Form 10-Q
period 1996-06-30
USA TRUCK INC
filed 1996-08-01
CIK 883945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

                         Commission file number 0-19858

                                USA TRUCK, INC.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  71-0556971
- - -------------------------------------     --------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

      3108 INDUSTRIAL PARK ROAD
          VAN BUREN, ARKANSAS                              72956
- - -------------------------------------     --------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (501) 471-2500
- - --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                               Not applicable
- - --------------------------------------------------------------------------------
 Former name, address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     9,498,928 shares of common stock, $.01 par value, were outstanding on July 25, 1996.

                                     INDEX

                                USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)                                                                   Page
                                                                                                                 ----

                  Condensed Balance Sheets -- June 30, 1996 and December 31, 1995                                  3

                  Condensed Statements of Income -- Three months and six months ended
                  June 30, 1996 and 1995                                                                           4

                  Condensed Statements of Cash Flows -- Six months ended June 30, 1996
                  and 1995                                                                                         5

                  Notes to Condensed Financial Statements -- June 30, 1996                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        7

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.                                                13

Item 5.       Other Information                                                                                   13

Item 6.       Exhibits and Reports on Form 8-K.                                                                   13

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS

                                                                               June 30        December 31
                                                                                 1996            1995
                                                                             ------------    ------------
                                                                              (unaudited)        (note)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                               $  1,058,994    $  1,656,392
     Accounts receivable:
         Trade, less allowance for doubtful accounts
         (1996 - $ 113,000; 1995 - $ 104,000)                                  11,164,277      10,475,215
         Other                                                                    374,750       1,448,283
     Inventories                                                                  166,002         282,588
     Deferred income taxes                                                        472,810         750,408
     Prepaid expenses and other current assets                                  1,510,567       1,394,769
                                                                             ------------    ------------
         Total current assets                                                  14,747,400      16,007,655

PROPERTY AND EQUIPMENT                                                         86,481,898      83,285,531
ACCUMULATED DEPRECIATION AND AMORTIZATION                                     (27,311,300)    (22,932,039)
                                                                             ------------    ------------
                                                                               59,170,598      60,353,492
SECURITY DEPOSITS                                                               1,745,478       1,745,478
OTHER ASSETS                                                                      934,142         873,124
                                                                             ------------    ------------
         Total assets                                                        $ 76,597,618    $ 78,979,749
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank drafts payable                                                     $    645,298    $    611,946
     Trade accounts payable                                                     1,219,028       2,041,985
     Accrued expenses                                                           6,366,277       7,320,859
     Current maturities of long-term debt                                       5,633,480       3,320,650
                                                                             ------------    ------------
         Total current liabilities                                             13,864,083      13,295,440

LONG-TERM DEBT, LESS CURRENT MATURITIES                                         9,115,087      13,360,579
DEFERRED INCOME TAXES                                                           8,812,129       8,452,472
INSURANCE AND CLAIMS ACCRUALS                                                     966,537         714,537

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share; 1,000,000 shares
         authorized; none issued                                                     --              --
     Common stock, par value $.01 per share; 16,000,000 shares authorized;
         issued shares (1996 - 9,498,928; 1995 - 9,714,728)                        94,989          97,147
     Additional paid-in capital                                                13,801,871      16,320,361
     Retained earnings                                                         29,942,922      28,416,526
     Less treasury stock, at cost (1996 - 0; 1995 - 152,000) shares                  --        (1,677,313)
                                                                             ------------    ------------
         Total stockholders' equity                                            43,839,782      43,156,721
                                                                             ------------    ------------
         Total liabilities and stockholders' equity                          $ 76,597,618    $ 78,979,749
                                                                             ============    ============

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by general accepted accounting principles for complete financial statements.


See notes to condensed financial statements.

                                USA TRUCK, INC.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months Ended               Six Months Ended
                                                        June 30                         June 30
                                             ----------------------------    ----------------------------
                                                 1996            1995            1996            1995
                                             ------------    ------------    ------------    ------------
OPERATING REVENUES                           $ 26,751,038    $ 26,129,072    $ 52,665,041    $ 52,130,903

OPERATING EXPENSES AND COSTS:
     Salaries, wages and employee benefits     11,259,361      10,836,678      22,148,562      21,972,248
     Operations and maintenance                 7,590,754       6,796,700      15,019,903      13,450,202
     Operating taxes and licenses                 481,494         474,713         956,055         921,125
     Insurance and claims                       1,633,247       1,139,433       3,039,641       2,174,422
     Communications and utilities                 448,638         261,501         802,094         576,085
     Depreciation and amortization              2,962,628       2,809,430       5,887,333       5,400,037
     Other                                        916,150         594,002       1,882,423       1,210,111
                                             ------------    ------------    ------------    ------------
                                               25,292,272      22,912,457      49,736,011      45,704,230
                                             ------------    ------------    ------------    ------------
OPERATING INCOME                                1,458,766       3,216,615       2,929,030       6,426,673
OTHER (INCOME) EXPENSE:
     Interest expense                             199,178         237,259         403,421         428,717
     Gain on disposal of assets                      --              --            (2,161)           --
     Other, net                                    (2,589)        (84,863)         24,234        (110,009)
                                             ------------    ------------    ------------    ------------
                                                  196,589         152,396         425,494         318,708
                                             ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                      1,262,177       3,064,219       2,503,536       6,107,965
INCOME TAXES                                      494,031       1,175,128         977,141       2,342,405
                                             ------------    ------------    ------------    ------------

NET INCOME                                   $    768,146    $  1,889,091    $  1,526,395    $  3,765,560
                                             ============    ============    ============    ============

PER SHARE INFORMATION:

     Average shares outstanding                 9,732,003      10,074,317       9,744,615      10,075,353
                                             ============    ============    ============    ============

     Net income per share                    $       0.08    $       0.19    $       0.16    $       0.37
                                             ============    ============    ============    ============


See notes to condensed financial statements.

                                USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30
                                                                                      ----------------------------
                                                                                          1996            1995
                                                                                      ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                                       $  1,526,395    $  3,765,560
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   5,887,333       5,400,037
         Provision for doubtful accounts                                                     9,000          13,437
         Deferred income taxes                                                             637,255         792,901
         Gain on sale of assets                                                             (2,161)           --
         Gain on sale of securities                                                           --           (39,441)
         Changes in operating assets and liabilities:
            Receivables                                                                    375,471      (1,449,351)
            Inventories and prepaid expenses                                                   788        (123,520)
            Bank drafts, accounts payable and accrued expenses                          (1,744,187)        616,121
            Insurance and claims accruals                                                  252,000         100,000
                                                                                      ------------    ------------
                  Net cash provided by operating activities                              6,941,894       9,075,744

INVESTING ACTIVITIES:
     Purchases of property and equipment                                                (5,407,278)    (10,812,816)
     Purchases of investments                                                                 --        (2,397,997)
     Proceeds from sale of assets                                                          705,000         597,039
     Proceeds from sale of investments                                                        --         2,437,438
     Increase in other assets                                                              (61,018)        (78,384)
                                                                                      ------------    ------------
                  Net cash used by investing activities                                 (4,763,296)    (10,254,720)

FINANCING ACTIVITIES:
     Borrowings under long-term debt                                                     6,380,000       5,750,000
     Proceeds from the exercise of stock options                                           272,050          14,250
     Payments to repurchase common stock                                                (1,115,384)           --
     Principal payments on long-term debt                                               (6,630,000)     (3,500,000)
     Principal payments on capitalized lease obligations                                (1,682,662)     (1,273,666)
                                                                                      ------------    ------------
                  Net cash (used) provided by financing activities                      (2,775,996)        990,584
                                                                                      ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS:                                                    (597,398)       (188,392)
     Cash and cash equivalents at beginning of period                                    1,656,392         926,075
                                                                                      ------------    ------------
     Cash and cash equivalents at end of period                                       $  1,058,994    $    737,683
                                                                                      ============    ============


See notes to condensed financial statements.

                                USA TRUCK, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1995.

NOTE B--COMMITMENTS

As of July 25, 1996, the Company had remaining commitments for the purchase of revenue equipment in the aggregate amount of approximately $14.9 million in 1996 and $28.2 million in 1997 and for the completion of the new corporate headquarters in Van Buren, Arkansas for $3.5 million.

NOTE C--LONG-TERM DEBT

On January 24, 1996, the Company entered into a lease commitment agreement (the "TRAC Lease Commitment"), with a financial institution to facilitate the leasing of tractors. The TRAC Lease Commitment provides for the leasing of equipment not exceeding an acquisition cost of $10.0 million in the aggregate. As of June 30, 1996, $10.0 million remained available under the TRAC Lease Commitment. The commitment term ends on December 31, 1996. Each capital lease will have a repayment period of 42 months. Lease amounts are limited based on the amounts outstanding under capital leases entered into under this agreement. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease.

NOTE D--CAPITAL STOCK TRANSACTIONS

On May 8, 1996, the Board of Directors authorized the retirement of all shares purchased prior to May 7, 1996, which resulted in the retirement of 254,000 shares of treasury stock that had been purchased at an aggregate cost of $2.8 million. On July 22, 1996, the Company made a purchase of 48,000 shares of its outstanding common stock on the open market pursuant to a repurchase program authorized by the Board of Directors in September, 1995.

                                   FORM 10-Q

                                USA TRUCK, INC.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:




                                                              Three Months Ended  Six Months Ended
                                                                   June 30            June 30
                                                               ---------------    ----------------
                                                                1996     1995      1996     1995
                                                               ------   ------    ------   ------
OPERATING REVENUES                                              100.0%   100.0%    100.0%   100.0%

OPERATING EXPENSES AND COSTS:
     Salaries, wages and employee benefits                       42.1     41.5      42.1     42.1
     Operations and maintenance                                  28.4     26.0      28.5     25.8
     Operating taxes and licenses                                 1.8      1.8       1.8      1.8
     Insurance and claims                                         6.1      4.4       5.8      4.2
     Communications and utilities                                 1.7      1.0       1.5      1.1
     Depreciation and amortization                               11.0     10.7      11.2     10.4
     Other                                                        3.4      2.3       3.5      2.3
                                                               ------   ------    ------   ------
                                                                 94.5     87.7      94.4     87.7
                                                               ------   ------    ------   ------
OPERATING INCOME                                                  5.5     12.3       5.6     12.3
OTHER (INCOME) EXPENSE:
     Interest expense                                             0.7      0.9       0.8      0.8
     Gain on disposal of assets                                    --       --        --       --
     Other, net                                                    --     (0.3)       --     (0.2)
                                                               ------   ------    ------   ------
                                                                  0.7      0.6       0.8      0.6
                                                               ------   ------    ------   ------
INCOME BEFORE INCOME TAXES                                        4.8     11.7       4.8     11.7
INCOME TAXES                                                      1.9      4.5       1.9      4.5
                                                               ------   ------    ------   ------
NET INCOME                                                        2.9%     7.2%      2.9%     7.2%
                                                               ======   ======    ======   ======

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

     Operating revenues increased 2.4% to $26.8 million in 1996 from $26.1 million in 1995, resulting from increased business with existing customers and additional business from new customers, partially offset by a slight decrease in average revenue per mile. Average revenue per mile decreased to $1.108 in 1996 from $1.111 in 1995. The empty mile factor decreased to 10.23% in 1996 from 10.73% of paid miles in the second quarter of 1995. There was a 9.5% increase in the number of shipments to 24,780 in 1996 from 22,629 in 1995. This volume improvement was made possible by an increase of 2.4% in the average number of tractors operated from 776 in 1995 to 795 in 1996. The net effect of the volume improvement and the Company's continuing fleet expansion was a slight increase of 0.2% in miles per tractor per week to 2,410 in 1996 from 2,405 in 1995.

     Operating expenses and costs as a percentage of revenues increased to 94.5% in 1996 from 87.7% in 1995. This change resulted primarily from an increase, on a percentage of revenue basis, in salaries, wages and employee benefits, in operations and maintenance costs, in insurance and claims expenses, in communications and utilities and in other expenses. The increase in salaries, wages and employee benefits was primarily due to increased aggregate driver pay. Because driver pay is generally fixed on a per mile basis, driver compensation costs associated with increased business and fleet expansion are often offset with corresponding increases in revenues. Because average revenue per mile decreased slightly in the second quarter of 1996, as discussed above, the effect of the drivers' pay increase, along with the moderate improvement in utilization rate, was an increase in salaries, wages and employee benefits as a percentage of revenues. The percentage increase, relative to revenues, in operations and maintenance was primarily the result of an increase of 11.6 cents per gallon in the average cost of fuel in the second quarter of this year compared to the same period last year and an increase in costs to maintain and repair road equipment, partially offset by an increase in fuel efficiency to 6.30 average miles per gallon in 1996 from 6.23 in 1995. The percentage increase, relative to revenues, in insurance and claims expense was due to an increase in the number and severity of insurance claims filed in the second quarter of 1996 as compared to the same period last year. The increase in depreciation and amortization expense reflects the effects of timing differences between trading cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those units being retired. Communications and utilities increased, on a percentage of revenue basis, due to the aggregate effect of a slight increase in service costs and the expiration of usage incentives that were available in the telecommunications industry for the same period last year. Other expenses increased, relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the increase. One such factor was an increase of approximately $105,000 in programming and data processing costs.

     As a result of the foregoing factors, operating income decreased 54.7% to $1.5 million, or 5.5% of revenues, in 1996 from $3.2 million, or 12.3% of revenues, in 1995.

     Interest expense decreased 16.0% to $200,000 in 1996 from $240,000 in 1995, resulting primarily from a decrease in borrowings, partially offset by a slight increase in interest rates, in the aggregate, on both short-term and long-term debt.

     Other income decreased 96.9% to $2,600 in 1996 from $84,900 in 1995, resulting primarily from a decrease in interest income and the absence of sales, and the associated gains on those sales, of investment securities by the Company as had occurred during this same quarter in 1995.

     As a result of the above, income before income taxes decreased 58.8% to $1.3 million, or 4.8% of revenues, in 1996 from $3.1 million, or 11.7% of revenues, in 1995.

     The Company's effective tax rate increased to 38.9% in 1996 from 38.4% in 1995. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 59.3% to $770,000 ($.08 per share), or 2.9% of revenues, in 1996 from $1.9 million ($.19 per share), or 7.2% of revenues, in 1995. The number of shares used in the calculation of net income per share for the second quarters of 1996 end

1995 were 9,732,003 and 10,074,317, respectively. Total shares outstanding at June 30, 1996, were 9,498,928.

Six-Months Ended June 30, 1996 Compared to Six-Months Ended June 30, 1995

     Operating revenues increased 1.0% to $52.7 million in 1996 from $52.1 million in 1995, resulting from increased business with existing customers and additional business from new customers, partially offset by a 0.4% decrease in average revenue per mile. Average revenue per mile decreased to $1.107 in 1996 from $1.112 in 1995 as the result of a 3.6% decline in the tractor utilization rate, partially offset by a decrease in the empty mile factor to 10.39% in 1996 from 10.51% of paid miles in the first six months of 1995. There was a 8.5% increase in the number of shipments to 49,333 in 1996 from 45,459 in 1995. This volume improvement was made possible by an increase of 5.2% in the average number of tractors operated from 749 in 1995 to 788 in 1996. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 3.6% in miles per tractor per week to 2,376 in 1996 from 2,464 in 1995.

     Operating expenses and costs as a percentage of revenues increased to 94.4% in 1996 from 87.7% in 1995, for the same reasons discussed above, except for salaries, wages and employee benefits, in the comparison of the quarter ended June 30, 1996 to the quarter ended June 30, 1995. Salaries, wages and employee benefits remained unchanged, on a percentage of revenue basis, for the comparable six month periods between 1996 and 1995. This was due to the fact that the increase in aggregate driver pay was offset by a decrease in incentives earned by employees on both financial results and performance goals.

     As a result of the foregoing factors, operating income decreased 54.4% to $2.9 million, or 5.6% of revenues, in 1996 from $6.4 million, or 12.3% of revenues, in 1995.

     Interest expense decreased 5.9% to $400,000 in 1996 from $430,000 in 1995, resulting primarily from a decrease in borrowings, partially offset by a slight increase in interest rates, in the aggregate, on both short-term and long-term debt.

     Other, net expenses increased 122.0% to $20,000 in 1996 from $(0.11) million in 1995, resulting primarily from a decrease in interest income and the absence of sales, and the associated gains on those sales, of investment securities by the Company as had occurred during the first half in 1995.

     As a result of the above, income before income taxes decreased 59.0% to $2.5 million, or 4.8% of revenues, in 1996 from $6.1 million, or 11.7% of revenues, in 1995.

     The Company's effective tax rate increased to 38.9% in 1996 from 38.4% in 1995. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 56.8% to $1.5 million ($.16 per share), or 2.9% of revenues, in 1996 from $3.8 million ($.37 per share), or 7.2% of revenues, in 1995. Number of shares used in the calculation of net income per share for the six months ending June 30, 1996 and 1995 were 9,744,615 and 10,075,353, respectively.

SEASONALITY

     In the trucking industry generally, revenues are lower in the first and fourth quarters as customers decrease shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses increase, due primarily to decreased fuel efficiency and increased maintenance costs. These factors historically have tended to decrease net income in the first and fourth quarters. Future revenues could be impacted if customers reduce shipments due to temporary plant closings, which historically have occurred during July and December.

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs could adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. Most recently, USA Truck has experienced a price increase of approximately 16 cents per gallon over a period of 6 months. The Company has not experienced difficulty in maintaining necessary fuel supplies, and the Company generally has been able to recover increases in fuel costs and fuel taxes from customers through increased freight rates. There can be no assurance, however, that the Company will be able to recover these increased fuel costs, or any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit"), an additional line of credit (the "Equipment Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $6.9 million for the six-month period ended June 30, 1996 as compared to $9.1 million in the comparable period of 1995.

     The Company's General Line of Credit provides for available borrowings of up to $10.0 million, including letters of credit not exceeding $5.0 million. As of June 30, 1996, approximately $5.9 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 1998, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.25% at June 30, 1996) fluctuates between the lender's prime rate and prime plus 1/2%, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount of the available borrowings. The principal maturity can be accelerated if the borrowing base (based on a percentage of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

     The Equipment Line of Credit is a collateralized credit agreement entered into with another financial institution in July 1993 and amended in July 1995 to facilitate the purchase and/or lease of tractors. The Equipment Line of Credit had a commitment term that ended on June 30, 1996 and provided for a maximum loan amount of approximately $17.6 million. Advances were required to be used for the purchase of conventional tractors, and each advance was converted to a capital lease with a repayment period of 42 months. The Company elected not to renew the Equipment Line of Credit in 1996. As of June 30, 1996, the Company's outstanding obligation under the Equipment Line of Credit was $11.2 million. The interest rate on borrowings under the Equipment Line of Credit fluctuated in relation to the LIBOR rate. The Company converted the interest rates applicable to all such borrowings to fixed rates ranging from 1.9% to 7.5%, determined in relation to the "ask yield" for United States Bonds and Notes. The Equipment Line of Credit is collateralized by the tractors purchased with the borrowings under the Equipment Line of Credit.

     On January 24, 1996, the Company entered into a lease commitment agreement (the "TRAC Lease Commitment"), with a third financial institution to facilitate the leasing of tractors. The TRAC Lease Commitment provides for the leasing of equipment not exceeding an acquisition cost of $10.0 million in the aggregate. As of June 30, 1996, $10.0 million remained available under the TRAC Lease Commitment. The commitment term ends on December 31, 1996. Each capital lease will have a repayment period of 42 months. Lease amounts are limited based on the amounts outstanding under capital leases entered into under this agreement. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease.

     At June 30, 1996, the Company had debt obligations of approximately $14.7 million of which approximately $5.6 million were current obligations. During the second quarter of 1996 the Company made borrowings under the General Line of Credit of $2.7 million, while retiring approximately $4.3 million of debt. The retired debt had average interest rates of approximately 6.55%.

     During the years 1996 and 1997 the Company plans to make approximately $54.2 million in capital expenditures, $5.9 million of which had been expended through July 25, 1996. As of July 25, 1996, USA Truck was committed to spend $14.9 million for revenue equipment during the remainder of 1996 and $28.2 million for revenue equipment in 1997. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. Also, the Company has a remaining commitment for $3.5 million, of a total commitment of $4.9 million, relating to construction of a new corporate headquarters in Van Buren, Arkansas. The new headquarters facility is currently expected to be completed in the first half of 1997. The balance of the expected capital expenditures will be used for the purchase of maintenance and office equipment and facility improvements.

     The General Line of Credit, the TRAC Lease Commitment, equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 1997. There can be no assurance, however, that such sources will be sufficient to fund the Company's operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, the General Line of Credit, the TRAC Lease Commitment and equipment leases for the foreseeable future.

     In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in private negotiated transactions, from time to time over a period of three years. As of July 25, 1996, the Company had purchased 302,000 shares pursuant to this authorization at a aggregate purchase price of $3.3 million, including 150,000 shares purchased in 1996, at an aggregate purchase price of $1.7 million. On May 8, 1996, the Board of Directors authorized the retirement of all shares purchased prior to May 7, 1996, which resulted in the retirement of 254,000 shares of treasury stock that had been purchased at an aggregate cost of $2.8 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company's control and that may have a direct bearing on operating results are further increases in diesel prices, adverse weather conditions and the impact of increased rate competition. The Company's results may also be significantly affected by fluctuations in general economic conditions, as the Company's utilization rates are directly related to business levels of shippers in a variety of industries. Results for any specific quarter could also be affected by various unforeseen events, such as unusual levels of equipment failure or accident claims.

                                USA TRUCK, INC.

PART II.          OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders of the Company was held on May 8, 1996. At the meeting, the stockholders elected the persons set forth in the table below to serve as directors for terms expiring at the 1999 Annual Meeting of
Stockholders:

                                   Votes              Votes             Broker
               Nominee              For             Withheld           Non-Votes
             -----------         ----------         --------           ---------
       J. Gordon Watson          8,697,964            3,531               -0-

       Jim L. Hanna              8,697,964            3,531               -0-

Item 5.       Other Information.

     Mr. J. Gordon Watson, Vice President - Operations, at USA Truck, retired at the end of May 1996. Mr. Watson resigned his position on the board of directors of the Company effective in June of this year. Mr. Watson's position and title has been assumed by Mr. George R. Jacobs. Mr. Jacobs has been employed at USA Truck and has served as a member of the board of directors since 1986. He has most recently served in the position of Vice President - Maintenance and Administration since January 1989 and has over 30 years of experience in the transportation industry. Mr. Allison L. "Bud" Pierce has been newly appointed to the office of Vice President - Human Resources, Insurance, and Safety. Mr. Pierce has been employed with USA Truck since 1987 in the capacity of Director of Human Resources and Safety and has over 20 years experience in the human resources field. Mr. Watson's position on the Board of Directors has not been filled as of July 25, 1996.


Item 6.       Exhibits and Reports on Form 8-K.

             (A)    Exhibits

                    11.1    Statement Re: Computation of Earnings Per Share

                    27.1    Financial Data Schedule

             (B)    Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       USA TRUCK, INC.
                                       -------------------------------------
                                       (Registrant)


Date:  07/29/96                          /s/  ROBERT M. POWELL
     ------------                      -------------------------------------
                                       ROBERT M. POWELL
                                       President and Chief Executive Officer


Date:  07/29/96                          /s/  JERRY D. ORLER
     ------------                      -------------------------------------
                                       JERRY D. ORLER
                                       Vice President-Finance and
                                       Chief Financial Officer

                                   FORM 10-Q

                               INDEX TO EXHIBITS

                                USA TRUCK, INC.



 Exhibit
 Number                       Exhibit
- - --------   -------------------------------------------------
11.1       Statement Re: Computation of Earnings Per Share

27.1       Financial Data Schedule