Form 10-Q
period 1996-09-30
USA TRUCK INC
filed 1996-11-04
CIK 883945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from        to        .
                              --------  --------

                         Commission file number 0-19858

                                USA Truck, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                71-0556971
   -------------------------------          ---------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)



       3108 Industrial Park Road
          Van Buren, Arkansas                          72956
----------------------------------------    ---------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (501) 471-2500
--------------------------------------------------------------------------------
               Registrant s telephone number, including area code

                                 Not applicable
--------------------------------------------------------------------------------
   Former name, address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to  such filing requirements for the  past 90 days.   Yes   X   No
                                                         -------  -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    9,498,928 shares of common stock, $.01 par value, were outstanding on October 25, 1996.

                                    INDEX

                               USA TRUCK, INC.



PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)                                                 Page

                 Condensed Balance Sheets -- September 30, 1996 and December 31, 1995           3

                 Condensed Statements of Income -- Three months and nine months ended
                 September 30, 1996 and 1995                                                    4

                 Condensed Statements of Cash Flows -- Nine months ended September 30,
                 1996 and 1995                                                                  5

                 Notes to Condensed Financial Statements -- September 30, 1996                  6

Item 2.      Management s Discussion and Analysis of Financial Condition and Results
             of Operations                                                                      7



PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.                                                  13


PART I.          FINANCIAL INFORMATION

Item 1.      Financial Statements

                                USA TRUCK, INC.
                            CONDENSED BALANCE SHEETS



                                                                                September 30         December 31
                                                                                    1996                1995
                                                                                ------------         -----------
                                                                                 (unaudited)           (note)
                                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $         802,451     $     1,656,392
  Accounts receivable:
    Trade, less allowance for doubtful accounts
    (1996 - $ 104,000; 1995 - $ 104,000)                                          10,305,615          10,475,215
    Other                                                                          1,164,559           1,448,283
  Inventories                                                                        167,564             282,588
  Deferred income taxes                                                              761,719             750,408
  Prepaid expenses and other current assets                                          935,105           1,394,769
                                                                           -----------------     ---------------
    Total current assets                                                          14,137,013          16,007,655

PROPERTY AND EQUIPMENT                                                            91,343,510          83,285,531
ACCUMULATED DEPRECIATION AND AMORTIZATION                                        (29,170,406)        (22,932,039)
                                                                           -----------------     ---------------
                                                                                  62,173,104          60,353,492
SECURITY DEPOSITS                                                                  1,745,478           1,745,478
OTHER ASSETS                                                                         978,792             873,124
                                                                           -----------------     ---------------
    Total assets                                                           $      79,034,387     $    78,979,749
                                                                           =================     ===============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank drafts payable                                                      $         624,643     $       611,946
  Trade accounts payable                                                           4,013,806           2,041,985
  Accrued expenses                                                                 6,906,052           7,320,859
  Current maturities of long-term debt                                             5,429,120           3,320,650
                                                                           -----------------     ---------------
    Total current liabilities                                                     16,973,621          13,295,440

LONG-TERM DEBT, LESS CURRENT MATURITIES                                            7,161,534          13,360,579
DEFERRED INCOME TAXES                                                              9,409,685           8,452,472
INSURANCE AND CLAIMS ACCRUALS                                                      1,092,538             714,537

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 1,000,000 shares
    authorized; none issued                                                              --                  --
  Common stock, par value $.01 per share; 16,000,000 shares authorized;
    issued shares (1996 - 9,498,928; 1995 - 9,714,728)                                94,989              97,147
  Additional paid-in capital                                                      13,801,873          16,320,361
  Retained earnings                                                               31,058,450          28,416,526
  Less treasury stock, at cost (1996 - 57,000; 1995 - 152,000) shares               (558,303)         (1,677,313)
                                                                           -----------------     ---------------
    Total stockholders' equity                                                    44,397,009          43,156,721
                                                                           -----------------     ---------------
    Total liabilities and stockholders' equity                             $      79,034,387     $    78,979,749
                                                                           =================     ===============




Note:   The balance  sheet at December 31,  1995 has been derived  from the audited financial statements at that date but does not include all of the information and footnotes required by general accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                USA TRUCK, INC.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                         Three Months Ended                          Nine Months Ended
                                                           September 30                                September 30
                                               ------------------------------------        ----------------------------------
                                                     1996                1995                      1996             1995
                                               -----------------   ----------------        -----------------   --------------
OPERATING REVENUES                             $      27,292,778   $     24,844,070        $      79,957,819   $   76,974,973

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits               11,405,000         10,660,789               33,553,562       32,633,037
  Operations and maintenance                           7,668,594          6,647,632               22,688,497       20,097,834
  Operating taxes and licenses                           494,452            458,390                1,450,507        1,379,515
  Insurance and claims                                 1,334,161            995,371                4,373,802        3,169,794
  Communications and utilities                           406,629            335,531                1,208,723          911,616
  Depreciation and amortization                        3,012,682          2,880,122                8,900,015        8,280,159
  Other                                                1,004,966            775,996                2,887,389        1,986,107
                                               -----------------   ----------------        -----------------   --------------
                                                      25,326,484         22,753,831               75,062,495       68,458,062
                                               -----------------   ----------------        -----------------   --------------
OPERATING INCOME                                       1,966,294          2,090,239                4,895,324        8,516,911
OTHER (INCOME) EXPENSE:
  Interest expense                                       175,112            191,339                  578,533          620,056
  Gain on disposal of assets                              (7,610)            (1,000)                  (9,770)          (1,000)
  Other, net                                             (26,952)           (19,080)                  (2,718)        (129,089)
                                               -----------------   ----------------        -----------------   --------------
                                                         140,550            171,259                  566,045          489,967
                                               -----------------   ----------------        -----------------   --------------
INCOME BEFORE INCOME TAXES                             1,825,744          1,918,980                4,329,279        8,026,944
INCOME TAXES                                             710,214            735,929                1,687,355        3,078,334
                                               -----------------   ----------------        -----------------   --------------

NET INCOME                                     $       1,115,530   $      1,183,051        $       2,641,924   $    4,948,610
                                               =================   ================        =================   ==============


PER SHARE INFORMATION:

  Average shares outstanding                           9,599,680         10,054,117                9,735,902       10,067,876
                                               =================   ================        =================   ==============

  Net income per share                         $            0.12   $           0.12        $            0.27   $         0.49
                                               =================   ================        =================   ==============




See notes to condensed financial statements.

                                USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30
                                                               -------------------------------------
                                                                     1996                 1995
                                                               ---------------     -----------------
OPERATING ACTIVITIES:
  Net income                                                   $     2,641,924     $       4,948,610
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                    8,900,015             8,280,159
    Provision for doubtful accounts                                    110,060                19,437
    Deferred income taxes                                              945,902               941,841
    Gain on sale of assets                                              (9,770)               (1,000)
    Gain on sale of securities                                             --                (39,441)
    Changes  in  operating  assets  and  liabilities:
      Receivables                                                      343,264              (821,399)
      Inventories and prepaid expenses                                 574,688               392,588
      Bank drafts, accounts payable and accrued expenses             1,569,711               647,638
      Insurance and claims accruals                                    378,001               200,000
                                                               ---------------     -----------------
        Net cash provided by operating activities                   15,453,795            14,568,433

INVESTING ACTIVITIES:
  Purchases of property and equipment                              (12,519,817)          (13,699,844)
  Purchases of investments                                                 --             (2,397,997)
  Proceeds from sale of assets                                       1,809,960             1,914,933
  Proceeds from sale of investments                                        --              2,437,438
  Increase in other assets                                            (105,668)             (573,314)
                                                               ---------------     -----------------
        Net cash used by investing activities                      (10,815,525)          (12,318,784)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                    7,130,000             5,750,000
  Proceeds from the exercise of stock options                          272,050                14,250
  Payments to repurchase common stock                               (1,673,686)                  --
  Principal payments on long-term debt                              (8,730,000)           (5,750,000)
  Principal payments on capitalized lease obligations               (2,490,575)           (1,919,073)
                                                               ---------------     -----------------
        Net cash used by financing activities                       (5,492,211)           (1,904,823)
                                                               ---------------     -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:                     (853,941)              344,826
  Cash and cash equivalents at beginning of period                   1,656,392               926,075
                                                               ---------------     -----------------
  Cash and cash equivalents at end of period                   $       802,451     $       1,270,901
                                                               ===============     =================



See notes to condensed financial statements.

                               USA TRUCK, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1995.

NOTE B--COMMITMENTS

As of October 25, 1996, the Company had remaining commitments for the purchase of revenue equipment in the aggregate amount of approximately $9.0 million in 1996 and $28.2 million in 1997 and $2.4 million for the completion of the new corporate headquarters in Van Buren, Arkansas. The corporate headquarters is scheduled to be finished in the first half of 1997.

NOTE C--LONG-TERM DEBT

On January 24, 1996, the Company entered into a lease commitment agreement (the "TRAC Lease Commitment"), with a financial institution to facilitate the leasing of tractors. The TRAC Lease Commitment provides for the leasing of equipment not exceeding an acquisition cost of $10.0 million in the aggregate. As of September 30, 1996, $10.0 million remained available under the TRAC Lease Commitment. The commitment term ends on December 31, 1996. Each capital lease will have a repayment period of 42 months. Lease amounts are limited based on the amounts outstanding under capital leases entered into under this agreement. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease.

NOTE D--CAPITAL STOCK TRANSACTIONS

On May 8, 1996, the Board of Directors authorized the retirement of all shares purchased prior to May 7, 1996, which resulted in the retirement of 254,000 shares of treasury stock that had been purchased at an aggregate cost of $2.8 million pursuant to a repurchase program authorized by the Board of Directors in September, 1995. As of September 30, 1996, the Company had made purchases in the aggregate of 57,000 additional shares of its outstanding common stock on the open market and on October 23, 1996, the Company made a single purchase of 30,000 shares of its outstanding common stock on the open market pursuant to this repurchase program.

                                   FORM 10-Q

                                USA TRUCK, INC.

Item 2.      Management s Discussion and Analysis of Financial
             Condition and Results of Operations



The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:

                                         Three Months Ended      Nine Months Ended
                                             September 30            September 30
                                         ------------------      -----------------
                                          1996       1995         1996       1995
                                         ------    --------      -------   -------
OPERATING REVENUES                       100.0 %     100.0 %      100.0 %   100.0 %

Operating expenses and costs:
  Salaries, wages and employee benefits   41.8        42.9         42.0      42.4
  Operations and maintenance              28.1        26.8         28.4      26.1
  Operating taxes and licenses             1.8         1.8          1.8       1.8
  Insurance and claims                     4.9         4.0          5.5       4.1
  Communications and utilities             1.5         1.4          1.5       1.2
  Depreciation and amortization           11.0        11.6         11.1      10.7
  Other                                    3.7         3.1          3.6       2.6
                                         ------      ------       ------    ------
                                          92.8        91.6         93.9      88.9
                                         ------      ------       ------    ------
OPERATING INCOME                           7.2         8.4          6.1      11.1
OTHER (INCOME) EXPENSES
  Interest expense                         0.6         0.8          0.7       0.8
  Gain on disposal of assets               --          --           --        --
  Other, net                              (0.1)       (0.1)         --       (0.1)
                                         ------      ------       ------    ------
                                           0.5         0.7          0.7       0.7
                                         ------      ------       ------    ------
INCOME BEFORE INCOME TAXES                 6.7         7.7          5.4      10.4
INCOME TAXES                               2.6         2.9          2.1       4.0
                                         ------      ------       ------    ------

NET INCOME                                 4.1 %       4.8 %        3.3 %     6.4 %
                                         ======      ======       ======    ======




RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

   Operating revenues increased 9.9% to $27.3 million in the third quarter of 1996 from $24.8 million for the same quarter of 1995, resulting from increased business with existing customers and additional business from new customers plus a slight increase in the average revenue per mile. Average revenue per mile increased to $1.108 in 1996 from $1.103 in 1995. The empty mile factor decreased to 10.04% in 1996 from 11.10% of paid miles in the third quarter of 1995. There was a 11.2% increase in the number of shipments to 25,408 in 1996 from 22,840 in 1995. This volume improvement was made possible by an increase of 1.6% in the average number of tractors operated from 790 in 1995 to 803 in 1996. The net effect of the volume improvement and the Company's continuing fleet expansion was a increase of 6.0% in miles per tractor per week to 2,397 in 1996 from 2,262 in 1995.

  Operating expenses and costs as a percentage of revenues increased to 92.8% in 1996 from 91.6% in 1995. This change resulted primarily from an increase, on a percentage of revenue basis, in operations and maintenance costs, in insurance and claims expenses and in other expenses. These increases were partially offset by decreases, on a percentage of revenue basis, in salaries, wages, and employee benefits and depreciation and amortization expense. The decrease in salaries, wages, and employee benefits was due to the fact that the increase in aggregate driver pay was offset by a decrease in incentives earned by employees. The percentage increase, relative to revenues, in operations and maintenance was primarily the result of an increase of 10.5 cents per gallon in the average cost of fuel in the third quarter of this year compared to the same period last year, partially offset by an increase in fuel efficiency to 6.31 average miles per gallon in 1996 from 6.10 in 1995. The percentage increase, relative to revenues, in insurance and claims expense was due to an increase in the number and severity of accidents in the third quarter of 1996 as compared to the same period last year. The decrease in depreciation and amortization expense, as a percentage of revenue, reflects the 6.0% increase in utilization as mentioned above. Other expenses increased, relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the increase.

  As a result of the foregoing factors, operating income decreased 5.9% to $2.0 million, or 7.2% of revenues, in 1996 from $2.1 million, or 8.4% of revenues, in 1995.

  Interest expense decreased 8.5% to $175,000 in 1996 from $191,000 in 1995, resulting primarily from a decrease in interest rates, in the aggregate, on both short-term and long-term debt, partially offset by an increase in borrowings.

  As a result of the above, income before income taxes decreased 4.9% to $1.8 million, or 6.7% of revenues, in 1996 from $1.9 million, or 7.7% of revenues, in 1995.

  The Company's effective tax rate increased to 38.9% in 1996 from 38.4% in 1995. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

  As a result of the aforementioned factors, net income decreased 5.7% to $1.1 million ($.12 per share), or 4.1% of revenues, in 1996 from $1.2 million ($.12 per share), or 4.8% of revenues, in 1995. The number of shares used in the calculation of net income per share for the third quarter of 1996 and 1995 were 9,599,680 and 10,054,117, respectively. Total shares outstanding at September 30, 1996, were 9,498,928.

Nine-Months Ended September 30, 1996 Compared to Nine-Months Ended September 30, 1995

  Operating revenues increased 3.9% to $80.0 million for the nine months ended September 30, 1996, from $77.0 million for the same period in 1995, resulting from increased business with existing customers and additional business from new customers, partially offset by a 0.2% decrease in average revenue per mile. Average revenue per mile decreased slightly to $1.107 in 1996 from $1.109 in 1995 as the result of a 3.6% decline in the tractor utilization rate, partially offset by a decrease in the empty mile factor to 10.27% in 1996 from 10.70% of paid miles in the first nine months of 1995. There was a 9.4% increase in the number of shipments to 74,741 in 1996 from 68,299 in 1995. This volume improvement was made possible by an increase of 3.9% in the average number of tractors operated from 763 in 1995 to 793 in 1996. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 0.4% in miles per tractor per week to 2,383 in 1996 from 2,393 in 1995.

  Operating expenses and costs as a percentage of revenues increased to 93.9% in 1996 from 88.9% in 1995, for the same reasons discussed above in the comparison of the quarter ended September 30, 1996 to the quarter ended September 30, 1995.

  As a result of the foregoing factors, operating income decreased 42.4% to $4.9 million, or 6.1% of revenues, in 1996 from $8.5 million, or 11.1% of revenues, in 1995.

  Interest expense decreased 6.6% to $579,000 in 1996 from $620,000 in 1995, resulting primarily from a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

  Other, net expenses remained unchanged, on a percentage of revenue basis, for the comparable nine month periods between 1996 and 1995. This was due to the fact that the decrease in interest expense was offset by the decrease in interest income and gains on disposal of assets.

  As a result of the above, income before income taxes decreased 46.3% to $4.3 million, or 5.4% of revenues, in 1996 from $8.0 million, or 10.4% of revenues, in 1995.

  The Company's effective tax rate increased to 38.9% in 1996 from 38.4% in 1995. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

  As a result of the aforementioned factors, net income decreased 46.9% to $2.6 million ($.27 per share), or 3.3% of revenues, in 1996 from $4.9 million ($.49 per share), or 6.4% of revenues, in 1995. The number of shares used in the calculation of net income per share for the nine months ending
September 30, 1996 and 1995 were 9,735,902 and 10,067,876, respectively.

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

FUEL AVAILABILITY AND COST

  The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover increases in fuel costs and fuel taxes from customers through increased freight rates. However, most recently, USA Truck has experienced a price increase of approximately 12 cents per gallon over a period of 9 months, which the Company has not been able to fully offset through rate increases. There can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

 The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit"), an additional line of credit (the "Equipment Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $15.5 million for the nine-month period ended September 30, 1996 as compared to $14.6 million in the comparable period of 1995.

 The Company's General Line of Credit provides for available borrowings of up to $10.0 million, including letters of credit not exceeding $5.0 million. As of September 30, 1996, approximately $7.2 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 1998, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.25% at September 30, 1996) fluctuates between the lender's prime rate and prime plus 1/2%, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount of the available borrowings. The principal maturity can be accelerated if the borrowing base (based on a percentage of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

 The Equipment Line of Credit is a collateralized credit agreement entered into with another financial institution in July 1993 and amended in July
1995 to facilitate the purchase and/or lease of tractors. The Equipment
Line of Credit had a commitment term that ended on June 30, 1996 and provided for a maximum loan amount of approximately $17.6 million. Advances were required to be used for the purchase of conventional tractors, and each advance was converted to a capital lease with a repayment period of 42 months. The Company elected not to renew the Equipment Line of Credit in 1996. As of September 30, 1996, the Company s outstanding obligation under the Equipment Line of Credit was $10.5 million. Interest is payable on such borrowings at fixed rates ranging from 1.9% to 7.5%. The Equipment Line of Credit is collateralized by the tractors purchased with the borrowings under the Equipment Line of Credit.

 On January 24, 1996, the Company entered into a lease commitment agreement (the "TRAC Lease Commitment"), with a third financial institution to facilitate the leasing of tractors. The TRAC Lease Commitment provides for the leasing of equipment not exceeding an acquisition cost of $10.0 million in the aggregate. As of September 30, 1996, $10.0 million remained available under the TRAC Lease Commitment. The commitment term ends on December 31, 1996. The Company believes that it will be able to extend the TRAC Lease Commitment term and increase the amount available. Each capital lease will have a repayment period of 42 months.
Lease amounts are limited based on the amounts outstanding under capital leases entered into under this agreement. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease.

  At September 30, 1996, the Company had debt obligations of approximately $12.6 million of which approximately $5.4 million were current obligations. During the third quarter of 1996 the Company made borrowings under the General Line of Credit of $750,000, while retiring $2.9 million in debt. The retired debt had an average interest rate of approximately 6.40%.

  During the years 1996 and 1997 the Company plans to make approximately $54.2 million in capital expenditures, $12.9 million of which had been expended through October 25, 1996. As of October 25, 1996, USA Truck was committed to spend $9.2 million for revenue equipment during the remainder of 1996 and $28.2 million for revenue equipment in 1997. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. Also, the Company has a remaining commitment for $2.3 million, of a total commitment of $4.9 million, relating to construction of a new corporate headquarters in Van Buren, Arkansas. The new headquarters facility is currently expected to be completed in the first half of 1997. The balance of the expected capital expenditures will be used for the purchase of maintenance and office equipment and facility improvements.

  The General Line of Credit, the TRAC Lease Commitment, equipment leases and cash flows from operations should be adequate to fund the Company s operations and expansion plans through the end of 1997. There can be no assurance, however, that such sources will be sufficient to fund the Company's operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, the General Line of Credit, the TRAC Lease Commitment and equipment leases for the foreseeable future.

  In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. As of October 25, 1996, the Company had purchased 341,000 shares pursuant to this authorization at an aggregate purchase price of $3.6 million, including 189,000 shares purchased in 1996 at an aggregate purchase price of $1.9 million. On May 8, 1996, the Board of Directors authorized the retirement of all shares purchased prior to May 7, 1996, which resulted in the retirement of 254,000 shares of treasury stock that had been purchased at an aggregate cost of $2.8 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company s performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

FORWARD-LOOKING STATEMENTS

  This report contains forward-looking statements and information that are based on management s belief as well as assumptions made by, and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company s control and that may have a direct bearing on operating results are further increases in diesel prices, adverse weather conditions and the impact of increased rate competition. The Company s results may also be significantly affected by fluctuations in general economic conditions, as the Company s utilization rates are directly related to business levels of shippers in a variety of industries. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or accident claims.

                                USA TRUCK, INC.

PART II.         OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

             (A)   Exhibits

                   11.1    Statement Re: Computation of Earnings Per Share

                   27.1    Financial Data Schedule

             (B)   Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          USA Truck, Inc.
                                          --------------------------------------
                                          (Registrant)




Date:            10/29/96                     /s/  ROBERT M. POWELL
        --------------------------        --------------------------------------
                                          Robert M. Powell
                                          President and Chief Executive Officer




Date:            10/29/96                     /s/  JERRY D. ORLER
        --------------------------        --------------------------------------
                                          Jerry D. Orler
                                          Vice President-Finance and
                                          Chief Financial Officer

                                   FORM 10-Q

                               INDEX TO EXHIBITS

                                USA TRUCK, INC.





  Exhibit
   Number                               Exhibit
-----------       -----------------------------------------------
    11.1          Statement Re: Computation of Earnings Per Share

    27.1          Financial Data Schedule