Form 10-K405
period 1996-12-31
USA TRUCK INC
filed 1997-03-27
CIK 883945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

                         Commission File Number 0-19858

                                USA TRUCK, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                 71-0556971
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

       3108 INDUSTRIAL PARK ROAD                          72956
          VAN BUREN, ARKANSAS                           (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (501) 471-2500

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant on February 28, 1997 was $34,298,206. (The characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at February 28, 1997
            -----                             --------------------------------
Common Stock, par value $.01 per share                9,322,936 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K into Which the
                Document                           Document is Incorporated
                --------                           ------------------------
Portions of the Proxy Statement to be sent                Part III
 to stockholders in connection with 1997
            Annual Meeting



                                USA TRUCK, INC.

                               TABLE OF CONTENTS

ITEM NO.                            CAPTION                                                   PAGE
--------                            -------                                                   ----

                                     PART I
1.   Business................................................................................   1
2.   Properties...............................................................................  6
3.   Legal Proceedings........................................................................  6
4.   Submission of Matters to a Vote of Security Holders......................................  6

                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters....................  7
6.   Selected Financial Data..................................................................  8
7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..........................................................................  9
8.   Financial Statements and Supplementary Data.............................................. 14
9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.......................................................................... 28

                                    PART III

10.  Directors and Executive Officers of the Registrant....................................... 28
11.  Executive Compensation................................................................... 28
12.  Security Ownership of Certain Beneficial Owners and Management........................... 28
13.  Certain Relationships and Related Transactions........................................... 28

                                    PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................... 29
     Signatures............................................................................... 34

                                     PART I


ITEM 1.   BUSINESS

GENERAL

         USA Truck, Inc. (the "Company" or "USA Truck") is engaged in the transportation of general commodity freight in interstate and foreign commerce. Operations are conducted primarily east of the Rocky Mountains, but the Company holds authority to transport and does transport freight between all points in the continental United States, other than intrastate, and between all points in the U.S., on the one hand, and the Canadian provinces of Ontario and Quebec, on the other. The principal types of freight transported include automotive parts and materials, tires, paper and paper products, glass, retail store merchandise, chemicals, aluminum and manufacturing materials and supplies. USA Truck does not transport Class A or Class B explosives, garbage, radioactive materials or hazardous wastes. The Company does not operate any flatbed, tanker or other specialized trailers.

         USA Truck transports freight in truckload quantities from individual shippers to single or multiple destinations on an as-needed basis. Its business consists primarily of medium haul shipments, more than 700 but less than 1,000 miles. For 1994, 1995 and 1996, the average length of haul for Company tractors was 948 miles, 900 miles and 878 miles, respectively.

         The Company was incorporated in 1983 as a wholly-owned subsidiary of Arkansas Best Corporation. In December 1988, the stock of the Company was sold to management, and the Company completed its initial public offering of Common Stock in March 1992.

         The Company's principal offices are located at 3108 Industrial Park Road, Van Buren, Arkansas 72956, and its telephone number is (501) 471-2500.

BUSINESS STRATEGY

         USA Truck's principal competitive strength is its ability and commitment to consistently provide superior service to shippers. Although price is a primary concern to all shippers, many of the Company's customers are high-volume shippers that require a flexible and dependable source of motor carrier service tailored to specific needs, including pickup or delivery within narrow time windows. The Company's strategy is to provide a premium service to meet these needs and to charge compensating rates for such service. This approach has found increasing acceptance. See "Business -- Competition".

         The Company is committed to prompt freight pickup, consistent on-time delivery and twenty-four hours a day, seven days a week dispatching. It has taken a number of steps to meet these commitments. In particular, it (i) uses only its own tractors and trailers, rather than owner-operators, to provide greater flexibility and control over quality of service, better work performance from drivers and better insurance rates; (ii) adheres to strict maintenance and cleaning schedules to avoid breakdowns and delays; (iii) provides detailed routing instructions for drivers to expedite delivery; (iv) maintains trailer pools at strategic locations to minimize the time between customer order and pickup and (v) provides extra trailers to high volume shippers for loading and unloading at their convenience.

         USA Truck utilizes cost-efficient communications throughout its operations. The Company has EDI (electronic data interchange) arrangements with several of its largest customers, providing them with access through their computer systems to current information on the status of their shipments. It also has a satellite-based paging system in its tractors, permitting fleet managers to contact drivers virtually anywhere in its market area. These capabilities are intended to shorten response time to customers, as well as to allow drivers rest time while awaiting assignment.

         The Company has designed its own management information software systems and is on-line with a mainframe computer through a contractual agreement with a third party. The Company will acquire its own mainframe computer system during 1997. This system is expected to be operational by the end of the third quarter of 1997, when the Company's software has been migrated to the new computer. The use of the third party's system will continue until the migration is complete. These data processing capabilities enhance operating efficiency by providing immediate access to detailed information concerning equipment, cargo, customer's location, credit history, billing arrangements and specific customer requirements. They also permit the Company to respond quickly and accurately to customers' requests and assist in balancing equipment availability throughout the market area. Management believes these information software systems will be sufficient to support the Company's expansion plans at least through 1998 without substantial additional expenditures in the data processing area.

MARKETING AND SALES

         The Company focuses its marketing efforts on customers with demanding requirements and heavy shipping needs within the regions where the Company operates. This permits the Company to concentrate available equipment in its primary service area, enabling it to be more responsive to customer needs. USA Truck's Marketing and Operations Departments have primary responsibility for developing and implementing the Company's marketing strategy and retaining customer accounts.

         The Marketing Department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. A high percentage of the Company's business is from repeat customers. For the year ended December 31, 1996, at least 86% of USA Truck's operating revenues was derived from customers that were customers of the Company prior to 1996.

         USA Truck establishes rates through individual negotiations with customers and through contracts tailored to the specific needs of shippers.

         For the year ended December 31, 1996, the Company's ten largest customers accounted for 44% of revenues and its three largest customers accounted for 20% of revenues, with more than 1,000 other customers accounting for the balance. No customer accounted for more than 10% of revenues.

         Customers are generally required to have credit approval before dispatch. The Company bills customers at or shortly after pickup, and for the last three years receivables collection has averaged approximately 30 days from the billing date.

OPERATIONS

         The Operations Department consists of two divisions: the Load Coordinator Group and the Fleet Manager Group.

         Load coordinators are responsible for efficiently matching available equipment with customer needs, and they serve as the contact with customers' receiving and shipping personnel. Load coordinators also have primary responsibility for minimizing empty miles, and they work closely with the Marketing Department to increase equipment utilization.

         The average distance between loads as a percentage of total miles (empty mile factor) is a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. The Company's commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if the Company delayed the pickup until a tractor became available in the area. USA Truck's empty mile factor was 10.16% for the year ended December 31, 1996.

         Fleet managers supervise fleets of approximately 44 drivers each and serve as the drivers' primary contacts with the Company. Fleet managers monitor the location of equipment and direct its movement in the most efficient and safe manner practicable.

DRIVERS AND OTHER PERSONNEL

         Driver recruitment and retention continue to be difficult. Recruitment is difficult because Company standards are high and because of declining enrollment in driving schools. Retention is difficult because of wage and job fulfillment considerations. Driver turnover, especially in the early months of employment, is a significant problem, and the competition for qualified drivers is intense. Although USA Truck has experienced difficulty with driver turnover, it has been able to attract and retain qualified drivers sufficient to support its operations. To attract and retain drivers, the Company must continue to provide safe, attractive and comfortable equipment, direct access to management, and competitive wages, benefits and financial incentives designed to encourage longer term employment.

         Drivers' pay is calculated on the basis of miles driven and increases with tenure. In 1996, drivers averaged 460 miles per work day. Drivers are also paid bonuses based on productivity and tenure. For 1996, the Company's drivers earned bonuses totaling approximately $1,105,000. During 1996, the Company's drivers earned wages and bonuses averaging $.30 per mile.

         At December 31, 1996, USA Truck employed 1,213 persons, of which 922 were drivers, none of whom was represented by a collective bargaining unit. In the opinion of management, the Company's relationship with its employees is satisfactory.

SAFETY

         USA Truck's safety program is designed to create an accident-free working environment and to enforce governmental safety regulations. The Company controls the maximum speed of its tractors with electronic governing equipment, and all its tractors are equipped with anti-lock braking systems.

         Safety records are one of several hiring criteria used by USA Truck, and safe equipment handling techniques are an important part of new driver training. The Company also conducts pre-employment, random and post-accident drug testing in accordance with Department of Transportation ("DOT") regulations.

REVENUE EQUIPMENT AND MAINTENANCE

         The Company's current policy is to replace most tractors within 42 months from the date of purchase, which permits the Company to maintain substantial warranty coverage throughout the period of ownership. USA Truck replaces its tractors and trailers based on various factors, including the used equipment market, prevailing interest rates, technological improvements, fuel efficiency and durability. The following table shows the number of units and age of revenue equipment operated by the Company at December 31, 1996:


                                             TRACTORS             TRAILERS
                                       --------------------   -------------------
                                                  AVERAGE               AVERAGE
   MODEL                                           MONTHS                MONTHS
   YEAR                                NUMBER    IN SERVICE   NUMBER   IN SERVICE
   ----                                ------    ----------   ------   ----------
   1997  ........................        174          2        170          3
   1996  ........................        124         13        236         12
   1995  ........................        225         23        265         23
   1994  ........................        281         36        311         35
   1993  ........................         58         43        234         48
   1992  ........................         --         --        118         57
   1991  ........................         --         --        138         72
   1990  ........................         --         --         38         80
                                         ---        ---      -----        ---
   Total ........................        862         23      1,510         34
                                         ===        ===      =====        ===

         At December 31, 1996, USA Truck operated 862 conventional sleeper tractors and 1,510 van trailers. To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company buys tractors and trailers manufactured to its specifications. In deciding which equipment to buy, it considers a number of factors, including safety, economy, resale value and driver comfort. All of the Company's tractors are equipped with Detroit Diesel Series 60 engines, air-ride suspension and anti-lock brakes. The Company's equipment is maintained through a strict preventive maintenance program designed to minimize equipment downtime and to enhance trade-in value.

         Beginning with the November 1995 trailer purchases, the Company began converting its trailer fleet from 48-foot long and 102 inches wide trailers to 53-foot long and 102 inches wide trailers. Because of this conversion process, the Company's trailer to tractor ratio was 1.75-to-1 at December 31, 1996 and will probably increase until the conversion process is substantially completed, before returning to its historical 1.7-to-1 ratio. Management believes the 1.7-to-1 ratio is ideal for the Company's operation, in that it promotes efficiency and provides the flexibility needed to serve customer needs. As of December 31, 1996, 305 of the 1,510 trailers in the Company's trailer fleet were 53-foot models. All future purchases of trailers will be 53-foot models. The Company is undertaking this conversion in order to meet its customers' requirements and to continue to provide an efficient balance between trailer capacity and weight and length limitations in the various states and Canada.

         During 1996 the Company financed revenue equipment through its collateralized, $15.0 million revolving credit agreement (the "General Line of Credit" or "Line of Credit"), and through conventional financing and lease-purchase arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". All of its revenue equipment is pledged to secure its obligations under such financing arrangements.

REVENUE EQUIPMENT ACQUISITION PROGRAM

         During 1997 and 1998, the Company plans to acquire 381 and 435 new tractors and 255 and 313 new trailers, respectively. This will result in net increases of 111 and 146 tractors and 179 and 213 trailers, respectively. As of February 28, 1997, contracts had been executed for the acquisition of all 381 tractors and 255 trailers to be acquired in 1997. Although these contracts fix the price at which the Company may acquire this equipment, the Company has the right in its discretion to decrease or increase the number of tractors or trailers to be purchased during the year at agreed prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

         During 1996, the Company acquired 203 new tractors (a net increase of 80) and 250 new trailers (a net increase of 110). Management adjusted its new tractor purchases in order to maintain acceptable equipment utilization rates in relation to current economic conditions in the truckload industry.

INSURANCE

         The primary risk areas in the motor carrier industry are cargo loss and damage, personal injury, property damage and workers' compensation claims. Management believes that its insurance coverages are sufficient in each of these areas. It is qualified as a workers' compensation self-insurer in the States of Arkansas and Louisiana. In June 1993, the Company received authority from the Interstate Commerce Commission (now the Federal Highway Administration) to self-insure for cargo loss and damage claims and up to $1.0 million per occurrence for bodily injury and property damage ("BIPD") claims. These self-insurance arrangements are secured by $1.01 million in letters of credit with the Federal Highway Administration. During 1996, the Company's BIPD self-insurance level was $500,000. The Company's self-insured level was also $500,000 per occurrence for workers' compensation claims in 1996. The workers' compensation self-insurance is secured by $300,000 in certificates of deposit. Effective January 1, 1997, the self-insurance retention levels were revised up to $1 million for BIPD and workers' compensation claims per occurrence. Also, effective January 1, 1996, the Company obtained insurance for cargo loss and damage claims exceeding $100,000 per occurrence. The Company also added coverage for physical damage to its tractors and trailers with a self insurance level of $10,000 per occurrence, effective January 1, 1997. The Company has excess general liability coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss.

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover increases in fuel costs and fuel taxes from customers through increased freight rates. However, most recently, USA Truck has experienced a price increase of approximately 12 cents per gallon over a period of 12 months, which the Company has not been able to fully offset through rate increases. There can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

COMPETITION

         The trucking industry is highly competitive. It is characterized by ease of entry and by many small carriers having revenues of less than $1 million per year, with relatively few carriers being able to achieve revenues exceeding $100 million per year. The principal means of competition in the truckload segment of the industry are service and price, with rate discounting being particularly intense during economic downturns. Although the Company competes primarily on the basis of service rather than rates, rate discounting continues to be a factor in obtaining and retaining business. Although the number of firms competing in the truckload segment has increased dramatically since industry deregulation in 1980, the industry appears to be undergoing a consolidation phase. Furthermore, a depressed economy tends to increase both price and service competition from alternative modes such as less-than-truckload carriers and railroads. Management believes that further growth in the truckload segment of the industry is likely to be achieved through a shift in market shares among competitors rather than through an increase in the size of the market.

         USA Truck competes primarily with other truckload carriers and shipper-owned fleets and, to a lesser extent, with railroads and less-than-truckload carriers. A number of truckload carriers have much greater financial resources, own more revenue equipment and carry a larger volume of freight than does the Company.

         The Company also competes with truckload and less-than-truckload carriers for qualified drivers. See "Business -- Drivers and Other Personnel".

TRADEMARK

         The Company's name and logo are registered with the United States Patent And Trademark Office and the Canadian Trade Marks Office. The Company believes that its trademark has significant value and is important to its marketing efforts.

REGULATION

         USA Truck is a motor carrier regulated by the DOT and other federal and state agencies. The Company's business activities in the United States are subject to broad federal, state and local laws and regulations beyond those applicable to most business activities. These regulated business activities include, among other things, service area, routes traveled, equipment specifications, commodities transported, rates and charges, accounting systems, financial reporting and insurance coverages. The Company's Canadian business activities are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and provincial laws and regulations.

         Motor carrier operations are subject to safety requirements prescribed by the DOT, governing interstate operation, and by Canadian provincial authorities. Matters such as weight and equipment dimensions are also subject to federal, state and provincial regulations.

         The Company is subject to federal, state, provincial and local environmental laws and regulations. Management believes that the Company is in substantial compliance with such laws and regulations and that costs of such compliance will not have a material adverse effect on its competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures.

ITEM 2.    PROPERTIES

         The Company owns its headquarters in Van Buren, Arkansas, located on 40 acres with approximately 27,000 square feet of office, training and driver housing space, a 12,000-square foot maintenance facility and a 2,500-square foot dock. This facility also contains above-ground fuel tanks with a capacity of 40,000 gallons.

         In August 1995, the Company announced plans to construct a new 57,000-square foot corporate headquarters next to its current headquarters facility in Van Buren, Arkansas. The project is expected to be completed in the second quarter of 1997. The existing facility will be refurbished over the next several years to house additional training, maintenance and support services.

         The Company operates a maintenance and driver facility in West Memphis, Arkansas, situated on roughly 16 acres with 13 acres of paved tractor and trailer parking behind fence, a 10,000-square foot shop, a four-lane drive through fueling station containing above ground fuel tanks with a capacity of 37,000 gallons and drivers' sleeping quarters that can house 36 drivers. The drivers' quarters also include a recruiting office and driver training center for new drivers. The Company owns 13 of the 16 acres and leases the remainder under a long-term lease agreement with an initial term ending in November 2044. Located at the intersection of I-40 and I-55, this facility is an ideal location for these activities.

         In August 1995, the Company began operating its maintenance and driver facility in Shreveport, Louisiana, with 15 acres of paved tractor and trailer parking behind fence, a 12,000-square foot shop, a two-lane drive through fueling station containing above ground fuel tanks with a capacity of 37,000 gallons and a drivers' sleeping quarters that can house 32 drivers. The drivers' quarters also include a recruiting office and driver training center for new drivers. The facility is located on 20 acres of land owned by the Company near I-20 on US Hwy. 80 and is strategically located near several major customers in the area.

         In June 1996 the Company began operating its maintenance and driver facility in Vandalia, Ohio, with 4 acres of paved tractor and trailer parking behind fence, a 2,400-square foot shop, a one-lane drive through fueling station containing a below ground fuel tank with a capacity of 10,000 gallons and a drivers' sleeping quarters that can house 22 drivers. The drivers' quarters also include a sales office. The facility is located on approximately 5 acres of land owned by the Company near I-75 & US Hwy. 40 and is strategically located for these activities.

         The Company leases, on a month-to-month basis, parking and office facilities in East Peoria and Blue Island, Illinois and parking and driver support facilities in Glendale, Kentucky.

         Management believes that its facilities will be sufficient for its operations at least through 1997.

         See "Item 1. Business -- Revenue Equipment and Maintenance" and "Item 1. Business -- Revenue Equipment Acquisition Program" for information regarding the Company's revenue equipment.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. It maintains insurance covering liabilities resulting from personal injury and property damage claims. Management believes that adverse results in one or more of these cases would not have a material adverse effect on the financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market under the symbol: USAK. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by The Nasdaq Stock Market for 1996 and 1995.


                  1996                          High       Low
                  ----                          ----       ---

             First Quarter ................   $ 13.50   $ 10.75
             Second Quarter ...............   $ 13.25   $ 10.50
             Third Quarter ................   $ 10.88   $  8.75
             Fourth Quarter ...............   $  9.50   $  8.00


                  1995                          High       Low
                  ----                          ----       ---

             First Quarter ................   $ 17.25   $ 14.25
             Second Quarter ...............   $ 17.75   $ 14.50
             Third Quarter ................   $ 16.75   $ 13.00
             Fourth Quarter ...............   $ 13.50   $ 10.50


         As of February 28, 1997, there were 345 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Company estimates that there were approximately 2,175 beneficial owners of the Common Stock as of that date.

         The Company has never paid a cash dividend on its Common Stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company rather than to pay cash dividends. Any future payments of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors. Covenants contained in the Company's General Line of Credit may limit the Company's ability to pay dividends.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table sets forth, for the periods and at the dates indicated, selected financial data of the Company. The data should be read in conjunction with the financial statements and related notes contained in Item 8 of this Annual Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                               YEAR ENDED DECEMBER 31
                                                       ---------------------------------------------------------------------
                                                          1996           1995            1994          1993            1992
                                                       ---------------------------------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
   Operating revenues ............................     $ 108,313      $ 102,400      $  92,511      $  75,875      $  63,038
   Operating expenses and costs:
     Salaries, wages and employee benefits .......        45,122         42,860         38,094         31,346         25,842
     Operations and maintenance ..................        31,064         26,909         23,144         19,927         16,650
     Operating taxes and licenses ................         1,964          1,822          1,575          1,374          1,059
     Insurance and claims ........................         6,422          5,146          3,632          3,061          2,426
     Communications and utilities ................         1,612          1,285            980          1,012            915
     Depreciation and amortization ...............        11,839         11,145          9,125          7,472          6,837
     Other .......................................         4,038          2,794          2,075          1,661          1,438
                                                       ---------------------------------------------------------------------
                                                         102,061         91,961         78,625         65,853         55,167
                                                       ---------------------------------------------------------------------
   Operating income ..............................         6,252         10,439         13,886         10,022          7,871
   Other (income) expenses:
     Interest expense ............................           730            799            781            709          1,243
     Gain on disposal of assets ..................            (9)            (1)          (118)            (1)           (55)
     Other, net ..................................            (4)          (152)           138            (29)           (95)
                                                       ---------------------------------------------------------------------
                                                             717            646            801            679          1,093
                                                       ---------------------------------------------------------------------
   Income before income taxes ....................         5,535          9,793         13,085          9,343          6,778

   Income taxes ..................................         2,153          3,756          5,018          3,764          2,724
                                                       ---------------------------------------------------------------------
   Net income ....................................     $   3,382      $   6,037      $   8,067      $   5,579      $   4,054
                                                       =====================================================================


   Net income per share(1)  ......................     $    0.35      $    0.60      $    0.80      $    0.56      $    0.44
                                                       =====================================================================
   Average shares outstanding(1)  ................         9,626         10,030         10,104         10,016          9,150
   Cash dividends per share ......................            --             --             --             --             --

BALANCE SHEET DATA (AT END OF YEAR):
   Current assets ................................     $  16,825      $  16,008      $  12,516      $  11,371      $   8,860
   Current liabilities ...........................        15,193         13,295         10,764          8,627          7,829
   Total assets ..................................        86,330         78,980         66,435         54,711         41,846
   Long-term debt, less current maturities .......        15,867         13,361          9,427         10,898          7,023
   Stockholders' equity ..........................        44,424         43,157         38,645         30,478         24,699

---------------
(1) On December 3, 1993, the Company effected a 2 for 1 stock split in the form of a 100% stock dividend on outstanding shares of the Company's Common Stock. All references to share and per share data in this table have been retroactively restated to give effect to the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to operating revenues for the years indicated:


                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                     1996       1995        1994
                                                    -----------------------------
Operating revenues ..........................       100.0%     100.0%      100.0%
Operating expenses and costs:
   Salaries, wages and employee benefits ....        41.7       41.9        41.2
   Operations and maintenance ...............        28.7       26.3        25.0
   Operating taxes and licenses .............         1.8        1.8         1.7
   Insurance and claims .....................         5.9        5.0         3.9
   Communications and utilities .............         1.5        1.2         1.1
   Depreciation and amortization ............        10.9       10.9         9.9
   Other ....................................         3.7        2.7         2.2
                                                    -----------------------------
                                                     94.2       89.8        85.0
                                                    -----------------------------
Operating income ............................         5.8       10.2        15.0
Other (income) expenses:
   Interest expense .........................         0.7        0.8         0.8
   Gain on disposal of assets ...............        --         --          (0.1)
   Other, net ...............................        --         (0.2)        0.2
                                                    -----------------------------
                                                      0.7        0.6         0.9
                                                    -----------------------------
Income before income taxes ..................         5.1        9.6        14.1
Income taxes ................................         2.0        3.7         5.4
                                                    -----------------------------
Net income ..................................         3.1%       5.9%        8.7%
                                                    =============================


RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Operating revenues increased 5.8% to $108.3 million in 1996 from $102.4 million in 1995, resulting from increased business with existing customers and additional business from new customers. Average revenue per mile remained relatively unchanged at $1.11 in both 1996 and 1995. The empty mile factor decreased to 10.16% in 1996 from 10.69% of paid miles in 1995. There was a 9.3% increase in the number of shipments to 99,979 in 1996 from 91,460 in 1995. This volume improvement was made possible by an increase of 4.0% in the average number of tractors operated from 771 in 1995 to 802 in 1996. The net effect of the volume improvement and the Company's continuing fleet expansion was an increase of 1.0% in miles per tractor per week to 2,407 in 1996 from 2,382 in 1995.

         Operating expenses and costs as a percentage of revenues increased to 94.2% in 1996 from 89.8% in 1995. This change resulted primarily from an increase, on a percentage of revenue basis, in operations and maintenance costs, in insurance and claims expenses, in communications and utilities and in other expenses. These increases were partially offset by decreases, on a percentage of revenue basis, in salaries, wages, and employee benefits. The decrease in salaries, wages, and employee benefits was due to the fact that the increase in aggregate driver pay was offset by a decrease in incentives earned by employees due to a decrease in the operational and financial performance of the Company. The percentage increase, relative to revenues, in operations and maintenance was primarily the result of an increase of 12.1 cents per gallon in the average cost of fuel this year compared to the prior year, partially offset by an increase in fuel efficiency to 6.12 average miles per gallon in 1996 from
6.08 in 1995. The percentage increase, relative to revenues, in insurance and claims expense was due to an increase in the number and severity of accidents in 1996 as compared to prior year. The number and severity of accidents decreased in the second half of the year as driver retention improved from the unusually low levels the Company experienced in the first half of 1996. Communications and utilities increased, on a percentage of revenue basis, due to the aggregate effect of a slight increase in service costs and the expiration of usage incentives that were available in the telecommunications industry in 1995. Other expenses increased, relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the increase. One such factor was an increase of approximately $389,000 in information system programming and processing costs.

         As a result of the foregoing factors, operating income decreased 40.1% to $6.3 million, or 5.8% of revenues, in 1996 from $10.4 million, or 10.2% of revenues, in 1995.

         Interest expense decreased 8.6% to $730,000 in 1996 from $799,000 in 1995, resulting primarily from a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

         Other, net expenses remained unchanged, on a percentage of revenue basis, between 1996 and 1995. This was due to the fact that the decrease in interest expense was offset by the decrease in interest income and gains on disposal of assets.

         As a result of the above, income before income taxes decreased 43.5% to $5.5 million, or 5.1% of revenues, in 1996 from $9.8 million, or 9.6% of revenues, in 1995.

         The Company's effective tax rate increased to 38.9% in 1996 from 38.4% in 1995. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

         As a result of the aforementioned factors, net income decreased 44.0% to $3.4 million, or 3.1% of revenues, in 1996 from $6.0 million, or 5.9% of revenues, in 1995, a decrease of 41.7% in net income per share to $.35 from $.60. The number of shares used in the calculation of net income per share for 1996 and 1995 were 9,626,127 and 10,030,312, respectively.

   Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Operating revenues increased 10.7% to $102.4 million in 1995 from $92.5 million in 1994, resulting from increased business with existing customers and additional business from new customers, partially offset by a 0.8% decrease in average revenue per mile. Average revenue per mile decreased to $1.11 in 1995 from $1.12 in 1994 as the result of a 7.1% decline in the tractor utilization rate and an increase in the empty mile factor to 10.69% of paid miles in 1995 from 9.23% in 1994. The increase in empty miles was the result of the decreased demand for truckload service, which caused the Company to have to travel farther for new loads. There was a 15.2% increase in the number of shipments to 91,460 in 1995 from 79,422 in 1994. This volume improvement was made possible by an increase of 20.1% in the average number of tractors operated to 771 in 1995 from 642 in 1994. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 7.1% in miles per tractor per week to 2,382 in 1995 from 2,565 in 1994. The Company adjusted the trade and purchase schedules of revenue equipment to reflect market conditions.

         Operating expenses and costs as a percentage of revenues increased to 89.8% in 1995 from 85.0% in 1994. This change resulted primarily from an increase, on a percentage of revenue basis, in salaries, wages and employee benefits, in operations and maintenance costs, in insurance and claims expense and in depreciation and amortization expense. The increase in salaries, wages and employee benefits was primarily due to increased aggregate driver pay. Because driver pay is generally fixed on a per mile basis, driver compensation costs associated with increased business and fleet expansion are often offset with corresponding increases in revenues. However, in the fourth quarter of 1994, the Company gave a general pay increase to drivers of one cent per mile and initiated a "pay-for-experience" program that rewards newly hired drivers for their experience, up to three years. Because average revenue per mile decreased in 1995, as discussed above, the effect of the drivers' pay increase was an increase in salaries, wages and employee benefits as a percentage of revenues. The percentage increase, relative to revenues, in operations and maintenance cost was primarily the result of an increase in costs to maintain and repair road equipment and a decrease in fuel efficiency to 6.08 average miles per gallon in 1995 from 6.28 in 1994, with a slight increase in average cost of fuel. The percentage increase, relative to revenues, in insurance and claims expense was due to an increase in the dollar amount per occurrence of collision claims filed in 1995 as compared to 1994 and one prior year claim reserve adjustment in excess of $500,000. The increase in depreciation and amortization expense reflects the effects of timing differences between trade-in cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those units being retired.

         As a result of the foregoing factors, operating income decreased 24.8% to $10.4 million, or 10.2% of revenues, in 1995 from $13.9 million, or 15.0% of revenues, in 1994.

         Interest expense increased 2.3% to $799,000 in 1995 from $781,000 in 1994, resulting primarily from an increase in borrowings to fund the purchase of new revenue equipment, partially offset by a reduction, in the aggregate, of interest rates on both short-term and long-term debt.

         As a result of the above, income before income taxes decreased 25.2% to $9.8 million, or 9.6% of revenues, in 1995 from $13.1 million, or 14.1% of revenues, in 1994.

         The Company's effective income tax rate slightly increased to 38.4% in 1995, from 38.3% in 1994. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain nondeductible expenses.

         As a result of the aforementioned factors, net income decreased 25.2% to $6.0 million, or 5.9% of revenues, in 1995 from $8.1 million, or 8.7% of revenues, in 1994, a decrease of 25.0% in net income per share to $.60 from $.80. The number of shares used in the calculation of net income per share for 1995 and 1994 were 10,030,312 and 10,103,976, respectively.


INFLATION

         The effect of inflation on operating costs has been minimal in recent years. Most of the Company's operating expenses are inflation sensitive, with increases in inflation generally resulting in increased operating costs and expenses. The effect of inflation-driven cost increases on the Company's overall operating costs would not be expected to be greater for the Company than for its competitors.

SEASONALITY

         In the trucking industry generally, revenues decrease as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses increase, due primarily to decreased fuel efficiency and increased maintenance costs. Future revenues could be impacted if customers reduce shipments due to temporary plant closings, which historically have occurred during July and December.

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover increases in fuel costs and fuel taxes from customers through increased freight rates. However, most recently, USA Truck has experienced a price increase of approximately 12 cents per gallon over a period of 12 months, which the Company has not been able to fully offset through rate increases. There can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY AND CAPITAL RESOURCES

         The continued growth of the Company's business has required significant investments in new revenue equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings, including borrowings under the General Line of Credit, and capitalized lease obligations. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment. Cash flows from operations were $14.9 million for 1996 and $17.9 million for 1995.

         The Company's General Line of Credit provides for available borrowings of up to $15.0 million, including letters of credit not exceeding $5.0 million. As of December 31, 1996, approximately $5.6 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 1999, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.25% at December 31, 1996) fluctuates between the lender's prime rate and prime plus 1/2% or LIBOR, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount. The principal maturity can be accelerated if the borrowing base (based on percentages of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit. See Note 4 to the Financial Statements.

         On January 24, 1996, the Company entered into a lease commitment agreement (the "TRAC Lease Commitment"), with a second financial institution to facilitate the leasing of tractors. The TRAC Lease Commitment provides for the leasing of equipment not exceeding an acquisition cost of $10.0 million in the aggregate. The commitment term ends on December 31, 1997. Each capital lease will have a repayment period of 42 months. Lease amounts are limited based on the amounts outstanding under capital leases entered into under this agreement. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease.

         The Company's long-term debt, excluding current portion, increased by 18.8% to $15.9 million at December 31, 1996 from $13.4 million at December 31, 1995. This increase was primarily the result of borrowings under the General Line of Credit for revenue equipment purchases and repurchase of common stock of the Company.

         During the years 1997 and 1998, the Company plans to make approximately $70.8 million in capital expenditures. At December 31, 1996, USA Truck was committed to spend $30.6 million of this amount for revenue equipment in 1997, and $36.6 million of this amount is currently budgeted for revenue equipment in 1998. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. Also, the Company has a remaining commitment for $3.1 million relating to the construction of a new corporate headquarters in Van Buren, Arkansas. See "Item 2. Properties". The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

         The General Line of Credit, the TRAC Lease Commitment, equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 1997. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, equipment leases, the General Line of Credit, and the TRAC Lease Commitment for the foreseeable future.

         In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. As of February 28, 1997, the Company had purchased 413,500 shares pursuant to this authorization at an aggregate purchase price of $4.2 million, including 247,000 shares purchased in 1996 at an aggregate purchase price of $2.4 million. On May 8, 1996, the Board of Directors authorized the retirement of all shares purchased prior to May 7, 1996, which resulted in the retirement of 254,000 shares of treasury stock that had been purchased at an aggregate cost of $2.8 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment of losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and realized no material effect from the adoption.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements and information that are based on management's belief as well as assumptions made by, and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company's control and that may have a direct bearing on operating results are further increases in diesel prices, adverse weather conditions or driver turnover and the impact of increased rate competition or competition for qualified drivers. The Company's results may also be significantly affected by fluctuations in general economic conditions, as the Company's utilization rates are directly related to business levels of shippers in a variety of industries. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or accident claims.

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
Report of Independent Auditors .........................................................................     15

Balance Sheets as of December 31, 1996 and 1995.........................................................     16

Statements of Income for the years ended December 31, 1996, 1995 and 1994...............................     17

Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.................     18

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994...........................     19

Notes to Financial Statements...........................................................................     20

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
USA Truck, Inc.

We have audited the accompanying balance sheets of USA Truck, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 ERNST & YOUNG LLP

Little Rock, Arkansas
January 24, 1997

                                USA TRUCK, INC.

                                 BALANCE SHEETS

                                                                                 December 31,
                                                                        ------------------------------
                                                                             1996              1995
                                                                        ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ......................................     $  1,486,946      $  1,656,392
   Receivables (Note 4):
     Trade, less allowance for doubtful accounts of
       $113,000 in 1996 and $104,000 in 1995 ......................       10,972,451        10,475,215
     Other ........................................................        1,766,443         1,448,283
   Inventories ....................................................          176,759           282,588
   Deferred income taxes (Note 6) .................................          933,091           750,408
   Prepaid expenses and other current assets (Note 2) .............        1,489,555         1,394,769
                                                                        ------------------------------
Total current assets ..............................................       16,825,245        16,007,655

Property and equipment (Notes 4 and 5):
   Land and structures ............................................       13,096,686         8,924,031
   Revenue equipment ..............................................       79,086,248        72,137,268
   Service, office and other equipment ............................        2,675,028         2,224,232
                                                                        ------------------------------
                                                                          94,857,962        83,285,531
   Accumulated depreciation and amortization ......................      (28,089,739)      (22,932,039)
                                                                        ------------------------------
                                                                          66,768,223        60,353,492
Security deposits (Note 4) ........................................        1,745,478         1,745,478
Other assets ......................................................          990,901           873,124
                                                                        ------------------------------
Total assets ......................................................     $ 86,329,847      $ 78,979,749
                                                                        ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank drafts payable ............................................     $    606,371      $    611,946
   Trade accounts payable .........................................        1,378,551         2,041,985
   Accrued expenses (Note 3) ......................................        7,190,198         7,320,859
   Current maturities of long-term debt (Notes 4 and 5) ...........        6,018,289         3,320,650
                                                                        ------------------------------
Total current liabilities .........................................       15,193,409        13,295,440

Long-term debt, less current maturities (Notes 4 and 5) ...........       15,867,365        13,360,579
Deferred income taxes (Note 6) ....................................        9,568,464         8,452,472
Insurance and claims accruals .....................................        1,276,614           714,537

Commitments and contingencies (Notes 4, 5 and 10)

Stockholders' equity (Notes 4 and 8):
   Preferred Stock, $.01 par value; 1,000,000 shares
     authorized, none issued ......................................               --                --
   Common Stock, $.01 par value; 16,000,000 shares
     authorized; issued 9,499,636 shares in 1996
     and 9,714,728 shares in 1995 .................................           94,996            97,147
   Additional paid-in capital .....................................       13,837,785        16,320,361
   Retained earnings ..............................................       31,798,704        28,416,526
   Less treasury stock, at cost (145,000 shares in 1996 and
     152,000 shares in 1995) ......................................       (1,307,490)       (1,677,313)
                                                                        ------------------------------
Total stockholders' equity ........................................       44,423,995        43,156,721
                                                                        ------------------------------
Total liabilities and stockholders' equity ........................     $ 86,329,847      $ 78,979,749
                                                                        ==============================

See accompanying notes

                                USA TRUCK, INC.

                              STATEMENTS OF INCOME


                                                                           Year Ended December 31,
                                                            ---------------------------------------------------
                                                                 1996               1995                1994
                                                            ---------------------------------------------------
Operating revenues ....................................     $ 108,312,633      $ 102,400,353      $  92,511,364

Operating expenses and costs:
   Salaries, wages and employee benefits (Note 7) .....        45,122,323         42,859,567         38,093,614
   Operations and maintenance .........................        31,064,185         26,908,540         23,143,655
   Operating taxes and licenses .......................         1,963,888          1,822,295          1,574,844
   Insurance and claims ...............................         6,422,064          5,146,409          3,631,768
   Communications and utilities .......................         1,612,030          1,284,957            980,590
   Depreciation and amortization ......................        11,839,187         11,144,969          9,125,533
   Other ..............................................         4,037,196          2,794,443          2,075,267
                                                            ---------------------------------------------------
                                                              102,060,873         91,961,180         78,625,271
                                                            ---------------------------------------------------
Operating income ......................................         6,251,760         10,439,173         13,886,093

Other (income) expenses:
   Interest expense ...................................           729,885            798,633            780,710
   Gain on disposal of assets .........................            (9,770)              (933)          (118,450)
   Other, net .........................................            (3,835)          (151,566)           138,140
                                                            ---------------------------------------------------
                                                                  716,280            646,134            800,400
                                                            ---------------------------------------------------
Income before income taxes ............................         5,535,480          9,793,039         13,085,693


Income taxes (Note 6):
   Current ............................................         1,219,993          2,518,831          2,726,110
   Deferred ...........................................           933,309          1,236,800          2,292,254
                                                            ---------------------------------------------------
                                                                2,153,302          3,755,631          5,018,364
                                                            ---------------------------------------------------
Net income ............................................     $   3,382,178      $   6,037,408      $   8,067,329
                                                            ===================================================
Per share information (Note 8):
   Average shares outstanding during the year .........         9,626,127         10,030,312         10,103,976
                                                            ===================================================

   Net income per share ...............................     $         .35      $         .60      $         .80
                                                            ===================================================


See accompanying notes.

                                USA TRUCK, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 ADDITIONAL
                                                   COMMON         PAID-IN           RETAINED        TREASURY
                                                    STOCK         CAPITAL           EARNINGS          STOCK              TOTAL
                                              -----------------------------------------------------------------------------------

Balance at January 1, 1994 ..............     $     96,502      $ 16,069,228      $ 14,311,789     $         --      $ 30,477,519
    Exercise of stock options, net
      (Note 8) ..........................              402            99,626                --               --           100,028
    Net income for 1994 .................               --                --         8,067,329               --         8,067,329
                                              -----------------------------------------------------------------------------------
Balance at December 31, 1994 ............           96,904        16,168,854        22,379,118               --        38,644,876
    Exercise of stock options
      (Note 8) ..........................              243           151,507                --               --           151,750
    Purchases of 152,000 shares of
      Common Stock into treasury ........               --                --                --       (1,677,313)       (1,677,313)
    Net income for 1995 .................               --                --         6,037,408               --         6,037,408
                                              -----------------------------------------------------------------------------------
Balance at December 31, 1995 ............           97,147        16,320,361        28,416,526       (1,677,313)       43,156,721
    Exercise of stock options, net
      (Note 8) ..........................              389           271,725                --               --           272,114
    Tax benefit of stock options
      (Note 6) ..........................               --            35,856                --               --            35,856
    Purchases of 247,000 shares of
      Common Stock into treasury ........               --                --                --       (2,422,874)       (2,422,874)
    Retirement of 254,000 shares of
      treasury stock ....................           (2,540)       (2,790,157)               --        2,792,697                --
    Net income for 1996 .................               --                --         3,382,178               --         3,382,178
                                              -----------------------------------------------------------------------------------
Balance at December 31, 1996 ............     $     94,996      $ 13,837,785      $ 31,798,704     $ (1,307,490)     $ 44,423,995
                                              ===================================================================================


See accompanying notes.

                                USA TRUCK, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                     ------------------------------------------------
                                                                         1996               1995              1994
                                                                     ------------------------------------------------
OPERATING ACTIVITIES
Net income .....................................................     $  3,382,178      $  6,037,408      $  8,067,329
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .............................       11,839,187        11,144,969         9,125,533
     Provision for doubtful accounts ...........................          148,713            12,572            17,865
     Deferred income taxes .....................................          933,309         1,236,800         2,292,254
     Gain on disposal of assets ................................           (9,770)             (933)         (118,450)
     Gain on sale of investments ...............................               --           (39,441)               --
     Changes in operating assets and liabilities:
       Receivables .............................................         (964,109)       (2,309,946)       (1,212,682)
       Inventories, prepaid expenses and other
         current assets ........................................           11,043          (247,920)          233,581
       Bank drafts payable, trade accounts payable and
         accrued expenses ......................................       (1,031,939)        1,971,130         2,301,062
       Insurance and claims accruals -- long-term ..............          562,077           114,537           300,000
                                                                     ------------------------------------------------
Net cash provided by operating activities ......................       14,870,689        17,919,176        21,006,492

INVESTING ACTIVITIES
Purchases of property and equipment ............................      (16,996,876)      (18,656,581)      (18,625,103)
Purchases of investments .......................................         (138,002)       (2,397,997)               --
Proceeds from sale of equipment ................................        4,894,329         4,480,733         4,475,130
Proceeds from sale of investments ..............................               --         2,437,438                --
Increase in other assets .......................................           20,225          (168,683)          (70,799)
                                                                     ------------------------------------------------
Net cash used by investing activities ..........................      (12,220,324)      (14,305,090)      (14,220,772)


FINANCING ACTIVITIES
Borrowings under long-term debt ................................       14,280,000         9,000,000         4,850,000
Proceeds from the exercise of stock options ....................          272,114           151,750           100,028
Payments to repurchase common stock ............................       (2,154,749)       (1,677,313)               --
Principal payments on long-term debt ...........................      (11,880,000)       (5,750,000)       (9,129,290)
Principal payments on capitalized lease obligations ............       (3,337,176)       (2,862,728)       (2,722,807)
Security deposits on capitalized lease obligations .............               --        (1,745,478)               --
                                                                     ------------------------------------------------
Net cash used by financing activities ..........................       (2,819,811)       (2,883,769)       (6,902,069)
                                                                     ------------------------------------------------

(Decrease) Increase in cash and cash equivalents ...............         (169,446)          730,317          (116,349)
Cash and cash equivalents:
   Beginning of year ...........................................        1,656,392           926,075         1,042,424
                                                                     ------------------------------------------------
   End of year .................................................     $  1,486,946      $  1,656,392      $    926,075
                                                                     ================================================

See accompanying notes.

                                USA TRUCK, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

USA Truck, Inc. (the "Company"), operates as a truckload motor carrier with operating authority to provide service throughout the continental United States and parts of Canada.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

CONCENTRATION OF CREDIT RISK

The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses. Such losses have been within management's expectations.

As of December 31, 1996, one customer represented approximately 10% of net trade accounts receivables. A different customer represented approximately 18% of net trade receivables and 12% of revenues as of and for the year ended December 31, 1995.

INVENTORIES

Inventories consist primarily of supplies and are stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method using the following estimated useful lives: structures - 5 to 31.5 years; revenue equipment - 3 to 7 years; and service, office and other equipment - 3 to 7 years. Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

                                USA TRUCK, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CLAIMS LIABILITIES

The Company is self-insured up to certain limits for bodily injury, property damage, workers' compensation, and cargo loss and damage claims. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. In 1996 the Company was self-insured up to $500,000 ($1,000,000 for 1997) per occurrence for bodily injury, property damage and workers' compensation claims, and up to $100,000 per occurrence for cargo loss and damage claims. These self-insurance arrangements are secured by $1,010,000 in letters of credit.

The workers' compensation self-insurance is secured by $300,000 in certificates of deposit maturing during 1997. The certificates of deposit are included in other assets on the balance sheet as of December 31, 1996 and 1995.

REVENUE RECOGNITION

Revenues are recognized based on a method whereby revenue is allocated between reporting periods based on relative transit time in each period and direct expenses are allocated on the same basis.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets include temporary differences relating to depreciation, capitalized leases and certain revenues and expenses.

EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year, adjusted to include common stock equivalents attributable to dilutive options.

COMPENSATION TO EMPLOYEES

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

NEW ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement was adopted in the first quarter of 1996 and did not have a significant impact on the Company's financial position or results of operations.

                                USA TRUCK, INC.

2.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:


                                                    December 31,
                                              -------------------------
                                                 1996           1995
                                              -------------------------
Prepaid licenses and taxes ..............     $  432,239     $  463,566
Prepaid insurance .......................        865,087        892,745
Other ...................................        192,229         38,458
                                              -------------------------
                                              $1,489,555     $1,394,769
                                              =========================

3.  ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                            December 31,
                                                      -------------------------
                                                         1996           1995
                                                      -------------------------
Salaries, wages, bonuses and employee benefits ..     $3,001,152     $3,575,818
Insurance and claims accruals ...................      2,799,864      2,659,697
Other ...........................................      1,389,182      1,085,344
                                                      -------------------------
                                                      $7,190,198     $7,320,859
                                                      =========================

 4.  LONG-TERM DEBT

 Long-term debt consists of the following:


                                                         December 31,
                                               ------------------------------
                                                    1996              1995
                                               ------------------------------
Revolving credit agreement(1) ...........      $  5,650,000      $  3,250,000
Capitalized lease obligations(2) ........        16,235,654        13,431,229
                                               ------------------------------
                                                 21,885,654        16,681,229
Less current maturities ..................       (6,018,289)       (3,320,650)
                                               ------------------------------
                                               $ 15,867,365      $ 13,360,579
                                               ==============================

                                USA TRUCK, INC.

4.   LONG-TERM DEBT (CONTINUED)

(1) The Company's revolving credit agreement (the "Line of Credit") provides for available borrowings of $15,000,000, including letters of credit not exceeding $5,000,000. The Line of Credit matures on April 30, 1999, prior to which time, subject to certain conditions, the remaining balance may be converted at any time at the Company's option to a term loan requiring forty-eight equal monthly principal payments plus interest. The Company has outstanding letters of credit of approximately $1,110,000 at December 31, 1996. The credit facility bears variable interest (8.25% at December 31, 1996) based on the lenders prime rate, prime plus 1/2% or LIBOR. A quarterly commitment fee of 1/4% per annum is payable on the unused credit line. The Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment.

         The Line of Credit requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $29,500,000 at December 31, 1996. The Company was in compliance with these covenants at December 31, 1996. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Line of Credit approximates its fair value since the interest rate is variable.

(2) The leases have 42 month lives and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.6% to 7.5% at December 31, 1996. The lease agreements require the Company to pay property taxes, maintenance and operating expenses. In 1995 the Company made security deposits of $1,745,478 relating to these leases.

The Company made interest payments of approximately $793,000, $837,000 and $777,000 during 1996, 1995 and 1994, respectively. In 1996, the Company capitalized $85,800 in interest as a result of construction of its new corporate office building.

5.  LEASES AND COMMITMENTS

Capital lease obligations of $6,141,601, $4,107,008 and $5,365,950 were incurred during the years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996 the future minimum payments under capitalized leases with initial terms of one year or more are $6,613,943 for 1997, $4,556,849 for 1998, $3,179,118 for 1999 and $3,059,789 for 2000. The present value of net minimum lease payments was $16,235,654 which includes the current portion of the capital leases of $6,018,289 and excludes amounts representing interest of $1,174,045.

At December 31, 1996 property and equipment included capitalized leases for revenue equipment which had capitalized costs of $22,278,560, accumulated amortization of $6,856,908 and a net book value of $15,421,652. At December 31, 1995 property and equipment included capitalized leases for revenue equipment which had capitalized costs of $18,517,236, accumulated amortization of $5,522,936 and a net book value of $12,994,300. Amortization of leased assets is included in depreciation and amortization expense.

Commitments to purchase revenue equipment, which are cancelable by the Company if certain conditions are met, aggregated $30,649,000 at December 31, 1996. Commitments related to construction of the Company's new corporate office building and related expenditures aggregated $3,073,000 at December 31, 1996.

                                USA TRUCK, INC.

6.  FEDERAL AND STATE INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:


                                                           December 31,
                                                  ----------------------------
                                                      1996             1995
                                                  ----------------------------
Noncurrent deferred tax liabilities:
   Tax over book depreciation ...............     $ 9,624,818      $ 8,572,592

Noncurrent deferred tax assets:
   Capitalized leases .......................         (56,354)        (120,120)
                                                  ----------------------------
Net noncurrent deferred tax liabilities .....     $ 9,568,464      $ 8,452,472
                                                  ============================

Current deferred tax assets:
   Revenue recognition ......................     $   (85,007)     $   (54,144)
   Accrued expenses not deductible until
     paid ...................................      (1,367,699)      (1,183,724)
   Allowance for doubtful accounts ..........         (41,947)         (38,368)
                                                  ----------------------------
Total current deferred tax assets ...........      (1,494,653)      (1,276,236)

Current deferred tax liabilities:
   Prepaid expenses deductible when paid ....         561,562          525,828
                                                  ----------------------------
Net current deferred tax assets .............     $  (933,091)     $  (750,408)
                                                  ============================

Significant components of the provision for income taxes are as follows:


                                                   December 31,
                                      ----------------------------------------
                                         1996           1995           1994
                                      ----------------------------------------
Current
-------
Federal .........................     $1,009,834     $2,163,006     $2,316,583
State ...........................        210,159        355,825        409,527
                                      ----------------------------------------
Total current ...................      1,219,993      2,518,831      2,726,110
                                      ========================================
Deferred
--------
Federal .........................        830,388      1,045,583      1,971,829
State ...........................        102,921        191,217        320,425
                                      ----------------------------------------
Total deferred ..................        933,309      1,236,800      2,292,254
                                      ----------------------------------------
Total income tax expense ........     $2,153,302     $3,755,631     $5,018,364
                                      ========================================

During 1996, 1995 and 1994, the Company made income tax payments of approximately $1,255,000, $2,490,000, and $2,456,000, respectively.

During 1996, the Company recognized a tax benefit of $35,856 related to stock options. This amount was added to additional paid-in capital.

                                USA TRUCK, INC.

6.   FEDERAL AND STATE INCOME TAXES (CONTINUED)

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:


                                                                Year Ended December 31,
                                                    -----------------------------------------------
                                                        1996              1995             1994
                                                    -----------------------------------------------
Income tax at 34% statutory federal rate ......     $ 1,882,063       $ 3,329,633       $ 4,449,136
Federal income tax effects of:
   State income taxes .........................        (106,447)         (185,994)         (248,184)
   Nondeductible expenses .....................          47,566            39,828            46,947
   Other ......................................          17,040            25,122            40,513
                                                    -----------------------------------------------
   Federal income taxes .......................       1,840,222         3,208,589         4,288,412
State income taxes ............................         313,080           547,042           729,952
                                                    -----------------------------------------------
Total income tax expense ......................     $ 2,153,302       $ 3,755,631       $ 5,018,364
                                                    ===============================================

Effective tax rate ............................            38.9%             38.4%             38.3%
                                                    ===============================================


7.  EMPLOYEE BENEFIT PLANS

The Company sponsors the USA Truck, Inc. Employees' Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code, that covers substantially all employees. Employees can contribute up to 15% of their compensation, with the Company matching 50% of the first 4% of compensation contributed by each employee. Company matching contributions totaled $491,000, $485,000 and $421,000 for 1996, 1995 and 1994, respectively.

8.  COMMON STOCK TRANSACTIONS

The Company has a stock option plan which provides for the granting of incentive or nonqualified options to purchase up to 800,000 shares of Common Stock to officers and other key employees. No options may be granted under this plan for less than the fair market value of the Common Stock at the date of the grant. Although the exercise period is determined when options are actually granted, no option will be exercised later than 10 years after it is granted.

                                USA TRUCK, INC.

8.   COMMON STOCK TRANSACTIONS (CONTINUED)

The Company also has a nonqualified stock option plan for directors who are not officers or employees of the Company, which provides for the granting of options to purchase up to 50,000 shares of Common Stock. The exercise period for options granted under the plan will begin three years after the date of grant and end five years after such date, provided that an option will terminate upon the termination of a holder's service as a director of the Company, subject to certain grace periods if such termination of service occurs after the option has vested.

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                            1996                            1995                              1994
                                  ---------------------------------------------------------------------------------------
                                                 WEIGHTED-AVERAGE              Weighted-Average          Weighted-Average
                                  ---------------------------------------------------------------------------------------
                                   OPTIONS        EXERCISE PRICE Options        Exercise price  Options   Exercise Price
                                  ---------------------------------------------------------------------------------------
Outstanding beginning
  of year                          533,520         $    6.61      676,400         $   6.78      736,100         $    6.55
Granted                             62,400             10.67           --               --       12,000             19.50
Exercised                          (41,400)             7.05      (24,280)            6.25      (60,900)             6.57
Canceled                          (129,200)             7.57     (118,600)            7.67      (10,800)             6.25
                                  ---------------------------------------------------------------------------------------
Outstanding-end of year            425,320         $    6.87      533,520         $   6.61      676,400         $    6.78
                                  =======================================================================================
Exercisable at end of year         134,120         $    1.25      102,320         $   6.58        6,200         $    7.75


Exercise prices for options outstanding as of December 31, 1996 ranged from $6.25 to $10.75. The weighted-average fair value of options granted during the year was $3.86. The weighted-average remaining contractual life of these options is 5.18 years.

In 1996, 1995 and 1994, 38,210, 24,280 and 16,000 options, respectively, were exercised for cash. In 1996 and 1994, additional options of 3,190 and 44,900, respectively, were exercised by the exchange of 2,492 and 20,686 shares of stock, respectively (with a market value equal to the exercise price of the options). The exchanged shares were then canceled.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's pro forma net income would have been $3,361,616 and pro forma earnings per share would have been $.35. There were no options granted in 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 0.266%; risk-free interest rates range from 5.24% to 6.65% and expected lives range from 3 to 6 years.

                                USA TRUCK, INC.

9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 1996 and 1995:



                                                                                   1996

                                                                            THREE MONTHS ENDED
                                                         -----------------------------------------------------------
                                                         MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                         -----------------------------------------------------------
Operating revenues .................................     $25,914,003     $26,751,038     $27,292,778     $28,354,814
Operating expenses and costs .......................      24,443,739      25,292,272      25,326,484      26,998,378
                                                         -----------------------------------------------------------
Operating income ...................................       1,470,264       1,458,766       1,966,294       1,356,436
Other expenses, net ................................         228,906         196,589         140,550         150,235
                                                         -----------------------------------------------------------
Income before income taxes .........................       1,241,358       1,262,177       1,825,744       1,206,201
Income taxes .......................................         483,110         494,031         710,214         465,947
                                                         -----------------------------------------------------------
Net income .........................................     $   758,248     $   768,146     $ 1,115,530     $   740,254
                                                         ===========================================================

Average shares outstanding .........................       9,723,537       9,732,003       9,599,680       9,510,172
                                                         ===========================================================
Net income per share ...............................     $       .08     $       .08     $       .12     $       .08
                                                         ===========================================================



                                                                                    1995

                                                                             Three Months Ended
                                                         -----------------------------------------------------------
                                                         March 31,        June 30,     September 30,    December 31,
                                                         -----------------------------------------------------------
Operating revenues .................................     $26,001,831     $26,129,072     $24,844,070     $25,425,380
Operating expenses and costs .......................      22,791,773      22,912,457      22,753,831      23,503,119
                                                         -----------------------------------------------------------
Operating income ...................................       3,210,058       3,216,615       2,090,239       1,922,261
Other expenses, net ................................         166,312         152,396         171,259         156,167
                                                         -----------------------------------------------------------
Income before income taxes .........................       3,043,746       3,064,219       1,918,980       1,766,094
Income taxes .......................................       1,167,277       1,175,128         735,929         677,297
                                                         -----------------------------------------------------------
Net income .........................................     $ 1,876,469     $ 1,889,091     $ 1,183,051     $ 1,088,797
                                                         ===========================================================

Average shares outstanding .........................      10,076,828      10,074,317      10,054,117       9,912,660
                                                         ===========================================================
Net income per share ...............................     $       .19     $       .19     $       .12     $       .11
                                                         ===========================================================

10.  LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the financial condition of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure matters during any period covered by the financial statements filed herein or any period subsequent thereto.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Compliance" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1997, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1997, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The sections entitled "Outstanding Stock and Voting Rights" and "Election of Directors" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1997, set forth certain information with respect to the ownership of the Company's voting securities and are incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1997, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

   1.  Financial statements.

   The following financial statements of the Company are included in Part II,
Item 8 of this report:

                                                                                PAGE
                                                                                ----
    Balance Sheets as of December 31, 1996 and 1995 .............................16
    Statements of Income for the years ended December 31, 1996, 1995 and 1994 ...17
    Statements of Stockholders' Equity for years ended December 31,
       1996, 1995 and 1994 ......................................................18
    Statements of Cash Flows for the years ended December 31, 1996,
    1995 and 1994 ...............................................................19
    Notes to Financial Statements ...............................................20

    2. The following financial statement schedule of the Company is included in
Item 14(d):

    Schedule II  - Valuation and Qualifying Accounts.............................33

     Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

   3.  Listing of exhibits.

        Exhibit No.          Exhibit.
        -----------          --------

          3.1 Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the "Form S-1"]).


          3.2 Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992 ["Amendment No. 1"]).


          3.3 Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1).


          4.1 Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).


          4.2 Fourth Amended and Restated Revolving Credit Agreement dated December 30, 1992, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992).

          4.3 Fourth Amended and Restated Revolving Note of the Company dated December 30, 1992, in the maximum principal amount of $12,000,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company's annual report on Form 10-K for the year ended December 31, 1992).


          4.4 Fourth Amendment to Fourth Amended and Restated Revolving Credit Agreement dated December 28, 1995, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.5 to the Company's annual report on Form 10-K for the year ended December 31, 1995).


          4.5* Fifth Amendment to Fourth Amended and Restated Revolving Credit Agreement dated December 30, 1996, between the Company and Deposit Guaranty National Bank, as Lender.


          4.6* Fifth Amended and Restated Revolving Note of the Company dated December 30, 1996, in the maximum principal amount of $15,000,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.5.


          4.7 Credit Agreement dated July 13, 1993, between the Company and Bank One, Texas, N.A. and related forms of Promissory Note and Master Lease Agreement (incorporated by reference to Exhibit
                             4.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).


          4.8 First Amendment to Credit Agreement dated July 9, 1994, between the Company and Bank One, Texas, N.A., as Lender (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994)


          4.9 Second Amendment to Credit Agreement dated July 19, 1995, between the Company and Bank One, Texas, N.A., as Lender (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995).


          4.10 TRAC Lease Commitment Agreement dated January 24,1996, between the Company and Fleet Credit Corporation, as Lender. (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1995).


          4.11 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

          10.1 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.6 to the Form S-1).


          10.2 Nonqualified Stock Option Plan for Nonemployee Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1) (terminated in January 1997, except with respect to outstanding options).

          10.3 Description of Incentive Compensation Plan for executive officers of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1).

          10.4 Memorandum of Agreement dated November 1, 1988, between the Company and Data-Tronics Corp. and supplement thereto dated October 30, 1991 (incorporated by reference to Exhibit 10.9 to the Form S-1).


          10.5 Supplement dated December 9, 1993, to Memorandum of Agreement dated November 1, 1988, between the Company and Data-Tronics Corp. filed as Exhibit
                             10.5 (incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1993).


          10.6 1997 Nonqualified Stock Option Plan for Nonemployee Directors of the Company (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-20721, filed with the Securities and Exchange Commission on January 30, 1997).


          11*                Statement Re: Computation of Earnings Per Share.


          21                 The Company has no subsidiaries.


          23*                Consent of Ernst & Young LLP, Independent
                             Auditors.


          27 *               Financial Data Schedule

---------------
             *  Filed herewith.


Management Compensatory Plans:
   -Employee Stock Option Plan (Exhibit 10.1)
   -Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.2) -Incentive Compensation Plan (Exhibit 10.3)
   -1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.6)


(b)  REPORTS ON FORM 8-K:

   No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report.

                                USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                  ITEM 14 (d)

                          FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                USA TRUCK, INC.



             COLUMN A                                        COLUMN B     COLUMN C       COLUMN D        COLUMN E
                                                             ----------------------------------------------------
                                                                            (1)
                                                            BALANCE AT    CHARGED                        BALANCE
                                                            BEGINNING     TO COST       DEDUCTIONS         END
            DESCRIPTION                                     OF PERIOD   AND EXPENSES      -OTHER        OF PERIOD
                                                             ----------------------------------------------------
Year ended December 31, 1996:
   Deducted from asset accounts:
     Allowance for doubtful accounts ...................     $104,000     $148,713     $  (139,713)(a)   $113,000
                                                             ====================================================
Year ended December, 1995: Deducted from asset accounts:
     Allowance for doubtful accounts ...................     $ 95,500     $ 12,572     $    (4,072)(a)   $104,000
                                                             ====================================================
Year ended December, 1994: Deducted from asset accounts:
     Allowance for doubtful accounts ...................     $ 80,000     $ 17,865     $    (2,365)(a)   $ 95,500
                                                             ====================================================


(a)  Uncollectible accounts written off, net recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA TRUCK, INC.
(Registrant)

By: /s/  ROBERT M. POWELL                    By: /s/  JERRY D. ORLER
   -----------------------------                ------------------------------
    Robert  M. Powell                           Jerry D. Orler
    President and Chief Executive               Vice President - Finance, Chief
    Officer                                     Financial Officer and Secretary



Date:  March 26, 1997                        Date:  March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                   Title                                       Date
              ---------                                   -----                                       ----

        /s/  ROBERT M. POWELL              President, Chief Executive Officer                    March 26, 1997
----------------------------------                    and Director
          Robert M. Powell


         /s/  JERRY D. ORLER                   Vice President - Finance,                         March 26, 1997
----------------------------------         Chief Financial Officer, Secretary
           Jerry D. Orler                            and Director


           /s/  J.B. SPEED                              Director                                 March 26, 1997
----------------------------------
           James B. Speed


        /s/  GEORGE R. JACOBS                           Director                                 March 26, 1997
----------------------------------
          George R. Jacobs


          /s/  JIM L. HANNA                             Director                                 March 26, 1997
----------------------------------
            Jim L. Hanna


       /s/  ROLAND S. BOREHAM                           Director                                 March 26, 1997
----------------------------------
       Roland S. Boreham, Jr.

                                EXHIBIT INDEX

        EXHIBIT
        NUMBER                  DESCRIPTION
        -------                 -----------

          4.5 Fifth Amendment to Fourth Amended and Restated Revolving Credit Agreement dated December 30, 1996, between the Company and Deposit Guaranty National Bank, as Lender.

          4.6 Fifth Amended and Restated Revolving Note of the Company dated December 30, 1996, in the maximum principal amount of $15,000,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.5.

          11                 Statement Re: Computation of Earnings Per Share.

          23                 Consent of Ernst & Young LLP, Independent
                             Auditors.

          27                 Financial Data Schedule