Form 10-Q
period 1997-03-31
USA TRUCK INC
filed 1997-05-01
CIK 883945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from             to                .

                         Commission file number 0-19858

                                USA TRUCK, INC.
-------------------------------------------------------------------------------
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

                                 (501) 471-2500
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
-------------------------------------------------------------------------------
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

     9,358,868 shares of common stock, $.01 par value, were outstanding on April 25, 1997.

                                     INDEX

                                USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                 Page

           Condensed Balance Sheets -- March 31, 1997 and
           December 31, 1996                                                3

           Condensed Statements of Income -- Three months
           ended March 31, 1997 and 1996                                    4

           Condensed Statements of Cash Flows -- Three months
           ended March 31, 1997 and 1996                                    5

           Notes to Condensed Financial Statements -- March 31, 1997        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                 12

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

                                USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS


                                                                                    March 31          December 31
                                                                                      1997               1996
                                                                                  -------------      -------------
                                                                                   (unaudited)          (note)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   1,238,547      $   1,486,946
     Accounts receivable:
         Trade, less allowance for doubtful accounts
         (1997 - $ 147,749; 1996 - $ 113,000)                                        11,809,860         10,972,451
         Other                                                                          392,829          1,766,443
     Inventories                                                                        340,249            176,759
     Deferred income taxes                                                            1,266,617            933,091
     Prepaid expenses and other current assets                                        2,307,471          1,489,555
                                                                                  -------------      -------------
         Total current assets                                                        17,355,573         16,825,245

PROPERTY AND EQUIPMENT                                                              102,686,932         94,857,962
ACCUMULATED DEPRECIATION AND AMORTIZATION                                           (29,935,006)       (28,089,739)
                                                                                  -------------      -------------
                                                                                     72,751,926         66,768,223
SECURITY DEPOSITS                                                                     1,745,478          1,745,478
OTHER ASSETS                                                                          1,004,897            990,901
                                                                                  -------------      -------------
         Total assets                                                             $  92,857,874      $  86,329,847
                                                                                  =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank drafts payable                                                          $     643,328      $     606,371
     Trade accounts payable                                                           3,702,126          1,378,551
     Accrued expenses                                                                 8,598,663          7,190,198
     Current maturities of long-term debt                                             6,044,586          6,018,289
                                                                                  -------------      -------------
         Total current liabilities                                                   18,988,703         15,193,409

LONG-TERM DEBT, LESS CURRENT MATURITIES                                              17,138,379         15,867,365
DEFERRED INCOME TAXES                                                                 9,700,787          9,568,464
INSURANCE AND CLAIMS ACCRUALS                                                         1,378,614          1,276,614

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share; 1,000,000 shares
         authorized; none issued                                                           --                 --
     Common stock, par value $.01 per share; 16,000,000 shares authorized;
         issued shares (1997 - 9,544,368; 1996 - 9,499,636)                              95,444             94,996
     Additional paid-in capital                                                      14,112,384         13,837,785
     Retained earnings                                                               33,080,306         31,798,704
     Less treasury stock, at cost (1997 - 185,500; 1996 - 145,000) shares            (1,636,743)        (1,307,490)
                                                                                  -------------      -------------
         Total stockholders' equity                                                  45,651,391         44,423,995
                                                                                  -------------      -------------
         Total liabilities and stockholders' equity                               $  92,857,874      $  86,329,847
                                                                                  =============      =============


NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                USA TRUCK, INC.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended
                                                            March 31
                                                   ----------------------------
                                                      1997             1996
                                                   -----------     ------------
OPERATING REVENUES                                 $30,660,109     $ 25,914,002

OPERATING EXPENSES AND COSTS:
     Salaries, wages and employee benefits          12,939,400       10,889,200
     Operations and maintenance                      8,834,909        7,429,149
     Operating taxes and licenses                      553,949          474,560
     Insurance and claims                            1,411,163        1,406,394
     Communications and utilities                      414,106          353,457
     Depreciation and amortization                   3,164,381        2,924,705
     Other                                           1,020,821          966,273
                                                   -----------     ------------
                                                    28,338,729       24,443,738
                                                   -----------     ------------
OPERATING INCOME                                     2,321,380        1,470,264
OTHER (INCOME) EXPENSE:
     Interest expense                                  206,072          204,243
     Gain on disposal of assets                           --             (2,161)
     Other, net                                         17,759           26,824
                                                   -----------     ------------
                                                       223,831          228,906
                                                   -----------     ------------
INCOME BEFORE INCOME TAXES                           2,097,549        1,241,358
INCOME TAXES                                           815,947          483,110
                                                   -----------     ------------

NET INCOME                                         $ 1,281,602     $    758,248
                                                   ===========     ============

PER SHARE INFORMATION:

     Average shares outstanding                      9,419,045        9,723,537
                                                   ===========     ============

     Net income per share                          $      0.14     $       0.08
                                                   ===========     ============


See notes to condensed financial statements.

                                USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   March 31
                                                                         ----------------------------
                                                                             1997             1996
                                                                         -----------      -----------
OPERATING ACTIVITIES:
     Net income                                                          $ 1,281,602      $   758,248
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                     3,164,381        2,924,705
         Provision for doubtful accounts                                       7,500           (6,000)
         Deferred income taxes                                              (201,203)         821,583
         Gain on sale of assets                                                 --              2,161
         Changes in operating assets and liabilities:
            Receivables                                                      528,705        1,886,249
            Inventories and prepaid expenses                                (981,406)        (652,204)
            Bank drafts, accounts payable and accrued expenses             4,037,121       (1,943,718)
            Insurance and claims accruals                                    102,000          126,001
                                                                         -----------      -----------
                      Net cash provided by operating activities            7,938,700        3,917,025

INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (8,251,189)      (2,541,865)
     Purchases of investments                                                (19,771)            --
     Proceeds from sale of assets                                          1,002,000          395,000
     Increase in other assets                                                  5,775          (31,009)
                                                                         -----------      -----------
                      Net cash used by investing activities               (7,263,185)      (2,177,874)

FINANCING ACTIVITIES:
     Borrowings under long-term debt                                       6,700,000        3,680,000
     Proceeds from the exercise of stock options                             275,046          172,050
     Payments to repurchase common stock                                    (597,378)      (1,115,384)
     Principal payments on long-term debt                                 (6,225,000)      (3,250,000)
     Principal payments on capitalized lease obligations                  (1,076,583)        (801,058)
                                                                         -----------      -----------
                      Net cash used by financing activities                 (923,915)      (1,314,392)
                                                                         -----------      -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:                           (248,400)         424,759
     Cash and cash equivalents at beginning of period                      1,486,946        1,656,392
                                                                         -----------      -----------
     Cash and cash equivalents at end of period                          $ 1,238,546      $ 2,081,151
                                                                         ===========      ===========


See notes to condensed financial statements.

                                USA TRUCK, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1996.

NOTE B--COMMITMENTS

As of April 25, 1997, the Company had remaining commitments for the purchase of revenue equipment in the aggregate amount of approximately $30.3 million in 1997 and $2.7 million in 1998 and $0.3 million for the completion of the new corporate headquarters in Van Buren, Arkansas. The corporate headquarters is scheduled to be finished in the first half of 1997.

NOTE C--LONG-TERM DEBT

On January 10, 1997 and February 28, 1997, the Company entered into capital lease agreements in the aggregate amount of $1.9 million for computer equipment and related software. Under the terms of the leases the principal and accrued interest are payable in equal monthly installments over a period of 60 months.

NOTE D--CAPITAL STOCK TRANSACTIONS

During the quarter of March 31, 1997, the Company made purchases in the aggregate of 40,500 additional shares of its outstanding common stock on the open market pursuant to this repurchase program for $329,250.

NOTE E--NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company is required to adopt on December 31, 1997. At this time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating "basic earnings per share" (which will replace the current term "primary earnings per share"), the dilutive effect of stock options will be excluded. Basic earnings per share for the quarter ended March 31, 1997 and March 31, 1996 is expected to be unchanged when compared to primary earnings per share for those periods.

                                   FORM 10-Q

                                USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:

                                                   Three Months Ended
                                                        March 31
                                                  --------------------
                                                    1997        1996
                                                  --------    --------
OPERATING REVENUES                                  100.0%      100.0%

OPERATING EXPENSES AND COSTS:
   Salaries, wages and employee benefits             42.2        42.0
   Operations and maintenance                        28.8        28.7
   Operating taxes and licenses                       1.8         1.8
   Insurance and claims                               4.6         5.4
   Communications and utilities                       1.4         1.4
   Depreciation and amortization                     10.3        11.3
   Other                                              3.3         3.7
                                                 --------    --------
                                                     92.4        94.3
                                                 --------    --------
OPERATING INCOME                                      7.6         5.7
OTHER (INCOME) EXPENSE:
   Interest expense                                   0.7         0.8
   Gain on disposal of assets                          --          --
   Other, net                                         0.1         0.1
                                                 --------    --------
                                                      0.8         0.9
                                                 --------    --------
INCOME BEFORE INCOME TAXES                            6.8         4.8
INCOME TAXES                                          2.7         1.9
                                                 --------    --------

NET INCOME                                            4.1%        2.9%
                                                 ========    ========


RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

     Operating revenues increased 18.3% to $30.7 million in the first quarter of 1997 from $25.9 million for the same quarter of 1996, resulting from increased business with existing customers and additional business from new customers plus a slight increase in average revenue per mile. Average revenue per mile increased to $1.109 in 1997 from $1.107 in 1996. The empty mile factor decreased to 9.91% in 1997 from 10.56% of paid miles in the first quarter of 1996. There was a 11.6% increase in the number of shipments to 27,401 in 1997 from 24,553 in 1996. This volume improvement was made possible by an increase of 11.7% in the average number of tractors operated from 781 in 1996 to 872 in 1997. The net effect of the volume improvement and the Company's continuing fleet expansion was a increase of 9.1% in miles per tractor per week to 2,556 in 1997 from 2,343 in 1996.

     Operating expenses and costs as a percentage of revenues decreased to 92.4% in 1997 from 94.3% in 1996. This change resulted primarily from a decrease, on a percentage of revenue basis, in insurance and claims expenses, depreciation and amortization expense and in other expenses. These decreases were partially offset by slight increases, on a percentage of revenue basis, in salaries, wages, and employee benefits and operations and maintenance costs. The percentage decrease, relative to revenues, in insurance and claims expense was due to a decrease in the number and severity of accidents in the first quarter of 1997 as compared to the same period last year. The decrease in depreciation and amortization expense, as a percentage of revenue, reflects the 9.1% increase in utilization as mentioned above. Other expenses decreased, relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the decrease. Management believes that the improvement in driver retention experienced in the first quarter had a positive impact on several expense categories, including insurance and claims expenses, as compared to the prior year. The increase in salaries, wages, and employee benefits was due to an increase in aggregate driver pay along with an increase in incentives earned by employees due to improved operating and financial performance of the Company in the first quarter of this year compared to the same period last year. The percentage increase, relative to revenues, in operations and maintenance was primarily the result of an increase of 10.1 cents per gallon in the average cost of fuel in the first quarter of this year compared to the same period last year, partially offset by an increase in fuel efficiency to 6.01 average miles per gallon in 1997 from 5.78 in 1996.

     As a result of the foregoing factors, operating income increased 57.9% to $2.3 million, or 7.6% of revenues, in 1997 from $1.5 million, or 5.7% of revenues, in 1996.

     Interest expense increased 0.9% to $206,000 in 1997 from $204,000 in 1996, resulting primarily from an increase in borrowings, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt..

     As a result of the above, income before income taxes increased 69.0% to $2.1 million, or 6.8% of revenues, in 1997 from $1.2 million, or 4.8% of revenues, in 1996.

     The Company's effective tax rate remained unchanged at 38.9% for both 1997 and 1996. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased 69.0% to $1.3 million ($.14 per share), or 4.2% of revenues, in 1997 from $758,000 ($.08 per share), or 2.9% of revenues, in 1996. The number of shares used in the calculation of net income per share for the first quarter of 1997 and 1996 were 9,419,045 and 9,723,537, respectively.
Total shares outstanding at March 31, 1997, were 9,358,868.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover increases in fuel costs and fuel taxes from customers through increased freight rates. However, more recently, USA Truck experienced a price increase of approximately 12 cents per gallon over a period of 12 months, which the Company was not able to fully offset through rate increases. Diesel prices declined somewhat toward the end of, and subsequent to, the first quarter of this year, but there can be no assurance that diesel prices will continue to decrease or remain below the higher prices experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $7.7 million for the three-month period ended March 31, 1997 as compared to $3.9 million in the comparable period of 1996.

     The Company's General Line of Credit provides for available borrowings of up to $15.0 million, including letters of credit not exceeding $5.0 million. As of March 31, 1997, approximately $7.8 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 1999, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.50% at March 31, 1997) fluctuates between the lender's prime rate and prime plus 1/2%, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount of the available borrowings. The principal maturity can be accelerated if the borrowing base (based on a percentage of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

     On November 13, 1996 the Company amended its lease commitment agreement (the "TRAC Lease Commitment"), dated January 24, 1996, to extend the term and increase the borrowing limit to an amount equal to the sum of the current outstanding balance plus $10.0 million, resulting in a new lease commitment with a maximum borrowing amount of $16.0 million. The TRAC Lease Commitment facilitates the leasing of tractors. As of March 31, 1997, $10.1 million remained available under the TRAC Lease Commitment. The commitment term ends on December 31, 1997. Each capital lease will have a repayment period of 42 months. Lease amounts are limited based on the amounts outstanding under capital leases entered into under this agreement. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease.

     On January 10, 1997 the Company entered into capital lease agreements in the aggregate amount of $1.9 million for computer equipment and related software. Under the terms of the leases the principal and accrued interest are payable in equal monthly installments over a period of 60 months.

     At March 31, 1997, the Company had debt obligations of approximately $23.2 million, including amounts borrowed under the facilities described above, of which approximately $6.0 million were current obligations. During the first quarter of 1997 the Company made borrowings under the General Line of Credit of $6.7 million, while retiring $7.3 million in debt. The retired debt had an average interest rate of approximately 6.98%.

     During the years 1997 and 1998 the Company plans to make approximately $70.8 million in capital expenditures, $8.3 million of which had been expended through April 25, 1997. As of April 25, 1997, USA Truck was committed to spend $30.3 million for revenue equipment during the remainder of 1997 and $2.7 million for revenue equipment in 1998. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. Also, the Company has a remaining commitment for $0.3 million, of a total commitment of $4.9 million, relating to construction of a new corporate headquarters in Van Buren, Arkansas. The new headquarters facility is currently expected to be completed in the first half of 1997. The balance of the expected capital expenditures will be used for the purchase of maintenance and office equipment and facility improvements.

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

     In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. As of April 25, 1997, the Company had purchased 439,500 shares pursuant to this authorization at an aggregate purchase price of $4.4 million, including 40,500 shares purchased in 1997 at an aggregate purchase price of $329,000. On May 8, 1996, the Board of Directors authorized the retirement of all shares purchased prior to May 7, 1996, which resulted in the retirement of 254,000 shares of treasury stock that had been purchased at an aggregate cost of $2.8 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

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

                                USA TRUCK, INC.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (A)    Exhibits

                 3.1 Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit to the Company's Registration of Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the "Form S-1"]).

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

                11.1     Statement Re: Computation of Earnings Per Share

                27.1     Financial Data Schedule

          (B)    Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     USA TRUCK, INC.
                                     --------------------------------------
                                     (Registrant)


Date:   04/30/97                        /s/  ROBERT M. POWELL
     ----------------                --------------------------------------
                                     ROBERT M. POWELL
                                     President and Chief Executive Officer


Date:   04/30/97                        /s/  JERRY D. ORLER
     ----------------                --------------------------------------
                                     JERRY D. ORLER
                                     Vice President-Finance and
                                     Chief Financial Officer

                                   FORM 10-Q

                               INDEX TO EXHIBITS

                                USA TRUCK, INC.


Exhibit
Number                              Exhibit
------                              -------

 3.1 Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit to the Company's Registration of Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the "Form S-1"]).

 3.2 Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992 ["Amendment No. 1"]).

 3.3 Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1).

11.1                Statement Re: Computation of Earnings Per Share 15

27.1                Financial Data Schedule 16