Form 10-Q
period 1997-06-30
USA TRUCK INC
filed 1997-07-28
CIK 883945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to _____________.

                         Commission file number 0-19858

                                USA TRUCK, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      71-0556971
-------------------------------              ----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

      3108 INDUSTRIAL PARK ROAD
         VAN BUREN, ARKANSAS                               72956
----------------------------------------     ----------------------------------
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

     9,358,868 shares of common stock, $.01 par value, were outstanding on July 25, 1997.

                                     INDEX

                                USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)                                                                    Page
                                                                                                                  ----
                  Condensed Balance Sheets -- June 30, 1997 and December 31, 1996                                  3

                  Condensed Statements of Income -- Three months and six months ended
                  June 30, 1997 and 1996                                                                           4

                  Condensed Statements of Cash Flows -- Six months ended June 30,
                  1997 and 1996                                                                                    5

                  Notes to Condensed Financial Statements -- June 30, 1997                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        7

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.                                                12

Item 6.       Exhibits and Reports on Form 8-K.                                                                   12

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS

                                                                          June 30             December 31
                                                                           1997                  1996
                                                                      ---------------      ---------------
                                                                        (unaudited)             (note)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $     1,690,810      $     1,486,946
  Accounts receivable:
    Trade, less allowance for doubtful accounts
    (1997- $155,249; 1996- $113,000)                                  $    12,444,602           10,972,451
    Other                                                                   2,031,894            1,766,443
  Inventories                                                                 440,283              176,759
  Deferred income taxes                                                     1,658,777              933,091
  Prepaid expenses and other current assets                                 1,784,873            1,489,555
                                                                      ---------------      ---------------
    Total current assets                                                   20,051,239           16,825,245

PROPERTY AND EQUIPMENT                                                    106,363,113           94,857,962
ACCUMULATED DEPRECIATION AND AMORTIZATION                                 (27,265,692)         (28,089,739)
                                                                      ---------------      ---------------
                                                                           79,097,421           66,768,223
SECURITY DEPOSITS                                                           1,745,478            1,745,478
OTHER ASSETS                                                                1,024,888              990,901
                                                                      ---------------      ---------------
    Total assets                                                      $   101,919,026      $    86,329,847
                                                                      ===============      ===============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank drafts payable                                                 $       676,858      $       606,371
  Trade accounts payable                                                    6,660,258            1,378,551
  Accrued expenses                                                          9,243,130            7,190,198
  Current maturities of long-term debt                                      3,390,153            6,018,289
                                                                      ---------------      ---------------
    Total current liabilities                                              19,970,399           15,193,409

LONG-TERM DEBT, LESS CURRENT MATURITIES                                    22,407,682           15,867,365
DEFERRED INCOME TAXES                                                      10,483,950            9,568,464
INSURANCE AND CLAIMS ACCRUALS                                               1,480,614            1,276,614

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share: 1,000,000
    shares authorized: none issued                                                 --                   --
  Common stock, par value $0.1 per share: 16,000,000 shares
    authorized: issued shares (1997-9,358,868; 1996-9,499,636)                 93,589               94,996
  Additional paid-in-capital                                               12,477,495           13,837,785
  Retained earnings                                                        35,005,297           31,798,704
  Less treasury stock, at cost (1997-0; 1996-145,000) shares                       --           (1,307,490)
                                                                      ---------------      ---------------
    Total stockholders' equity                                             47,576,381           44,423,995
                                                                      ---------------      ---------------
    Total liabilities and stockholders' equity                        $   101,919,026      $    86,329,847
                                                                      ===============      ===============




NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                USA TRUCK, INC.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                          Three Months Ended                    Six Months Ended
                                                June 30                             June 30
                                    ------------------------------      ------------------------------
                                        1997              1996              1997              1996
                                    ------------      ------------      ------------      ------------
OPERATING REVENUES                  $ 32,079,177      $ 26,751,038      $ 62,739,287      $ 52,665,041

OPERATING EXPENSES AND COSTS

  Salaries, wages and employee
    benefits                          13,464,075        11,259,361        26,403,475        22,148,562
  Operations and maintenance           8,456,897         7,590,754        17,291,806        15,019,903
  Operating taxes and licenses           533,561           481,494         1,087,510           956,055
  Insurance and claims                 1,627,116         1,633,247         3,038,280         3,039,641
  Communications and utilities           469,321           448,638           883,427           802,094
  Depreciation and amortization        3,233,626         2,962,628         6,398,007         5,887,333
  Other                                  791,479           916,150         1,812,299         1,882,423
                                    ------------      ------------      ------------      ------------
                                      28,576,075        25,292,272        56,914,804        49,736,011
                                    ------------      ------------      ------------      ------------
OPERATING INCOME                       3,503,102         1,458,766         5,824,483         2,929,030
OTHER (INCOME) EXPENSE:

  Interest expense                       332,139           199,178           538,211           403,421
  Gain on disposal of assets                (500)               --              (500)           (2,161)
  Other, net                              20,906            (2,589)           38,665            24,234
                                    ------------      ------------      ------------      ------------
                                         352,545           196,589           576,376           425,494
                                    ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES             3,150,557         1,262,177         5,248,107         2,503,536
INCOME TAXES                           1,225,567           494,031         2,041,514           977,141
                                    ------------      ------------      ------------      ------------

NET INCOME                          $  1,924,990      $    768,146      $  3,206,593      $  1,526,395
                                    ============      ============      ============      ============

PER SHARE INFORMATION:

  Average shares outstanding           9,534,295         9,732,003         9,483,617         9,744,615
                                    ============      ============      ============      ============
  Net income per share              $       0.20      $       0.08      $       0.34      $       0.16
                                    ============      ============      ============      ============


See notes to condensed financial statements.

                                USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Six Months Ended
                                                                              June 30
                                                                 -=--------------------------------
                                                                      1997                1996
                                                                 --------------      --------------
OPERATING ACTIVITIES:
  Net income                                                     $    3,206,593           1,526,395
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     6,398,007           5,887,333
    Provision for doubtful accounts                                      42,249               9,000
    Deferred income taxes                                               189,800             637,255
    Gain on sale of assets                                                 (500)             (2,161)
    Changes in operating assets and liabilities:
      Receivables                                                    (1,779,851)            375,471
      Inventories and prepaid expenses                                 (558,842)                788
      Bank drafts, accounts payable and accrued expenses              7,673,252          (1,744,187)
      Insurance and claims accruals                                     204,000             252,000
                                                                 --------------      --------------
        Net cash provided by operating activities                    15,374,708           6,941,894

INVESTING ACTIVITIES:
  Purchases of property and equipment                               (21,188,321)         (5,407,278)
  Purchase of investments                                               (39,762)                 --
  Proceeds from sale of assets                                        5,001,100             705,000
  Increase in other assets                                                5,775             (61,018)
                                                                 --------------      --------------
          Net cash used by investing activities                     (16,221,208)         (4,763,296)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                    18,700,000           6,380,000
  Proceeds from the exercise of stock options                           275,046             272,050
  Payments to repurchase common stock                                  (597,378)         (1,115,384)
  Principal payments on long-term debt                              (12,700,000)         (6,630,000)
  Principal payments on capitalized lease obligations                (4,627,304)         (1,682,662)
                                                                 --------------      --------------
          Net cash provided (used) by financing activities            1,050,364          (2,775,996)
                                                                 --------------      --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                       203,864            (597,398)

  Cash and cash equivalents at beginning of period                    1,486,946           1,656,392
                                                                 --------------      --------------
  cash and cash equivalents at end of period                     $    1,690,810           1,058,994
                                                                 ==============      ==============




See notes to condensed financial statements.

                                USA TRUCK, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1996.

NOTE B--COMMITMENTS

As of July 25, 1997, the Company had remaining commitments for the purchase of revenue equipment in the aggregate amount of approximately $19.8 million in 1997 and $32.1 million in 1998.

NOTE C--LONG-TERM DEBT

On May 18, 1997, the Company entered into a capital lease agreement in the aggregate amount of $0.7 million for computer equipment and related software. Under the terms of the lease the principal and accrued interest are payable in equal monthly installments over a period of 55 months.

NOTE D--CAPITAL STOCK TRANSACTIONS

On May 7, 1997, the Board of Directors authorized the retirement of all shares purchased prior to May 6, 1997, and not previously retired, which resulted in the retirement of 185,500 shares of treasury stock that had been purchased at an aggregate purchase price of $1.6 million.

NOTE E--NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating "basic earnings per share" (which will replace the current term "primary earnings per share"), the dilutive effect of stock options will be excluded. Basic earnings per share for the quarters ended June 30, 1997 and June 30, 1996 is expected to be unchanged when compared to primary earnings per share for those periods.

                                   FORM 10-Q

                                USA TRUCK, INC.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:


                                                   Three Months Ended         Six Months Ended
                                                        June 30                   June 30
                                                   ------------------        ------------------
                                                   1997          1996        1997          1996
                                                   --------  --------        --------  --------
OPERATING REVENUES                                 100.0%       100.0%       100.0%       100.0%

OPERATING EXPENSES AND COSTS:
 Salaries, wages and employee benefits              42.0         42.1         42.1         42.1
 Operations and maintenance                         26.3         28.4         27.6         28.5
 Operating taxes and licenses                        1.7          1.8          1.7          1.8
 Insurance and claims                                5.1          6.1          4.8          5.8
 Communications and utilities                        1.4          1.7          1.4          1.5
 Depreciation and amortization                      10.1         11.0         10.2         11.2
 Other                                               2.5          3.4          2.9          3.5
                                                   -----        -----        -----        -----
                                                    89.1         94.5         90.7         94.4
                                                   -----        -----        -----        -----
OPERATING INCOME                                    10.9          5.5          9.3          5.6
OPERATING (INCOME) EXPENSE:

 Interest expense                                    1.0          0.7          0.9          0.8
 Gain on disposal of assets                           --           --           --           --
 Other, net                                          0.1           --           --           --
                                                   -----        -----        -----        -----
                                                     1.1          0.7          0.9          0.8
                                                   -----        -----        -----        -----
INCOME BEFORE INCOME TAXES                           9.8          4.8          8.4          4.8
INCOME TAXES                                         3.8          1.9          3.3          1.9
                                                   -----        -----        -----        -----
NET INCOME                                           6.0%         2.9%         5.1%         2.9%
                                                   =====        =====        =====        =====


RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

     Operating revenues increased 19.9% to $32.1 million in the second quarter of 1997 from $26.8 million for the same quarter of 1996, resulting from increased business with existing customers and additional business from new customers, offset by a 0.5% decrease in average revenue per mile. Average revenue per mile decreased to $1.102 in 1997 from $1.108 in 1996. The empty mile factor increased to 10.50% in 1997 from 10.23% of paid miles in the second quarter of 1996. There was a 16.8% increase in the number of shipments to 28,936 in 1997 from 24,780 in 1996. This volume improvement was made possible by an increase of 16.0% in the average number of tractors operated from 795 in 1996 to 922 in 1997. The net effect of the volume improvement and the Company's continuing fleet expansion was an increase of 2.4% in miles per tractor per week to 2,467 in 1997 from 2,410 in 1996.

     Operating expenses and costs as a percentage of revenues decreased to 89.1% in 1997 from 94.5% in 1996. This change resulted primarily from a decrease, on a percentage of revenue basis, in operations and maintenance costs, insurance and claims expenses, depreciation and amortization expense and other expenses. The percentage decrease, relative to revenues, in operations and maintenance was primarily the result of a decrease of 3.5 cents per gallon in the average cost of fuel in the second quarter of this year compared to the same period last year, and by an increase in fuel efficiency to 6.42 average miles per gallon in 1997 from 6.30 in 1996. The percentage decrease, relative to revenues, in insurance and claims expense was due to a decrease in the number and severity of accidents in the second quarter of 1997 as compared to the same period last year. The decrease in depreciation and amortization expense, as a percentage of revenue, reflects the 2.4% increase in utilization as mentioned above. Other expenses decreased, relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the decrease. Management believes that the improvement in driver retention experienced in the second quarter had a positive impact on several expense categories, including insurance and claims expenses, as compared to the prior year.

     As a result of the foregoing factors, operating income increased 140.1% to $3.5 million, or 10.9% of revenues, in 1997 from $1.5 million, or 5.5% of revenues, in 1996.

     Interest expense increased 66.8% to $332,000 in 1997 from $199,000 in 1996, resulting primarily from an increase in borrowings, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

     As a result of the above, income before income taxes increased 149.6% to $3.2 million, or 9.8% of revenues, in 1997 from $1.3 million, or 4.7% of revenues, in 1996.

     The Company's effective tax rate remained unchanged at 38.9% for both 1997 and 1996. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased 150.1% to $1.9 million ($.20 per share), or 6.0% of revenues, in 1997 from $768,000 ($.08 per share), or 2.9% of revenues, in 1996. The number of shares used in the calculation of net income per share for the second quarter of 1997 and 1996 were 9,534,295 and 9,732,003, respectively.
Total shares outstanding at June 30, 1997, were 9,358,868.

Six-Months Ended June 30, 1997 Compared to Six-Months Ended June 30, 1996

     Operating revenues increased 19.1% to $62.7 million in 1997 from $52.7 million in 1996, resulting from increased business with existing customers and additional business from new customers, partially offset by a slight decrease in average revenue per mile. Average revenue per mile decreased to $1.106 in 1997 from $1.107 in 1996 as the result of an increase in the empty mile factor to 10.50% in 1997 from 10.39% of paid miles in the first six months of 1996, partially offset by a 5.7% increase in the tractor utilization rate during the same period. There was a 14.2% increase in the number of shipments to 56,337 in 1997 from 49,333 in 1996. This volume improvement was made possible by an increase of 13.8% in the average number of tractors operated from 788 in 1996 to 897 in 1997. The net effect of the volume improvement and the Company's continuing fleet expansion was an increase of 5.7% in miles per tractor per week to 2,511 in 1997 from 2,376 in 1996.

     Operating expenses and costs as a percentage of revenues decreased to 90.7% in 1997 from 94.4% in 1996, for the same reasons discussed above in the comparison of the quarter ended June 30, 1997 to the quarter ended June 30, 1996. For the six month period, the average cost of fuel increased 3.4 cents per gallon and fuel efficiency improved to 6.22 average miles per gallon in 1997 from 6.03 in 1996.

     As a result of the foregoing factors, operating income increased 98.9% to $5.8 million, or 9.3% of revenues, in 1997 from $2.9 million, or 5.6% of revenues, in 1996.

     Interest expense increased 33.4% to $538,000 in 1997 from $403,000 in 1996, resulting primarily from an increase in borrowings, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

     As a result of the above, income before income taxes increased 109.6% to $5.2 million, or 8.4% of revenues, in 1997 from $2.5 million, or 4.8% of revenues, in 1996.

     The Company's effective tax rate decreased slightly to 38.9% in 1997 from 39.0% in 1996. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased 110.1% to $3.2 million ($.34 per share), or 5.1% of revenues, in 1997 from $1.5 million ($.16 per share), or 2.9% of revenues, in 1996. The number of shares used in the calculation of net income per share for the six months ended June 30, 1997 and 1996 were 9,483,617 and 9,744,615, respectively.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover increases in fuel costs and fuel taxes from customers through increased freight rates. However, during 1996, USA Truck experienced a price increase of approximately 12 cents per gallon for the year, which the Company was not able to fully offset through rate increases. Diesel prices declined somewhat toward the end of, and subsequent to, the first quarter of this year, but there can be no assurance that diesel prices will continue to decrease or remain below the higher prices experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $15.4 million for the six-month period ended June 30, 1997 as compared to $6.9 million in the comparable period of 1996.

     The Company's General Line of Credit provides for available borrowings of up to $15.0 million, including letters of credit not exceeding $5.0 million. As of June 30, 1997, approximately $2.2 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 1999, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.50% at June 30, 1997) fluctuates between the lender's prime rate and prime plus 1/2%, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount of the available borrowings. The principal maturity can be accelerated if the borrowing base (based on a percentage of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

     On November 13, 1996 the Company amended its lease commitment agreement (the "TRAC Lease Commitment"), dated January 24, 1996, to extend the term and increase the borrowing limit to an amount equal to the sum of the current outstanding balance plus $10.0 million, resulting in a new lease commitment with a maximum aggregate borrowing amount of $16.0 million. The TRAC Lease Commitment facilitates the leasing of tractors. As of June 30, 1997, $10.1 million remained available under the TRAC Lease Commitment. The commitment term ends on December 31, 1997. Each capital lease will have a repayment period of 42 months. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease.

     On May 18, 1997, the Company entered into a capital lease agreement in the aggregate amount of $0.7 million for computer equipment and related software. Under the terms of the lease the principal and accrued interest are payable in equal monthly installments over a period of 55 months.

     At June 30, 1997, the Company had debt obligations of approximately $25.8 million, including amounts borrowed under the facilities described above, of which approximately $3.4 million were current obligations. During the second quarter of 1997 the Company made borrowings under the General Line of Credit of $6.5 million, while retiring $10.1 million in debt. The retired debt had an average interest rate of approximately 6.33%.

     During the years 1997 and 1998 the Company plans to make approximately $71.4 million in capital expenditures, $18.8 million of which had been expended through July 25, 1997. As of July 25, 1997, USA Truck was committed to spend $19.8 million for revenue equipment during the remainder of 1997 and $32.1 million for revenue equipment in 1998. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for the purchase of maintenance and office equipment and facility improvements.

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

     In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. As of July 25, 1997, the Company had purchased 439,500 shares pursuant to this authorization at an aggregate purchase price of $4.4 million, including 40,500 shares purchased in 1997 at an aggregate purchase price of $329,000. On May 7, 1997, the Board of Directors authorized the retirement of all shares purchased prior to May 6, 1997 and not previously retired, which resulted in the retirement of 189,500 shares of treasury stock that had been purchased at an aggregate purchase price of $1.6 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information that are based on management's belief as well as assumptions made by, and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company's control and that may have a direct bearing on operating results are increases in diesel prices, adverse weather conditions and the impact of increased rate competition. The Company's results may also be significantly affected by fluctuations in general economic conditions, as the Company's utilization rates are directly related to business levels of shippers in a variety of industries. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or accident claims.

                                USA TRUCK, INC.

PART II.          OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders of the Company was held on May 7, 1997. At the meeting, the stockholders elected the persons set forth in the table below to serve as directors for terms expiring at the 2000 Annual Meeting of
Stockholders:

                                        Votes           Votes         Broker
                Nominee                  For          Withheld       Non-Votes
         ----------------------       ---------       --------       ---------
         Roland S. Boreham, Jr.       9,002,358         1,572           -0-

         George R. Jacobs             9,002,358         1,572           -0-

         Jerry D. Orler               9,002,358         1,572           -0-


Item 6.       Exhibits and Reports on Form 8-K.

              (A)    Exhibits

                     11.1    Statement Re: Computation of Earnings Per Share

                     27.1    Financial Data Schedule

              (B)    Reports on Form 8-K

                     On June 2, 1997, the Company filed a report on Form 8-K indicating a change in the Company's transfer agent and registrar from Boatmen's Trust Company of Arkansas to Reliance Trust Company of Atlanta effective on June 2, 1997.




                                    Pge 12

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USA TRUCK, INC.
                                          ------------------------------------
                                          (Registrant)


Date:             07/28/97                /s/  ROBERT M. POWELL
     ------------------------------       ------------------------------------
                                          ROBERT M. POWELL
                                          President and Chief Executive Officer


Date:             07/28/97                /s/  JERRY D. ORLER
     ------------------------------       ------------------------------------
                                          JERRY D. ORLER
                                          Vice President-Finance and
                                          Chief Financial Officer

                                   FORM 10-Q

                               INDEX TO EXHIBITS

                                USA TRUCK, INC.



Exhibit
Number                        Exhibit
11.1               Statement Re: Computation of Earnings Per Share

27.1               Financial Data Schedule