Form 10-Q
period 1997-09-30
USA TRUCK INC
filed 1997-10-28
CIK 883945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to             .
                               ------------    ------------

                         Commission file number 0-19858

                                USA Truck, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      71-0556971
-----------------------------------------    ----------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)


   3108 INDUSTRIAL PARK ROAD
      VAN BUREN, ARKANSAS                                   72956
-----------------------------------------    ----------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (501) 471-2500
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
--------------------------------------------------------------------------------
   Former name, address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    9,358,868 shares of common stock, $.01 par value, were outstanding on October 24, 1997.

                                     INDEX
                                USA TRUCK, INC.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)                                                               Page
                                                                                                          ------
                 Condensed Balance Sheets -- September 30, 1997 and December 31, 1996                         3

                 Condensed Statements of Income -- Three months and nine months ended
                 September 30, 1997 and 1996                                                                  4

                 Condensed Statements of Cash Flows -- Nine months ended September 30,
                 1997 and 1996                                                                                5

                 Notes to Condensed Financial Statements -- September 30, 1997                                6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                    7

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.                                                                12

PART I.          FINANCIAL INFORMATION

Item 1.      Financial Statements

                                USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS

                                                                              September 30      December 31
                                                                                  1997             1996
                                                                              ------------      -----------
                                                                               (unaudited)        (note)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $   1,666,211   $   1,486,946
  Accounts receivable:
    Trade, less allowance for doubtful accounts
    (1997 - $ 162,749; 1996 - $ 113,000)                                         13,080,005      10,972,451
    Other                                                                           737,312       1,766,443
  Inventories                                                                       335,440         176,759
  Deferred income taxes                                                           1,923,069         933,091
  Prepaid expenses and other current assets                                       1,255,282       1,489,555
                                                                              -------------   -------------
    Total current assets                                                         18,997,319      16,825,245

PROPERTY AND EQUIPMENT                                                          114,863,957      94,857,962
ACCUMULATED DEPRECIATION AND AMORTIZATION                                       (29,132,182)    (28,089,739)
                                                                              -------------   -------------
                                                                                 85,731,775      66,768,223
SECURITY DEPOSITS                                                                 1,745,478       1,745,478
OTHER ASSETS                                                                      1,203,082         990,901
                                                                              -------------   -------------
    Total assets                                                              $ 107,677,654   $  86,329,847
                                                                              =============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank drafts payable                                                         $     677,468   $     606,371
  Trade accounts payable                                                          1,374,718       1,378,551
  Accrued expenses                                                               14,497,380       7,190,198
  Current maturities of long-term debt                                            5,579,978       6,018,289
                                                                              -------------   -------------
    Total current liabilities                                                    22,129,544      15,193,409

LONG-TERM DEBT, LESS CURRENT MATURITIES                                          23,336,560      15,867,365
DEFERRED INCOME TAXES                                                            10,750,741       9,568,464
INSURANCE AND CLAIMS ACCRUALS                                                     1,582,614       1,276,614

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 1,000,000 shares
    authorized; none issued                                                              --              --
  Common stock, par value $.01 per share; 16,000,000 shares authorized;
    issued shares (1997 - 9,358,868; 1996 - 9,499,636)                               93,589          94,996
  Additional paid-in capital                                                     12,477,495      13,837,785
  Retained earnings                                                              37,307,111      31,798,704
  Less treasury stock, at cost (1997 - 0; 1996 - 145,000) shares                         --      (1,307,490)
                                                                              -------------   -------------
    Total stockholders' equity                                                   49,878,195      44,423,995
                                                                              -------------   -------------
    Total liabilities and stockholders' equity                                $ 107,677,654   $  86,329,847
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

                                USA TRUCK, INC.

                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                    Three Months Ended             Nine Months Ended
                                                      September 30                    September 30
                                              ----------------------------    ----------------------------
                                                  1997            1996            1997            1996
                                              ------------    ------------    ------------    ------------
OPERATING REVENUES                            $ 32,890,769    $ 27,292,778    $ 95,630,055    $ 79,957,819

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits         13,336,040      11,405,000      39,739,515      33,553,562
  Operations and maintenance                     8,441,197       7,668,594      25,733,004      22,688,497
  Operating taxes and licenses                     531,209         494,452       1,618,719       1,450,507
  Insurance and claims                           1,660,428       1,334,161       4,698,708       4,373,802
  Communications and utilities                     480,521         406,629       1,363,947       1,208,723
  Depreciation and amortization                  3,562,933       3,012,682       9,960,940       8,900,015
  Other                                            884,485       1,004,966       2,696,783       2,887,389
                                              ------------    ------------    ------------    ------------
                                                28,896,813      25,326,484      85,811,616      75,062,495
                                              ------------    ------------    ------------    ------------
OPERATING INCOME                                 3,993,956       1,966,294       9,818,439       4,895,324
OTHER (INCOME) EXPENSE:

  Interest expense                                 420,554         175,112         958,765         578,533
  Gain on disposal of assets                        (1,231)         (7,610)         (1,731)         (9,770)
  Other, net                                      (192,655)        (26,952)       (153,990)         (2,718)
                                              ------------    ------------    ------------    ------------
                                                   226,668         140,550         803,044         566,045
                                              ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                       3,767,288       1,825,744       9,015,395       4,329,279
INCOME TAXES                                     1,465,475         710,214       3,506,989       1,687,355
                                              ------------    ------------    ------------    ------------

NET INCOME                                    $  2,301,813    $  1,115,530    $  5,508,406    $  2,641,924
                                              ============    ============    ============    ============

PER SHARE INFORMATION:

  Average shares outstanding                     9,515,311       9,599,680       9,522,860       9,735,902
                                              ============    ============    ============    ============

  Net income per share                        $       0.24    $       0.12    $       0.58    $       0.27
                                              ============    ============    ============    ============






 See notes to condensed financial statements.

                                USA TRUCK, INC.

                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            Nine Months Ended
                                                                               September 30
                                                                       ----------------------------
                                                                           1997            1996
                                                                       ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                           $  5,508,406    $  2,641,924
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         9,960,940       8,900,015
    Provision for doubtful accounts                                          22,500         110,060
    Deferred income taxes                                                   192,299         945,902
    Gain on sale of assets                                                   (1,731)         (9,770)
    Changes in operating assets and liabilities:
      Receivables                                                        (1,100,923)        343,264
      Inventories and prepaid expenses                                       75,592         574,688
      Bank drafts, accounts payable and accrued expenses                  7,642,571       1,569,711
      Insurance and claims accruals                                         306,000         378,001
                                                                       ------------    ------------
        Net cash provided by operating activities                        22,605,654      15,453,795


INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (28,589,242)    (12,519,817)
  Purchases of investments                                                 (217,956)             --
  Proceeds from sale of assets                                            6,363,917       1,809,960
  Increase in other assets                                                    5,775        (105,668)
                                                                       ------------    ------------
        Net cash used by investing activities                           (22,437,506)    (10,815,525)


FINANCING ACTIVITIES:
  Borrowings under long-term debt                                        25,053,208       7,130,000
  Proceeds from the exercise of stock options                               275,046         272,050
  Payments to repurchase common stock                                      (597,378)     (1,673,686)
  Principal payments on long-term debt                                  (19,063,208)     (8,730,000)
  Principal payments on capitalized lease obligations                    (5,656,551)     (2,490,575)
                                                                       ------------    ------------
        Net cash provided (used) by financing activities                     11,117      (5,492,211)
                                                                       ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                           179,265        (853,941)
  Cash and cash equivalents at beginning of period                        1,486,946       1,656,392
                                                                       ------------    ------------
  Cash and cash equivalents at end of period                           $  1,666,211    $    802,451
                                                                       ============    ============

See notes to condensed financial statements.

                                USA TRUCK, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1996.

NOTE B--COMMITMENTS

As of October 24, 1997, the Company had remaining commitments for the purchase of revenue equipment in the aggregate amount of approximately $6.1 million in 1997 and $33.8 million in 1998.

NOTE C--LONG-TERM DEBT

On August 15, 1997 and September 15, 1997, the Company entered into a capital lease agreements in the aggregate amount of $4.1 million for tractors. Each capital lease will have a repayment period of 42 months.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating "basic earnings per share" (which will replace the current term "primary earnings per share"), the dilutive effect of stock options will be excluded. Basic earnings per share for the quarters ended September 30, 1997 and September 30, 1996 is expected to be unchanged when compared to primary earnings per share for those periods.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in the full set of general purpose financial statements. The Statement is effective for the Company for 1998. Reclassification of financial statements for earlier periods for comparative purposes is required.

                                   FORM 10-Q

                                USA TRUCK, INC.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:




                                                    Three Months Ended                 Nine Months Ended
                                                      September 30                       September 30
                                                    ------------------                ------------------
                                                     1997       1996                   1997       1996
                                                    ------     -------                ------     -------
OPERATING REVENUES                                  100.0%      100.0%                100.0%      100.0%

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits              40.5        41.8                  41.6        42.0
  Operations and maintenance                         25.7        28.1                  26.9        28.4
  Operating taxes and licenses                        1.6         1.8                   1.7         1.8
  Insurance and claims                                5.0         4.9                   4.9         5.5
  Communications and utilities                        1.5         1.5                   1.4         1.5
  Depreciation and amoritizatioin                    10.8        11.0                  10.4        11.1
  Other                                               2.7         3.7                   2.8         3.6
                                                    -----       -----                 -----       -----
                                                     87.8        92.8                  89.7        93.9
                                                    -----       -----                 -----       -----
OPERATING INCOME                                     12.2         7.2                  10.3         6.1

OTHER (INCOME) EXPENSE

  Interest expense                                    1.3         0.6                   1.0         0.7
  Gain on disposal of assets                           --          --                    --          --
  Other, net                                         (0.6)       (0.1)                 (0.2)         --
                                                    -----       -----                 -----       -----
                                                      0.7         0.5                   0.8         0.7
                                                    -----       -----                 -----       -----
INCOME BEFORE INCOME TAXES                           11.5         6.7                   9.5         5.4
INCOME TAXES                                          4.5         2.6                   3.7         2.1
                                                    -----       -----                 -----       -----
NET INCOME                                            7.0%        4.1%                  5.8%        3.3%
                                                    =====       =====                 =====       =====

RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996


   Operating revenues increased 20.5% to $32.9 million in the third quarter of 1997 from $27.3 million for the same quarter of 1996, resulting from increased business with existing customers and additional business from new customers, partially offset by a 0.3% decrease in average revenue per mile. Average revenue per mile decreased to $1.105 in 1997 from $1.108 in 1996, due to an increase in the empty mile factor to 10.20% in 1997 from 10.04% of paid miles in the third quarter of 1996. There was a 17.1% increase in the number of shipments to 29,742 in 1997 from 25,408 in 1996. This volume improvement was made possible by an increase of 18.8% in the average number of tractors operated from 803 in 1996 to 954 in 1997. The net effect of the volume improvement and the Company's continuing fleet expansion was an increase of 1.7% in miles per tractor per week to 2,438 in 1997 from 2,397 in 1996.

   Operating expenses and costs as a percentage of revenues decreased to 87.8% in 1997 from 92.8% in 1996. This change resulted primarily from a decrease, on a percentage of revenue basis, in salaries, wages and employee benefits expenses, operations and maintenance costs, depreciation and amortization expense and other expenses. Salaries, wages and employee benefits decreased, relative to revenues, primarily from the favorable experience in employee health benefits. The percentage decrease, relative to revenues, in operations and maintenance was primarily the result of a decrease of 4.2 cents per gallon in the average cost of fuel in the third quarter of this year compared to the same period last year, and by an increase in fuel efficiency to 6.44 average miles per gallon in 1997 from 6.31 in 1996. The decrease in depreciation and amortization expense, as a percentage of revenue, reflects the 1.7% increase in utilization as mentioned above. Other expenses decreased, in both dollars and relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the decrease.

   As a result of the foregoing factors, operating income increased 103.1% to $4.0 million, or 12.2% of revenues, in 1997 from $2.0 million, or 7.2% of revenues, in 1996.

   Interest expense increased 140.2% to $421,000 in 1997 from $175,000 in 1996, resulting primarily from an increase in borrowings, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

   As a result of the above, income before income taxes increased 106.3% to $3.8 million, or 11.5% of revenues, in 1997 from $1.8 million, or 6.7% of revenues, in 1996.

   The Company's effective tax rate remained unchanged at 38.9% for both 1997 and 1996. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

   As a result of the aforementioned factors, net income increased 106.3% to $2.3 million ($.24 per share), or 7.0% of revenues, in 1997 from $1.1 million ($.12 per share), or 4.1% of revenues, in 1996. These amounts represent the highest net income and net income per share for any quarter in the Company's history. The number of shares used in the calculation of net income per share for the third quarter of 1997 and 1996 were 9,515,311 and 9,599,680, respectively. Total shares outstanding at September 30, 1997, were 9,358,868.

Nine-Months Ended September 30, 1997 Compared to Nine-Months Ended September 30, 1996

   Operating revenues increased 19.6% to $95.6 million in 1997 from $80.0 million in 1996, resulting from increased business with existing customers and additional business from new customers, partially offset by a slight decrease in average revenue per mile. Average revenue per mile decreased to $1.105 in 1997 from $1.107 in 1996. The empty mile factor decreased to 10.21% in 1997 from 10.27% of paid miles in the first nine months of 1996. There was a 15.2% increase in the number of shipments to 86,079 in 1997 from 74,741 in 1996. This volume improvement was made possible by an increase of 15.5% in the average number of tractors operated from 793 in 1996 to 916 in 1997. The net effect of the volume improvement and the Company's continuing fleet expansion was an increase of 4.3% in miles per tractor per week to 2,486 in 1997 from 2,383 in 1996.

   Operating expenses and costs as a percentage of revenues decreased to 89.7% in 1997 from 93.9% in 1996, for the same reasons discussed above in the comparison of the quarter ended September 30, 1997 to the quarter ended September 30, 1996, along with a decrease in insurance and claims expense. The percentage decrease, relative to revenues, in insurance and claims expense was due to a decrease in the number and severity of accidents in the first nine months of 1997 as compared to the same period last year. For the nine-month period, the average cost of fuel increased 0.8 cents per gallon and fuel efficiency improved to 6.29 average miles per gallon in 1997 from 6.13 in 1996.

   As a result of the foregoing factors, operating income increased 100.6% to $9.8 million, or 10.3% of revenues, in 1997 from $4.9 million, or 6.1% of revenues, in 1996.

   Interest expense increased 65.7% to $959,000 in 1997 from $579,000 in 1996, resulting primarily from an increase in borrowings, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

   As a result of the above, income before income taxes increased 108.2% to $9.0 million, or 9.5% of revenues, in 1997 from $4.3 million, or 5.4% of revenues, in 1996.

   The Company's effective tax rate decreased slightly to 38.9% in 1997 from 39.0% in 1996. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

   As a result of the aforementioned factors, net income increased 108.5% to $5.5 million ($.58 per share), or 5.8% of revenues, in 1997 from $2.6 million ($.27 per share), or 3.3% of revenues, in 1996. The number of shares used in the calculation of net income per share for the nine months ended September 30, 1997 and 1996 were 9,522,860 and 9,735,902, respectively.

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

FUEL AVAILABILITY AND COST

   The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover increases in fuel costs and fuel taxes from customers through increased freight rates. However, during 1996, USA Truck experienced a price increase of approximately 12 cents per gallon for the year, which the Company was not able to fully offset through rate increases. Diesel prices have declined somewhat during 1997, but there can be no assurance that diesel prices will continue to decrease or remain below the higher prices experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

   The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $22.6 million for the nine-month period ended September 30, 1997 as compared to $15.5 million in the comparable period of 1996.

   The Company's General Line of Credit provides for available borrowings of up to $15.0 million, including letters of credit not exceeding $5.0 million. As of September 30, 1997, approximately $2.3 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 1999, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.50% at September 30, 1997) fluctuates between the lender's prime rate and prime plus 1/2%, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount of the available borrowings.
The principal maturity can be accelerated if the borrowing base (based on a percentage of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

   On November 13, 1996 the Company amended its lease commitment agreement (the "TRAC Lease Commitment"), dated January 24, 1996, to extend the term and increase the borrowing limit to an amount equal to the sum of the current outstanding balance plus $10.0 million, resulting in a new lease commitment with a maximum aggregate borrowing amount of $16.0 million. The TRAC Lease Commitment facilitates the leasing of tractors. As of September 30, 1997, $6.5 million remained available under the TRAC Lease Commitment. The commitment term ends on December 31, 1997. Each capital lease will have a repayment period of 42 months. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease.

   At September 30, 1997, the Company had debt obligations of approximately $28.9 million, including amounts borrowed under the facilities described above, of which approximately $5.6 million were current obligations. During the third quarter of 1997 the Company made borrowings under the General Line of Credit of $6.4 million, while retiring $7.3 million in debt. The retired debt had an average interest rate of approximately 6.82%.

   During the years 1997 and 1998 the Company plans to make approximately $75.7 million in capital expenditures, $30.6 million of which had been expended through October 25, 1997. As of October 25, 1997, USA Truck was committed to spend $6.1 million for revenue equipment during the remainder of

1997 and $33.8 million for revenue equipment in 1998. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for the purchase of maintenance and office equipment and facility improvements.

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

   In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. As of October 24, 1997, the Company had purchased 439,500 shares pursuant to this authorization at an aggregate purchase price of $4.4 million, including 40,500 shares purchased in 1997 at an aggregate purchase price of $329,000. On May 7, 1997, the Board of Directors authorized the retirement of all shares purchased prior to May 6, 1997 and not previously retired, which resulted in the retirement of 189,500 shares of treasury stock that had been purchased at an aggregate purchase price of $1.6 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

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

             (A)    Exhibits
                    --------

             11.1   Statement Re: Computation of Earnings Per Share

             27.1   Financial Data Schedule

             (B)    Reports on Form 8-K
                    -------------------

             The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   USA TRUCK, INC.
                                                   ----------------------------
                                                   (Registrant)


Date:      10/28/97                                /s/  ROBERT M. POWELL
      --------------------                         ----------------------------
                                                   ROBERT M. POWELL
                                                   President and Chief
                                                   Executive Officer


Date:      10/28/97                                /s/  JERRY D. ORLER
      --------------------                         ----------------------------
                                                   JERRY D. ORLER
                                                   Vice President-Finance and
                                                   Chief Financial Officer

                                   FORM 10-Q
                               INDEX TO EXHIBITS
                                USA TRUCK, INC.

         Exhibit
         Number                         Exhibit
       ----------         ------------------------------------------------
         11.1             Statement Re: Computation of Earnings Per Share

         27.1             Financial Data Schedule