Form 10-K405
period 1997-12-31
USA TRUCK INC
filed 1998-03-27
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant on February 27, 1998 was $60,098,745. (The characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at February 27, 1998
              -----                         --------------------------------
Common Stock, par value $.01 per share               9,379,868 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             Part of Form 10-K into Which the
                                               Document is Incorporated
            Document                           ------------------------
            --------                                   Part III
Portions of the Proxy Statement to be
 sent to stockholders in connection
    with 1998 Annual Meeting

                                 USA TRUCK, INC.

                                TABLE OF CONTENTS

ITEM NO.                            CAPTION                                                               PAGE
--------                            -------                                                               ----
                                     PART I
1.          Business.................................................................................       1
2.          Properties...............................................................................       6
3.          Legal Proceedings........................................................................       6
4.          Submission of Matters to a Vote of Security Holders......................................       6

                                     PART II

5.          Market for Registrant's Common Equity and Related Stockholder Matters....................       7
6.          Selected Financial Data..................................................................       8
7.          Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................       9
8.          Financial Statements and Supplementary Data..............................................      15
9.          Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure...........................................................................      29

                                    PART III

10.         Directors and Executive Officers of the Registrant.......................................      29
11.         Executive Compensation...................................................................      29
12.         Security Ownership of Certain Beneficial Owners and Management...........................      29
13.         Certain Relationships and Related Transactions...........................................      29

                                     PART IV

14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................      30
            Signatures...............................................................................      35


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

         USA Truck transports freight in truckload quantities from individual shippers to single or multiple destinations on an as-needed basis. Its business consists primarily of medium haul shipments, more than 700 but less than 1,000 miles. For 1995, 1996 and 1997, the average length of haul for Company tractors was 900 miles, 878 miles and 920 miles, respectively.

         The Company was incorporated in 1983 as a wholly-owned subsidiary of Arkansas Best Corporation. In December 1988, the stock of the Company was sold to management, and the Company completed its initial public offering of Common Stock in late March 1992.

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

         The Company is committed to prompt freight pickup, consistent on-time delivery and twenty-four hours a day, seven days a week dispatching. It has taken a number of steps to meet these commitments. In particular, it (i) uses only its own tractors and trailers, rather than owner-operators, to provide greater flexibility and control over quality of service, better work performance from drivers and better insurance rates; (ii) adheres to strict maintenance and cleaning schedules to avoid breakdowns and delays; (iii) provides detailed routing instructions for, and maintains satellite communications with, drivers to expedite delivery; (iv) maintains trailer pools at strategic locations to minimize the time between customer order and pickup; and (v) provides extra trailers to high volume shippers for loading and unloading at their convenience.

         USA Truck utilizes cost-efficient communications throughout its operations. The Company has EDI (electronic data interchange) arrangements with several of its largest customers, providing them with access through their computer systems to current information on the status of their shipments. Beginning in the third quarter of 1997, the Company began installing two-way, satellite based mobile messaging and position-locating equipment in all of its tractors. This equipment is designed to fulfill customers' heightened need for real time transit information as well as provide the Company with an enhanced and cost-effective method of communications between its drivers and its operations personnel. The system permits fleet managers to contact drivers virtually anywhere in the Company's market area. These capabilities are intended to shorten response time to customers, as well as to allow drivers rest time while awaiting assignment. The installation of the equipment was completed in the fourth quarter of 1997.

         The Company has designed its own management information software systems, which it operates on a mainframe computer that the Company acquired during 1997. This system became operational during the second quarter of 1997, when the Company's software was migrated to the new computer. Prior to that, the Company was on-line with a mainframe computer through a contractual agreement with a third party. These data processing capabilities enhance operating efficiency by providing immediate access to detailed information concerning equipment, cargo, customer's location, credit history, billing arrangements and specific customer requirements. They also permit the Company to respond quickly and accurately to customers' requests and assist in balancing equipment availability throughout the market area. Management believes these information software systems and computer hardware will be sufficient to support the Company's expansion plans at least through 1999 without substantial additional expenditures in the data processing area.

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

         The Marketing Department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. A high percentage of the Company's business is from repeat customers. For the year ended December 31, 1997, at least 95% of USA Truck's operating revenues was derived from customers that were customers of the Company prior to 1997.

         USA Truck establishes rates through individual negotiations with customers and through contracts tailored to the specific needs of shippers.

         For the year ended December 31, 1997, the Company's ten largest customers accounted for 44.3% of revenues and its three largest customers accounted for 25.8% of revenues, with more than 1,050 other customers accounting for the balance. One customer, Wal-Mart Stores, Inc., accounted for 12.6% of revenues for the year.
No other customer accounted for more than 10% of revenues.

         Customers are generally required to have credit approval before dispatch. The Company bills customers at or shortly after pickup, and for the last three years receivables collection has averaged approximately 31 days from the billing date.

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

         The average distance between loads as a percentage of total miles (empty mile factor) is a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. The Company's commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if the Company delayed the pickup until a tractor became available in the area. USA Truck's empty mile factor was 10.05% for the year ended December 31, 1997.

         Fleet managers supervise fleets of approximately 48 drivers each and serve as the drivers' primary contacts with the Company. Fleet managers monitor the location of equipment and direct its movement in the most efficient and safe manner practicable.

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

         Drivers' pay is calculated on the basis of miles driven and increases with tenure. In 1997, drivers averaged 502 miles per work day. Drivers are also paid bonuses based on productivity and tenure. For 1997, the Company's drivers earned bonuses totaling approximately $1,203,000. During 1997, the Company's drivers earned wages and bonuses averaging $.29 per mile.

         At December 31, 1997, USA Truck employed 1,304 persons, of which 962 were drivers, none of whom was represented by a collective bargaining unit. In the opinion of management, the Company's relationship with its employees is satisfactory.

SAFETY

         USA Truck's safety program is designed to create an accident-free working environment and to enforce governmental safety regulations. The Company controls the maximum speed of its tractors with electronic governing equipment, and all its tractors are equipped with anti-lock braking systems. The Company has received a number of awards based on its safety record, including the 1996 Fleet Safety Award for large carriers, awarded by the Truckload Carriers Association.

         Safety records are one of several hiring criteria used by USA Truck, and safe equipment handling techniques are an important part of new driver training. The Company also conducts pre-employment, random and post-accident drug testing in accordance with Department of Transportation ("DOT") regulations.

REVENUE EQUIPMENT AND MAINTENANCE

         The Company's current policy is to replace most tractors within 42 months from the date of purchase, which permits the Company to maintain substantial warranty coverage throughout the period of ownership. USA Truck replaces its tractors and trailers based on various factors, including the used equipment market, prevailing interest rates, technological improvements, fuel efficiency and durability. The following table shows the number of units and age of revenue equipment operated by the Company at December 31, 1997:


                   TRACTORS                         TRAILERS
             -------------------------       -------------------------
                             AVERAGE                          AVERAGE
    MODEL                    MONTHS                            MONTHS
    YEAR     NUMBER        IN SERVICE         NUMBER         IN SERVICE
    -----    ------        ----------         ------         ----------
    1998      306               4              390                4
    1997      284              12              285               13
    1996      124              25              236               24
    1995      234              35              264               35
    1994       59              43              307               47
    1993       --              --              232               60
    1992       --              --              115               68
    1991       --              --               99               82
           ------            ----            -----           ------
   Total    1,007              19            1,928               33
           ======            ====            =====           ======

         At December 31, 1997, USA Truck operated 1,007 conventional sleeper tractors and 1,928 van trailers. To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company buys tractors and trailers manufactured to its specifications. In deciding which equipment to buy, it considers a number of factors, including safety, economy, resale value and driver comfort. All of the Company's tractors are equipped with Detroit Diesel Series 60 engines, air-ride suspension and anti-lock brakes. The Company's equipment is maintained through a strict preventive maintenance program designed to minimize equipment downtime and to enhance trade-in value.

         Beginning with the November 1995 trailer purchases, the Company began converting its trailer fleet from 48-foot long and 102 inches wide trailers to 53-foot long and 102 inches wide trailers. Because of this conversion process, the Company's trailer to tractor ratio was 1.9-to-1 at December 31, 1997 and will probably increase until the conversion process is substantially completed, before returning to its historical 1.7-to-1 ratio. Management believes the 1.7-to-1 ratio is ideal for the Company's operations, in that it promotes efficiency and provides the flexibility needed to serve customer needs. As of December 31, 1997, 811 of the 1,928 trailers in the Company's trailer fleet were 53-foot models. All future purchases of trailers will be 53-foot models. The Company is undertaking this conversion in order to meet its customers' requirements and to continue to provide an efficient balance between trailer capacity and weight and length limitations in the various states and Canada.

         During 1997 the Company financed revenue equipment through its collateralized, $28.5 million revolving credit agreement (the "General Line of Credit" or "Line of Credit"), through conventional financing and lease-purchase arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". All of its revenue equipment is pledged to secure its obligations under such financing arrangements.

REVENUE EQUIPMENT ACQUISITION PROGRAM

         During 1998 and 1999, the Company plans to acquire 460 and 336 new tractors and 210 and 500 new trailers, respectively. This will result in net increases of 172 and 177 tractors and 111 and 266 trailers, respectively. As of February 27, 1998, contracts had been executed for the acquisition of all 460 tractors and 210 trailers to be acquired in 1998 and 336 tractors to be acquired in 1999. Although these contracts fix the price at which the Company may acquire this equipment, the Company has the right in its discretion to decrease or increase the number of tractors or trailers to be purchased during the year at agreed prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

         During 1997, the Company acquired 416 new tractors (a net increase of 146) and 505 new trailers (a net increase of 419). The Company purchased more new tractors and trailers in 1997 than anticipated, in response to current economic conditions and strong demand in the truckload industry.

INSURANCE

The primary risk areas in the motor carrier industry are cargo loss and damage, personal injury, property damage and workers' compensation claims. Management believes that its insurance coverages are sufficient in each of these areas. It is qualified as a workers' compensation self-insurer in the States of Arkansas and Louisiana. The workers' compensation self-insurance is secured by $300,000 in certificates of deposit. In June 1993, the Company received authority to self-insure for cargo loss and damage claims and up to $1.0 million per occurrence for bodily injury and property damage ("BIPD") claims. These self-insurance arrangements are secured by $1.01 million in letters of credit with the Federal Highway Administration. During 1997, the self-insurance retention levels were $1.0 million for BIPD and $500,000 for workers' compensation claims per occurrence. The Company has insurance coverage for cargo loss and damage claims exceeding $100,000 per occurrence and coverage for physical damage to its tractors and trailers with a self insurance level of $10,000 per occurrence. The Company has excess general liability coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss.

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover increases in fuel costs and fuel taxes from customers through increased freight rates, though it was not able to fully offset certain significant increases in fuel costs during 1995 and 1996. There can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

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

ITEM 2.       PROPERTIES

         The Company owns its headquarters in Van Buren, Arkansas, located on 63 acres, of which 23 acres were acquired in 1997. This site has approximately 84,000-square feet of office, training and driver housing space within two structures, a 12,000-square foot maintenance facility and a 2,500-square foot dock. In the second quarter of 1997, the Company completed construction of a new 57,000-square foot corporate headquarters next to its existing headquarters facility in Van Buren, Arkansas. The previously existing 27,000-square foot facility will be refurbished over the next several years to house additional training, maintenance and support services. This facility also contains above-ground fuel tanks with a capacity of 40,000 gallons.

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

         The Company leases, on a month-to-month basis, parking and office facilities in East Peoria and Blue Island, Illinois.

         Management believes that its facilities will be sufficient for its operations at least through 1998.

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

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market under the symbol: USAK. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by The Nasdaq Stock Market for 1997 and 1996.



1997                                                                HIGH        LOW
----                                                             ---------     ------
First Quarter..............................................      $    9.00       7.75
Second Quarter.............................................      $   11.63       9.00
Third Quarter..............................................      $   12.50      10.75
Fourth Quarter.............................................      $   13.88      11.38

1996                                                                HIGH        LOW
----                                                             ---------     ------
First Quarter .............................................      $   13.50      10.75
Second Quarter.............................................      $   13.25      10.50
Third Quarter..............................................      $   10.88       8.75
Fourth Quarter.............................................      $    9.50       8.00


         As of February 27, 1998, there were 315 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Company estimates that there were approximately 2,175 beneficial owners of the Common Stock as of that date.

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


                                                                YEAR ENDED DECEMBER 31
                                               -----------------------------------------------------
                                                   1997      1996       1995      1994      1993
                                               -----------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        STATEMENT OF OPERATIONS DATA:
    Operating revenues........................  $129,507  $ 108,313  $102,400    $ 92,511  $75,875
    Operating expenses and costs:
       Salaries, wages and employee benefits..    53,122     45,122    42,860      38,094   31,346
       Operations and maintenance.............    34,189     31,064    26,909      23,144   19,927
       Operating taxes and licenses...........     2,160      1,964     1,822       1,575    1,374
       Insurance and claims...................     6,773      6,422     5,146       3,632    3,061
       Communications and utilities...........     1,828      1,612     1,285         980    1,012
       Depreciation and amortization..........    13,608     11,839    11,145       9,125    7,472
       Other..................................     3,659      4,038     2,794       2,075    1,661
                                                --------------------------------------------------
                                                 115,339    102,061    91,961      78,625   65,853
                                                --------------------------------------------------
    Operating income..........................    14,168      6,252    10,439      13,886   10,022
    Other (income) expenses:
       Interest expense.......................     1,380        730       799         781      709
       Gain on disposal of assets.............        (2)        (9)       (1)       (118)      (1)
       Other, net.............................      (191)        (4)     (152)        138      (29)
                                                --------------------------------------------------
                                                   1,187        717       646         801      679
                                                --------------------------------------------------
    Income before income taxes................    12,981      5,535     9,793      13,085    9,343

    Income taxes..............................     5,078      2,153     3,756       5,018    3,764
                                                --------------------------------------------------
    Net Income................................  $  7,903  $   3,382  $  6,037    $  8,067  $ 5,579
                                                ==================================================
    Basic:
       Net income per share (1)...............  $   0.84  $    0.36  $   0.62    $   0.84  $  0.58
                                                ==================================================
       Average shares outstanding (1).........     9,356      9,463     9,684       9,651    9,601
                                                --------------------------------------------------
    Diluted:
       Net income per share (1)...............  $   0.83  $    0.35  $   0.60    $   0.81  $  0.57
                                                ==================================================
       Average shares outstanding (1).........     9,485      9,620    10,030       9,904    9,874
                                                --------------------------------------------------

    Cash dividends per share..................        --         --        --          --       --
        BALANCE SHEET DATA (AT END OF YEAR):
    Current assets............................  $ 20,292  $  16,825  $ 16,008    $ 12,516  $11,371
    Current liabilities.......................    20,762     15,193    13,295      10,764    8,627
    Total assets..............................   113,518     86,330    78,980      66,435   54,711
    Long-term debt, less current maturities...    27,057     15,867    13,361       9,427   10,898
    Stockholders' equity......................    52,373     44,424    43,157      38,645   30,478

--------------------

(1) On December 3, 1993, the Company effected a 2 for 1 stock split in the form of a 100% stock dividend on outstanding shares of the Company's Common Stock. All references to share and per share data in this table have been retroactively restated to give effect to the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to operating revenues for the years indicated:


                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------
                                               1997      1996     1995
                                             ---------------------------
Operating revenues ......................     100.0%    100.0%   100.0%
Operating expenses and costs:
    Salaries, wages and employee benefits      41.0      41.7     41.9
    Operations and maintenance ..........      26.4      28.7     26.3
    Operating taxes and licenses ........       1.7       1.8      1.8
    Insurance and claims ................       5.2       5.9      5.0
    Communications and utilities ........       1.4       1.5      1.2
    Depreciation and amortization .......      10.5      10.9     10.9
    Other ...............................       2.9       3.7      2.7
                                             -------------------------
                                               89.1      94.2     89.8
                                             -------------------------
Operating income ........................      10.9       5.8     10.2
Other (income) expenses:
    Interest expense ....................       1.1       0.7      0.8
    Gain on disposal of assets ..........        --        --       --
    Other, net ..........................      (0.2)       --     (0.2)
                                             -------------------------
                                                0.9       0.7      0.6
                                             -------------------------
Income before income taxes ..............      10.0       5.1      9.6
Income taxes ............................       3.9       2.0      3.7
                                             -------------------------
Net income ..............................       6.1%      3.1%     5.9%
                                             =========================

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Operating revenues increased 19.6% to $129.5 million in 1997 from $108.3 million in 1996, resulting from increased business with existing customers and additional business from new customers. Average revenue per mile remained unchanged at $1.11 in both 1997 and 1996. The empty mile factor decreased to 10.05% in 1997 from 10.16% of paid miles in 1996. There was a 14.0% increase in the number of shipments to 114,022 in 1997 from 99,979 in 1996. This volume improvement was made possible by an increase of 16.6% in the average number of tractors operated from 802 in 1996 to 935 in 1997. The net effect of the volume improvement and the Company's continuing fleet expansion was an increase of 2.8% in miles per tractor per week to 2,475 in 1997 from 2,407 in 1996.

         Operating expenses and costs as a percentage of revenues improved to 89.1% in 1997 from 94.2% in 1996. This change resulted primarily from a decrease, on a percentage of revenue basis, in salaries, wages and employee benefits expenses, in operations and maintenance costs, in insurance and claims expenses, in depreciation and amortization expense and in other expenses. Salaries, wages and employee benefits decreased, relative to revenues, primarily from favorable experience in employee health benefits. The percentage decrease, relative to revenues, in operations and maintenance was primarily the result of a decrease of 2.2 cents per gallon in the average cost of fuel in 1997 compared to 1996, and of an increase in fuel efficiency to 6.29 average miles per gallon in 1997 from 6.12 in 1996. The percentage decrease, relative to revenues, in insurance and claims expenses was due to a decrease in the number and severity of accidents in 1997 as compared to last year. The overall net cost of those accidents incurred was reduced by insurance coverage for physical damage to tractors and trailers with a self insurance level of $10,000 per occurrence, effective January 1, 1997. The decrease in depreciation and amortization expense, as a percentage of revenue, reflects the 2.8% increase in utilization as mentioned above. Other expenses decreased, in both dollars and relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the decrease.

         As a result of the foregoing factors, operating income increased 126.6% to $14.2 million, or 10.9% of revenues, in 1997 from $6.3 million, or 5.8% of revenues, in 1996.

         Interest expense increased 89.0% to $1.4 million in 1997 from $730,000 in 1996, resulting primarily from an increase in borrowings to facilitate equipment purchases, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

         Other income, net, increased, both in dollar amount and on a percentage of revenue basis, from $4,000 in 1996 to $191,000 in 1997. This was due to a variety of factors, no single one of which accounted for more than half of the increase.

         As a result of the above, income before income taxes increased 134.5% to $13.0 million, or 10.0% of revenues, in 1997 from $5.5 million, or 5.1% of revenues, in 1996.

         The Company's effective tax rate increased to 39.1% in 1997 from 38.9% in 1996. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

         As a result of the aforementioned factors, net income increased 133.7% to $7.9 million, or 6.1% of revenues, in 1997 from $3.4 million, or 3.1% of revenues, in 1996, a increase of 137.1% in diluted net income per share to $.83 from $.35. The number of shares used in the calculation of diluted net income per share for 1997 and 1996 were 9,484,570 and 9,619,919, respectively.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Operating revenues increased 5.8% to $108.3 million in 1996 from $102.4 million in 1995, resulting from increased business with existing customers and additional business from new customers. Average revenue per mile remained unchanged at $1.11 in both 1996 and 1995. The empty mile factor decreased to 10.16% in 1996 from 10.69% of paid miles in 1995. There was a 9.3% increase in the number of shipments to 99,979 in 1996 from 91,460 in 1995. This volume improvement was made possible by an increase of 4.0% in the average number of tractors operated from 771 in 1995 to 802 in 1996. The net effect of the volume improvement and the Company's continuing fleet expansion was an increase of 1.0% in miles per tractor per week to 2,407 in 1996 from 2,382 in 1995.

         Operating expenses and costs as a percentage of revenues increased to 94.2% in 1996 from 89.8% in 1995. This change resulted primarily from an increase, on a percentage of revenue basis, in operations and maintenance costs, in insurance and claims expenses, in communications and utilities and in other expenses. These increases were partially offset by decreases, on a percentage of revenue basis, in salaries, wages, and employee benefits. The decreases in salaries, wages, and employee benefits were due to the fact that the increase in aggregate driver pay was offset by a decrease in incentives earned by employees due to a decrease in the operational and financial performance of the Company. The percentage increase, relative to revenues, in operations and maintenance was primarily the result of an increase of 12.1 cents per gallon in the average cost of fuel in 1996 year compared to the prior year, partially offset by an increase in fuel efficiency to 6.12 average miles per gallon in 1996 from 6.08 in 1995. The percentage increase, relative to revenues, in insurance and claims expense was due to an increase in the number and severity of accidents in 1996 as compared to prior year. The number and severity of accidents decreased in the second half of the year as driver retention improved from the unusually low levels the Company experienced in the first half of 1996. Communications and utilities increased, on a percentage of revenue basis, due to the aggregate effect of a slight increase in service costs and the expiration of usage incentives that were available in the telecommunications industry in 1995. Other expenses increased, relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the increase. One such factor was an increase of approximately $389,000 in information system programming and processing costs.

         As a result of the foregoing factors, operating income decreased 40.1% to $6.3 million, or 5.8% of revenues, in 1996 from $10.4 million, or 10.2% of revenues, in 1995.

         Interest expense decreased 8.6% to $730,000 in 1996 from $799,000 in 1995, resulting primarily from a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

         Other expenses, net, remained unchanged, on a percentage of revenue basis, between 1996 and 1995. This was due to the fact that the decrease in interest expense was offset by the decrease in interest income and gains on disposal of assets.

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

         As a result of the aforementioned factors, net income decreased 44.0% to $3.4 million, or 3.1% of revenues, in 1996 from $6.0 million, or 5.9% of revenues, in 1995, a decrease of 41.7% in diluted net income per share to $.35 from $.60. The number of shares used in the calculation of diluted net income per share for 1996 and 1995 were 9,619,919 and 10,028,478, respectively.

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

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover increases in fuel costs and fuel taxes from customers through increased freight rates, though it was not able to fully offset certain significant increases in fuel costs during 1995 and 1996. There can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

OPERATIONAL DATA

         The following table sets forth certain operational information for the last three fiscal years:


                                                                 ---------------------------------------


                                                                          YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                 1997            1996            1995
                                                                 ----            ----            ----
Total loads moved during the year.........................        114,022           99,979         91,460
Average number of tractors operated during the year.......            935              802            771
Number of tractors operated at year end...................          1,007              862            782
Number of trailers operated at year end...................          1,928            1,510          1,378
Total tractor miles during the year.......................    133,941,037      113,406,333    107,409,091

LIQUIDITY AND CAPITAL RESOURCES

         The continued growth of the Company's business has required significant investments in new revenue equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings, including borrowings under the General Line of Credit, and capitalized lease obligations. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment. Cash flows from operations were $28.3 million for 1997 and $14.9 million for 1996.

         The Company's General Line of Credit provides for available borrowings of up to $28.5 million, including letters of credit not exceeding $5.0 million. As of December 31, 1997, approximately $16.0 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2000, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.50% at December 31, 1997) fluctuates between the lender's prime rate or prime plus 1/2% or LIBOR, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount. The principal maturity can be accelerated if the borrowing base (based on percentages of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit. See Note 4 to the Financial Statements.

         On November 19, 1997 the Company entered into a lease commitment agreement (the "Equipment TRAC Lease Commitment"), with another financial institution to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment has a commitment term ending on December 31, 1998 and provides for a maximum borrowing amount of $12.6 million. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of December 31, 1997 $12.6 million remained available under the Equipment TRAC Lease Commitment. The interest rate on the capital leases under the Equipment TRAC Lease Commitment fluctuates in relation to the interest rate for 3 1/2-year Treasury Notes as published in The Wall Street Journal and is fixed upon execution of a lease.

         On November 13, 1996 the Company amended its lease commitment agreement (the "TRAC Lease Commitment"), dated January 24, 1996, to extend the term and increase the borrowing limit to an amount equal to the sum of the current outstanding balance plus $10.0 million, resulting in a new lease commitment with a maximum aggregate borrowing amount of $16.0 million. The TRAC Lease Commitment facilitates the leasing of tractors. The commitment term ended on December 31, 1997. Each capital lease has a repayment period of 42 months. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease. As of December 31, 1997, capital leases in the aggregate principal amount of $14.7 million were outstanding under the TRAC Lease Commitment.

         The Company's long-term debt, excluding current portion, increased by 70.5% to $27.1 million at December 31, 1997 from $15.9 million at December 31, 1996. This increase was primarily the result of borrowings under the TRAC Lease Commitment and the General Line of Credit for revenue equipment purchases and the repurchase of common stock of the Company.

         During the years 1998 and 1999, the Company plans to make approximately $68.8 million in capital expenditures. At December 31, 1997, USA Truck was committed to spend $34.7 million of this amount for revenue equipment in 1998, and $31.5 million of this amount is currently budgeted for revenue equipment in 1999. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

         The General Line of Credit, the Equipment TRAC Lease Commitment, equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 1998. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, equipment leases, the General Line of Credit, and the Equipment TRAC Lease Commitment for the foreseeable future.

         In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. As of February 27, 1998, the Company had purchased 440,500 shares pursuant to this authorization at an aggregate purchase price of $4.4 million, including 40,500 shares purchased in 1997 at an aggregate purchase price of $329,000. On May 7, 1997, the Board of Directors authorized the retirement of all shares purchased prior to May 6, 1997, which resulted in the retirement of 185,500 shares of treasury stock that had been purchased at an aggregate cost of $1.6 million. The Company had previously retired 254,000 shares of treasury stock on May 8, 1996. In addition, 672 of the remaining 1,000 repurchased shares have been resold under the Company's Employee Stock Purchase Plan (the "Plan"). The Company may continue to purchase shares in the future for purposes of the Plan, or otherwise if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

YEAR 2000 ISSUES

         The Company believes that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. The Company has reviewed its computer systems, using both internal and external resources, and has made and continues to make certain modifications to address Year 2000 issues. The Company is in the process of communicating with its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which any products purchased from such entities are vulnerable to Year 2000 issues. The Company presently believes that the Year 2000 issues will not require the Company to incur any material cost or pose significant operational problems for the Company directly or as a result of any Year 2000 issue of suppliers or customers.

NEW ACCOUNTING PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128). The standard replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods in this Annual Report have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
130). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the financial statements. The Company's comprehensive income items are not material; accordingly, the effect of adopting this statement will not be material when it becomes effective for fiscal 1998.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements and information that are based on management's belief as well as assumptions made by, and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company's control and that may have a direct bearing on operating results are increases in diesel prices, adverse weather conditions or driver turnover and the impact of increased rate competition or competition for qualified drivers. The Company's results may also be significantly affected by fluctuations in general economic conditions, as the Company's utilization rates are directly related to business levels of shippers in a variety of industries. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or accident claims.

ITEM   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page

Report of Independent Auditors .........................................................................     16

Balance Sheets as of December 31, 1997 and 1996.........................................................     17

Statements of Income for the years ended December 31, 1997, 1996 and 1995...............................     18

Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.................     19

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995...........................     20

Notes to Financial Statements...........................................................................     21

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
USA Truck, Inc.

We have audited the accompanying balance sheets of USA Truck, Inc. as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                  ERNST & YOUNG  LLP




Little Rock, Arkansas
January 20, 1998

                                 USA TRUCK, INC.


                                 BALANCE SHEETS

                                                                       December 31,
                                                            ------------------------------
                                                                 1997              1996
                                                            ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ............................   $   3,667,311    $   1,486,946
   Receivables (Note 4):
     Trade, less allowance for doubtful accounts of
       $170,250 in 1997 and $113,000 in 1996 ............      12,613,314       10,972,451
     Other ..............................................         282,407        1,766,443
   Inventories ..........................................         291,691          176,759
   Deferred income taxes (Note 6) .......................       1,956,115          933,091
   Prepaid expenses and other current assets (Note 2) ...       1,481,317        1,489,555
                                                            ------------------------------
Total current assets ....................................      20,292,155       16,825,245
Property and equipment (Notes 4 and 5):
   Land and structures ..................................      14,052,722       13,096,686
Revenue equipment .......................................      96,571,178       79,086,248
   Service, office and other equipment ..................       9,872,201        2,675,028
                                                            ------------------------------
                                                              120,496,101       94,857,962
   Accumulated depreciation and amortization ............     (30,314,193)     (28,089,739)
                                                            ------------------------------
                                                               90,181,908       66,768,223
Security deposits (Note 4) ..............................       1,745,478        1,745,478
Other assets ............................................       1,298,629          990,901
                                                            ------------------------------
Total assets ............................................   $ 113,518,170    $  86,329,847
                                                            ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Bank drafts payable ..................................   $     371,730    $     606,371
Trade accounts payable ..................................       3,125,666        1,378,551
   Accrued expenses (Note 3) ............................      10,978,135        7,190,198
   Current maturities of long-term debt (Notes 4 and 5) .       6,285,986        6,018,289
                                                            ------------------------------
Total current liabilities ...............................      20,761,517       15,193,409

Long-term debt, less current maturities (Notes 4 and 5) .      27,056,954       15,867,365
Deferred income taxes (Note 6) ..........................      11,641,824        9,568,464
Insurance and claims accruals ...........................       1,684,614        1,276,614
Commitments and contingencies (Notes 4, 5 and 11)

Stockholders' equity (Notes 4 and 9):
   Preferred Stock, $.01 par value; 1,000,000 shares
     authorized; none issued ............................            --               --
   Common Stock, $.01 par value; 16,000,000 shares
     authorized; issued 9,374,868 shares in 1997
     and 9,499,636 shares in 1996 .......................          93,749           94,996
   Additional paid-in capital ...........................      12,577,336       13,837,785
   Retained earnings ....................................      39,702,176       31,798,704
   Less treasury stock, at cost (145,000 shares in 1996)             --         (1,307,490)
                                                            ------------------------------
Total stockholders' equity ..............................      52,373,261       44,423,995
                                                            ------------------------------
Total liabilities and stockholders' equity ..............   $ 113,518,170    $  86,329,847
                                                            ==============================

See accompanying notes.

                                 USA TRUCK, INC.


                              STATEMENTS OF INCOME


                                                                Year Ended December 31,
                                                    -----------------------------------------------
                                                         1997             1996              1995
                                                    -----------------------------------------------
Operating revenues ..............................   $ 129,507,242    $ 108,312,633    $ 102,400,353

Operating expenses and costs:
   Salaries, wages and employee benefits (Note 7)      53,122,136       45,122,323       42,859,567
   Operations and maintenance ...................      34,188,558       31,064,185       26,908,540
   Operating taxes and licenses .................       2,160,408        1,963,888        1,822,295
   Insurance and claims .........................       6,773,001        6,422,064        5,146,409
   Communications and utilities .................       1,827,608        1,612,030        1,284,957
   Depreciation and amortization ................      13,607,835       11,839,187       11,144,969
   Other ........................................       3,658,992        4,037,196        2,794,443
                                                    -----------------------------------------------
                                                      115,338,538      102,060,873       91,961,180
                                                    -----------------------------------------------
Operating income ................................      14,168,704        6,251,760       10,439,173

Other (income) expenses:
   Interest expense .............................       1,379,481          729,885          798,633
   Gain on disposal of assets ...................          (1,731)          (9,770)            (933)
   Other, net ...................................        (190,641)          (3,835)        (151,566)
                                                    -----------------------------------------------
                                                        1,187,109          716,280          646,134
                                                    -----------------------------------------------
Income before income taxes ......................      12,981,595        5,535,480        9,793,039


Income taxes (Note 6):
   Current ......................................       4,027,787        1,219,993        2,518,831
   Deferred .....................................       1,050,336          933,309        1,236,800
                                                    -----------------------------------------------
                                                        5,078,123        2,153,302        3,755,631
                                                    -----------------------------------------------
Net income ......................................   $   7,903,472    $   3,382,178    $   6,037,408
                                                    ===============================================
Net income per share (Notes 8 and 9):
   Basic earnings per share .....................   $         .84    $         .36    $         .62
                                                    ===============================================
   Diluted earnings per share ...................   $         .83    $         .35    $         .60
                                                    ===============================================


See accompanying notes.

                                 USA TRUCK, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        ADDITIONAL
                                          COMMON         PAID-IN         RETAINED       TREASURY
                                           STOCK         CAPITAL         EARNINGS         STOCK            TOTAL
                                      ---------------------------------------------------------------------------

Balance at January 1, 1995 ........   $     96,904    $ 16,168,854    $ 22,379,118   $       --      $ 38,644,876
    Exercise of stock options
      (Note 9) ....................            243         151,507            --             --           151,750
    Purchases of 152,000 shares of
      Common Stock into treasury ..           --              --              --       (1,677,313)     (1,677,313)
    Net income for 1995 ...........           --              --         6,037,408           --         6,037,408
                                      ---------------------------------------------------------------------------
Balance at December 31, 1995 ......         97,147      16,320,361      28,416,526     (1,677,313)     43,156,721
    Exercise of stock options, net
      (Note 9) ....................            389         271,725            --             --           272,114
    Tax benefit of stock options
      (Note 6) ....................           --            35,856            --             --            35,856
    Purchases of 247,000 shares of
      Common Stock into treasury ..           --              --              --       (2,422,874)     (2,422,874)
    Retirement of 254,000 shares of
      treasury stock ..............         (2,540)     (2,790,157)           --        2,792,697            --
    Net income for 1996 ...........           --              --         3,382,178           --         3,382,178
                                      ---------------------------------------------------------------------------
Balance at December 31, 1996 ......         94,996      13,837,785      31,798,704     (1,307,490)     44,423,995
    Exercise of stock options, net
      (Note 9) ....................            608         374,439            --             --           375,047
    Purchases of 40,500 shares of
      Common Stock into treasury ..           --              --              --         (329,253)       (329,253)
    Retirement of 185,500 shares of
      treasury stock ..............         (1,855)     (1,634,888)           --        1,636,743            --
    Net income for 1997 ...........           --              --         7,903,472           --         7,903,472
                                      ---------------------------------------------------------------------------
Balance at December 31, 1997 ......   $     93,749    $ 12,577,336    $ 39,702,176   $       --      $ 52,373,261
                                      ===========================================================================


See accompanying notes.

                                 USA TRUCK, INC.


                            STATEMENTS OF CASH FLOWS


                                                                     Year Ended December 31,
                                                         --------------------------------------------
                                                             1997             1996              1995
                                                         --------------------------------------------
OPERATING ACTIVITIES
Net income ...........................................   $  7,903,472    $  3,382,178    $  6,037,408
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ...................     13,607,835      11,839,187      11,144,969
     Provision for doubtful accounts .................         30,000         148,713          12,572
Deferred income taxes ................................      1,050,336         933,309       1,236,800
     Gain on disposal of assets ......................         (1,731)         (9,770)           (933)
     Gain on sale of investments .....................           --              --           (39,441)
     Changes in operating assets and liabilities:
       Receivables ...................................       (186,827)       (964,109)     (2,309,946)
       Inventories, prepaid expenses and other
         current assets ..............................       (106,694)         11,043        (247,920)
       Bank drafts payable, trade accounts payable and
         accrued expenses ............................      5,568,536      (1,031,939)      1,971,130
       Insurance and claims accruals - long-term .....        408,000         562,077         114,537
                                                         --------------------------------------------
Net cash provided by operating activities ............     28,272,927      14,870,689      17,919,176

INVESTING ACTIVITIES
Purchases of property and equipment ..................    (32,777,855)    (16,996,876)    (18,656,581)
Purchases of investments .............................           --              --        (2,397,997)
Proceeds from sale of equipment ......................      8,174,217       4,894,329       4,480,733
Proceeds from sale of investments ....................           --              --         2,437,438
Increase in other assets .............................       (307,728)       (117,777)       (168,683)
                                                         --------------------------------------------

Net cash used by investing activities ................    (24,911,366)    (12,220,324)    (14,305,090)


FINANCING ACTIVITIES
Borrowings under long-term debt ......................     29,553,208      14,280,000       9,000,000
Proceeds from the exercise of stock options ..........        375,047         272,114         151,750
Payments to repurchase common stock ..................       (597,379)     (2,154,749)     (1,677,313)
Principal payments on long-term debt .................    (23,828,208)    (11,880,000)     (5,750,000)
Principal payments on capitalized lease obligations ..     (6,683,864)     (3,337,176)     (2,862,728)
Security deposits on capitalized lease obligations ...           --              --        (1,745,478)
                                                         --------------------------------------------
Net cash used by financing activities ................     (1,181,196)     (2,819,811)     (2,883,769)
                                                         --------------------------------------------
Increase (Decrease) in cash and cash equivalents .....      2,180,365        (169,446)        730,317
Cash and cash equivalents:
   Beginning of year .................................      1,486,946       1,656,392         926,075
                                                         --------------------------------------------
   End of year .......................................   $  3,667,311    $  1,486,946    $  1,656,392
                                                         ============================================


See accompanying notes.

                                 USA TRUCK, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

USA Truck, Inc. (the "Company"), operates as a truckload motor carrier with operating authority to provide service throughout the continental United States and parts of Canada and Mexico.

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

One customer represented approximately 11% and 10% of net trade receivables as of December 31, 1997 and 1996, respectively. A different customer represented 13% of revenues for the year ended December 31, 1997.

INVENTORIES

Inventories consist primarily of tires, fuel and supplies and are stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method using the following estimated useful lives: structures - 5 to 39.5 years; revenue equipment - 3 to 7 years; and service, office and other equipment - 3 to 20 years. Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

                                 USA TRUCK, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CLAIMS LIABILITIES

The Company is self-insured up to certain limits for bodily injury, property damage, workers' compensation, and cargo loss and damage claims. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. In 1997 the Company was self-insured up to $1,000,000 per occurrence for bodily injury, property damage and $500,000 for workers' compensation claims, and up to $100,000 per occurrence for cargo loss and damage claims. These self-insurance arrangements are secured by $1,010,000 in letters of credit.

The workers' compensation self-insurance is secured by $300,000 in certificates of deposit maturing during 1998. The certificates of deposit are included in other assets on the balance sheet as of December 31, 1997 and 1996.

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

EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by common stock equivalents attributable to dilutive options.

COMPENSATION TO EMPLOYEES

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128). The standard replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

                                 USA TRUCK, INC.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the financial statements. The Company's comprehensive income items are not material; accordingly, the effect of adopting this statement will not be material when it becomes effective for fiscal 1998.

2.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                                                December 31,
                                                                      ------------------------------
                                                                            1997              1996
                                                                      ------------------------------
Prepaid licenses and taxes........................................    $     345,114    $     432,239
Prepaid insurance.................................................          958,824          865,087
Other.............................................................          177,379          192,229
                                                                      ------------------------------
                                                                      $   1,481,317    $   1,489,555
                                                                      ==============================

3.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                 December 31,
                                                                      ------------------------------
                                                                            1997             1996
                                                                      ------------------------------
Salaries, wages, bonuses and employee benefits....................    $   4,451,409    $   3,001,152
Insurance and claims accruals.....................................        4,334,109        2,799,864
Other.............................................................        2,192,617        1,389,182
                                                                      ------------------------------
                                                                      $  10,978,135    $   7,190,198
                                                                      ==============================

 4.  LONG-TERM DEBT

 Long-term debt consists of the following:

                                                                               December 31,
                                                                      ------------------------------
                                                                            1997              1996
                                                                      ------------------------------

Revolving credit agreement (1)....................................    $  11,375,000    $   5,650,000
Capitalized lease obligations (2).................................       21,967,940       16,235,654
                                                                         33,342,940       21,885,654
Less current maturities...........................................       (6,285,986)      (6,018,289)
                                                                      ------------------------------
                                                                      $  27,056,954    $  15,867,365
                                                                      ==============================

                                 USA TRUCK, INC.

4.   LONG-TERM DEBT (CONTINUED)

(1) The Company's revolving credit agreement (the "Line of Credit") provides for available borrowings of $28,500,000, including letters of credit not exceeding $5,000,000. The Line of Credit matures on April 30, 2000, prior to which time, subject to certain conditions, the remaining balance may be converted at any time at the Company's option to a term loan requiring forty-eight equal monthly principal payments plus interest. The Company has outstanding letters of credit of approximately $1,110,000 at December 31, 1997. The credit facility bears variable interest (8.50% at December 31, 1997) based on the lenders prime rate, prime plus 1/2% or LIBOR. A quarterly commitment fee of 1/4% per annum is payable on the unused credit line. The Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment.

              The Line of Credit requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $33,500,000 at December 31, 1997. The Company was in compliance with these covenants at December 31, 1997. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Line of Credit approximates its fair value since the interest rate is variable.

(2) The leases extend through January, 2002 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.6% to 7.9% at December 31, 1997. The lease agreements require the Company to pay property taxes, maintenance and operating expenses. In 1995 the Company made security deposits of $1,745,478 relating to certain of these leases.

The Company made interest payments of approximately $1,454,000, $793,000 and $837,000 during 1997, 1996 and 1995, respectively. The Company capitalized $86,600 and $85,800 in interest as a result of construction of its new corporate office building during 1997 and 1996, respectively.

5.  LEASES AND COMMITMENTS

Capital lease obligations of $12,416,151, $6,141,601 and $4,107,008 were incurred during the years ended December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997 the future minimum payments under capitalized leases with initial terms of one year or more were $7,207,075 for 1998, $5,829,344 for 1999, $5,710,015 for 2000, $5,306,635 for 2001 and $13,280 in 2002. The present value of net minimum lease payments was $21,967,940 which includes the current portion of the capital leases of $6,285,986 and excludes amounts representing interest of $2,085,129.

At December 31, 1997 property and equipment included capitalized leases which had capitalized costs of $27,246,295, accumulated amortization of $6,075,925 and a net book value of $21,170,370. At December 31, 1996 property and equipment included capitalized leases which had capitalized costs of $22,278,560, accumulated amortization of $6,856,908 and a net book value of $15,421,652. Amortization of leased assets is included in depreciation and amortization expense.

Commitments to purchase revenue equipment, which are cancelable by the Company if certain conditions are met, aggregated approximately $36 million at December 31, 1997.

                                 USA TRUCK, INC.

6.  FEDERAL AND STATE INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:


                                                          December 31,
                                                ----------------------------
                                                     1997             1996
                                                ----------------------------
Noncurrent deferred tax liabilities:
   Tax over book depreciation ...............   $ 11,623,611    $  9,624,818
Capitalized Leases ..........................         18,213              --
Total noncurrent deferred tax liabilities ...     11,641,824       9,624,818
Noncurrent deferred tax assets:
   Capitalized leases .......................             --         (56,354)
                                                ----------------------------
Net noncurrent deferred tax liabilities .....   $ 11,641,824    $  9,568,464
                                                ============================
Current deferred tax assets:
   Revenue recognition ......................   $    (86,131)   $    (85,007)
   Accrued expenses not deductible until paid     (2,296,296)     (1,367,699)
   Allowance for doubtful accounts ..........        (62,450)        (41,947)
                                                ----------------------------
Total current deferred tax assets ...........     (2,444,877)     (1,494,653)
Current deferred tax liabilities:
   Prepaid expenses deductible when paid ....        488,762         561,562
                                                ----------------------------
Net current deferred tax assets .............   $ (1,956,115)   $   (933,091)
                                                ============================




Significant components of the provision for income taxes are as follows:


                                                                                             Year Ended December 31,
                                                                                       ------------------------------------
                                                                                          1997         1996         1995
                                                                                       ------------------------------------
Current
Federal ............................................................................   $3,491,181   $1,009,834   $2,163,006
State ..............................................................................      536,606      210,159      355,825
                                                                                       ------------------------------------
Total current ......................................................................    4,027,787    1,219,993    2,518,831

Deferred
Federal ............................................................................      862,092      830,388    1,045,583
State ..............................................................................      188,244      102,921      191,217
                                                                                       ------------------------------------
Total deferred .....................................................................    1,050,336      933,309    1,236,800
                                                                                       ------------------------------------
Total income tax expense ...........................................................   $5,078,123   $2,153,302   $3,755,631
                                                                                       ====================================

During 1997, 1996 and 1995, the Company made income tax payments of approximately $3,644,000, $1,255,000, and $2,490,000, respectively.

                                 USA TRUCK, INC.

6.   FEDERAL AND STATE INCOME TAXES (CONTINUED)

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:


                                                      Year Ended December 31,
                                           -------------------------------------------
                                                1997           1996            1995
                                           -------------------------------------------
Income tax at 34% statutory federal rate   $ 4,413,742     $ 1,882,063     $ 3,329,633
Federal income tax effects of:
   State income taxes ..................      (246,449)       (106,447)       (185,994)
   Nondeductible expenses ..............        (3,582)         47,566          39,828
   Other ...............................       189,562          17,040          25,122
                                           -------------------------------------------
Federal income taxes ...................     4,353,273       1,840,222       3,208,589
State income taxes .....................       724,850         313,080         547,042
                                           -------------------------------------------
Total income tax expense ...............   $ 5,078,123     $ 2,153,302     $ 3,755,631
                                           ===========================================
Effective tax rate .....................          39.1%           38.9%           38.4%
                                           ===========================================


7.   EMPLOYEE BENEFIT PLANS

The Company sponsors the USA Truck, Inc. Employees' Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code, that covers substantially all employees. Employees can contribute up to 15% of their compensation, with the Company matching 50% of the first 4% of compensation contributed by each employee. Company matching contributions were approximately $558,000, $491,000 and $485,000 for 1997, 1996 and 1995, respectively.

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                    Year Ended December 31,
                                            ---------------------------------------
                                             1997              1996             1995
                                            ---------------------------------------
Numerator:
   Net Income ...........................   $ 7,903,472   $ 3,382,178   $ 6,037,408

Denominator:
   Denominator for basic earnings per
     share - weighted average shares ....     9,355,671     9,462,717     9,684,474

   Effect of dilutive securities:
     Employee stock options .............       128,899       157,202       344,004
                                            ---------------------------------------
     Denominator for diluted earnings per
       share - adjusted weighted  average
       shares and assumed conversions ...     9,484,570     9,619,919    10,028,478
                                            =======================================
Basic earnings per share ................   $       .84   $       .36   $       .62
                                            =======================================
Diluted earnings per share ..............   $       .83   $       .35   $       .60
                                            =======================================


                                 USA TRUCK, INC.

9.   COMMON STOCK TRANSACTIONS

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

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:


                                  1997                            1996                              1995
                         -----------------------------   -----------------------------    ---------------------------------
                                       WEIGHTED-AVERAGE                 Weighted-Average                 Weighted-Average
                           OPTIONS      EXERCISE PRICE      Options      Exercise price      Options      Exercise Price
                         --------------------------------------------------------------------------------------------------
Outstanding beginning
  of year                    425,320         $   6.87         533,520         $   6.61         676,400        $   6.78
Granted                        9,600             9.73          62,400            10.67              --              --
Exercised                    (63,320)            6.25         (41,400)            7.05         (24,280)           6.25
Canceled                     (15,200)           10.50        (129,200)            7.57        (118,600)           7.67
                           -----------------------------------------------------------------------------------------------
Outstanding-end of year      356,400         $   6.90         425,320         $   6.87         533,520        $   6.61
                           ===============================================================================================
Exercisable at end of year    142,200        $   6.25         134,120         $   6.25         102,320        $   6.58

Exercise prices for options outstanding as of December 31, 1997 ranged from $6.25 to $13.00 The weighted-average fair value of options granted during 1997 and 1996 were $4.46 and $3.86, respectively. The weighted-average remaining contractual life of these options is 4.52 years.

In 1997, 1996 and 1995, 60,007, 38,210 and 24,280 options, respectively, were exercised for cash. In 1997 and 1996 additional options of 3,313 and 3,190 respectively, were exercised by the exchange of 2,588 and 2,492 shares of stock respectively, (with a market value equal to the exercise price of the options). The exchanged shares were then canceled.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS 123, the Company's pro forma net income would have been $7,852,172 and $3,346,948 and pro forma earnings per share would have been $.83 and $.35. There were no options granted in 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1997: dividend yield of 0%; expected volatility of 0.535%; risk-free interest rates range from 5.45% to 6.17% and expected lives range from 3 to 5 years. The following weighted-average assumptions were used for grants in 1996: dividend yield of 0%; expected volatility of 0.884%; risk-free interest rates range from 5.24% to 6.65% and expected lives range from 3 to 6 years.

                                 USA TRUCK, INC.

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 1997 and 1996:



                                                                            1997
                                                                     THREE MONTHS ENDED
                                                 -----------------------------------------------------
                                                  MARCH 31,      JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                 -----------------------------------------------------
Operating revenues ...........................   $30,660,109   $32,079,177   $32,890,769   $33,877,187
Operating expenses and costs .................    28,338,729    28,576,075    28,896,813    29,526,921
                                                 -----------------------------------------------------
Operating income .............................     2,321,380     3,503,102     3,993,956     4,350,266
Other expenses, net ..........................       223,831       352,545       226,668       384,065
                                                 -----------------------------------------------------
Income before income taxes ...................     2,097,549     3,150,557     3,767,288     3,966,201
Income taxes .................................       815,947     1,225,567     1,465,475     1,571,134
                                                 -----------------------------------------------------
Net income ...................................   $ 1,281,602   $ 1,924,990   $ 2,301,813   $ 2,395,067
                                                 =====================================================
Average shares outstanding (basic) ...........     9,338,825     9,408,270     9,358,868     9,359,216
                                                 =====================================================
Basic earnings per share .....................   $       .14   $       .20   $       .25   $       .26
                                                 =====================================================

Average shares outstanding (diluted) .........     9,415,695     9,528,750     9,508,090     9,522,347
                                                 =====================================================
Diluted earnings per share ...................   $       .14   $       .20   $       .24   $       .25
                                                 =====================================================


                                                                           1996
                                                                    Three Months Ended
                                                 -----------------------------------------------------
                                                  March 31,      June 30,   September 30, December 31,
                                                 -----------------------------------------------------
Operating revenues ...........................   $25,914,003   $26,751,038   $27,292,778   $28,354,814
Operating expenses and costs .................    24,443,739    25,292,272    25,326,484    26,998,378
                                                 -----------------------------------------------------
Operating income .............................     1,470,264     1,458,766     1,966,294     1,356,436
Other expenses, net ..........................       228,906       196,589       140,550       150,235
                                                 -----------------------------------------------------
Income before income taxes ...................     1,241,358     1,262,177     1,825,744     1,206,201
Income taxes .................................       483,110       494,031       710,214       465,947
                                                 -----------------------------------------------------
Net income ...................................   $   758,248   $   768,146   $ 1,115,530   $   740,254
                                                 =====================================================
shares outstanding (basic) ...................     9,496,716     9,551,331     9,456,387     9,408,930
                                                 =====================================================
Basic earnings per share .....................   $       .08   $       .08   $       .12   $       .08
                                                 =====================================================

Average shares outstanding (diluted) .........     9,716,547     9,724,668     9,593,760     9,505,590
                                                 =====================================================
Diluted earnings per share ...................   $       .08   $       .08   $       .12   $       .08
                                                 =====================================================

11.  LITIGATION

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


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Compliance" in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The sections entitled "Outstanding Stock and Voting Rights" and "Election of Directors" in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, set forth certain information with respect to the ownership of the Company's voting securities and are incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

   (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

   1.  Financial statements.

   The following financial statements of the Company are included in Part II,
Item 8 of this report:

                                                                                                          PAGE
                                                                                                          ----
     Balance Sheets as of December 31, 1997 and 1996.................................................      17
     Statements of Income for the years ended December 31, 1997, 1996 and 1995.......................      18
     Statements of Stockholders' Equity for years ended December 31, 1997, 1996 and 1995.............      19
     Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995...................      20
     Notes to Financial Statements...................................................................      21


   2. The following financial statement schedule of the Company is included in
Item 14(d):

     Schedule II  - Valuation and Qualifying Accounts................................................      33

     Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

   3. Listing of exhibits.


             Exhibit No.            Exhibit
             -----------            -------
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


                 4.4                Fifth Amendment to Fourth Amended and Restated  Revolving Credit Agreement
                                    dated  December  30,  1996,  between  the  Company  and  Deposit  Guaranty
                                    National Bank, as Lender  (incorporated by reference to Exhibit 4.5 to the
                                    Company's  annual  report on Form  10-K for the year  ended  December  31,
                                    1996).

                 4.5 *              Sixth Amendment to Fourth Amended and Restated  Revolving Credit Agreement
                                    dated  December  30,  1997,  between  the  Company  and  Deposit  Guaranty
                                    National Bank, as Lender.

                 4.6 *              Sixth  Amendment  to Fourth  Amended and  Restated  Revolving  Note of the
                                    Company  dated  December  30,  1997,  in the maximum  principal  amount of
                                    $28,500,000  payable  to  Deposit  Guaranty  National  Bank,  executed  in connection with the credit facility filed as Exhibit 4.5.

                 4.7                TRAC Lease  Commitment  Agreement  dated  January  24,  1996,  between the
                                    Company  and  Fleet  Credit  Corporation,  as  Lender.   (incorporated  by
                                    reference to Exhibit 4.9 to the  Company's  annual report on Form 10-K for the year ended December 31, 1995).

                 4.8                * First Amendment  to TRAC  Lease Commitment  Agreement  dated November 13,
                                    1996, between the Company and Fleet Credit Corporation, as Lender.

                 4.9 *              Equipment  TRAC Lease  Commitment  Agreement  dated  November 12, 1997 and accepted  November  19,  1997,  between  the  Company and Banc One Leasing
                                    Corporation, as Lender.

                 4.10               Instruments with  respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments  to the Securities  and Exchange  Commission upon request.

                10.1                Employee  Stock Option Plan of the Company  (incorporated  by reference to
                                    Exhibit 10.6 to the Form S-1).

                10.2                Nonqualified  Stock Option Plan for  Nonemployee  Directors of the Company
                                    (incorporated  by reference  to Exhibit  10.7 to the Form S-1)  terminated in January 1997, except with respect to outstanding options.

                10.3                Description  of Incentive Compensation  Plan for executive officers of the
                                    Company (incorporated by reference to Exhibit 10.8  to the Form S-1).

                10.4                1997  Nonqualified  Stock  Option  Plan for  Nonemployee  Directors of the
                                    Company  (incorporated  by  reference  to  Exhibit 99.1  to  the Company's
                                    Registration  Statement on  Form S-8,  Registration  No. 333-20721,  filed with the Securities and Exchange Commission on January 30, 1997).

                21                  The Company has no subsidiaries.

                23 *                Consent of Ernst & Young LLP, Independent Auditors.

                27.1 *              1997 Financial Data Schedule

                27.2 *              Restated 1996 Financial Data Schedule

                  *                 Filed herewith.

Management Compensatory Plans:

   -Employee Stock Option Plan (Exhibit 10.1)
   -Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.2) -Incentive Compensation Plan (Exhibit 10.3)
   -1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.4)

(b) REPORTS ON FORM 8-K:

   No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report.

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                                   ITEM 14 (d)

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 USA TRUCK, INC.



             COLUMN A                                               COLUMN B       COLUMN C       COLUMN D        COLUMN E
                                                                 ------------------------------------------------------------
                                                                                     (1)
                                                                   BALANCE AT      CHARGED                         BALANCE
                                                                    BEGINNING       TO COST      DEDUCTIONS          END
            DESCRIPTION                                            OF PERIOD     AND EXPENSES       -OTHER         OF PERIOD
                                                                 ------------------------------------------------------------
Year ended December 31, 1997:
   Deducted from asset accounts:
     Allowance for doubtful accounts............                 $   113,000     $   30,000     $   27,250  (a)    $  170,250
                                                                 ============================================================
Year ended December 31, 1996: Deducted from asset accounts:
     Allowance for doubtful accounts............                 $   104,000     $  148,713     $ (139,713) (a)    $  113,000
                                                                 ============================================================

Year ended December 31, 1995: Deducted from asset accounts:
     Allowance for doubtful accounts............                 $    95,500     $   12,572     $   (4,072) (a)    $  104,000
                                                                 ============================================================


 (a) Uncollectible accounts written off, net recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA TRUCK, INC.
(Registrant)


By:    /s/  ROBERT M. POWELL                 By:  /s/  JERRY D. ORLER
   -----------------------------------          --------------------------------
       Robert  M. Powell                         Jerry D. Orler
       President and Chief Executive             Vice President - Finance, Chief
       Officer                                   Financial Officer and Secretary


Date:  March 26, 1998                        Date:  March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                  Title                                  Date
       ----------                                 -----                                  ----

/s/  ROBERT M. POWELL              President, Chief Executive Officer                March 26, 1998
-------------------------------                and Director
   Robert M. Powell


/s/  JERRY D. ORLER                   Vice President - Finance,                      March 26, 1998
-------------------------------    Chief Financial Officer, Secretary
    Jerry D. Orler                            and Director



/s/  J.B. SPEED                                  Director                            March 26, 1998
-------------------------------
    James B. Speed


/s/  GEORGE R. JACOBS                            Director                            March 26, 1998
-------------------------------
   George R. Jacobs


/s/  JIM L. HANNA                                Director                            March 26, 1998
-------------------------------
     Jim L. Hanna


/s/  ROLAND S. BOREHAM                           Director                            March 26, 1998
-------------------------------
  Roland S. Boreham, Jr.

                                INDEX TO EXHIBITS

   EXHIBIT                                                                                  SEQUENTIALLY
   NUMBER                                    EXHIBIT                                        NUMBERED PAGE
   --------                                  -------                                        -------------
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

      4.4             Fifth Amendment to Fourth Amended and Restated Revolving
                      Credit Agreement dated December 30, 1996, between the
                      Company and Deposit Guaranty National Bank, as Lender
                      (incorporated by reference to Exhibit 4.5 to the Company's annual report on Form 10-K for the year ended December 31,
                      1996).

      4.5 *           Sixth  Amendment to Fourth Amended and Restated  Revolving  Credit
                      Agreement  dated  December  30,  1997,  between  the  Company  and
                      Deposit Guaranty National Bank, as Lender.

      4.6 *           Sixth  Amendment to Fourth Amended and Restated  Revolving Note of
                      the Company  dated  December  30, 1997,  in the maximum  principal
                      amount  of  $28,500,000   payable  to  Deposit  Guaranty  National
                      Bank,  executed in connection  with the credit  facility  filed as
                      Exhibit 4.5.

      4.7 TRAC Lease Commitment Agreement dated January 24, 1996, between the Company and Fleet Credit Corporation, as Lender. (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended
                      December 31, 1995).




      4.8 *           First   Amendment  to  TRAC  Lease   Commitment   Agreement  dated
                      November   13,   1996,   between  the  Company  and  Fleet  Credit
                      Corporation, as Lender.

      4.9 *           Equipment  TRAC Lease  Commitment  Agreement  dated  November  12,
                      1997 and  accepted  November  19,  1997,  between  the Company and
                      Banc One Leasing Corporation, as Lender.

      4.10            Instruments with respect to long-term debt not exceeding
                      10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     10.1 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.6 to the Form S-1).

     10.2 Nonqualified Stock Option Plan for Nonemployee Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1) terminated in January 1997, except with respect to outstanding options.

     10.3             Description   of  Incentive   Compensation   Plan  for   executive
                      officers  of the Company  (incorporated  by  reference  to Exhibit
                      10.8 to the Form S-1).

     10.4             1997 Nonqualified Stock Option Plan for Nonemployee
                      Directors of the Company (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on
                      Form S-8, Registration No. 333-20721, filed with the
                      Securities and Exchange Commission on January 30, 1997).

     21               The Company has no subsidiaries.

     23 *             Consent of Ernst & Young LLP, Independent Auditors.

     27.1 *           1997 Financial Data Schedule

     27.2 *           Restated 1996 Financial Data Schedule

------------------------------
     *    Filed herewith.