Form 10-Q
period 1998-03-31
USA TRUCK INC
filed 1998-04-30
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

 [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to                       .
                             ------------------------ ------------------------

                         Commission file number 0-19858

                                USA TRUCK, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                       71-0556971
-------------------------------                -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    3108 INDUSTRIAL PARK ROAD
       VAN BUREN, ARKANSAS                                   72956
   -------------------------------                -----------------------------
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

     9,419,001 shares of common stock, $.01 par value, were outstanding on April 27, 1998.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                                     Page

             Condensed Balance Sheets -- March 31, 1998 and December 31, 1997                   3

             Condensed Statements of Income and Comprehensive Income -- Three
             months ended March 31, 1998 and 1997                                               4

             Condensed Statements of Cash Flows -- Three months ended March 31,
             1998 and 1997                                                                      5

             Notes to Condensed Financial Statements -- March 31, 1998                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                          7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                                     13

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                 USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS

                                                                       March 31,       December 31,
                                                                         1998               1997
                                                                     -------------     -------------
                                                                      (unaudited)           (note)

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $   2,802,424     $   3,667,311
     Accounts receivable:
          Trade, less allowance for doubtful accounts
          (1998 - $177,749; 1997 - $170,250)                            13,363,466        12,613,314
          Other                                                            843,689           282,407
     Inventories                                                           330,920           291,691
     Deferred income taxes                                               2,071,377         1,956,115
     Prepaid expenses and other current assets                           1,461,593         1,481,317
                                                                     -------------     -------------
          Total current assets                                          20,873,469        20,292,155

PROPERTY AND EQUIPMENT                                                 123,584,314       120,496,101
ACCUMULATED DEPRECIATION AND AMORTIZATION                              (29,862,509)      (30,314,193)
                                                                     -------------     -------------
                                                                        93,721,805        90,181,908
SECURITY DEPOSITS                                                        1,745,478         1,745,478
OTHER ASSETS                                                             1,298,629         1,298,629
                                                                     -------------     -------------
          Total assets                                               $ 117,639,381     $ 113,518,170
                                                                     =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank drafts payable                                             $     783,720     $     371,730
     Trade accounts payable                                              1,871,266         3,125,666
     Accrued expenses                                                   11,231,312        10,978,135
     Current maturities of long-term debt                                5,441,347         6,285,986
                                                                     -------------     -------------
          Total current liabilities                                     19,327,645        20,761,517

LONG TERM DEBT, LESS CURRENT MATURITIES                                 29,197,672        27,056,954
DEFERRED INCOME TAXES                                                   12,349,143        11,641,824
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                                  1,786,614         1,684,614

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share;
          1,000,000 shares authorized; none issued                            --                --
     Common stock, par value $.01 per share;
          16,000,000 shares authorized; issued shares
          (1998 - 9,419,201; 1996 - 9,374,868)                              94,192            93,749
     Additional paid-in capital                                         12,847,145        12,577,336
     Retained earnings                                                  42,039,895        39,702,176
     Less treasury stock, at cost (1998 - 200;
          1997 - 0) shares                                                  (2,925)             --
                                                                     -------------     -------------
     Total stockholders' equity                                         54,978,307        52,373,261
                                                                     -------------     -------------
     Total liabilities and stockholders' equity                      $ 117,639,381     $ 113,518,170
                                                                     =============     =============


NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                 USA TRUCK, INC.

             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                              --------------------------
                                                 1998            1997
                                              -----------    -----------
OPERATING REVENUES                            $35,223,203    $30,660,109

OPERATING EXPENSES AND COSTS:
     Salaries, wages and employee benefits     15,082,429     12,939,400
     Operations and maintenance                 8,403,101      8,834,909
     Operating taxes and licenses                 605,564        553,949
     Insurance and claims                       1,677,394      1,411,163
     Communications and utilities                 321,625        414,106
     Depreciation and amortization              3,916,974      3,164,382
     Other                                        986,800      1,020,820
                                              -----------    -----------
                                               30,993,887     28,338,729
                                              -----------    -----------
                                                4,229,316      2,321,380

OPERATING INCOME
OTHER EXPENSE:
     Interest expense                             396,256        206,073
     Other, net                                     7,009         17,758
                                              -----------    -----------
                                                  403,265        223,831
                                              -----------    -----------
INCOME BEFORE INCOME TAXES                      3,826,051      2,097,549
INCOME TAXES                                    1,488,334        815,947
                                              -----------    -----------

NET INCOME AND COMPREHENSIVE INCOME           $ 2,337,717    $ 1,281,602
                                              ===========    ===========


PER SHARE INFORMATION:

     Average shares outstanding (Basic)         9,378,054      9,338,825
                                              ===========    ===========
     Basic net income per share               $      0.25    $      0.14
                                              ===========    ===========

     Average shares outstanding (Diluted)       9,478,162      9,415,695
                                              ===========    ===========
     Diluted net income per share             $      0.25    $      0.14
                                              ===========    ===========




See notes to condensed financial statements.

                                 USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              ---------------------------
                                                                                  1998            1997
                                                                              -----------     -----------

OPERATING ACTIVITIES:
     Net income                                                               $ 2,337,717     $ 1,281,602
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                                         3,916,974       3,164,381
          Provision for doubtful accounts                                           7,500           7,500
          Deferred income taxes                                                   592,057        (201,203)
          Changes in operating assets and liabilities:
               Receivables                                                     (1,318,934)        528,705
               Inventories and prepaid expenses                                   (19,505)       (981,406)
               Bank drafts payable, accounts
                    payable and accrued expenses                                 (572,241)      4,037,121
               Insurance and claims accruals                                      102,000         102,000
                                                                              -----------     -----------
                    Net cash provided by operating activities                   5,045,568       7,938,700

INVESTING ACTIVITIES:
     Purchases of property and equipment                                       (9,643,542)     (8,251,189)
     Purchases of investments                                                        --           (19,771)
     Proceeds from sale of assets                                               2,186,671       1,002,000
     Increase in other assets                                                        --             5,775
                                                                              -----------     -----------
                    Net cash used by investing activities                      (7,456,871)     (7,263,185)


FINANCING ACTIVITIES:
     Borrowings under long-term debt                                            5,625,000       6,700,000
     Proceeds from the exercise of stock options                                  270,254         275,046
     Payments to repurchase common stock                                          (19,917)       (597,378)
     Principal payments on long-term debt                                      (2,500,000)     (6,225,000)
     Principal payments on capitalized lease obligations                       (1,828,921)     (1,076,583)
                                                                              -----------     -----------
                    Net cash provided (used) by financing activities            1,546,416        (923,915)
                                                                              -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS
Cash and cash equivalents at beginning of period                                 (864,887)       (248,400)
Cash and cash equivalent at end of period                                       3,667,311       1,486,946
                                                                              -----------     -----------
                                                                              $ 2,802,424     $ 1,238,546
                                                                              ===========     ===========

See notes to condensed financial statements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1997.

NOTE B--COMMITMENTS

As of April 27, 1998, the Company had remaining commitments for the purchase of revenue equipment in the aggregate amount of approximately $21.6 million in 1998 and $22.7 million in 1999.

NOTE C--CAPITAL STOCK TRANSACTIONS

During the quarter ended March 31, 1998, the Company made purchases in the aggregate of 1,400 additional shares of its outstanding common stock on the open market for $19,917 pursuant to the repurchase program authorized by the Board of Directors in September 1995. Of this amount, 1,200 shares were distributed pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share (SFAS 128), therefore earnings per share amounts for the first quarter of 1997 have been restated to conform to the SFAS 128 requirements.

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income (SFAS No. 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. During the first quarter of 1998 and 1997, the Company's comprehensive income is the same as net income.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                         1998        1997
                                                        ------      ------
OPERATING REVENUES                                      100.0%       100.0%


OPERATING EXPENSES AND COSTS:
 Salaries, wages and employee benefits                   42.8         42.2
 Operations and maintenance                              23.9         28.8
 Operating taxes and licenses                             1.7          1.8
 Insurance and claims                                     4.8          4.6
 Communications and utilities                             0.9          1.4
 Depreciation and amortization                           11.1         10.3
 Other                                                    2.8          3.3
                                                        -----        -----
                                                         88.0         92.4
                                                        -----        -----
OPERATING INCOME                                         12.0          7.6
OTHER EXPENSE:
 Interest expense                                         1.1          0.7
 Other, net                                                --          0.1
                                                        -----        -----
                                                          1.1          0.8
                                                        -----        -----
INCOME BEFORE INCOME TAXES                               10.9          6.8
INCOME TAXES                                              4.2          2.7
                                                        -----        -----
NET INCOME AND COMPREHENSIVE INCOME                       6.7%         4.1%
                                                        =====        =====


RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     Operating revenues increased 14.9% to $35.2 million in the first quarter of 1998 from $30.7 million for the same quarter of 1997, resulting from increased business with existing customers and additional business from new customers plus an increase in average revenue per mile. Average revenue per mile increased to $1.116 in 1998 from $1.109 in 1997. The empty mile factor increased to 10.29% in 1998 from 9.91% of paid miles in the first quarter of 1997. There was a 11.8% increase in the number of shipments to 30,641 in 1998 from 27,401 in 1997. This volume improvement was made possible by an increase of 17.0% in the average number of tractors operated from 872 in 1997 to 1,020 in 1998. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 3.9% in miles per tractor per week from 2,556 in 1997 to 2,456 in 1998.

     Operating expenses and costs as a percentage of revenues decreased to 88.0% in 1998 from 92.4% in 1997. This change resulted primarily from a decrease, on a percentage of revenue basis, in operations and maintenance costs, in communications and utilities expense and in other expenses. These decreases were partially offset by increases, on a percentage of revenue basis, in salaries, wages, and employee benefits and depreciation and amortization expense. The percentage decrease, relative to revenues, in operations and maintenance costs was primarily the result of a decrease of 19.4 cents per gallon in the average cost of fuel in the first quarter of this year compared to the same period last year, and by an increase in fuel efficiency to 6.14 average miles per gallon in 1998 from 6.01 in 1997. The decrease in communications and utilities expense, as a percentage of revenue and actual dollars, reflects the installation and use of the Company's two-way, satellite-based mobile messaging and position-locating equipment in all of its tractors. This equipment has greatly reduced the Company's telephone expenses and increased the efficiency of communications with drivers. In addition, these devices have enabled the Company to eliminate the cost associated with the global paging system the Company was previously utilizing in its operations. Other expenses decreased, relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the decrease. The increase in salaries, wages, and employee benefits was due to an increase in aggregate driver pay along with an increase in incentives earned by employees due to improved operating and financial performance of the Company in the first quarter of this year compared to the same period last year. The increase in depreciation and amortization expense reflects the effects of timing differences between trading cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those being retired.

     As a result of the foregoing factors, operating income increased 82.2% to $4.2 million, or 12.0% of revenues, in 1998 from $2.3 million, or 7.6% of revenues, in 1997.

     Interest expense increased 92.3% to $396,000 in 1998 from $206,000 in 1997, resulting primarily from an increase in borrowings, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt..

     As a result of the above, income before income taxes increased 82.4% to $3.8 million, or 10.9% of revenues, in 1998 from $2.1 million, or 6.8% of revenues, in 1997.

     The Company's effective tax rate remained unchanged at 38.9% for both 1998 and 1997. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased 82.4% to $2.3 million, or 6.7% of revenues, in 1998 from $1.3 million, or 4.1% of revenues, in 1997, an increase of 78.6% in diluted net income per share to $.25 from $.14. The number of shares used in the calculation of diluted net income per share for the first quarter of 1998 and 1997 were 9,478,162 and 9,415,695, respectively. Total shares outstanding at March 31, 1998, were 9,419,201.

SEASONALITY

     In the trucking industry generally, revenues are lower in the first and fourth quarters as customers decrease shipments during the winter holiday season and as inclement weather impedes operations. During the first quarter of 1998, the Company did not experience the normal inclement weather that impedes on its operations. At the same time, operating expenses increase, due primarily to decreased fuel efficiency and increased maintenance costs. These factors historically have tended to decrease net income in the first and fourth quarters. Future revenues could be impacted if customers reduce shipments due to temporary plant closings, which historically have occurred during July and December.

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover all but the most significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices declined during and subsequent to the first quarter of this year, but there can be no assurance that diesel prices will continue to decrease or remain below the higher prices experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $5.0 million for the three-month period ended March 31, 1998 as compared to $7.9 million in the comparable period of 1997.

     The Company's General Line of Credit provides for available borrowings of up to $28.5 million, including letters of credit not exceeding $5.0 million. As of March 31, 1998, approximately $12.9 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2000, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.50% at March 31, 1998) fluctuates between the lender's prime rate or prime plus 1/2% or LIBOR, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount of the available borrowings. The principal maturity can be accelerated if the borrowing base (based on a percentage of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

         On November 19, 1997 the Company entered into a lease commitment agreement (the "Equipment TRAC Lease Commitment"), with another financial institution to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment has a commitment term ending on December 31, 1998 and provides for a maximum borrowing amount of $12.6 million. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of March 31, 1998 $12.6 million remained available under the Equipment TRAC Lease Commitment. The interest rate on the capital leases under the Equipment TRAC Lease Commitment fluctuates in relation to the interest rate for 3 1/2-year Treasury Notes as published in The Wall Street Journal and is fixed upon execution of a lease.

     On November 13, 1996 the Company amended its lease commitment agreement (the "TRAC Lease Commitment"), dated January 24, 1996, to extend the term and increase the borrowing limit to an amount equal to the sum of the current outstanding balance plus $10.0 million, resulting in a new lease commitment with a maximum borrowing amount of $16.0 million. The TRAC Lease Commitment facilitates the leasing of tractors. The commitment term ended on December 31, 1997. Each capital lease has a repayment period of 42 months. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease. As of March 31, 1998, capital leases in the aggregate principal amount of $14.1 million were outstanding under the TRAC Lease Commitment.

     At March 31, 1998, the Company had debt obligations of approximately $34.6 million, including amounts borrowed under the facilities described above, of which approximately $5.4 million were current obligations. During the first quarter of 1998 the Company made borrowings under the General Line of Credit of $5.6 million, while retiring $4.3 million in debt. The retired debt had an average interest rate of approximately 6.73%.

         During the years 1998 and 1999, the Company plans to make approximately $69.3 million in capital expenditures. At March 31, 1998, USA Truck was committed to spend $34.6 million of this amount for revenue equipment in 1998. The Company is committed to spend $22.7 million, and currently has budgeted an additional $8.8 million for revenue equipment in 1999. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

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

         In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. As of April 27, 1998, the Company had purchased 441,200 shares pursuant to this authorization at an aggregate purchase price of $4.4 million, including 40,500 shares purchased in 1997 at an aggregate purchase price of $329,000. On May 7, 1997, the Board of Directors authorized the retirement of all shares purchased prior to May 6, 1997 and not previously retired, which resulted in the retirement of 185,500 shares of treasury stock that had been purchased at an aggregate cost of $1.6 million. The Company had previously retired 254,000 shares of treasury stock on May 8, 1996. In addition, 1,667 of the remaining 1,700 repurchased shares have been resold under the Company's Employee Stock Purchase Plan (the "Plan"). The Company may continue to purchase shares in the future for purposes of the Plan, or otherwise if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

YEAR 2000 ISSUES

         The Company believes that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. The Company has reviewed its computer systems, using both internal and external resources, and has made and continues to make certain modifications to address Year 2000 issues. The Company is in the process of communicating with its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which any products purchased from such entities are vulnerable to Year 2000 issues. The Company presently believes that the Year 2000 issues will not require the Company to incur any material cost or pose significant operational problems for the Company directly or as a result of any Year 2000 issues of suppliers or customers.

NEW ACCOUNTING PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128). The standard replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods in this report have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
130). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the financial statements. The Company has no comprehensive income items for the periods presented, therefore comprehensive income is the same as net income for the periods presented.

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

PART II.          OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

              (A)    Exhibits

                     11.1    Statement Re: Computation of Earnings Per Share

                     27.1    Financial Data Schedule

                     27.2    1997 Restated Financial Data Schedule

              (B)    Reports on Form 8-K

                     The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               USA TRUCK, INC.
                                               --------------------------------
                                               (Registrant)


Date:             04/29/98                     /s/  ROBERT M. POWELL
     --------------------------------          --------------------------------
                                               ROBERT M. POWELL
                                               President and Chief Executive
                                               Officer


Date:             04/29/98                     /s/  JERRY D. ORLER
     --------------------------------          --------------------------------
                                               JERRY D. ORLER
                                               Vice President-Finance and
                                               Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.


                                                                                                        Sequentially
           Exhibit                                                                                        Numbered
           Number                              Exhibit                                                      Page
           ------              -----------------------------------------------                              ----
            11.1               Statement Re: Computation of Earnings Per Share                               15

            27.1               Financial Data Schedule                                                       16

            27.2               1997 Restated Financial Data Schedule                                         17