Form 10-Q
period 1998-06-30
USA TRUCK INC
filed 1998-07-31
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

                         Commission file number 0-19858

                                 USA TRUCK, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                           71-0556971
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3108 INDUSTRIAL PARK ROAD
VAN BUREN, ARKANSAS                                          72956
---------------------------------------                    ---------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     9,418,173 shares of common stock, $.01 par value, were outstanding on July 29, 1998.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)                                                                   Page
                                                                                                                 ----
                  Condensed Balance Sheets -- June 30, 1998 and December 31, 1997                                  3

                  Condensed Statements of Income and Comprehensive Income -- Three
                  months and six months ended June 30, 1998 and 1997                                               4

                  Condensed Statements of Cash Flows -- Six months ended June 30,
                  1998 and 1997                                                                                    5

                  Notes to Condensed Financial Statements -- June 30, 1998                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        8

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.                                                14

Item 6.       Exhibits and Reports on Form 8-K.                                                                   14

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                 USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS

                                                                                  June 30,         December 31,
                                                                                   1998                1997
                                                                               -------------      -------------
                                                                                (unaudited)           (note)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                 $   1,504,014      $   3,667,311
     Accounts receivable:
         Trade, less allowance for doubtful accounts
         (1998 - $ 145,268; 1997 - $ 170,250)                                     13,833,413         12,613,314
         Other                                                                       394,874            282,407
     Inventories                                                                     270,266            291,691
     Deferred income taxes                                                         1,972,104          1,956,115
     Prepaid expenses and other current assets                                     2,124,146          1,481,317
                                                                               -------------      -------------
         Total current assets                                                     20,098,817         20,292,155

PROPERTY AND EQUIPMENT                                                           128,799,373        120,496,101
ACCUMULATED DEPRECIATION AND AMORTIZATION                                        (31,581,211)       (30,314,193)
                                                                               -------------      -------------
                                                                                  97,218,162         90,181,908
SECURITY DEPOSITS                                                                  1,745,478          1,745,478
OTHER ASSETS                                                                       1,298,629          1,298,629
                                                                               -------------      -------------
         Total assets                                                          $ 120,361,086      $ 113,518,170
                                                                               =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank drafts payable                                                       $     764,989      $     371,730
     Trade accounts payable                                                        3,182,661          3,125,666
     Accrued expenses                                                             11,811,448         10,978,135
     Current maturities of long-term debt                                          5,423,975          6,285,986
                                                                               -------------      -------------
         Total current liabilities                                                21,183,073         20,761,517

LONG-TERM DEBT, LESS CURRENT MATURITIES                                           26,384,179         27,056,954
DEFERRED INCOME TAXES                                                             13,141,264         11,641,824
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                                            1,888,614          1,684,614

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share; 1,000,000 shares
         authorized; none issued                                                        --                 --
     Common stock, par value $.01 per share; 16,000,000 shares authorized;
         issued shares (1998 - 9,419,201; 1997 - 9,374,868)                           94,192             93,749
     Additional paid-in capital                                                   12,847,145         12,577,336
     Retained earnings                                                            44,837,972         39,702,176
     Less treasury stock, at cost (1998 - 1,028; 1997 - 0) shares                    (15,353)              --
                                                                               -------------      -------------
         Total stockholders' equity                                               57,763,956         52,373,261
                                                                               -------------      -------------
         Total liabilities and stockholders' equity                            $ 120,361,086      $ 113,518,170
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

                                 USA TRUCK, INC.

             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                                     Three Months Ended                  Six Months Ended
                                                                         June 30,                            June 30,
                                                               -----------------------------      -----------------------------
                                                                   1998             1997             1998              1997
                                                               ------------     ------------      ------------     ------------

OPERATING REVENUES                                             $ 37,387,246     $ 32,079,177      $ 72,610,449     $ 62,739,287

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits                          15,641,708       13,464,075        30,724,137       26,403,475
  Operations and maintenance                                      8,607,191        8,456,897        17,010,292       17,291,806
  Operating taxes and licenses                                      689,492          533,561         1,295,056        1,087,510
  Insurance and claims                                            1,810,916        1,627,116         3,488,310        3,038,280
  Communications and utilities                                      314,476          469,321           636,101          883,427
  Depreciation and amortization                                   4,088,077        3,233,626         8,005,051        6,398,007
  Other                                                           1,056,972          791,479         2,043,772        1,812,299
                                                               ------------     ------------      ------------     ------------
                                                                 32,208,832       28,576,075        63,202,719       56,914,804
                                                               ------------     ------------      ------------     ------------
OPERATING INCOME                                                  5,178,414        3,503,102         9,407,730        5,824,483
OTHER (INCOME) EXPENSE:
  Interest expense                                                  551,724          332,139           947,980          538,211
  (Gain) or loss on disposal of assets                                6,510             (500)            6,510             (500)
  Other, net                                                         40,675           20,906            47,684           38,665
                                                               ------------     ------------      ------------     ------------
                                                                    598,909          352,545         1,002,174          576,376
                                                               ------------     ------------      ------------     ------------
INCOME BEFORE INCOME TAXES                                        4,579,505        3,150,557         8,405,556        5,248,107
INCOME TAXES                                                      1,781,428        1,225,567         3,269,762        2,041,514
                                                               ------------     ------------      ------------     ------------


NET INCOME AND
  COMPREHENSIVE INCOME                                         $  2,798,077     $  1,924,990      $  5,135,794     $  3,206,593
                                                               ============     ============      ============     ============

PER SHARE INFORMATION:

  Average shares outstanding (Basic)                              9,418,826        9,408,270         9,378,054        9,373,548
  Basic net income per share                                   ============     ============      ============     ============
                                                               $       0.30     $       0.20      $       0.55     $       0.34
                                                               ============     ============      ============     ============

  Average shares outstanding (Diluted)                            9,531,054        9,528,750         9,478,162        9,472,223
  Diluted net income per share                                 ============     ============      ============     ============
                                                               $       0.29     $       0.20      $       0.54     $       0.34
                                                               ============     ============      ============     ============

See notes to condensed financial statements.

                                 USA TRUCK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                               ------------------------------
                                                                                                    1998             1997
                                                                                               ------------      ------------

OPERATING ACTIVITIES:
     Net income                                                                                $  5,135,794      $  3,206,593
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                            8,005,051         6,398,007
         Provision for doubtful accounts                                                            (24,982)           42,249
         Deferred income taxes                                                                    1,483,451           189,800
         Loss (Gain) on sale of assets                                                                6,510              (500)
         Changes in operating assets and liabilities:
            Receivables                                                                          (1,307,584)       (1,779,851)
            Inventories and prepaid expenses                                                       (621,404)         (558,842)
            Bank drafts payable, accounts payable and accrued expenses                            1,326,259         7,673,252
            Insurance and claims accruals                                                           204,000           204,000
                                                                                               ------------      ------------
             Net cash provided by operating activities                                           14,207,095        15,374,708

INVESTING ACTIVITIES:
     Purchases of property and equipment                                                        (18,517,634)      (21,188,321)
     Purchases of investments                                                                            --           (39,762)
     Proceeds from sale of assets                                                                 3,469,521         5,001,100
     Increase in other assets                                                                            --             5,775
                                                                                               ------------      ------------
             Net cash used by investing activities                                              (15,048,113)      (16,221,208)

FINANCING ACTIVITIES:
     Borrowings under long-term debt                                                             11,075,000        18,700,000
     Proceeds from the exercise of stock options                                                    270,254           275,046
     Payments to repurchase common stock                                                            (57,747)         (597,378)
     Principal payments on long-term debt                                                        (8,250,000)      (12,700,000)
     Principal payments on capitalized lease obligations                                         (4,359,786)       (4,627,304)
                                                                                               ------------      ------------
             Net cash (used) provided by financing activities                                    (1,322,279)        1,050,364
                                                                                               ------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (2,163,297)          203,864
Cash and cash equivalents at beginning of period                                                  3,667,311         1,486,946
                                                                                               ------------      ------------
Cash and cash equivalents at end of period                                                     $  1,504,014      $  1,690,810
                                                                                               ============      ============


See notes to condensed financial statements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1997.

NOTE B--COMMITMENTS

As of July 29, 1998, the Company had remaining commitments for the purchase of revenue equipment in the aggregate amount of approximately $17.6 million in 1998 and $31.9 million in 1999.

NOTE C--CAPITAL STOCK TRANSACTIONS

During the six-month period ended June 30, 1998, the Company made purchases in the aggregate of 3,850 additional shares of its outstanding common stock on the open market for $57,747 pursuant to the repurchase program authorized by the Board of Directors in September 1995. Of this amount, 2,822 shares were distributed pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan.

NOTE D--SUBSEQUENT EVENT

On July 9, 1998, the Company announced that its Board of Directors had authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization will be effective upon the expiration of the Company's existing stock repurchase program. The Board of Directors previously authorized the Company to purchase up to 500,000 shares of its common stock during the three-year period from September 1995 to September 1998. Under this previous authorization, the Company had repurchased 443,350 shares of common stock as of July 29, 1998.

NOTE E--NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share (SFAS 128); therefore earnings per share amounts for the quarter ended and the six-month period ended June 30, 1997 have been restated to conform to the SFAS 128 requirements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1998

NOTE E--NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income (SFAS No. 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. During the quarter ended and the six-month period ended June 30, 1998, the Company's comprehensive income is the same as net income.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:


                                               Three Months Ended  Six Months Ended
                                                    June 30,          June 30,
                                                --------------    --------------
                                                 1998     1997     1998     1997
                                                -----    -----    -----    -----
OPERATING REVENUES                              100.0%   100.0%   100.0%   100.0%

OPERATING EXPENSES AND COSTS:
     Salaries, wages and employee benefits       41.8     42.0     42.3     42.1
     Operations and maintenance                  23.0     26.3     23.4     27.6
     Operating taxes and licenses                 1.8      1.7      1.8      1.7
     Insurance and claims                         4.9      5.1      4.8      4.8
     Communications and utilities                 0.9      1.4      0.9      1.4
     Depreciation and amortization               10.9     10.1     11.0     10.2
     Other                                        2.8      2.5      2.8      2.9
                                                -----    -----    -----    -----
                                                 86.1     89.1     87.0     90.7
                                                -----    -----    -----    -----
OPERATING INCOME                                 13.9     10.9     13.0      9.3
OTHER (INCOME) EXPENSE:
     Interest expense                             1.5      1.0      1.3      0.9
     (Gain) or loss on disposal of assets        --       --       --       --
     Other, net                                   0.1      0.1      0.1     --
                                                -----    -----    -----    -----
                                                  1.6      1.1      1.4      0.9
                                                -----    -----    -----    -----
INCOME BEFORE INCOME TAXES                       12.3      9.8     11.6      8.4
INCOME TAXES                                      4.8      3.8      4.5      3.3
                                                -----    -----    -----    -----

NET INCOME AND
  COMPREHENSIVE INCOME                            7.5%     6.0%     7.1%     5.1%
                                                =====    =====    =====    =====

RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

     Operating revenues increased 16.5% to $37.4 million in the second quarter of 1998 from $32.1 million for the same quarter of 1997, resulting from increased business with existing customers and additional business from new customers plus an increase in average revenue per mile. Average revenue per mile increased to $1.119 in 1998 from $1.102 in 1997. The empty mile factor decreased to 9.99% in 1998 from 10.50% of paid miles in the second quarter of 1997. There was a 14.7% increase in the number of shipments to 33,203 in 1998 from 28,936 in 1997. This volume improvement was made possible by an increase of 14.8% in the average number of tractors operated from 922 in 1997 to 1,058 in 1998. The net effect of the volume improvement and the Company's continuing fleet expansion was a increase of 1.6% in miles per tractor per week to 2,506 in 1998 from 2,467 in 1997.

     Operating expenses and costs as a percentage of revenues decreased to 86.1% in 1998 from 89.1% in 1997. This change resulted primarily from a decrease, on a percentage of revenue basis, in operations and maintenance costs and in communications and utilities expense. These decreases were partially offset by increases, on a percentage of revenue basis, in depreciation and amortization expense. The percentage decrease, relative to revenues, in operations and maintenance costs was primarily the result of a decrease of 13.6 cents per gallon in the average cost of fuel in the second quarter of this year compared to the same period last year, and by a slight increase in fuel efficiency to
6.47 average miles per gallon in 1998 from 6.42 in 1997. The decrease in communications and utilities expense, as a percentage of revenue and in actual dollars, reflects the installation and use of the Company's two-way, satellite-based mobile messaging and position-locating equipment in all of its tractors. This equipment has greatly reduced the Company's telephone expenses and increased the efficiency of communications with drivers. In addition, these devices have enabled the Company to eliminate the cost associated with the global paging system the Company was previously utilizing in its operations. The increase in depreciation and amortization expense reflects the effects of timing differences between trade-in cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those being retired.

     As a result of the foregoing factors, operating income increased 47.8% to $5.2 million, or 13.9% of revenues, in 1998 from $3.5 million, or 10.9% of revenues, in 1997.

     Interest expense increased 66.1% to $552,000 in 1998 from $332,000 in 1997, resulting primarily from an increase in borrowings, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt..

     As a result of the above, income before income taxes increased 45.4% to $4.6 million, or 12.3% of revenues, in 1998 from $3.2 million, or 9.8% of revenues, in 1997.

     The Company's effective tax rate remained unchanged at 38.9% for both 1998 and 1997. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased 45.4% to $2.8 million, or 7.5% of revenues, in 1998 from $1.9 million, or 6.0% of revenues, in 1997, an increase of 45.0% in diluted net income per share to $.29 from $.20. The number of shares used in the calculation of diluted net income per share for the second quarters of 1998 and 1997 were 9,531,054 and 9,528,750, respectively. Total shares outstanding at June 30, 1998, were 9,418,173.

Six-Months Ended June 30, 1998 Compared to Six-Months Ended June 30, 1997

     Operating revenues increased 15.7% to $72.6 million in 1998 from $62.7 million in 1997, resulting from increased business with existing customers and additional business from new customers plus an increase in average revenue per mile. Average revenue per mile increased to $1.118 in 1998 from $1.106 in 1997. The empty mile factor decreased to 10.13% in 1998 from 10.21% of paid miles in the second quarter of 1997. There was a 13.3% increase in the number of shipments to 63,844 in 1998 from 56,337 in 1997. This volume improvement was made possible by an increase of 15.8% in the average number of tractors operated from 897 in 1997 to 1,039 in 1998. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 1.2% in miles per tractor per week from 2,511 in 1997 to 2,481 in 1998.

     Operating expenses and costs as a percentage of revenues decreased to 87.0% in 1998 from 90.7% in 1997, for the same reasons discussed above in the comparison of the quarter ended June 30, 1998 to the quarter ended June 30, 1997 with an additional offset of an increase, relative to revenues, in salaries, wages and employee benefits. For the six month period, the average cost of fuel decreased 16.5 cents per gallon and fuel efficiency improved to 6.31 average miles per gallon in 1998 from 6.22 in 1997. The increase in salaries, wages, and employee benefits was due to an increase in aggregate driver pay along with an increase in incentives earned by employees due to improved operating and financial performance of the Company in the second quarter of this year compared to the same period last year.

     As a result of the foregoing factors, operating income increased 61.5% to $9.4 million, or 13.0% of revenues, in 1998 from $5.8 million, or 9.3% of revenues, in 1997.

     Interest expense increased 76.1% to $948,000 in 1998 from $538,000 in 1997, resulting primarily from an increase in borrowings, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

     As a result of the above, income before income taxes increased 60.2% to $8.4 million, or 11.6% of revenues, in 1998 from $5.2 million, or 8.4% of revenues, in 1997.

     The Company's effective tax rate remained unchanged at 38.9% for both 1998 and 1997. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased 60.2% to $5.1 million, or 7.1% of revenues, in 1998 from $3.2 million, or 5.1% of revenues, in 1997, an increase of 58.8% in diluted net income per share to $.54 from $.34. The number of shares used in the calculation of diluted net income per share for the six-month periods ended June 30, 1998 and 1997 were 9,478,162 and 9,472,223, respectively.

SEASONALITY

     In the motor carrier industry generally, revenues are lower in the first and fourth quarters as customers decrease shipments during the winter holiday season and as inclement weather impedes operations. These factors historically have tended to decrease net income in the first and fourth quarters. Future revenues could be impacted if customers reduce shipments due to temporary plant closings, which historically have occurred during July and December.

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover all but the most significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices declined during and subsequent to the six-month period ended June 30, 1998, but there can be no assurance that diesel prices will continue to decrease or remain below the higher prices experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $14.2 million for the six-month period ended June 30, 1998 as compared to $15.4 million in the comparable period of 1997.

     The Company's General Line of Credit provides for available borrowings of up to $28.5 million, including letters of credit not exceeding $5.0 million. As of June 30, 1998, approximately $13.2 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2000, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.50% at June 30, 1998) fluctuates between the lender's prime rate or prime plus 1/2% or LIBOR, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount of the available borrowings. The principal maturity can be accelerated if the borrowing base (based on a percentage of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

         On November 19, 1997 the Company entered into a lease commitment agreement (the "Equipment TRAC Lease Commitment"), with another financial institution to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment has a commitment term ending on December 31, 1998 and provides for a maximum borrowing amount of $12.6 million. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of June 30, 1998 $12.6 million remained available under the Equipment TRAC Lease Commitment. The interest rate on the capital leases under the Equipment TRAC Lease Commitment fluctuates in relation to the interest rate for 3 1/2-year Treasury Notes as published in The Wall Street Journal and is fixed upon execution of a lease.

     On November 13, 1996 the Company amended its lease commitment agreement (the "TRAC Lease Commitment"), dated January 24, 1996, to extend the term and increase the borrowing limit to an amount equal to the sum of the current outstanding balance plus $10.0 million, resulting in a new lease commitment with a maximum borrowing amount of $16.0 million. The TRAC Lease Commitment facilitates the leasing of tractors. The commitment term ended on December 31, 1997. Each capital lease has a repayment period of 42 months. The interest rate on the capital leases under the TRAC Lease Commitment fluctuates in relation to the weekly average interest rate for 2-year Constant Maturity

Treasury Securities as published by the Federal Reserve and is fixed upon execution of lease. As of June 30, 1998, capital leases in the aggregate principal amount of $13.4 million were outstanding under the TRAC Lease Commitment.

     At June 30, 1998, the Company had debt obligations of approximately $31.8 million, including amounts borrowed under the facilities described above, of which approximately $5.4 million were current obligations. During the second quarter of 1998 the Company made borrowings under the General Line of Credit of $5.5 million, while retiring $5.8 million in debt. The retired debt had an average interest rate of approximately 6.86%.

         During the years 1998 and 1999, the Company plans to make approximately $70.1 million in capital expenditures. At June 30, 1998, USA Truck was committed to spend $35.1 million of this amount for revenue equipment in 1998. The Company is committed to spend $22.7 million, and currently has budgeted an additional $9.2 million for revenue equipment in 1999. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

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

         In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. As of July 29, 1998, the Company had purchased 443,350 shares pursuant to this authorization at an aggregate purchase price of $4.4 million, including 40,500 shares purchased in 1997 at an aggregate purchase price of $329,000. On May 7, 1997, the Board of Directors authorized the retirement of all shares purchased prior to May 6, 1997 and not previously retired, which resulted in the retirement of 185,500 shares of treasury stock that had been purchased at an aggregate cost of $1.6 million. The Company had previously retired 254,000 shares of treasury stock on May 8, 1996. In addition, 3,327 of the remaining 3,850 repurchased shares have been resold under the Company's Employee Stock Purchase Plan (the "Plan"). The Company may continue to purchase shares in the future for purposes of the Plan, or otherwise if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

In addition, on July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization will be effective in September 1998 upon the expiration of the Company's existing stock repurchase program. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

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

                                 USA TRUCK, INC.

PART II. OTHER INFORMATION

INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders of the Company was held on May 6, 1998. At the meeting, the stockholders elected the persons set forth in the table below to serve as directors for terms expiring at the 2001 Annual Meeting of
Stockholders:

                                    Votes             Votes          Broker
              Nominee                For            Withheld        Non-Votes
         ----------------         ---------         --------        ---------
         Robert M. Powell         8,198,879           1,787            -0-

         James B. Speed           8,198,879           1,787            -0-


Item 6.       Exhibits and Reports on Form 8-K.

              (A)    Exhibits

                     11.1    Statement Re: Computation of Earnings Per Share

                     27.1    Financial Data Schedule

                     27.2    1997 Restated Financial Data Schedule

              (B)    Reports on Form 8-K

                     The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 USA TRUCK, INC.
                                 -----------------------------------
                                 (Registrant)


Date:             07/29/98       /s/  ROBERT M. POWELL
                                 -----------------------------------
                                 ROBERT M. POWELL
                                 President and Chief Executive Officer


Date:             07/29/98       /s/  JERRY D. ORLER
                                 -----------------------------------
                                 JERRY D. ORLER
                                 Vice President-Finance and
                                 Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.


                                                                                Sequentially
   Exhibit                                                                        Numbered
   Number                         Exhibit                                           Page
   -------          ------------------------------------------------            ------------
    11.1            Statement Re: Computation of Earnings Per Share                  17

    27.1            Financial Data Schedule                                          18

    27.2            1997 Restated Financial Data Schedule                            19