Form 10-Q
period 1998-09-30
USA TRUCK INC
filed 1998-10-29
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to            .
                               -----------    -----------

                         Commission file number 0-19858

                                USA TRUCK, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                        71-0556971
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

   3108 INDUSTRIAL PARK ROAD
      VAN BUREN, ARKANSAS                                   72956
----------------------------------------                  ----------
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

     9,420,201 shares of common stock, $.01 par value, were outstanding on October 26, 1998.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements (unaudited)                                                        Page
                                                                                                      ----
                  Condensed Balance Sheets -- September 30, 1998 and December 31, 1997                  3

                  Condensed Statements of Income and Comprehensive Income -- Three
                  months and nine months ended September 30, 1998 and 1997                              4

                  Condensed Statements of Cash Flows -- Nine months ended September 30,
                  1998 and 1997                                                                         5

                  Notes to Condensed Financial Statements -- September 30, 1998                         6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                             8

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.                                                        16

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

                                 USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS

                                                                             September 30,       December 31,
                                                                                  1998               1997
                                                                             -------------      -------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                   $   1,340,261      $   3,667,311
 Accounts receivable:
 Trade, less allowance for doubtful accounts
 (1998 - $ 134,999; 1997 - $ 170,250)                                           14,458,593         12,613,314
 Other                                                                             993,774            282,407
 Inventories                                                                       262,292            291,691
 Deferred income taxes                                                           1,792,292          1,956,115
 Prepaid expenses and other current assets                                       1,711,135          1,481,317
                                                                             -------------      -------------
  Total current assets                                                          20,558,347         20,292,155

PROPERTY AND EQUIPMENT                                                         127,113,115        120,496,101
ACCUMULATED DEPRECIATION AND AMORTIZATION                                      (33,987,217)       (30,314,193)
                                                                             -------------      -------------
                                                                                93,125,898         90,181,908
SECURITY DEPOSITS                                                                1,745,478          1,745,478
OTHER ASSETS                                                                     1,298,629          1,298,629
                                                                             -------------      -------------
  Total assets                                                               $ 116,728,352      $ 113,518,170
                                                                             =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank drafts payable                                                         $     359,381      $     371,730
 Trade accounts payable                                                          2,107,066          3,125,666
 Accrued expenses                                                               13,001,453         10,978,135
 Current maturities of long-term debt                                            5,422,334          6,285,986
                                                                             -------------      -------------
  Total current liabilities                                                     20,890,234         20,761,517

LONG-TERM DEBT, LESS CURRENT MATURITIES                                         19,563,539         27,056,954
DEFERRED INCOME TAXES                                                           13,716,185         11,641,824
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                                          1,990,614          1,684,614

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share; 1,000,000 shares
 authorized; none issued                                                              --                 --
 Common stock, par value $.01 per share; 16,000,000 shares
 authorized; issued shares (1998 - 9,421,201; 1997 - 9,374,868)                     94,212             93,749
 Additional paid-in capital                                                     12,863,625         12,577,336
 Retained earnings                                                              47,659,977         39,702,176
 Less treasury stock, at cost (1998 - 4,648; 1997 - 0) shares                      (50,034)              --
                                                                             -------------      -------------
  Total stockholders' equity                                                    60,567,780         52,373,261
                                                                             -------------      -------------
  Total liabilities and stockholders' equity                                 $ 116,728,352      $ 113,518,170
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

                                 USA TRUCK, INC.

       CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                  Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                          -------------      -------------      -------------      -------------
                                              1998               1997               1998                1997
                                          -------------      -------------      -------------      -------------
OPERATING REVENUES                        $  36,266,931      $  32,890,769      $ 108,877,380      $  95,630,055

OPERATING EXPENSES AND COSTS:
 Salaries, wages and employee benefits       15,067,522         13,336,040         45,791,659         39,739,515
 Operations and maintenance                   8,389,124          8,441,197         25,399,416         25,733,004
 Operating taxes and licenses                   633,155            531,209          1,928,211          1,618,719
 Insurance and claims                         1,646,942          1,660,428          5,135,251          4,698,708
 Communications and utilities                   396,216            480,521          1,032,317          1,363,947
 Depreciation and amortization                4,124,730          3,562,933         12,129,781          9,960,940
 Other                                          955,532            884,485          2,999,304          2,696,783
                                          -------------      -------------      -------------      -------------
                                             31,213,221         28,896,813         94,415,939         85,811,616
                                          -------------      -------------      -------------      -------------
OPERATING INCOME                              5,053,710          3,993,956         14,461,441          9,818,439
OTHER (INCOME) EXPENSE:
 Interest expense                               439,572            420,554          1,387,552            958,765
 (Gain) or loss on disposal of assets           (43,598)            (1,231)           (37,088)            (1,731)
 Other, net                                      39,067           (192,655)            86,751           (153,990)
                                          -------------      -------------      -------------      -------------
                                                435,041            226,668          1,437,215            803,044
                                          -------------      -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                    4,618,669          3,767,288         13,024,226          9,015,395
INCOME TAXES                                  1,796,662          1,465,475          5,066,424          3,506,989
                                          -------------      -------------      -------------      -------------


NET INCOME AND
COMPREHENSIVE INCOME                      $   2,822,007      $   2,301,813      $   7,957,802      $   5,508,406
                                          =============      =============      =============      =============


PER SHARE INFORMATION:

 Average shares outstanding (Basic)           9,417,520          9,358,868          9,407,007          9,368,654
                                          =============      =============      =============      =============
 Basic net income per share               $        0.30      $        0.25      $        0.85      $        0.59
                                          =============      =============      =============      =============

 Average shares outstanding (Diluted)         9,512,954          9,508,090          9,490,087          9,484,178
                                          =============      =============      =============      =============
 Diluted net income per share             $        0.30      $        0.24      $        0.84      $        0.58
                                          =============      =============      =============      =============

See notes to condensed financial statements.

                                USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                ------------      ------------
                                                                   1998               1997
                                                                ------------      ------------
OPERATING ACTIVITIES:
 Net income                                                     $  7,957,802      $  5,508,406
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                   12,129,781         9,960,940
  Provision for doubtful accounts                                     22,500            22,500
  Deferred income taxes                                            2,238,184           192,299
  Gain on sale of assets                                             (37,088)           (1,731)
  Changes in operating assets and liabilities:
   Receivables                                                    (2,579,146)       (1,100,923)
   Inventories and prepaid expenses                                 (200,419)           75,592
   Bank drafts payable, accounts payable and accrued expenses      1,079,612         7,642,571
   Insurance and claims accruals                                     306,000           306,000
                                                                ------------      ------------
    Net cash provided by operating activities                     20,917,226        22,605,654

INVESTING ACTIVITIES:
 Purchases of property and equipment                             (19,789,795)      (28,589,242)
 Purchases of investments                                                  0          (217,956)
 Proceeds from sale of assets                                      5,574,321         6,363,917
 Increase in other assets                                                  0             5,775
                                                                ------------      ------------
    Net cash used by investing activities                        (14,215,474)      (22,437,506)

FINANCING ACTIVITIES:
 Borrowings under long-term debt                                  11,425,000        25,053,208
 Proceeds from the exercise of stock options                         286,754           275,046
 Payments to repurchase common stock                                (123,772)         (597,378)
 Principal payments on long-term debt                            (15,300,000)      (19,063,208)
 Principal payments on capitalized lease obligations              (5,316,784)       (5,656,551)
                                                                ------------      ------------
    Net cash (used) provided by financing activities              (9,028,802)           11,117
                                                                ------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (2,327,050)          179,265
Cash and cash equivalents at beginning of period                   3,667,311         1,486,946
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $  1,340,261      $  1,666,211
                                                                ============      ============

See notes to condensed financial statements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1997.

NOTE B--COMMITMENTS

As of October 26, 1998, the Company had remaining commitments for the purchases of revenue equipment in the aggregate amount of approximately $10.0 million in 1998 and $34.3 million in 1999.

NOTE C--CAPITAL STOCK TRANSACTIONS

During the nine-month period ended September 30, 1998, the Company made purchases in the aggregate of 9,750 additional shares of its outstanding common stock on the open market for $123,772 pursuant to the repurchase program authorized by the Board of Directors in September 1995. Of this amount, 5,102 shares were distributed pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan.

On July 9, 1998, the Company announced that its Board of Directors had authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization became effective upon the expiration of the Company's existing stock repurchase program in September 1998. Under this new authorization, the Company had repurchased 45,000 shares of common stock as of October 26, 1998. The Board of Directors previously authorized the Company to purchase up to 500,000 shares of its common stock during the three-year period from September 1995 to September 1998. Under such previous authorization, the Company had repurchased 449,250 shares of common stock upon the expiration of the authorization.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share (SFAS 128); therefore earnings per share amounts for the quarter ended and the nine-month period ended September 30, 1997 have been restated to conform to the SFAS 128 requirements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income (SFAS No. 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. During the quarter ended and the nine-month period ended September 30, 1998, the Company's comprehensive income is the same as net income.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:


                                                                 Three Months Ended                   Nine Months Ended
                                                                   September 30,                        September 30,
                                                           -------------------------------      ------------------------------
                                                                 1998            1997                1998            1997
                                                           --------------   --------------      --------------  --------------
OPERATING REVENUES                                                 100.0%           100.0%             100.0%           100.0%

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits                           41.6             40.5               42.1             41.6
    Operations and maintenance                                      23.1             25.7               23.3             26.9
    Operating taxes and licenses                                     1.8              1.6                1.8              1.7
    Insurance and claims                                             4.5              5.0                4.7              4.9
    Communications and utilities                                     1.1              1.5                0.9              1.4
    Depreciation and amortization                                   11.4             10.8               11.1             10.4
    Other                                                            2.6              2.7                2.8              2.8
                                                           --------------   --------------      --------------  --------------
                                                                    86.1             87.8               86.7             89.7
                                                           --------------   --------------      --------------  --------------
OPERATING INCOME                                                    13.9             12.2               13.3             10.3
OTHER (INCOME) EXPENSE:
    Interest expense                                                 1.2              1.3                1.2              1.0
    (Gain) or loss on disposal of assets                            (0.1)             0.0                0.0              0.0
    Other, net                                                       0.1             (0.6)               0.1             (0.2)
                                                           --------------   --------------      --------------  --------------
                                                                     1.2              0.7                1.3              0.8
                                                           --------------   --------------      --------------  --------------
INCOME BEFORE INCOME TAXES                                          12.7             11.5               12.0              9.5
INCOME TAXES                                                         4.9              4.5                4.7              3.7
                                                           --------------   --------------      --------------  --------------

NET INCOME AND
    COMPREHENSIVE INCOME                                             7.8%             7.0%               7.3%             5.8%
                                                           ==============   ==============      ==============  ==============

RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

     Operating revenues increased 10.3% to $36.3 million in the third quarter of 1998 from $32.9 million for the same quarter of 1997, resulting from increased business with existing customers and additional business from new customers plus an increase in average revenue per mile. Average revenue per mile increased to $1.118 in 1998 from $1.105 in 1997. The empty mile factor decreased to 9.54% in 1998 from 10.20% of paid miles in the third quarter of 1997. There was a 9.0% increase in the number of shipments to 32,423 in 1998 from 29,742 in 1997. This volume improvement was made possible by an increase of 13.7% in the average number of tractors operated from 954 in 1997 to 1,085 in 1998. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 4.2% in miles per tractor per week from 2,438 in 1997 to 2,336 in 1998.

     Operating expenses and costs as a percentage of revenues decreased to 86.1% in 1998 from 87.8% in 1997. This change resulted primarily from a decrease, on a percentage of revenue basis, in operations and maintenance costs, in insurance and claims expense and in communications and utilities expense. These decreases were partially offset by increases, on a percentage of revenue basis, in depreciation and amortization expense. The percentage decrease, relative to revenues, in operations and maintenance costs was primarily the result of a decrease of 16 cents per gallon in the average cost of fuel in the third quarter of this year compared to the same period last year, and by a slight increase in fuel efficiency to 6.51 average miles per gallon in 1998 from 6.44 in 1997. The percentage decrease, relative to revenues, in insurance and claims expense was due to a decrease in the number and severity of accidents in the third quarter of 1998 as compared to the same period last year. The decrease in communications and utilities expense, as a percentage of revenue and in actual dollars, reflects the installation and use of the Company's two-way, satellite-based mobile messaging and position-locating equipment in all of its tractors. This equipment has greatly reduced the Company's telephone expenses and increased the efficiency of communications with drivers. In addition, these devices have enabled the Company to eliminate the cost associated with the global paging system the Company was previously utilizing in its operations. The increase in salaries, wages, and employee benefits was due to an increase in aggregate driver pay along with an increase in incentives earned by employees due to improved operating and financial performance of the Company in the third quarter of this year compared to the same period last year. The increase in depreciation and amortization expense reflects the effects of timing differences between trade-in cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those being retired.

     As a result of the foregoing factors, operating income increased 26.5% to $5.1 million, or 13.9% of revenues, in 1998 from $4.0 million, or 12.2% of revenues, in 1997.

     Interest expense increased 4.5% to $440,000 in 1998 from $421,000 in 1997, resulting primarily from an increase in borrowings used primarily in connection with revenue equipment purchases, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

     As a result of the above, income before income taxes increased 22.6% to $4.6 million, or 12.7% of revenues, in 1998 from $3.8 million, or 11.5% of revenues, in 1997.

     The Company's effective tax rate remained unchanged at 38.9% for both 1998 and 1997. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased 22.6% to $2.8 million, or 7.8% of revenues, in 1998 from $2.3 million, or 7.0% of revenues, in 1997, an increase of 25.0% in diluted net income per share to $.30 from $.24. The number of shares used in the calculation of diluted net income per share for the third quarters of 1998 and 1997 were 9,512,954 and 9,508,090, respectively. Total shares outstanding at September 30, 1998, were 9,416,553.

Nine-Months Ended September 30, 1998 Compared to Nine-Months Ended September 30, 1997

     Operating revenues increased 13.9% to $108.9 million in 1998 from $95.6 million in 1997, resulting from increased business with existing customers and additional business from new customers plus an increase in average revenue per mile. Average revenue per mile increased to $1.118 in 1998 from $1.105 in 1997. The empty mile factor decreased to 9.93% in 1998 from 10.21% of paid miles in the same period of 1997. There was an 11.8% increase in the number of shipments to 96,267 in 1998 from 86,079 in 1997. This volume improvement was made possible by an increase of 15.1% in the average number of tractors operated from 916 in 1997 to 1,054 in 1998. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 2.2% in miles per tractor per week from 2,486 in 1997 to 2,432 in 1998.

     Operating expenses and costs as a percentage of revenues decreased to 86.7% in 1998 from 89.7% in 1997, for the same reasons discussed above in the comparison of the quarter ended September 30, 1998 to the quarter ended September 30, 1997. For the nine-month period, the average cost of fuel decreased 15.4 cents per gallon and fuel efficiency improved to 6.37 average miles per gallon in 1998 from 6.29 in 1997.

     As a result of the foregoing factors, operating income increased 47.3% to $14.5 million, or 13.3% of revenues, in 1998 from $9.8 million, or 10.3% of revenues, in 1997.

     Interest expense increased 44.7% to $1.4 million in 1998 from $959,000 in 1997, resulting primarily from an increase in borrowings used primarily in connection with revenue equipment purchases, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

     As a result of the above, income before income taxes increased 44.5% to $13.0 million, or 12.0% of revenues, in 1998 from $9.0 million, or 9.5% of revenues, in 1997.

     The Company's effective tax rate remained unchanged at 38.9% for both 1998 and 1997. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased 44.7% to $8.0 million, or 7.3% of revenues, in 1998 from $5.5 million, or 5.8% of revenues, in 1997, an increase of 44.5% in diluted net income per share to $.84 from $.58. The number of shares used in the calculation of diluted net income per share for the nine-month periods ended September 30, 1998 and 1997 were 9,490,087 and 9,484,178, respectively.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover all but the most significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices declined during the nine-month period ended September 30, 1998 but have increased subsequent to that date. There can be no assurance that diesel prices will not increase further or that they will remain below the higher prices experienced in prior periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $20.9 million for the nine-month period ended September 30, 1998 as compared to $22.6 million in the comparable period of 1997.

     The Company's General Line of Credit provides for available borrowings of up to $28.5 million, including letters of credit not exceeding $5.0 million. As of September 30, 1998, approximately $20.0 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2000, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit (8.50% at September 30, 1998) fluctuates between the lender's prime rate or prime plus 1/2% or LIBOR, depending upon the ratio of the Company's debt to tangible net worth. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount of the available borrowings. The principal maturity can be accelerated if the borrowing base (based on a percentage of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

         On November 19, 1997, the Company entered into a lease commitment agreement (the "Equipment TRAC Lease Commitment"), with another financial institution to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment has a commitment term ending on December 31, 1998 and provides for a maximum borrowing amount of $12.6 million. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of September 30, 1998, $11.8 million remained available under the Equipment TRAC Lease Commitment. The interest rate on the capital leases under the Equipment TRAC Lease Commitment fluctuates in relation to the interest rate for 3 1/2 year Treasury Notes as published in The Wall Street Journal and is fixed upon execution of a lease.

     On November 13, 1996 the Company amended its lease commitment agreement (the "TRAC Lease Commitment"), dated January 24, 1996, to extend the term and increase the borrowing limit to an amount equal to the sum of the current outstanding balance plus $10.0 million, resulting in a new lease commitment with a maximum borrowing amount of $16.0 million. The TRAC Lease Commitment facilitates the leasing of tractors. The commitment term ended on December 31, 1997. Each capital lease has a repayment period of 42 months. As of September 30, 1998, capital leases in the aggregate principal amount of $12.8 million were outstanding under the TRAC Lease Commitment with an average interest rate of 5.24%.

     At September 30, 1998, the Company had debt obligations of approximately $25.0 million, including amounts borrowed under the facilities described above, of which approximately $5.4 million were current obligations. During the third quarter of 1998, the Company made borrowings under the General Line of Credit of $350,000, while retiring $8.0 million in debt. The retired debt had an average interest rate of approximately 6.88%.

     During the years 1998 and 1999, the Company plans to make approximately $70.1 million in capital expenditures, including $18.6 million expended as of September 30, 1998. At September 30, 1998, USA Truck was committed to spend $10.0 million of the remaining amount for revenue equipment in 1998. The Company is also committed to spend $34.3 million for revenue equipment in 1999. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

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

     In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. In September 1998, this repurchase authorization expired. Upon expiration of this authorization, the Company had purchased 449,250 shares pursuant to this authorization at an aggregate purchase price of $4.6 million. On May 7, 1997, the Board of Directors authorized the retirement of all shares purchased prior to May 6, 1997 and not previously retired, which resulted in the retirement of 185,500 shares of treasury stock that had been purchased at an aggregate cost of $1.6 million. The Company had previously retired 254,000 shares of treasury stock on May 8, 1996. In addition, as of September 30, 1998, 5,102 of the remaining 9,750 repurchased shares had been resold under the Company's Employee Stock Purchase Plan.

     In addition, on July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization became effective in September 1998 upon the expiration of the Company's existing stock repurchase program. As of October 26, 1998, the Company had purchased 45,000 shares pursuant to this new authorization at an aggregate purchase price of $462,000. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

YEAR 2000 ISSUES

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of systems to recognize the date change from December 31, 1999 to January 1, 2000. The year 2000 issue could result, at the Company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, dispatch, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as heating and air conditioning systems, fax machines, tractor engine electronic control modules, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in November 1997, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. As of October 15, 1998, the Company estimates that it had completed approximately 80% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 20% of the initiatives are in process and expected to be completed on or about June 30, 1999.

                                                                           PERCENT
YEAR 2000 INITIATIVE                                          TIME FRAME   COMPLETE
-----------------------------------------------------------------------------------
Initial IT system assessment                                11/97 - 09/98      100%
Remediation of central system issues                        01/98 - 06/99       98%
Remediation of departmental system issues                   01/98 - 06/99        5%
Upgrades to telephone/PBX and other systems                 01/98 - 06/99       60%
Electronic data interchange trading partner conversions     01/98 - 06/99       25%
Desktop and individual systems assessment and remediation   01/98 - 06/99       50%
Assessment of non-IT systems                                01/98 - 09/98      100%
Remediation of non-IT systems                               05/98 - 06/99       10%

         The Company has also conducted telephone surveys and mailed letters to significant vendors and service providers, and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products obtained from and services provided by such entities are Year 2000 compliant. As of October 15, 1998, the Company had received responses from approximately 98% of such third parties, and 3% of the companies that have responded have provided either verbal or written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up telephone survey or mailing to significant vendors, service providers, and customers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, will be completed by November 1, 1998, with responses due by January 15, 1999.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $85,000, which will be funded from operating cash flows. Such amount represents approximately 2.4% of the Company's total actual and anticipated IT expenditures for fiscal 1998 through fiscal 1999. As of September 30, 1998, the Company had incurred costs of approximately $18,000 related to its Year 2000. All of the $18,000 relates to analysis, repair, or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 projects. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, remediation and testing is not effected with respect to problems that are identified, or such remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or business.

         The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by September 30, 1999.

         The Company does not plan to engage an independent expert to evaluate its Year 2000 identification, assessment, remediation, and testing efforts. However, the Company has had certain of its systems reviewed and assessed by third parties, who focused on the Year 2000 compliance of systems essential to the performance by the Company of its obligations to such third parties. After these reviews and assessments, the third parties have given such systems a "satisfactory" rating relating to Year 2000 compliance.

         The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to locate and correct all relevant computer codes, the ability to identify, assess, remediate, and test all embedded technology, and similar uncertainties.

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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information that are based on management's belief as well as assumptions made by, and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company's control and that may have a direct bearing on operating results are increases in diesel prices, adverse weather conditions and the impact of increased rate competition. The Company's results may also be significantly affected by fluctuations in general economic conditions, as the Company's utilization rates are directly related to business levels of shippers in a variety of industries. Because of the pervasiveness and complexity of the Year 2000 problem, it is unlikely that the Company and all third parties with which the Company does business will be able to fully remediate all non-compliant systems on a timely basis, and the failure by the Company and/or such third parties to do so could materially adversely affect the Company's results of operations. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims.

                                 USA TRUCK, INC.

PART II.  OTHER INFORMATION

INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (A) Exhibits

            11.1    Statement Re: Computation of Earnings Per Share

            27.1    Financial Data Schedule

            27.2    1997 Restated Financial Data Schedule

        (B) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  USA TRUCK, INC.
                                  -----------------------------------
                                  (Registrant)


Date:      10/27/98               /s/  ROBERT M. POWELL
     -----------------            -----------------------------------
                                  ROBERT M. POWELL
                                  President and Chief Executive Officer


Date:      10/27/98               /s/  JERRY D. ORLER
     -----------------            -----------------------------------
                                  JERRY D. ORLER
                                  Vice President-Finance and
                                  Chief Financial Officer

                                INDEX TO EXHIBITS




 Exhibit
 Number                         Exhibit
--------       -----------------------------------------------
 11.1          Statement Re: Computation of Earnings Per Share

 27.1          Financial Data Schedule

 27.2          1997 Restated Financial Data Schedule