Form 10-K405
period 1998-12-31
USA TRUCK INC
filed 1999-03-25
CIK 883945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant on February 26, 1999 was $50,120,763. (The characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at February 26, 1999
              -----                             --------------------------------
Common Stock, par value $.01 per share                 9,440,097 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                    Part of Form 10-K into Which the
                       Document                                         Document is Incorporated
                       --------                                         ------------------------
Portions of the Proxy Statement to be sent to stockholders                      Part III
        in connection with 1999 Annual Meeting

                                USA TRUCK, INC.

                               TABLE OF CONTENTS

ITEM NO.                                              CAPTION                                             PAGE
--------                                              -------                                             ----
                                                      PART I
1.          Business.................................................................................       1
2.          Properties...............................................................................       6
3.          Legal Proceedings........................................................................       6
4.          Submission of Matters to a Vote of Security Holders......................................       6

                                                      PART II

5.          Market for Registrant's Common Equity and Related Stockholder Matters....................       7
6.          Selected Financial Data..................................................................       8
7.          Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................       9
7A.         Quantitative and Qualitative Disclosure about Market Risk................................      16
8.          Financial Statements and Supplementary Data..............................................      17
9.          Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure...........................................................................      31

                                                     PART III

10.         Directors and Executive Officers of the Registrant.......................................      31
11.         Executive Compensation...................................................................      31
12.         Security Ownership of Certain Beneficial Owners and Management...........................      31
13.         Certain Relationships and Related Transactions...........................................      31

                                                      PART IV

14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................      32
            Signatures...............................................................................      37

                                     PART I


ITEM 1.    BUSINESS

GENERAL

         USA Truck, Inc. (the "Company" or "USA Truck") is engaged in the transportation of general commodity freight in interstate and foreign commerce. Operations are conducted primarily east of the Rocky Mountains, but the Company holds authority to transport and does transport freight between all points in the continental United States, other than intrastate, and between all points in the U.S., on the one hand, and the Canadian provinces of Ontario and Quebec, on the other. The Company also provides the U.S. and Canadian portions of shipments between points in the U.S. and Canadian provinces of Ontario and Quebec, on the one hand, and points in Mexico, on the other. The Company transfers freight to, or receives freight from Mexican carriers at the U.S.-Mexico border in Laredo, Texas. Revenue from foreign countries represents less than 5% of total revenues of the Company for each of the past three years. The principal types of freight transported include automotive parts and materials, tires, paper and paper products, glass, retail store merchandise, chemicals, aluminum and manufacturing materials and supplies. USA Truck does not transport Class A or Class B explosives, garbage, radioactive materials or hazardous wastes. The Company does not operate any flatbed, tanker, or other specialized trailers.

         USA Truck transports freight in truckload quantities from individual shippers to single or multiple destinations on an as-needed basis. Its business consists primarily of medium haul shipments, more than 700 but less than 1,000 miles. For 1996, 1997, and 1998, the average length of haul for Company tractors was 878 miles, 920 miles, and 916 miles, respectively.

         The Company was incorporated in 1983 as a wholly owned subsidiary of Arkansas Best Corporation. In December 1988, the stock of the Company was sold to management, and the Company completed its initial public offering of Common Stock in late March 1992.

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

         The Company is committed to prompt freight pickup, consistent on-time delivery, and twenty-four hours a day, seven days a week dispatching. It has taken a number of steps to meet these commitments. In particular, it (i) adheres to strict maintenance and cleaning schedules to avoid breakdowns and delays; (ii) provides detailed routing instructions for, and maintains satellite communications with, drivers to expedite delivery; (iii) maintains trailer pools at strategic locations to minimize the time between customer order and pickup; and (iv) provides extra trailers to high volume shippers for loading and unloading at their convenience.

         USA Truck utilizes cost-efficient communications throughout its operations. The Company provides EDI (electronic data interchange) arrangements with several of its largest customers, providing them with access through their computer systems to current information on the status of their shipments. Beginning in the third quarter of 1997, the Company began installing two-way, satellite based mobile messaging and position-locating equipment in all of its tractors. This equipment is designed to fulfill customers' heightened need for real time transit information as well as provide the Company with an enhanced and cost-effective method of communications between its drivers and its operations personnel. The system permits fleet managers to contact drivers virtually anywhere in the

Company's market area. These capabilities are intended to shorten response time to customers, as well as to allow drivers uninterrupted rest time while awaiting assignment. The installation of the equipment was completed in the fourth quarter of 1997.

         The Company has designed its own management information software systems, which it operates on a mainframe computer that the Company acquired during 1997. This system became operational during the second quarter of 1997, when the Company's software was migrated to the new computer. Prior to that, the Company was on-line with a mainframe computer through a contractual agreement with a third party. These data processing capabilities enhance operating efficiency by providing immediate access to detailed information concerning equipment, cargo, customer's location, credit history, billing arrangements and specific customer requirements. They also permit the Company to respond quickly and accurately to customers' requests and assist in balancing equipment availability throughout the market area. Management believes these information software systems and computer hardware will be sufficient to support the Company's expansion plans at least through 2000 without substantial additional expenditures in the data processing area.

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

         The Marketing Department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. A high percentage of the Company's business is from repeat customers. For the year ended December 31, 1998, at least 94% of USA Truck's operating revenues was derived from customers that were customers of the Company prior to 1998.

         USA Truck establishes rates through individual negotiations with customers and through contracts tailored to the specific needs of shippers.

         For the year ended December 31, 1998, the Company's ten largest customers accounted for 42.0% of revenues and its three largest customers accounted for 22.5% of revenues, with more than 1,000 other customers accounting for the balance. One customer, Wal-Mart Stores, Inc., accounted for 10.2% of revenues for the year. No other customer accounted for more than 10% of revenues.

         Customers are generally required to have credit approval before dispatch. The Company bills customers at or shortly after pickup, and for the last three years receivables collection has averaged approximately 31 days from the billing date.

OPERATIONS

         The Operations Department consists of two primary divisions: the Load Coordinator Group and the Fleet Manager Group.

         Load coordinators are responsible for efficiently matching available equipment with customer needs, and they serve as the contact with customers' receiving and shipping personnel. Load coordinators also have primary responsibility for minimizing empty miles, and they work closely with the Marketing Department to increase equipment utilization.

         The average distance between loads as a percentage of total miles (empty mile factor) is a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. The Company's commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if the Company delayed the pickup until a tractor became available in the area. USA Truck's empty mile factor was 9.78% for the year ended December 31, 1998.

         Fleet managers supervise fleets of approximately 60 drivers each and serve as the drivers' primary contact with the Company. Fleet managers monitor the location of equipment and direct its movement in the most efficient and safe manner practicable.

DRIVERS AND OTHER PERSONNEL

         Driver recruitment and retention continue to be difficult. Recruitment is difficult because Company standards are high and because of declining enrollment in driving schools. Retention is difficult because of wage and job fulfillment considerations. Driver turnover, especially in the early months of employment, is a significant problem, and the competition for qualified drivers is intense. Although USA Truck has experienced difficulty with driver turnover, it has been able to attract and retain qualified drivers sufficient to support its operations. To attract and retain drivers, the Company must continue to provide safe, attractive and comfortable equipment, direct access to management, and competitive wages, benefits and financial incentives designed to encourage longer-term employment.

         Drivers' pay is calculated on the basis of miles driven and increases with tenure. In 1998, drivers averaged 488 miles per workday. On October 18, 1998, the Company implemented a pay increase for drivers that resulted in an average increase in total base compensation of approximately 6% per driver. Drivers are also paid bonuses based on productivity. For 1998, the Company's drivers earned bonuses totaling approximately $1,178,000. During 1998, the Company's drivers earned wages and bonuses averaging $.30 per mile. Because of the recent pay increase, the Company expects that average pay per mile will increase in 1999.

         At December 31, 1998, USA Truck employed 1,404 persons, of which 1,057 were drivers, none of whom was represented by a collective bargaining unit. In the opinion of management, the Company's relationship with its employees is satisfactory.

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

REVENUE EQUIPMENT AND MAINTENANCE

         The Company's current policy is to replace most tractors within 42 months from the date of purchase, which permits the Company to maintain substantial warranty coverage throughout the period of ownership. USA Truck replaces its tractors and trailers based on various factors, including the used equipment market, prevailing interest rates, technological improvements, fuel efficiency and durability. The following table shows the number of units and age of revenue equipment operated by the Company at December 31, 1998:


                        TRACTORS                          TRAILERS
                 ------------------------         --------------------------
                                 AVERAGE                           AVERAGE
MODEL                            MONTHS                            MONTHS
YEAR             NUMBER        IN SERVICE         NUMBER         IN SERVICE
----             ------        ----------         ------         ----------
1999              177               4               --              --
1998              471              14              599              14
1997              284              24              284              25
1996              123              37              234              36
1995               77              42              262              47
1994               --              --              303              59
1993               --              --              229              72
1992               --              --               93              79
                -----             ---            -----             ---
Total           1,132              19            2,004              39
                =====             ===            =====             ===

         At December 31, 1998, USA Truck operated 1,132 conventional sleeper tractors and 2,004 van trailers. To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company buys tractors and trailers manufactured to its specifications. In deciding which equipment to buy, it considers a number of factors, including safety, economy, resale value and driver comfort. All of the Company's tractors are equipped with Detroit Diesel Series 60 12.7-liter engines, air-ride suspension, and anti-lock brakes. The Company's equipment is maintained through a strict preventive maintenance program designed to minimize equipment downtime and to enhance trade-in value.

         Beginning with the November 1995 trailer purchases, the Company began converting its trailer fleet from 48-foot long and 102 inches wide trailers to 53-foot long and 102 inches wide trailers. Because of this conversion process, the Company's trailer to tractor ratio was 1.8-to-1 at December 31, 1998 and will probably increase until the conversion process is substantially completed. Management believes that a 1.8-to-1 ratio is ideal for the Company's operations, in that it promotes efficiency and provides the flexibility needed to serve customer needs. As of December 31, 1998, 1,018 of the 2,004 trailers in the Company's trailer fleet were 53-foot models. All future purchases of trailers will be 53-foot models. The Company is undertaking this conversion in order to meet its customers' requirements and to continue to provide an efficient balance between trailer capacity and weight and length limitations in the various states and Canada.

         During 1998, the Company financed revenue equipment through its collateralized, $20 million revolving credit agreement (the "General Line of Credit" or "Line of Credit"), through conventional financing and lease-purchase arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". All of its revenue equipment is pledged to secure its obligations under such financing arrangements.

REVENUE EQUIPMENT ACQUISITION PROGRAM

         During 1999 and 2000, the Company plans to acquire 353 and 563 new tractors and 500 and 401 new trailers, respectively. This will result in net increases of 151 and 189 tractors and 303 and 148 trailers, respectively. As of February 26, 1999, contracts had been executed for the acquisition of all 353 tractors and 500 trailers to be acquired in 1999. Although these contracts fix the price at which the Company may acquire this equipment, the Company has the right in its discretion to decrease or increase the number of tractors or trailers to be purchased during the year at agreed prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         During 1998, the Company acquired 342 new tractors (a net increase of 125) and 210 new trailers (a net increase of 76). The Company purchased more new tractors and trailers in 1998 than anticipated, in response to current economic conditions and strong demand in the truckload industry.

INSURANCE

         The primary risk areas in the motor carrier industry are cargo loss and damage, personal injury, property damage and workers' compensation claims. Management believes that its insurance coverages are sufficient in each of these areas. It is qualified as a workers' compensation self-insurer in the States of Arkansas and Louisiana. The workers' compensation self-insurance is secured by $300,000 in certificates of deposit. In June 1993, the Company received authority to self-insure for cargo loss and damage claims and up to $1.0 million per occurrence for bodily injury and property damage ("BIPD") claims. These self-insurance arrangements are secured by $1.01 million in letters of credit with the Federal Highway Administration. During 1998, the self-insurance retention levels were $1.0 million for BIPD and $500,000 for workers' compensation claims per occurrence. The Company has insurance coverage for cargo loss and damage claims exceeding $100,000 per occurrence and coverage for physical damage to its tractors and trailers with a self-insurance level of $10,000 per occurrence. The Company has excess general liability coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss.

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover all but the most significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices declined during 1998, but there can be no assurance that diesel prices will continue to decrease or remain below the higher prices experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

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

TRADEMARK

         The Company's name and logo are registered with the United States Patent and Trademark Office, the Canadian Trade Marks Office, and the Mexican Industrial Property Institute. The Company believes its trademark has significant value and is important to its marketing efforts. The trademark registration in each country is renewable indefinitely at the option of the Company.

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

         Motor carrier operations are subject to safety requirements prescribed by the DOT, governing interstate operation, and by Canadian provincial authorities. Matters such as weight and equipment dimensions are also subject to federal, state, and provincial regulations.

         The Company is subject to federal, state, provincial, and local environmental laws and regulations. Management believes that the Company is in substantial compliance with such laws and regulations and that costs of such compliance will not have a material adverse effect on its competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures.

ITEM 2.  PROPERTIES

         The Company owns its headquarters in Van Buren, Arkansas, located on 63 acres. This site has approximately 84,000-square feet of office, training, and driver housing space within two structures, a 12,000-square foot maintenance facility, and a 2,500-square foot dock. In the second quarter of 1997, the Company completed construction of a new 57,000-square foot corporate headquarters next to its existing headquarters facility in Van Buren, Arkansas. The previously existing 27,000-square foot facility will be refurbished over the next several years to house additional training, maintenance and support services. This facility also contains aboveground fuel tanks with a capacity of 40,000 gallons.

         The Company operates a maintenance and driver facility in West Memphis, Arkansas, situated on roughly 16 acres with 13 acres of paved tractor and trailer parking behind fence, a 17,200-square foot shop, an eight-lane drive through fueling station containing above ground fuel tanks with a capacity of 37,000 gallons and drivers' sleeping quarters that can house 36 drivers. During 1998, the Company expanded the shop by 7,200 square feet and added four additional lanes to its drive through fueling station. The drivers' quarters also include a recruiting office and driver training center for new drivers. The Company owns 13 of the 16 acres and leases the remainder under a long-term lease agreement with an initial term ending in November 2044. Located at the intersection of I-40 and I-55, this facility is an ideal location for these activities.

         In August 1995, the Company completed construction of and began operating its maintenance and driver facility in Shreveport, Louisiana, with 15 acres of paved tractor and trailer parking behind fence, a 12,000-square foot shop, a two-lane drive through fueling station containing above ground fuel tanks with a capacity of 37,000 gallons and a drivers' sleeping quarters that can house 32 drivers. The drivers' quarters also include a recruiting office and driver training center for new drivers. The facility is located on 20 acres of land owned by the Company near I-20 on US Hwy. 80 and is strategically located near several major customers in the area.

         In June 1996, the Company began operating its maintenance and driver facility in Vandalia, Ohio, with approximately five acres of paved tractor and trailer parking behind fence, a 2,400-square foot shop, a one-lane drive through fueling station containing a below ground fuel tank with a capacity of 10,000 gallons and a drivers' sleeping quarters that can house 22 drivers. The drivers' quarters also include a sales office. The Company owned facility is located near I-75 & I-70 and is strategically located for these activities.

         The Company leases, on a month-to-month basis, parking and office facilities in East Peoria and Blue Island, Illinois.

         Management believes that its facilities will be sufficient for its operations at least through 1999.

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market under the symbol: USAK. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by The Nasdaq Stock Market for 1998 and 1997.

1998                                                                 HIGH        LOW
----                                                                 ----        ---

First Quarter..............................................        $ 16.13   $ 10.88
Second Quarter.............................................        $ 16.94   $ 14.25
Third Quarter..............................................        $ 17.00   $ 10.25
Fourth Quarter.............................................        $ 12.38   $  9.50

1997                                                                 HIGH        LOW
----                                                                 ----        ---
First Quarter .............................................        $  9.00   $  7.75
Second Quarter.............................................        $ 11.63   $  9.00
Third Quarter..............................................        $ 12.50   $ 10.75
Fourth Quarter.............................................        $ 13.88   $ 11.38

         As of February 26, 1999, there were 287 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Company estimates that there were approximately 2,150 beneficial owners of the Common Stock as of that date.

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

                                                                    YEAR ENDED DECEMBER 31
                                                     -------------------------------------------------------------
                                                        1998         1997         1996         1995         1994
                                                     -------------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
     Operating revenues ..........................   $ 145,216    $ 129,507    $ 108,313    $ 102,400    $  92,511
     Operating expenses and costs:
        Salaries, wages and employee benefits ....      61,297       53,122       45,122       42,860       38,094
        Operations and maintenance ...............      33,401       34,189       31,064       26,909       23,144
        Operating taxes and licenses .............       2,547        2,160        1,964        1,822        1,575
        Insurance and claims .....................       7,250        6,773        6,422        5,146        3,632
        Communications and utilities .............       1,469        1,828        1,612        1,285          980
        Depreciation and amortization ............      16,179       13,608       11,839       11,145        9,125
        Other ....................................       4,113        3,659        4,038        2,794        2,075
                                                     ---------    ---------    ---------    ---------    ---------
                                                       126,256      115,339      102,061       91,961       78,625
                                                     ---------    ---------    ---------    ---------    ---------
     Operating income ............................      18,960       14,168        6,252       10,439       13,886
     Other (income) expenses:
        Interest expense .........................       1,715        1,380          730          799          781
        Gain on disposal of assets ...............         (37)          (2)          (9)          (1)        (118)
        Other, net ...............................         102         (191)          (4)        (152)         138
                                                     ---------    ---------    ---------    ---------    ---------
                                                         1,780        1,187          717          646          801
                                                     ---------    ---------    ---------    ---------    ---------
     Income before income taxes ..................      17,180       12,981        5,535        9,793       13,085

     Income taxes ................................       6,683        5,078        2,153        3,756        5,018
                                                     ---------    ---------    ---------    ---------    ---------
     Net Income ..................................   $  10,497    $   7,903    $   3,382    $   6,037    $   8,067
                                                     =========    =========    =========    =========    =========

     Basic:
        Net income per share .....................   $    1.12    $    0.84    $    0.36    $    0.62    $    0.84
                                                     =========    =========    =========    =========    =========
        Average shares outstanding ...............       9,400        9,356        9,463        9,684        9,651
                                                     =========    =========    =========    =========    =========
     Diluted:
        Net income per share .....................   $    1.11    $    0.83    $    0.35    $    0.60    $    0.81
                                                     =========    =========    =========    =========    =========
        Average shares outstanding ...............       9,466        9,485        9,620       10,028        9,904
                                                     =========    =========    =========    =========    =========
     Cash dividends per share ....................          --           --           --           --           --

BALANCE SHEET DATA (AT END OF YEAR):
     Current assets ..............................   $  20,459    $  20,292    $  16,825    $  16,008    $  12,516
     Current liabilities .........................      21,151       20,762       15,193       13,295       10,764
     Total assets ................................     119,611      113,518       86,330       78,980       66,435
     Long-term debt, less current maturities .....      19,058       27,057       15,867       13,361        9,427
     Stockholders' equity ........................      62,734       52,373       44,424       43,157       38,645

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to operating revenues for the years indicated:

                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                   1998         1997          1996
                                                  ---------------------------------
Operating revenues ......................         100.0%       100.0%        100.0%
Operating expenses and costs:
    Salaries, wages and employee benefits          42.2         41.0          41.7
    Operations and maintenance ..........          23.0         26.4          28.7
    Operating taxes and licenses ........           1.8          1.7           1.8
    Insurance and claims ................           5.0          5.2           5.9
    Communications and utilities ........           1.0          1.4           1.5
    Depreciation and amortization .......          11.1         10.5          10.9
    Other ...............................           2.8          2.9           3.7
                                                  -----        -----         -----
                                                   86.9         89.1          94.2
                                                  -----        -----         -----
Operating income ........................          13.1         10.9           5.8
Other (income) expenses:
    Interest expense ....................           1.2          1.1           0.7
    Gain on disposal of assets ..........            --           --            --
    Other, net ..........................           0.1         (0.2)           --
                                                  -----        -----         -----
                                                    1.3          0.9           0.7
                                                  -----        -----         -----
Income before income taxes ..............          11.8         10.0           5.1
Income taxes ............................           4.6          3.9           2.0
                                                  -----        -----         -----
Net income ..............................           7.2%         6.1%          3.1%
                                                  =====        =====         =====

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Operating revenues increased 12.1% to $145.2 million in 1998 from $129.5 million in 1997, resulting from increased business with existing customers and additional business from new customers. Average revenue per mile increased to $1.12 in 1998 from $1.11 in 1997. The empty mile factor decreased to 9.78% in 1998 from 10.05% of paid miles in 1997. There was a 12.4% increase in the number of shipments to 128,179 in 1998 from 114,022 in 1997. This volume improvement was made possible by an increase of 13.2% in the average number of tractors operated from 935 in 1997 to 1,058 in 1998. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 1.4% in miles per tractor per week from 2,475 in 1997 to 2,441 in 1998.

         Operating expenses and costs as a percentage of revenues improved to 86.9% in 1998 from 89.1% in 1997. This change resulted primarily from a decrease, on a percentage of revenue basis, in operations and maintenance costs, in insurance and claims expense and in communications and utilities expense. These decreases were partially offset by increases, on a percentage of revenue basis, in salaries, wages, and employee benefits and in depreciation and amortization expense. The percentage decrease, relative to revenues, in operations and maintenance costs was primarily the result of a decrease of 16 cents per gallon in the average cost of fuel in 1998 compared to 1997, and by an increase in fuel efficiency to 6.41 average miles per gallon in 1998 from
6.29 in 1997. The percentage decrease, relative to revenues, in insurance and claims expense was due to a decrease in the number and severity of accidents in 1998 as compared to 1997. The decrease in communications and utilities expense, as a percentage of revenue and in actual dollars, reflects the installation in December 1997 of the Company's two-way, satellite-based mobile messaging and position-locating equipment in all of its tractors. This equipment has greatly reduced the Company's telephone expenses and increased the efficiency of communications with drivers. In addition, these devices have enabled the Company to eliminate the cost associated with the global paging system the Company was previously utilizing in its operations. The increase in salaries, wages, and employee benefits was due to an increase in aggregate driver pay, an increase in driver total base compensation of approximately 6% per driver in October 1998, along with an increase in incentives earned by employees due to improved operating and financial performance of the Company in 1998 compared to 1997. The increase in depreciation and amortization expense reflects the effects of timing differences between trade-in cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those being retired.

         As a result of the foregoing factors, operating income increased 33.8% to $19.0 million, or 13.1% of revenues, in 1998 from $14.2 million, or 10.9% of revenues, in 1997.

         Interest expense increased 24.3% to $1.7 million in 1998 from $1.4 million in 1997, resulting primarily from an increase in borrowings to facilitate equipment purchases, partially offset by a decrease in interest rates, in the aggregate, on both short-term and long-term debt.

         The Company had other income, net, of $191,000 in 1997, compared to other expense, net, of $102,000 in 1998. This increase in other expense, net was due to a variety of factors, no single one of which accounted for more than half of the increase.

         As a result of the above, income before income taxes increased 32.3% to $17.2 million, or 11.8% of revenues, in 1998 from $13.0 million, or 10.0% of revenues, in 1997.

         The Company's effective tax rate decreased to 38.9% in 1998 from 39.1% in 1997. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

         As a result of the aforementioned factors, net income increased 32.8% to $10.5 million, or 7.2% of revenues, in 1998 from $7.9 million, or 6.1% of revenues, in 1997, an increase of 33.8% in diluted net income per share to $1.11 from $.83. The number of shares used in the calculation of diluted net income per share for 1998 and 1997 were 9,465,971 and 9,484,570, respectively.

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

         Operating expenses and costs as a percentage of revenues improved to 89.1% in 1997 from 94.2% in 1996. This change resulted primarily from a decrease, on a percentage of revenue basis, in salaries, wages and employee benefits expenses, in operations and maintenance costs, in insurance and claims expenses, in depreciation and amortization expense and in other expenses. Salaries, wages and employee benefits decreased, relative to revenues, primarily from favorable experience in employee health benefits. The percentage decrease, relative to revenues, in operations and maintenance was primarily the result of a decrease of 2.2 cents per gallon in the average cost of fuel in 1997 compared to 1996, and of an increase in fuel efficiency to 6.29 average miles per gallon in 1997 from 6.12 in 1996. The percentage decrease, relative to revenues, in insurance and claims expenses was due to a decrease in the number and severity of accidents in 1997 as compared to 1996. The overall net cost of those accidents incurred was reduced by insurance coverage for physical damage to tractors and trailers with a self-insurance level of $10,000 per occurrence, effective January 1, 1997. The decrease in depreciation and amortization expense, as a percentage of revenue, reflects the 2.8% increase in utilization as mentioned above. Other expenses decreased, in both dollars and relative to revenues, due to a variety of factors, no single one of which accounted for more than half of the decrease.

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

         As a result of the aforementioned factors, net income increased 133.7% to $7.9 million, or 6.1% of revenues, in 1997 from $3.4 million, or 3.1% of revenues, in 1996, an increase of 137.1% in diluted net income per share to $.83 from $.35. The number of shares used in the calculation of diluted net income per share for 1997 and 1996 were 9,484,570 and 9,619,919, respectively.

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

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover all but the most significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices declined during 1998, but there can be no assurance that diesel prices will continue to decrease or remain below the higher prices experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

OPERATIONAL DATA

         The following table sets forth certain operational information for the last three fiscal years:

                                                                    YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                1998            1997            1996
                                                                ----            ----            ----
Total loads moved during the year .....................         128,179         114,022          99,979
Average number of tractors operated during the year ...           1,058             935             802
Number of tractors operated at year end ...............           1,132           1,007             862
Number of trailers operated at year end ...............           2,004           1,928           1,510
Total tractor miles during the year ...................     148,590,937     133,941,037     113,406,333

LIQUIDITY AND CAPITAL RESOURCES

         The continued growth of the Company's business has required significant investments in new revenue equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings, including borrowings under the General Line of Credit, and capitalized lease obligations. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment. Cash flows from operations were $28.5 million for 1998 and $28.3 million for 1997.

         The Company's General Line of Credit provides for available borrowings of up to $20.0 million, including letters of credit not exceeding $5.0 million. The Company decreased the maximum borrowing limit from $28.5 million to the current level based upon its evaluation of the Company's borrowing requirements. As of December 31, 1998, approximately $16.1 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2001, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit fluctuates between the lender's prime rate, or prime plus 1/2% or LIBOR plus a certain percentage which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the General Line of Credit for the year ending December 31, 1998 was 6.81%. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount. The principal maturity can be accelerated if the borrowing base (based on percentages of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit. See Note 4 to the Financial Statements.

         On December 30, 1998, the Company amended its lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997 with another financial institution to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended to extend the commitment term to December 31, 1999 and provide for a maximum borrowing amount of $12.4 million during 1999. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of December 31, 1998, $12.4 million remained available under the Equipment TRAC Lease Commitment. The interest rate on the capital leases under the Equipment TRAC Lease Commitment fluctuates in relation to the interest rate for 3 1/2-year Treasury Notes as published in The Wall Street Journal and is fixed upon execution of a lease. As of December 31, 1998, capital leases in the aggregate principal amount of $8.6 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 4.04% per annum.

         As of December 31, 1998, capital leases in the aggregate principal amount of $12.8 million were outstanding under a prior lease commitment with an average interest rate of 5.25% per annum.

         The Company's long-term debt, excluding current portion, decreased by 29.6% to $19.1 million at December 31, 1998 from $27.1 million at December 31, 1997. This decrease was from the retirement of $14.8 million in debt, partially offset by increased borrowings under the Equipment TRAC Lease Commitment for revenue equipment purchases. The retired debt had an average interest rate of approximately 6.60% and was retired with cash flow from operations.

         During the years 1999 and 2000, the Company plans to make approximately $82.7 million in capital expenditures. At December 31, 1998, USA Truck was committed to spend $31.9 million of this amount for revenue equipment in 1999, and $47.2 million of this amount is currently budgeted for revenue equipment in 2000. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

         The General Line of Credit, the Equipment TRAC Lease Commitment, equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 1999. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, equipment leases, the General Line of Credit, and the Equipment TRAC Lease Commitment for the foreseeable future.

         In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. In September 1998, this repurchase authorization expired. Upon expiration of this authorization, the Company had purchased 449,250 shares pursuant to this authorization at an aggregate purchase price of $4.6 million. On May 7, 1997, the Board of Directors authorized the retirement of all shares purchased prior to May 6, 1997 and not previously retired, which resulted in the retirement of 185,500 shares of treasury stock that had been purchased at an aggregate cost of $1.6 million. The Company had previously retired 254,000 shares of treasury stock on May 8, 1996. In addition, as of December 31, 1998, 7,961 of the remaining 9,750 repurchased shares had been resold under the Company's Employee Stock Purchase Plan.

         In addition, on July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization became effective in September 1998 upon the expiration of the Company's existing stock repurchase program. As of December 31, 1998, the Company had purchased 45,000 shares pursuant to this new authorization at an aggregate purchase price of $462,000. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

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

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, dispatch, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as heating and air conditioning systems, fax machines, tractor engine electronic control modules, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in November 1997, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. As of February 15, 1999, the Company estimates that it had completed approximately 95% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 5% of the initiatives are in process and expected to be completed on or about June 30, 1999.

-------------------------------------------------------------------------------------------------------------
                                                                                                 PERCENT
                          YEAR 2000 INITIATIVE                                TIME FRAME         COMPLETE
-------------------------------------------------------------------------- ------------------ ---------------
Initial IT system assessment                                               11/97 - 09/98            100%
                                                                           ------------------ ---------------
Remediation of central system issues                                       01/98 - 06/99            100%
                                                                           ------------------ ---------------
Remediation of departmental system issues                                  01/98 - 06/99            100%
                                                                           ------------------ ---------------
Upgrades to telephone/PBX and other systems                                01/98 - 06/99            100%
                                                                           ------------------ ---------------
Electronic data interchange trading partner conversions                    01/98 - 06/99            100%
                                                                           ------------------ ---------------
Desktop and individual systems assessment and remediation                  01/98 - 06/99            100%
                                                                           ------------------ ---------------
Assessment of non-IT systems                                               01/98 - 09/98            100%
                                                                           ------------------ ---------------
Remediation of non-IT systems                                              05/98 - 06/99             90%
-------------------------------------------------------------------------------------------------------------

         The Company has also conducted telephone surveys and mailed letters to significant vendors and service providers, and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products obtained from and services provided by such entities are Year 2000 compliant. As of February 15, 1999, the Company had received responses from approximately 99% of such third parties. However, only 9% of the companies that have responded have provided either verbal or written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up telephone survey to significant vendors, service providers, and customers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, was completed by November 1, 1998, with responses due by January 15, 1999. As a result of the second telephone survey, only an additional 18% of all third parties contacted provided either verbal or written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $95,000, which will be funded from operating cash flows. Such amount represents approximately 2.5% of the Company's total actual and anticipated IT expenditures for fiscal 1998 through fiscal 1999. As of December 31, 1998, the Company had incurred costs of approximately $21,000 related to its Year 2000 program. All of the $21,000 relates to analysis, repair, or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 projects. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, remediation and testing is not effected with respect to problems that are identified, or such remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or business.

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

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). The provisions of SFAS 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the financial statements. The Company's comprehensive income items are not material; accordingly, the adoption of this statement in 1998 had no impact on the Company's financial statements.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). The Company's operations are comprised entirely of one segment. This statement was adopted in 1998 and had no impact on the disclosures in the Company's financial statements.

         In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on the capitalization of certain costs incurred in developing or acquiring internal-use computer software. This statement was adopted in 1998 and did not have a significant impact on the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's General Line of Credit agreement provides for borrowings which bear interest at variable rates based on either a prime rate or the LIBOR. At December 31, 1998, the Company had $2.9 million outstanding pursuant to the General Line of Credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

         All customers are required to pay for Company services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to the Company in Canadian dollars, any foreign currency exchange risk associated with such payments is insignificant.

         The Company does not engage in hedging transactions relating to diesel fuel or any other commodity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----
Report of Independent Auditors .........................................................................     18

Balance Sheets as of December 31, 1998 and 1997.........................................................     19

Statements of Income for the years ended December 31, 1998, 1997 and 1996...............................     20

Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.................     21

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...........................     22

Notes to Financial Statements...........................................................................     23

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
USA Truck, Inc.

We have audited the accompanying balance sheets of USA Truck, Inc. as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                   ERNST & YOUNG LLP



Little Rock, Arkansas
January 20, 1999

                                USA TRUCK, INC.

                                 BALANCE SHEETS

                                                                           December 31,
                                                                --------------------------------
                                                                    1998               1997
                                                                --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ..............................     $   1,779,643      $   3,667,311
   Receivables (Note 4):
     Trade, less allowance for doubtful accounts of
       $140,670 in 1998 and $170,250 in 1997 ..............        13,928,848         12,613,314
     Other ................................................           299,914            282,407
   Inventories ............................................           236,338            291,691
   Deferred income taxes (Note 6) .........................         1,573,365          1,956,115
   Prepaid expenses and other current assets (Note 2) .....         2,640,561          1,481,317
                                                                -------------      -------------
Total current assets ......................................        20,458,669         20,292,155
Property and equipment (Notes 4 and 5):
   Land and structures ....................................        14,637,631         14,052,722
Revenue equipment .........................................       107,323,786         96,571,178
   Service, office and other equipment ....................        10,947,496          9,872,201
                                                                -------------      -------------
                                                                  132,908,913        120,496,101
   Accumulated depreciation and amortization ..............       (36,769,320)       (30,314,193)
                                                                -------------      -------------
                                                                   96,139,593         90,181,908
Security deposits .........................................         1,745,478          1,745,478
Other assets ..............................................         1,267,479          1,298,629
                                                                -------------      -------------
Total assets ..............................................     $ 119,611,219      $ 113,518,170
                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank drafts payable ....................................     $     425,485      $     371,730
Trade accounts payable ....................................         3,397,593          3,125,666
   Accrued expenses (Note 3) ..............................        11,139,369         10,978,135
   Current maturities of long-term debt (Notes 4 and 5) ...         6,188,241          6,285,986
                                                                -------------      -------------
Total current liabilities .................................        21,150,688         20,761,517

Long-term debt, less current maturities (Notes 4 and 5) ...        19,057,816         27,056,954
Deferred income taxes (Note 6) ............................        14,576,038         11,641,824
Insurance and claims accruals .............................         2,092,614          1,684,614

Commitments and contingencies (Notes 5 and 11)

Stockholders' equity (Notes 4 and 9):
   Preferred Stock, $.01 par value; 1,000,000 shares
     authorized; none issued ..............................                --                 --
   Common Stock, $.01 par value; 16,000,000 shares
     authorized; issued 9,437,097 shares in 1998
     and 9,374,868 shares in 1997 .........................            94,371             93,749
   Additional paid-in capital .............................        12,921,342         12,577,336
   Retained earnings ......................................        50,199,325         39,702,176
   Less treasury stock, at cost (46,789 shares in 1998) ...          (480,975)                --
                                                                -------------      -------------
Total stockholders' equity ................................        62,734,063         52,373,261
                                                                -------------      -------------
Total liabilities and stockholders' equity ................     $ 119,611,219      $ 113,518,170
                                                                =============      =============

See accompanying notes.

                                USA TRUCK, INC.

                              STATEMENTS OF INCOME

                                                                        Year Ended December 31,
                                                          ---------------------------------------------------
                                                               1998               1997               1996
                                                          ---------------------------------------------------
Operating revenues ..................................     $ 145,216,121      $ 129,507,242      $ 108,312,633

Operating expenses and costs:
   Salaries, wages and employee benefits (Note 7) ...        61,296,860         53,122,136         45,122,323
   Operations and maintenance .......................        33,400,982         34,188,558         31,064,185
   Operating taxes and licenses .....................         2,547,449          2,160,408          1,963,888
   Insurance and claims .............................         7,249,853          6,773,001          6,422,064
   Communications and utilities .....................         1,468,485          1,827,608          1,612,030
   Depreciation and amortization ....................        16,179,143         13,607,835         11,839,187
   Other ............................................         4,113,158          3,658,992          4,037,196
                                                          -------------      -------------      -------------
                                                            126,255,930        115,338,538        102,060,873
                                                          -------------      -------------      -------------
Operating income ....................................        18,960,191         14,168,704          6,251,760

Other (income) expenses:
   Interest expense .................................         1,714,662          1,379,481            729,885
   Gain on disposal of assets .......................           (37,088)            (1,731)            (9,770)
   Other, net .......................................           102,340           (190,641)            (3,835)
                                                          -------------      -------------      -------------
                                                              1,779,914          1,187,109            716,280
                                                          -------------      -------------      -------------
Income before income taxes ..........................        17,180,277         12,981,595          5,535,480

Income taxes (Note 6):
   Current ..........................................         3,366,164          4,027,787          1,219,993
   Deferred .........................................         3,316,964          1,050,336            933,309
                                                          -------------      -------------      -------------
                                                              6,683,128          5,078,123          2,153,302
                                                          -------------      -------------      -------------
Net income ..........................................     $  10,497,149      $   7,903,472      $   3,382,178
                                                          =============      =============      =============

Net income per share (Notes 8 and 9):
   Basic earnings per share .........................     $        1.12      $         .84      $         .36
                                                          =============      =============      =============
   Diluted earnings per share .......................     $        1.11      $         .83      $         .35
                                                          =============      =============      =============

See accompanying notes.

                                USA TRUCK, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            ADDITIONAL
                                             COMMON           PAID-IN           RETAINED         TREASURY
                                              STOCK           CAPITAL           EARNINGS           STOCK              TOTAL
                                             ---------------------------------------------------------------------------------
Balance at January 1, 1996 ............      $ 97,147       $ 16,320,361       $28,416,526      $(1,677,313)      $ 43,156,721
    Exercise of stock options, net
      (Note 9) ........................           389            271,725                --               --            272,114
    Tax benefit of stock options
      (Note 6) ........................            --             35,856                --               --             35,856
    Purchases of 247,000 shares of
      common stock into treasury ......            --                 --                --       (2,422,874)        (2,422,874)
    Retirement of 254,000 shares
      of treasury stock ...............        (2,540)        (2,790,157)               --        2,792,697                 --
    Net income for 1996 ...............            --                 --         3,382,178               --          3,382,178
                                             --------       ------------       -----------      -----------       ------------
Balance at December 31, 1996 ..........        94,996         13,837,785        31,798,704       (1,307,490)        44,423,995
    Exercise of stock options, net
      (Note 9) ........................           608            374,439                --               --            375,047
    Purchases of 40,500 shares of
      common stock into treasury ......            --                 --                --         (329,253)          (329,253)
    Retirement of 185,500 shares
      of treasury stock ...............        (1,855)        (1,634,888)               --        1,636,743                 --
    Net income for 1997 ...............            --                 --         7,903,472               --          7,903,472
                                             --------       ------------       -----------      -----------       ------------
Balance at December 31, 1997 ..........        93,749         12,577,336        39,702,176               --         52,373,261
    Exercise of stock options, net
      (Note 9) ........................           622            290,941                --               --            291,563
    Tax benefit of stock options
      (Note 6) ........................            --             53,065                --               --             53,065
    Purchases of 54,750 shares of
      common stock into treasury ......            --                 --                --         (585,962)          (585,962)
    Sale of 7,961 shares of treasury
      stock to employee stock
      purchase plan ...................            --                 --                --          104,987            104,987
    Net income for 1998 ...............            --                 --        10,497,149               --         10,497,149
                                             --------       ------------       -----------      -----------       ------------
Balance at December 31, 1998 ..........      $ 94,371       $ 12,921,342       $50,199,325      $  (480,975)      $ 62,734,063
                                             ========       ============       ===========      ===========       ============

See accompanying notes.

                                USA TRUCK, INC.

                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                               ------------------------------------------------
                                                                   1998              1997              1996
                                                               ------------------------------------------------
OPERATING ACTIVITIES
Net income ...............................................     $ 10,497,149      $  7,903,472      $  3,382,178
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .......................       16,179,143        13,607,835        11,839,187
     Provision for doubtful accounts .....................           30,000            30,000           148,713
Deferred income taxes ....................................        3,316,964         1,050,336           933,309
     Gain on disposal of assets ..........................          (37,088)           (1,731)           (9,770)
     Changes in operating assets and liabilities:
       Receivables .......................................       (1,363,041)         (186,827)         (964,109)
       Inventories, prepaid expenses and other
         current assets ..................................       (1,103,891)         (106,694)           11,043
       Bank drafts payable, trade accounts payable and
         accrued expenses ................................          539,981         5,568,536        (1,031,939)
       Insurance and claims accruals - long-term .........          408,000           408,000           562,077
                                                               ------------      ------------      ------------
Net cash provided by operating activities ................       28,467,217        28,272,927        14,870,689

INVESTING ACTIVITIES
Purchases of property and equipment ......................      (21,731,600)      (32,777,855)      (16,996,876)
Proceeds from sale of equipment ..........................        6,395,382         8,174,217         4,894,329
Increase in other assets .................................           31,150          (307,728)         (117,777)
                                                               ------------      ------------      ------------
Net cash used by investing activities ....................      (15,305,068)      (24,911,366)      (12,220,324)


FINANCING ACTIVITIES
Borrowings under long-term debt ..........................       14,325,000        29,553,208        14,280,000
Proceeds from the exercise of stock options ..............          291,563           375,047           272,114
Proceeds from sale of treasury stock .....................          104,987                --                --
Payments to repurchase common stock ......................         (585,962)         (597,379)       (2,154,749)
Principal payments on long-term debt .....................      (22,800,000)      (23,828,208)      (11,880,000)
Principal payments on capitalized lease obligations ......       (6,385,405)       (6,683,864)       (3,337,176)
                                                               ------------      ------------      ------------
Net cash used by financing activities ....................      (15,049,817)       (1,181,196)       (2,819,811)
                                                               ------------      ------------      ------------

Increase (Decrease) in cash and cash equivalents .........       (1,887,668)        2,180,365          (169,446)
Cash and cash equivalents:
   Beginning of year .....................................        3,667,311         1,486,946         1,656,392
                                                               ------------      ------------      ------------
   End of year ...........................................     $  1,779,643      $  3,667,311      $  1,486,946
                                                               ============      ============      ============

See accompanying notes.

                                USA TRUCK, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

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

One customer represented approximately 11% and 12% of net trade receivables as of December 31, 1998 and 1997, respectively. A different customer represented approximately 10% and 13% of revenues for the years ended December 31, 1998 and 1997, respectively.

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

                                USA TRUCK, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CLAIMS LIABILITIES

The Company is self-insured up to certain limits for bodily injury, property damage, workers' compensation, and cargo loss and damage claims. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. In 1998 the Company was self-insured up to $1,000,000 per occurrence for bodily injury and property damage, up to $500,000 for workers' compensation claims, and up to $100,000 per occurrence for cargo loss and damage claims. These self-insurance arrangements are secured by $1,010,000 in letters of credit.

The workers' compensation self-insurance is secured by $300,000 in certificates of deposit maturing during 1999. The certificates of deposit are included in other assets on the balance sheet as of December 31, 1998 and 1997.

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

EARNINGS PER SHARE

Earnings per share amounts are computed based on Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year excluding any dilutive effects of options. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by common stock equivalents attributable to dilutive options.

COMPENSATION TO EMPLOYEES

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25 because the exercise price of employee stock options equaled the market price of the underlying stock on the grant date, no compensation expense is recorded. The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

                                USA TRUCK, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement was adopted in 1998 and had no impact on the Company's financial statements.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's operations are comprised entirely of one segment. This statement was adopted in 1998 and had no impact on the disclosures in the Company's financial statements.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on the capitalization of certain costs incurred in developing or acquiring internal-use computer software. This statement was adopted in 1998 and did not have a significant impact on the Company's financial statements.

2.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                          December 31,
                                    -------------------------
                                       1998           1997
                                    -------------------------
Prepaid licenses and taxes ....     $  938,881     $  345,114
Prepaid insurance .............      1,624,315        958,824
Other .........................         77,365        177,379
                                    ----------     ----------
                                    $2,640,561     $1,481,317
                                    ==========     ==========

3.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                               December 31,
                                                       ---------------------------
                                                           1998            1997
                                                       ---------------------------
Salaries, wages, bonuses and employee benefits ...     $ 4,825,956     $ 4,451,409
Insurance and claims accruals ....................       4,071,832       4,334,109
Other ............................................       2,241,581       2,192,617
                                                       -----------     -----------
                                                       $11,139,369     $10,978,135
                                                       ===========     ===========

4.  LONG-TERM DEBT

 Long-term debt consists of the following:

                                                    December 31,
                                           ------------------------------
                                               1998              1997
                                           ------------------------------
Revolving credit agreement (1) .......     $  2,900,000      $ 11,375,000
Capitalized lease obligations (2) ....       22,346,057        21,967,940
                                           ------------      ------------
                                             25,246,057        33,342,940
Less current maturities ..............       (6,188,241)       (6,285,986)
                                           ------------      ------------
                                           $ 19,057,816      $ 27,056,954
                                           ============      ============

                                USA TRUCK, INC.

4.   LONG-TERM DEBT (CONTINUED)

     (1) The Company's revolving credit agreement (the "Line of Credit") provides for available borrowings of $20,000,000, including letters of credit not exceeding $5,000,000. The Line of Credit matures on April 30, 2001, prior to which time, subject to certain conditions, the remaining balance may be converted at any time at the Company's option to a term loan requiring forty-eight equal monthly principal payments plus interest. The credit facility bears variable interest based on the lenders prime rate, or prime plus 1/2% or LIBOR plus a certain percentage which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the credit facility for the year ending December 31, 1998 was 6.81%. A quarterly commitment fee of 1/4% per annum is payable on the unused credit line. The Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has outstanding letters of credit of approximately $1,010,000 at December 31, 1998.

         The Line of Credit requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $38,700,000 at December 31, 1998. The Company was in compliance with these covenants at December 31, 1998. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Line of Credit approximates its fair value since the interest rate is variable.

     (2) The leases extend through July, 2002 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.8% to 5.7% at December 31, 1998. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

The Company made interest payments of approximately $1,699,000, $1,454,000 and $793,000 during 1998, 1997 and 1996, respectively. The Company capitalized $6,800 and $86,600 in interest as a result of construction during 1998 and 1997, respectively.

5.  LEASES AND COMMITMENTS

Capital lease obligations of $6,763,522, $12,416,151 and $6,141,601 were incurred during the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998, the future minimum payments under capitalized leases with initial terms of one year or more were $7,204,228 for 1999, $7,088,033 for 2000, $6,684,652 for 2001 and $3,344,409 for 2002. The present value of net minimum lease payments was $22,346,057 which includes the current portion of the capital leases of $6,188,241 and excludes amounts representing interest of $1,975,265.

At December 31, 1998, property and equipment included capitalized leases which had capitalized costs of $28,666,354, accumulated amortization of $6,957,207 and a net book value of $21,709,147. At December 31, 1997 property and equipment included capitalized leases which had capitalized costs of $27,246,295, accumulated amortization of $6,075,925 and a net book value of $21,170,370. Amortization of leased assets is included in depreciation and amortization expense.

Commitments to purchase revenue equipment, which are cancelable by the Company if certain conditions are met, aggregated approximately $31,909,000 at December 31, 1998.

                                USA TRUCK, INC.

6.  FEDERAL AND STATE INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                               December 31,
                                                      ------------------------------
                                                          1998              1997
                                                      ------------------------------
Noncurrent deferred tax liabilities:
   Tax over book depreciation ...................     $ 14,512,768      $ 11,623,611
Capitalized leases ..............................           63,270            18,213
                                                      ------------      ------------
Total noncurrent deferred tax liabilities .......     $ 14,576,038      $ 11,641,824
                                                      ============      ============
Current deferred tax assets:
   Revenue recognition ..........................     $   (116,286)     $    (86,131)
   Accrued expenses not deductible until paid ...       (2,420,906)       (2,296,296)
   Allowance for doubtful accounts ..............          (53,033)          (62,450)
                                                      ------------      ------------
Total current deferred tax assets ...............       (2,590,225)       (2,444,877)
Current deferred tax liabilities:
   Prepaid expenses deductible when paid ........        1,016,860           488,762
                                                      ------------      ------------
Net current deferred tax assets .................     $ (1,573,365)     $ (1,956,115)
                                                      ============      ============

Significant components of the provision for income taxes are as follows:

                                          Year Ended December 31,
                                  ----------------------------------------
                                     1998           1997           1996
                                  ----------------------------------------
Current
-------
Federal .....................     $2,812,318     $3,491,181     $1,009,834
State .......................        553,846        536,606        210,159
                                  ----------     ----------     ----------
Total current ...............      3,366,164      4,027,787      1,219,993

Deferred
--------
Federal .....................      2,883,617        862,092        830,388
State .......................        433,347        188,244        102,921
                                  ----------     ----------     ----------
Total deferred ..............      3,316,964      1,050,336        933,309
                                  ----------     ----------     ----------
Total income tax expense ....     $6,683,128     $5,078,123     $2,153,302
                                  ==========     ==========     ==========

During 1998, 1997 and 1996, the Company made income tax payments of approximately $3,484,000, $3,644,000, and $1,255,000, respectively.

During 1998 and 1996, the Company recognized a tax benefit of $53,065 and $35,856 related to stock options, respectively. These amounts were added to additional paid-in capital.

                                USA TRUCK, INC.

6.  FEDERAL AND STATE INCOME TAXES (CONTINUED)

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

                                                               Year Ended December 31,
                                                  -----------------------------------------------
                                                      1998              1997              1996
                                                  -----------------------------------------------
Income tax at 34% statutory federal rate ....     $ 5,841,294       $ 4,413,742       $ 1,882,063
Federal income tax effects of:
   State income taxes .......................        (336,172)         (246,449)         (106,447)
   Nondeductible expenses ...................          98,131            (3,582)           47,566
   Other ....................................          92,682           189,562            17,040
                                                  -----------       -----------       -----------
Federal income taxes ........................       5,695,935         4,353,273         1,840,222
State income taxes ..........................         987,193           724,850           313,080
                                                  -----------       -----------       -----------
Total income tax expense ....................     $ 6,683,128       $ 5,078,123       $ 2,153,302
                                                  ===========       ===========       ===========

Effective tax rate ..........................            38.9%             39.1%             38.9%
                                                  ===========       ===========       ===========

7.  EMPLOYEE BENEFIT PLANS

The Company sponsors the USA Truck, Inc. Employees' Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code, that covers substantially all employees. Employees can contribute up to 15% of their compensation, with the Company matching 50% of the first 4% of compensation contributed by each employee. Company matching contributions were approximately $652,000, $558,000 and $491,000 for 1998, 1997 and 1996, respectively.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            Year Ended December 31,
                                                  -----------------------------------------
                                                      1998           1997           1996
                                                  -----------------------------------------
Numerator:
   Net Income ...............................     $10,497,149     $7,903,472     $3,382,178

Denominator:
   Denominator for basic earnings per
     share - weighted average shares ........       9,399,727      9,355,671      9,462,717

   Effect of dilutive securities:
     Employee stock options .................          66,244        128,899        157,202
                                                  -----------     ----------     ----------
   Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions .........       9,465,971      9,484,570      9,619,919
                                                  ===========     ==========     ==========
Basic earnings per share ....................     $      1.12     $      .84     $      .36
                                                  ===========     ==========     ==========
Diluted earnings per share ..................     $      1.11     $      .83     $      .35
                                                  ===========     ==========     ==========

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

The Company also has a nonqualified stock option plan for directors who are not officers or employees of the Company, which provides for the granting of options to purchase up to 25,000 shares of common stock. No options may be granted under this plan with exercise prices of less than the fair market value of the common stock at the date of grant. Although the exercise period is determined when options are actually granted, options will vest no less than six months or more than three years after the grant date and may not be exercised later than five years after the grant date.

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                          1998                          1997                            1996
                                  --------------------------- -------------------------------- ------------------------------
                                             WEIGHTED-AVERAGE               Weighted-Average                 Weighted-Average
                                  OPTIONS     EXERCISE PRICE     Options     Exercise Price      Options     Exercise Price
                                  -------------------------------------------------------------------------------------------
Outstanding-beginning
  of year                         356,400       $  6.90          425,320        $  6.87          533,520        $  6.67
Granted                            46,000         11.59            9,600           9.73           62,400          10.67
Exercised                         (79,200)         6.30          (63,320)          6.25          (41,400)          7.05
Canceled                               --            --          (15,200)         10.50         (129,200)          7.57
                                  -------       -------          -------        -------          -------        -------
Outstanding-end of year           323,200       $  7.72          356,400        $  6.90          425,320        $  6.87
                                  =======       =======          =======        =======          =======        =======
Exercisable at end of year        103,000       $  6.46          142,200        $  6.25          134,120        $  6.25

Exercise prices for options outstanding as of December 31, 1998 ranged from $9.88 to $11.75 The weighted-average fair value of options granted during 1998 and 1997 were $4.30 and $4.46, respectively. The weighted-average remaining contractual life of these options is 2.44 years.

In 1998, 1997 and 1996, 45,240, 60,007 and 38,210 options, respectively, were exercised for cash. In 1998 and 1997 additional options of 33,960 and 3,313 respectively, were exercised by the exchange of 16,971 and 2,588 shares of stock respectively, (with a market value equal to the exercise price of the options). The exchanged shares were then canceled.

Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's pro forma net income would have been $10,431,143, $7,852,172 and $3,346,948, pro forma basic earnings per share would have been $1.11, $.84 and $.35, and pro forma diluted earnings per share would have been $1.10, $.83 and $.35, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1998: dividend yield of 0%; expected volatility of 0.457%; risk-free interest rates range from 4.29% to 5.44% and expected lives range from 3 to 5 years. The following weighted-average assumptions were used for grants in 1997: dividend yield of 0%; expected volatility of 0.535%; risk-free interest rates range from 5.45% to 6.17% and expected lives range from 3 to 5 years. The following weighted-average assumptions were used for grants in 1996: dividend yield of 0%; expected volatility of 0.884%; risk-free interest rates range from 5.24% to 6.65% and expected lives range from 3 to 6 years.

                                USA TRUCK, INC.

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 1998 and 1997:

                                                                       1998
                                                                THREE MONTHS ENDED
                                            ------------------------------------------------------------
                                             MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                            ------------------------------------------------------------
Operating revenues .....................     $35,223,203     $37,387,246     $36,266,931     $36,338,741
Operating expenses and costs ...........      30,993,887      32,208,832      31,213,221      31,839,990
                                             -----------     -----------     -----------     -----------
Operating income .......................       4,229,316       5,178,414       5,053,710       4,498,751
Other expenses, net ....................         403,265         598,909         435,041         342,699
                                             -----------     -----------     -----------     -----------
Income before income taxes .............       3,826,051       4,579,505       4,618,669       4,156,052
Income taxes ...........................       1,488,334       1,781,428       1,796,662       1,616,704
                                             -----------     -----------     -----------     -----------
Net income .............................     $ 2,337,717     $ 2,798,077     $ 2,822,007     $ 2,539,348
                                             ===========     ===========     ===========     ===========

Average shares outstanding (basic) .....       9,378,054       9,418,826       9,417,520       9,375,927
                                             ===========     ===========     ===========     ===========
Basic earnings per share ...............     $       .25     $       .30     $       .30     $       .27
                                             ===========     ===========     ===========     ===========

Average shares outstanding (diluted) ...       9,478,162       9,531,054       9,512,954       9,442,155
                                             ===========     ===========     ===========     ===========
Diluted earnings per share .............     $       .25     $       .29     $       .30     $       .27
                                             ===========     ===========     ===========     ===========

                                                                           1997
                                                                    Three Months Ended
                                             ------------------------------------------------------------
                                              March 31,       June 30,      September 30,    December 31,
                                             ------------------------------------------------------------
Operating revenues .....................     $30,660,109     $32,079,177     $32,890,769     $33,877,187
Operating expenses and costs ...........      28,338,729      28,576,075      28,896,813      29,526,921
                                             -----------     -----------     -----------     -----------
Operating income .......................       2,321,380       3,503,102       3,993,956       4,350,266
Other expenses, net ....................         223,831         352,545         226,668         384,065
                                             -----------     -----------     -----------     -----------
Income before income taxes .............       2,097,549       3,150,557       3,767,288       3,966,201
Income taxes ...........................         815,947       1,225,567       1,465,475       1,571,134
                                             -----------     -----------     -----------     -----------
Net income .............................     $ 1,281,602     $ 1,924,990     $ 2,301,813     $ 2,395,067
                                             ===========     ===========     ===========     ===========

Average shares outstanding (basic) .....       9,338,825       9,408,270       9,358,868       9,359,216
                                             ===========     ===========     ===========     ===========
Basic earnings per share ...............     $       .14     $       .20     $       .25     $       .26
                                             ===========     ===========     ===========     ===========

Average shares outstanding (diluted) ...       9,415,695       9,528,750       9,508,090       9,522,347
                                             ===========     ===========     ===========     ===========
Diluted earnings per share .............     $       .14     $       .20     $       .24     $       .25
                                             ===========     ===========     ===========     ===========

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Compliance" in the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1999, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1999, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Outstanding Stock and Voting Rights" and "Election of Directors" in the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1999, set forth certain information with respect to the ownership of the Company's voting securities and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" in the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1999, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

   1.  Financial statements.

   The following financial statements of the Company are included in Part II,
Item 8 of this report:

                                                                                                          PAGE
                                                                                                          ----
     Balance Sheets as of December 31, 1998 and 1997.................................................      19
     Statements of Income for the years ended December 31, 1998, 1997 and 1996.......................      20
     Statements of Stockholders' Equity for years ended December 31, 1998, 1997 and 1996.............      21
     Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...................      22
     Notes to Financial Statements...................................................................      23

   2. The following financial statement schedule of the Company is included in
      Item 14(d):

     Schedule II  - Valuation and Qualifying Accounts................................................      36

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

           4.5 Sixth Amendment to Fourth Amended and Restated Revolving Credit Agreement dated December 30, 1997, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.5 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

           4.6 Sixth Amendment to Fourth Amended and Restated Revolving Note of the Company dated December 30, 1997, in the maximum principal amount of $28,500,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit
                        4.5 (incorporated by reference to Exhibit 4.6 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

           4.7* Seventh Amendment to Fourth Amended and Restated Revolving Credit Agreement dated October 30, 1998, between the Company and Deposit Guaranty National Bank, as Lender.

           4.8* Seventh Amendment to Fourth Amended and Restated Revolving Note of the Company dated October 30, 1998, in the maximum principal amount of $20,000,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.7.

           4.9 TRAC Lease Commitment Agreement dated January 24, 1996, between the Company and Fleet Credit Corporation, as Lender. (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1995).

           4.10 First Amendment to TRAC Lease Commitment Agreement dated November 13, 1996, between the Company and Fleet Credit Corporation, as Lender (incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

           4.11 Equipment TRAC Lease Commitment Agreement dated November 12, 1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

           4.12* First Amendment dated December 30, 1998, to the Equipment TRAC Lease Commitment Agreement dated November 12, 1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender.

           4.13 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

           23*          Consent of Ernst & Young LLP, Independent Auditors.

           27*          1998 Financial Data Schedule

--------------
             *   Filed herewith.

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

                                USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                USA TRUCK, INC.

             COLUMN A                                                 COLUMN B       COLUMN C        COLUMN D          COLUMN E
                                                                     --------------------------------------------------------------
                                                                                      (1)
                                                                     BALANCE AT      CHARGED                            BALANCE
                                                                     BEGINNING       TO COST        DEDUCTIONS            END
            DESCRIPTION                                              OF PERIOD     AND EXPENSES       -OTHER           OF PERIOD
                                                                     --------------------------------------------------------------
Year ended December 31, 1998:
   Deducted from asset accounts:
     Allowance for doubtful accounts ..........................       $170,250       $ 30,000       $  59,580(a)        $140,670
                                                                      --------       --------       ---------           --------
Year ended December 31, 1997: Deducted from asset accounts:
     Allowance for doubtful accounts ..........................       $113,000       $ 30,000       $  27,250(a)        $170,250
                                                                      --------       --------       ---------           --------
Year ended December 31, 1996: Deducted from asset accounts:
     Allowance for doubtful accounts ..........................       $104,000       $148,713       $(139,713)(a)       $113,000
                                                                      --------       --------       ---------           --------

(a) Uncollectible accounts written off, net recoveries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA TRUCK, INC.
(Registrant)


By: /s/ ROBERT M. POWELL                     By: /s/ JERRY D. ORLER
    --------------------------------             -------------------------------
    Robert M. Powell                             Jerry D. Orler
    President and Chief Executive                Vice President - Finance, Chief
    Officer                                      Financial Officer and Secretary

Date:  March 25, 1999                           Date:  March 25, 1999


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

              Signature                                   Title                                       Date
              ---------                                   -----                                       ----


        /s/  ROBERT M. POWELL              President, Chief Executive Officer                    March 25, 1999
-------------------------------------                 and Director
          Robert M. Powell

         /s/  JERRY D. ORLER                   Vice President - Finance,                         March 25, 1999
-------------------------------------     Chief Financial Officer, Secretary
           Jerry D. Orler                            and Director

           /s/  J.B. SPEED                              Director                                 March 25, 1999
-------------------------------------
           James B. Speed

        /s/  GEORGE R. JACOBS                           Director                                 March 25, 1999
-------------------------------------
          George R. Jacobs

          /s/  JIM L. HANNA                             Director                                 March 25, 1999
-------------------------------------
            Jim L. Hanna

       /s/  ROLAND S. BOREHAM                           Director                                 March 25, 1999
-------------------------------------
         Roland S. Boreham, Jr.

                               INDEX TO EXHIBITS

          EXHIBIT                                                                   SEQUENTIALLY
          NUMBER                              EXHIBIT                               NUMBERED PAGE
          ------                              -------                               -------------
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

           4.5          Sixth Amendment to Fourth Amended and Restated
                        Revolving Credit Agreement dated December 30, 1997, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.5 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

           4.6          Sixth Amendment to Fourth Amended and Restated
                        Revolving Note of the Company dated December 30, 1997, in the maximum principal amount of $28,500,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit
                        4.5 (incorporated by reference to Exhibit 4.6 to the Company's annual report on Form 10-K for the year ended
                        December 31, 1997).

          EXHIBIT                                                                   SEQUENTIALLY
          NUMBER                              EXHIBIT                               NUMBERED PAGE
          ------                              -------                               -------------
           4.7*         Seventh Amendment to Fourth Amended and Restated
                        Revolving Credit Agreement dated October 30, 1998,
                        between the Company and Deposit Guaranty National Bank,
                        as Lender.

           4.8*         Seventh Amendment to Fourth Amended and Restated
                        Revolving Note of the Company dated October 30, 1998, in the maximum principal amount of $20,000,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit
                        4.7.

           4.9 TRAC Lease Commitment Agreement dated January 24, 1996, between the Company and Fleet Credit Corporation, as Lender. (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1995).

           4.10 First Amendment to TRAC Lease Commitment Agreement dated November 13, 1996, between the Company and Fleet
                        Credit Corporation, as Lender (incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

           4.11         Equipment TRAC Lease Commitment Agreement dated
                        November 12, 1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

           4.12*        First Amendment dated December 30, 1998, to the
                        Equipment TRAC Lease Commitment Agreement dated
                        November 12, 1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender.

           4.13 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange
                        Commission upon request.

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

           21           The Company has no subsidiaries.

          EXHIBIT                                                                   SEQUENTIALLY
          NUMBER                              EXHIBIT                               NUMBERED PAGE
          ------                              -------                               -------------
           23*          Consent of Ernst & Young LLP, Independent Auditors.

           27*          1998 Financial Data Schedule

----------------------
             *   Filed herewith.