Form 10-Q
period 1999-03-31
USA TRUCK INC
filed 1999-04-28
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

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

     9,350,253 shares of common stock, $.01 par value, were outstanding on April 27, 1999.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)                                                                   Page
                                                                                                                 ----

                  Condensed Balance Sheets -- March 31, 1999 and December 31, 1998                                 3

                  Condensed Statements of Income and Comprehensive Income -- Three
                  months ended March 31, 1999 and 1998                                                             4

                  Condensed Statements of Cash Flows -- Three months ended March 31,
                  1999 and 1998                                                                                    5

                  Notes to Condensed Financial Statements -- March 31, 1999                                        6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        7

Item 3.       Quantitative and Qualitative Disclosure about Market Risk                                           17

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.                                                                   18

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                 USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS


                                                                                 March 31,         December 31,
                                                                                   1999               1998
                                                                               -------------      -------------
                                                                                (unaudited)           (note)

                                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $   1,319,097      $   1,779,643
  Accounts receivable:
   Trade, less allowance for doubtful accounts
     (1999 - $149,671; 1998 - $140,670)                                           14,416,599         13,928,848
   Other                                                                             619,134            299,914
  Inventories                                                                        303,794            236,338
  Deferred income taxes                                                              665,851          1,573,365
  Prepaid expenses and other current assets                                        3,314,770          2,640,561
                                                                               -------------      -------------
    Total current assets                                                          20,639,245         20,458,669

PROPERTY AND EQUIPMENT                                                           133,712,518        132,908,913
ACCUMULATED DEPRECIATION AND AMORTIZATION                                        (37,400,810)       (36,769,320)
                                                                               -------------      -------------
                                                                                  96,311,708         96,139,593
SECURITY DEPOSITS                                                                  1,745,478          1,745,478
OTHER ASSETS                                                                       1,267,479          1,267,479
                                                                               -------------      -------------
    Total assets                                                               $ 119,963,910      $ 119,611,219
                                                                               =============      =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank drafts payable                                                          $     488,817      $     425,485
  Trade accounts payable                                                           2,626,904          3,397,593
  Accrued expenses                                                                 8,680,381         11,139,369
  Current maturities of long-term debt                                             6,100,217          6,188,241
                                                                               -------------      -------------
    Total current liabilities                                                     17,896,319         21,150,688

LONG-TERM DEBT, LESS CURRENT MATURITIES                                           20,037,050         19,057,816
DEFERRED INCOME TAXES                                                             14,573,223         14,576,038
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                                            2,194,614          2,092,614

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share; 1,000,000 shares
    authorized; none issued                                                               --                 --
  Common stock par value $.01 per share 16,000,000 shares authorized;
    issued shares (1999 - 9,467,541; 1998 - 9,437,097)                                94,675             94,371
  Additional paid-in capital                                                      13,099,752         12,921,342
  Retained earnings                                                               52,523,444         50,199,325
  Less treasury stock at cost (1999 - 44,832 shares; 1998 - 46,789 shares)          (455,167)          (480,975)
                                                                               -------------      -------------
    Total stockholders' equity                                                    65,262,704         62,734,063
                                                                               -------------      -------------
    Total liabilities and stockholders' equity                                 $ 119,963,910      $ 119,611,219
                                                                               =============      =============

NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                 USA TRUCK, INC.

             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                                       Three Months Ended
                                                                             March 31,
                                                                   ------------------------------
                                                                       1999              1998
                                                                   ------------      ------------

OPERATING REVENUES                                                 $ 36,199,447      $ 35,223,203

OPERATING EXPENSES AND COSTS:
  Salaries wages and employee benefits                               15,656,478        15,082,429
  Operations and maintenance                                          8,343,429         8,403,101
  Operating taxes and licenses                                          703,307           605,564
  Insurance and claims                                                1,638,086         1,677,394
  Communications and utilities                                          409,891           321,625
  Depreciation and amortization                                       4,229,216         3,916,974
  Other                                                               1,082,599           986,800
                                                                   ------------      ------------
                                                                     32,063,006        30,993,887
                                                                   ------------      ------------
OPERATING INCOME                                                      4,136,441         4,229,316
OTHER (INCOME) EXPENSE:
  Interest expense                                                      330,176           396,256
  (Gain) or loss on disposal of assets                                   (7,760)               --
  Other, net                                                             (8,536)            7,009
                                                                   ------------      ------------
                                                                        313,880           403,265
                                                                   ------------      ------------
INCOME BEFORE INCOME TAXES                                            3,822,561         3,826,051
INCOME TAXES                                                          1,498,444         1,488,334
                                                                   ------------      ------------
NET INCOME AND
  COMPREHENSIVE INCOME                                             $  2,324,117      $  2,337,717
                                                                   ============      ============

PER SHARE INFORMATION:

Average shares outstanding (Basic)                                    9,392,817         9,378,054
                                                                   ============      ============
Basic net income per share                                         $       0.25      $       0.25
                                                                   ============      ============

Average shares outstanding (Diluted)                                  9,452,481         9,478,162
                                                                   ============      ============
Diluted net income per share                                       $       0.25      $       0.25
                                                                   ============      ============

See notes to condensed financial statements.

                                 USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                       1999             1998
                                                                    ----------       ----------

OPERATING ACTIVITIES:
  Net income                                                       $ 2,324,117      $ 2,337,717
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                      4,229,216        3,916,974
  Provision for doubtful accounts                                        9,001            7,500
  Deferred income taxes                                                904,699          592,057
  (Gain) Loss on sale of assets                                         (7,760)              --
  Changes in operating assets and liabilities:
    Receivables                                                       (815,972)      (1,318,934)
    Inventories and prepaid expenses                                  (741,665)         (19,505)
    Bank drafts payable, accounts payable and accrued expenses      (3,166,345)        (572,241)
    Insurance and claims accruals                                      102,000          102,000
                                                                   -----------      -----------
      Net cash provided by operating activities                      2,837,291        5,045,568

INVESTING ACTIVITIES:
  Purchases of property and equipment                               (7,117,318)      (9,643,542)
  Purchases of investments                                                  --               --
  Proceeds from sale of assets                                       2,723,747        2,186,671
  Increase in other assets                                                  --               --
                                                                   -----------      -----------
     Net cash used by investing activities                          (4,393,571)      (7,456,871)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                    5,753,000        5,625,000
  Proceeds from the exercise of stock options                          178,716          270,254
  Proceeds from sale of treasury stock                                  25,808               --
  Payments to repurchase common stock                                       --          (19,917)
  Principal payments on long-term debt                              (3,653,000)      (2,500,000)
  Principal payments on capitalized lease obligations               (1,208,790)      (1,828,921)
                                                                   -----------      -----------
    Net cash provided by financing activities                        1,095,734        1,546,416
                                                                   -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS:                                (460,546)        (864,887)
Cash and cash equivalents at beginning of period                     1,779,643        3,667,311
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $ 1,319,097      $ 2,802,424
                                                                   ===========      ===========

See notes to condensed financial statements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1998.

NOTE B--COMMITMENTS

As of April 26, 1999, the Company had remaining commitments for the purchases of revenue equipment in the aggregate amount of approximately $23.9 million in 1999.

NOTE C--CAPITAL STOCK TRANSACTIONS

During the three-month period ended March 31, 1999, the Company made no purchases of its outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in July 1998. The Company did, however, distribute 2,466 treasury shares pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income (SFAS No. 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. For the quarter ended March 31, 1999, the Company's comprehensive income is the same as net income.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:

                                             Three Months Ended
                                                  March 31,
                                           ------------------------
                                            1999              1998
                                           -----             -----

OPERATING REVENUES                         100.0%            100.0%

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits     43.3              42.8
  Operations and maintenance                23.0              23.9
  Operating taxes and licenses               2.0               1.7
  Insurance and claims                       4.5               4.8
  Communications and utilities               1.1               0.9
  Depreciation and amortization             11.7              11.1
  Other                                      3.0               2.8
                                           -----             -----
                                            88.6              88.0
                                           -----             -----
OPERATING INCOME                            11.4              12.0
OTHER (INCOME) EXPENSE:
  Interest expense                           0.9               1.1
  (Gain) or loss on disposal of assets        --                --
  Other, net                                  --                --
                                           -----             -----
                                             0.9               1.1
                                           -----             -----
INCOME BEFORE INCOME TAXES                  10.5              10.9
INCOME TAXES                                 4.1               4.2
                                           -----             -----

NET INCOME AND
  COMPREHENSIVE INCOME                       6.4%              6.7%
                                           =====             =====


RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

     Operating revenues increased 2.8% to $36.2 million in the first quarter of 1999 from $35.2 million for the same quarter of 1998. The Company believes this increase is due primarily to the expansion of its marketing team and the new marketing efforts implemented for the Company's logistics services, dedicated fleet operations, and private fleet conversions and to additional business from new customers, partially offset by a decrease in average revenue per mile. Average revenue per mile decreased from $1.116 in 1998 to $1.106 in 1999. There was a 4.7% increase in the number of shipments to 32,084 in 1999 from 30,641 in 1998. This volume improvement was made possible by an increase of 8.2% in the average number of tractors operated from 1,020 in 1998 to 1,104 in 1999. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 4.2% in miles per tractor per week from 2,456 in 1998 to 2,354 in 1999. The empty mile factor decreased to 9.69% in 1999 from 10.29% of paid miles in the first quarter of 1998.

     The Company's long-term growth plan calls for an average annual fleet expansion of approximately 15%. The 8.2% increase in the average number of tractors noted above reflects a curtailment of equipment purchases during 1998 due to the shortage of qualified drivers and high driver turnover rate currently affecting the Company and others in the truckload industry. This curtailment had the effect of limiting the growth of the Company's volume of shipments and operating revenues during the first quarter compared to the prior year. The Company believes the driver shortage is due in large part to an increase in the number of jobs available from competitive sources, including other irregular route and regular route truckload carriers, less-than-truckload carriers, local cartage companies, shippers with private fleets and the construction industry generally. The Company has implemented a comprehensive strategy designed to make the Company a more attractive employer to its existing drivers and potential new drivers. This strategy involves, among other things:

     o   increased driver pay

     o   intensive recruiting and advertising efforts

     o   expansion of relationships with several driver training schools

     o continued improvements in the comfort, safety and performance of equipment

     o the implementation of technology designed to maximize drivers' time at home, enhance the speed of driver pay, and provide real-time satellite and e-mail based communications in the cab.

     There can be no assurance, however, that this strategy will enable the Company to be more successful in attracting and retaining qualified drivers. The Company believes the driver shortage is likely to continue throughout most of 1999. In addition, although driver turnover rates in recent periods have been higher than the Company's historical average, high driver turnover rates are inherent in the irregular route truckload industry and will always present a challenge.

     Operating expenses and costs as a percentage of revenues increased to 88.6% in 1999 from 88.0% in 1998. This change resulted primarily from an increase, on a percentage of revenue basis, in salaries, wages, and employee benefits, in communications and utilities expense, in depreciation and amortization expense and in other expenses. These increases were partially offset by decreases, on a percentage of revenue basis, in operations and maintenance costs, and in insurance and claims expense. The increase in salaries, wages, and employee benefits was due to an increase in aggregate driver pay of an average of 6% effected, as part of the strategy described above, in October 1998. The increase in communications and utilities expense, as a percentage of revenue, reflects the elimination of operational credits associated with installation in late 1997 and use of the Company's two-way, satellite-based mobile messaging and position-locating equipment in all of its tractors. The increase in depreciation and amortization expense reflects the effects of timing differences between trade-in cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those being retired. Other expenses increased, relative to revenues, due to a variety of factors, including a 4% increase in recruiting expenses related to the strategy described above. However, no single factor accounted for more than half of the increase in other expenses. The percentage decrease, relative to revenues, in operations and maintenance costs was primarily the result of a decrease of 10.5 cents per gallon in the average cost of fuel in the first quarter of this year compared to the same period last year, and by an increase in fuel efficiency to 6.24 average miles per gallon in 1999 from 6.14 in 1998. The percentage decrease, relative to revenues, in insurance and claims expense was due to a decrease in the number and severity of accidents in the first quarter of 1999 as compared to the same period last year.

     As a result of the foregoing factors, operating income decreased 2.2% to $4.1 million, or 11.4% of revenues, in 1999 from $4.2 million, or 12.0% of revenues, in 1998.

     Interest expense decreased 16.7% to $330,000 in 1999 from $396,000 in 1998, resulting primarily from a decrease in interest rates, in the aggregate, on both short-term and long-term debt, partially offset by an increase in borrowings used primarily in connection with revenue equipment purchases.

     As a result of the above, income before income taxes remained relatively unchanged at $3.8 million, or 10.5% of revenues in 1999 and 10.9% of revenues in 1998.

     The Company's effective tax rate increased to 39.2% in 1999 from 38.9% in 1998. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 0.6% to $2.32 million, or 6.4% of revenues, in 1999 from $2.34 million, or 6.7% of revenues, in 1998, and diluted net income per share remaining unchanged at $.25. The number of shares used in the calculation of diluted net income per share for the first quarters of 1999 and 1998 were 9,452,481 and 9,478,162, respectively. Total shares outstanding at March 31, 1999, were 9,467,541.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover all but the most significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices generally declined during 1998 and the three-month period ended March 31, 1999 but have increased subsequent to that date. There can be no assurance that diesel prices will not increase further or that they will remain below the higher prices experienced in prior periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $2.8 million for the three-month period ended March 31, 1999 as compared to $5.0 million in the comparable period of 1998.

     The Company's General Line of Credit provides for available borrowings of up to $20.0 million, including letters of credit not exceeding $5.0 million. The Company decreased the maximum borrowing limit from $28.5 million to the current level in October 1998 based upon its evaluation of the Company's borrowing requirements. As of March 31, 1999, approximately $14.0 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2001, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit fluctuates between the lender's prime rate, or prime plus 1/2% or LIBOR plus a certain percentage which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the General Line of Credit for the three-month period ending March 31, 1999 was 6.35%. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount. The principal maturity can be accelerated if the borrowing base (based on percentages of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

     On December 30, 1998, the Company amended its lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997 with another financial institution to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended to extend the commitment term to December 31, 1999 and provide for a maximum borrowing amount of $12.4 million during 1999. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of March 31, 1999, $12.4 million remained available under the Equipment TRAC Lease Commitment. The interest rate on the capital leases under the Equipment TRAC Lease Commitment fluctuates in relation to the interest rate for 3 1/2-year Treasury Notes as published in The Wall Street Journal and is fixed upon execution of a lease. As of March 31, 1999, capital leases in the aggregate principal amount of $8.1 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 4.07% per annum.

     As of March 31, 1999, capital leases in the aggregate principal amount of $11.4 million were outstanding under a prior lease commitment with an average interest rate of 5.38% per annum.

     At March 31, 1999, the Company had debt obligations of approximately $26.1 million, including amounts borrowed under the facilities described above, of which approximately $6.1 million were current obligations. During the first quarter of 1999, the Company made borrowings under the General Line of Credit of $5.8 million, while retiring $4.9 million in debt. The retired debt had an average interest rate of approximately 6.00%.

     During the years 1999 and 2000, the Company plans to make approximately $82.7 million in capital expenditures, including $7.1 million expended as of March 31, 1999. At March 31, 1999, USA Truck was committed to spend an additional $24.8 million of this amount for revenue equipment in 1999, and $47.2 million of this amount is currently budgeted for revenue equipment in 2000. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

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

     In September 1995, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, on the open market or in privately negotiated transactions, from time to time over a period of three years. In September 1998, this repurchase authorization expired. Upon expiration of this authorization, the Company had purchased 449,250 shares pursuant to this authorization at an aggregate purchase price of $4.6 million. On May 7, 1997, the Board of Directors authorized the retirement of all shares purchased prior to May 6, 1997 and not previously retired, which resulted in the retirement of 185,500 shares of treasury stock that had been purchased at an aggregate cost of $1.6 million. The Company had previously retired 254,000 shares of treasury stock on May 8, 1996. In addition, as of March 31, 1999, 7,568 of the remaining 9,750 repurchased shares had been resold under the Company's Employee Stock Purchase Plan.

     In July 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization became effective in September 1998 upon the expiration of the Company's prior stock repurchase program. As of March 31, 1999, the Company had purchased 45,000 shares pursuant to this new authorization at an aggregate purchase price of $462,000. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

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

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, dispatch, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as heating and air conditioning systems, fax machines, tractor engine electronic control modules, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts, the Company has replaced or modified certain computer equipment and software. The Company has also determined that certain equipment and software used in non-IT systems will require replacement or modification. The Company anticipates that such replacement and modification will be completed by June 1999. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in November 1997, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. As of April 26, 1999, the Company estimates that it had completed approximately 95% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 5% of the initiatives are in process and expected to be completed on or about June 30, 1999.

---------------------------------------------------------------------------------- ------------------- -----------------
                                                                                                           PERCENT
                              YEAR 2000 INITIATIVE                                     TIME FRAME          COMPLETE
---------------------------------------------------------------------------------- ------------------- -----------------
Initial IT system assessment                                                          11/97 - 09/98          100%
---------------------------------------------------------------------------------- ------------------- -----------------
Remediation of central system issues                                                  01/98 - 10/98          100%
---------------------------------------------------------------------------------- ------------------- -----------------
Remediation of departmental system issues                                             01/98 - 12/98          100%
---------------------------------------------------------------------------------- ------------------- -----------------
Upgrades to telephone/PBX and other systems                                           01/98 - 12/98          100%
---------------------------------------------------------------------------------- ------------------- -----------------
Electronic data interchange trading partner conversions                               01/98 - 12/98          100%
---------------------------------------------------------------------------------- ------------------- -----------------
Desktop and individual systems assessment and remediation                             01/98 - 12/98          100%
---------------------------------------------------------------------------------- ------------------- -----------------
Assessment of non-IT systems                                                          01/98 - 09/98          100%
---------------------------------------------------------------------------------- ------------------- -----------------
Remediation of non-IT systems                                                         05/98 - 06/99           90%
---------------------------------------------------------------------------------- ------------------- -----------------


     The Company has also conducted telephone surveys and mailed letters to significant vendors and service providers, and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products obtained from and services provided by such entities are Year 2000 compliant. As of April 26, 1999, the Company had received responses from approximately 99% of such third parties. However, only 9% of the companies that have responded have provided either verbal or written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up telephone survey to significant vendors, service providers, and customers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, was completed by November 1, 1998, with responses due by January 15, 1999. As a result of the second telephone survey, only an additional 18% of all third parties contacted provided either verbal or written assurances that they expect to address all their significant Year 2000 issues on a timely basis. The Company continues to send written requests to new customers to inquire about their significant Year 2000 issues and how they are going to address those issues. In light of the low response rate to the Company's inquiries, the Company can give no assurance that interfaces with third parties will not be vulnerable to Year 2000 issues or that disruptions to the Company's business will not occur as a result of such issues.

     The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $95,000, which will be funded from operating cash flows. Such amount represents approximately 2.5% of the Company's total actual and anticipated IT expenditures for fiscal 1998 through fiscal 1999. As of March 31, 1999, the Company had incurred costs of approximately $27,000 related to its Year 2000 program. All of the $27,000 relates to analysis, repair, or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 projects. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, remediation and testing is not effected with respect to problems that are identified, or such remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or business.

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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information that are based on management's belief as well as assumptions made by, and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company's control and that may have a direct bearing on operating results are increases in diesel prices, adverse weather conditions and the impact of increased rate competition. The Company's results may also be significantly affected by fluctuations in general economic conditions, as the Company's utilization rates are directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers may adversely impact the Company's operating results and its ability to grow. Because of the pervasiveness and complexity of the Year 2000 problem, it is unlikely that the Company and all third parties with which the Company does business will be able to fully remediate all non-compliant systems on a timely basis, and the failure by the Company and/or such third parties to do so could materially adversely affect the Company's results of operations. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk

     The Company's General Line of Credit agreement provides for borrowings, which bear interest at variable rates based on either a prime rate or the LIBOR. At March 31, 1999, the Company had $5.0 million outstanding pursuant to the General Line of Credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     All customers are required to pay for the Company's services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to the Company in Canadian dollars, any foreign currency exchange risk associated with such payments is insignificant.

     The Company does not engage in hedging transactions relating to diesel fuel or any other commodity.

                                    FORM 10-Q

                                 USA TRUCK, INC.

PART II.          OTHER INFORMATION

INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

              (A)    Exhibits

                     11.1    Statement Re: Computation of Earnings Per Share

                     27      Financial Data Schedule

              (B)    Reports on Form 8-K

                     The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       USA TRUCK, INC.
                                       -----------------------------------------
                                       (Registrant)


Date:     04/28/99                            /s/ ROBERT M. POWELL
      ----------------                 -----------------------------------------
                                       ROBERT M. POWELL
                                       President and Chief Executive Officer


Date:     04/28/99                             /s/ JERRY D. ORLER
      ----------------                 -----------------------------------------
                                       JERRY D. ORLER
                                       Vice President-Finance and
                                       Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.


                                                                                                        Sequentially
           Exhibit                                                                                        Numbered
           Number                                            Exhibit                                        Page
           ------              --------------------------------------------------------------------     ------------
            11.1               Statement Re: Computation of Earnings Per Share                               20

             27                Financial Data Schedule                                                       21