Form 10-Q
period 1999-06-30
USA TRUCK INC
filed 1999-07-30
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .
                               ---------------   ----------------

                         Commission file number 0-19858

                                 USA TRUCK, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                        71-0556971
----------------------------------------       ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        3200 INDUSTRIAL PARK ROAD
           VAN BUREN, ARKANSAS                              72956
----------------------------------------       ---------------------------------
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

     9,303,141 shares of common stock, $.01 par value, were outstanding on July 29, 1999.

                                      INDEX

                                 USA TRUCK, INC.



PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)                                                                   Page
                                                                                                                 ----
              Condensed Balance Sheets -- June 30, 1999 and December 31, 1998                                      3

              Condensed Statements of Income and Comprehensive Income -- Three
              months and six months ended June 30, 1999 and 1998                                                   4

              Condensed Statements of Cash Flows -- Six months ended June 30,
              1999 and 1998                                                                                        5

              Notes to Condensed Financial Statements -- June 30, 1999                                             6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        7

Item 3.       Quantitative and Qualitative Disclosure about Market Risk                                           16

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.                                                17

Item 6.       Exhibits and Reports on Form 8-K.                                                                   17

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                 USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS



                                                                                June 30,       December 31,
                                                                                  1999             1998
                                                                              -------------    -------------
                                                                               (unaudited)         (note)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $   1,496,224    $   1,779,643
  Accounts receivable:
  Trade, less allowance for doubtful accounts
    (1999 - $ 171,176; 1998 - $ 140,670)                                         15,686,590       13,928,848
    Other                                                                           718,820          299,914
  Inventories                                                                       299,320          236,338
  Deferred income taxes                                                           1,111,657        1,573,365
  Prepaid expenses and other current assets                                       2,531,121        2,640,561
                                                                              -------------    -------------
     Total current assets                                                        21,843,732       20,458,669

PROPERTY AND EQUIPMENT                                                          135,948,708      132,908,913
ACCUMULATED DEPRECIATION AND AMORTIZATION                                       (38,066,365)     (36,769,320)
                                                                              -------------    -------------
                                                                                 97,882,343       96,139,593
SECURITY DEPOSITS                                                                       370        1,745,478
OTHER ASSETS                                                                        305,194        1,267,479
                                                                              -------------    -------------
     Total assets                                                             $ 120,031,639    $ 119,611,219
                                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank drafts payable                                                         $     823,406    $     425,485
  Trade accounts payable                                                          2,032,370        3,397,593
  Accrued expenses                                                                8,976,198       11,139,369
  Current maturities of long-term debt                                            5,256,768        6,188,241
                                                                              -------------    -------------
     Total current liabilities                                                   17,088,742       21,150,688

LONG-TERM DEBT, LESS CURRENT MATURITIES                                          18,814,195       19,057,816
DEFERRED INCOME TAXES                                                            15,205,433       14,576,038
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                                           2,296,614        2,092,614

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 1,000,000 shares
   authorized; none issued                                                               --               --
  Common stock, par value $.01 per share; 16,000,000 shares authorized;
   issued shares (1999 - 9,367,541; 1998 - 9,437,097)                                93,675           94,371
  Additional paid-in capital                                                     12,171,879       12,921,342
  Retained earnings                                                              54,958,245       50,199,325
  Less treasury stock, at cost (1999 - 64,400 shares; 1998 - 46,789 shares)        (597,144)        (480,975)
                                                                              -------------    -------------
     Total stockholders' equity                                                  66,626,655       62,734,063
                                                                              -------------    -------------
     Total liabilities and stockholders' equity                               $ 120,031,639    $ 119,611,219
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

                                 USA TRUCK, INC.

       CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)



                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                             ----------------------------   ----------------------------
                                                 1999            1998           1999            1998
                                             ------------    ------------   ------------    ------------

OPERATING REVENUES                           $ 38,117,504    $ 37,387,246   $ 74,316,950    $ 72,610,449

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits        16,254,412      15,641,708     31,910,890      30,724,137
  Operations and maintenance                    8,915,103       8,607,191     17,258,532      17,010,292
  Operating taxes and licenses                    681,313         689,492      1,384,619       1,295,056
  Insurance and claims                          1,952,991       1,810,916      3,591,077       3,488,310
  Communications and utilities                    458,725         314,476        868,616         636,101
  Depreciation and amortization                 4,285,820       4,088,077      8,515,035       8,005,051
  Other                                         1,282,513       1,056,972      2,365,113       2,043,772
                                             ------------    ------------   ------------    ------------
                                               33,830,877      32,208,832     65,893,882      63,202,719
                                             ------------    ------------   ------------    ------------
OPERATING INCOME                                4,286,627       5,178,414      8,423,068       9,407,730
OTHER (INCOME) EXPENSE:
  Interest expense                                321,172         551,724        651,348         947,980
  (Gain) or loss on disposal of assets                 --           6,510         (7,760)          6,510
  Other, net                                      (39,156)         40,675        (47,692)         47,684
                                             ------------    ------------   ------------    ------------

                                                  282,016         598,909        595,896       1,002,174
                                             ------------    ------------   ------------    ------------
INCOME BEFORE INCOME TAXES                      4,004,611       4,579,505      7,827,172       8,405,556
INCOME TAXES                                    1,569,808       1,781,428      3,068,252       3,269,762
                                             ------------    ------------   ------------    ------------


NET INCOME AND
  COMPREHENSIVE INCOME                       $  2,434,803    $  2,798,077   $  4,758,920    $  5,135,794
                                             ============    ============   ============    ============


PER SHARE INFORMATION:

  Average shares outstanding (Basic)            9,373,109       9,418,826      9,384,410       9,378,054
                                             ============    ============   ============    ============
  Basic net income per share                 $       0.26    $       0.30   $       0.51    $       0.55
                                             ============    ============   ============    ============

  Average shares outstanding (Diluted)          9,410,475       9,531,054      9,423,291       9,478,162
                                             ============    ============   ============    ============
  Diluted net income per share               $       0.26    $       0.29   $       0.51    $       0.54
                                             ============    ============   ============    ============


See notes to condensed financial statements.

                                 USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                      1999            1998
                                                                  ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                      $  4,758,920    $  5,135,794
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                      8,515,035       8,005,051
  Provision for doubtful accounts                                       18,000         (24,982)
  Deferred income taxes                                              1,091,103       1,483,451
  (Gain) Loss on sale of assets                                         (7,760)          6,510
  Changes in operating assets and liabilities:
  Receivables                                                       (2,194,648)     (1,307,584)
     Inventories and prepaid expenses                                   46,458        (621,404)
     Bank drafts payable, accounts payable and accrued expenses     (3,130,473)      1,326,259
     Insurance and claims accruals - long-term                         204,000         204,000
                                                                  ------------    ------------
      Net cash provided by operating activities                      9,300,635      14,207,095

INVESTING ACTIVITIES:
  Purchases of Property and Equipment                              (14,294,773)    (18,517,634)
  Proceeds from sale of assets                                       4,044,748       3,469,521
  Proceeds from sale of investments                                    968,196              --
  Gain on sale of investments                                           (5,911)             --
                                                                  ------------    ------------
      Net cash used by investing activities                         (9,287,740)    (15,048,113)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                   10,003,000      11,075,000
  Proceeds from the exercise of stock options                          178,719         270,254
  Proceeds from sale of treasury stock                                  56,134              --
  Refund of security deposits                                        1,745,108              --
  Payments to repurchase common stock                               (1,101,181)        (57,747)
  Principal payments on long-term debt                              (7,153,000)     (8,250,000)
  Principal payments on capitalized lease obligations               (4,025,094)     (4,359,786)
                                                                  ------------    ------------
      Net cash used by financing activities                           (296,314)     (1,322,279)
                                                                  ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (283,419)     (2,163,297)
Cash and cash equivalents at beginning of period                     1,779,643       3,667,311
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $  1,496,224    $  1,504,014
                                                                  ============    ============



See notes to condensed financial statements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1998.

NOTE B--COMMITMENTS

As of July 29, 1999, the Company had remaining commitments for the purchases of revenue equipment in the aggregate amount of approximately $18.9 million in 1999 and $45.7 million in 2000.

NOTE C--CAPITAL STOCK TRANSACTIONS

During the six-month period ended June 30, 1999, the Company purchased 123,000 shares of its outstanding common stock on the open market for approximately $1.1 million pursuant to the repurchase program authorized by the Board of Directors in July 1998. The Company distributed 5,389 treasury shares pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income (SFAS No. 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. For the quarter ended and six-month period ended June 30, 1999, the Company's comprehensive income is the same as net income.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:



                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                             ---------------------    ---------------------
                                               1999         1998        1999         1998
                                             --------     --------    --------     --------

OPERATING REVENUES                              100.0%       100.0%      100.0%       100.0%

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits          42.7         41.8        42.9         42.3
  Operations and maintenance                     23.4         23.0        23.2         23.4
  Operating taxes and licenses                    1.8          1.8         1.9          1.8
  Insurance and claims                            5.1          4.9         4.8          4.8
  Communications and utilities                    1.2          0.9         1.2          0.9
  Depreciation and amortization                  11.2         10.9        11.5         11.0
  Other                                           3.4          2.8         3.2          2.8
                                             --------     --------    --------     --------
                                                 88.8         86.1        88.7         87.0
                                             --------     --------    --------     --------
OPERATING INCOME                                 11.2         13.9        11.3         13.0
OTHER (INCOME) EXPENSE:
  Interest expense                                0.8          1.5         0.9          1.3
  (Gain) or loss on disposal of assets             --           --          --           --
  Other, net                                     (0.1)         0.1        (0.1)         0.1
                                             --------     --------    --------     --------
                                                  0.7          1.6         0.8          1.4
                                             --------     --------    --------     --------
INCOME BEFORE INCOME TAXES                       10.5         12.3        10.5         11.6
INCOME TAXES                                      4.1          4.8         4.1          4.5
                                             --------     --------    --------     --------

NET INCOME AND
  COMPREHENSIVE INCOME                            6.4%         7.5%        6.4%         7.1%
                                             ========     ========    ========     ========


RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

     Operating revenues increased 2.0% to $38.1 million in the second quarter of 1999 from $37.4 million for the same quarter of 1998. The Company believes this increase is due primarily to the expansion of its marketing team and the new marketing efforts implemented for the Company's logistics services, dedicated fleet operations, and private fleet conversions and to additional business from new customers. Average revenue per mile remained virtually unchanged at $1.118 in 1999 and $1.119 in 1998. There was a 1.6% increase in the number of shipments to

33,745 in 1999 from 33,203 in 1998. This volume improvement was made possible by an increase of 4.4% in the average number of tractors operated from 1,058 in 1998 to 1,105 in 1999. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 2.3% in miles per tractor per week from 2,506 in 1998 to 2,449 in 1999. The empty mile factor decreased to 9.50% in 1999 from 9.99% of paid miles in the second quarter of 1998.

     Operating expenses and costs as a percentage of revenues increased to 88.8% in 1999 from 86.1% in 1998. This change resulted primarily from an increase, on a percentage of revenue basis, in salaries, wages, and employee benefits, in operations and maintenance costs, in insurance and claims expense, in communications and utilities expense, in depreciation and amortization expense and in other expenses. The increase in salaries, wages, and employee benefits was due to an increase in aggregate driver pay, which resulted from an increase in driver total base compensation of approximately 5% per driver in October 1998. The percentage increase, relative to revenues, in operations and maintenance costs was primarily the result of an increase in costs to maintain and repair road equipment and an increase of 1.2 cents per gallon in the average cost of fuel in the second quarter of this year compared to the same period last year, partially offset by an increase in fuel efficiency to 6.73 average miles per gallon in 1999 from 6.47 in 1998. The increase, relative to revenues, in insurance and claims expense was due to a slight increase in the number and severity of accidents in the second quarter of 1999 as compared to the same period last year. The increase in communications and utilities expense, as a percentage of revenue, reflects the elimination of operational credits associated with installation in late 1997 and use of the Company's two-way, satellite-based mobile messaging and position-locating equipment in all of its tractors. The increase in depreciation and amortization expense reflects the effects of timing differences between trade-in cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those being retired. Other expenses increased, relative to revenues, due to a variety of factors, including a 20% increase in recruiting expenses. However, no single factor accounted for more than half of the increase in other expenses.

     As a result of the foregoing factors, operating income decreased 17.2% to $4.3 million, or 11.2% of revenues, in 1999 from $5.2 million, or 13.9% of revenues, in 1998.

     Interest expense decreased 41.8% to $321,000 in 1999 from $552,000 in 1998, resulting primarily from a decrease in interest rates, in the aggregate, on both short-term and long-term debt, and a decrease in total outstanding debt.

     Other, net expense decreased 196.3% to $(39,000) in 1999 from $41,000 in 1998, resulting primarily from an increase in detention charges imposing on customers for detaining equipment and interest income.

     As a result of the above, income before income taxes decreased 12.6% to $4.0 million, or 10.5% of revenues, in 1999 from $4.6 million, or 12.3% of revenues, in 1998.

     The Company's effective tax rate increased to 39.2% in 1999 from 38.9% in 1998. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 13.0% to $2.4 million, or 6.4% of revenues, in 1999 from $2.8 million, or 7.5% of revenues, in 1998, a decrease of 10.3% in diluted net income per share to $.26 from $.29. The number of shares used in the calculation of diluted net income per share for the second quarters of 1999 and 1998 were 9,410,475 and 9,531,054, respectively. Total shares outstanding at June 30, 1999, were 9,303,141.

Six-Months Ended June 30, 1999 Compared to Six-Months Ended June 30, 1998

     Operating revenues increased 2.4% to $74.3 million in 1999 from $72.6 million in 1998, resulting from increased business with existing customers and additional business from new customers offset by a slight decrease in average revenue per mile. Average revenue per mile decreased to $1.112 in 1999 from $1.118 in 1998. The empty mile factor decreased to 9.59% in 1999 from 10.13% of paid miles in the first six months of 1998. There was a 3.1% increase in the number of shipments to 65,829 in 1999 from 63,844 in 1998. This volume improvement was made possible by an increase of 6.3% in the average number of tractors operated from 1,039 in 1998 to 1,104 in 1999. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 3.1% in miles per tractor per week from 2,481 in 1998 to 2,403 in 1999.

     Operating expenses and costs as a percentage of revenues increased to 88.7% in 1999 from 87.0% in 1998. This change resulted primarily from an increase, on a percentage of revenue basis, in salaries, wages, and employee benefits, in communications and utilities expense, in depreciation and amortization expense and in other expenses. The increase in salaries, wages, and employee benefits was due to an increase in aggregate driver pay, which resulted from an increase in driver total base compensation of approximately 5% per driver in October 1998. The increase in communications and utilities expense, as a percentage of revenue, reflects the elimination of operational credits associated with installation in late 1997 and use of the Company's two-way, satellite-based mobile messaging and position-locating equipment in all of its tractors. The increase in depreciation and amortization expense reflects the effects of timing differences between trade-in cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those being retired. Other expenses increased, relative to revenues, due to a variety of factors, including a 20% increase in recruiting expenses. However, no single factor accounted for more than half of the increase in other expenses. The percentage decrease, relative to revenues, in operations and maintenance costs was primarily the result of a 4.7 cent decrease in the average cost of fuel per gallon and an improvement in fuel efficiency to 6.48 average miles per gallon in 1999 from 6.31 in 1998, partially offset by an increase in costs to maintain and repair road equipment.

     As a result of the foregoing factors, operating income decreased 10.5% to $8.4 million, or 11.3% of revenues, in 1999 from $9.4 million, or 13.0% of revenues, in 1998.

     Interest expense decreased 31.3% to $651,000 in 1999 from $948,000 in 1998, resulting primarily from a decrease in interest rates, in the aggregate, on both short-term and long-term debt, and a decrease in total outstanding debt.

     Other, net expense decreased 200.0% to $(48,000) in 1999 from $48,000 in 1998, resulting primarily from an increase in detention charges and interest income.

     As a result of the above, income before income taxes decreased 6.9% to $7.8 million, or 10.5% of revenues, in 1999 from $8.4 million, or 11.6% of revenues, in 1998.

     The Company's effective tax rate increased to 39.2% in 1999 from 38.9% in 1998. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 7.3% to $4.8 million, or 6.4% of revenues, in 1999 from $5.1 million, or 7.1% of revenues, in 1998, a decrease of 5.6% in diluted net income per share to $.51 from $.54. The number of shares used in the calculation of diluted net income per share for the six-month periods ended June 30, 1999 and 1998 were 9,423,291 and 9,478,162, respectively.

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

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $9.3 million for the six-month period ended June 30, 1999 as compared to $14.2 million in the comparable period of 1998.

     The Company's General Line of Credit provides for available borrowings of up to $20.0 million, including letters of credit not exceeding $5.0 million. The Company decreased the maximum borrowing limit from $28.5 million to the current level in October 1998 based upon its evaluation of the Company's borrowing requirements. As of June 30, 1999, approximately

$13.24 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2001, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit fluctuates between the lender's prime rate, or prime plus 1/2% or LIBOR plus a certain percentage which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the General Line of Credit for the six-month period ending June 30, 1999 was 6.08%. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount. The principal maturity can be accelerated if the borrowing base (based on percentages of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit.

     On December 30, 1998, the Company amended its lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997 with another financial institution to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended to extend the commitment term to December 31, 1999 and provide for an additional borrowing amount of $12.4 million during 1999. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of June 30, 1999, $12.4 million remained available under the Equipment TRAC Lease Commitment. The interest rate on the capital leases under the Equipment TRAC Lease Commitment fluctuates in relation to the interest rate for 3 1/2-year Treasury Notes as published in The Wall Street Journal and is fixed upon execution of a lease. As of June 30, 1999, capital leases in the aggregate principal amount of $6.2 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 4.60% per annum.

     As of June 30, 1999, capital leases in the aggregate principal amount of $10.7 million were outstanding under a prior lease commitment with an average interest rate of 5.38% per annum.

     As of June 30, 1999, the Company had debt obligations of approximately $24.1 million, including amounts borrowed under the facilities described above, of which approximately $5.3 million were current obligations. During the first six months of 1999, the Company made borrowings under the General Line of Credit of $10.0 million, while retiring $7.2 million in debt. The retired debt had an average interest rate of approximately 6.32%.

     During the years 1999 and 2000, the Company plans to make approximately $82.7 million in capital expenditures, including $14.3 million expended as of June 30, 1999. At June 30, 1999, USA Truck was committed to spend an additional $18.9 million of this amount for revenue equipment in 1999, and $45.7 million of this amount is currently committed for revenue equipment in 2000. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

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

     In July 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This authorization became effective in September 1998 upon the expiration of the Company's prior stock repurchase program. As of June 30, 1999, the Company had purchased 168,000 shares pursuant to this new authorization at an aggregate purchase price of $1,563,000. On May 5, 1999, the Board of Directors authorized the retirement of 100,000 shares of treasury stock that had been purchased at an aggregate cost of $928,876. In addition, as of June 30, 1999, 3,600 of the remaining 68,000 repurchased shares had been resold under the Company's Employee Stock Purchase Plan. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

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

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, dispatch, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as heating and air conditioning systems, fax machines, tractor engine electronic control modules, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts, the Company has replaced or modified certain computer equipment and software. The Company has also replaced or modified certain equipment and software used in non-IT systems. The Company anticipates that such replacement and modification relating to non-IT systems will be completed by October 1999. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company's Year 2000 identification, assessment, remediation, and testing efforts, which began in November 1997, were substantially completed by June 30, 1999, prior to any impact on its computer equipment and software. As of July 29, 1999, the Company estimates that it had completed approximately 99% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software.


                                                                                                              PERCENT
                    YEAR 2000 INITIATIVE                                            TIME FRAME               COMPLETE
----------------------------------------------------------                         -------------             --------
Initial IT system assessment                                                       11/97 - 09/98               100%
Remediation of central system issues                                               01/98 - 10/98               100%
Remediation of departmental system issues                                          01/98 - 12/98               100%
Upgrades to telephone/PBX and other systems                                        01/98 - 12/98               100%
Electronic data interchange trading partner conversions                            01/98 - 12/98               100%
Desktop and individual systems assessment and remediation                          01/98 - 12/98               100%
Assessment of non-IT systems                                                       01/98 - 09/98               100%
Remediation of non-IT systems                                                      05/98 - 10/99                95%


     The Company has also conducted telephone surveys and mailed letters to significant vendors and service providers, and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products obtained from and services provided by such entities are Year 2000 compliant. As of July 27, 1999, the Company had received responses from approximately 99% of such third parties. However, only 10% of the companies that have responded have provided either verbal or written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up telephone survey to significant vendors, service providers, and customers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, was completed on November 1, 1998, with responses due by January 15, 1999. As a result of the second telephone survey, only an additional 18% of all third parties contacted provided either verbal or written assurances that they expect to address all their significant Year 2000 issues on a timely basis. The Company continues to send written requests to new customers to inquire about their significant Year 2000 issues and how they are going to address those issues. In light of the low rate of satisfactory responses to the Company's inquiries, the Company can give no assurance that interfaces with third parties will not be vulnerable to Year 2000 issues or that disruptions to the Company's business will not occur as a result of such issues.

     The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $35,000, which will be funded from operating cash flows. Such amount represents approximately 1.0% of the Company's total actual and anticipated IT expenditures for fiscal 1998 through fiscal 1999. As of June 30, 1999, the Company had incurred costs of approximately $31,000 related to its Year 2000 program. All of the $31,000 relates to analysis, repair, or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 projects. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, remediation and testing is not effected with respect to problems that are identified, or such remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or business.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
130). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the financial statements. The Company has no comprehensive income items for the periods presented and, therefore, comprehensive income is the same as net income for the periods presented.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

     The Company's General Line of Credit agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At June 30, 1999, the Company had $5.75 million outstanding pursuant to the General Line of Credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

                                 USA TRUCK, INC.

PART II. OTHER INFORMATION

INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders of the Company was held on May 5, 1999. At the meeting, the stockholders elected the person set forth in the table below to serve as a director for a term expiring at the 2002 Annual Meeting of
Stockholders:


                                            Votes                   Votes                Broker
              Nominee                        For                   Withheld             Non-Votes
         ----------------                 ---------                --------             ---------

         Jim L. Hanna                     7,903,380                  7,045                  -0-




Item 6.       Exhibits and Reports on Form 8-K.

              (A)    Exhibits

                     11.1    Statement Re: Computation of Earnings Per Share

                     27      Financial Data Schedule

              (B)    Reports on Form 8-K

                     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           USA TRUCK, INC.
                                           -----------------------------------
                                           (Registrant)


Date:        07/29/99                      /s/ ROBERT M. POWELL
     ---------------------------           -----------------------------------
                                           ROBERT M. POWELL
                                           President and Chief Executive Officer


Date:        07/29/99                      /s/ JERRY D. ORLER
     ---------------------------           -----------------------------------
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