Form 10-Q
period 1999-09-30
USA TRUCK INC
filed 1999-11-15
CIK 883945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to                .
                               --------------  ----------------

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

       3200 INDUSTRIAL PARK ROAD
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

     9,298,008 shares of common stock, $.01 par value, were outstanding on November 5, 1999.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)                                                                   Page

             Condensed Balance Sheets -- September 30, 1999 and December 31, 1998                             3

             Condensed Statements of Income and Comprehensive Income -- Three
             months and nine months ended September 30, 1999 and 1998                                         4

             Condensed Statements of Cash Flows -- Nine months ended September 30,
             1999 and 1998                                                                                    5

             Notes to Condensed Financial Statements -- September 30, 1999                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                        8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                           17


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                                                   18

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS


                                                                                 September 30,     December 31,
                                                                                     1999              1998
                                                                                 -------------    -------------
                                                                                  (unaudited)        (note)
                                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                        $   1,013,278    $   1,779,643
Accounts receivable:
Trade, less allowance for doubtful accounts
(1999 - $ 178,253; 1998 - $ 140,670)                                                18,466,321       13,928,848
Other                                                                                  886,654          299,914
Inventories                                                                            286,887          236,338
Deferred income taxes                                                                1,275,299        1,573,365
Prepaid expenses and other current assets                                            2,333,846        2,640,561
                                                                                 -------------    -------------
Total current assets                                                                24,262,285       20,458,669

PROPERTY AND EQUIPMENT                                                             142,517,678      132,908,913
ACCUMULATED DEPRECIATION AND AMORTIZATION                                          (42,190,982)     (36,769,320)
                                                                                 -------------    -------------
                                                                                   100,326,696       96,139,593
SECURITY DEPOSITS                                                                          739        1,745,478
OTHER ASSETS                                                                           305,194        1,267,479
                                                                                 -------------    -------------
Total assets                                                                     $ 124,894,914    $ 119,611,219
                                                                                 =============    =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank drafts payable                                                              $     502,574    $     425,485
Trade accounts payable                                                               5,309,982        3,397,593
Accrued expenses                                                                    10,508,479       11,139,369
Current maturities of long-term debt                                                 6,664,511        6,188,241
                                                                                 -------------    -------------
Total current liabilities                                                           22,985,546       21,150,688

LONG-TERM DEBT, LESS CURRENT MATURITIES                                             15,063,242       19,057,816
DEFERRED INCOME TAXES                                                               16,220,958       14,576,038
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                                              2,398,614        2,092,614

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 1,000,000 shares
authorized; none issued                                                                     --               --
Common stock, par value $.01 per share; 16,000,000 shares authorized;
issued shares (1999 - 9,367,541; 1998 - 9,419,201)                                      93,675           94,371
Additional paid-in capital                                                          12,171,879       12,921,342
Retained earnings                                                                   56,647,235       50,199,325
Less treasury stock, at cost (1999 - 74,533 shares; 1998 - 46,789 shares)             (686,235)        (480,975)
                                                                                 -------------    -------------
Total stockholders' equity                                                          68,226,554       62,734,063
                                                                                 -------------    -------------

Total liabilities and stockholders' equity                                       $ 124,894,914    $ 119,611,219
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

                                 USA TRUCK, INC.

       CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)


                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,
                                           ------------------------------    ------------------------------

                                                1999             1998             1999             1998
                                           -------------    -------------    -------------    -------------

OPERATING REVENUES                         $  40,416,850    $  36,266,931    $ 114,733,801    $ 108,877,380

OPERATING EXPENSES AND COSTS:
Salaries, wages and employee benefits         17,226,077       15,067,522       49,136,967       45,791,659
Operations and maintenance                    10,568,323        8,389,124       27,826,856       25,399,416
Operating taxes and licenses                     664,956          633,155        2,049,575        1,928,211
Insurance and claims                           2,111,627        1,646,942        5,702,704        5,135,251
Communications and utilities                     543,748          396,216        1,412,364        1,032,317
Depreciation and amortization                  4,359,715        4,124,730       12,874,750       12,129,781
Other                                          1,855,864          955,532        4,220,977        2,999,304
                                           -------------    -------------    -------------    -------------
                                              37,330,310       31,213,221      103,224,193       94,415,939
                                           -------------    -------------    -------------    -------------
OPERATING INCOME                               3,086,540        5,053,710       11,509,608       14,461,441
OTHER (INCOME) EXPENSE:
Interest expense                                 298,310          439,572          949,658        1,387,552
(Gain) or loss on disposal of assets              (1,998)         (43,598)          (9,758)         (37,088)
Other, net                                        12,285           39,067          (35,407)          86,751
                                           -------------    -------------    -------------    -------------
                                                 308,597          435,041          904,493        1,437,215
                                           -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAXES                     2,777,943        4,618,669       10,605,115       13,024,226
INCOME TAXES                                   1,088,954        1,796,662        4,157,206        5,066,424
                                           -------------    -------------    -------------    -------------



NET INCOME AND
COMPREHENSIVE INCOME                       $   1,688,989    $   2,822,007    $   6,447,909    $   7,957,802
                                           =============    =============    =============    =============


PER SHARE INFORMATION:

Average shares outstanding (Basic)             9,298,377        9,417,520        9,369,589        9,407,007
                                           =============    =============    =============    =============
Basic net income per share                 $        0.18    $        0.30    $        0.69    $        0.85
                                           =============    =============    =============    =============

Average shares outstanding (Diluted)           9,335,972        9,512,954        9,408,583        9,490,087
                                           =============    =============    =============    =============
Diluted net income per share               $        0.18    $        0.30    $        0.69    $        0.84
                                           =============    =============    =============    =============





See notes to condensed financial statements.

                                 USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                         Nine Months Ended
                                                                           September 30,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 ------------    ------------

OPERATING ACTIVITIES:
 Net income                                                      $  6,447,909    $  7,957,802
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                     12,874,750      12,129,781
 Provision for doubtful accounts                                       27,000          22,500
 Deferred income taxes                                              1,942,986       2,238,184
 Gain on sale of assets                                                (9,758)        (37,088)
 Changes  in  operating  assets  and  liabilities:                         --
  Receivables                                                      (5,151,213)     (2,579,146)
  Inventories and prepaid expenses                                    256,166        (200,419)
  Bank drafts payable, accounts payable and accrued expenses        1,358,588       1,079,612
  Insurance and claims accruals - long-term                           306,000         306,000
                                                                 ------------    ------------
    Net cash provided by operating activities                      18,052,428      20,917,226

INVESTING ACTIVITIES:
 Purchases of property and equipment                              (21,892,762)    (19,789,795)
 Proceeds from sale of assets                                       4,840,667              --
 Proceeds from sale of investments                                    968,196       5,574,321
 (Gain) Loss on sale of investments                                    (5,911)             --
                                                                 ------------    ------------
    Net cash used by investing activities                         (16,089,810)    (14,215,474)

FINANCING ACTIVITIES:
 Borrowings under long-term debt                                   12,253,000      11,425,000
 Proceeds from the exercise of stock options                          178,719         286,754
 Proceeds from sale of treasury stock                                  77,683              --
 Refund of security deposits                                        1,744,739              --
 Payments to repurchase common stock                               (1,211,820)       (123,772)
 Principal payments on long-term debt                             (10,653,000)    (15,300,000)
 Principal payments on capitalized lease obligations               (5,118,304)     (5,316,784)
                                                                 ------------    ------------
    Net cash used by financing activities                          (2,728,983)     (9,028,802)
                                                                 ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (766,365)     (2,327,050)
Cash and cash equivalents at beginning of period                    1,779,643       3,667,311
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $  1,013,278    $  1,340,261
                                                                 ============    ============




See notes to condensed financial statements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1998.

NOTE B--COMMITMENTS

As of November 5, 1999, the Company had remaining commitments for the purchases of revenue equipment in the aggregate amount of approximately $18.7 million in 1999 and $47.6 million in 2000. The Company also had remaining commitments to purchase certain other assets for approximately $2.8 million in 1999.

NOTE C--CAPITAL STOCK TRANSACTIONS

During the nine-month period ended September 30, 1999, the Company purchased 136,200 shares of its outstanding common stock on the open market for approximately $1.2 million pursuant to the repurchase program authorized by the Board of Directors in July 1998. The Company distributed 7,466 treasury shares pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income (SFAS No. 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. For the quarter ended and nine-month period ended September 30, 1999, the Company's comprehensive income is the same as net income.

NOTE  E -- SUBSEQUENT EVENTS

On November 1, 1999, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") dated October 31, 1999, the Company acquired substantially all the assets of CARCO Carrier Corporation, an Arkansas corporation, which operated under the name CCC Express, Inc. ("CCC"), for a purchase price of $35,300,000. The purchase price, which is subject to certain post-closing adjustments, consisted of (i) a cash payment of approximately $3.0 million; (ii) the assumption of approximately $6.5 million of liabilities including equipment notes and (iii) the refinancing of approximately $25.8 million in other debt secured by equipment. The cash portion of the purchase price was paid with available cash and proceeds of borrowings under the Registrant's bank credit facilities. In connection with the acquisition, the Registrant's borrowing limit under the General Line of Credit with Deposit Guaranty National Bank was increased from $20.0 million to $35.0 million effective October 28, 1999.

The acquired operations include a fleet of 498 tractors and 1,103 dry van trailers, which the Registrant will use in its truckload motor carrier business. The Registrant is, and before the acquisition CCC was, a motor carrier engaged in common and contract carriage of truckload quantities of general commodities. The acquisition represents an increase of 43% in the tractor fleet of the Registrant, which operated 1,149 tractors and 2,266 dry van trailers before the transaction. As part of the transaction, the Registrant also assumed three leases for dedicated shop and fuel facilities.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:


                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                             ------------------------     ------------------------
                                                1999          1998           1999          1998
                                             ----------    ----------     ----------    ----------


OPERATING REVENUES                                100.0%        100.0%         100.0%        100.0%

OPERATING EXPENSES AND COSTS:
 Salaries, wages and employee benefits             42.6          41.6           42.8          42.1
 Operations and maintenance                        26.2          23.1           24.3          23.3
 Operating taxes and licenses                       1.7           1.8            1.8           1.8
 Insurance and claims                               5.2           4.5            5.0           4.7
 Communications and utilities                       1.3           1.1            1.2           0.9
 Depreciation and amortization                     10.8          11.4           11.2          11.1
 Other                                              4.6           2.6            3.7           2.8
                                             ----------    ----------     ----------    ----------
                                                   92.4          86.1           90.0          86.7
                                             ----------    ----------     ----------    ----------
OPERATING INCOME                                    7.6          13.9           10.0          13.3
OTHER (INCOME) EXPENSE:
 Interest expense                                   0.8           1.2            0.8           1.2
 (Gain) or loss on disposal of assets                --          (0.1)            --            --
 Other, net                                          --           0.1             --           0.1
                                             ----------    ----------     ----------    ----------
                                                    0.8           1.2            0.8           1.3
                                             ----------    ----------     ----------    ----------
INCOME BEFORE INCOME TAXES                          6.8          12.7            9.2          12.0
INCOME TAXES                                        2.7           4.9            3.6           4.7
                                             ----------    ----------     ----------    ----------

NET INCOME AND
 COMPREHENSIVE INCOME                               4.1%          7.8%           5.6%          7.3%
                                             ==========    ==========     ==========    ==========

RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

     Operating revenues increased 11.4% to $40.4 million in the third quarter of 1999 from $36.3 million for the same quarter of 1998. The Company believes this increase is due primarily to the expansion of its marketing team and the new marketing efforts implemented for the Company's logistics services, dedicated fleet operations, and private fleet conversions and to additional business from existing customers. Average revenue per mile increased to $1.122 in the third quarter of 1999 from $1.118 in 1998. There was a 11.4% increase in the number of shipments to

36,114 in 1999 from 32,423 in 1998. This volume improvement was made possible by an increase of 4.5% in the average number of tractors operated from 1,058 in 1998 to 1,134 in 1999. The net effect of the volume improvement and the Company's continuing fleet expansion was an increase of 6.3% in miles per tractor per week from 2,336 in 1998 to 2,482 in 1999. The empty mile factor decreased to 9.32% in 1999 from 9.54% of paid miles in the third quarter of 1998.

     Operating expenses and costs as a percentage of revenues increased to 92.4% in 1999 from 86.1% in 1998. This change resulted from increases, on a percentage of revenue basis, in salaries, wages, and employee benefits, in operations and maintenance costs, in insurance and claims expense, in communications and utilities expense and in other expenses. The increase in salaries, wages, and employee benefits was primarily due to an increase in aggregate driver pay, which resulted from an increase in driver total base compensation of approximately 5% per driver in October 1998. The percentage increase, relative to revenues, in operations and maintenance costs was primarily the result of an increase in costs to maintain and repair road equipment and an increase of 16.1 cents per gallon in the average cost of fuel in the third quarter of this year compared to the same period last year, partially offset by an increase in fuel efficiency to 6.59 average miles per gallon in 1999 from 6.51 in 1998. The increase, relative to revenues, in insurance and claims expense was due to an increase in the number and of accidents in the third quarter of 1999 as compared to the same period last year. The increase in communications and utilities expense, as a percentage of revenue, reflects the elimination of operational credits associated with installation in late 1997 and use of the Company's two-way, satellite-based mobile messaging and position-locating equipment in all of its tractors. Other expenses increased, relative to revenues, due primarily to our increased efforts to recruit qualified drivers in order to replace lost drivers and grow our fleet.

     As a result of the foregoing factors, operating income decreased 38.9% to $3.1 million, or 7.64% of revenues, in 1999 from $5.1 million, or 13.9% of revenues, in 1998.

     Interest expense decreased 32.1% to $298,000 in 1999 from $440,000 in 1998, resulting from a decrease in interest rates, in the aggregate, on both short-term and long-term debt, and a decrease in total outstanding debt.

     Other, net expense decreased 68.6% to $12,000 in 1999 from $39,000 in 1998, resulting primarily from a reduction in officer life insurance premium expense offset slightly by a reduction in the amount of detention charges imposed on customers for detaining equipment.

     As a result of the above, income before income taxes decreased 39.9% to $2.8 million, or 6.9% of revenues, in 1999 from $4.6 million, or 12.7% of revenues, in 1998.

     The Company's effective tax rate increased to 39.2% in 1999 from 38.9% in 1998. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 40.1% to $1.7 million, or 4.2% of revenues, in 1999 from $2.8 million, or 7.8% of revenues, in 1998, a decrease of 40.0% in diluted net income per share to $.18 from $.30. The number of shares used in the calculation of diluted net income per share for the third quarters of 1999 and 1998 were 9,355,972 and 9,512,954, respectively. Total shares outstanding at September 30, 1999, were 9,367,541.

Nine-Months Ended September 30, 1999 Compared to Nine-Months Ended September 30, 1998

     Operating revenues increased 5.4% to $114.7 million in 1999 from $108.9 million in 1998, resulting from increased business with existing customers and additional business from new customers offset by a slight decrease in average revenue per mile. Average revenue per mile decreased to $1.115 in 1999 from $1.118 in 1998. The empty mile factor decreased to 9.50% in 1999 from 9.93% of paid miles in the first nine months of 1999. There was a 5.9% increase in the number of shipments to 101,943 in 1999 from 96,267 in 1998. This volume improvement was made possible by an increase of 5.7% in the average number of tractors operated from 1,054 in 1998 to 1,114 in 1999. The net effect of the volume improvement and the Company's continuing fleet expansion was that miles per tractor per week remained relatively unchanged at 2,432 in 1998 and 2,430 in 1999.

     Operating expenses and costs as a percentage of revenues increased to 90.0% in 1999 from 86.7% in 1998. This change resulted from increases, on a percentage of revenue basis, in salaries, wages, and employee benefits, in operations and maintenance costs, in insurance and claims expense, in communications and utilities expense, in depreciation and amortization expense and in other expenses. The increase in salaries, wages, and employee benefits was due to an increase in aggregate driver pay, which resulted from an increase in driver total base compensation of approximately 5% per driver in October 1998. The increase in operations and maintenance costs resulted primarily from an increase in costs to maintain and repair road equipment and an increase of 2.4 cents per gallon in the average cost of fuel in 1999 compared to 1998, partially offset by an increase in fuel efficiency to 6.52 average miles per gallon in 1999 from
6.37 in 1998. The increase in insurance and claims expense, on a percentage of revenue basis, was due primarily to an increase in the number of accidents in 1999 as compared to 1998. The increase in communications and utilities expense, as a percentage of revenue, reflects the elimination of operational credits associated with installation in late 1997 and use of the Company's two-way, satellite-based mobile messaging and position-locating equipment in all of its tractors. The increase in depreciation and amortization expense reflects the effects of timing differences between trade-in cycles and purchasing schedules along with an increase in the cost of tractors and trailers when compared to those being retired. Other expenses increased, relative to revenues, due to a variety of factors, including a 63% increase in recruiting expenses.

     As a result of the foregoing factors, operating income decreased 20.4% to $11.5 million, or 10.0% of revenues, in 1999 from $14.5 million, or 13.3% of revenues, in 1998.

     Interest expense decreased 31.6% to $950,000 in 1999 from $1,388,000 in 1998, resulting from a decrease in interest rates, in the aggregate, on both short-term and long-term debt, and a decrease in total outstanding debt.

     Other, net expense decreased 140.8% to $(35,000) in 1999 from $87,000 in 1998, resulting primarily from a reduction in officer life insurance premium expense and an increase in the amount of detention charges imposed on customers for detaining equipment.

     As a result of the above, income before income taxes decreased 18.6% to $10.6 million, or 9.2% of revenues, in 1999 from $13.0 million, or 12.0% of revenues, in 1998.

     The Company's effective tax rate increased to 39.2% in 1999 from 38.9% in 1998. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the foregoing factors, net income decreased 19.0% to $6.4 million, or 5.6% of revenues, in 1999 from $8.0 million, or 7.3% of revenues, in 1998, a decrease of 17.9% in diluted net income per share to $.69 from $.84. The number of shares used in the calculation of diluted net income per share for the nine-month periods ended September 30, 1999 and 1998 were 9,408,583 and 9,490,087, respectively.

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

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. Although the Company has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $18.1 million for the nine-month period ended September 30, 1999 as compared to $20.9 million in the comparable period of 1998.

     As of September 30, 1999, the Company's General Line of Credit provides for available borrowings of up to $20.0 million, including letters of credit not exceeding $5.0 million. Approximately $14.49 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2001, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit fluctuates between the lender's prime rate, or prime plus 1/2% or LIBOR plus a certain percentage which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the General Line of Credit for the nine-month period ending September 30, 1999 was 6.10%. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount. The principal maturity can be accelerated if the borrowing base (based on percentages of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment.

     On December 30, 1998, the Company amended its lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997 with another financial institution to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended to extend the commitment term to December 31, 1999 and provide for a maximum borrowing amount of $12.4 million during 1999. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of September 30, 1999, $12.4 million remained available under the Equipment TRAC Lease Commitment. The interest rate on the capital leases under the Equipment TRAC Lease Commitment fluctuates in relation to the interest rate for 3 1/2-year Treasury Notes and is fixed upon execution of a lease. As of September 30, 1999, capital leases in the aggregate principal amount of $5.9 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 4.60% per annum.

     As of September 30, 1999, capital leases in the aggregate principal amount of $10.0 million were outstanding under a prior lease commitment with an average interest rate of 5.38% per annum.

     As of September 30, 1999, the Company had debt obligations of approximately $21.7 million, including amounts borrowed under the facilities described above, of which approximately $6.7 million were current obligations. During the first nine months of 1999, the Company made borrowings under the General Line of Credit of $12.3 million, while retiring $10.7 million in debt. The retired debt had an average interest rate of approximately 6.15%.

     During the years 1999 and 2000, the Company plans to make approximately $88.6 million in capital expenditures, including $19.4 million expended as of September 30, 1999. As of September 30, 1999, USA Truck was committed to spend an additional $18.7 million of this amount for revenue equipment in 1999, and $47.6 million of this amount is currently committed for revenue equipment in 2000. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for certain other assets.

     The General Line of Credit, the Equipment TRAC Lease Commitment, equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans at least through the end of 2000. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, equipment leases, the General Line of Credit, and the Equipment TRAC Lease Commitment for the foreseeable future.

     In July 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This authorization became effective in September 1998 upon the expiration of the Company's prior stock repurchase program. As of September 30, 1999, the Company had purchased 181,200 shares pursuant to this new authorization at an aggregate purchase price of $1,684,000. On May 5, 1999, the Board of Directors authorized the retirement of 100,000 shares of treasury stock that had been purchased at an aggregate cost of $928,876. In addition, as of September 30, 1999, 6,667 of the remaining 81,200 repurchased shares had been resold under the Company's Employee Stock Purchase Plan. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

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

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, dispatch, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as heating and air conditioning systems, fax machines, tractor engine electronic control modules, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts, the Company has replaced or modified certain computer equipment and software. The Company has also replaced or modified certain equipment and software used in non-IT systems. The Company anticipates that such replacement and modification relating to non-IT systems will be completed by December 1999. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company's Year 2000 identification, assessment, remediation, and testing efforts, which began in November 1997, were substantially completed by September 30, 1999, prior to any impact on its computer equipment and software. As of November 5, 1999, the Company estimates that it had completed approximately 99% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software.


                                                                                                             PERCENT
                 YEAR 2000 INITIATIVE                                               TIME FRAME              COMPLETE
                 --------------------                                               ----------              --------

Initial IT system assessment                                                       11/97 - 09/98               100%
Remediation of central system issues                                               01/98 - 10/98               100%
Remediation of departmental system issues                                          01/98 - 12/98               100%
Upgrades to telephone/PBX and other systems                                        01/98 - 12/98               100%
Electronic data interchange trading partner conversions                            01/98 - 12/98               100%
Desktop and individual systems assessment and remediation                          01/98 - 12/98               100%
Assessment of non-IT systems                                                       01/98 - 09/98               100%
Remediation of non-IT systems                                                      05/98 - 12/99                98%


     The Company has also conducted telephone surveys and mailed letters to significant vendors and service providers, and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products obtained from and services provided by such entities are Year 2000 compliant. As of November 5, 1999, the Company had received responses from approximately 99% of such third parties. However, only 28% of the companies that responded to the initial survey in April 1998 and a follow up survey in the fall of 1998 have provided either verbal or written assurances that they expect to address all their significant Year 2000 issues on a timely basis. The Company continues to send written requests to new customers to inquire about their significant Year 2000 issues and how they are going to address those issues. In light of the low rate of satisfactory responses to the Company's inquiries, the Company can give no assurance that interfaces with third parties will not be vulnerable to Year 2000 issues or that disruptions to the Company's business will not occur as a result of such issues.

     The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $35,000, which will be funded from operating cash flows. Such amount represents approximately 1.0% of the Company's total actual and anticipated IT expenditures for fiscal 1998 through fiscal 1999. As of September 30, 1999, the Company had incurred costs of approximately $40,000 related to its Year 2000 program. All of the $40,000 relates to analysis, repair, or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 projects. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, remediation and testing is not effected with respect to problems that are identified, or such remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or business.

     The Company began, but did not complete, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not been clearly identified. Management believes that the disruption, if any, that is reasonably likely to result from Year 2000 problems would not be significant enough to justify the management time and expense of further contingency planning.

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

     The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts, the dates on which the Company believes it will complete such efforts and the likelihood of business disruptions based on Year 2000 problems are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to locate and correct all relevant computer codes, the ability to identify, assess, remediate, and test all embedded technology, and similar uncertainties.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's General Line of Credit agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At September 30, 1999, the Company had $4.5 million outstanding pursuant to the General Line of Credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           (A)  Exhibits

                11.1    Statement Re: Computation of Earnings Per Share

                27      Financial Data Schedule

           (B)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  USA TRUCK, INC.
                                  (Registrant)


Date:   11/15/99                          /s/ ROBERT M. POWELL
     --------------               ------------------------------------------
                                  ROBERT M. POWELL
                                  President and Chief Executive Officer


Date:   11/15/99                         /s/ JERRY D. ORLER
     --------------               ------------------------------------------
                                  JERRY D. ORLER
                                  Vice President-Finance and
                                  Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.



           Exhibit
           Number                           Exhibit
           -------                          -------
            11.1      Statement Re: Computation of Earnings Per Share

             27       Financial Data Schedule