Form 10-K
period 1999-12-31
USA TRUCK INC
filed 2000-03-30
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 0-19858

                                 USA TRUCK, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                       71-0556971
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

   3200 INDUSTRIAL PARK ROAD                           72956
      VAN BUREN, ARKANSAS                             (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (501) 471-2500

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 8, 2000 was $34,353,298. (The characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

     The number of shares outstanding of the Registrant's Common Stock, par value $ .01, as of March 8, 2000 is 9,267,139.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                              Part of Form 10-K into Which the
               Document                           Document is Incorporated
               --------                           ------------------------
Portions of the Proxy Statement to be                    Part III
sent to stockholders in connection with
2000 Annual Meeting

                                 USA TRUCK, INC.

                                TABLE OF CONTENTS


ITEM NO.                                           CAPTION                                                PAGE
-------                                            -------                                                ----
                                                    PART I

1.          Business.................................................................................       1
2.          Properties...............................................................................       6
3.          Legal Proceedings........................................................................       7
4.          Submission of Matters to a Vote of Security Holders......................................       7

                                                    PART II

5.          Market for Registrant's Common Equity and Related Stockholder Matters....................       8
6.          Selected Financial Data..................................................................       9
7.          Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................      10
7A.         Quantitative and Qualitative Disclosure about Market Risk................................      15
8.          Financial Statements and Supplementary Data..............................................      16
9.          Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure...........................................................................      32

                                                   PART III

10.         Directors and Executive Officers of the Registrant.......................................      32
11.         Executive Compensation...................................................................      32
12.         Security Ownership of Certain Beneficial Owners and Management...........................      32
13.         Certain Relationships and Related Transactions...........................................      32

                                                    PART IV

14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................      33
            Signatures...............................................................................      39

                                     PART I


ITEM 1. BUSINESS

GENERAL

     USA Truck, Inc. (the "Company" or "USA Truck") is engaged in the transportation of general commodity freight in interstate and foreign commerce. Operations are conducted primarily east of the Rocky Mountains, but the Company holds authority to transport and does transport freight between all points in the continental United States, other than intrastate, and between all points in the U.S., on the one hand, and the Canadian provinces of Ontario and Quebec, on the other. The Company also provides the U.S. and Canadian portions of shipments between points in the U.S. and Canadian provinces of Ontario and Quebec, on the one hand, and points in Mexico, on the other. The Company transfers freight to, or receives freight from, Mexican carriers at the U.S.-Mexico border in Laredo, Texas. Revenue from foreign countries represents less than 5% of total revenues of the Company for each of the past three years. The principal types of freight transported include automotive parts and materials, tires, paper and paper products, glass, retail store merchandise, chemicals, aluminum and manufacturing materials and supplies. USA Truck does not transport Class A or Class B explosives, garbage, radioactive materials or hazardous wastes. The Company does not operate any flatbed, tanker, or other specialized trailers.

     USA Truck transports freight in truckload quantities from individual shippers to single or multiple destinations on an as-needed basis. Its business consists primarily of medium haul shipments, more than 700 but less than 1,000 miles. For 1997, 1998, and 1999, the average length of haul for Company tractors was 920 miles, 916 miles, and 908 miles, respectively.

     The Company was incorporated in 1983 as a wholly-owned subsidiary of Arkansas Best Corporation. In December 1988, the stock of the Company was sold to management, and the Company completed its initial public offering of Common Stock in late March 1992.

     The Company's principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and its telephone number is (501) 471-2500.

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

     The Company is committed to prompt freight pickup, consistent on-time delivery, and twenty-four hours a day, seven days a week dispatching. It has taken a number of steps to meet these commitments. In particular, the Company
(i) adheres to strict maintenance and cleaning schedules to avoid breakdowns and delays; (ii) provides detailed routing instructions for, and maintains satellite communications with, drivers to expedite delivery; (iii) maintains trailer pools at strategic locations to minimize the time between customer order and pickup; and (iv) provides extra trailers to high volume shippers for loading and unloading at their convenience.

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

     The Company has designed its own management information software systems, which it operates on a mainframe computer that the Company acquired in 1997. This system became operational during the second quarter of 1997, when the Company's software was migrated to the new computer. Prior to that, the Company used a mainframe computer through a contractual agreement with a third party. These data processing capabilities enhance operating efficiency by providing immediate access to detailed information concerning equipment, cargo, customer locations, credit history, billing arrangements and specific customer requirements. They also permit the Company to respond quickly and accurately to customers' requests and assist in balancing equipment availability throughout the market area. Management believes these information software systems and computer hardware will be sufficient to support the Company's expansion plans at least through 2001 without substantial additional expenditures in the data processing area.

RECENT EVENTS

     On November 1, 1999, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") dated October 31, 1999, the Company acquired substantially all the assets of CARCO Carrier Corporation, an Arkansas corporation, which operated under the name CCC Express, Inc. ("CCC"), for a purchase price of $35.3 million. The purchase price, which was subject to certain post-closing adjustments, consisted of (i) a cash payment of approximately $3.0 million; (ii) the assumption of approximately $6.5 million of liabilities including equipment notes held by Bank Boston, Mellon U.S. Leasing and Banc of America Leasing & Capital LLC and (iii) the refinancing with Banc One Leasing Corporation and Deposit Guaranty National Bank of approximately $25.8 million in other debt secured by equipment. The cash portion of the purchase price was paid with available cash and proceeds of borrowings under the Company's credit facilities with Deposit Guaranty National Bank. The purchase price was equal to the net book value of CCC on the closing date, as adjusted in accordance with the Asset Purchase Agreement, plus $2.0 million. In connection with the acquisition, the Company's borrowing limit under its General Line of Credit with Deposit Guaranty National Bank was increased from $20.0 million to $35.0 million effective October 28, 1999.

     The acquired operations include a fleet of 498 tractors and 1,103 dry van trailers, which the Company will use in its truckload motor carrier business. The acquisition represents an increase of 43% in the tractor fleet of the Company, which operated 1,149 tractors and 2,266 dry van trailers before the transaction. As part of the transaction, the Company also assumed three leases for dedicated shop and fuel facilities.

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

     The Marketing Department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. A high percentage of the Company's business is from repeat customers. For the year ended December 31, 1999, at least 93% of USA Truck's operating revenues were derived from customers that were customers of the Company prior to 1999.

     USA Truck establishes rates through individual negotiations with customers and through contracts tailored to the specific needs of shippers.

     For the year ended December 31, 1999, the Company's ten largest customers accounted for 38% of revenues and its three largest customers accounted for 19% of revenues, with more than 1,600 other customers accounting for the balance. No customer accounted for more than 10% of revenues.

     Customers are generally required to have credit approval before dispatch. The Company bills customers at or shortly after pickup, and, for the last three years, receivables collection has averaged approximately 31 days from the billing date.

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

     The average distance between loads as a percentage of total miles (empty mile factor) is a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. The Company's commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if the Company delayed the pickup until a tractor became available in the area. USA Truck's empty mile factor was 9.26% for the year ended December 31, 1999.

     Fleet managers supervise fleets of approximately 55 drivers each and serve as the drivers' primary contact with the Company. Fleet managers monitor the location of equipment and direct its movement in the most efficient and safe manner practicable.

DRIVERS AND OTHER PERSONNEL

     Driver recruitment and retention continue to be a challenge for the Company. Recruiting drivers is difficult because Company standards are high and because of declining enrollment in driving schools. Retention is difficult because of wage and job fulfillment considerations. Driver turnover, especially in the early months of employment, is a significant problem, and the competition for qualified drivers is intense. Although USA Truck has experienced difficulty with driver turnover, it has been able to attract and retain a sufficient number of qualified drivers to support its operations. To attract and retain drivers, the Company must continue to provide safe, attractive and comfortable equipment, direct access to management, and competitive wages, benefits and financial incentives designed to encourage longer-term employment.

     Drivers' pay is calculated on the basis of miles driven and increases with tenure. In 1999, drivers averaged 481 miles per workday. On October 18, 1998, the Company implemented a pay increase for drivers that resulted in an average increase in total base compensation of approximately 6% per driver. Drivers are also paid bonuses based on productivity. For 1999, the Company's drivers earned bonuses totaling approximately $643,000. During 1999, the Company's drivers earned wages and bonuses averaging $.31 per mile.

     As of December 31, 1999, USA Truck employed 2,069 persons, of which 1,600 were drivers, none of whom was represented by a collective bargaining unit. In the opinion of management, the Company's relationship with its employees is satisfactory.

SAFETY

     USA Truck's safety program is designed to meet the Company's goal of an accident-free working environment and to enforce governmental safety regulations. The Company controls the maximum speed of its tractors with electronic governing equipment, and all its tractors are equipped with anti-lock braking systems.

     Safety records are one of several hiring criteria used by USA Truck, and safe equipment handling techniques are an important part of new driver training. The Company also conducts pre-employment, random and post-accident drug testing in accordance with Department of Transportation ("DOT") regulations.

REVENUE EQUIPMENT AND MAINTENANCE

     The Company's current policy is to replace most tractors within 42 months from the date of purchase, which permits the Company to maintain substantial warranty coverage throughout the period of ownership. USA Truck replaces its tractors and trailers based on various factors, including the used equipment market, prevailing interest rates, technological improvements, fuel efficiency and durability. The following table shows the number and age of revenue equipment operated by the Company at December 31, 1999:


                             TRACTORS                         TRAILERS
                      -------------------------        -----------------------
                                       AVERAGE                       AVERAGE
MODEL                                  MONTHS                         MONTHS
YEAR                 NUMBER          IN SERVICE        NUMBER       IN SERVICE
----                 ------          ----------        ------       ----------
2000                   353                4              350             3
1999                   324               14              286             9
1998                   569               26              797            24
1997                   329               37              302            37
1996                   138               48              332            49
1995                    --               --              624            59
1994                    --               --              372            70
1993                    --               --              191            82
1992 and prior          --               --              270           126
                     -----               --            -----           ---
Total                1,713               23            3,524            46
                     =====               ==            =====           ===

     At December 31, 1999, USA Truck operated 1,713 conventional sleeper tractors and 3,524 van trailers. To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company buys tractors and trailers manufactured to its specifications. In deciding which equipment to buy, it considers a number of factors, including safety, economy, resale value and driver comfort. Most of the Company's tractors are equipped with Detroit Diesel Series 60 12.7-liter engines, air-ride suspension, and anti-lock brakes. The Company's equipment is maintained through a strict preventive maintenance program designed to minimize equipment downtime and to enhance trade-in value.

     Beginning with the November 1995 trailer purchases, the Company began converting its trailer fleet from 48-foot long and 102 inches wide trailers to 53-foot long and 102 inches wide trailers. Because of this conversion process and additional trailers required to serve Mexico, the Company's trailer to tractor ratio was 2.1-to-1 at December 31, 1999. Management believes that a 2.1-to-1 ratio is ideal for the Company's operations, in that it promotes efficiency and provides the flexibility needed to serve customer needs. As of December 31, 1999, 2,475 of the 3,524 trailers in the Company's trailer fleet were 53-foot models. All future purchases of trailers will be 53-foot models. The Company is undertaking this conversion in order to meet its customers' requirements and to continue to provide an efficient balance between trailer capacity and weight and length limitations in the various states and Canada.

     During 1999, the Company financed revenue equipment through its collateralized, $40 million revolving credit agreement (the "General Line of Credit" or "Line of Credit"), through conventional financing and lease-purchase arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". All of its revenue equipment is pledged to secure its obligations under such financing arrangements.

REVENUE EQUIPMENT ACQUISITION PROGRAM

     During 2000 and 2001, the Company plans to acquire 641 and 695 new tractors and 650 and 825 new trailers, respectively. This will result in net increases of 66 and 267 tractors and 111 and 546 trailers, respectively. As of February 4, 2000, contracts had been executed for the acquisition of all 641 tractors and 650 trailers to be acquired in 2000. Although these contracts fix the price at which the Company may acquire this equipment, the Company has the right in its discretion to decrease or increase the number of tractors or trailers to be purchased during the year at agreed prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     During 1999, the Company acquired 381 new tractors (a net increase of 83) and 600 new trailers (a net increase of 417). The Company purchased 68 fewer new tractors in 1999 than anticipated in response to the shortage of qualified drivers in the truckload industry. The process of converting to 53-foot trailers, growth in dedicated service and freight into Mexico, which traditionally requires more trailers that regular dry-van service, necessitated increasing the trailer fleet by 114 units above the amount anticipated. The CCC Express acquisition added an additional 498 tractors and 1,103 trailers to the fleet.

INSURANCE

     The primary risk areas in the motor carrier industry are cargo loss and damage, personal injury, property damage and workers' compensation claims. Management believes that its insurance coverages are sufficient in each of these areas. The Company is qualified as a workers' compensation self-insurer in the States of Arkansas and Louisiana. The workers' compensation self-insurance is secured by $300,000 in certificates of deposit. In June 1993, the Company received authority to self-insure for cargo loss and damage claims and up to $1.0 million per occurrence for bodily injury and property damage ("BIPD") claims. These self-insurance arrangements are secured by $1.01 million in letters of credit with the Federal Highway Administration. During 1999, the self-insurance retention levels were $1.0 million for BIPD and $500,000 for workers' compensation claims per occurrence. The Company has insurance coverage for cargo loss and damage claims exceeding $100,000 per occurrence and coverage for physical damage to its tractors and trailers with a self-insurance level of $10,000 per occurrence. The Company has excess general liability coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss.

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover all but the most significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices increased during 1999, and there can be no assurance that diesel prices will decrease to price levels experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

COMPETITION

     The trucking industry is highly competitive. It is characterized by ease of entry and by many small carriers having revenues of less than $1 million per year, with relatively few carriers being able to achieve revenues exceeding $100 million per year. The principal means of competition in the truckload segment of the industry are service and price, with rate discounting being particularly intense during economic downturns. Although the Company competes primarily on the basis of service rather than rates, rate discounting continues to be a factor in obtaining and retaining business. Although the number of firms competing in the truckload segment has increased dramatically since industry deregulation in 1980, the industry appears to be undergoing a consolidation phase. Furthermore, a depressed economy tends to increase both price and service competition from alternative modes such as less-than-truckload carriers and railroads. Management believes that further growth in the truckload segment of the industry is likely to be achieved by acquiring greater market share rather than through an increase in the size of the market.

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

ITEM 2. PROPERTIES

     The Company owns its headquarters in Van Buren, Arkansas, located on 63 acres. This site has approximately 84,000-square feet of office, training, and driver housing space within two structures, a 12,000-square foot maintenance facility and a 2,500-square foot dock. In the second quarter of 1997, the Company completed construction of a new 57,000-square foot corporate headquarters next to its existing headquarters facility in Van Buren, Arkansas. The previously existing 27,000-square foot facility will be refurbished over the next several years to house additional training, maintenance and support services. This facility also contains aboveground fuel tanks with a capacity of 40,000 gallons.

     The Company operates a maintenance and driver facility in West Memphis, Arkansas, situated on roughly 32 acres with 13 acres of paved tractor and trailer parking behind fence, a 17,200-square foot shop, an eight-lane drive through fueling station containing above ground fuel tanks with a capacity of 37,000 gallons and drivers' sleeping quarters that can house 36 drivers. During 1998, the Company expanded the shop by 7,200 square feet and added four additional lanes to its drive through fueling station. The drivers' quarters also include a recruiting office and driver training center for new drivers. The Company owns 29 of the 32 acres and leases the remainder under a long-term lease agreement with an initial term ending in November 2044. Located at the intersection of I-40 and I-55, this facility is an ideal location for these activities.

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

     In June 1996, the Company began operating its maintenance and driver facility in Vandalia, Ohio, with approximately five acres of paved tractor and trailer parking behind fence, a 2,400-square foot shop, a one-lane drive through fueling station containing a below ground fuel tank with a capacity of 10,000 gallons and a drivers' sleeping quarters that can house 22 drivers. During 1999 the company acquired approximately 3 acres of adjoining land and plans to use this space for truck and trailer parking as soon as it can be prepared. The drivers' quarters also include a sales and recruiting office. The Company owned facility is located near I-75 & I-70 and is strategically located for these activities.

     The Company leases, on a month-to-month basis, parking and office facilities in East Peoria and Blue Island, Illinois, New Paris, Indiana and Fayetteville, North Carolina.

     Management believes that its facilities will be sufficient for its operations at least through 2000.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol: USAK. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by The Nasdaq Stock Market for 1999 and 1998.


1999                                                                HIGH       LOW
----                                                                ----       ----
First Quarter..............................................        $ 10.44   $ 10.19
Second Quarter.............................................        $  9.38   $  9.16
Third Quarter..............................................        $  9.25   $  8.88
Fourth Quarter.............................................        $  8.13   $  7.75

1998                                                                HIGH       LOW
----                                                                ----       ----
First Quarter .............................................        $ 16.13   $ 10.88
Second Quarter.............................................        $ 16.94   $ 14.25
Third Quarter..............................................        $ 17.00   $ 10.25
Fourth Quarter.............................................        $ 12.38   $  9.50

     As of March 8, 2000, there were 264 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Company estimates that there were approximately 1,888 beneficial owners of the Common Stock as of that date.

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


                                                                                 YEAR ENDED DECEMBER 31
                                                     -------------------------------------------------------------------------
                                                       1999             1998           1997            1996            1995
                                                     ---------       ---------       ---------       ---------       ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Operating revenues ..........................      $ 166,363       $ 145,216       $ 129,507       $ 108,313       $ 102,400
  Operating expenses and costs:
     Salaries, wages and employee benefits ....         70,198          61,297          53,122          45,122          42,860
     Operations and maintenance ...............         42,480          33,401          34,189          31,064          26,909
     Operating taxes and licenses .............          3,005           2,547           2,160           1,964           1,822
     Insurance and claims .....................          7,987           7,250           6,773           6,422           5,146
     Communications and utilities .............          2,000           1,469           1,828           1,612           1,285
     Depreciation and amortization ............         18,592          16,179          13,608          11,839          11,145
     Other ....................................          6,265           4,113           3,659           4,038           2,794
                                                     ---------       ---------       ---------       ---------       ---------
                                                       150,527         126,256         115,339         102,061          91,961
                                                     ---------       ---------       ---------       ---------       ---------
  Operating income ............................         15,836          18,960          14,168           6,252          10,439
  Other (income) expenses:
     Interest expense .........................          1,655           1,715           1,380             730             799
     Gain on disposal of assets ...............             (9)            (37)             (2)             (9)             (1)
     Other, net ...............................            (23)            102            (191)             (4)           (152)
                                                     ---------       ---------       ---------       ---------       ---------
                                                         1,623           1,780           1,187             717             646
                                                     ---------       ---------       ---------       ---------       ---------
  Income before income taxes ..................         14,213          17,180          12,981           5,535           9,793

  Income taxes ................................          5,571           6,683           5,078           2,153           3,756
                                                     ---------       ---------       ---------       ---------       ---------
  Net Income ..................................          8,642       $  10,497       $   7,903       $   3,382       $   6,037
                                                     =========       =========       =========       =========       =========

  Basic:
     Net income per share .....................      $     .93       $    1.12       $    0.84       $    0.36       $    0.62
                                                     =========       =========       =========       =========       =========
     Average shares outstanding ...............          9,324           9,400           9,356           9,463           9,684
                                                     =========       =========       =========       =========       =========
  Diluted:
     Net income per share .....................      $     .92       $    1.11       $    0.83       $    0.35       $    0.60
                                                     =========       =========       =========       =========       =========
     Average shares outstanding ...............          9,354           9,466           9,485           9,620          10,028
                                                     =========       =========       =========       =========       =========
  Cash dividends per share ....................             --              --              --              --              --
BALANCE SHEET DATA (AT END OF YEAR):
  Current assets ..............................      $  39,449       $  20,459       $  20,292       $  16,825       $  16,008
  Current liabilities .........................         28,277          21,151          20,762          15,193          13,295
  Total assets ................................        182,040         119,611         113,518          86,330          78,980
  Long-term debt, less current maturities .....         64,453          19,058          27,057          15,867          13,361
  Stockholders' equity ........................         70,108          62,734          52,373          44,424          43,157

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to operating revenues for the years indicated:

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                    1999       1998        1997
                                                   -----       -----       -----
Operating revenues ..........................      100.0%      100.0%      100.0%
Operating expenses and costs:
    Salaries, wages and employee benefits ...       42.2        42.2        41.0
    Operations and maintenance ..............       25.5        23.0        26.4
    Operating taxes and licenses ............        1.8         1.8         1.7
    Insurance and claims ....................        4.8         5.0         5.2
    Communications and utilities ............        1.2         1.0         1.4
    Depreciation and amortization ...........       11.2        11.1        10.5
    Other ...................................        3.8         2.8         2.9
                                                   -----       -----       -----
                                                    90.5        86.9        89.1
                                                   -----       -----       -----
Operating income ............................        9.5        13.1        10.9
Other (income) expenses:
    Interest expense ........................        1.0         1.2         1.1
    Gain on disposal of assets ..............         --          --          --
    Other, net ..............................         --         0.1        (0.2)
                                                   -----       -----       -----
                                                     1.0         1.3         0.9
                                                   -----       -----       -----
Income before income taxes ..................        8.5        11.8        10.0
Income taxes ................................        3.3         4.6         3.9
                                                   -----       -----       -----
Net income ..................................        5.2%        7.2%        6.1%
                                                   =====       =====       =====

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Operating revenues increased 14.6% to $166.4 million in 1999 from $145.2 million in 1998, resulting from increased business with existing customers, additional business from new customers and the acquisition of CCC Express on November 1, 1999. Average revenue per mile increased to $1.13 in 1999 from $1.12 in 1998. The empty mile factor decreased to 9.26% of paid miles in 1999 from 9.78% of paid miles in 1998. There was a 15.1% increase in the number of shipments to 147,484 in 1999 from 128,179 in 1998. This volume improvement was made possible by an increase of 15.6% in the average number of tractors operated from 1,058 in 1998 to 1,223 in 1999. The net effect of the volume improvement and the Company's continuing fleet expansion was a decrease of 1.5% in miles per tractor per week from 2,441 in 1998 to 2,404 in 1999.

     Operating expenses and costs as a percentage of revenues rose to 90.5% in 1999 from 86.9% in 1998. This change resulted primarily from an increase, on a percent of revenue basis, in operations and maintenance cost, communications and utilities, and other expenses. These increases were partially offset by a decrease, on a percent of revenue basis, in insurance and claims. The percentage increase, relative to revenues, in operations and maintenance cost was primarily the result of a an increase of 10 cents per gallon in the average cost of fuel in 1999 compared to 1998, offset by an increase in fuel efficiency to 6.46 average miles per gallon in 1999 from 6.41 in 1998. The increase in communications and utilities expense, as a percentage of revenue and in actual dollars, reflects the usage credits issued with the purchase of Qualcomm units in 1997 being used to reduce rates in 1998. The increase in other expenses, as a percentage of revenue, resulted primarily from higher recruiting costs brought about by a higher driver turnover rate and increased competition for drivers. The percentage decrease, relative to revenues, in insurance and claims expense was due to a decrease in the number and severity of accidents in 1999 compared to 1998.

     As a result of the foregoing factors, operating income decreased 16.5% to $15.8 million, or 9.5% of revenue, in 1999 from $19.0 million or, 13.1% of revenues, in 1998.

     Interest expense decreased 3.5% to $1.65 million from $1.72 million in 1998, resulting primarily from reduction in borrowings for most of the year offset by a substantial increase in borrowings following the acquisition of CCC Express on November 1, 1999.

     The Company had other income, net of $23,000 during 1999 compared to other expense, net of $102,000 in 1998. This increase in other income, net was due to a variety of factors, no single one of which accounted for more than half of the increase.

     As a result of the above factors, income before taxes decreased 17.3% to $14.2 million, or 8.5% of revenues, in 1999 from $17.2 million, or 11.8% of revenues, in 1998.

     The Company's effective tax rate increased to 39.2% in 1999 from 38.9% in 1998. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 17.7% to $8.6 million, or 5.2% of revenues, in 1999 from $10.5 million, or 7.2% of revenues in 1998, representing a decrease of 17.1% in diluted net income per share to $.92 from $1.11. The number of shares used in the calculation of diluted net income per share for 1999 and 1998 were 9,354,441 and 9,465,971.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover all but the most significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices increased during 1999 and there can be no assurance when diesel prices will decrease to price levels experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

OPERATIONAL DATA

     The following table sets forth certain operational information for the last three fiscal years:

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                     1999             1998              1997
                                                                  -----------      -----------      -----------
Total loads moved during the year ..........................          147,484          128,179          114,022
Average number of tractors operated during the year ........            1,223            1,058              935
Number of tractors operated at year end ....................            1,713            1,132            1,007
Number of trailers operated at year end ....................            3,524            2,004            1,928
Total tractor miles during the year ........................      169,587,327      148,590,937      133,941,037

LIQUIDITY AND CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new revenue equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings, including borrowings under the General Line of Credit and capitalized lease obligations. Working capital needs have generally been met with cash flows from operations and occasionally through borrowings under the General Line of Credit. Although the Company historically has not relied significantly on the General Line of Credit to meet working capital requirements, it does experience cyclical cash flow needs common to the industry. The Company uses the General Line of Credit to minimize these fluctuations and to provide flexibility in financing revenue equipment. Cash flows from operations were $13.6 million for 1999 and $28.5 million for 1998.

     The Company's General Line of Credit provides for available borrowings of up to $40.0 million, including letters of credit not exceeding $5.0 million. The Company increased the maximum borrowing limit from $20.0 million to the current level based upon its evaluation of the Company's borrowing requirements. As of December 31, 1999, approximately $1.0 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2001, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit fluctuates between the lender's prime rate, or prime plus 1/2% or LIBOR plus a certain percentage which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the General Line of Credit for the year ending December 31, 1999 was 6.48%. The principal maturity can be accelerated if the borrowing base does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has the option under certain conditions and at certain rates to fix the rate and term on portions of the outstanding balance of the General Line of Credit. See Note 4 to the Financial Statements.

     The Company is a party to a lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997, to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended on October 12, 1999 to provide for available borrowings of up to $6,000,000 available during the remainder of 1999 and until October 12, 2000. Each capital lease under this lease commitment has a repayment period of either 36 or 42 months. As of December 31, 1999, capital leases in the aggregate principal amount of $21.7 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 5.66% per annum.

     As of December 31, 1999, capital leases in the aggregate principal amount of $9.3 million were outstanding under a prior lease commitment with an average interest rate of 5.25% per annum.

     The Company's long-term debt, excluding current debt, increased by 238.2% to $64.4 million at December 31, 1999 from $19.1 million at December 31, 1998. This increase resulted from increased borrowings under the Equipment TRAC Lease Commitment for revenue equipment purchases and the acquisition of CCC Express, Inc., partially offset by the retirement of $14.8 million in debt. The retired debt had an average interest rate of approximately 6.6% and was repaid with cash flow from operations.

     During the years 2000 and 2001, the Company plans to make approximately $134 million in capital expenditures. At December 31, 1999, USA Truck was committed to spend $63.7 million of this amount for revenue equipment in 2000, and $64.2 million of this amount is currently budgeted for revenue equipment in 2001. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

     The General Line of Credit, the Equipment TRAC Lease Commitment, equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2000. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, equipment leases, the General Line of Credit, and the Equipment TRAC Lease Commitment for the foreseeable future.

     On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization became effective in September 1998 upon the expiration of the Company's existing stock repurchase program. As of December 31, 1999, the Company had purchased 231,600 shares pursuant to this new authorization at an aggregate purchase price of $2,125,000. On May 5, 1999, the Board of Directors authorized the retirement of 100,000 shares of treasury stock that had been purchased at an aggregate cost of $.9 million. In addition, as of December 31, 1999, 9,589 of the remaining 131,600 repurchased shares had been resold under the Company's Employee Stock Purchase Plan. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the General Line of Credit.

YEAR 2000 ISSUES

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Potentially, the Year 2000 issue could have resulted, at the Company and at its vendors and customers, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities. Beginning in 1997, the Company undertook various initiatives intended to ensure that its computer equipment and software would function properly in the Year 2000 and thereafter.

     As of February 24, 2000, the Company has not experienced any material adverse effects related to the Year 2000 issue, and none of its key vendors have reported to the Company any material adverse effects related to the issue. At this time, the Company does not expect to encounter any Year 2000 issues that would have a material effect on its results of operations, liquidity and financial condition. Furthermore, the Company does not anticipate any significant expenditure in the future related to year 2000 compliance. However, latent Year 2000 problems may surface at key dates or events in the future.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's General Line of Credit agreement provides for borrowings which bear interest at variable rates based on either a prime rate or the LIBOR. At December 31, 1999, the Company had $39.0 million outstanding pursuant to the General Line of Credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                            Page

Report of Independent Auditors .........................................................................     17

Balance Sheets as of December 31, 1999 and 1998.........................................................     18

Statements of Income for the years ended December 31, 1999, 1998 and 1997...............................     19

Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.................     20

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...........................     21

Notes to Financial Statements...........................................................................     22

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
USA Truck, Inc.

We have audited the accompanying balance sheets of USA Truck, Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                             ERNST & YOUNG  LLP




Little Rock, Arkansas
January 18, 2000

                                 USA TRUCK, INC.


                                 BALANCE SHEETS



                                                                                             December 31,
                                                                                 ---------------------------------
                                                                                     1999                1998
                                                                                 -------------       -------------
ASSETS
Current assets:
    Cash and cash equivalents .............................................      $   2,145,707       $   1,779,643
    Receivables (Note 5):
      Trade, less allowance for doubtful accounts of
        $269,150 in 1999 and $140,670 in 1998 .............................         26,649,235          13,928,848
      Other ...............................................................          5,509,866             299,914
    Inventories ...........................................................            301,907             236,338
    Deferred income taxes (Note 7) ........................................          1,208,413           1,573,365
    Prepaid expenses and other current assets (Note 3) ....................          3,634,056           2,640,561
                                                                                 -------------       -------------
Total current assets ......................................................         39,449,184          20,458,669

Property and equipment (Notes 5 and 6):
    Land and structures ...................................................         16,798,699          14,637,631
    Revenue equipment .....................................................        155,546,718         107,323,786
    Service, office and other equipment ...................................         13,665,713          10,947,496
                                                                                 -------------       -------------
                                                                                   186,011,130         132,908,913
    Accumulated depreciation and amortization .............................        (43,873,074)        (36,769,320)
                                                                                 -------------       -------------
                                                                                   142,138,056          96,139,593
Security deposits .........................................................                 --           1,745,478
Other assets ..............................................................            452,448           1,267,479
                                                                                 -------------       -------------
Total assets ..............................................................      $ 182,039,688       $ 119,611,219
                                                                                 =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank drafts payable ...................................................      $   1,116,485       $     425,485
    Trade accounts payable ................................................          5,139,164           3,397,593
    Accrued expenses (Note 4) .............................................         11,065,604          11,139,369
    Current maturities of long-term debt (Note 5) .........................         10,956,533           6,188,241
                                                                                 -------------       -------------
Total current liabilities .................................................         28,277,285          21,150,688

Long-term debt, less current maturities (Notes 5 and 6) ...................         64,452,648          19,057,816
Deferred income taxes (Note 7) ............................................         17,008,364          14,576,038
Insurance and claims accruals .............................................          2,192,714           2,092,614

Commitments and contingencies (Notes 6 and 12)

Stockholders' equity (Notes 5 and 9):
    Preferred Stock, $.01 par value; 1,000,000 shares                                       --                  --
      authorized; none issued .............................................
    Common Stock, $.01 par value; 16,000,000 shares
      authorized; issued 9,387,041 shares in 1999
      and 9,437,097 shares in 1998 ........................................             93,870              94,371
    Additional paid-in capital ............................................         12,271,685          12,921,342
    Retained earnings .....................................................         58,840,827          50,199,325
    Less treasury stock, at cost (122,011 shares in 1999 and 46,789
      shares in 1998) .....................................................         (1,098,206)           (480,975)
                                                                                 -------------       -------------
Total stockholders' equity ................................................         70,108,176          62,734,063
                                                                                 -------------       -------------
Total liabilities and stockholders' equity ................................      $ 182,039,688       $ 119,611,219
                                                                                 =============       =============


See accompanying notes.

                                 USA TRUCK, INC.


                              STATEMENTS OF INCOME



                                                                           Year Ended December 31,
                                                            ------------------------------------------------------
                                                                 1999                1998              1997
                                                            ---------------     ---------------   ----------------
Operating revenues ....................................      $ 166,363,356       $ 145,216,121       $ 129,507,242

Operating expenses and costs:
    Salaries, wages and employee benefits (Note 8) ....         70,197,581          61,296,860          53,122,136
    Operations and maintenance ........................         42,480,525          33,400,982          34,188,558
    Operating taxes and licenses ......................          3,005,166           2,547,449           2,160,408
    Insurance and claims ..............................          7,987,208           7,249,853           6,773,001
    Communications and utilities ......................          1,999,548           1,468,485           1,827,608
    Depreciation and amortization .....................         18,591,780          16,179,143          13,607,835
    Other .............................................          6,264,876           4,113,158           3,658,992
                                                             -------------       -------------       -------------
                                                               150,526,684         126,255,930         115,338,538
                                                             -------------       -------------       -------------
Operating income ......................................         15,836,672          18,960,191          14,168,704

Other (income) expenses:
    Interest expense ..................................          1,655,558           1,714,662           1,379,481
    Gain on disposal of assets ........................             (9,297)            (37,088)             (1,731)
    Other, net ........................................            (22,588)            102,340            (190,641)
                                                             -------------       -------------       -------------
                                                                 1,623,673           1,779,914           1,187,109
                                                             -------------       -------------       -------------
Income before income taxes ............................         14,212,999          17,180,277          12,981,595

Income taxes (Note 7):
    Current ...........................................          2,774,219           3,366,164           4,027,787
    Deferred ..........................................          2,797,278           3,316,964           1,050,336
                                                             -------------       -------------       -------------
                                                                 5,571,497           6,683,128           5,078,123
                                                             -------------       -------------       -------------
Net income ............................................      $   8,641,502       $  10,497,149       $   7,903,472
                                                             =============       =============       =============
Net income per share (Notes 9 and 10):
    Basic earnings per share ..........................      $        0.93       $        1.12       $         .84
                                                             =============       =============       =============
    Diluted earnings per share ........................      $        0.92       $        1.11       $         .83
                                                             =============       =============       =============

See accompanying notes.

                                 USA TRUCK, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                           COMMON STOCK        ADDITIONAL        RETAINED          TREASURY             TOTAL
                                                                PAID-IN          EARNINGS           STOCK
                                                                CAPITAL
                                           ------------       ------------      ------------      ------------       ------------
Balance at January 1, 1997 .............   $     94,996       $ 13,837,785      $ 31,798,704      $ (1,307,490)      $ 44,423,995
    Exercise of stock options, net
      (Note 10) ........................            608            374,439                --                --            375,047
    Purchases of 40,500 shares of
      common stock into treasury .......             --                 --                --          (329,253)          (329,253)
    Retirement of 185,500 shares
      of treasury stock ................         (1,855)        (1,634,888)               --         1,636,743                 --
    Net income for 1997 ................             --                 --         7,903,472                --          7,903,472
                                           ------------       ------------      ------------      ------------       ------------
Balance at December 31, 1997 ...........         93,749         12,577,336        39,702,176                --         52,373,261
    Exercise of stock options, net
      (Note 10) ........................            622            290,941                --                --            291,563
    Tax benefit of stock options
      (Note 7) .........................             --             53,065                --                --             53,065
    Purchases of 54,750 shares of
      common stock into treasury .......             --                 --                --          (585,962)          (585,962)
    Sale of 7,961 shares of treasury
      stock to employee stock
      purchase plan ....................             --                 --                --           104,987            104,987
    Net income for 1998 ................             --                 --        10,497,149                --         10,497,149
                                           ------------       ------------      ------------      ------------       ------------
Balance at December 31, 1998 ...........         94,371         12,921,342        50,199,325          (480,975)        62,734,063
    Exercise of stock options, net
      (Note 10) ........................            499            278,219                --                --            278,718
    Purchase of 186,600 shares of
      common stock into treasury .......             --                 --                --        (1,662,883)        (1,662,883)
    Sale of 11,379 shares of
      treasury stock to employee
      stock purchase plan ..............             --                 --                --           116,776            116,776
    Retirement of 100,000 shares
       out of treasury stock ...........         (1,000)          (927,876)               --           928,876                 --
    Net income for 1999 ................             --                 --         8,641,502                --          8,641,502
                                           ------------       ------------      ------------      ------------       ------------
Balance at December 31, 1999 ...........   $     93,870       $ 12,271,685      $ 58,840,827      $ (1,098,206)      $ 70,108,176
                                           ============       ============      ============      ============       ============


See accompanying notes.

                                 USA TRUCK, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31,
                                                                  --------------------------------------------------
                                                                      1999               1998               1997
                                                                  ------------       ------------       ------------
OPERATING ACTIVITIES
Net income .................................................      $  8,641,502       $ 10,497,149       $  7,903,472

Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ........................        18,591,780         16,179,143         13,607,835
      Provision for doubtful accounts ......................           121,900             30,000             30,000
      Deferred income taxes ................................         2,797,278          3,316,964          1,050,336
      Gain on disposal of assets ...........................            (9,297)           (37,088)            (1,731)
      Changes in operating assets and liabilities:
         Receivables .......................................       (17,186,596)        (1,363,041)          (186,827)
         Inventories, prepaid expenses and other
           current assets ..................................          (609,527)        (1,103,891)          (106,694)
         Bank drafts payable, trade accounts payable and
           accrued expenses ................................         1,103,205            539,981          5,568,536
         Insurance and claims accruals - long-term .........           100,100            408,000            408,000
                                                                  ------------       ------------       ------------
Net cash provided by operating activities ..................        13,550,345         28,467,217         28,272,927

INVESTING ACTIVITIES
Purchases of property and equipment ........................       (29,492,589)       (21,731,600)       (32,777,855)
Purchase of CCC Express, Inc. ..............................       (22,891,055)                --                 --
Proceeds from sale of equipment ............................         9,651,337          6,395,382          8,174,217
Proceeds from sale of investments ..........................           968,196                 --                 --
(Increase) decrease in other assets ........................          (153,165)            31,150           (307,728)
                                                                  ------------       ------------       ------------
Net cash used by investing activities ......................       (41,917,276)       (15,305,068)       (24,911,366)


FINANCING ACTIVITIES
Borrowings under long-term debt ............................        55,685,310         14,325,000         29,553,208
Proceeds from the exercise of stock options ................           278,718            291,563            375,047
Proceeds from sale of treasury stock .......................           116,776            104,987                 --
Refund of security deposits ................................         1,745,478                 --                 --
Payments to repurchase common stock ........................        (1,662,883)          (585,962)          (597,379)
Principal payments on long-term debt .......................       (19,595,310)       (22,800,000)       (23,828,208)
Principal payments on capitalized lease obligations ........        (7,835,094)        (6,385,405)        (6,683,864)
                                                                  ------------       ------------       ------------
Net cash provided by (used by) financing activities ........        28,732,995        (15,049,817)        (1,181,196)
                                                                  ------------       ------------       ------------

Increase (decrease) in cash and cash equivalents ...........           366,064         (1,887,668)         2,180,365
Cash and cash equivalents:
    Beginning of year ......................................         1,779,643          3,667,311          1,486,946
                                                                  ------------       ------------       ------------
    End of year ............................................      $  2,145,707       $  1,779,643       $  3,667,311
                                                                  ============       ============       ============


See accompanying notes

                                 USA TRUCK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

One customer represented approximately 7% and 11% of net trade receivables as of December 31, 1999 and 1998, respectively. A different customer represented approximately 9% and 11% of revenues for the years ended December 31, 1999 and 1998, respectively.

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

                                 USA TRUCK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CLAIMS LIABILITIES

The Company is self-insured up to certain limits for bodily injury, property damage, workers' compensation, and cargo loss and damage claims. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. In 1999 the Company was self-insured up to $1,000,000 per occurrence for bodily injury and property damage, up to $500,000 for workers' compensation claims, and up to $100,000 per occurrence for cargo loss and damage claims. These self-insurance arrangements are secured by $1,010,000 in letters of credit.

The workers' compensation self-insurance is secured by $300,000 in certificates of deposit maturing during 2000. The certificates of deposit are included in other assets on the balance sheet as of December 31, 1999 and 1998.

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

2. ACQUISITION

On November 1, 1999, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") dated October 31, 1999, the Company acquired substantially all the assets of CARCO Carrier Corporation, an Arkansas corporation, which operated under the name CCC Express, Inc. ("CCC"), for a purchase price of $35.3 million. The purchase price consisted of (i) a cash payment of approximately $3.0 million; (ii) the assumption of approximately $6.5 million of liabilities including equipment notes and (iii) the refinancing of approximately $25.8 million in other debt secured by equipment. Additionally, $5.9 million of the $25.8 million consisted of a non-cash transaction. The cash portion of the purchase price was paid from available cash and proceeds of borrowings under the Company's credit facilities. The purchase price was equal to the net book value of CCC on the closing date, as adjusted in accordance with the Asset Purchase Agreement, plus $2 million. In connection with the acquisition, the Company's borrowing under its General Line of Credit was increased from $20 million to $35 million effective October 28, 1999.

The acquisition has been accounted for under the purchase method. Accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. Operating results of the acquired business are included in the statements of income from the acquisition date.

                                 USA TRUCK, INC.


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITION (CONTINUED)

The following pro forma summary of results of operations has been prepared as though CCC had been acquired on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1998, or of results which may occur in the future.

                                                          December 31,
                                              ------------------------------------
                                                    1999                 1998
                                              ---------------      ---------------
         Operating revenues ............      $   222,089,793      $   211,937,321
         Net Income ....................            6,127,054            9,074,624
         Basic earnings per share ......      $           .66      $           .97
         Diluted earnings per share ....      $           .65      $           .96


3.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                          December 31,
                                              ------------------------------------
                                                   1999                  1998
                                              ---------------      ---------------
         Prepaid licenses and taxes ....      $     1,381,345      $       938,881
         Prepaid insurance .............            2,039,749            1,624,315
         Other .........................              212,962               77,365
                                              ---------------      ---------------
                                              $     3,634,056      $     2,640,561
                                              ===============      ===============


4. ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                                         December 31,
                                                             ------------------------------------
                                                                  1999                 1998
                                                             ---------------      ---------------
         Salaries, wages, bonuses and
          employee benefits ...........................      $     4,352,233      $     4,825,956
         Insurance and claims accruals ................            3,585,366            4,071,832
         Other ........................................            3,128,005            2,241,581
                                                             ---------------      ---------------
                                                             $    11,065,604      $    11,139,369
                                                             ===============      ===============

                                 USA TRUCK, INC.

5. LONG-TERM DEBT

 Long-term debt consists of the following:

                                                                    December 31,
                                                        ---------------------------------
                                                             1999              1998
                                                        ----------------   --------------
         Revolving credit agreement(1) ...........      $ 38,990,000       $  2,900,000
         Capitalized lease obligations(2) ........        36,419,181         22,346,057
                                                        ------------       ------------
                                                          75,409,181         25,246,057
         Less current maturities .................       (10,956,533)        (6,188,241)
                                                        ------------       ------------
                                                        $ 64,452,648       $ 19,057,816
                                                        ============       ============

(1) The Company's revolving credit agreement (the "Line of Credit"), effective December 15, 1999, provides for available borrowings of $40,000,000, including letters of credit not exceeding $5,000,000. The Line of Credit matures on April 30, 2002, prior to which time, subject to certain conditions, the remaining balance may be converted at any time at the Company's option to a term loan requiring forty-eight equal monthly principal payments plus interest. The credit facility bears variable interest based on the lenders prime rate, or prime plus 1/2% or LIBOR plus a certain percentage which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the credit facility for the year ending December 31, 1999 was 6.09%. A quarterly commitment fee of 1/4% per annum is payable on the unused credit line. The Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has outstanding letters of credit of approximately $1,010,000 at December 31, 1999.

     The Line of Credit requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $40,300,000 at December 31, 1999. The Company was in compliance with these covenants at December 31, 1999. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Line of Credit approximates its fair value since the interest rate is variable.

(2) The leases extend through June 2003 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 1.89% to 10.15% at December 31, 1999. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

The Company made interest payments of approximately $1,490,000, $1,699,000 and $1,454,000 during 1999, 1998 and 1997, respectively. The Company capitalized $6,800 in interest as a result of construction during 1998.

                                 USA TRUCK, INC.

6. LEASES AND COMMITMENTS

Capital lease obligations of $21,908,219, $6,763,522 and $12,416,151 were incurred during the years ended December 31, 1999, 1998 and 1997, respectively.

At December 31, 1999, the future minimum payments under capitalized leases with initial terms of one year or more were $12,731,609 for 2000, $11,203,043 for 2001, $10,012,512 for 2002 and $6,085,516 for 2003. The present value of net minimum lease payments was $36,419,151 which includes the current portion of the capital leases of $10,956,533 and excludes amounts representing interest of $3,613,529.

At December 31, 1999, property and equipment included capitalized leases which had capitalized costs of $45,526,083, accumulated amortization of $7,944,872 and a net book value of $37,581,211. At December 31, 1998 property and equipment included capitalized leases which had capitalized costs of $28,666,354, accumulated amortization of $6,957,207 and a net book value of $21,709,147. Amortization of leased assets is included in depreciation and amortization expense.

Commitments to purchase revenue equipment, which are cancelable by the Company if certain conditions are met, aggregated approximately $63,700,000 at December 31, 1999.


7. FEDERAL AND STATE INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:


                                                                   December 31,
                                                        -------------------------------
                                                            1999               1998
                                                        ------------       ------------
Noncurrent deferred tax liabilities:
    Tax over book depreciation ...................      $ 16,904,280       $ 14,512,768
    Capitalized leases ...........................           104,084             63,270
                                                        ------------       ------------
Total noncurrent deferred tax liabilities ........      $ 17,008,364       $ 14,576,038
                                                        ============       ============
Current deferred tax assets:
    Revenue recognition ..........................      $    (89,392)      $   (116,286)
    Accrued expenses not deductible until paid ...        (2,389,894)        (2,420,906)
    Allowance for doubtful accounts ..............           (99,166)           (53,033)
                                                        ------------       ------------
Total current deferred tax assets ................        (2,578,452)        (2,590,225)

Current deferred tax liabilities:
    Prepaid expenses deductible when paid ........         1,370,039          1,016,860
                                                        ------------       ------------
Net current deferred tax assets ..................      $ (1,208,413)      $ (1,573,365)
                                                        ============       ============

                                 USA TRUCK, INC.

7. FEDERAL AND STATE INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:

                                                                       Year Ended December 31,
                                                       --------------------------------------------------
                                                              1999             1998              1997
                                                       ---------------   --------------   ---------------
Current
Federal.............................................   $     2,406,997   $    2,812,318   $     3,491,181
State...............................................           367,222          553,846           536,606
                                                       ---------------   --------------   ---------------
Total current.......................................         2,774,219        3,366,164         4,027,787

Deferred
Federal.............................................         2,350,248        2,883,617           862,092
State...............................................           447,030          433,347           188,244
                                                       ---------------   --------------   ---------------
Total deferred......................................         2,797,278        3,316,964         1,050,336
                                                       ---------------   --------------   ---------------
Total income tax expense............................   $     5,571,497   $    6,683,128   $     5,078,123
                                                       ===============   ==============   ===============

During 1998, 1998 and 1997, the Company made income tax payments of approximately $3,105,300, $3,484,000, and $3,644,000, respectively.

During 1998, the Company recognized a tax benefit of $53,065 related to stock options. This amount was added to additional paid-in capital.

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

                                                                       Year Ended December 31,
                                                       --------------------------------------------------
                                                              1999             1998              1997
                                                       ---------------   --------------   ---------------
Income tax at 34% statutory federal rate............   $     4,832,420   $    5,841,294   $     4,413,742
Federal income tax effects of:
    State income taxes..............................          (276,846)        (336,172)         (246,449)
    Nondeductible expenses..........................            58,846           98,131            (3,582)
    Other...........................................           142,825           92,682           189,562
                                                       ---------------   --------------   ---------------
    Federal income taxes............................         4,757,245        5,695,935         4,353,273
State income taxes..................................           814,252          987,193           724,850
                                                       ---------------   --------------   ---------------
Total income tax expense............................   $     5,571,497   $    6,683,128   $     5,078,123
                                                       ===============   ==============   ===============
Effective tax rate..................................              39.2%            38.9%             39.1%
                                                       ===============   ==============   ===============

                                 USA TRUCK, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. EMPLOYEE BENEFIT PLANS

The Company sponsors the USA Truck, Inc. Employees' Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code, that covers substantially all employees. Employees can contribute up to 15% of their compensation, with the Company matching 50% of the first 4% of compensation contributed by each employee. Company matching contributions were approximately $634,000, $652,000 and $558,000 for 1999, 1998 and 1997, respectively.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Year Ended December 31,
                                                        -------------------------------------------------
                                                              1999              1998             1997
                                                        --------------   ----------------  --------------
Numerator:
   Net Income.......................................    $    8,641,502   $     10,497,149  $    7,903,472

Denominator:
   Denominator for basic earnings per
     share - weighted average shares................         9,324,037          9,399,727       9,355,671

   Effect of dilutive securities:
     Employee stock options.........................            30,404             66,244         128,899
                                                        --------------   ----------------   -------------
   Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions.................         9,354,441          9,465,971       9,484,570
                                                        ==============   ================   =============
Basic earnings per share............................              $.93              $1.12            $.84
                                                        ==============   ================   =============
Diluted earnings per share..........................              $.92              $1.11            $.83
                                                        ==============   ================   =============
Anti-dilutive employee stock options................            94,600                 --           3,000
                                                        ==============   ================   =============



10. COMMON STOCK TRANSACTIONS

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

                                 USA TRUCK, INC.

10. COMMON STOCK TRANSACTIONS (CONTINUED)

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                     1999                      1998                     1997
                            ------------------------ ------------------------  -----------------------
                                         WEIGHTED-               Weighted-                Weighted-
                                          AVERAGE                 Average                  Average
                            OPTIONS   EXERCISE PRICE Options   Exercise Price  Options  Exercise Price
                            --------  -------------- --------  -------------- --------  --------------
Outstanding-beginning
  of year                    323,200      $ 7.72      356,400      $ 6.90      425,320      $ 6.87
Granted                           --          --       46,000       11.59        9,600        9.73
Exercised                    (65,000)     $ 6.25      (79,200)       6.30      (63,320)       6.25
Canceled                          --          --           --          --      (15,200)      10.50
                            --------      ------     --------      ------     --------      ------
Outstanding-end of year      258,200      $ 8.09      323,200      $ 7.72      356,400      $ 6.90
                            ========      ======     ========      ======     ========      ======
Exercisable at end of
year                          95,600      $ 7.85      103,000      $ 6.46      142,200      $ 6.25


Exercise prices for options outstanding as of December 31, 1999 ranged from $6.25 to $13.00. The weighted-average fair value of options granted during 1998 was $4.30 and $4.46. No options were granted during 1999. The weighted-average remaining contractual life of these options is 2.14 years.

In 1999, 1998 and 1997, 44,595, 45,240 and 60,007 options, respectively, were exercised for cash. In 1999, 1998 and 1997 additional options of 20,405, 33,960 and 3,313 respectively, were exercised by the exchange of 15,056, 16,971 and 2,588 shares of stock respectively, (with a market value equal to the exercise price of the options). The exchanged shares were then canceled.

Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's pro forma net income would have been $8,603,394, $10,431,143 and $7,852,172, pro forma basic earnings per share would have been $.92, $1.11 and $.84, and pro forma diluted earnings per share would have been $.92, $1.10 and $.83, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1999: dividend yield of 0%; expected volatility of 0.292%; risk-free interest rates range from 4.29% to 5.44% and expected lives range from 3 to 5 years. The following weighted-average assumptions were used for grants in 1998: dividend yield of 0%; expected volatility of 0.457%; risk-free interest rates range from 4.29% to 5.44% and expected lives range from 3 to 5 years. The following weighted-average assumptions were used for grants in 1996: dividend yield of 0%; expected volatility of 0.535%; risk-free interest rates range from 5.45% to 6.17% and expected lives range from 3 to 5 years.

                                 USA TRUCK, INC.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 1999 and 1998:

                                                                       1999
                                                                THREE MONTHS ENDED
                                              -----------------------------------------------------------
                                               MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                              -----------     -----------    -------------   ------------

Operating revenues ......................     $36,199,447     $38,117,504     $40,416,850     $51,629,555
Operating expenses and costs ............      32,063,006      33,830,877      37,330,310      47,302,491
                                              -----------     -----------     -----------     -----------
Operating income ........................       4,136,441       4,286,627       3,086,540       4,327,064
Other expenses, net .....................         313,880         282,016         308,597         719,180
                                              -----------     -----------     -----------     -----------
Income before income taxes ..............       3,822,561       4,004,611       2,777,943       3,607,884
Income taxes ............................       1,498,444       1,569,808       1,088,954       1,414,291
                                              -----------     -----------     -----------     -----------
Net income ..............................     $ 2,324,117     $ 2,434,803     $ 1,688,989     $ 2,193,593
                                              ===========     ===========     ===========     ===========

Average shares outstanding (basic) ......       9,392,817       9,373,109       9,298,377       9,257,361
                                              ===========     ===========     ===========     ===========
Basic earnings per share ................     $       .25     $       .26     $       .18     $       .24
                                              ===========     ===========     ===========     ===========

Average shares outstanding (diluted) ....       9,452,481       9,410,750       9,335,972       9,287,601
                                              ===========     ===========     ===========     ===========
Diluted earnings per share ..............     $       .25     $       .26     $       .18     $       .24
                                              ===========     ===========     ===========     ===========

                                                                       1998
                                                                Three Months Ended
                                              ------------------------------------------------------------
                                               March 31,       June 30,      September 30,    December 31,
                                              -----------     -----------    -------------    ------------

Operating revenues ......................     $35,223,203     $37,387,246     $36,266,931     $36,338,741
Operating expenses and costs ............      30,993,887      32,208,832      31,213,221      31,839,990
                                              -----------     -----------     -----------     -----------
Operating income ........................       4,229,316       5,178,414       5,053,710       4,498,751
Other expenses, net .....................         403,265         598,909         435,041         342,699
                                              -----------     -----------     -----------     -----------
Income before income taxes ..............       3,826,051       4,579,505       4,618,669       4,156,052
Income taxes ............................       1,488,334       1,781,428       1,796,662       1,616,704
                                              -----------     -----------     -----------     -----------
Net income ..............................     $ 2,337,717     $ 2,798,077     $ 2,822,007     $ 2,539,348
                                              ===========     ===========     ===========     ===========

Average shares outstanding (basic) ......       9,378,054       9,418,826       9,417,520       9,375,927
                                              ===========     ===========     ===========     ===========
Basic earnings per share ................     $       .25     $       .30     $       .30     $       .27
                                              ===========     ===========     ===========     ===========

Average shares outstanding (diluted) ....       9,478,162       9,531,054       9,512,954       9,442,155
                                              ===========     ===========     ===========     ===========
Diluted earnings per share ..............     $       .25     $       .29     $       .30     $       .27
                                              ===========     ===========     ===========     ===========

12. LITIGATION

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Compliance" in the Company's proxy statement for the annual meeting of stockholders to be held on May 3, 2000, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the Company's proxy statement for the annual meeting of stockholders to be held on May 3, 2000, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Outstanding Stock and Voting Rights" and "Election of Directors" in the Company's proxy statement for the annual meeting of stockholders to be held on May 3, 2000, set forth certain information with respect to the ownership of the Company's voting securities and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" in the Company's proxy statement for the annual meeting of stockholders to be held on May 3, 2000, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following financial statements of the Company are included in Part II,
Item 8 of this report:

                                                                                            PAGE
                                                                                            ----

Balance Sheets as of December 31, 1999 and 1998 ........................................     18
Statements of Income for the years ended December 31, 1999, 1998 and 1997 ..............     19
Statements of Stockholders' Equity for years ended December 31, 1999, 1998 and 1997 ....     20
Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 ..........     21
Notes to Financial Statements ..........................................................     22

     2. The following financial statement schedule of the Company is included in
Item 14(d):

Schedule II  - Valuation and Qualifying Accounts........................................     38

     Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

     3. Listing of exhibits.

Exhibit No.            Exhibit

     2.1 Asset Purchase Agreement dated as of October 31, 1999 between the Company, as buyer, and CARCO Carrier Corporation doing business as CCC Express, Inc., as seller, and CARCO Capital Corporation (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on November 15, 1999).

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

     4.7 Seventh Amendment to Fourth Amended and Restated Revolving Credit Agreement dated October 30, 1998, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.7 to the Company's annual report on Form 10-K for the year ended December 31, 1998).

     4.8 Seventh Amendment to Fourth Amended and Restated Revolving Note of the Company dated October 30, 1998, in the maximum principal amount of $20,000,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.7 (incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the year ended December 31, 1998).

     4.9* Eighth Amendment to Fourth Amended and Restated Revolving Credit Agreement dated October 28, 1999, between the Company and Deposit Guaranty National Bank, as Lender.

     4.10* Eighth Amended and Restated Revolving Note of the Company dated October 28, 1999, in the maximum principal amount of $35,000,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.9.

     4.11* Ninth Amendment to Fourth Amended and Restated Revolving Credit Agreement dated December 15, 1999, between the Company and Deposit Guaranty National Bank, as Lender.

     4.12*             Ninth Amended and Restated Revolving Note of the
                       Company dated December 15, 1999, in the maximum principal amount of $40,000,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as
                       Exhibit 4.11.

     4.13 TRAC Lease Commitment Agreement dated January 24, 1996, between the Company and Fleet Credit Corporation, as Lender. (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1995).

     4.14 First Amendment to TRAC Lease Commitment Agreement dated November 13, 1996, between the Company and Fleet Credit Corporation, as Lender (incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

     4.15 Equipment TRAC Lease Commitment Agreement dated November 12, 1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

     4.16 First Amendment dated December 30, 1998, to the Equipment TRAC Lease Commitment Agreement dated November 12, 1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender, as amended by letter dated March 12, 1999 (incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K for the year ended December 31, 1998).

     4.17* Second Amendment dated December 30, 1998, to the Equipment TRAC Lease Commitment Agreement dated October 25, 1999 between the Company and Banc One Leasing Corporation, as Lender.

     4.18 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

     27.1*             1999 Financial Data Schedule

-----------------

     *   Filed herewith.

Management Compensatory Plans:

   -Employee Stock Option Plan (Exhibit 10.1)

   -Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.2)

   -Incentive Compensation Plan (Exhibit 10.3)

   -1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.4)

     (b) REPORTS ON FORM 8-K:

     Current report on Form 8-K as filed on November 15, 1999.

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                   ITEM 14 (d)

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 USA TRUCK, INC.


             COLUMN A                                          COLUMN B      COLUMN C     COLUMN D    COLUMN E
             --------                                          --------      --------     --------    --------
                                                                               (1)
                                                               BALANCE AT    CHARGED                   BALANCE
                                                               BEGINNING     TO COST      DEDUCTIONS     END
            DESCRIPTION                                        OF PERIOD   AND EXPENSES    -OTHER     OF PERIOD
                                                               ---------   ------------   ----------  ---------

Year ended December 31, 1999:
   Deducted from asset accounts:
     Allowance for doubtful accounts ......................     $140,670     $121,900     $  6,580 (a) $ 269,150
                                                                --------     --------     --------     ---------
Year ended December 31, 1998: Deducted from asset accounts:
     Allowance for doubtful accounts ......................     $170,250     $ 30,000     $(59,580)(a) $ 140,670
                                                                --------     --------     --------     ---------
Year ended December 31, 1997: Deducted from asset accounts:
     Allowance for doubtful accounts ......................     $113,000     $ 30,000     $ 27,250 (a) $ 170,250
                                                                --------     --------     --------     ---------

(a) Uncollectible accounts written off, net recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA TRUCK, INC.
(Registrant)


By: /s/ ROBERT M. POWELL              By: /s/ JERRY D. ORLER
    -------------------------------       ---------------------------------
        Robert  M. Powell                     Jerry D. Orler
        President and Chief Executive         Vice President - Finance, Chief
        Officer                               Financial Officer and Secretary

Date: March 30, 2000                   Date: March 30, 2000

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

              Signature                                   Title                                       Date
              ---------                                   -----                                       ----

        /s/  ROBERT M. POWELL              President, Chief Executive Officer                    March 30, 2000
    --------------------------------                  and Director
            Robert M. Powell

         /s/  JERRY D. ORLER                   Vice President - Finance,                         March 30, 2000
    -------------------------------       Chief Financial Officer, Secretary
            Jerry D. Orler                             and Director

           /s/  J.B. SPEED                              Director                                 March 30, 2000
    -------------------------------
           James B. Speed

        /s/  GEORGE R. JACOBS                           Director                                 March 30, 2000
    -------------------------------
          George R. Jacobs

          /s/  JIM L. HANNA                             Director                                 March 30, 2000
    -------------------------------
            Jim L. Hanna

       /s/  ROLAND S. BOREHAM                           Director                                 March 30, 2000
    -------------------------------
         Roland S. Boreham, Jr.

                                INDEX TO EXHIBITS

   EXHIBIT                                                                             SEQUENTIALLY
   NUMBER                                   EXHIBIT                                    NUMBERED PAGE
   ------                                   -------                                    -------------

     2.1 Asset Purchase Agreement dated as of October 31, 1999 between the Company, as buyer, and CARCO Carrier
                       Corporation doing business as CCC Express, Inc., as seller, and CARCO Capital Corporation (incorporated by reference to Exhibit 2.1 to the Company's Report on Form
                       8-K filed on November 15, 1999).

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

     4.7               Seventh Amendment to Fourth Amended and Restated
                       Revolving Credit Agreement dated October 30, 1998, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.7 to the Company's annual report on Form 10-K for the year ended December 31, 1998).

     4.8               Seventh Amendment to Fourth Amended and Restated
                       Revolving Note of the Company dated October 30, 1998, in the maximum principal amount of $20,000,000 payable to Deposit Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.7
                       (incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the year ended
                       December 31, 1998).

     4.9*              Eighth Amendment to Fourth Amended and Restated Revolving              44
                       Credit Agreement dated October 28, 1999, between the
                       Company and Deposit Guaranty National Bank, as Lender.

     4.10*             Eighth Amended and Restated Revolving Note of the Company              46
                       dated October 28, 1999, in the maximum principal amount
                       of $35,000,000 payable to Deposit Guaranty National Bank,
                       executed in connection with the credit facility filed as
                       Exhibit 4.9.

     4.11*             Ninth Amendment to Fourth Amended and Restated Revolving               47
                       Credit Agreement dated December 15, 1999, between the
                       Company and Deposit Guaranty National Bank, as Lender.

     4.12*             Ninth Amended and Restated Revolving Note of the Company               49
                       dated December 15, 1999, in the maximum principal amount
                       of $40,000,000 payable to Deposit Guaranty National Bank,
                       executed in connection with the credit facility filed as
                       Exhibit 4.11.

     4.13 TRAC Lease Commitment Agreement dated January 24, 1996, between the Company and Fleet Credit Corporation, as Lender. (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended
                       December 31, 1995).

     4.14              First Amendment to TRAC Lease Commitment Agreement dated
                       November 13, 1996, between the Company and Fleet Credit
                       Corporation, as Lender (incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

   EXHIBIT                                                                                SEQUENTIALLY
   NUMBER                                   EXHIBIT                                       NUMBERED PAGE
   ------                                   -------                                       -------------

     4.15              Equipment TRAC Lease Commitment Agreement dated November
                       12, 1997 and accepted November 19, 1997, between the
                       Company and Banc One Leasing Corporation, as Lender
                       (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended
                       December 31, 1997).

     4.16              First Amendment dated December 30, 1998, to the Equipment
                       TRAC Lease Commitment Agreement dated November 12, 1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender, as amended by letter dated March 12, 1999 (incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K for the year ended December 31, 1998).

     4.17*             Second Amendment dated December 30, 1998, to the
                       Equipment TRAC Lease Commitment Agreement dated October
                       25, 1999 between the Company and Banc One Leasing
                       Corporation, as Lender.

     4.18              Instruments with respect to long-term debt not exceeding
                       10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

     21                The Company has no subsidiaries.

     23*               Consent of Ernst & Young LLP, Independent Auditors.                    52

     27.1*             1999 Financial Data Schedule                                           53

----------------------
           * Filed herewith.