Form 10-Q
period 2000-03-31
USA TRUCK INC
filed 2000-05-15
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to              .
                               ---------------    -------------

                         Commission file number 0-19858

                                 USA TRUCK, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                 71-0556971
--------------------------------         ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

       3200 INDUSTRIAL PARK ROAD
          VAN BUREN, ARKANSAS                            72956
----------------------------------------               ----------
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

     9,269,332 shares of common stock, $.01 par value, were outstanding on May 1, 2000.

                                      INDEX

                                 USA TRUCK, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                                  Page
                                                                                           ----
            Condensed Balance Sheets - March 31, 2000 and December 31, 1999                  3

            Condensed Statements of Income and Comprehensive Income -- Three
            months ended March 31, 2000 and 1999                                             4

            Condensed Statements of Cash Flows -- Three months ended March 31,
            2000 and 1999                                                                    5

            Notes to Condensed Financial Statements - March 31, 2000                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                       8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                                  15

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

                                 USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS



                                                                                             March 31,      December 31,
                                                                                                2000            1999
                                                                                           -------------    -------------
                                                                                            (unaudited)         (note)

                                                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                 $   1,186,040    $   2,145,707
 Accounts receivable:
  Trade, less allowance for doubtful accounts
  (2000 - $278,150; 1999 - $269,150)                                                          29,191,691       26,649,235
  Other                                                                                        3,960,244        5,509,866
 Inventories                                                                                     425,871          301,907
 Deferred income taxes                                                                           639,852        1,208,413
 Prepaid expenses and other current assets                                                     5,104,217        3,634,056
                                                                                           -------------    -------------
    Total current assets                                                                      40,507,915       39,449,184

PROPERTY AND EQUIPMENT                                                                       191,690,719      186,011,130
ACCUMULATED DEPRECIATION AND AMORTIZATION                                                    (45,901,363)     (43,873,074)
                                                                                           -------------    -------------
                                                                                             145,789,356      142,138,056
OTHER ASSETS                                                                                     462,533          452,448
                                                                                           -------------    -------------
    Total assets                                                                           $ 186,759,804    $ 182,039,688
                                                                                           =============    =============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank drafts payable                                                                       $   1,399,043    $   1,116,485
 Trade accounts payable                                                                        5,548,022        5,139,164
 Accrued expenses                                                                              8,596,531       11,065,604
 Current maturities of long-term debt                                                         12,979,829       10,956,533
                                                                                           -------------    -------------
    Total current liabilities                                                                 28,523,425       28,277,786

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                       68,994,214       64,452,648
DEFERRED INCOME TAXES                                                                         17,186,533       17,008,364
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                                                        2,312,714        2,192,714

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share; 1,000,000 shares
  authorized; none issued                                                                             --               --
 Common stock, par value $.01 per share; 16,000,000 shares authorized;
  issued shares (2000 and 1999 - 9,387,041)                                                       93,870           93,870
Additional paid-in capital                                                                    12,271,684       12,271,685
Retained earnings                                                                             58,446,442       58,840,827
Less treasury stock at cost (2000 - 118,936; 1999 - 122,011)                                  (1,069,078)      (1,098,206)
                                                                                           -------------    -------------
    Total stockholders' equity                                                                69,742,918       70,108,176
                                                                                           -------------    -------------
    Total liabilities and stockholders' equity                                             $ 186,759,804    $ 182,039,688
                                                                                           =============    =============

NOTE: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                USA TRUCK, INC.

            CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)



                                                    Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                    2000             1999
                                                ------------    ------------
OPERATING REVENUES                              $ 55,144,425    $ 36,199,447

OPERATING EXPENSES AND COSTS:
 Salaries, wages and employee benefits            22,511,334      15,656,478
 Operations and maintenance                       17,708,908       8,343,429
 Operating taxes and licenses                      1,175,876         703,307
 Insurance and claims                              2,809,509       1,638,086
 Communications and utilities                        711,992         409,891
 Depreciation and amortization                     6,821,145       4,229,216
 Other                                             2,605,599       1,082,599
                                                ------------    ------------
                                                  54,344,363      32,063,006
                                                ------------    ------------
OPERATING INCOME                                     800,062       4,136,441
OTHER (INCOME) EXPENSE:
 Interest expense                                  1,376,565         330,176
 (Gain) or loss on disposal of assets                 34,773          (7,760)
 Other, net                                           39,897          (8,536)
                                                ------------    ------------
                                                   1,451,235         313,880
                                                ------------    ------------
INCOME BEFORE INCOME TAXES                          (651,173)      3,822,561
INCOME TAXES                                        (256,788)      1,498,444
                                                ------------    ------------


NET INCOME AND
  COMPREHENSIVE INCOME                          $   (394,385)   $  2,324,117
                                                ============    ============


PER SHARE INFORMATION:

 Average shares outstanding (Basic)                9,266,229       9,392,817
                                                ============    ============
 Basic net income per share                     $      (0.04)   $       0.25
                                                ============    ============

 Average shares outstanding (Diluted)              9,288,976       9,452,481
                                                ============    ============
 Diluted net income per share                   $      (0.04)   $       0.25
                                                ============    ============


See notes to condensed financial statements.

                                USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                        Three Months Ended
                                                                             March 31,
                                                                    ----------------------------
                                                                       2000             1999
                                                                    ------------    ------------
OPERATING ACTIVITIES:
 Net income                                                         $   (394,385)   $  2,324,117
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                         6,828,665       4,229,216
 Provision for doubtful accounts                                           9,000           9,001
 Deferred income taxes                                                   746,730         904,699
 Gain on sale of assets                                                   34,773          (7,760)
 Changes  in  operating  assets  and  liabilities:
   Receivables                                                        (1,001,834)       (815,972)
   Inventories and prepaid expenses                                   (1,594,124)       (741,665)
   Bank drafts payable, accounts payable and accrued expenses         (1,777,656)     (3,166,345)
   Insurance and claims accruals - long-term                             120,000         102,000
                                                                    ------------    ------------
    Net cash provided by operating activities                          2,971,169       2,837,291

INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (5,357,535)     (7,117,318)
 Proceeds from sale of assets                                          5,178,796       2,723,747
 Increase in other assets                                                (11,000)             --
                                                                    ------------    ------------
    Net cash used by investing activities                               (189,739)     (4,393,571)

FINANCING ACTIVITIES:
 Borrowings under long-term debt                                      11,197,632       5,753,000
 Proceeds from the exercise of stock options                                  --         178,716
 Proceeds from sale of treasury stock                                     29,127          25,808
 Principal payments on long-term debt                                (12,550,324)     (3,653,000)
 Principal payments on capitalized lease obligations                  (2,417,532)     (1,208,790)
                                                                    ------------    ------------
    Net cash used by financing activities                             (3,741,097)      1,095,734
                                                                    ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (959,667)       (460,546)
Cash and cash equivalents at beginning of period                       2,145,707       1,779,643
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $  1,186,040    $  1,319,097
                                                                    ============    ============


See notes to condensed financial statements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1999.

NOTE B--COMMITMENTS

     As of May 12, 2000, the Company had remaining commitments for the purchases of revenue equipment in the aggregate amount of approximately $35.0 million in 2000 and $56.5 million in 2001. The Company also had remaining commitments to purchase certain other assets for approximately $6.2 million in 2000.

NOTE C--CAPITAL STOCK TRANSACTIONS

     During the three-month period ended March 31, 2000, the Company made no purchases of its outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in July 1998. The Company distributed 3,075 treasury shares pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

NOTE  E -- SUBSEQUENT EVENTS

     On April 28, 2000, the Company signed a new senior credit facility (the "Senior Credit Facility") that will provide a working capital line of credit of $60,000,000, including letters of credit not exceeding $5,000,000. Bank of America, N.A. is the agent bank and SunTrust Bank and Firstar Bank, N.A. are participants. The Senior Credit Facility matures on April 28, 2005. The rates are based on grid pricing which uses the Company's ratio of total funded debt to earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") to determine the points to be added to the base LIBOR rate. A quarterly commitment fee is payable on the unused amount and the rate is also based on grid pricing as described above. The Company repaid all amounts due under its General Line of Credit (see "Liquidity and Capital Resources" section of this Form 10-Q) in the amount of $36,174,000 and had $35,000,000 outstanding on the Senior Credit Facility as of May 9, 2000. The effective interest rate on the Company's borrowings under the Senior Credit Facility for the period from April 28, 2000 to May 9, 2000 was 7.493%.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:



                                             Three Months Ended
                                                  March 31,
                                           ---------------------
                                             2000         1999
                                           --------     --------
OPERATING REVENUES                            100.0%       100.0%

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits        40.8         43.3
  Operations and maintenance                   32.1         23.0
  Operating taxes and licenses                  2.1          2.0
  Insurance and claims                          5.1          4.5
  Communications and utilities                  1.3          1.1
  Depreciation and amortization                12.4         11.7
  Other                                         4.7          3.0
                                           --------     --------
                                               98.5         88.6
                                           --------     --------
OPERATING INCOME                                1.5         11.4
OTHER (INCOME) EXPENSE:
  Interest expense                              2.5          0.9
  (Gain) or loss on disposal of assets          0.1           --
  Other, net                                    0.1           --
                                           --------     --------
                                                2.6          0.9
                                           --------     --------
INCOME BEFORE INCOME TAXES                     (1.2)        10.5
INCOME TAXES                                   (0.5)         4.1
                                           --------     --------

NET INCOME AND
  COMPREHENSIVE INCOME                         (0.7)%        6.4%
                                           ========     ========

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

     Operating revenues increased 52.3% to $55.1 million in the first quarter of 2000 from $36.2 million for the same quarter of 1999. The Company believes this increase is due primarily to the acquisition of the assets of CCC Express on November 1, 1999 and related business, the expansion of the Company's marketing team and the new marketing efforts implemented for the Company's logistics services, dedicated fleet operations, and private fleet conversions and to additional business from existing customers. Average revenue per mile increased to $1.162 in the first quarter of 2000 from $1.106 in 1999. There was a 51.2% increase in the number of shipments to 48,508 in 2000 from 32,084 in 1999. This volume improvement was made possible by an increase of 56.7% in the average number of tractors operated from 1,104 in 1999 to 1,729 in 2000. Although the Company has continued to expand its fleet, miles per tractor per week decreased 8.9% from 2,353 in 1999 to 2,144 in 2000. The empty mile factor decreased to 9.0% in 2000 from 9.7% of paid miles in the first quarter of 1999.

     Operating expenses and costs as a percentage of revenues increased to 98.5% in 2000 from 88.6% in 1999. This change resulted primarily from increases, on a percentage of revenue basis, in operations and maintenance costs, insurance and claims, depreciation and amortization and in other expenses. These increases were partially offset by a decrease, on a percentage of revenue basis, in salaries, wages and employee benefits. The increase in operations and maintenance costs was primarily the result of an increase of 46.9 cents per gallon in the average cost of fuel in the first quarter of this year compared to the same period last year, combined with a decrease in average fuel efficiency to 6.14 miles per gallon in 2000 from 6.24 in 1999. The increase in insurance and claims was due to an increase in the quantity and severity of accidents. The increase in depreciation and amortization was due to an increase in the cost of tractors and trailers when compared to those being retired and to a reduction in the average miles per tractor per week as mentioned above. The increase in other expenses, relative to revenues, was due primarily to our increased efforts to recruit and train qualified drivers in order to replace lost drivers and grow our fleet. The percentage decrease, relative to revenue, in salaries, wages and employee benefits was partially due to the decrease in empty miles as mentioned above, which increase the efficiency of drivers' wages paid, and partially due to the reduction in operating-based incentives accrued.

     As a result of the foregoing factors, operating income decreased 80.7% to $0.8 million, or 1.5% of revenues, in 2000 from $4.1 million, or 11.4% of revenues, in 1999.

     Interest expense increased 316.9% to $1.3 million in 2000 from $0.3 million in 1999, resulting primarily from a substantial increase in total borrowings to fund the acquisition of the assets of CCC Express on November 1, 1999.

     Other, net expense increased to $39,900 in 2000 from a negative $8,500 in 1999, resulting primarily from an increase in fines, reduction in interest income and miscellaneous income partially offset by a reduction in the amount of officer life insurance expense.

     As a result of the above, income before income taxes decreased 117.0% to negative $0.7 million, or negative 1.2% of revenues, in 2000 from $3.8 million, or 10.5% of revenues, in 1999.

     The Company's effective tax rate of 39.2% for 2000 did not change from 1999. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 117% to negative $0.4 million, or 0.7% of revenues, in 2000 from $2.3 million, or 6.4% of revenues, in 1999, a decrease of 116% in diluted net income per share to negative $.04 from $.25. The number of shares used in the calculation of diluted net income per share for the first quarters of 2000 and 1999 were 9,288,976 and 9,452,481, respectively. Total shares outstanding at March 31, 2000, were 9,268,105.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover all but the most significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices increased significantly during 1999 and the three-month period ended March 31, 2000. There can be no assurance that diesel prices will not increase further or that they will remain below the higher prices experienced in prior periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's collateralized revolving credit agreement (the "General Line of Credit") and conventional financing and lease-purchase arrangements. Working capital needs have generally been met with cash flows from operations and occasionally with borrowings under the General Line of Credit. The Company has relied significantly on the General Line of Credit to meet working capital requirements since the acquisition of the assets of CCC Express. The Company uses the General Line of Credit to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $3.0 million for the three-month period ended March 31, 2000 as compared to $2.8 million in the comparable period of 1999.

     As of March 31, 2000, the Company's General Line of Credit provided for available borrowings of up to $40.0 million, including letters of credit not exceeding $5.0 million. Approximately $1.35 million was available under the General Line of Credit. The General Line of Credit matures on April 30, 2001, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The interest rate on the General Line of Credit fluctuates between the lender's prime rate, or prime plus 1/2% or LIBOR plus a certain percentage which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the General Line of Credit for the three-month period ending March 31, 2000 was 7.68%. Under the General Line of Credit, the Company has the right to borrow at a rate related to the Eurodollar rate when this rate is less than the lender's prime rate. A quarterly commitment fee of 1/4% per annum is payable on the unused amount. The principal maturity can be accelerated if the borrowing base (based on percentages of receivables and otherwise unsecured equipment) does not support the principal balance outstanding. The General Line of Credit is collateralized by accounts receivable and all otherwise unencumbered equipment.

     The Company is a party to a lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997, to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended on October 12, 1999 to provide for available borrowings of up to $6,000,000 available during the remainder of 1999 and until October 12, 2000. Each capital lease under this lease commitment has a repayment period of either 36 or 42 months. As of March 31, 2000, capital leases in the aggregate principal amount of $23.7 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 5.74% per annum.

     As of March 31, 2000, capital leases in the aggregate principal amount of $8.6 million were outstanding under a prior lease commitment with an average interest rate of 5.25% per annum.

     On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A expires on December 31, 2000 and provides for a maximum borrowing amount of $15.6 million during 2000. Each capital lease will have a repayment period of either 36 or 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of March 31, 2000, $9.4 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of March 31, 2000, capital leases in the aggregate principal amount of $6.2 million were outstanding under this lease commitment with an average interest rate of 6.77% per annum.

     On January 31, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment B"), dated January 31, 2000, to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment B expires on December 31, 2000 and provides for a maximum borrowing amount of $16.5 million during 2000. Each capital lease will have a repayment period of either 36 or 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of March 31, 2000, $15.4 million remained available under the 2000 Equipment TRAC Lease Commitment B. The interest rate on the capital leases under this lease commitment fluctuates in relation to the one year LIBOR as published in The Wall Street Journal and is fixed upon execution of a lease. As of March 31, 2000, capital leases in the aggregate principal amount of $1.1 million were outstanding under this lease commitment with an average interest rate of 6.73% per annum.

     As of March 31, 2000, the Company had debt obligations of approximately $82 million, including amounts borrowed under the facilities described above, of which approximately $13 million were current obligations. During the first three months of 2000, the Company made borrowings under the General Line of Credit of $11.2 million, while retiring $15.0 million in debt. The retired debt had an average interest rate of approximately 6.7%.

     During the years 2000 and 2001, the Company plans to make approximately $107.6 million in capital expenditures, including $5.4 million expended as of March 31, 2000. As of March 31, 2000, USA Truck had committed to spend an additional $29 million of this amount for revenue equipment in 2000, and $56.5 million of this amount is currently committed for revenue equipment in 2001. The commitments to purchase revenue equipment are cancelable by the

Company if certain conditions are met. The balance of the expected capital expenditures will be used for certain other assets.

     The Senior Credit Facility, equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans at least through the end of 2001. For further information refer to Note E - "Subsequent Events" in the notes to the financial statements in Item 1 of this Form 10-Q. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, the Senior Credit Facility and equipment leases for the foreseeable future.

         On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization became effective in September 1998 upon the expiration of the Company's existing stock repurchase program. As of March 31, 2000, the Company had purchased 231,600 shares pursuant to this new authorization at an aggregate purchase price of $2,125,000. On May 5, 1999, the Board of Directors authorized the retirement of 100,000 shares of treasury stock that had been purchased at an aggregate cost of $.9 million. In addition, as of March 31, 2000, 12,664 of the remaining 131,600 repurchased shares had been resold under the Company's Employee Stock Purchase Plan. On May 3, 2000, the Board of Directors authorized the retirement of 106,733 shares of treasury stock that had been purchased at an aggregate cost of $.9 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility.

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

         As of May 1, 2000, the Company has not experienced any material adverse effects related to the Year 2000 issue, and none of its key vendors have reported to the Company any material adverse effects related to the issue. At this time, the Company does not expect to encounter any Year 2000 issues that would have a material effect on its results of operations, liquidity and financial condition. Furthermore, the Company does not anticipate any significant expenditure in the future related to year 2000 compliance. However, latent Year 2000 problems may surface at key dates or events in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

     The Company's General Line of Credit agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At March 31, 2000, the Company had $37.6 million outstanding pursuant to the General Line of Credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     As reported in the notes to the financial statements in Item 1 of this Form 10-Q, as of April 28, 2000 the Company entered into the Senior Credit Facility with a multibank group. All amounts due under the General Line of Credit were repaid at that time and the facility was closed. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At May 1, 2000 the Company had $37.8 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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


PART II.          OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (A)  Exhibits

               11.1    Statement Re: Computation of Earnings Per Share

               27      Financial Data Schedule

          (B)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           USA TRUCK, INC.
                                           -------------------------------------
                                           (Registrant)


Date:            05/15/00                      /s/  ROBERT M. POWELL
         ----------------------            -------------------------------------
                                           ROBERT M. POWELL
                                           President and Chief Executive Officer


Date:            05/15/00                      /s/  JERRY D. ORLER
         ----------------------            -------------------------------------
                                           JERRY D. ORLER
                                           Vice President-Finance and
                                           Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.



                                                                                Sequentially
   Exhibit                                                                        Numbered
   Number                                Exhibit                                    Page
------------         -----------------------------------------------------      ------------
   10.1              SunTrust Leasing Corporation Commitment Letter

   10.2              First Union Commercial Corporation Commitment Letter

   11.1              Statement Re: Computation of Earnings Per Share

   27                Financial Data Schedule

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.



                                                                                Sequentially
   Exhibit                                                                        Numbered
   Number                                Exhibit                                    Page
------------         -----------------------------------------------------      ------------
   10.1              SunTrust Leasing Corporation Commitment Letter                  18

   10.2              First Union Commercial Corporation Commitment Letter            21

   11.1              Statement Re: Computation of Earnings Per Share                 24

   27                Financial Data Schedule                                         25