Form 10-Q
period 2000-06-30
USA TRUCK INC
filed 2000-07-21
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[   ]    transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from                 to                .
                               ---------------     -------------

                         Commission file number 0-19858

                                 USA TRUCK, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                     71-0556971
 ------------------------------                -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

       3200 INDUSTRIAL PARK ROAD
          VAN BUREN, ARKANSAS                               72956
 --------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)

                                 (501) 471-2500
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
   --------------------------------------------------------------------------
   Former name, address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X        No
                                                  ------         ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     9,263,301 shares of common stock, $.01 par value, were outstanding on July 14, 2000.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)                                                                  Page
                                                                                                                ----
                  Condensed Balance Sheets - June 30, 2000 and December 31, 1999                                   3

                  Condensed Statements of Income and Comprehensive Income - Three
                  months ended and Six months ended June 30, 2000 and 1999                                         4

                  Condensed Statements of Cash Flows - Six months ended June 30,
                  2000 and 1999                                                                                    5

                  Notes to Condensed Financial Statements - June 30, 2000                                          6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                          14


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.                                                                   15

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                 USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS

                                                                  June 30,               December 31,
                                                                    2000                     1999
                                                               -------------            --------------
                                                                (unaudited)                 (note)
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                    $   1,614,103            $   2,145,707
 Accounts receivable:
  Trade, less allowance for doubtful accounts
  (2000 - $ 285,099; 1999 - $ 269,150)                           28,997,824               26,649,235
  Other                                                           1,262,968                5,509,866
 Inventories                                                        424,865                  301,907
 Deferred income taxes                                            1,253,403                1,208,413
 Prepaid expenses and other current assets                        3,746,479                3,634,056
                                                              -------------            -------------
   Total current assets                                          37,299,642               39,449,184

PROPERTY AND EQUIPMENT                                          195,143,904              186,011,130
ACCUMULATED DEPRECIATION AND AMORTIZATION                       (47,407,184)             (43,873,074)
                                                              -------------            -------------
                                                                147,736,720              142,138,056
OTHER ASSETS                                                        463,003                  452,448
                                                              -------------            -------------
   Total assets                                               $ 185,499,365            $ 182,039,688
                                                              =============            =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank drafts payable                                          $   1,396,430            $   1,116,485
 Trade accounts payable                                           2,707,003                5,139,164
 Accrued expenses                                                 9,399,014               11,065,604
 Current maturities of long-term debt                            13,387,145               10,956,533
                                                              -------------            -------------
   Total current liabilities                                     26,889,592               28,277,786

LONG-TERM DEBT, LESS CURRENT MATURITIES                          67,092,338               64,452,648
DEFERRED INCOME TAXES                                            18,172,231               17,008,364
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                           2,432,714                2,192,714

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share; 1,000,000 shares
 authorized; none issued                                                 --                       --
 Common stock, par value $.01 per share; 16,000,000 shares
 authorized; issued shares (2000 - 9,280,308; 1999 -
 9,387,041)                                                          92,803                   93,870
 Additional paid-in capital                                      11,318,300               12,271,685
 Retained earnings                                               59,626,510               58,840,827
 Less treasury stock at cost (2000 - 16,557; 1999 - 122,011)       (125,123)              (1,098,206)
                                                              -------------            -------------
   Total stockholders' equity                                    70,912,490               70,108,176
                                                              -------------            -------------
   Total liabilities and stockholders' equity                 $ 185,499,365            $ 182,039,688
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

                                 USA TRUCK, INC.

             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                     Three Months Ended                        Six Months Ended
                                                          June 30,                                  June 30
                                              --------------------------------        --------------------------------
                                                  2000                1999                 2000                1999
                                              ------------        ------------        -------------       ------------
OPERATING REVENUES                            $ 58,348,467        $ 38,117,504        $ 113,492,892       $ 74,316,950

OPERATING EXPENSES AND COSTS:
 Salaries, wages and employee benefits          23,140,800          16,254,412           45,652,134         31,910,890
 Operations and maintenance                     17,426,194           8,915,103           35,135,102         17,258,532
 Operating taxes and licenses                    1,017,650             681,313            2,193,526          1,384,619
 Insurance and claims                            3,673,090           1,952,991            6,482,599          3,591,077
 Communications and utilities                      688,986             458,725            1,400,978            868,616
 Depreciation and amortization                   6,726,299           4,285,820           13,547,444          8,515,035
 Other                                           2,198,614           1,282,513            4,804,213          2,365,113
                                              ------------        ------------        -------------       ------------
                                                54,871,633          33,830,877          109,215,996         65,893,882
                                              ------------        ------------        -------------       ------------
OPERATING INCOME                                 3,476,834           4,286,627            4,276,896          8,423,068
OTHER (INCOME) EXPENSE:
 Interest expense                                1,478,484             321,172            2,855,049            651,348
 Loss or (gain) on disposal of assets               64,646                   -               99,419             (7,760)
 Other, net                                         (9,710)            (39,156)              30,187            (47,692)
                                              ------------        ------------        -------------       ------------
                                                 1,533,420             282,016            2,984,655            595,896
                                              ------------        ------------        -------------       ------------
INCOME BEFORE INCOME TAXES                       1,943,414           4,004,611            1,292,241          7,827,172
INCOME TAXES                                       763,347           1,569,808              506,559          3,068,252
                                              ------------        ------------        -------------       ------------

NET INCOME AND
 COMPREHENSIVE INCOME                         $  1,180,067        $  2,434,803        $     785,682       $  4,758,920
                                              ============        ============        =============       ============

PER SHARE INFORMATION:

Average shares outstanding (Basic)               9,297,761           9,373,109            9,292,823          9,384,410
                                              ============        ============        =============       ============
Basic net income per share                    $       0.13        $       0.26        $        0.08       $       0.51
                                              ============        ============        =============       ============

Average shares outstanding (Diluted)             9,302,194           9,410,475            9,297,256          9,423,291
                                              ============        ============        =============       ============
Diluted net income per share                  $       0.13        $       0.26        $        0.08       $       0.51
                                              ============        ============        =============       ============

See notes to condensed financial statements.

                                 USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         ----------------------------------
                                                                              2000                 1999
                                                                         -------------         ------------
OPERATING ACTIVITIES:
 Net income                                                              $     785,682         $  4,758,920
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                              13,547,444            8,515,035
 Provision for doubtful accounts                                                21,000               18,000
 Deferred income taxes                                                       1,118,877            1,091,103
 Loss (gain) on sale of assets                                                  99,419               (7,760)
 Changes  in  operating  assets  and  liabilities:
  Receivables                                                                1,877,309           (2,194,648)
  Inventories and prepaid expenses                                            (232,636)              46,458
  Bank drafts payable, accounts payable and accrued expenses                (3,818,806)          (3,130,473)
  Insurance and claims accruals - long-term                                    240,000              204,000
                                                                         -------------         ------------
   Net cash provided by operating activities                                13,638,289            9,300,635

INVESTING ACTIVITIES:
  Purchases of property and equipment                                      (10,118,362)         (14,294,773)
  Proceeds from sale of assets                                               8,456,098            4,044,748
  Proceeds from sale of investments                                                 --              968,196
  Gain on sale of investments                                                       --               (5,911)
  Increase in other assets                                                     (13,300)                  --
                                                                         -------------         ------------
   Net cash used by investing activities                                    (1,675,564)          (9,287,740)

FINANCING ACTIVITIES:
 Borrowings under long-term debt                                            56,132,545           10,003,000
 Proceeds from the exercise of stock options                                        --              178,719
 Proceeds from sale of treasury stock                                           64,605               56,134
 Refund on security deposits                                                        --            1,745,108
 Payments to repurchase common stock                                           (45,973)          (1,101,181)
 Principal payments on long-term debt                                      (61,022,545)          (7,153,000)
 Principal payments on capitalized lease obligations                        (7,622,961)          (4,025,094)
                                                                         -------------         ------------
   Net cash used by financing activities                                   (12,494,329)            (296,314)
                                                                         -------------         ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (531,604)            (283,419)
Cash and cash equivalents at beginning of period                             2,145,707            1,779,643
                                                                         -------------         ------------
Cash and cash equivalents at end of period                                 $ 1,614,103          $ 1,496,224
                                                                         =============         ============

See notes to condensed financial statements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1999.

NOTE B--COMMITMENTS

     As of July 14, 2000, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $22.0 million in 2000 and $42.2 million in 2001. The Company also had remaining commitments to purchase certain other assets for approximately $6.0 million in 2000.

NOTE C--CAPITAL STOCK TRANSACTIONS

     During the six-month period ended June 30, 2000, the Company purchased 7,900 shares of its outstanding common stock on the open market for approximately $46,000 pursuant to the repurchase program authorized by the Board of Directors in July 1998. The Company distributed 6,621 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

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

     FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

     Effective June 1, 2000, the Company made certain changes in the estimated useful lives and salvage values of its trailers to better reflect the Company's experience as to service lives and resale value of its trailers. This change decreased depreciation expense and increased second quarter net income by approximately $80,500, or $.01 per share.

NOTE  E--SUBSEQUENT EVENTS

None

                                 USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:


                                                              Three Months Ended                       Six Months Ended
                                                                   June 30,                                June 30,
                                                          --------------------------              --------------------------
                                                           2000              1999                  2000              1999
                                                          ------           --------               ------           --------

OPERATING REVENUES                                         100.0%             100.0%               100.0%             100.0%

OPERATING EXPENSES AND COSTS:

 Salaries, wages and employee benefits                      39.7               42.7                 40.2               42.9

 Operations and maintenance                                 29.9               23.4                 31.0               23.2

 Operating taxes and licenses                                1.7                1.8                  1.9                1.9

 Insurance and claims                                        6.3                5.1                  5.7                4.8

 Communications and utilities                                1.2                1.2                  1.3                1.2

 Depreciation and amortization                              11.5               11.2                 11.9               11.5

 Other                                                       3.8                3.4                  4.2                3.2
                                                          ------            -------              -------            -------
                                                            94.0               88.8                 96.2               88.7
                                                          ------            -------              -------            -------
OPERATING INCOME                                             6.0               11.2                  3.8               11.3

OTHER (INCOME) EXPENSE:

 Interest expense                                            2.5                0.8                  2.6                0.9

 (Gain) or loss on disposal of assets                        0.1                 --                  0.1                 --

 Other, net                                                   --               (0.1)                  --               (0.1)
                                                          ------            -------              -------            -------
                                                             2.6                0.7                  2.7                0.8
                                                          ------            -------              -------            -------
INCOME BEFORE INCOME TAXES                                   3.3               10.5                  1.1               10.5

INCOME TAXES                                                 1.3                4.1                  0.4                4.1
                                                          ------            -------              -------            -------

NET INCOME AND COMPREHENSIVE INCOME                          2.0%               6.4%                 0.7%               6.4%
                                                          ======            =======              =======            =======



RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

     Operating revenues increased 53.1% to $58.3 million in the second quarter of 2000 from $38.1 million for the same quarter of 1999. The Company believes this increase is due primarily to the acquisition of the assets of CCC Express on November 1, 1999 and related business, the expansion of the Company's marketing team and the new marketing efforts implemented for the Company's logistics services, dedicated fleet operations, and private fleet conversions and to additional business from existing customers. Average revenue per mile increased to $1.182 in the second quarter of 2000 from $1.118 in 1999. The number of shipments increased 50.5% to

50,785 in 2000 from 33,745 in 1999. This volume improvement was made possible by an increase of 57.7% in the average number of tractors operated from 1,105 in 1999 to 1,742 in 2000. Although the Company has continued to expand its fleet, miles per tractor per week decreased 8.2% from 2,449 in 1999 to 2,248 in 2000. The empty mile factor decreased to 9.0% in 2000 from 9.5% of paid miles in the second quarter of 1999.

     Operating expenses and costs as a percentage of revenues increased to 94.0% in 2000 from 88.8% in 1999. This change resulted primarily from increases, on a percentage of revenue basis, in operations and maintenance costs, insurance and claims, depreciation and amortization and other expenses. These increases were partially offset by a decrease, on a percentage of revenue basis, in salaries, wages and employee benefits. The increase in operations and maintenance costs was primarily the result of an increase of 34.2 cents per gallon in the average cost of fuel in the second quarter of this year compared to the same period last year, combined with a decrease in average fuel efficiency to 6.42 miles per gallon in 2000 from 6.73 in 1999. The increase in insurance and claims was due to an increase in the quantity and severity of accidents. The increase in depreciation and amortization was due to an increase in the cost of tractors and trailers when compared to those being retired and to a reduction in the average miles per tractor per week as mentioned above. The increase in other expenses, relative to revenues, was related to our increased efforts to recruit and train qualified drivers in order to replace lost drivers and grow our fleet. The percentage decrease, relative to revenue, in salaries, wages and employee benefits was partially due to the decrease in empty miles as mentioned above and partially due to the reduction in operating-based incentives accrued.

     As a result of the foregoing factors, operating income decreased 18.9% to $3.5 million, or 6.0% of revenues, in 2000 from $4.3 million, or 11.2% of revenues, in 1999.

     Interest expense increased 360.3% to $1.5 million in 2000 from $0.3 million in 1999, resulting primarily from a substantial increase in total borrowings to fund the acquisition of the assets of CCC Express on November 1, 1999.

     Other, net expense increased to a negative to $9,700 in 2000 from a negative $39,200 in 1999, resulting primarily from a reduction in miscellaneous income and an increase in miscellaneous expense, partially offset by an increase in interest income.

     As a result of the above, income before income taxes decreased 51.5% to $1.9 million, or 3.3% of revenues, in 2000 from $4.0 million, or 10.5% of revenues, in 1999.

     The Company's effective tax rate of 39.2% for 2000 did not change from 1999. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 51.5% to $1.2 million, or 2.0% of revenues, in 2000 from $2.4 million, or 6.4% of revenues, in 1999, representing a decrease of 50.0% in diluted net income per share to $.13 from $.26. The number of shares used in the calculation of diluted net income per share for the second quarters of 2000 and 1999 were 9,302,194 and 9,410,475, respectively. Total shares outstanding at June 30, 2000, were 9,263,752.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Operating revenues increased 52.7% to $113.5 million in 2000 from $74.3 million in 1999. The Company believes this increase is due primarily to the acquisition of the assets of CCC Express on November 1, 1999 and related business, the expansion of the Company's marketing team and the new marketing efforts implemented for the Company's logistics services, dedicated fleet operations, and private fleet conversions and to additional business from existing customers. Average revenue per mile increased to $1.173 in 2000 from $1.112 in 1999. The number of shipments increased 50.8% to 99,293 in 2000 from 65,829 in 1999. This volume improvement was made possible by an increase of 57.2% in the average number of tractors operated from 1,104 in 1999 to 1,736 in 2000. Although the Company has continued to expand its fleet, miles per tractor per week decreased 8.6% from 2,403 in 1999 to 2,196 in 2000. The empty mile factor decreased to 9.0% in 2000 from 9.6% of paid miles in 1999.

     Operating expenses and costs as a percentage of revenues increased to 96.2% in 2000 from 88.7% in 1999. This change resulted primarily from increases, on a percentage of revenue basis, in operations and maintenance costs, insurance and claims, depreciation and amortization and other expenses. These increases were partially offset by a decrease, on a percentage of revenue basis, in salaries, wages and employee benefits. The increase in operations and maintenance costs was primarily the result of an increase of 40.6 cents per gallon in the average cost of fuel this year compared to last year, combined with a decrease in average fuel efficiency to 6.28 miles per gallon in 2000 from 6.48 in 1999. The increase in insurance and claims was due to an increase in the quantity and severity of accidents. The increase in depreciation and amortization was due to an increase in the cost of tractors and trailers when compared to those being retired and to a reduction in the average miles per tractor per week as mentioned above. The increase in other expenses, relative to revenues, was related to our increased efforts to recruit and train qualified drivers in order to replace lost drivers and grow our fleet. The percentage decrease, relative to revenue, in salaries, wages and employee benefits was partially due to the decrease in empty miles as mentioned above and partially due to the reduction in operating-based incentives accrued.

     As a result of the foregoing factors, operating income decreased 49.2% to $4.3 million, or 3.8% of revenues, in 2000 from $8.4 million, or 11.3% of revenues, in 1999.

     Interest expense increased 338.3% to $2.9 million in 2000 from $0.7 million in 1999, resulting primarily from a substantial increase in total borrowings to fund the acquisition of the assets of CCC Express.

     Other, net expense increased to $30,200 in 2000 from a negative $47,700 in 1999, resulting primarily from a decrease in miscellaneous income and an increase in miscellaneous expense partially offset by an increase in interest income and reduction in the amount of officer life insurance expense.

     As a result of the above, income before income taxes decreased 83.5% to $1.3 million, or 1.1% of revenues, in 2000 from $7.8 million, or 10.5% of revenues, in 1999.

     The Company's effective tax rate of 39.2% for 2000 did not change from 1999. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

As a result of the aforementioned factors, net income decreased 83.5% to $0.8 million, or 0.7% of revenues, in 2000 from $4.8 million, or 6.4% of revenues, in 1999, representing a decrease of 84.3% in diluted net income per share to $.08 from $.51. The number of shares used in the calculation of diluted net income per share for 2000 and 1999 were 9,297,256 and 9,423,291, respectively.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices increased significantly during 1999 and the six-month period ended June 30, 2000. There can be no assurance that diesel prices will not increase further or that they will remain below the higher prices experienced in prior periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     On April 28, 2000, the Company signed a new senior credit facility (the "Senior Credit Facility") that will provide a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and Firstar Bank, N.A. are participants. The Senior Credit Facility matures on April 28, 2005. The rates are based on grid pricing which uses the Company's ratio of total funded debt to earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") to determine the points to be added to the base LIBOR rate. A quarterly commitment fee is payable on the unused amount and the rate is also based on grid pricing as described above. The Company repaid all amounts due under its collateralized revolving credit agreement (the "General Line of Credit") in the amount of $36.1 million.

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's General Line of Credit or Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has generally met its working capital needs with cash flows from operations and occasionally with borrowings under the General Line of Credit or Senior Credit Facility. The Company has relied significantly on the General Line of Credit or Senior Credit Facility to meet working capital requirements since the acquisition of the assets of CCC Express. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $13.6 million for the six-month period ended June 30, 2000 as compared to $9.3 million in the comparable period of 1999.

     The Company is a party to a lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997, to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended on October 12, 1999 to provide for available borrowings of up to $6,000,000 available during the remainder of 1999 and until October 12, 2000. Each capital lease under this lease commitment has a repayment period of either 36 or 42 months. As of June 30, 2000, capital leases in the aggregate principal amount of $22.7 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 5.74% per annum.

     As of June 30, 2000, capital leases in the aggregate principal amount of $7.1 million were outstanding under a prior lease commitment with an average interest rate of 5.24% per annum.

     On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A expires on December 31, 2000 and provides for a maximum borrowing amount of $15.6 million during 2000. Each capital lease will have a repayment period of either 36 or 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of June 30, 2000, $6.8 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of June 30, 2000, capital leases in the aggregate principal amount of $8.8 million were outstanding under this lease commitment with an average interest rate of 6.77% per annum.

     On January 31, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment B"), dated January 31, 2000, to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment B expires on December 31, 2000 and provides for a maximum borrowing amount of $16.5 million during 2000. Each capital lease will have a repayment period of either 36 or 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of June 30, 2000, $11.2 million remained available under the 2000 Equipment TRAC Lease Commitment B. The interest rate on the capital leases under this lease commitment fluctuates in relation to the one year LIBOR as published in The Wall Street Journal and is fixed upon execution of a lease. As of June 30, 2000, capital leases in the aggregate principal amount of $5.3 million were outstanding under this lease commitment with an average interest rate of 6.9% per annum.

     As of June 30, 2000, the Company had debt obligations of approximately $80.5 million, including amounts borrowed under the facilities described above, of which approximately $13.4 million were current obligations. During the first six months of 2000, the Company made borrowings under the facilities described above of $38.4 million, while retiring $32.2 million in debt. The retired debt had an average interest rate of approximately 6.9%.

     During the years 2000 and 2001, the Company plans to make approximately $97.9 million in capital expenditures, including $27.7 million expended as of June 30, 2000. As of June 30, 2000, USA Truck had committed to spend an additional $22.0 million of this amount for revenue equipment in 2000, and $42.2 million of this amount is currently committed for revenue equipment in 2001. The commitments to purchase revenue equipment are cancelable by the

Company if certain conditions are met. The balance of the expected capital expenditures will be used for certain other assets.

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

         On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization became effective in September 1998 upon the expiration of the Company's existing stock repurchase program. As of June 30, 2000, the Company had purchased 239,500 shares pursuant to this new authorization at an aggregate purchase price of $2.2 million. On May 5, 1999, The Board of Directors authorized the retirement of 100,000 shares of treasury stock that had been purchased at an aggregate cost of $.9 million. In addition, as of June 30, 2000, 16,210 of the remaining repurchased shares had been resold under the Company's Employee Stock Purchase Plan. On May 3, 2000, the Board of Directors authorized the retirement of 106,733 shares of treasury stock that had been purchased at an aggregate cost of $.9 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility.

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

         As of July 14, 2000, the Company has not experienced any material adverse effects related to the Year 2000 issue, and none of its key vendors have reported to the Company any material adverse effects related to the issue. At this time, the Company does not expect to encounter any Year 2000 issues that would have a material effect on its results of operations, liquidity and financial condition. Furthermore, the Company does not anticipate any significant expenditure in the future related to year 2000 compliance. However, latent Year 2000 problems may surface at key dates or events in the future.

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

                                 USA TRUCK, INC.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

     The Company's Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At June 30, 2000, the Company had $35.1 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     As reported in the notes to the financial statements in the Liquidity and Capital Resources section of this Form 10-Q, as of April 28, 2000, the Company entered into the Senior Credit Facility with a multibank group. All amounts due under the General Line of Credit were repaid at that time and the facility was closed. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At July 14, 2000, the Company had $31.0 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

PART II.          OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

              (A) Exhibits

                  10.1    Bank of America Commitment Letter

                  10.2    Bank of America Summary of Terms and Conditions

                  11.1    Statement Re: Computation of Earnings Per Share

                  27      Financial Data Schedule

              (B) Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the six months ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USA TRUCK, INC.
                                          -------------------------------------
                                          (Registrant)


Date:             07/21/00                   /s/  ROBERT M. POWELL
         ---------------------------      -------------------------------------
                                          ROBERT M. POWELL
                                          President and Chief Executive Officer


Date:             07/21/00                   /s/  JERRY D. ORLER
         ---------------------------      -------------------------------------
                                          JERRY D. ORLER
                                          Vice President-Finance and
                                          Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.

                                                                         Sequentially
  Exhibit                                                                  Numbered
  Number                           Exhibit                                  Page
  -------                          -------                               ------------
   10.1               Bank of America Commitment Letter                       18

   10.2               Bank of America Summary of Terms and Conditions         21

   11.1               Statement Re: Computation of Earnings Per Share         28

   27                 Financial Data Schedule                                 29