Form 10-Q
period 2000-09-30
USA TRUCK INC
filed 2000-10-19
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to             .
                               ---------------   -------------

                         Commission file number 0-19858

                                 USA TRUCK, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 71-0556971
 --------------------------------------       ---------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

         3200 INDUSTRIAL PARK ROAD
            VAN BUREN, ARKANSAS                           72956
 --------------------------------------       ---------------------------------
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

     9,224,354 shares of common stock, $.01 par value, were outstanding on October 11, 2000.

                                      INDEX

                                 USA TRUCK, INC.


                                                                                                                 Page
                                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

                  Condensed Balance Sheets - September 30, 2000 and December 31, 1999                              3

                  Condensed Statements of Income and Comprehensive Income - Three
                  months ended and Nine months ended September 30, 2000 and 1999                                   4

                  Condensed Statements of Cash Flows - Nine months ended September 30,
                  2000 and 1999                                                                                    5

                  Notes to Condensed Financial Statements - September 30, 2000                                     6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                          16

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.                                                                   17

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                 USA TRUCK, INC.

                            CONDENSED BALANCE SHEETS

                                                                                September 30,     December 31,
                                                                                    2000             1999
                                                                                -------------    -------------
                                                                                 (unaudited)         (note)
                                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                      $   3,594,469    $   2,145,707
 Accounting receivable:
   Trade, less allowance for doubtful accounts
   (2000 - $ 300,000; 1999 - $ 269,150)                                            27,401,472       26,649,235
   Other                                                                            1,384,559        5,509,866
 Inventories                                                                          447,792          301,907
 Deferred income taxes                                                              1,473,893        1,208,413
 Prepaid expenses and other current assets                                          3,276,596        3,634,056
                                                                                -------------    -------------
    Total current assets                                                           37,578,781       39,449,184

PROPERTY AND EQUIPMENT                                                            200,735,462      186,011,130
ACCUMULATED DEPRECIATION AND AMORTIZATION                                         (52,163,575)     (43,873,074)
                                                                                -------------    -------------
                                                                                  148,571,887      142,138,056

OTHER ASSETS                                                                          462,130          452,448
                                                                                -------------    -------------
    Total assets                                                                $ 186,612,798    $ 182,039,688
                                                                                =============    =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank drafts payable                                                           $   1,376,882    $   1,116,485
  Trade accounts payable                                                            4,922,625        5,139,164
  Accrued expenses                                                                 10,831,686       11,065,604
  Current maturities of long-term debt                                             13,648,298       10,956,533
                                                                                -------------    -------------
    Total current liabilities                                                      30,779,491       28,277,786

LONG-TERM DEBT, LESS CURRENT MATURITIES                                            63,362,255       64,452,648
DEFERRED INCOME TAXES                                                              18,442,726       17,008,364
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                                             2,690,214        2,192,714

STOCKHOLDERS' EQUITY:

  Preferred stock par value $.01 per share; 1,000,000 shares
    authorized; none issued                                                                --               --
  Common stock, par value $.01 per share; 16,000,000 shares authorized;
    issued shares (2000 - 9,282,273; 1999 - 9,387,041)                                 92,823           93,870
  Additional paid-in capital                                                       11,318,281       12,271,685
  Retained earnings                                                                60,138,867       58,840,827
  Less treasury stock, at cost (2000 - 34,841; 1999 - 122,011)                       (211,859)      (1,098,206)
                                                                                -------------    -------------
    Total stockholders' equity                                                     71,338,112       70,108,176
                                                                                -------------    -------------
    Total liabilities and stockholders' equity                                  $ 186,612,798    $ 182,039,688
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

                                 USA TRUCK, INC.

            CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                               ------------------------------    ------------------------------
                                                    2000             1999             2000             1999
                                               -------------    -------------    -------------    -------------
OPERATING REVENUES                             $  55,532,933    $  40,416,850    $ 169,025,826    $ 114,733,801

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits           22,481,959       17,226,077       68,134,094       49,136,967
  Operations and maintenance                      17,600,858       10,568,323       52,735,960       27,826,856
  Operating taxes and licenses                     1,003,875          664,956        3,197,401        2,049,575
  Insurance and claims                             2,986,921        2,111,627        9,469,520        5,702,704
  Communications and utilities                       722,640          543,748        2,123,618        1,412,364
  Depreciation and amortization                    6,452,810        4,359,715       20,000,254       12,874,750
  Other                                            2,185,590        1,855,864        6,989,803        4,220,977
                                               -------------    -------------    -------------    -------------
                                                  53,434,653       37,330,310      162,650,650      103,224,193
                                               -------------    -------------    -------------    -------------
OPERATING INCOME                                   2,098,280        3,086,540        6,375,176       11,509,608
OTHER (INCOME) EXPENSE:
  Interest expense                                 1,286,366          298,310        4,141,415          949,658
  Loss or (Gain) on disposal of assets                27,333           (1,998)         126,752           (9,758)
  Other, net                                         (58,111)          12,285          (27,924)         (35,407)
                                               -------------    -------------    -------------    -------------
                                                   1,255,588          308,597        4,240,243          904,493
                                               -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAXES                           842,692        2,777,943        2,134,933       10,605,115
INCOME TAXES                                         330,335        1,088,954          836,894        4,157,206
                                               -------------    -------------    -------------    -------------

NET INCOME AND COMPREHENSIVE INCOME            $     512,357    $   1,688,989    $   1,298,039    $   6,447,909
                                               =============    =============    =============    =============

PER SHARE INFORMATION:
Average shares outstanding (Basic)                 9,257,973        9,298,377        9,299,393        9,369,589
                                               =============    =============    =============    =============
Basic net income per share                     $        0.06    $        0.18    $        0.14    $        0.69
                                               =============    =============    =============    =============

Average shares outstanding (Diluted)               9,264,116        9,335,972        9,305,409        9,408,583
                                               =============    =============    =============    =============
Diluted net income per share                   $        0.06    $        0.18    $        0.14    $        0.69
                                               =============    =============    =============    =============


See notes to condensed financial statements.

                                 USA TRUCK, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
OPERATING ACTIVITIES:
Net income                                                          $  1,298,039    $  6,447,909
Adjustments to reconcile net income to net cash provided by
 operating activities:
Depreciation and amortization                                         20,000,254      12,874,750
Provision for doubtful accounts                                           30,850          27,000
Deferred income taxes                                                  1,168,882       1,942,986
Loss (Gain) on sale of assets                                            126,752          (9,758)
Changes in operating assets and liabilities:
  Receivables                                                          3,342,220      (5,151,213)
  Inventories and prepaid expenses                                       211,576         256,166
  Bank drafts payable, accounts payable and accrued expenses            (190,060)      1,358,588
  Insurance and claims accruals - long term                              497,500         306,000
                                                                    ------------    ------------
   Net cash provided by operating activities                          26,486,013      18,052,428

INVESTING ACTIVITIES:
  Purchases of property and equipment                                (16,965,425)    (21,892,762)
  Proceeds from sale of property and equipment                        10,825,851       4,840,667
  Proceeds from sale of investments                                           --         968,196
  (Gain) Loss on sale of investments                                          --          (5,911)
  Increase in other asset                                                 (9,682)             --
                                                                    ------------    ------------
   Net cash used by investing activities                              (6,149,256)    (16,089,810)

FINANCING ACTIVITIES:
  Borrowing under long-term debt                                      66,432,545      12,253,000
  Proceeds from the exercise of stock options                                 --         178,719
  Proceeds from sale of treasury stock                                    95,841          77,683
  Refund of security deposits                                                 --       1,744,739
  Payments to repurchase common stock                                   (163,944)     (1,211,820)
  Principal payments on long-term debt                               (74,922,545)    (10,653,000)
  Principal payments on capitalized lease obligations                (10,329,892)     (5,118,304)
                                                                    ------------    ------------
   Net cash used by financing activities                             (18,887,995)     (2,728,983)
                                                                    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,448,762        (766,365)
  Cash and cash equivalents at beginning of period                     2,145,707       1,779,643
                                                                    ------------    ------------
  Cash and cash equivalents at end of period                        $  3,594,469    $  1,013,278
                                                                    ============    ============


See notes to condensed financial statements.

                                 USA TRUCK, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 1999.

NOTE B - COMMITMENTS

     As of October 11, 2000, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $9.8 million in 2000 and $36.9 million in 2001. As part of these commitments, the Company has contracts for the purchase of 396 tractors and the sale of 396 tractors during 2001. These contracts are cancelable by either USA Truck or the vendor within a certain time period before delivery of the equipment. If the terms of the contracts are carried out, the Company could recognize an after-tax, non-cash loss from such sales of up to $0.5 million during 2001. Most of these losses are expected to occur in the fourth quarter of that year on certain groups of tractors. They result from the sale of such tractors by the Company at prices that will likely be below the depreciated cost of such tractors as carried on the Company's books. The low sales prices for such vehicles result from an unusually poor used tractor market caused, for the most part, by oversupply of vehicles. Beginning in the fourth quarter of 2000, the Company will increase slightly the depreciation rate on its tractors, which will result in a slightly increased charge to net income for that year. Provided the Company can secure better pricing, it will attempt to limit these losses by obtaining direct sales which could yield prices closer to book values on these tractors and reduce these contractual capital losses.

NOTE C - CAPITAL STOCK TRANSACTIONS

     During the nine-month period ended September 30, 2000, the Company purchased 29,600 shares of its outstanding common stock on the open market for approximately $188,700 pursuant to the repurchase program authorized by the Board of Directors in July 1998. The Company distributed 10,037 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan. On October 11, 2000, the Company granted an additional 185,000 options to purchase shares of common stock.

     As of September 30, 2000, 5,070,401 shares of the 9,247,432 shares outstanding were owned either directly or beneficially by executive officers or directors of the Company.

NOTE D - LONG-TERM DEBT

     On April 28, 2000, the Company signed a new senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and Firstar Bank, N.A. are participants. The Senior Credit Facility matures on April 28, 2005.

The rates are based on grid pricing which uses the Company's ratio of total funded debt to earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") to determine the points to be added to the base LIBOR rate. A quarterly commitment fee is payable on the unused amount and the rate is also based on grid pricing as described above. The Company repaid all amounts due under its collateralized revolving credit agreement (the "General Line of Credit") in the amount of $36.1 million and subsequently terminated the General Line of Credit.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued Statement No. 137, which deferred for one year the implementation date of FASB Statement No. 133. As a result, Statement No. 133 is effective for the Company in 2001. Management believes that Statement No. 133 will not have a material effect on the financial position or results of operations of the Company.

     On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which among other guidance clarifies certain conditions to be met in order to recognize revenue. On June 26, 2000, the SEC issued SAB 101B,
Amendment: Revenue Recognition in Financial Statements, which delayed the effective date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. SAB 101 is effective for the Company in the fourth quarter of 2000. Management believes that SAB 101 will not have a material effect on the financial position or results of operations of the Company.

     Effective October 1, 2000, the Company made certain changes in the salvage values of certain types of tractors to better reflect current used-revenue equipment market conditions and the Company's experience as to resale value of its tractors. This is expected to increase depreciation expense and decrease fourth quarter net income by approximately $0.2 million.

NOTE F - SUBSEQUENT EVENTS

     On October 1, 2000 the Company instituted a driver pay increase. The new pay scale will increase the Company's ranking among other dry-van carriers in driver pay. The increased pay scale is expected to help the Company attract and retain qualified drivers, increase the number of experienced drivers hired and reduce costs associated with recruiting, training and accidents, while increasing productivity. The Company estimates that the pay increase will raise driver wage expense by approximately 3.1% of revenue however, cost efficiencies, productivity improvement and rate adjustments are expected to reduce the impact over subsequent quarters.

     As previously announced, Mr. J. B. Speed retired from his position as Chairman of the Board effective at the regular Quarterly Board Meeting held on October 11, 2000. Mr. Speed is one of the original participants in the group that acquired the Company in December 1988 and has served as Chairman since that date. Mr. Robert M. Powell was elected Chairman of the Board at the same meeting. Mr. Powell retained his duties as President and Chief Executive Officer.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                               --------------------    -------------------
                                                2000          1999      2000         1999
                                               ------        ------    ------       ------
OPERATING REVENUES                              100.0%        100.0%    100.0%       100.0%

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits          40.5          42.6      40.3         42.8
  Operations and maintenance                     31.7          26.2      31.2         24.3
  Operating taxes and licenses                    1.8           1.7       1.9          1.8
  Insurance and claims                            5.4           5.2       5.6          5.0
  Communications and utilities                    1.3           1.3       1.3          1.2
  Depreciation and amortization                  11.6          10.8      11.8         11.2
  Other                                           3.9           4.6       4.1          3.7
                                               ------        ------    ------       ------
                                                 96.2          92.4      96.2         90.0
                                               ------        ------    ------       ------
OPERATING INCOME                                  3.8           7.6       3.8         10.0
OTHER (INCOME) EXPENSE:
  Interest expense                                2.3           0.8       2.5          0.8
  (Gain) or Loss on disposal of assets             --            --       0.1           --
  Other, net                                     (0.1)           --        --           --
                                               ------        ------    ------       ------
                                                  2.2           0.8       2.6          0.8
                                               ------        ------    ------       ------
INCOME BEFORE INCOME TAXES                        1.6           6.8       1.2          9.2
INCOME TAXES                                      0.6           2.7       0.5          3.6
                                               ------        ------    ------       ------

NET INCOME AND COMPREHENSIVE INCOME               1.0%          4.1%      0.7%        5.6%
                                               ======        ======    ======       ======

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

     Operating revenues increased 37.4% to $55.5 million in the third quarter of 2000 from $40.4 million for the same quarter of 1999. The Company believes this increase is due primarily to the acquisition of the assets of CCC Express on November 1, 1999 and related business, the expansion of the Company's marketing team, additional business from existing customers and to a lesser extent, the Company's logistics services, dedicated fleet operations, and private fleet conversions. The increase in revenue was partially offset by a reduction in tractor utilization when comparing the third quarter of 2000 to the same quarter in 1999. Average revenue per mile increased to $1.198 in the third quarter of 2000 from $1.122 in 1999. The number of shipments increased 37.9% to 49,786 in 2000 from 36,114 in 1999. This volume improvement was made possible by an increase of 53.3% in the average number of tractors operated from 1,134 in 1999 to 1,738 in 2000. As the Company has expanded its fleet, miles per tractor per week decreased 14.7% from 2,482 in 1999 to 2,118 in 2000. The empty mile factor decreased to 9.23% in 2000 from 9.32% of paid miles in the third quarter of 1999. The increase in revenue was partially offset by a decline in the average miles per tractor per week of 364 miles, which approximates a 16.5% lack of revenue for the third quarter of 2000.

     Operating expenses and costs as a percentage of revenues increased to 96.2% in 2000 from 92.4% in 1999. This change resulted primarily from increases, on a percentage of revenue basis, in operations and maintenance costs and depreciation and amortization. These increases were partially offset by a decrease, on a percentage of revenue basis, in salaries, wages and employee benefits and other expenses. The increase in operations and maintenance costs was primarily the result of an increase of in the average cost of fuel combined with a decrease in the average fuel efficiency of our fleet. The average cost of fuel has increased 29.9 cents per gallon in the third quarter of this year compared to the same period last year. This translates into approximately $2.5 million in additional fuel expense, on a pre-tax basis, in the third quarter of 2000 compared to the same quarter of 1999. Also attributing to the increase in operations and maintenance costs is a reduction in fuel efficiency, which has decreased to 6.42 miles per gallon for the third quarter of 2000 from 6.59 for the same quarter of 1999. This represents approximately $0.3 million in additional fuel expense, on a pre-tax basis, for the third quarter of 2000 compared to the same quarter of 1999. The increase in depreciation and amortization was due to an increase in the cost of tractors and trailers when compared to those being retired and to a reduction in the average miles per tractor per week as mentioned above. The percentage decrease, relative to revenue, in salaries, wages and employee benefits was partially due to the increase in the average revenue per mile, as mentioned above and partially due to the reduction in management incentives accrued which are based on the Company's financial operating results. The decrease in other expenses, relative to revenues, was related to a reallocating of recruiting and training expenses and the increase in the average revenue per mile.

     As a result of the foregoing factors, operating income decreased 32.0% to $2.1 million, or 3.8% of revenues, in 2000 from $3.1 million, or 7.6% of revenues, in 1999.

     Interest expense increased 331.2% to $1.3 million in 2000 from $0.3 million in 1999, resulting primarily from a substantial increase in total borrowings to fund the acquisition of the assets of CCC Express on November 1, 1999 and an increase in the average borrowing rate from 6.91% to 7.46%.

     Other income, net decreased to a negative to $58,100 in 2000 from $12,300 in 1999, resulting primarily from a reduction in miscellaneous income and an increase in miscellaneous expense, partially offset by an increase in interest income.

     As a result of the above, income before income taxes decreased 69.7% to $0.8 million, or 1.6% of revenues, in 2000 from $1.1 million, or 6.8% of revenues, in 1999.

     The Company's effective tax rate of 39.2% for 2000 did not change from 1999. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 69.7% to $0.5 million, or 1.0% of revenues, in 2000 from $1.7 million, or 4.1% of revenues, in 1999, representing a decrease of 66.7% in diluted net income per share to $.06 from $.18. The number of shares used in the calculation of diluted net income per share for the third quarters of 2000 and 1999 were 9,264,116 and 9,335,972, respectively. Total shares outstanding at September 30, 2000, were 9,247,432.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Operating revenues increased 47.3% to $169.0 million in 2000 from $114.7 million in 1999. The Company believes this increase is due primarily to the acquisition of the assets of CCC Express on November 1, 1999 and related business, the expansion of the Company's marketing team and the new marketing efforts implemented for the Company's logistics services, dedicated fleet operations, and private fleet conversions and to additional business from existing customers. Average revenue per mile increased to $1.181 in 2000 from $1.115 in 1999. The number of shipments increased 46.2% to 149,079 during 2000 from 101,943 during 1999. This volume improvement was made possible by an increase of 55.8% in the average number of tractors operated from 1,114 in 1999 to 1,736 in 2000. Although the Company has continued to expand its fleet, miles per tractor per week decreased 10.7% from 2,430 in 1999 to 2,170 in 2000. The empty mile factor decreased to 9.1% in 2000 from 9.5% of paid miles in 1999. The increase in revenue was partially offset by a decline in the average miles per tractor per week of 260 miles, which approximates a 12.0% lack of revenue for 2000.

     Operating expenses and costs as a percentage of revenues increased to 96.2% in 2000 from 90.0% in 1999. This change resulted primarily from increases, on a percentage of revenue basis, in operations and maintenance costs, insurance and claims, and depreciation and amortization and other expenses. These increases were partially offset by a decrease, on a percentage of revenue basis, in salaries, wages and employee benefits. The increase in operations and maintenance costs was primarily the result of an increase in the average cost of fuel combined with a decrease in the average fuel efficiency of the fleet. The average cost of fuel has increased 36.9 cents per gallon in the third quarter of this year compared to the same period last year which equates to approximately $9.6 million in additional fuel expense, on a pre-tax basis, for 2000 compared to 1999. Also attributing to the increase in operations and maintenance costs is a reduction in fuel efficiency, which has decreased to 6.32 miles per gallon during 2000 from 6.52 for 1999. This represents approximately $1.1 million in additional fuel expense, on a pre-tax basis, for 2000 compared to 1999. The increase in insurance and claims was due to an increase in the quantity of accidents. The increase in depreciation and amortization was due to an increase in the cost of tractors and trailers when compared to those being retired and to a reduction in the average miles per tractor per week as mentioned above. The increase in other expenses, relative to revenues, was related to increased efforts to recruit and train qualified drivers in order to replace lost drivers and grow our fleet. The percentage decrease, relative to revenue, in salaries, wages and employee benefits was partially due to the increase in the average revenue per mile, as mentioned above and partially due to the reduction in management incentives accrued which are based on the Company's financial operating results.

     As a result of the foregoing factors, operating income decreased 44.6% to $6.4 million, or 3.8% of revenues, in 2000 from $11.5 million, or 10.0% of revenues, in 1999.

     Interest expense increased 336.1% to $4.1 million in 2000 from $0.9 million in 1999, resulting primarily from a substantial increase in total borrowings to fund the acquisition of the assets of CCC Express and an increase in the average borrowing rate from 6.10% to 7.55%.

     Other income, net decreased to $27,900 in 2000 from $35,400 in 1999, resulting primarily from an increase in fines expense partially offset by an increase in traffic management fees and a reduction of officer life insurance premium expense.

     As a result of the above, income before income taxes decreased 79.9% to $2.1 million, or 1.2% of revenues, in 2000 from $10.6 million, or 9.2% of revenues, in 1999.

     The Company's effective tax rate of 39.2% for 2000 did not change from 1999. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 79.9% to $1.3 million, or 0.7% of revenues, in 2000 from $6.4 million, or 5.6% of revenues, in 1999, representing a decrease of 79.7% in diluted net income per share to $.14 from $.69. The number of shares used in the calculation of diluted net income per share for 2000 and 1999 were 9,305,409 and 9,408,583, respectively.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes from customers through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. Diesel prices increased significantly during 1999 and the nine-month period ended September 30, 2000. There can be no assurance that diesel prices will not increase further or that they will remain below the higher prices experienced in prior periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates. The Company does not participate in fuel price hedging activities.

LIQUIDITY & CAPITAL RESOURCES

     On April 28, 2000, the Company signed a new senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and Firstar Bank, N.A. are participants. The Senior Credit Facility matures on April 28, 2005.

The rates are based on grid pricing which uses the Company's ratio of total funded debt to earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") to determine the points to be added to the base LIBOR rate. A quarterly commitment fee is payable on the unused amount and the rate is also based on grid pricing as described above. The Company repaid all amounts due under its collateralized revolving credit agreement (the "General Line of Credit") in the amount of $36.1 million and subsequently terminated the General Line of Credit.

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's General Line of Credit or Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has generally met its working capital needs with cash flows from operations and occasionally with borrowings under the General Line of Credit or Senior Credit Facility. The Company has relied significantly on the General Line of Credit or Senior Credit Facility to meet working capital requirements since the acquisition of the assets of CCC Express. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $26.5 million for the nine-month period ended September 30, 2000 as compared to $18.1 million in the comparable period of 1999.

     The Company is a party to a lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997, to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended on October 12, 1999 to provide for available borrowings of up to $6,000,000 available during the remainder of 1999 and until October 12, 2000. Each capital lease under this lease commitment has a repayment period of either 36 or 42 months. As of September 30, 2000, capital leases in the aggregate principal amount of $21.6 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 5.75% per annum. During the nine-month period ending September 30, 2000, the Company entered into capital leases under this facility in the amount of $3.1 million.

     As of September 30, 2000, capital leases in the aggregate principal amount of $5.0 million were outstanding under a prior lease commitment with an average interest rate of 5.26% per annum.

     On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A expires on December 31, 2000 and provides for a maximum borrowing amount of $15.6 million during 2000. Each capital lease will have a repayment period of either 36 or 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of September 30, 2000, $7.1 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of September 30, 2000, capital leases in the aggregate principal amount of $8.5 million were outstanding under this lease commitment with an average interest rate of 6.63% per annum. During the nine-month period ending September 30, 2000, the Company entered into capital leases under this lease commitment in the amount of $9.1 million.

     On January 31, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment B"), dated January 31, 2000, to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment B expires on December 31, 2000 and provides for a maximum borrowing amount of $16.5 million during 2000. Each capital lease will have a repayment period of either 36 or 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of September 30, 2000, $8.6 million remained available under the 2000 Equipment TRAC Lease Commitment B. The interest rate on the capital leases under this lease commitment fluctuates in relation to the one year LIBOR as published in The Wall Street Journal and is fixed upon execution of a lease. As of September 30, 2000, capital leases in the aggregate principal amount of $7.9 million were outstanding under this lease commitment with an average interest rate of 6.6% per annum. During the nine-month period ending September 30, 2000, the Company entered into capital leases under this lease commitment in the amount of $8.3 million.

     As of September 30, 2000, the Company had debt obligations of approximately $77.0 million, including amounts borrowed under the facilities described above, of which approximately $13.6 million were current obligations. During the first nine months of 2000, the Company made borrowings under the facilities described above of $86.9 million, while retiring $85.3 million in debt. The retired debt had an average interest rate of approximately 6.9%.

     During the years 2000 and 2001, the Company plans to make approximately $77.7 million in capital expenditures, including $31.0 million expended as of September 30, 2000. As of September 30, 2000, USA Truck had committed to spend an additional $9.8 million of this amount for revenue equipment in 2000, and $36.5 million of this amount is currently committed for revenue equipment in 2001. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for certain other assets.

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

     On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization became effective in September 1998 upon the expiration of the Company's existing stock repurchase program. As of September 30, 2000, the Company had purchased 261,200 shares pursuant to this new authorization at an aggregate purchase price of $2.3 million. On May 5, 1999, The Board of Directors authorized the retirement of 100,000 shares of treasury stock that had been purchased at an aggregate cost of $.9 million. In addition, as of September 30, 2000, 19,626 of the remaining repurchased shares had been resold under the Company's Employee Stock Purchase Plan. On May 3, 2000, the Board of Directors authorized the retirement of 106,733 shares of treasury stock that had been purchased at an aggregate cost of $.9 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility.

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

     As of October 11, 2000, the Company has not experienced any material adverse effects related to the Year 2000 issue, and none of its key vendors have reported to the Company any material adverse effects related to the issue. At this time, the Company does not expect to encounter any Year 2000 issues that would have a material effect on its results of operations, liquidity and financial condition. Furthermore, the Company does not anticipate any significant expenditure in the future related to year 2000 compliance. However, latent Year 2000 problems may surface at key dates or events in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued Statement No. 137, which deferred for one year the implementation date of FASB Statement No. 133. As a result, Statement No. 133 is effective for the Company in 2001. Management believes that Statement No. 133 will not have a material effect on the financial position or results of operations of the Company.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which among other guidance clarifies certain conditions to be met in order to recognize revenue. On June 26, 2000, the SEC issued SAB 101B, Amendment: Revenue Recognition in Financial Statements, which delayed the effective date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. SAB 101 is effective for the Company in the fourth quarter of 2000. Management believes that SAB 101 will not have a material effect on the financial position or results of operations of the Company.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

     The Company's Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At September 30, 2000, the Company had $30.5 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     As reported in the notes to the financial statements in the Liquidity and Capital Resources section of this Form 10-Q, as of April 28, 2000, the Company entered into the Senior Credit Facility with a multibank group. All amounts due under the General Line of Credit were repaid at that time and the facility was closed. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At October 11, 2000, the Company had $26.5 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

PART II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (A)  Exhibits

               11.1    Statement Re: Computation of Earnings Per Share

               27      Financial Data Schedule

          (B)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the nine months ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 USA TRUCK, INC.
                                                 (Registrant)


Date:             10/19/00                         /s/ ROBERT M. POWELL
         ---------------------------             -------------------------------
                                                 ROBERT M. POWELL
                                                 Chairman, President and
                                                 Chief Executive Officer


Date:             10/19/00                         /s/ JERRY D. ORLER
         ---------------------------             -------------------------------
                                                 JERRY D. ORLER
                                                 Vice President-Finance and
                                                 Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.


                                                                     SEQUENTIALLY
        EXHIBIT                                                        NUMBERED
        NUMBER     DESCRIPTION                                          PAGE
        -------    -----------                                       ------------
         11.1      Statement Re: Computation of Earnings Per Share        20

         27        Financial Data Schedule                                21