Form 10-K
period 2000-12-31
USA TRUCK INC
filed 2001-03-14
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission File Number 0-19858

                                 USA TRUCK, INC.
             (Exact name of Registrant as specified in its charter)

                       DELAWARE                                                    71-0556971
            (State or other jurisdiction of                             (IRS Employer Identification No.)
            incorporation or organization)

               3200 INDUSTRIAL PARK ROAD                                              72956
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

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 7, 2001 was $24,957,531 (The characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

         The number of shares outstanding of the Registrant's Common Stock, par value $ .01, as of March 7, 2001 is 9,225,286.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                        Part of Form 10-K into Which the
                       Document                                             Document is Incorporated
                       --------                                         --------------------------------
Portions of the Proxy Statement to be sent to stockholders                          Part III
        in connection with 2001 Annual Meeting

                                 USA TRUCK, INC.

                                TABLE OF CONTENTS

ITEM NO.                                              CAPTION                                            PAGE
--------                                              -------                                            ----

                                                      PART I
1.          Business.................................................................................       1
2.          Properties...............................................................................       6
3.          Legal Proceedings........................................................................       7
4.          Submission of Matters to a Vote of Security Holders......................................       7

                                                      PART II

5.          Market for Registrant's Common Equity and Related Stockholder Matters....................       8
6.          Selected Financial Data..................................................................       9
7.          Management's Discussion and Analysis of Financial Condition and Results of Operations....      10
7A.         Quantitative and Qualitative Disclosure about Market Risk................................      16
8.          Financial Statements and Supplementary Data..............................................      17
9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....      33

                                                      PART III

10.         Directors and Executive Officers of the Registrant.......................................      33
11.         Executive Compensation...................................................................      33
12.         Security Ownership of Certain Beneficial Owners and Management...........................      33
13.         Certain Relationships and Related Transactions...........................................      33

                                                      PART IV

14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................      34
            Signatures...............................................................................      41

                                     PART I


ITEM 1.           BUSINESS

GENERAL

         USA Truck, Inc. (the "Company" or "USA Truck") is engaged in the transportation of general commodity freight in interstate and foreign commerce. Operations are conducted primarily east of the Rocky Mountains, but the Company holds authority to transport and does transport freight between all points in the continental United States, other than intrastate, and between all points in the U.S., on the one hand, and the Canadian provinces of Ontario and Quebec, on the other. The Company also provides the U.S. and Canadian portions of shipments between points in the U.S. and Canadian provinces of Ontario and Quebec, on the one hand, and points in Mexico, on the other. The Company transfers freight to, or receives freight from, Mexican carriers at the U.S.-Mexico border in Laredo, Texas. Revenue from foreign countries represents less than 6% of total revenues of the Company for each of the past three years. The principal types of freight transported include automotive parts and materials, tires, paper and paper products, glass, retail store merchandise, chemicals, aluminum and manufacturing materials and supplies. USA Truck does not transport Class A or Class B explosives, garbage, radioactive materials or hazardous wastes.

         USA Truck transports freight in truckload quantities from individual shippers to single or multiple destinations on an as-needed basis. Its business consists primarily of medium haul shipments, more than 700 but less than 1,000 miles. For 1998, 1999, and 2000, the average length of haul for Company tractors was 916 miles, 908 miles, and 871 miles, respectively.

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

         USA Truck utilizes cost-efficient communications throughout its operations. The Company provides EDI (electronic data interchange) arrangements with several of its largest customers, providing them with access through their computer systems to current information on the status of their shipments. Beginning in the third quarter of 1997, the Company began installing two-way, satellite based mobile messaging and position-locating equipment in all of its tractors. This equipment is designed to fulfill customers' heightened need for real-time transit information as well as provide the Company with an enhanced and cost-effective method of communications between its drivers and its operations personnel. The system provides fleet managers the ability to contact drivers virtually anywhere in the Company's market area. These capabilities are intended to shorten response time to customers, as well as to allow drivers uninterrupted rest time while awaiting assignment. The installation of the equipment was completed in the fourth quarter of 1997.

         The Company has designed its own management information software systems, which it operates on a mainframe computer. This system became operational during the second quarter of 1997, when the Company's software was migrated to its mainframe computer. Prior to that, the Company used a mainframe computer through a contractual agreement with a third party. The Company has also designed its own e-commerce software systems, which operate on several platforms and connect to the Company's mainframe computer and the internet. Through this expanded business-to-business ("B2B") system, USA Truck's customers can check equipment availability and track the progress of their loads through the Company's web site. Although the Company prefers direct relationships with its shippers, marketing activity through third party logistics ("3PL") providers is encouraged. Many of these 3PL providers offer daily load posting which is conducted through e-commerce.

         These communication and data processing capabilities enhance operating efficiency by providing immediate access to detailed information concerning equipment, cargo, customer locations, credit history, billing arrangements and specific customer requirements. They also permit the Company to respond quickly and accurately to customers' requests and assist in balancing equipment availability throughout its market area. Management believes these information software systems and computer hardware will be sufficient to support the Company's expansion plans at least through 2002 without substantial additional expenditures in the data processing area.

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

         The acquired operations include a fleet of 498 tractors and 1,103 dry van trailers, which the Company has used in its truckload motor carrier business. The acquisition equated to an increase of 43% in the tractor fleet of the Company, which operated 1,149 tractors and 2,266 dry van trailers before the transaction. As part of the transaction, the Company also assumed three leases for dedicated shop and fuel facilities.

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

         The Marketing Department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. A high percentage of the Company's business is from repeat customers. For the year ended December 31, 2000, at least 92% of USA Truck's operating revenues were derived from customers that were customers of the Company prior to 2000.

         USA Truck establishes rates through individual negotiations with customers and through contracts tailored to the specific needs of shippers.

         For the year ended December 31, 2000, the Company's ten largest customers accounted for 31% of revenues and its three largest customers accounted for approximately 15% of revenues, with more than 2,300 other customers accounting for the balance. No customer accounted for more than 10% of revenues.

         Customers are generally required to have credit approval before dispatch. The Company bills customers at or shortly after pickup, and, for the last three years, receivables collection has averaged approximately 33 days from the billing date.

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

         The average distance between loads as a percentage of total miles (empty mile factor) is a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. The Company's commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if the Company delayed the pickup until a tractor became available in the area. USA Truck's empty mile factor was 9.16% for the year ended December 31, 2000.

         Fleet managers supervise fleets of approximately 58 drivers each and serve as the drivers' primary contact with the Company. Fleet managers monitor the location of equipment and direct its movement in the most efficient and safe manner practicable.

DRIVERS AND OTHER PERSONNEL

         Driver recruitment and retention continue to be a challenge for the Company. Recruiting drivers is difficult because Company standards are high and because of declining enrollment in driving schools. Retention is difficult because of wage and job fulfillment considerations. Driver turnover, especially in the early months of employment, is a significant problem, and the competition for qualified drivers is intense. Although USA Truck has experienced difficulty with driver turnover, it has been able to attract and retain a sufficient number of qualified drivers to support its operations. To attract and retain drivers, the Company must continue to provide safe, attractive and comfortable equipment, direct access to management, and competitive wages and benefits designed to encourage longer-term employment.

         Drivers' pay is calculated on the basis of miles driven and increases with tenure. In 2000, drivers averaged 486 miles per workday. On October 1, 2000, the Company implemented a 16% driver pay increase. With this pay increase, the Company eliminated incentive pay from its pay package except for drivers in its dedicated services division. The incentives that were earned and eliminated as of October 1, 2000 totaled approximately $492,000 and were paid in October, 2000. The incentives that were earned by the Company's dedicated services drivers totaled approximately $130,000 for 2000. During 2000, the Company's drivers earned wages and incentives averaging $.32 per mile.

         As of December 31, 2000, USA Truck employed 2,155 persons, of which 1,667 were drivers, none of whom was represented by a collective bargaining unit. In the opinion of management, the Company's relationship with its employees is satisfactory.

SAFETY

         USA Truck's safety program is designed to meet the Company's goal of an accident-free working environment and to enforce governmental safety regulations. The Company controls the maximum speed of its tractors with electronic governing equipment, and all its tractors are equipped with anti-lock braking systems.

         The evaluation of safety records is one of several criteria used by USA Truck to hire driver employees. Safe equipment handling techniques are an important part of new driver training. The Company also conducts pre-employment, random and post-accident drug testing in accordance with Department of Transportation ("DOT") regulations.

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

         The following table shows the number and age of revenue equipment operated by the Company at December 31, 2000:

                                           Tractors                                   Trailers
                               ----------------------------------       --------------------------------------
                                                        Average                                     Average
          Model                                         Months                                       Months
           Year                    Number             in Service              Number               in Service
          -----                    ------             ----------              ------               ----------
           2001                       289                      4                 100                        3
           2000                       525                     14                 733                       13
           1999                       329                     26                 346                       24
           1998                       552                     38                 697                       38
           1997                        43                     47                 299                       50
           1996                                                                  330                       61
           1995                                                                  615                       72
           1994                                                                  267                       87
           1993 and prior                                                         13                      133

                                    -----                     --               -----                     ----
           Total                    1,738                     23               3,400                       43
                                    =====                     ==               =====                     ====

         At December 31, 2000, USA Truck operated 1,738 conventional sleeper tractors and 3,400 van trailers. To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company buys tractors and trailers manufactured to its specifications. In deciding which equipment to buy, it considers a number of factors, including safety, economy, resale value and driver comfort. Most of the Company's tractors are equipped with Detroit Diesel Series 60 12.7-liter engines, air-ride suspension, and anti-lock brakes. The Company's equipment is maintained through a strict preventive maintenance program designed to minimize equipment downtime and to enhance trade-in value.

         Beginning with the November 1995 trailer purchases, the Company began converting its trailer fleet from 48-foot long and 102 inches wide trailers to 53-foot long and 102 inches wide trailers. Because of this conversion process and additional trailers required to serve Mexico, the Company's trailer to tractor ratio was 2.0-to-1 at December 31, 2000. Management believes that a 2.0-to-1 ratio is ideal for the Company's operations, in that it promotes efficiency and provides the flexibility needed to serve customer needs. As of December 31, 2000, 2,848 of the 3,400 trailers in the Company's trailer fleet were 53-foot models. All future purchases of trailers will be 53-foot models. The Company is undertaking this conversion in order to meet its customers' requirements and to continue to provide an efficient balance between trailer capacity and weight and length limitations in the various states and Canada.

         During 2000, the Company financed revenue equipment through, either its collateralized, $40 million revolving credit agreement (the "General Line of Credit") or its collateralized, $60 million revolving credit agreement (the "Senior Credit Facility") and through lease-purchase arrangements. The Senior Credit Facility was originated on April 28, 2000 and was used to pay off the outstanding balance on the General Line of Credit, which was then terminated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". All of its revenue equipment is pledged to secure its obligations under such financing arrangements.

REVENUE EQUIPMENT ACQUISITION PROGRAM

         During 2001 and 2002, the Company plans to acquire 517 and 647 new tractors and 224 and 360 new trailers, respectively. These acquisitions and the disposals during the year will result in a net decrease of 18 and a net increase of 252 tractors and net increases of 187 and 360 trailers, respectively. As of February 16, 2001, contracts had been executed for the acquisition of all 517 tractors and 224 trailers to be acquired in 2001. Although these contracts fix the price at which the Company may acquire this equipment, the Company has the right in its discretion to decrease or increase the number of tractors or trailers to be purchased during the year at agreed prices. If the terms of the contracts are carried out, the Company could recognize an after-tax, non-cash loss from such sales of up to $0.5 million during 2001. Most of these losses are expected to occur in the fourth quarter of that year on certain groups of tractors. They result from the sale of such tractors by the Company at prices that will likely be below the depreciated cost of such tractors as carried on the Company's books. The low sales prices for such vehicles result from an unusually poor used tractor market caused, for the most part, by oversupply of vehicles. During the fourth quarter of 2000, the Company increased the depreciation rate on its tractors, which resulted in a slightly increased charge to net income for 2000. Provided the Company can secure better pricing, it will attempt to limit these losses by obtaining direct sales which could yield prices closer to book values on these tractors and reduce these contractual capital losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

         During 2000, the Company acquired 470 new tractors (a net increase of 20) and 453 new trailers (a net decrease of 125). The Company purchased 267 fewer new tractors and 197 fewer trailers in 2000 than anticipated in response to the shortage of qualified drivers in the truckload industry.

INSURANCE

         The primary risk areas in the motor carrier industry are cargo loss and damage, personal injury, property damage and workers' compensation claims. Management believes that its insurance coverages are sufficient in each of these areas. The Company is qualified as a workers' compensation self-insurer in the State of Arkansas, which is secured by a $200,000 letter of credit and in Louisiana, which is secured by a $100,000 certificate of deposit. In June 1993, the Company received authority to self-insure for cargo loss and damage claims and up to $1.0 million per occurrence for bodily injury and property damage ("BIPD") claims. These self-insurance arrangements are secured by $1.01 million in letters of credit with the Federal Highway Administration. During 2000, the self-insurance retention levels were $1.0 million for BIPD and $500,000 for workers' compensation claims per occurrence. The Company has insurance coverage for cargo loss and damage claims exceeding $100,000 per occurrence and coverage for physical damage to its tractors and trailers with a self-insurance level of $10,000 per occurrence. The Company has excess general liability coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss.

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover most of the increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices increased during 2000, and there can be no assurance that diesel prices will decrease to price levels experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

COMPETITION

         The trucking industry is highly competitive. It is characterized by ease of entry and by many small carriers having revenues of less than $1 million per year, with relatively few carriers being able to achieve revenues exceeding $100 million per year. The principal means of competition in the truckload segment of the industry are service and price, with rate discounting being particularly intense during economic downturns. Although the Company competes primarily on the basis of service rather than rates, rate discounting continues to be a factor in obtaining and retaining business. Although the number of firms competing in the truckload segment has increased dramatically since industry deregulation in 1980, the industry continues to undergo a consolidation phase. Furthermore, a depressed economy tends to increase both price and service competition from alternative modes such as less-than-truckload carriers and railroads. Management believes that further growth in the truckload segment of the industry is likely to be achieved by acquiring greater market share rather than through an increase in the size of the market.

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

TRADEMARK

         USA Truck's name and logo are registered with the United States Patent and Trademark Office, the Canadian Trade Marks Office, and the Mexican Industrial Property Institute. During 2000, the Company registered its trademark for its logistics division with the United States Patent and Trademark Office. The Company believes its trademarks have significant value and are important to its marketing efforts. The trademark registration in each country is renewable indefinitely at the option of the Company.

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

ITEM 2. PROPERTIES

         The Company owns its headquarters in Van Buren, Arkansas, located on 63 acres. This site has approximately 84,000-square feet of office, training, and driver housing space within two structures, a 12,000-square foot maintenance facility and a 2,500-square foot dock. In the second quarter of 1997, the Company completed construction of a new 57,000-square foot corporate headquarters next to its existing headquarters facility in Van Buren, Arkansas. The previously existing 27,000-square foot facility has been partially refurbished and will continue to be refurbished over the next several years to house additional training, maintenance and support services. This facility also contains aboveground fuel tanks with a capacity of 40,000 gallons.

         The Company operates a maintenance and driver facility in West Memphis, Arkansas, situated on roughly 32 acres with 29 acres of paved tractor and trailer parking behind fence, a 17,200-square foot shop, an eight-lane drive through fueling station containing aboveground fuel tanks with a capacity of 37,000 gallons and drivers' sleeping quarters that can house 36 drivers. During 1998, the Company expanded the shop by 7,200 square feet and added four additional lanes to its drive through fueling station. The drivers' quarters also include a recruiting office and driver training center for new drivers. The Company owns 29 of the 32 acres and leases the remainder under a long-term lease agreement with an initial term ending in November 2044. Located at the intersection of I-40 and I-55, this facility is an ideal location for these activities.

         In August 1995, the Company completed construction of and began operating its maintenance and driver facility in Shreveport, Louisiana, with 15 acres of paved tractor and trailer parking behind fence, a 12,000-square foot shop, a two-lane drive through fueling station containing aboveground fuel tanks with a capacity of 37,000 gallons and drivers' sleeping quarters that can house 32 drivers. The drivers' quarters also include a recruiting office and driver training center for new drivers. The facility is located on 20 acres of land owned by the Company near I-20 on US Hwy. 80 and is strategically located near several major customers in the area.

         In June 1996, USA Truck began operating its maintenance and driver facility in Vandalia, Ohio, with approximately eight acres of paved tractor and trailer parking behind fence, a 2,400-square foot shop, a one-lane drive through fueling station containing a below-ground fuel tank with a capacity of 10,000 gallons and drivers' sleeping quarters that can house 22 drivers. The drivers' quarters also include a sales and recruiting office. The Company owned facility is located near I-75 & I-70 and is strategically located for these activities. The Company plans to purchase property near this current facility, which will allow the Company to build a new maintenance facility and expand its ability to service its equipment and house drivers at this location.

         The Company leases, on a month-to-month basis, shop and office facilities in East Peoria and Blue Island, Illinois and New Paris, Indiana.

         With the exception of the Vandalia, Ohio facility mentioned above, management believes that its facilities will be sufficient for its operations at least through 2001.

         See "Item 1. Business -- Revenue Equipment and Maintenance" and "Item
1. Business -- Revenue Equipment Acquisition Program" for information regarding the Company's revenue equipment.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. It maintains insurance covering liabilities resulting from personal injury and property damage claims. Management believes that adverse results in one or more of these cases would not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The Company's Common Stock trades on The NASDAQ Stock Market under the symbol: USAK. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by The NASDAQ Stock Market for 2000 and 1999.

2000                                                                  HIGH     LOW
----                                                                  ----     ---
First Quarter..............................................           $8.81   $7.25
Second Quarter.............................................           $7.94   $5.38
Third Quarter..............................................           $7.19   $5.38
Fourth Quarter.............................................           $6.50   $5.19

1999                                                                  HIGH     LOW
----                                                                  ----     ---
First Quarter .............................................          $10.44   $10.19
Second Quarter.............................................          $ 9.38   $ 9.16
Third Quarter..............................................          $ 9.25   $ 8.88
Fourth Quarter.............................................          $ 8.13   $ 7.75

         As of March 7, 2001, there were 240 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Company estimates that there were approximately 1,940 beneficial owners of the Common Stock as of that date.

         The Company has never paid a cash dividend on its Common Stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company rather than to pay cash dividends. Any future payments of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors. Covenants contained in the Company's Senior Credit Facility may limit the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, for the periods and at the dates indicated, selected financial data of the Company. The data should be read in conjunction with the financial statements and related notes contained in Item 8 of this Annual Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------
                                                             2000        1999         1998         1997         1996
                                                           ---------   ---------    ---------    ---------    ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
    Operating revenues .................................   $ 226,585   $ 166,363    $ 145,216    $ 129,507    $ 108,313
    Operating expenses and costs:
       Salaries, wages and employee benefits ...........      91,454      70,198       61,297       53,122       45,122
       Operations and maintenance ......................      71,567      42,480       33,401       34,189       31,064
       Operating taxes and licenses ....................       4,248       3,005        2,547        2,160        1,964
       Insurance and claims ............................      14,318       7,987        7,250        6,773        6,422
       Communications and utilities ....................       2,802       2,000        1,469        1,828        1,612
       Depreciation and amortization ...................      26,793      18,592       16,179       13,608       11,839
       Other ...........................................       9,608       6,265        4,113        3,659        4,038
                                                           ---------   ---------    ---------    ---------    ---------
                                                             220,790     150,527      126,256      115,339      102,061
                                                           ---------   ---------    ---------    ---------    ---------
    Operating income ...................................       5,795      15,836       18,960       14,168        6,252
    Other expenses (income):
       Interest expense ................................       5,408       1,655        1,715        1,380          730
       Loss (gain) on disposal of assets ...............         150          (9)         (37)          (2)          (9)
       Other, net ......................................          82         (23)         102         (191)          (4)
                                                           ---------   ---------    ---------    ---------    ---------
                                                               5,640       1,623        1,780        1,187          717
                                                           ---------   ---------    ---------    ---------    ---------
    Income before income taxes .........................         155      14,213       17,180       12,817        5,535

    Income taxes .......................................          61       5,571        6,683        5,078        2,153
                                                           ---------   ---------    ---------    ---------    ---------
    Net Income .........................................   $      94   $   8,642    $  10,497    $   7,093    $   3,382
                                                           =========   =========    =========    =========    =========

    Basic:
       Net income per share ............................   $     .01   $     .93    $    1.12    $    0.84    $    0.36
                                                           =========   =========    =========    =========    =========
       Average shares outstanding ......................       9,254       9,324        9,400        9,356        9,463
                                                           =========   =========    =========    =========    =========
    Diluted:
       Net income per share ............................   $     .01   $     .92     $ 1.11 $         0.83    $    0.35
                                                           =========   =========    =========    =========    =========
       Average shares outstanding ......................       9,260       9,354        9,466        9,485        9,620
                                                           =========   =========    =========    =========    =========
    Cash dividends per share ...........................          --          --           --           --           --
BALANCE SHEET DATA (AT END OF YEAR):
    Current assets .....................................   $  41,739   $  39,449    $  20,459    $  20,292    $  16,825
    Current liabilities ................................      30,357      28,277       21,151       20,762       15,193
    Total assets .......................................     189,919     182,040      119,611      113,518       86,330
    Long-term debt, less current maturities ............      65,660      64,453       19,058       27,057       15,867
    Stockholders' equity ...............................      69,981      70,108       62,734       52,373       44,424

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain items to operating revenues for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                          2000      1999         1998
                                                         ------    ------       ------
Operating revenues...................................     100.0%    100.0%       100.0%
Operating expenses and costs:
    Salaries, wages and employee benefits............      40.4      42.2         42.2
    Operations and maintenance.......................      31.6      25.5         23.0
    Operating taxes and licenses.....................       1.9       1.8          1.8
    Insurance and claims.............................       6.3       4.8          5.0
    Communications and utilities.....................       1.2       1.2          1.0
    Depreciation and amortization....................      11.8      11.2         11.1
    Other............................................       4.2       3.8          2.8
                                                          -----     -----        -----
                                                           97.4      90.5         86.9
                                                          -----     -----        -----
Operating income.....................................       2.6       9.5         13.1
Other expenses (income):
    Interest expense.................................       2.4       1.0          1.2
    Loss on disposal of assets.......................       0.1        --           --
    Other, net.......................................        --        --          0.1
                                                          -----     -----        -----
                                                            2.5       1.0          1.3
                                                          -----     -----        -----
Income before income taxes...........................       0.1       8.5         11.8
Income tax expense...................................        --       3.3          4.6
                                                          -----     -----        -----
Net income...........................................       0.1%      5.2%         7.2%
                                                          =====     =====        =====

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Operating revenues increased 36.2% to $226.6 million in 2000 from $166.4 million in 1999 , resulting from increased business with existing customers, additional business from new customers and the acquisition of CCC Express on November 1, 1999. Average revenue per mile increased to $1.18 in 2000 from $1.13 in 1999. The empty mile factor decreased to 9.16% of paid miles in 2000 from 9.26% of paid miles in 1999. There was a 35.3% increase in the number of shipments to 199,611 in 2000 from 147,484 in 1999. This volume improvement was made possible by an increase of 42.4% in the average number of tractors operated during 1999 from 1,223 to 1,740 during 2000. The net effect of the volume increase and the Company's continuing fleet expansion was a decrease of 8.9% in miles per tractor per week from 2,404 in 1999 to 2,190 in 2000.

         Operating expenses and costs as a percentage of revenues rose to 97.4% in 2000 from 90.5% in 1999. This change resulted primarily from an increase, on a percent of revenue basis, in operations and maintenance cost, insurance and claims cost, depreciation and amortization expense and other expenses. These increases were partially offset by a decrease, on a percent of revenue basis, in salaries, wages and employee benefits. The percentage increase, relative to revenues, in operations and maintenance cost was primarily the result of a an increase of 33.2 cents per gallon in the average cost of fuel in 2000 compared to 1999, combined with a decrease in fuel efficiency to 6.31 average miles per gallon in 2000 from 6.46 in 1999. The increase in insurance and claims cost, as a percentage of revenue and in actual dollars, resulted from an increase in the number of accidents during 2000 compared to 1999. The increase in depreciation and amortization expense, as a percent of revenue, resulted from a decline in tractor utilization from 1999 to 2000, as mentioned above. The increase in other expenses, as a percentage of revenue, resulted primarily from higher recruiting and training costs brought about by a higher driver turnover rate and increased competition for drivers. The percentage decrease, relative to salaries, wages and employee benefits expense for 2000 compared to 1999 was due to the reduction in management and executive incentives for 2000, which are based on the profitability of the Company, the effects of fuel surcharges and the elimination of a substantial portion of drivers' incentives earned during the fourth quarter of 2000 which resulted from a change in the drivers' pay package, except for drivers in the Company's dedicated services division, that eliminated incentive pay and overall, increased mileage based pay by 16%. Because salaries, wages and employee benefits expense consumes a larger portion of revenue than do other expenses, it is affected to a larger extent by the fuel surcharges included in revenue rate increases.

         As a result of the foregoing factors, operating income decreased 63.4% to $5.8 million, or 2.6% of revenue, in 2000 from $15.8 million or, 9.5% of revenues, in 1999.

         Interest expense increased to $5.41 million from $1.65 million in 1999, resulting primarily from a substantial increase in borrowings following the acquisition of CCC Express on November 1, 1999.

         The Company had other expense, net of $83,000 during 2000 compared to other income, net of $23,000 in 1999. This increase in other expense, net was due to a variety of factors, no single one of which accounted for more than half of the increase.

         As a result of the above factors, income before taxes decreased to $155,000, or 0.1% of revenues, in 2000 from $14.2 million, or 8.5% of revenues, in 1999.

         The Company's effective tax rate was 39.2% in 2000 and 1999. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

         As a result of the aforementioned factors, net income decreased to $94,000, or 0.1% of revenues, in 2000 from $8.6 million, or 5.2% of revenues in 1999, representing a decrease in diluted net income per share to $.01 from $.92. The number of shares used in the calculation of diluted net income per share for 2000 and 1999 were 9,260,011 and 9,354,441.

         The principal means of competition in the truckload segment of the industry are service and rates, with rate discounting being particularly intense during economic downturns in order to maintain desired revenue levels. Although the Company competes primarily on the basis of its service provided to its customers rather than rates charged, rate discounting continues to be a factor in obtaining and retaining business. The number of firms competing in the truckload segment of the industry has increased dramatically since the deregulation of the industry in 1980. Also, a depressed economy tends to increase the competitive pressure placed on rate and service from alternative modes of transportation such as less-than-truckload and railroads. The Company's management believes that the truckload segment of the market has reached a certain level of maturity as the market exists currently and that the Company's further growth in the truckload segment of the industry is likely to be attained by increasing its market share rather than through an increase in the overall size of the market.

         The Company experienced higher driver turnover and a reduction in equipment utilization as well as increased insurance costs in the first three quarter of 2000 because of large number of students and inexperienced drivers hired during this period. In order to combat this trend, the Company issued a 16% driver pay increase on October 1, 2000. With this pay increase, the Company eliminated incentive pay from its pay package except for drivers in its dedicated services division. This pay increase was implemented in order to dramatically improve driver recruiting efforts by attracting more experienced drivers than in the past and improve driver retention by offering a more competitive pay package than most other companies in the truckload segment of the industry. This pay raise will increase driver wages by approximately 3% of revenue annually. Management has set goals for recruiting, retention, driver and equipment utilization and claims cost to be achieved in order to recover this additional wage cost. More experienced drivers will also help the Company provide superior customer service.

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

         Operating expenses and costs as a percentage of revenues rose to 90.5% in 1999 from 86.9% in 1998. This change resulted primarily from an increase, on a percent of revenue basis, in operations and maintenance cost, communications and utilities, and other expenses. These increases were partially offset by a decrease, on a percent of revenue basis, in insurance and claims. The percentage increase, relative to revenues, in operations and maintenance cost was primarily the result of an increase of 10 cents per gallon in the average cost of fuel in 1999 compared to 1998, offset by an increase in fuel efficiency to 6.46 average miles per gallon in 1999 from 6.41 in 1998. The increase in communications and utilities expense, as a percentage of revenue and in actual dollars, reflects the usage credits issued with the purchase of Qualcomm units in 1997 being used to reduce rates in 1998. The increase in other expenses, as a percentage of revenue, resulted primarily from higher recruiting costs brought about by a higher driver turnover rate and increased competition for drivers. The percentage decrease, relative to revenues, in insurance and claims expense was due to a decrease in the number and severity of accidents in 1999 compared to 1998.

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

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover most of the increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices increased during 2000 and there can be no assurance when diesel prices will decrease to price levels experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

OPERATIONAL DATA

         The following table sets forth certain operational information for the last three fiscal years:

                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                 2000            1999              1998
                                                                 ----            ----              ----
Total loads moved during the year.........................        199,611         147,484          128,179
Average number of tractors operated during the year.......          1,740           1,223            1,058
Number of tractors operated at year end...................          1,738           1,713            1,132
Number of trailers operated at year end...................          3,400           3,524            2,004
Total tractor miles during the year.......................    220,210,709     169,587,327      148,590,937

LIQUIDITY AND CAPITAL RESOURCES

         On April 28, 2000, the Company signed a new senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. The Company repaid all amounts due under the General Line of Credit in the amount of $36.1 million and subsequently terminated the General Line of Credit. Bank of America, N.A. is the agent bank and SunTrust Bank and Firstar Bank, N.A. are participants in the Senior Credit Facility. As of December 31, 2000, approximately $23.9 million was available under the Senior Credit Facility. This credit facility matures on April 28, 2005, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus 1/2% or LIBOR plus a certain percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the credit facility for the year ending December 31, 2000 was 7.92%. A quarterly commitment fee is payable on the unused credit line and bears a rate which is determined based on the Company's attainment of certain financial ratios. As of December 31, 2000 the rate was 1/5%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment. See Note 5 to the Financial Statements.

         The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's General Line of Credit or Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has generally met its working capital needs with cash flows from operations and occasionally with borrowings under the General Line of Credit or Senior Credit Facility. The Company has relied significantly on the General Line of Credit or Senior Credit Facility to meet working capital requirements since the acquisition of the assets of CCC Express. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $29.2 million for 2000 and $13.6 million for 1999.

         The Company is a party to a lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997, to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended on October 12, 1999 to provide for available borrowings of up to $6,000,000 available during the remainder of 1999 and until October 12, 2000. Each capital lease under this lease commitment has a repayment period of either 36 or 42 months. As of December 31, 2000, capital leases in the aggregate principal amount of $20.5 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of

5.75% per annum. During 2000, the Company entered into capital leases under this facility in the amount of $3.1 million.

         As of December 31, 2000, capital leases in the aggregate principal amount of $4.6 million were outstanding under a prior lease commitment with an average interest rate of 5.26% per annum.

         On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A was amended on November 7, 2000 to provide for a maximum borrowing amount of approximately $16.5 million. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of December 31, 2000, $8.3 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of December 31, 2000, capital leases in the aggregate principal amount of $8.2 million were outstanding under this lease commitment with an average interest rate of 6.63% per annum. During, 2000, the Company entered into capital leases under this lease commitment in the amount of $9.1 million.

         On January 31, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment B"), dated January 31, 2000, to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment B was amended on October 18, 2000 to provide for a maximum borrowing amount of approximately $19.6 million. Each capital lease will have a repayment period of either 36 or 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of December 31, 2000, $12.0 million remained available under the 2000 Equipment TRAC Lease Commitment
B. The interest rate on the capital leases under this lease commitment fluctuates in relation to the one year LIBOR as published in The Wall Street Journal and is fixed upon execution of a lease. As of December 31, 2000, capital leases in the aggregate principal amount of $7.6 million were outstanding under this lease commitment with an average interest rate of 6.58% per annum. During 2000, the Company entered into capital leases under this lease commitment in the amount of $8.3 million.

         As of December 31, 2000, the Company had debt obligations of approximately $78.5 million, including amounts borrowed under the facilities described above, of which approximately $12.9 million were current obligations. During 2000, the Company made borrowings under the facilities described above of $89.6 million, while retiring $106.9 million in debt. The retired debt had an average interest rate of approximately 6.98%.

         During the years 2001 and 2002, the Company plans to make approximately $99.9 million in capital expenditures. At December 31, 2000, USA Truck was committed to spend $41.0 million of this amount for revenue equipment in 2001, and $52.7 million of this amount is currently budgeted for revenue equipment in 2002. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

         The Senior Credit Facility, the Equipment TRAC Lease Commitment A, the Equipment TRAC Lease Commitment B equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2001. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, equipment leases, the Senior Credit Facility, the Equipment TRAC Lease Commitment A, the Equipment TRAC Lease Commitment Board for the foreseeable future.

         On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board and President of the Company. This new authorization became effective in September 1998 upon the expiration of the Company's existing stock repurchase program. On May 5, 1999, the Board of Directors authorized the retirement of 100,000 shares of treasury stock that had been purchased at an aggregate cost of $.9 million. On May 3, 2000, the Board of Directors authorized the retirement of 106,733 shares of treasury stock that had been purchased at an aggregate cost of $.9 million. As of December 31, 2000, the Company had purchased 289,800 shares pursuant to this new authorization at an aggregate purchase price of $2,475,000. In addition, as of December 31, 2000, 23,232 of the remaining 131,600 repurchased shares had been resold under the Company's Employee Stock Purchase Plan. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility.

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

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement has been amended by SFAS No. 137 and is effective for all quarters of fiscal years beginning after June 15, 2000. It establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company is currently evaluating the requirements of SFAS No. 133 and does not anticipate that the adoption will have a material effect on earnings or the financial position of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's Senior Credit Facility provides for borrowings which bear interest at variable rates based on either a prime rate, federal funds rate plus 1/2% or LIBOR plus a certain percentage which is determined based on the Company's attainment of certain financial ratios. At December 31, 2000, the Company had $34.9 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
Report of Ernst & Young LLP, Independent Auditors ......................................................     18

Balance Sheets as of December 31, 2000 and 1999.........................................................     19

Statements of Income for the years ended December 31, 2000, 1999 and 1998...............................     20

Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.................     21

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...........................     22

Notes to Financial Statements...........................................................................     23

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
USA Truck, Inc.

We have audited the accompanying balance sheets of USA Truck, Inc. as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                            ERNST & YOUNG LLP


Little Rock, Arkansas
January 19, 2001

                                 USA TRUCK, INC.


                                 BALANCE SHEETS

                                                                                December 31,
                                                                      ------------------------------
                                                                          2000              1999
                                                                      -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents .....................................   $   1,674,730    $   2,145,707
    Receivables (Note 5):
      Trade, less allowance for doubtful accounts of
        $303,203 in 2000 and $269,150 in 1999 .....................      30,019,565       26,649,235
      Other .......................................................       3,853,642        5,509,866
    Inventories ...................................................         382,639          301,907
    Deferred income taxes (Note 7) ................................       1,607,633        1,208,413
    Prepaid expenses and other current assets (Note 3) ............       4,200,618        3,634,056
                                                                      -------------    -------------
Total current assets ..............................................      41,738,827       39,449,184

Property and equipment (Notes 5 and 6):
    Land and structures ...........................................      18,519,687       16,798,699
    Revenue equipment .............................................     170,109,906      155,546,718
    Service, office and other equipment ...........................      14,517,040       13,665,713
                                                                      -------------    -------------
                                                                        203,146,633      186,011,130
    Accumulated depreciation and amortization .....................     (55,417,751)     (43,873,074)
                                                                      -------------    -------------
                                                                        147,728,882      142,138,056

Other assets ......................................................         451,115          452,448
                                                                      -------------    -------------
Total assets ......................................................   $ 189,918,824    $ 182,039,688
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank drafts payable ...........................................   $   1,487,086    $   1,116,485
    Trade accounts payable ........................................       5,870,192        5,139,164
    Accrued expenses (Note 4) .....................................      10,131,717       11,065,604
    Current maturities of long-term debt (Note 5) .................      12,867,611       10,956,533
                                                                      -------------    -------------
Total current liabilities .........................................      30,356,606       28,277,285

Long-term debt, less current maturities (Notes 5 and 6) ...........      65,660,268       64,452,648
Deferred income taxes (Note 7) ....................................      21,111,025       17,008,364
Insurance and claims accruals .....................................       2,810,214        2,192,714

Commitments and contingencies (Notes 6 and 12)

Stockholders' equity (Notes 5 and 9):
    Preferred Stock, $.01 par value; 1,000,000 shares
      authorized; none issued .....................................              --               --
    Common Stock, $.01 par value; 16,000,000 shares
      authorized; issued 9,282,889 shares in 2000
      and 9,387,041 shares in 1999 ................................          92,829           93,870
    Additional paid-in capital ....................................      11,318,279       12,271,685
    Retained earnings .............................................      58,934,889       58,840,827
    Less treasury stock, at cost (59,835 shares in 2000 and
      122,011 shares in 1999) .....................................        (365,286)      (1,098,206)
                                                                      -------------    -------------
Total stockholders' equity ........................................      69,980,711       70,108,176
                                                                      -------------    -------------
Total liabilities and stockholders' equity ........................   $ 189,918,824    $ 182,039,688
                                                                      =============    =============


See accompanying notes.

                                 USA TRUCK, INC.


                              STATEMENTS OF INCOME


                                                                     Year Ended December 31,
                                                          -----------------------------------------------
                                                              2000              1999            1998
                                                          -------------    -------------    -------------
Operating revenues ....................................   $ 226,585,437    $ 166,363,356    $ 145,216,121

Operating expenses and costs:
    Salaries, wages and employee benefits (Note 8) ....      91,453,590       70,197,581       61,296,860
    Operations and maintenance ........................      71,567,226       42,480,525       33,400,982
    Operating taxes and licenses ......................       4,248,497        3,005,166        2,547,449
    Insurance and claims ..............................      14,318,596        7,987,208        7,249,853
    Communications and utilities ......................       2,802,007        1,999,548        1,468,485
    Depreciation and amortization .....................      26,792,923       18,591,780       16,179,143
    Other .............................................       9,607,679        6,264,876        4,113,158
                                                          -------------    -------------    -------------
                                                            220,790,518      150,526,684      126,255,930
                                                          -------------    -------------    -------------
Operating income ......................................       5,794,919       15,836,672       18,960,191

Other expenses (income):
    Interest expense ..................................       5,407,723        1,655,558        1,714,662
    Loss (gain) on disposal of assets .................         149,788           (9,297)         (37,088)
    Other, net ........................................          82,702          (22,588)         102,340
                                                          -------------    -------------    -------------
                                                              5,640,213        1,623,673        1,779,914
                                                          -------------    -------------    -------------
Income before income taxes ............................         154,706       14,212,999       17,180,277

Income tax (benefit) expense (Note 7):
    Current ...........................................      (3,642,795)       2,774,219        3,366,164
    Deferred ..........................................       3,703,440        2,797,278        3,316,964
                                                          -------------    -------------    -------------
                                                                 60,645        5,571,497        6,683,128
                                                          -------------    -------------    -------------
Net income ............................................   $      94,061    $   8,641,502    $  10,497,149
                                                          =============    =============    =============

Net income per share (Notes 9 and 10):
    Basic earnings per share ..........................   $        0.01    $        0.93    $        1.12
                                                          =============    =============    =============

    Diluted earnings per share ........................   $        0.01    $        0.92    $        1.11
                                                          =============    =============    =============


See accompanying notes.

                                 USA TRUCK, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              ADDITIONAL
                                               COMMON          PAID-IN        RETAINED      TREASURY
                                               STOCK           CAPITAL        EARNINGS        STOCK           TOTAL
                                            ------------    ------------    ------------   ------------    ------------
Balance at January 1, 1998 ..............   $     93,749    $ 12,577,336    $ 39,702,176   $         --    $ 52,373,261
    Exercise of stock options, net
      (Note 10) .........................            622         290,941              --             --         291,563
    Tax benefit of stock options
      (Note 7) ..........................             --          53,065              --             --          53,065
    Purchases of 54,750 shares of
       common stock into treasury .......             --              --              --       (585,962)       (585,962)
    Sale of 7,961 shares of treasury
       stock to employee stock
       purchase plan ....................             --              --              --        104,987         104,987
    Net income for 1998 .................             --              --      10,497,149             --      10,497,149
                                            ------------    ------------    ------------   ------------    ------------
Balance at December 31, 1998 ............         94,371      12,921,342      50,199,325       (480,975)     62,734,063
    Exercise of stock options, net
      (Note 10) .........................            499         278,219              --             --         278,718
    Purchase of 186,600 shares of
      common stock into treasury ........             --              --              --     (1,662,883)     (1,662,883)
    Sale of 11,379 shares of treasury
       stock to employee stock purchase
       plan .............................             --              --              --        116,776         116,776
    Retirement of 100,000 shares
       out of treasury stock ............         (1,000)       (927,876)             --        928,876              --
    Net income for 1999 .................             --              --       8,641,502             --       8,641,502
                                            ------------    ------------    ------------   ------------    ------------
Balance at December 31, 1999 ............         93,870      12,271,685      58,840,827     (1,098,206)     70,108,176
    Exercise of stock options, net
      (Note 10) .........................             26             (21)             --             --               5
    Purchase of 58,200 shares of
       common stock into treasury .......             --              --              --       (350,344)       (350,344)
    Transfer of 13,643 shares of treasury
       Stock to Employee Stock Purchase               --              --              --        128,813         128,813
       Plan .............................
    Retirement of 106,733 shares
       out of  treasury stock ...........         (1,067)       (953,384)             --        954,451              --
    Net income for 2000 .................             --              --          94,061             --          94,061

                                            ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2000 ............   $     92,829    $ 11,318,280    $ 58,934,888   $   (365,286)   $ 69,980,711
                                            ============    ============    ============   ============    ============


See accompanying notes.

                                 USA TRUCK, INC.


                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                     --------------------------------------------
                                                                         2000           1999             1998
                                                                     ------------    ------------    ------------
OPERATING ACTIVITIES
Net income .......................................................   $     94,061    $  8,641,502    $ 10,497,149
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..............................     26,792,923      18,591,780      16,179,143
      Provision for doubtful accounts ............................         82,200         121,900          30,000
      Deferred income taxes ......................................      3,703,441       2,797,278       3,316,964
      Gain on disposal of assets .................................        149,788          (9,297)        (37,088)
      Changes in operating assets and liabilities:
         Receivables .............................................     (1,796,306)    (17,186,596)     (1,363,041)
         Inventories, prepaid expenses and other
           current assets ........................................       (647,294)       (609,527)     (1,103,891)
         Bank drafts payable, trade accounts payable and
           accrued expenses ......................................        167,742       1,103,205         539,981
         Insurance and claims accruals - long-term ...............        617,500         100,100         408,000
                                                                     ------------    ------------    ------------
Net cash provided by operating activities ........................     29,164,055      13,550,345      28,467,217

INVESTING ACTIVITIES
Purchases of property and equipment ..............................    (27,011,263)    (29,492,589)    (21,731,600)
Purchase of CCC Express, Inc. ....................................             --     (22,891,055)             --
Proceeds from sale of equipment ..................................     14,898,989       9,651,337       6,395,382
Proceeds from sale of investments ................................             --         968,196              --
Decrease (increase) in other assets ..............................          1,333        (153,165)         31,150
                                                                     ------------    ------------    ------------
Net cash used by investing activities ............................    (12,110,941)    (41,917,276)    (15,305,068)


FINANCING ACTIVITIES
Borrowings under long-term debt ..................................     89,606,979      55,685,310      14,325,000
Proceeds from the exercise of stock options ......................              5         278,718         291,563
Proceeds from sale of treasury stock .............................        128,813         116,776         104,987
Refund of security deposits ......................................             --       1,745,478              --
Payments to repurchase common stock ..............................       (350,344)     (1,662,883)       (585,962)
Principal payments on long-term debt .............................    (93,689,979)    (19,595,310)    (22,800,000)
Principal payments on capitalized lease obligations ..............    (13,219,565)     (7,835,094)     (6,385,405)
                                                                     ------------    ------------    ------------
Net cash (used by) provided by financing activities ..............    (17,524,091)     28,732,995     (15,049,817)
                                                                     ------------    ------------    ------------

(Decrease) increase in cash and cash equivalents .................       (470,977)        366,064      (1,887,668)
Cash and cash equivalents:
    Beginning of year ............................................      2,145,707       1,779,643       3,667,311
                                                                     ------------    ------------    ------------
    End of year ..................................................   $  1,674,730    $  2,145,707    $  1,779,643
                                                                     ============    ============    ============


See accompanying notes.

                                 USA TRUCK, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


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

One customer represented approximately 8% and 7% of net trade receivables as of December 31, 2000 and 1999, respectively. The same customer represented approximately 6% and 6% of revenues for the years ended December 31, 2000 and 1999, respectively.

INVENTORIES

Inventories consist primarily of tires, fuel and supplies and are stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method using the following estimated useful lives: structures - 5 to 39.5 years; revenue equipment - 3 to 10 years; and service, office and other equipment - 3 to 20 years. Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

                                 USA TRUCK, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

During 2000, the Company made certain changes in the estimated lives and salvage values of certain revenue equipment to better reflect the Company's experience as to service lives and resale values of that revenue equipment. Effective June 1, 2000, the Company changed the estimated lives and salvage values of its trailers. This change decreased depreciation expense and increased net income by approximately $563,500 during 2000. Effective October 1, 2000, the Company changed the salvage values of certain types of its tractors. This change increased depreciation expense and decrease net income by approximately $200,000 during 2000.

CLAIMS LIABILITIES

The Company is self-insured up to certain limits for bodily injury, property damage, workers' compensation, and cargo loss and damage claims. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. In 2000 the Company was self-insured up to $1,000,000 per occurrence for bodily injury and property damage, up to $500,000 for workers' compensation claims, and up to $100,000 per occurrence for cargo loss and damage claims. These self-insurance arrangements are secured by $1,210,000 in letters of credit.

The workers' compensation self-insurance is secured by $100,000 in certificates of deposit maturing during 2001. The certificates of deposit are included in other assets on the balance sheet as of December 31, 2000 and 1999.

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

                                 USA TRUCK, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. Total advertising costs for the period ended December 31, 2000, 1999 and 1998 were $1,770,000, $1,628,000, and $1,416,000 respectively.

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

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement has been amended by SFAS No. 137 and is effective for all quarters of fiscal years beginning after June 15, 2000. It establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company is currently evaluating the requirements of SFAS No. 133 and does not anticipate that the adoption will have a material effect on earnings or the financial position of the Company.

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

                                 USA TRUCK, INC.

2.  ACQUISITION (CONTINUED)

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

                                                                 December 31,
                                                          --------------------------
                                                              1999          1998
                                                          ------------  ------------
Operating revenues ....................................   $222,089,793  $211,937,321
Net Income ............................................      6,127,054     9,074,624
Basic earnings per share ..............................   $        .66  $        .97
Diluted earnings per share ............................   $        .65  $        .96

3.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                                  December 31,
                                                             -----------------------
                                                                2000        1999
                                                             ----------   ----------
Prepaid licenses and taxes ............................      $1,484,736   $1,381,345
Prepaid insurance .....................................       1,938,554    2,039,749
Other .................................................         777,328      212,962
                                                             ----------   ----------
                                                             $4,200,618   $3,634,056
                                                             ==========   ==========

4.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                  December 31,
                                                           -------------------------
                                                               2000         1999
                                                           ----------    -----------
Salaries, wages, bonuses and employee benefits .........   $ 2,471,160   $ 4,352,233
Insurance and claims accruals ..........................     5,032,871     3,585,366
Other ..................................................     2,627,686     3,128,005
                                                           -----------   -----------
                                                           $10,131,717   $11,065,604
                                                           ===========   ===========

                                 USA TRUCK, INC.

5.  LONG-TERM DEBT

 Long-term debt consists of the following:


                                                                     December 31,
                                                           ---------------------------
                                                               2000            1999
                                                           ----------       ----------
Revolving credit agreement(1) ..........................   $ 34,907,000    $ 38,990,000
Capitalized lease obligations(2) .......................     43,620,879      36,419,181
                                                           ------------    ------------
                                                             78,527,879      75,409,181
Less current maturities ................................    (12,867,611)    (10,956,533)
                                                           ------------    ------------
                                                           $ 65,660,268    $ 64,452,648
                                                           ============    ============

    (1) The Company's revolving credit agreement (the "Senior Credit Facility"), effective April 28, 2000, provides for available borrowings of $60,000,000, including letters of credit not exceeding $5,000,000. The Senior Credit Facility matures on April 28, 2005, prior to which time, subject to certain conditions, the remaining balance may be converted at any time at the Company's option to a term loan requiring forty-eight equal monthly principal payments plus interest. The credit facility bears variable interest based on the lenders prime rate, or federal funds rate plus 1/2% or LIBOR plus a certain percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the credit facility for the year ending December 31, 2000 was 7.58%. A quarterly commitment fee of 1/5% per annum is payable on the unused credit line. The Senior Credit Facility is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has outstanding letters of credit of approximately $1,210,000 at December 31, 2000.

         The Senior Credit Facility requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $65,846,000 at December 31, 2000. The Company was in compliance with these covenants at December 31, 2000. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Line of Credit approximates its fair value since the interest rate is variable.

     (2) The leases extend through February 2004 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 4.50% to 11.56% at December 31, 2000. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

The Company made interest payments of approximately $5,378,000, $1,490,000 and $1,699,000 during 2000, 1999 and 1998, respectively. The Company capitalized approximately $12,500 and $6,800 in interest as a result of construction during 2000 and 1998, respectively.

                                 USA TRUCK, INC.

6.  LEASES AND COMMITMENTS

Capital lease obligations of $20,421,263, $21,908,219 and $6,763,522 were incurred during the years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000, the future minimum payments under capitalized leases with initial terms of one year or more were $15,146,492 for 2001, $13,481,486 for 2002, $17,760,502 for 2003 and $1,349,203 for 2004. The present value of net minimum lease payments was $43,620,879, which includes the current portion of the capital leases of $12,867,611 and excludes amounts representing interest of $4,116,805.

At December 31, 2000, property and equipment included capitalized leases, which had capitalized costs of $58,048,308, accumulated amortization of $14,081,766 and a net book value of $43,966,542. At December 31, 1999 property and equipment included capitalized leases, which had capitalized costs of $45,526,083, accumulated amortization of $7,944,872 and a net book value of $37,581,211. Amortization of leased assets is included in depreciation and amortization expense.

Commitments to purchase revenue equipment, which are cancelable by the Company if certain conditions are met, aggregated approximately $37,974,000 at December 31, 2000.

7.  FEDERAL AND STATE INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                                   December 31,
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
Noncurrent deferred tax liabilities:
    Tax over book depreciation .........................   $ 21,433,405    $ 16,904,280
    Capitalized leases .................................        338,222         104,084
                                                           ------------    ------------
Total noncurrent deferred tax liabilities ..............     21,771,627      17,008,364
Noncurrent deferred tax assets:
    Alternative minimum tax credits ....................       (263,838)             --
    Net operating losses ...............................       (396,764)             --
                                                           ------------    ------------
Total noncurrent deferred tax assets ...................       (660,602)             --
                                                           ------------    ------------
Net current deferred tax liabilities ...................   $ 21,111,025    $ 17,008,364
                                                           ============    ============
Current deferred tax assets:
    Revenue recognition ................................   $    (42,661)   $    (89,392)
    Accrued expenses not deductible until paid .........     (3,033,282)     (2,389,894)
    Allowance for doubtful accounts ....................       (115,323)        (99,166)
                                                           ------------    ------------
Total current deferred tax assets ......................     (3,191,266)     (2,578,452)

Current deferred tax liabilities:
    Prepaid expenses deductible when paid ..............      1,583,633       1,370,039
                                                           ------------    ------------
Net current deferred tax assets ........................   $ (1,607,633)   $ (1,208,413)
                                                           ============    ============

                                 USA TRUCK, INC.

7.  FEDERAL AND STATE INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:

                                                                 Year Ended December 31,
                                                     -------------------------------------------
                                                         2000            1999           1998
                                                     -----------      -----------    -----------
Current
Federal .........................................    $(3,642,796)     $ 2,406,997    $ 2,812,318
State ...........................................             --          367,222        553,846
                                                     -----------      -----------    -----------

Total current ...................................     (3,642,796)       2,774,219      3,366,164

Deferred
Federal .........................................      3,152,732        2,350,248      2,883,617
State ...........................................        550,709          447,030        433,347
                                                     -----------      -----------    -----------
Total deferred ..................................      3,703,441        2,797,278      3,316,964
                                                     -----------      -----------    -----------
Total income tax expense ........................    $    60,645      $ 5,571,497    $ 6,683,128
                                                     ===========      ===========    ===========

During 2000, 1999 and 1998, the Company made income tax payments of approximately $66,250, $3,105,300, and $3,484,000, respectively.

During 1998, the Company recognized a tax benefit of $53,065 related to stock options. This amount was added to additional paid-in capital.

In 2000, the Company generated $396,742 in a state net operating loss carry forward, which will expire in 2020. The Company also generated alternative minimum tax credits of $263,838. These credits have no expiration date.

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

                                                                Year Ended December 31,
                                                     -------------------------------------------
                                                         2000            1999           1998
                                                     -----------     -----------     -----------
Income tax at 34% statutory federal rate .........   $    52,600     $ 4,832,420     $ 5,841,294
Federal income tax effects of:
    State income taxes ...........................        (7,224)       (276,846)       (336,172)
    Nondeductible expenses .......................        75,038          58,846          98,131
    Other ........................................       (81,017)        142,825          92,682
                                                     -----------     -----------     -----------
    Federal income taxes .........................        39,397       4,757,245       5,695,935
State income taxes ...............................        21,248         814,252         987,193
                                                     -----------     -----------     -----------
Total income tax expense .........................   $    60,645     $ 5,571,497     $ 6,683,128
                                                     ===========     ===========     ===========

Effective tax rate ...............................          39.2%           39.2%           38.9%
                                                     ===========     ===========     ===========

                                 USA TRUCK, INC.

8.  EMPLOYEE BENEFIT PLANS

The Company sponsors the USA Truck, Inc. Employees' Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code, that covers substantially all employees. Employees can contribute up to 15% of their compensation, with the Company matching 50% of the first 4% of compensation contributed by each employee. Company matching contributions were approximately $788,400, $634,000 and $652,000 for 2000, 1999 and 1998, respectively.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Year Ended December 31,
                                                    ---------------------------------------
                                                       2000          1999          1998
                                                    -----------   -----------   -----------
Numerator:
   Net Income ...................................   $    94,061   $ 8,641,502   $10,497,149

Denominator:
   Denominator for basic earnings per
     share - weighted average shares ............     9,253,843     9,324,037     9,399,727

   Effect of dilutive securities:
     Employee stock options .....................         6,201        30,404        66,244
                                                    -----------   -----------   -----------

   Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions .............     9,260,011     9,354,441     9,465,971
                                                    ===========   ===========   ===========

Basic earnings per share ........................   $       .01   $       .93   $      1.12
                                                    ===========   ===========   ===========

Diluted earnings per share ......................   $       .01   $       .92   $      1.11
                                                    ===========   ===========   ===========

Anti-dilutive employee stock options ............        79,600        94,600            --
                                                    ===========   ===========   ===========

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

                                 USA TRUCK, INC.

10.  COMMON STOCK TRANSACTIONS (CONTINUED)

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                            2000                       1999                       1998
                                 -------------------------  --------------------------  -------------------------
                                          WEIGHTED-AVERAGE            Weighted-Average           Weighted-Average
                                 OPTIONS   EXERCISE PRICE   Options    Exercise Price   Options   Exercise Price
                                 -------  ----------------  -------   ----------------  -------  ----------------
Outstanding-beginning
  of year ....................    258,200    $   8.09       323,200       $   7.72       356,400     $   6.90
Granted ......................    185,000        5.49            --             --        46,000        11.59
Exercised ....................    (32,000)       6.25       (65,000)      $   6.25       (79,200)        6.30
Canceled .....................    (10,000)       6.96            --             --            --           --
Expired ......................    (20,600)      11.53            --             --            --           --
                                 --------    --------      --------       --------      --------     --------
Outstanding-end of year ......    380,600    $   6.85       258,200       $   8.09       323,200     $   7.72
                                 ========    ========      ========       ========      ========     ========

Exercisable at end of year ...    104,800    $   8.10        95,600       $   7.85       103,000     $   6.46

Exercise prices for options outstanding as of December 31, 2000 ranged from $5.44 to $13.00. The weighted-average fair value of options granted during 2000 and 1998 were $2.33 and $4.30. No options were granted during 1999. The weighted-average remaining contractual life of these options is 3.59 years.

No options were exercised for cash in 2000. In 1999 and 1998, 44,595 and 45,240 options, respectively, were exercised for cash. In 2000, 1999 and 1998 additional options of 30,200, 20,405 and 33,960 respectively, were exercised by the exchange of 29,419, 15,056 and 16,971 shares of stock respectively, (with a market value equal to the exercise price of the options). The exchanged shares were then canceled.

Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's pro forma net income would have been $20,808, $8,603,394 and $10,431,143, pro forma basic earnings per share would have been $.00, $.92 and $.1.11, and pro forma diluted earnings per share would have been $.00, $.92 and $1.10, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 2000: dividend yield of 0%; expected volatility of 0.336%; risk-free interest rates range from 5.77% to 5.92% and expected lives range from 3 to 7 years. The following weighted-average assumptions were used for grants in 1999: dividend yield of 0%; expected volatility of 0.292%; risk-free interest rates range from 4.29% to 5.44% and expected lives range from 3 to 5 years. The following weighted-average assumptions were used for grants in 1998: dividend yield of 0%; expected volatility of 0.457%; risk-free interest rates range from 4.29% to 5.44% and expected lives range from 3 to 5 years.

                                 USA TRUCK, INC.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2000 and 1999:

                                                                          2000
                                                                   THREE MONTHS ENDED
                                                 ------------------------------------------------------
                                                   MARCH 31,     JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                 -----------   -----------  -------------  ------------
Operating revenues ...........................   $55,144,425   $58,348,467  $  55,532,933  $ 57,559,612
Operating expenses and costs .................    54,344,363    54,871,633     53,434,653    58,139,869
                                                 -----------   -----------  -------------  ------------
Operating income .............................       800,062     3,476,834      2,098,280      (580,257)
Other expenses, net ..........................     1,451,235     1,533,420      1,255,588     1,399,970
                                                 -----------   -----------  -------------  ------------
(Loss) income before income taxes ............      (651,173)    1,943,414        842,692    (1,980,227)
Income tax (benefit) expense .................      (256,788)      763,347        330,335      (776,249)
                                                 -----------   -----------  -------------  ------------
Net (Loss) income ............................   $  (394,385)  $ 1,180,067  $     512,357  $ (1,203,978)
                                                 ===========   ===========  =============  ============
Average shares outstanding (basic) ...........     9,266,229     9,297,761      9,257,973     9,222,264
                                                 ===========   ===========  =============  ============
Basic (loss) earnings per share ..............   $      (.04)  $       .13  $         .06  $       (.13)
                                                 ===========   ===========  =============  ============

Average shares outstanding (diluted) .........     9,288,976     9,302,194      9,264,116     9,228,370
                                                 ===========   ===========  =============  ============
Diluted (loss) earnings per share ............   $      (.04)  $       .13  $         .06  $       (.13)
                                                 ===========   ===========  =============  ============

                                                                          1999
                                                                   Three Months Ended
                                                 ------------------------------------------------------
                                                   March 31,     June 30,   September 30,  December 31,
                                                 -----------   -----------  -------------  ------------
Operating revenues ...........................   $36,199,447   $38,117,504  $  40,416,850  $ 51,629,555
Operating expenses and costs .................    32,063,006    33,830,877     37,330,310    47,302,491
                                                 -----------   -----------  -------------  ------------
Operating income .............................     4,136,441     4,286,627      3,086,540     4,327,064
Other expenses, net ..........................       313,880       282,016        308,597       719,180
                                                 -----------   -----------  -------------  ------------
Income before income taxes ...................     3,822,561     4,004,611      2,777,943     3,607,884
Income taxes .................................     1,498,444     1,569,808      1,088,954     1,414,291
                                                 -----------   -----------  -------------  ------------
Net income ...................................   $ 2,324,117   $ 2,434,803  $   1,688,989  $  2,193,593
                                                 ===========   ===========  =============  ============
Average shares outstanding (basic) ...........     9,392,817     9,373,109      9,298,377     9,257,361
                                                 ===========   ===========  =============  ============
Basic earnings per share .....................   $       .25   $       .26  $         .18  $        .24
                                                 ===========   ===========  =============  ============
Average shares outstanding (diluted) .........     9,452,481     9,410,750      9,335,972     9,287,601
                                                 ===========   ===========  =============  ============
Diluted earnings per share ...................   $       .25   $       .26  $         .18  $        .24
                                                 ===========   ===========  =============  ============

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Compliance" in the Company's proxy statement for the annual meeting of stockholders to be held on May 2, 2001, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in the Company's proxy statement for the annual meeting of stockholders to be held on May 2, 2001, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Outstanding Stock and Voting Rights" and "Election of Directors" in the Company's proxy statement for the annual meeting of stockholders to be held on May 2, 2001, set forth certain information with respect to the ownership of the Company's voting securities and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" in the Company's proxy statement for the annual meeting of stockholders to be held on May 2, 2001, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

   1.  Financial statements.

   The following financial statements of the Company are included in Part II,
Item 8 of this report:

                                                                                                          PAGE
                                                                                                          ----
     Balance Sheets as of December 31, 2000 and 1999.................................................      19
     Statements of Income for the years ended December 31, 2000, 1999 and 1998.......................      20
     Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.........      21
     Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...................      22
     Notes to Financial Statements...................................................................      23

   2.  The following financial statement schedule of the Company is included in Item 14(d):

     Schedule II  - Valuation and Qualifying Accounts................................................      40

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

        EXHIBIT                                                                                   SEQUENTIALLY
        NUMBER                                        EXHIBIT                                     NUMBERED PAGE
        ------                                        -------                                     -------------
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

          4.9            Eighth Amendment to Fourth Amended and Restated
                         Revolving Credit Agreement dated October 28, 1999, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1999).

        EXHIBIT                                                                                   SEQUENTIALLY
        NUMBER                                        EXHIBIT                                     NUMBERED PAGE
        ------                                        -------                                     -------------
         4.10            Eighth Amended and Restated Revolving Note of the
                         Company dated October 28, 1999, in the maximum
                         principal amount of $35,000,000 payable to Deposit
                         Guaranty National Bank, executed in connection with the
                         credit facility filed as Exhibit 4.9 (incorporated by
                         reference to Exhibit 4.10 to the Company's annual
                         report on Form 10-K for the year ended December 31,
                         1999).

         4.11            Ninth Amendment to Fourth Amended and Restated
                         Revolving Credit Agreement dated December 15, 1999, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.11 to the Company's annual report on Form 10-K for the year ended December 31, 1999).

         4.12            Ninth Amended and Restated Revolving Note of the
                         Company dated December 15, 1999, in the maximum principal amount of $40,000,000 payable to Deposit
                         Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.11 (incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K for the year ended December 31,
                         1999).

         4.13 TRAC Lease Commitment Agreement dated January 24, 1996, between the Company and Fleet Credit Corporation, as Lender. (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1995).

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

         4.17            Second Amendment dated December 30, 1998, to the
                         Equipment TRAC Lease Commitment Agreement dated October
                         25, 1999 between the Company and Banc One Leasing
                         Corporation, as Lender (incorporated by reference to Exhibit 4.17 to the Company's annual report on Form
                         10-K for the year ended December 31, 1999).

        EXHIBIT                                                                                   SEQUENTIALLY
        NUMBER                                        EXHIBIT                                     NUMBERED PAGE
        ------                                        -------                                     -------------
         4.18            TRAC Lease Commitment Agreement dated January 6, 2000
                         between the Company and SunTrust Leasing Corporation,
                         as Lessor (incorporated by reference to Exhibit 10.1 to
                         the Company's quarterly report on Form 10-Q for the
                         quarter ended March 31, 2000).

         4.19 TRAC Lease Commitment Agreement dated January 11, 2000 and accepted January 12, 2000, between the Company and First Union Commercial Corporation, as Lessor
                         (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

         4.20            Senior Credit Facility Commitment Letter dated April
                         11, 2000, between the Company and Bank of America,
                         N.A., SunTrust Bank, and Mercantile Bank, N.A.
                         collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

         4.21 Senior Credit Facility Summary of Terms and Conditions dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Mercantile Bank, N.A.
                         collectively as the Lenders (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

         4.22*           First Union Commercial Corporation Commitment Letter                           46
                         dated October 17, 2000, for the First Amendment to the
                         Equipment TRAC Lease Agreement between the Company and
                         First Union Commercial Corporation, as Lessor.

         4.23*           Proposal Exhibit (No. 1) dated October 17, 2000, to the                        48
                         Equipment TRAC Lease Agreement between the Company and
                         First Union Commercial Corporation, as Lessor.

         4.24*           SunTrust Leasing Corporation Commitment Letter dated                           50
                         November 3, 2000, and accepted November 7, 2000, for
                         the First Amendment to the Equipment TRAC Lease
                         Agreement between the Company and SunTrust Leasing
                         Corporation, as Lessor.

         4.25*           Lease Proposal dated November 3, 2000, and accepted                            51
                         November 7, 2000, to the Equipment TRAC Lease Agreement
                         between the Company and SunTrust Leasing Corporation,
                         as Lessor.

         4.26 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange
                         Commission upon request.

         10.1 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.6 to the Form S-1).

         10.2            Nonqualified Stock Option Plan for Nonemployee
                         Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1) terminated in January
                         1997, except with respect to outstanding options.

        EXHIBIT                                                                                   SEQUENTIALLY
        NUMBER                                        EXHIBIT                                     NUMBERED PAGE
        ------                                        -------                                     -------------
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

          21             The Company has no significant subsidiaries.

          23 *         Consent of Ernst & Young LLP, Independent Auditors.                              54

----------
* Filed herewith.


Management Compensatory Plans:

   -Employee Stock Option Plan (Exhibit 10.1)
   -Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.2) -Incentive Compensation Plan (Exhibit 10.3)
   -1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.4)

(b)  REPORTS ON FORM 8-K:

   Current report on Form 8-K as filed on November 15, 1999.

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 USA TRUCK, INC.


               COLUMN A                               COLUMN B       COLUMN C       COLUMN D      COLUMN E
               --------                               ----------    -----------    ----------    ---------
                                                      BALANCE AT      CHARGED                     BALANCE
                                                      BEGINNING     TO COST AND    DEDUCTIONS       END
              DESCRIPTION                             OF PERIOD       EXPENSES      -OTHER(a)    OF PERIOD
              -----------                             ----------    -----------    ----------    ---------
Year ended December 31, 2000
 Deducted from asset accounts:
  Allowance for doubtful-accounts ..................   $269,150      $ 82,200      $(48,147)      $303,203
                                                       --------      --------      --------       --------

Year ended December 31, 1999
 Deducted from asset accounts:
  Allowance for doubtful accounts ..................   $140,670      $121,900      $  6,580       $269,150
                                                       --------      --------      --------       --------

Year ended December 31, 1998
 Deducted from asset accounts:
  Allowance for doubtful accounts ..................   $170,250      $ 30,000      $(59,580)      $140,670
                                                       --------      --------      --------       --------

 (a) Uncollectible accounts written off, net recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA TRUCK, INC.
(Registrant)


By: /s/ ROBERT M. POWELL                   By: /s/ JERRY D. ORLER
    -------------------------------            -------------------------------
    Robert  M. Powell                          Jerry D. Orler
    Chairman, President and                    Vice President - Finance, Chief
    Chief Executive Officer                    Financial Officer and Secretary


Date: March 14, 2001                       Date: March 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                     Date
         ---------                            -----                     ----
  /s/ ROBERT M. POWELL                Chairman, President,          March 14, 2001
---------------------------          Chief Executive Officer
      Robert M. Powell                    and Director


   /s/ JERRY D. ORLER               Vice President - Finance,       March 14, 2001
---------------------------    Chief Financial Officer, Secretary
       Jerry D. Orler                     and Director


     /s/  J.B. SPEED                        Director                March 14, 2001
---------------------------
       James B. Speed


   /s/ GEORGE R. JACOBS                     Director                March 14, 2001
---------------------------
       George R. Jacobs


     /s/ JIM L. HANNA                       Director                March 14, 2001
---------------------------
         Jim L. Hanna


  /s/ ROLAND S. BOREHAM                     Director                March 14, 2001
---------------------------
      Roland S. Boreham, Jr.


   /s/  JOE D. POWERS                       Director                March 14, 2001
---------------------------
        Joe D. Powers

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

          4.9            Eighth Amendment to Fourth Amended and Restated
                         Revolving Credit Agreement dated October 28, 1999, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1999).

         4.10            Eighth Amended and Restated Revolving Note of the
                         Company dated October 28, 1999, in the maximum principal amount of $35,000,000 payable to Deposit
                         Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.9 (incorporated by reference to Exhibit 4.10 to the Company's annual report on Form 10-K for the year ended December 31,
                         1999).

         4.11            Ninth Amendment to Fourth Amended and Restated
                         Revolving Credit Agreement dated December 15, 1999, between the Company and Deposit Guaranty National Bank, as Lender (incorporated by reference to Exhibit 4.11 to the Company's annual report on Form 10-K for the year ended December 31, 1999).

         4.12            Ninth Amended and Restated Revolving Note of the
                         Company dated December 15, 1999, in the maximum principal amount of $40,000,000 payable to Deposit
                         Guaranty National Bank, executed in connection with the credit facility filed as Exhibit 4.11 (incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K for the year ended December 31,
                         1999).

         4.13 TRAC Lease Commitment Agreement dated January 24, 1996, between the Company and Fleet Credit Corporation, as Lender. (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1995).

        EXHIBIT                                                                                   SEQUENTIALLY
        NUMBER                           EXHIBIT                                                  NUMBERED PAGE
        ------                           -------                                                  -------------
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

         4.17            Second Amendment dated December 30, 1998, to the
                         Equipment TRAC Lease Commitment Agreement dated October
                         25, 1999 between the Company and Banc One Leasing
                         Corporation, as Lender (incorporated by reference to Exhibit 4.17 to the Company's annual report on Form
                         10-K for the year ended December 31, 1999).

         4.18 TRAC Lease Commitment Agreement dated January 6, 2000 between the Company and SunTrust Leasing Corporation, as Lessor (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

         4.19 TRAC Lease Commitment Agreement dated January 11, 2000 and accepted January 12, 2000, between the Company and First Union Commercial Corporation, as Lessor
                         (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

         4.20            Senior Credit Facility Commitment Letter dated April
                         11, 2000, between the Company and Bank of America,
                         N.A., SunTrust Bank, and Mercantile Bank, N.A.
                         collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

         4.21 Senior Credit Facility Summary of Terms and Conditions dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Mercantile Bank, N.A.
                         collectively as the Lenders (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

        EXHIBIT                                                                                   SEQUENTIALLY
        NUMBER                           EXHIBIT                                                  NUMBERED PAGE
        ------                           -------                                                  -------------
         4.22*           First Union Commercial Corporation Commitment Letter                           46
                         dated October 17, 2000, for the First Amendment to the
                         Equipment TRAC Lease Agreement between the Company and
                         First Union Commercial Corporation, as Lessor.

         4.23*           Proposal Exhibit (No. 1) dated October 17, 2000, to the                        48
                         Equipment TRAC Lease Agreement between the Company and
                         First Union Commercial Corporation, as Lessor.

         4.24*           SunTrust Leasing Corporation Commitment Letter dated                           50
                         November 3, 2000, and accepted November 7, 2000, for
                         the First Amendment to the Equipment TRAC Lease
                         Agreement between the Company and SunTrust Leasing
                         Corporation, as Lessor.

         4.25*           Lease Proposal dated November 3, 2000, and accepted                            51
                         November 7, 2000, to the Equipment TRAC Lease Agreement
                         between the Company and SunTrust Leasing Corporation,
                         as Lessor.

         4.26 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange
                         Commission upon request.

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

         21              The Company has no significant subsidiaries.

         23*             Consent of Ernst & Young LLP, Independent Auditors.                            54

----------
* Filed herewith.