Form 10-Q
period 2001-03-31
USA TRUCK INC
filed 2001-04-25
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to              .
                               ---------------    -------------

                         Commission file number 0-19858

                                 USA TRUCK, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                71-05569
 ----------------------------------------     ----------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

         3200 INDUSTRIAL PARK ROAD
            VAN BUREN, ARKANSAS                             72956
 ----------------------------------------     ----------------------------------
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

     9,230,388 shares of common stock, $.01 par value, were outstanding on April 17, 2001.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)                                                   Page
                                                                                                ------
                  Condensed Consolidated Balance Sheets - March 31, 2001 and
                  December 31, 2000                                                               3

                  Condensed Consolidated Statements of Income and Comprehensive Income -
                  Three months ended March 31, 2001 and 2000                                      4

                  Condensed Consolidated Statements of Cash Flows - Three months ended
                  March 31, 2001 and 2000                                                         5

                  Notes to Condensed Consolidated Financial Statements - March 31, 2001           6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                       8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                         14

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.                                                  15

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                 USA TRUCK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,       December 31,
                                                                                         2001             2000
                                                                                     -------------    -------------
                                                                                      (unaudited)        (note)
                                                         ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                           $   3,527,532    $   1,674,730

 Accounting receivable:
   Trade, less allowance for doubtful accounts
   (2001 - $ 315,203; 2000 - $ 303,203)                                                 30,743,023       30,019,565
   Other                                                                                 5,273,614        3,853,642
 Inventories                                                                               475,068          382,639
 Deferred income taxes                                                                   1,015,001        1,607,633
 Prepaid expenses and other current assets                                               5,452,652        4,200,618
                                                                                     -------------    -------------
    Total current assets                                                                46,486,890       41,738,827

PROPERTY AND EQUIPMENT                                                                 203,324,670      203,146,633
ACCUMULATED DEPRECIATION AND AMORTIZATION                                              (56,081,405)     (55,417,751)
                                                                                     -------------    -------------
                                                                                       147,243,265      147,728,882

OTHER ASSETS                                                                               151,753          451,115
                                                                                     -------------    -------------
    Total assets                                                                     $ 193,881,908    $ 189,918,824
                                                                                     =============    =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank drafts payable                                                                $   1,608,333    $   1,487,086
  Trade accounts payable                                                                 6,343,059        5,870,192
  Accrued expenses                                                                      11,957,451       10,131,717
  Current maturities of long-term debt                                                  11,024,350       12,867,611
                                                                                     -------------    -------------
    Total current liabilities                                                           30,933,193       30,356,606

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                 70,521,853       65,660,268
DEFERRED INCOME TAXES                                                                   19,866,684       21,111,025
LONG-TERM INSURANCE AND CLAIMS ACCRUALS                                                  2,960,214        2,810,214

STOCKHOLDERS' EQUITY:
  Preferred stock par value $.01 per share; 1,000,000 shares
    authorized; none issued                                                                     --               --
  Common stock, par value $.01 per share; 16,000,000 shares authorized;
    issued shares (2001 - 9,285,986; 2000 - 9,282,889)                                      92,860           92,829
  Additional paid-in capital                                                            11,318,250       11,318,280
  Retained earnings                                                                     58,529,980       58,934,888
  Less treasury stock, at cost (2001 - 55,598; 2000 - 59,835)                             (341,126)        (365,286)
                                                                                     -------------    -------------
    Total stockholders' equity                                                          69,599,964       69,980,711
                                                                                     -------------    -------------
    Total liabilities and stockholders' equity                                       $ 193,881,908    $ 189,918,824
                                                                                     =============    =============

NOTE: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------
            OPERATING REVENUES                                 $ 60,908,374    $ 55,144,425

            OPERATING EXPENSES AND COSTS:
              Salaries, wages and employee benefits              26,307,339      22,511,334
              Operations and maintenance                         20,060,361      17,708,908
              Operating taxes and licenses                        1,011,831       1,175,876
              Insurance and claims                                3,070,015       2,809,509
              Communications and utilities                          684,539         711,992
              Depreciation and amortization                       6,726,050       6,821,145
              Other                                               2,454,788       2,605,599
                                                               ------------    ------------
                                                                 60,314,923      54,344,363
                                                               ------------    ------------
            OPERATING INCOME                                        593,451         800,062
            OTHER (INCOME) EXPENSE:
              Interest expense                                    1,286,032       1,376,565
              (Gain) or Loss on disposal of assets                  (18,938)         34,773
              Other, net                                            (11,093)         39,897
                                                               ------------    ------------
                                                                  1,256,001       1,451,235
                                                               ------------    ------------
            LOSS BEFORE INCOME TAXES                               (662,550)       (651,173)
            INCOME TAXES (BENEFIT)                                 (257,640)       (256,788)
                                                               ------------    ------------

            NET LOSS AND COMPREHENSIVE LOSS                    $   (404,910)   $   (394,385)
                                                               ============    ============

            PER SHARE INFORMATION:
            Average shares outstanding (Basic)                    9,224,550       9,266,229
                                                               ============    ============
            Basic net loss per share                           $      (0.04)   $      (0.04)
                                                               ============    ============

            Average shares outstanding (Diluted)                  9,232,087       9,288,976
                                                               ============    ============
            Diluted net loss per share                         $      (0.04)   $      (0.04)
                                                               ============    ============


See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                            $   (404,910)   $   (394,385)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
Depreciation and amortization                                          6,726,050       6,828,665
Provision for doubtful accounts                                           12,000           9,000
Deferred income taxes                                                   (651,709)        746,730
(Gain) Loss on sale of assets                                            (18,938)         34,773
Changes in operating assets and liabilities:
  Receivables                                                         (2,155,430)     (1,001,834)
  Inventories and prepaid expenses                                    (1,344,463)     (1,594,124)
  Bank drafts payable, accounts payable and accrued expenses           2,419,848      (1,777,656)
  Insurance and claims accruals - long term                              150,000         120,000
                                                                    ------------    ------------
   Net cash provided by operating activities                           4,732,448       2,971,169

INVESTING ACTIVITIES:
  Purchases of property and equipment                                (10,417,554)     (5,357,535)
  Proceeds from sale of property and equipment                         4,196,060       5,178,796
  Change in other assets                                                 299,362         (11,000)
                                                                    ------------    ------------
   Net cash used by investing activities                              (5,922,132)       (189,739)

FINANCING ACTIVITIES:
  Borrowing under long-term debt                                      48,737,000      11,197,632
  Proceeds from the exercise of stock options                                  2              --
  Proceeds from sale of treasury stock                                    24,160          29,127
  Principal payments on long-term debt                               (41,403,000)    (12,550,324)
  Principal payments on capitalized lease obligations                 (4,315,676)     (2,417,532)
                                                                    ------------    ------------
   Net cash provided by (used by) financing activities                 3,042,486      (3,741,097)
                                                                    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,852,802        (959,667)
  Cash and cash equivalents at beginning of period                     1,674,730       2,145,707
                                                                    ------------    ------------
  Cash and cash equivalents at end of period                        $  3,527,532    $  1,186,040
                                                                    ============    ============


See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 2000.

NOTE B - COMMITMENTS

     As of April 17, 2001, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $30.0 million in 2001. As part of these commitments, the Company has remaining contracts for the purchase of 382 tractors and the sale of 376 tractors during 2001. These contracts are cancelable by either USA Truck or the vendor within a certain time period before delivery of the equipment. If the terms of the contracts are carried out, the Company would recognize an after-tax, non-cash loss from such sales of up to $0.5 million during 2001. Most of these losses are expected to occur in the fourth quarter of 2001 on certain groups of tractors. They result from the sale of such tractors by the Company at prices that will likely be below the depreciated cost of such tractors as carried on the Company's books. The low sales prices for such vehicles result from an unusually poor used tractor market caused, for the most part, by oversupply of vehicles. Beginning in the fourth quarter of 2000, the Company increased slightly the depreciation rate on some of its tractors, which will result in a slightly increased charge to net income for 2001. Provided the Company can secure better pricing, it will attempt to limit these losses by selling these tractors to unrelated third-parties which could yield prices closer to book values on these tractors and reduce these contractual capital losses. The Company also had a commitment to purchase land for approximately $1.3 million to be used for the expansion of a terminal facility in Vandalia, Ohio in 2001.

NOTE C - CAPITAL STOCK TRANSACTIONS

     During the three-month period ended March 31, 2001, the Company did not repurchase any of its outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in July 1998. However, the Company did distribute 3,271 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such Plan.

     As of March 31, 2001, 5,014,795 shares of the 9,285,986 shares outstanding were owned either directly or beneficially by executive officers or directors of the Company.

NOTE D - LONG-TERM DEBT

     On April 28, 2000, the Company signed a new senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and Firstar Bank, N.A. are participants. The Senior Credit Facility matures on April 28, 2005. The rates are based on grid pricing which uses the Company's ratio of total funded debt to earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") to determine the points to be added to the base LIBOR rate. A quarterly commitment fee is payable on the unused amount and the rate is also based on grid pricing as described above. On March 30, 2001, the Company amended its Senior Credit Facility to modify the covenants and more accurately align them with the Company's recent operating performance resulting from the general economic conditions in the truckload market. The Company modified its grid pricing which is based on its Total Funded Debt to EBITDAR ratio. The amended applicable rate increments were increased slightly for certain Total Funded Debt to EBITDAR ratios. The Company does not expect the increase in rates to have a significant impact on the Company's financial statements. The Company repaid all amounts due under its collateralized revolving credit agreement (the "General Line of Credit") in the amount of $36.1 million and subsequently terminated the General Line of Credit.

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

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement has been amended by SFAS No. 137 and is effective for all quarters of fiscal years beginning after June 15, 2000. It establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. The adoption had no effect on earnings or the financial position on the Company.

NOTE F - SUBSEQUENT EVENTS

     None.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2001       2000
                                                              -------    -------
OPERATING REVENUES                                             100.0%    100.0%

OPERATING EXPENSES AND COSTS:
  Salaries, wages and employee benefits                         43.2      40.8
  Operations and maintenance                                    32.9      32.1
  Operating taxes and licenses                                   1.7       2.1
  Insurance and claims                                           5.0       5.1
  Communications and utilities                                   1.1       1.3
  Depreciation and amortization                                 11.0      12.4
  Other                                                          4.0       4.7
                                                                ----      ----
                                                                98.9      98.5
                                                                ----      ----
OPERATING INCOME                                                 1.1       1.5
OTHER (INCOME) EXPENSE:
  Interest expense                                               2.1       2.5
  Loss on disposal of assets                                      --       0.1
  Other, net                                                      --       0.1
                                                                ----      ----
                                                                 2.1       2.7
                                                                ----      ----
LOSS BEFORE INCOME TAXES                                        (1.0)     (1.2)
INCOME TAXES (BENEFIT)                                          (0.5)     (0.5)
                                                                ----      ----

NET LOSS AND COMPREHENSIVE LOSS                                 (0.5)%    (0.7)%
                                                                ====      ====

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

     Operating revenues increased 10.5% to $60.9 million in the first quarter of 2001 from $55.1 million for the same quarter of 2000. The Company believes this increase is due primarily to additional business from existing customers which was aided by the reduction in unassigned tractors, and to a lesser extent, the Company's logistics services, dedicated fleet operations, and private fleet conversions. Average revenue per mile increased to $1.187 in the first quarter of 2001 from $1.162 in 2000. The number of shipments increased 13.5% to 55,048 in 2001 from

48,508 in 2000. This volume improvement was made possible in part by an increase of 2.0% in the average number of tractors operated from 1,729 in 2000 to 1,763 in 2001 but to a greater extent, the fact that the number of unassigned tractors has dramatically declined and almost all of our tractors have been assigned to a driver during the first quarter of 2001. As a result of the improved driver situation, miles per tractor per week increased 6.1% from 2,144 in 2000 to 2,274 in 2001 however, the empty mile factor increased to 9.69% in 2001 from 9.00% of paid miles in the third quarter of 2000.

     Operating expenses and costs as a percentage of revenues increased to 98.9% in 2001 from 98.5% in 2000. This change resulted primarily from increases, on a percentage of revenue basis, in salaries, wages and employee benefits and operations and maintenance costs. These increases were partially offset by a decrease, on a percentage of revenue basis, in depreciation and amortization and other expenses. The increase in salaries, wages and employee benefits was primarily the result of a 3.1% increase in the average rate per mile paid to our drivers partially offset by a 0.3% reduction in the cost of employee benefits for the first quarter of 2001 as compared to the same quarter of 2000. The increase in operations and maintenance costs as a percentage of revenue, was primarily the result of an increase of 0.7% in the cost of repairs and maintenance of the Company's road tractors. This increase came as a result of the Company using third-party repair facilities to a greater extent during the first quarter of 2001 to repair its tractors and trailers than in the first quarter of 2000. The decrease in depreciation and amortization, on a percentage of revenue basis, was the result of better utilization of the Company's revenue equipment. The increase in the average miles per tractor per week equated to an additional $3.48 million in revenue for the first quarter of 2001, which served to drive depreciation and amortization down 0.7% as a percentage of revenue. The decrease in other expenses, relative to revenues, was primarily related to a reduction in recruiting and training expenses and an increase in the average revenue per mile.

     As a result of the foregoing factors, operating income decreased 22.9% to $0.6 million, or 1.1% of revenues, in 2001 from $0.8 million, or 1.5% of revenues, in 2000.

     Interest expense decreased 6.6% to $1.29 million in 2001 from $1.38 million in 2000, resulting primarily from a decrease in the average borrowings under TRAC lease.

     Other expense, net decreased to a negative of approximately $11,100 in 2001 from $39,900 in 2000, resulting primarily from an increase in miscellaneous income.

     As a result of the above, loss before income taxes decreased 1.7% to $0.66 million, or 1.0% of revenues, in 2001 from a loss of $0.65 million, or 1.2% of revenues, in 2000.

     The Company's effective tax rate decreased to 38.9% in 2001 from 39.2% in 2000. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net loss increased 2.7% to $0.40 million, or 0.5% of revenues, for the first quarter of 2001 from $0.39 million, or 0.7% of revenues, for the first quarter of 2000. Net loss per share of $.04 for the first quarter of 2001 was unchanged from the same quarter of 2000. The number of shares used in the calculation of diluted net income per share for the first quarters of 2001 and 2000 were 9,232,087 and 9,288,976, respectively. Total shares outstanding at March 31, 2001, were 9,230,388.

SEASONALITY

     In the motor carrier industry generally, revenues are lower in the first and fourth quarters than in the second and third quarters, as customers decrease shipments during the winter holiday season and as inclement weather impedes operations. These factors historically have tended to decrease net income in the first and fourth quarters. Future revenues could be impacted if customers reduce shipments due to temporary plant closings, which historically have occurred during July and December.

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of USA Truck. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes from customers through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. Diesel prices increased significantly during 2000 and were slightly lower when comparing the average price per gallon for the first quarter of 2001 to the same quarter of 2000. There can be no assurance that diesel prices will continue to decline or that they will remain below the higher prices experienced in prior periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates or fuel surcharges. The Company does not participate in fuel price hedging activities.

LIQUIDITY & CAPITAL RESOURCES

     On April 28, 2000, the Company signed a new senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. The Company repaid all amounts due under the General Line of Credit in the amount of $36.1 million and subsequently terminated the General Line of Credit. Bank of America, N.A. is the agent bank and SunTrust Bank and Firstar Bank, N.A. are participants in the Senior Credit Facility. As of March 31, 2001, approximately $16.5 million was available under the Senior Credit Facility. This credit facility matures on April 28, 2005, prior to which time, subject to certain conditions, the amount outstanding can be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus 1/2% or LIBOR plus a certain percentage, which is determined based on the Company's ratio of total funded debt to EBITDAR to determine the points to be added to the base LIBOR rate. The effective interest rate on the Company's borrowings under the credit facility for the quarter ending March 31, 2001 was 7.29%. A quarterly commitment fee is payable on the unused credit line and bears a rate which is determined based on the Company's ratio of total funded debt to EBITDAR to determine the applicable rate. As of March 31, 2001 the rate was 0.3%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment. On March 30, 2001, the Company amended its Senior Credit Facility to modify the covenants and more accurately align them with the Company's recent operating performance resulting from the general economic conditions in the truckload market. The Company modified its grid pricing which is based on its Total Funded Debt to EBITDAR ratio. The amended applicable rate increments were increased slightly for certain Total Funded Debt to EBITDAR ratios. The Company does not expect the increase in rates to have a significant impact on the Company's financial statements.

     The continued growth of the Company's business has required significant investments in new equipment. USA Truck has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's General Line of Credit or Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has generally met its working capital needs with cash flows from operations and occasionally with borrowings under the General Line of Credit or Senior Credit Facility. The Company has relied significantly on the General Line of Credit or Senior Credit Facility to meet working capital requirements since the acquisition of the assets of CCC Express. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $4.7 million for the first quarter of 2001 and $3.0 million for the first quarter of 2000.

     The Company is a party to a lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997, to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended on October 12, 1999 to provide for available borrowings of up to $6,000,000 available during the remainder of 1999 and until October 12, 2000. Each capital lease under this lease commitment has a repayment period of either 36 or 42 months. As of March 31, 2001, capital leases in the aggregate principal amount of $19.4 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 5.75% per annum. During the first quarter of 2001, the Company did not enter into any capital leases under this facility.

     As of March 31, 2001, capital leases in the aggregate principal amount of $2.5 million were outstanding under a prior lease commitment with an average interest rate of 5.29% per annum.

     On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A was amended on November 7, 2000 to provide for a maximum borrowing amount of approximately $16.5 million. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of March 31, 2001, $8.7 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of March 31, 2001, capital leases in the aggregate principal amount of $7.8 million were outstanding under this lease commitment with an average interest rate of 6.63% per annum. During the first quarter of 2001, the Company did not enter into any capital leases under this lease commitment.

     On January 31, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment B"), dated January 31, 2000, to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment B was amended on October 18, 2000 to provide for a maximum borrowing amount of approximately $19.6 million. Each capital lease will have a repayment period of either 36 or 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of March 31, 2001, $12.3 million remained available under the 2000 Equipment TRAC Lease Commitment B.

The interest rate on the capital leases under this lease commitment fluctuates in relation to the one year LIBOR as published in The Wall Street Journal and is fixed upon execution of a lease. As of March 31, 2001, capital leases in the aggregate principal amount of $7.3 million were outstanding under this lease commitment with an average interest rate of 6.58% per annum. During the first quarter of 2001, the Company did not enter into any capital leases under this lease commitment.

     As of March 31, 2001, the Company had debt obligations of approximately $81.5 million, including amounts borrowed under the facilities described above, of which approximately $11.0 million were current obligations. During the first quarter of 2001, the Company made borrowings under the facilities described above of $44.8 million, while retiring $41.8 million in debt. The retired debt had an average interest rate of approximately 7.48%.

     During the years 2001 and 2002, the Company plans to make approximately $99.8 million in capital expenditures. At March 31, 2001, USA Truck was committed to spend $40.8 million of this amount for revenue equipment in 2001, and $52.7 million of this amount is currently budgeted for revenue equipment in 2002. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

     The Senior Credit Facility, the Equipment TRAC Lease Commitment A, the Equipment TRAC Lease Commitment B, equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2001. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, equipment leases, the Senior Credit Facility, the Equipment TRAC Lease Commitment A, and the Equipment TRAC Lease Commitment B for the foreseeable future.

     On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. As of March 31, 2001, the Company had purchased 261,200 shares pursuant to this new authorization at an aggregate purchase price of $2.3 million and had resold 27,469 of these shares under the Company's Employee Stock Purchase Plan. The Board of Directors has authorized the retirement of 206,733 shares of treasury stock that had been purchased at an aggregate cost of $1.8 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility.

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

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement has been amended by SFAS No. 137 and is effective for all quarters of fiscal years beginning after June 15, 2000. It establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. The adoption had no effect on earnings or the financial position of the Company.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information that are based on management's current beliefs and expectations and assumptions made by it based upon information currently available. Forward-looking statements include statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, may be identified by words such as "will", "could", "should", "believe", "expect", "intend", "plan", "schedule", "estimate", "project" and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company's control and that may have a direct bearing on operating results are increases in diesel prices, adverse weather conditions and the impact of increased rate competition. The Company's results may also be significantly affected by fluctuations in general economic conditions, as the Company's utilization rates are directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers may adversely impact the Company's operating results and its ability to grow. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

     The Company's Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At March 31 2001, the Company had $42.2 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     As reported in the notes to the financial statements in the Liquidity and Capital Resources section of this Form 10-Q, as of April 28, 2000, the Company entered into the Senior Credit Facility with a multibank group. All amounts due under the General Line of Credit were repaid at that time and the facility was closed. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At April 17, 2001, the Company had $38.0 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

PART II.          OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

              (A)  Exhibits

                   10.1    Bank of America First Amendment to Loan Agreement

                   11.1    Statement Re: Computation of Earnings Per Share

              (B)  Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES`

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USA TRUCK, INC.
                                          -------------------------------------
                                          (Registrant)


Date:        April 25, 2001                    /s/  ROBERT M. POWELL
         ---------------------------      -------------------------------------
                                          ROBERT M. POWELL
                                          Chairman, President and
                                          Chief Executive Officer


Date:         April 25, 2001                   /s/  JERRY D. ORLER
         ---------------------------      -------------------------------------
                                          JERRY D. ORLER
                                          Vice President-Finance and
                                          Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.

           Exhibit
           Number                         Exhibit
           --------                       -------
            10.1               Bank of America First Amendment to Loan Agreement

            11.1               Statement Re: Computation of Earnings Per Share