Form 10-Q
period 2001-06-30
USA TRUCK INC
filed 2001-07-18
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to               .
                               ---------------     -------------

                         Commission file number 0-19858

                                 USA TRUCK, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 71-0556971
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

        3200 INDUSTRIAL PARK ROAD
           VAN BUREN, ARKANSAS                             72956
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (501) 471-2500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
            (Former name, address and former fiscal year, if changed
                              since last report.)

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

     As of July 16, 2001, the Registrant had outstanding 9,232,137 shares of common stock, $.01 par value per share.

                                      INDEX

                                 USA TRUCK, INC.

                                                                                        Page
                                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

           Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000     3

           Condensed Consolidated Statements of Operations - Three Months Ended
               and Six Months Ended June 30, 2001 and 2000                                 4

           Condensed Consolidated Statements of Cash Flows - Six Months Ended
               June 30, 2001 and 2000                                                      5

           Notes to Condensed Consolidated Financial Statements - June 30, 2001            6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.                                                                     8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                       15

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.                              16

Item 6. Exhibits and Reports on Form 8-K.                                                 16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 USA TRUCK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,          December 31,
                                                                                       2001               2000(1)
                                                                                  --------------      --------------
                                                                                    (unaudited)          (audited)
                                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $    1,518,420      $    1,674,730
    Accounting Receivable:
      Trade - less allowance for doubtful accounts
        (2001 - $305,491; 2000 - $303,203)                                            31,011,641          30,019,565
      Other                                                                            1,683,735           3,853,642
    Inventories                                                                          457,868             382,639
    Deferred income taxes                                                              1,623,524           1,607,633
    Prepaid expenses and other current assets                                          4,000,781           4,200,618
                                                                                  --------------      --------------
         Total current assets                                                         40,295,969          41,738,827

    PROPERTY AND EQUIPMENT                                                           202,494,827         203,146,633
    ACCUMULATED DEPRECIATION AND AMORTIZATION                                        (56,268,232)        (55,417,751)
                                                                                  --------------      --------------
                                                                                     146,226,595         147,728,882

Other assets                                                                             153,269             451,115
                                                                                  --------------      --------------
         Total assets                                                             $  186,675,833      $  189,918,824
                                                                                  ==============      ==============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank drafts payable                                                           $    1,633,137      $    1,487,086
    Trade accounts payable                                                             6,423,338           5,870,192
    Accrued expenses                                                                  13,347,356          10,131,717
    Current maturities of long-term debt                                               9,694,839          12,867,611
                                                                                  --------------      --------------
         Total current liabilities                                                    31,098,670          30,356,606

LONG-TERM DEBT, LESS CURRENT MATURITIES                                               62,456,186          65,660,268
DEFERRED INCOME TAXES                                                                 20,653,491          21,111,025
INSURANCE AND CLAIMS ACCRUALS                                                          2,573,665           2,810,214

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value; 1,000,000 shares authorized:
      none issued                                                                           --                  --
    Common Stock, $.01 par value; 16,000,000 shares authorized; issued shares
      (2001 - 9,250,986; 2000 - 9,282,889)                                                92,510              92,829
    Additional paid-in capital                                                        11,099,143          11,318,279
    Retained earnings                                                                 58,808,537          58,934,889
    Less treasury stock, at cost (2001 - 18,849; 2000 - 59,835)                         (106,369)           (365,286)
                                                                                  --------------      --------------
         Total stockholders' equity                                                   69,893,821          69,980,711
                                                                                  --------------      --------------
         Total liabilities and stockholders' equity                               $  186,675,833      $  189,918,824
                                                                                  ==============      ==============

----------
1: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three Months Ended                       Six Months Ended
                                                           June 30,                                June 30,
                                              ----------------------------------      ----------------------------------
                                                   2001                2000                2001                2000
                                              --------------      --------------      --------------      --------------
OPERATING REVENUES                            $   64,220,633      $   58,348,467      $  125,129,007      $  113,492,892

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits         27,425,889          23,140,800          53,733,228          45,652,134
    Operations and maintenance                    21,432,180          17,426,194          41,492,541          35,135,102
    Operating taxes and licenses                   1,094,628           1,017,650           2,106,509           2,193,526
    Insurance and claims                           3,188,893           3,673,090           6,258,908           6,482,599
    Communications and utilities                     676,121             688,986           1,360,660           1,400,978
    Depreciation and amortization                  6,656,289           6,726,299          13,382,232          13,547,444
    Other                                          2,183,330           2,198,614           4,638,118           4,804,213
                                              --------------      --------------      --------------      --------------
                                                  62,657,330          54,871,633         122,972,196         109,215,996
                                              --------------      --------------      --------------      --------------
OPERATING INCOME                                   1,563,303           3,476,834           2,156,811           4,276,896
OTHER EXPENSES (INCOME):
    Interest expense                               1,158,264           1,478,484           2,444,296           2,855,049
    (Gain) or Loss on disposal of assets             (14,665)             64,646             (33,603)             99,419
    Other, net                                       (34,273)             (9,710)            (45,260)             30,187
                                              --------------      --------------      --------------      --------------
                                                   1,109,326           1,533,420           2,365,443           2,984,655
                                              --------------      --------------      --------------      --------------
INCOME (LOSS) BEFORE INCOME TAXES                    453,977           1,943,414            (208,632)          1,292,241
INCOME TAX EXPENSE (BENEFIT)                         175,420             763,347             (82,270)            506,559
                                              --------------      --------------      --------------      --------------
NET INCOME (LOSS)                             $      278,557      $    1,180,067      $     (126,352)     $      785,682
                                              ==============      ==============      ==============      ==============
PER SHARE INFORMATION:
    Average shares outstanding (Basic)             9,240,270           9,297,761           9,235,174           9,292,823
                                              ==============      ==============      ==============      ==============

    Basic net income (loss) per share         $         0.03      $         0.13      $        (0.01)     $         0.08
                                              ==============      ==============      ==============      ==============
    Average shares outstanding (Diluted)           9,266,526           9,302,194           9,235,174           9,297,256
                                              ==============      ==============      ==============      ==============
    Diluted net income (loss) per share       $         0.03      $         0.13      $        (0.01)     $         0.08
                                              ==============      ==============      ==============      ==============


            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                  ----------------------------------
                                                                                       2001                2000
                                                                                  --------------      --------------
OPERATING ACTIVITIES:
  Net (loss) income                                                               $     (126,352)     $      785,682
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                                                       13,382,232          13,547,444
  Provision for doubtful accounts                                                         24,000              21,000
  Deferred income taxes                                                                 (473,425)          1,118,877
  (Gain) Loss on disposal of assets                                                      (33,603)             99,419
  Changes in operating assets and liabilities:
    Receivables                                                                        1,153,831           1,877,309
    Inventories, prepaid expenses and other current assets                               124,608            (232,636)
    Bank drafts payable, accounts payable and accrued expenses                         3,914,836          (3,818,806)
    Insurance and claims accruals - long-term                                           (236,549)            240,000
                                                                                  --------------      --------------
         Net cash provided by operating activities                                    17,729,578          13,638,289

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (19,295,175)        (10,118,362)
  Proceeds from sale of assets                                                         7,448,833           8,456,098
  Changes in other assets                                                                297,846             (13,300)
                                                                                  --------------      --------------
         Net cash used by investing activities                                       (11,548,496)         (1,675,564)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                                     72,016,000          56,132,545
  Proceeds from the exercise of stock options                                                  2                  --
  Proceeds from sale of treasury stock                                                    39,460              64,605
  Payments to repurchase common stock                                                         --             (45,973)
  Principal payments on long-term debt                                               (69,484,000)        (61,022,545)
  Principal payments on capitalized lease obligations                                 (8,908,854)         (7,622,961)
                                                                                  --------------      --------------
          Net cash used by financing activities                                       (6,337,392)        (12,494,329)
                                                                                  --------------      --------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                   (156,310)           (531,604)
Cash and cash equivalents at beginning of period                                       1,674,730           2,145,707
                                                                                  --------------      --------------
Cash and cash equivalents at end of period                                        $    1,518,420      $    1,614,103
                                                                                  ==============      ==============

            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  JUNE 30, 2001

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 2000.

NOTE B--COMMITMENTS

     As of July 11, 2001, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $22.0 million in 2001. As part of these commitments, the Company has remaining contracts for the purchase of 279 tractors and the sale of 262 tractors during 2001. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment. If these contracts are completed, the Company will recognize an after-tax, non-cash loss from such sales of up to $0.5 million during 2001. We expect to incur most of this loss when we sell a certain group of tractors in the fourth quarter of 2001 at a price that is likely to be lower than the depreciated value of such tractors as carried on the Company's books. The low sales prices for these vehicles will likely be the result of an unusually poor used tractor market caused, for the most part, by oversupply of vehicles. Beginning in the fourth quarter of 2000, the Company increased slightly the depreciation rate on some of its tractors, which will result in a slightly increased charge to net income for 2001. Provided the Company can secure better pricing, it will attempt to limit this loss by selling these tractors to unrelated third-parties which could yield prices closer to book values on these tractors and reduce these contractual capital losses. The Company also had a commitment for the soil excavation and preparation for an expanded terminal facility in Butler Township, Ohio in 2001 for approximately $0.2 million.

NOTE C--CAPITAL STOCK TRANSACTIONS

     During the six-month period ended June 30, 2001, the Company did not repurchase any of its outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in July 1998. However, the Company did distribute 2,715 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such plan. During the second quarter of 2001, the Company cancelled 35,000 shares of treasury stock.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement has been amended by SFAS No. 137 and is effective for all quarters of fiscal years beginning after June 15, 2000. It establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. The adoption had no effect on earnings or the financial position on the Company.

NOTE  E -- SUBSEQUENT EVENTS

None.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:

                                                Three Months Ended            Six Months Ended
                                                      June 30,                    June 30,
                                              -----------------------      -----------------------
                                                2001           2000          2001           2000
                                              --------       --------      --------       --------
OPERATING REVENUES                               100.0%         100.0%        100.0%         100.0%

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits         42.7           39.7          42.9           40.2
    Operations and maintenance                    33.4           29.9          33.2           31.0
    Operating taxes and licenses                   1.7            1.7           1.7            1.9
    Insurance and claims                           5.0            6.3           5.0            5.7
    Communications and utilities                   1.1            1.2           1.1            1.3
    Depreciation and amortization                 10.4           11.5          10.7           11.9
    Other                                          3.4            3.8           3.7            4.2
                                              --------       --------      --------       --------
                                                  97.7           94.0          98.3           96.2
                                              --------       --------      --------       --------

OPERATING INCOME                                   2.3            6.0           1.7            3.8
OTHER EXPENSES (INCOME):
    Interest expense                               1.8            2.5           2.0            2.6
    (Gain) or Loss on disposal of assets            --            0.1            --            0.1
    Other, net                                    (0.1)            --            --             --
                                              --------       --------      --------       --------
                                                   1.7            2.6           2.0            2.7
                                              --------       --------      --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                  0.6            3.3          (0.3)           1.1
INCOME TAX EXPENSE (BENEFIT)                       0.3            1.3          (0.1)           0.4
                                              --------       --------      --------       --------
NET INCOME (LOSS)                                  0.3%           2.0%         (0.2)%          0.7%
                                              ========       ========      ========       ========

RESULTS OF OPERATIONS

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

     Operating revenues increased 10.1% to $64.2 million in the second quarter of 2001 from $58.4 million for the same quarter of 2000. The Company believes this increase is due primarily to the reduction in unassigned tractors, additional business from existing customers and, to a lesser extent, the new marketing efforts implemented for the Company's logistics services, dedicated fleet operations, and private fleet conversions. Average revenue per mile increased to $1.184 in the second quarter of 2001 from $1.182 in the same quarter of 2000. The number of shipments increased 16.25% to 59,022 in 2001 from 50,785 in 2000. This volume improvement was made possible by an increase of 1.7% in the average number of tractors operated from 1,742 in 2000 to 1,771 in 2001, and to a greater extent, the fact that the number of unassigned tractors has dramatically declined and almost all of our tractors have been assigned to a driver during the second quarter of 2001. As a result of the improved driver situation, miles per tractor per week increased 8.2% from 2,248 in 2000 to 2,432 in 2001. However, the empty mile factor increased to 9.88% in the second quarter of 2001 from 8.96% of paid miles in the second quarter of 2000. The increased empty mile factor was primarily the result of the average length of haul declining 6.4% from 885 miles in the second quarter of 2000 to 828 miles in the same quarter this year.

     Operating expenses and costs as a percentage of revenues increased to 97.7% in 2001 from 94.0% in 2000. This change resulted primarily from increases, on a percentage of revenue basis, in salaries, wages and employee benefits and operations and maintenance costs. These increases were partially offset by a decrease, on a percentage of revenue basis, in insurance and claims, depreciation and amortization and other expenses. The increase in salaries, wages and employee benefits was primarily the result of a 3.5% increase in the average rate per mile paid to our drivers, which was partially offset by a 0.6% reduction in the cost of employee benefits for the second quarter of 2001 as compared to the same quarter of 2000. The increase in operations and maintenance costs was primarily the result of a 2.6% increase in purchased transportation costs used in conjunction with our logistics brokerage service, a 0.6% increase in the cost of repairs and maintenance of the Company's road tractor and road trailer fleets and, to a lesser extent, an increase of $.029 per gallon in the average cost of fuel in the second quarter of this year compared to the same period last year partially offset by an increase in average fuel efficiency to
6.51 miles per gallon in 2001 from 6.42 in 2000. The decrease in insurance and claims expense was primarily the result of a 34.7% decline in the number of accidents involving company drivers and revenue equipment from 860 accidents in the second quarter of 2000 to 562 in the same quarter of 2001. The decrease in depreciation and amortization expense, on a percentage of revenue basis, was the result of better utilization of the Company's revenue equipment. The increase in the average miles per tractor per week equated to an additional $4.7 million in revenue for the second quarter of 2001, which served to drive depreciation and amortization down 0.8% as a percentage of revenue. The decrease in other expenses, relative to revenues, was primarily related to a reduction in recruiting and training expenses and an increase in the average revenue per mile.

     As a result of the foregoing factors, operating income decreased 55.0% to $1.6 million, or 2.3% of revenues, in 2001 from $3.5 million, or 6.0% of revenues, in 2000.

     Interest expense decreased 21.7% to $1.2 million in 2001 from $1.5 million in 2000, resulting primarily from interest rate decreases on the Company's Senior Credit Facility and, to a lesser extent, from a decrease in average borrowings under TRAC leases.

     As a result of the above, income before income taxes decreased 76.6% to $0.5 million, or 0.6% of revenues, in 2001 from $1.9 million, or 3.3% of revenues, in 2000.

     The Company's effective tax rate decreased to 38.6% in 2001 from 39.2% in 2000. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 76.4% to $0.3 million, or 0.3% of revenues, in 2001 from $1.2 million, or 2.0% of revenues, in 2000, representing a decrease of 76.9% in diluted net income per share to $.03 from $.13. The number of shares used in the calculation of diluted net income per share for the second quarters of 2001 and 2000 were 9,266,526 and 9,302,194, respectively. Total shares outstanding at June 30, 2001, were 9,232,137.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Operating revenues increased 10.3% to $125.1 million in 2001 from $113.5 million in 2000. The Company believes this increase is due primarily to the reduction in unassigned tractors and additional business from existing customers and, to a lesser extent, the new marketing efforts implemented for the Company's logistics services, dedicated fleet operations, and private fleet conversions. Average revenue per mile increased to $1.185 in 2001 from $1.173 in 2000. The number of shipments increased 14.9% to 114,070 in 2001 from 99,293 in 2000. This volume improvement was made possible by an increase of 1.8% in the average number of tractors operated from 1,736 in 2000 to 1,767 in 2001, but to a greater extent, the fact that the number of unassigned tractors has dramatically declined and almost all of our tractors have been assigned to a driver during most of 2001. As a result of the improved driver situation, miles per tractor per week increased 7.1% from 2,196 in 2000 to 2,352 in 2001. However, the empty mile factor increased to 9.79% in 2001 from 8.98% of paid miles in the first six months of 2000. The increased empty mile factor was primarily the result of the average length of haul declining 5.9% from 887 miles in 2000 to 835 miles this year.

     Operating expenses and costs as a percentage of revenues increased to 98.3% in 2001 from 96.2% in 2000. This change resulted primarily from increases, on a percentage of revenue basis, in salaries, wages and employee benefits and operations and maintenance costs. These increases were partially offset by decreases, on a percentage of revenue basis, in insurance and claims, depreciation and amortization, and other expenses. The increase in salaries, wages and employee benefits was primarily the result of a 3.3% increase in the average rate per mile paid to our drivers partially offset by a 0.4% reduction in the cost of employee benefits for the first six months of 2001 as compared to the same period of 2000. The increase in operations and maintenance costs was primarily the result of a 2.0% increase in purchased transportation costs used in conjunction with our logistics brokerage service, and 0.7% increase in the cost of repairs and maintenance of the Company's road tractor and road trailer fleets. The decrease in insurance and claims expense was primarily the result of a 28.3% decline in the number of accidents involving company drivers and revenue equipment from 1,770 accidents in the six-month period ended June 30, 2000 to 1,270 in the same period of 2001. The decrease in depreciation and amortization expense, on a percentage of revenue basis, was the result of better utilization of the Company's revenue equipment. The increase in the average miles per tractor per week equated to an additional $8.1 million in revenue for 2001, which served to drive depreciation and amortization down 0.9% as a percentage of revenue. The decrease in other expenses, relative to revenues, was primarily related to a reduction in recruiting and training expenses and an increase in the average revenue per mile.

     As a result of the foregoing factors, operating income decreased 49.6% to $2.2 million, or 1.7% of revenues, in 2001 from $4.3 million, or 3.8% of revenues, in 2000.

     Interest expense decreased 14.4% to $2.4 million in 2001 from $2.9 million in 2000, resulting primarily from interest rate decreases on the Company's Senior Credit Facility and, to a lesser extent, from a decrease in average borrowings under TRAC leases.

     As a result of the above, income before income taxes decreased 116.1% to a loss of $0.2 million, or (0.3%) of revenues, in 2001 from income of $1.3 million, or 1.1% of revenues, in 2000.

     The Company's effective tax rate increased to 39.4% in 2001 from 39.2% in 2000. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 116.1% to a net loss of $0.1 million, or (0.2%) of revenues, in 2001 from a profit of $0.8 million, or 0.7% of revenues, in 2000, representing a decrease of 112.5% in diluted net income per share to a net loss per share of $.01 from net income per share of $.08. The number of shares used in the calculation of diluted net income per share for 2001 and 2000 were 9,261,319 and 9,297,256, respectively.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of the Company. Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. Diesel prices increased significantly during 2000 and were slightly higher when comparing the average price per gallon for the first six months of 2001 to the first six months of 2000. There can be no assurance that diesel prices will not increase further or that they will remain below the higher prices experienced in prior periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

         On April 28, 2000, the Company signed a senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and Firstar Bank, N.A. are participants in the Senior Credit Facility. The Company repaid the balance due under the General Line of Credit with Deposit Guaranty National Bank in the amount of $36.1 million and subsequently terminated the General Line of Credit on April 28, 2000. As of June 30, 2001, approximately $21.3 million was available under the Senior Credit

Facility. The Senior Credit Facility matures on April 28, 2005, prior to which time and, subject to certain conditions, the balance outstanding may be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus 1/2% or LIBOR plus a certain percentage, which is determined based on the Company's ratio of total funded debt to EBITDAR to determine the points to be added to the base LIBOR rate. The effective interest rate on the Company's borrowings under the Senior Credit Facility for the quarter ending June 30, 2001 was 6.12%. A quarterly commitment fee is payable on the unused credit line and bears a rate which is determined based on the Company's ratio of total funded debt to EBITDAR to determine the applicable rate. As of June 30, 2001 the rate was 0.4%. The Senior Credit Facility is collateralized by accounts receivable and all otherwise unencumbered equipment. On March 30, 2001, the Company amended its Senior Credit Facility to modify the covenants and more accurately align them with the Company's recent operating performance resulting from the general economic conditions in the truckload market. The Company modified its grid pricing which is based on its Total Funded Debt to EBITDAR ratio. The amended applicable rate increments were increased slightly for certain Total Funded Debt to EBITDAR ratios. The Company does not expect the increase in rates to have a significant impact on the Company's financial statements.

     The continued growth of the Company's business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's General Line of Credit or Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and occasionally with borrowings under the General Line of Credit or Senior Credit Facility. The Company has relied significantly on the General Line of Credit or Senior Credit Facility to meet working capital requirements since the acquisition of the assets of CCC Express. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $17.7 million for the six months ending June 30, 2001 and $13.6 million for the six months ending June 30, 2000.

     The Company is a party to a lease commitment agreement (the "Equipment TRAC Lease Commitment"), dated November 19, 1997, to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended on October 12, 1999 to provide for additional borrowings of up to $6,000,000 and was available until October 12, 2000. Each capital lease under this lease commitment has a repayment period of either 36 or 42 months. As of June 30, 2001, capital leases in the aggregate principal amount of $18.3 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 5.76% per annum.

     On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A was amended on November 7, 2000 to provide for a maximum borrowing amount of approximately $16.5 million. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of June 30, 2001, $8.7 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three-year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of June 30, 2001, capital leases in the aggregate principal amount of $7.5 million were outstanding under this lease commitment with an average interest rate of 6.63% per annum. During the six-month period ended June 30, 2001, the Company did not enter into any capital leases under this lease commitment.

     On January 31, 2000, the Company entered into a lease commitment agreement (the "2000 TRAC Lease Commitment B"), dated January 31, 2000, to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment B was amended on October 18, 2000 to provide for a maximum borrowing amount of approximately $19.6 million. Each capital lease will have a repayment period of either 36 or 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of June 30, 2001, $12.3 million remained available under the 2000 Equipment TRAC Lease Commitment B. The interest rate on the capital leases under this lease commitment fluctuates in relation to the one year LIBOR as published in The Wall Street Journal and is fixed upon execution of a lease. As of June 30, 2001, capital leases in the aggregate principal amount of $7.0 million were outstanding under this lease commitment with an average interest rate of 6.58% per annum. During the six-month period ended June 30, 2001, the Company did not enter into any capital leases under this lease commitment.

     As of June 30, 2001, the Company had debt obligations of approximately $72.2 million, including amounts borrowed under the facilities described above, of which approximately $9.7 million were current obligations. During the six-month period ending June 30, 2001, the Company made borrowings under the Senior Credit Facility of $72.0 million, while retiring $78.4 million in debt under the Senior Credit Facility and the other debt facilities described above. The retired debt had an average interest rate of approximately 7.46%.

     During the years 2001 and 2002, the Company plans to make approximately $99.8 million in capital expenditures. At June 30, 2001, the Company was committed to spend $40.2 million of this amount for revenue equipment in 2001, and $52.7 million of this amount is currently budgeted for revenue equipment in 2002. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

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

     On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period depending upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. As of June 30, 2001, the Company had purchased 289,800 shares pursuant to this new authorization at an aggregate purchase price of $2.5 million and had resold 29,218 of these shares under the Company's Employee Stock

Purchase Plan. The Board of Directors has authorized the retirement of 241,733 shares of treasury stock that had been purchased at an aggregate cost of $2.1 million. The Company may continue to purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement has been amended by SFAS No. 137 and is effective for all quarters of fiscal years beginning after June 15, 2000. It establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. The adoption had no effect on earnings or the financial position of the Company.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At June 30, 2001, the Company had $37.4 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     As reported in the notes to the financial statements in the Liquidity and Capital Resources section of this Form 10-Q, as of April 28, 2000, the Company entered into the Senior Credit Facility with a multibank group. All amounts due under the General Line of Credit were repaid at that time and the facility was closed. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At July 16, 2001, the Company had $35.9 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

PART II.          OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders of the Company was held on May 2, 2001. At the meeting, the stockholders elected the person set forth in the table below to serve as a director for a term expiring at the 2004 Annual Meeting of
Stockholders:

                                       Votes                 Votes                Broker
             Nominee                    For                Withheld              Non-Votes
             -------                    ---                --------              ---------
         Robert M. Powell             7,828,490              83,395                 -0-

         James B. Speed               7,825,502              83,383                 -0-

Item 6. Exhibits and Reports on Form 8-K.

        (A)  Exhibits

             11.1 Statement Re: Computation of Earnings (Loss) Per Share

        (B)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     USA TRUCK, INC.
                                     (Registrant)


Date:    July 18, 2001                    /s/  ROBERT M. POWELL
      -------------------            ------------------------------------------
                                     ROBERT M. POWELL
                                     Chairman, President and
                                     Chief Executive Officer

Date:    July 18, 2001                    /s/  JERRY D. ORLER
      -------------------            ------------------------------------------
                                     JERRY D. ORLER
                                     Vice President-Finance and
                                     Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.


                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER        DESCRIPTION                                                  PAGE
-------       -----------                                              ------------
 11.1         Statement Re: Computation of Earnings (Loss) Per Share        19