Form 10-Q
period 2001-09-30
USA TRUCK INC
filed 2001-10-18
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ]

         transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from                  to                .
                                ---------------     -------------

                         Commission file number 0-19858

                                 USA TRUCK, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                  71-0556971
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

    3200 INDUSTRIAL PARK ROAD
        VAN BUREN, ARKANSAS                                72956
(Address of principal executive office-s)                (Zip Code)

                                 (501) 471-2500
              (Registrant's telephone number, including area code)

                                 Not applicable
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

     As of October 15, 2001, the Registrant had outstanding 9,247,946 shares of common stock, $.01 par value per share.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)                                                                   Page
                                                                                                                 ----
                  Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000                 3

                  Condensed Consolidated Statements of Operations - Three Months Ended and Nine Months
                    Ended September 30, 2001 and 2000                                                              4

                  Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001
                    and 2000                                                                                       5

                  Notes to Condensed Consolidated Financial Statements - September 30, 2001                        6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                          16

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                    17

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                                 USA TRUCK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,    December 31,
                                                                                     2001            2000(1)
                                                                                -------------    -------------
                                                                                 (unaudited)       (audited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   1,283,196    $   1,674,730
    Accounts Receivable:
      Trade - less allowance for doubtful accounts
        (2001 - $319,299; 2000 - $303,203)                                         32,295,787       30,019,565
      Other                                                                         1,603,117        3,853,642
    Inventories                                                                       459,355          382,639
    Deferred income taxes                                                           1,784,671        1,607,633
    Prepaid expenses and other current assets                                       3,340,241        4,200,618
                                                                                -------------    -------------
         Total current assets                                                      40,766,367       41,738,827




    PROPERTY AND EQUIPMENT                                                        203,940,376      203,146,633
    ACCUMULATED DEPRECIATION AND AMORTIZATION                                     (60,669,607)     (55,417,751)
                                                                                -------------    -------------
                                                                                  143,270,769      147,728,882

Other assets                                                                          141,497          451,115
                                                                                -------------    -------------
         Total assets                                                           $ 184,178,633    $ 189,918,824
                                                                                =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Bank drafts payable                                                         $   1,694,080    $   1,487,086
    Trade accounts payable                                                          3,154,528        5,870,192
    Accrued expenses                                                               14,443,215       10,131,717
    Current maturities of long-term debt                                           11,185,290       12,867,611
                                                                                -------------    -------------
         Total current liabilities                                                 30,477,113       30,356,606

LONG-TERM DEBT, LESS CURRENT MATURITIES                                            59,308,557       65,660,268
DEFERRED INCOME TAXES                                                              21,195,399       21,111,025
INSURANCE AND CLAIMS ACCRUALS                                                       2,701,165        2,810,214

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value; 1,000,000 shares authorized:
      none issued                                                                          --               --
    Common Stock, $.01 par value; 16,000,000 shares authorized; issued shares
      (2001 - 9,263,693; 2000 - 9,282,889)                                             92,637           92,829
    Additional paid-in capital                                                     11,099,025       11,318,279
    Retained earnings                                                              59,397,824       58,934,889
     Less treasury stock, at cost (2001 - 16,492; 2000 - 59,835)                      (93,087)        (365,286)
                                                                                -------------    -------------
         Total stockholders' equity                                                70,496,399       69,980,711
                                                                                -------------    -------------
         Total liabilities and stockholders' equity                             $ 184,178,633    $ 189,918,824
                                                                                =============    =============

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

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,
                                            -----------------------------    ------------------------------
                                                 2001           2000             2001             2000
                                            -------------   -------------    -------------    -------------
OPERATING REVENUES                          $  64,867,371   $  55,532,933    $ 189,996,378    $ 169,025,826

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits      27,349,174      22,481,959       81,082,402       68,134,094
    Operations and maintenance                 21,450,541      17,600,858       62,943,082       52,735,960
    Operating taxes and licenses                  856,117       1,003,875        2,962,626        3,197,401
    Insurance and claims                        3,663,501       2,986,921        9,922,409        9,469,520
    Communications and utilities                  669,335         722,640        2,029,995        2,123,618
    Depreciation and amortization               6,530,735       6,452,810       19,912,967       20,000,254
    Other                                       2,068,187       2,185,590        6,706,305        6,989,803
                                            -------------   -------------    -------------    -------------
                                               62,587,590      53,434,653      185,559,786      162,650,650
                                            -------------   -------------    -------------    -------------
OPERATING INCOME                                2,279,781       2,098,280        4,436,592        6,375,176
OTHER EXPENSES (INCOME):
    Interest expense                            1,075,771       1,286,366        3,520,067        4,141,415
    Loss on disposal of assets                    234,062          27,333          200,459          126,752
    Other, net                                      3,658         (58,111)         (41,602)         (27,924)
                                            -------------   -------------    -------------    -------------
                                                1,313,491       1,255,588        3,678,924        4,240,243
                                            -------------   -------------    -------------    -------------
INCOME BEFORE INCOME TAXES                        966,290         842,692          757,668        2,134,933
INCOME TAX EXPENSE                                377,003         330,335          294,733          836,894
                                            -------------   -------------    -------------    -------------

NET INCOME                                  $     589,287   $     512,357    $     462,935    $   1,298,039
                                            =============   =============    =============    =============

PER SHARE INFORMATION:
    Average shares outstanding (Basic)          9,235,520       9,257,973        9,240,333        9,299,393
                                            =============   =============    =============    =============
    Basic net income per share              $        0.06   $        0.06    $        0.05    $        0.14
                                            =============   =============    =============    =============

    Average shares outstanding (Diluted)        9,277,221       9,264,116        9,281,664        9,305,409
                                            =============   =============    =============    =============
    Diluted net income per share            $        0.06   $        0.06    $        0.05    $        0.14
                                            =============   =============    =============    =============

           See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                 ----------------------------
                                                                      2001           2000
                                                                 ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                     $    462,935    $  1,298,039
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                    19,912,967      20,000,254
  Provision for doubtful accounts                                      46,000          30,850
  Deferred income taxes                                               (92,664)      1,168,882
  Loss on disposal of assets                                          200,459         126,752
  Changes in operating assets and liabilities:
    Receivables                                                       (71,697)      3,342,220
    Inventories, prepaid expenses and other current assets            783,661         211,576
    Bank drafts payable, accounts payable and accrued expenses      1,802,828        (190,060)
    Insurance and claims accruals - long-term                        (109,049)        497,500
                                                                 ------------    ------------
         Net cash provided by operating activities                 22,935,440      26,486,013

INVESTING ACTIVITIES:
  Purchases of property and equipment                             (23,445,777)    (16,965,425)
  Proceeds from sale of assets                                      9,931,125      10,825,851
  Changes in other assets                                             309,618          (9,682)
                                                                 ------------    ------------
         Net cash used by investing activities                    (13,205,034)     (6,149,256)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                  92,502,000      66,432,545
  Proceeds from the exercise of stock options                              11              --
  Proceeds from sale of treasury stock                                 52,742          95,841
  Payments to repurchase common stock                                      --        (163,944)
  Principal payments on long-term debt                            (91,640,000)    (74,922,545)
  Principal payments on capitalized lease obligations             (11,036,693)    (10,329,892)
                                                                 ------------    ------------
          Net cash used by financing activities                   (10,121,940)    (18,887,995)
                                                                 ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (391,534)      1,448,762
Cash and cash equivalents at beginning of period                    1,674,730       2,145,707
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $  1,283,196    $  3,594,469
                                                                 ============    ============

           See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 2000.

NOTE B--COMMITMENTS

     As of September 30, 2001, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $11.9 million in 2001. As part of these commitments, the Company has remaining contracts for the purchase of 149 tractors and the sale of 177 tractors during 2001. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment. If these contracts are completed, the Company will recognize an after-tax, non-cash loss from such sales of up to $0.1 million during the fourth quarter of 2001. The low sales prices for these vehicles will likely be the result of an unusually poor used tractor market caused, for the most part, by oversupply of vehicles. Beginning in the fourth quarter of 2000, the Company increased slightly the depreciation rate on some of its tractors, which will result in a slightly increased charge to net income for 2001. Provided the Company can secure better pricing, it will attempt to limit this loss by selling these tractors to unrelated third-parties which could yield prices closer to book values on these tractors and reduce these contractual capital losses.

     The Company does not intend to trade revenue equipment during the calendar year 2002 because of the continued depression in the used tractor market. The Company does intend to purchase additional tractors and trailers in 2002, but has not yet entered into any purchase contracts. The Company is also considering several alternative plans to extend the useful lives on those groups of tractors that would have traded in 2002 under normal used tractor market conditions. These extended lives will yield an increased depreciation charge to net income in 2002, though their dollar impact is not yet known.

     The Company will aggressively pursue selling to unrelated third parties the tractors on which useful lives have been extended if we can secure satisfactory pricing through our internal tractor sales efforts. Anytime the market price equals the book value on such equipment, we will sell it immediately even if it has not yet served its full extended life. The Company will continue to take all necessary measures to minimize the effects of that poor used tractor market on net income.

     Extending the lives on tractors will also result in an increased charge to net income in 2002 for maintenance costs. Although the dollar impact cannot be accurately estimated, the Company is taking steps to minimize it through an expansion of its maintenance facilities in Laredo, TX and the Pennsylvania area as well as an expanded facility in Butler Township, OH.

     The Company has a commitment for the expanded terminal facility in Butler Township, OH. Construction began in the third quarter of 2001 and completion is expected by the second quarter of 2002. Approximately $3.0 million remains.

NOTE C--CAPITAL STOCK TRANSACTIONS

     During the nine-month period ended September 30, 2001, the Company did not repurchase any of its outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in July 1998. That authorization expired in September 2001. However, the Company did distribute 2,357 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such plan during the quarter ended September 30, 2001.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. As of September 30, 2001, the Company had $127,600 of goodwill on its balance sheet. The adoption of these standards are not expected to have a material effect on the Company's financial statements.

NOTE  E -- SUBSEQUENT EVENTS

On October 17, 2001, the Company announced that its Board of Directors had authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization is effective immediately. The Board of Directors previously authorized the Company to purchase up to 500,000 shares of its common stock during the three-year period from September 1998 to September 2001. Under this previous authorization, the Company had repurchased 289,800 shares of common stock as of October 17, 2001.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                           -----------------------         -----------------------
                                                            2001            2000             2001           2000
                                                           -------         -------         --------        -------
OPERATING REVENUES                                          100.0%           100.0%         100.0%          100.0%

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits                    42.2             40.5           42.7            40.3
    Operations and maintenance                               33.1             31.7           33.1            31.2
    Operating taxes and licenses                              1.3              1.8            1.6             1.9
    Insurance and claims                                      5.6              5.4            5.2             5.6
    Communications and utilities                              1.0              1.3            1.1             1.3
    Depreciation and amortization                            10.1             11.6           10.5            11.8
    Other                                                     3.2              3.9            3.5             4.1
                                                            -----            -----          -----           -----
                                                             96.5             96.2           97.7            96.2
                                                            -----            -----          -----           -----
OPERATING INCOME                                              3.5              3.8            2.3             3.8
OTHER EXPENSES (INCOME):
    Interest expense                                          1.7              2.3            1.9             2.5
    Loss on disposal of assets                                0.4               --            0.1             0.1
    Other, net                                                 --             (0.1)            --              --
                                                            -----            -----          -----           -----
                                                              2.1              2.2            2.0             2.6
                                                            -----            -----          -----           -----
INCOME BEFORE INCOME TAXES                                    1.4              1.6            0.3             1.2
INCOME TAX EXPENSE                                            0.6              0.6            0.2             0.5
                                                            -----            -----          -----           -----

NET INCOME                                                    0.8%             1.0%           0.1%            0.7%
                                                            =====            =====          =====           =====

RESULTS OF OPERATIONS

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

     Operating revenues increased 16.8% to $64.9 million in the third quarter of 2001 from $55.5 million for the same quarter of 2000. The Company believes this increase is due primarily to the reduction in unmanned tractors, additional business from existing customers and, to a lesser extent, the marketing efforts by the Company's logistics services, increased dedicated fleet operations, and private fleet conversions. Average revenue per mile increased to $1.204 in the third quarter of 2001 from $1.198 in the same quarter of 2000. The number of shipments increased 18.5% to 58,979 in 2001 from 49,786 in 2000. This volume improvement was made possible by an increase of 2.4% in the average number of tractors operated from 1,738 in 2000 to

1,779 in 2001, and to a greater extent, the fact that the number of unmanned tractors has dramatically declined and almost all of our tractors have been assigned to a driver during the third quarter of 2001. As a result of the improved driver situation, miles per tractor per week increased 13.5% from 2,118 in 2000 to 2,403 in 2001. However, the empty mile factor increased to 9.48% in the third quarter of 2001 from 9.23% of paid miles in the third quarter of 2000. The increased empty mile factor was primarily the result of the average length of haul declining 2.1% from 845 miles in the third quarter of 2000 to 827 miles in the same quarter this year.

     Operating expenses and costs, as a percentage of revenues, increased to 96.5% in 2001 from 96.2% in 2000.

     The increase in salaries, wages and employee benefits was primarily the result of a 3.4% of revenue increase in driver pay which was a result of a 13% increase in the average rate per mile paid to our drivers resulting from the Company's driver pay increase effective October 1, 2000. This increase was partially offset by a 1.3% of revenue reduction in the cost of employee benefits for the third quarter of 2001 compared to the third quarter of 2000.

     The increase in operations and maintenance costs was primarily the result of a 3.3% of revenue increase in purchased transportation costs used in conjunction with our logistics and Mexican brokerage operations during the third quarter of 2001 compared to the third quarter of 2000. This increase was partially offset by a 2.16% of revenue reduction in fuel expense for the third quarter of 2001 compared to the same quarter a year ago. The average price per gallon decreased by $.122 from the third quarter of 2000 to the third quarter of this year.

     The decrease in operating taxes and licenses was primarily the result of a one-time $0.1 million sales tax refund and another $0.1 million adjustment to certain operating tax reserves to reflect lower than expected tax liabilities.

     The decrease in depreciation and amortization expense, on a percentage of revenue basis, was primarily the result of better utilization of the Company's revenue equipment and, to a lesser extent, an increase in revenue per mile for the third quarter of 2001 compared to the third quarter of 2000. The increase in the average miles per tractor per week and average revenue per mile equated to an additional $7.4 million in revenue for the third quarter of 2001.

     The decrease in other expenses, relative to revenues, was primarily related to a reduction in driver recruiting and training expenses. Driver recruiting and training expenses decreased by $0.4 million, or 28.2% in the third quarter of 2001 compared to the same quarter of 2000.

     As a result of the foregoing factors, operating income increased 8.6% to $2.3 million, or 3.5% of revenues, in 2001 from $2.1 million, or 3.8% of revenues, in 2000.

     Interest expense decreased 16.4% to $1.1 million in 2001 from $1.3 million in 2000, resulting primarily from interest rate decreases on the Company's Senior Credit Facility and, to a lesser extent, from a decrease in average borrowings under the Company's Senior Credit Facility and TRAC Leases.

     Loss on disposal of assets increased to 0.4% of revenue during the period ended September 30, 2001 compared to zero percent of revenue for the same period of 2000. The loss was the result of the contracted sale of certain tractors at market values below the book values of those tractors at the time of their sales.

     As a result of the above, income before income taxes increased 14.7% to $1.0 million, or 1.4% of revenues, in 2001 from $0.8 million, or 1.6% of revenues, in 2000.

     The Company's effective tax rate decreased to 39.0% in 2001 from 39.2% in 2000. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased 15.0% to $0.6 million, or 0.8% of revenues, in 2001 from $0.5 million, or 1.0% of revenues, in 2000. Diluted net income per share remained unchanged at $.06 for the third quarter of 2001 when compared to the same quarter of 2000. The number of shares used in the calculation of diluted net income per share for the third quarters of 2001 and 2000 were 9,277,221 and 9,264,116, respectively. Total shares outstanding at September 30, 2001, were 9,247,201.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Operating revenues increased 12.4% to $190.0 million in 2001 from $169.0 million in 2000. The Company believes this increase is due primarily to the reduction in unassigned tractors and additional business from existing customers and, to a lesser extent, the marketing efforts by the Company's logistics services, increased dedicated fleet operations, and private fleet conversions. Average revenue per mile increased to $1.192 in 2001 from $1.181 in 2000. The number of shipments increased 16.1% to 173,049 in 2001 from 149,079 in 2000. This volume improvement was made possible by an increase of 2.0% in the average number of tractors operated from 1,736 in 2000 to 1,771 in 2001, but to a greater extent, the fact that the number of unassigned tractors has dramatically declined and almost all of our tractors have been assigned to a driver during most of 2001. As a result of the improved driver situation, miles per tractor per week increased 9.2% from 2,170 in 2000 to 2,369 in 2001. However, the empty mile factor increased to 9.68% of paid miles in 2001 from 9.06% of paid miles in the first nine months of 2000. The increased empty mile factor was primarily the result of the average length of haul declining 4.7% from 873 miles in 2000 to 832 miles this year.

     Operating expenses and costs as a percentage of revenues increased to 97.7% in 2001 from 96.2% in 2000.

     The increase in salaries, wages and employee benefits was primarily the result of a 3.4% of revenue increase in driver wages which was a result of a 13% increase in the average rate per mile paid to our drivers. This increase was partially offset by a 0.7% reduction in the cost of employee benefits for the first nine months of 2001 as compared to the same period of 2000.

     The increase in operations and maintenance costs was primarily the result of a 2.6% of revenue increase in purchased transportation costs used in conjunction with our logistics and Mexican brokerage operations. This increase was partially offset by a 0.9% of revenue decrease in the cost of fuel. The average price per gallon decreased by $.032 for the first nine months of 2001 compared to the same period of 2000.

     The decrease in insurance and claims expense was primarily the result of a 34.1% decline in the frequency of accidents involving company drivers and revenue equipment from 14.9 accidents per million miles in the nine-month period ended September 30, 2000 to 9.8 accidents per million miles in the same period of 2001.

     The decrease in depreciation and amortization expense, on a percentage of revenue basis, was primarily the result of better utilization of the Company's revenue equipment and, to a lesser extent, an increase in revenue per mile for the third quarter of 2001 compared to the third quarter of 2000. The increase in the average miles per tractor per week and average revenue per mile equated to an additional $13.6 million in revenue for the nine-month period ended September 30, 2001.

     The decrease in other expenses, relative to revenues, was primarily related to a reduction in driver recruiting and training expenses. Driver recruiting and training expenses decreased $0.7 million, or 18.4% for the nine-month period ended September 30, 2001 compared to the same period of 2000.

     As a result of the foregoing factors, operating income decreased 30.4% to $4.4 million, or 2.3% of revenues, in 2001 from $6.4 million, or 3.8% of revenues, in 2000.

     Interest expense decreased 15.0% to $3.5 million in 2001 from $4.1 million in 2000, resulting primarily from interest rate decreases on the Company's Senior Credit Facility and, to a lesser extent, from a decrease in average borrowings under the Company's Senior Credit Facility and TRAC leases.

     As a result of the above, income before income taxes decreased 64.5% to $0.8 million, or 0.3% of revenues, in 2001 from income of $2.1 million, or 1.2% of revenues, in 2000.

     The Company's effective tax rate decreased to 38.9% in 2001 from 39.2% in 2000. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income decreased 64.3% to $0.5 million, or 0.1% of revenues, in 2001 from $1.3 million, or 0.7% of revenues, in 2000, representing a decrease of 64.3% in diluted net income per share to $.05 for the nine-month period ended September 30, 2001 from $.14 in the same period of 2000. The number of shares used in the calculation of diluted net income per share for 2001 and 2000 were 9,281,664 and 9,305,409, respectively.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of the Company. Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. Diesel prices increased significantly during 2000 and were slightly lower when comparing the average price per gallon for the first nine months of 2001 to the first nine months of 2000. There can be no assurance that diesel prices will not increase further or that they will remain below the higher prices experienced in prior periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

         On April 28, 2000, the Company signed a senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and Firstar Bank, N.A. are participants in the Senior Credit Facility. As of September 30, 2001, approximately $22.9 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 28, 2005, prior to which time and, subject to certain conditions, the balance outstanding may be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus 1/2% or LIBOR plus a certain percentage, which is determined based on the Company's ratio of total funded debt to EBITDAR to determine the points to be added to the base LIBOR rate. The effective interest rate on the Company's borrowings under the Senior Credit Facility for the quarter ending September 30, 2001 was 5.97%. A quarterly commitment fee is payable on the unused credit line and bears a rate which is determined based on the Company's ratio of total funded debt to EBITDAR to determine the applicable rate. As of September 30, 2001 the rate was 0.3%. The Senior Credit Facility is collateralized by accounts receivable and all otherwise unencumbered equipment. On March 30, 2001, the Company amended its Senior Credit Facility to modify the covenants and more accurately align them with the Company's recent operating performance resulting from the general economic conditions in the truckload market. The Company modified its grid pricing which is based on its Total Funded Debt to EBITDAR ratio. The amended applicable rate increments were increased slightly for certain Total Funded Debt to EBITDAR ratios. The Company does not expect the increase in rates to have a significant impact on the Company's financial statements.

         The continued growth of the Company's business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and occasionally with borrowings under the Senior Credit Facility. The Company has relied significantly on the Senior Credit Facility to meet working capital requirements since the acquisition of the assets of CCC Express on November 1, 1999. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $22.9 million for the nine-month period ended September 30, 2001 and $26.5 million for the nine-month period ended September 30, 2000.

         On November 19, 1997, the Company entered into a lease commitment agreement (the "Equipment TRAC Lease Commitment") to facilitate the leasing of tractors. The Equipment TRAC Lease Commitment was amended on October 12, 1999 to provide for additional borrowings of up to $6,000,000 and was available until October 12, 2000. Each capital lease under this lease commitment has a repayment period of either 36 or 42 months. As of September

30, 2001, capital leases in the aggregate principal amount of $17.1 million were outstanding under the Equipment TRAC Lease Commitment with an average interest rate of 5.76% per annum.

         On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 Equipment TRAC Lease Commitment A") to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A was amended on November 7, 2000 to provide for a maximum borrowing amount of approximately $16.5 million. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of September 30, 2001, $7.3 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three-year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of September 30, 2001, capital leases in the aggregate principal amount of $9.2 million were outstanding under this lease commitment with an average interest rate of 6.12% per annum. During the nine-month period ended September 30, 2001, the Company entered into a capital leases under this lease commitment in the amount of $2.1 million.

         On January 31, 2000, the Company entered into a lease commitment agreement (the "2000 Equipment TRAC Lease Commitment B") to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment B was available until December 31, 2000. Each capital lease under this commitment has a repayment period of either 36 or 42 months. As of September 30, 2001, capital leases in the aggregate principal amount of $6.6 million were outstanding under this lease commitment with an average interest rate of 6.58% per annum.

         On October 18, 2000, the Company entered into a lease commitment agreement (the "2001 Equipment TRAC Lease Commitment A"), dated October 18, 2000, to facilitate the leasing of tractors. The 2001 Equipment TRAC Lease Commitment A was amended on August 2, 2001 to provide for a maximum borrowing amount of approximately $8.0 million during the remainder of the calendar year 2001. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of September 30, 2001, $8.0 million remained available under the 2001 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the one year LIBOR as published in The Wall Street Journal and is fixed upon execution of a lease. During the nine-month period ended September 30, 2001, the Company did not enter into any capital leases under this lease commitment.

         As of September 30, 2001, the Company had debt obligations of approximately $70.5 million, including amounts borrowed under the facilities described above, of which approximately $11.2 million were current obligations. During the nine-month period ended September 30, 2001, the Company made borrowings under the Senior Credit Facility of $90.5 million, while retiring $89.6 million in debt under the Senior Credit Facility and the other debt facilities described above. The retired debt had an average interest rate of approximately 7.48%.

         During the years 2001 and 2002, the Company plans to make approximately $70.9 million in capital expenditures. At September 30, 2001, the Company was committed to spend $40.1 million of this amount for revenue equipment in 2001, and $25.0 million of this amount is currently budgeted for revenue equipment in 2002. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

         The Senior Credit Facility, the 2000 TRAC Lease Commitment B, the 2001 TRAC Lease Commitment A, equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2001. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, equipment leases, the Senior Credit Facility, the 2000 TRAC Lease Commitment B, and the 2001 TRAC Lease Commitment A for the foreseeable future.

     On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period ending September 30, 2001 depending upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. As of September 30, 2001, the Company had purchased 289,800 shares pursuant to this new authorization at an aggregate purchase price of $2.5 million and had resold 31,575 of these shares under the Company's Employee Stock Purchase Plan. The Board of Directors has authorized the retirement of 241,733 shares of treasury stock that had been purchased at an aggregate cost of $2.1 million.

     See Note E to the financial statements of this quarter's Form 10-Q for subsequent event information pertaining to the Company's stock repurchase program.

NEW ACCOUNTING PRONOUNCEMENTS

     See Note D to the financial statements of this quarter's Form 10-Q for a description of the most recent accounting pronouncements and their affect, if any, on the Company.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As reported in the notes to the financial statements and in the Liquidity and Capital Resources section of this Form 10-Q, as of April 28, 2000, the Company entered into the Senior Credit Facility with a multi-bank group. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At September 30, 2001, the Company had $35.8 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (A) Exhibits

            11.1 Statement Re: Computation of Earnings (Loss) Per Share

        (B) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the nine months ended September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       USA TRUCK, INC.
                                       ------------------------------
                                       (Registrant)


Date:         October 17, 2001            /s/  ROBERT M. POWELL
         ---------------------------   ----------------------------------------
                                       ROBERT M. POWELL
                                       Chairman, President and
                                       Chief Executive Officer

Date:         October 17, 2001            /s/  JERRY D. ORLER
         ---------------------------   ----------------------------------------
                                       JERRY D. ORLER
                                       Vice President-Finance and
                                       Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.

           Exhibit
           Number                     Exhibit
           ------                     -------
            11.1        Statement Re: Computation of Earnings (Loss) Per Share