Form 10-K
period 2001-12-31
USA TRUCK INC
filed 2002-03-22
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

       Registrant's telephone number, including area code: (479) 471-2500

           Securities registered pursuant to Section 12(b)of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 6, 2002 was $55,250,434 (The characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

         The number of shares outstanding of the Registrant's Common Stock, par value $ .01, as of March 6, 2002 is 9,311,716.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K into Which the
             Document                               Document is Incorporated
             --------                          --------------------------------
Portions of the Proxy Statement to be                      Part III
 sent to stockholders in connection
     with 2002 Annual Meeting

                                 USA TRUCK, INC.

                                TABLE OF CONTENTS

ITEM NO.                                              CAPTION                                             PAGE
--------                                              -------                                             ----
                                                      PART I
1.          Business.................................................................................       1
2.          Properties...............................................................................       6
3.          Legal Proceedings........................................................................       7
4.          Submission of Matters to a Vote of Security Holders......................................       8

                                                      PART II

5.          Market for Registrant's Common Equity and Related Stockholder Matters....................       8
6.          Selected Financial Data..................................................................       9
7.          Management's Discussion and Analysis of Financial Condition and Results of Operations....      10
7A.         Quantitative and Qualitative Disclosure about Market Risk................................      16
8.          Financial Statements and Supplementary Data..............................................      17
9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....      33

                                                     PART III

10.         Directors and Executive Officers of the Registrant.......................................      33
11.         Executive Compensation...................................................................      33
12.         Security Ownership of Certain Beneficial Owners and Management...........................      33
13.         Certain Relationships and Related Transactions...........................................      33

                                                      PART IV

14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................      34
            Signatures...............................................................................      37

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

         USA Truck transports freight in truckload quantities from individual shippers to single or multiple destinations on an as-needed basis. Its business consists primarily of medium haul shipments, more than 700 but less than 1,200 miles. For 1999, 2000, and 2001, the average length of haul for Company tractors was 908 miles, 871 miles and 826 miles, respectively.

         The Company's principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and its telephone number is (479) 471-2500.

BUSINESS STRATEGY

         USA Truck's principal competitive strength is its ability and commitment to consistently provide superior service to shippers. Although price is a primary concern to all shippers, many of the Company's customers are high-volume shippers that require a flexible and dependable source of motor carrier service tailored to specific needs, including pickup or delivery within narrow time windows. The Company's strategy is to provide a premium service to meet these needs and to charge compensating rates for such service. This approach has found increasing acceptance. See "Business--Competition".

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

         USA Truck utilizes cost-efficient communications throughout its operations. The Company provides EDI (electronic data interchange) arrangements with several of its largest customers, providing them with access through their computer systems to current information on the status of their shipments. The Company utilizes two-way, satellite based mobile messaging and position-locating equipment in all of its tractors. This equipment is designed to fulfill customers' heightened need for real-time transit information as well as provide the Company with an enhanced and cost-effective method of communications between its drivers and its operations personnel. The system provides fleet managers the ability to contact drivers virtually anywhere in the Company's market area. These capabilities are intended to shorten response time to customers, as well as to allow drivers uninterrupted rest time while awaiting assignment.

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

         These communication and data processing capabilities enhance operating efficiency by providing immediate access to detailed information concerning equipment, cargo, customer locations, credit history, billing arrangements and specific customer requirements. They also permit the Company to respond quickly and accurately to customers' requests and assist in balancing equipment availability throughout its market area. Management believes these information software systems and computer hardware will be sufficient to support the Company's expansion plans at least through 2003 without substantial additional expenditures in the data processing area.

         The Company offers additional services through its USA Logistics Division. USA Logistics provides many services that are not generally available through the general fleet including, but not limited to, dedicated fleet services, private fleet conversions, brokerage services and third party logistics ("3PL") services. USA Logistics represented 6.9%, 9.7% and 12.3% of Company revenues in 1999, 2000 and 2001, respectively.

MARKETING AND SALES

         The Company focuses its marketing efforts on customers with demanding requirements and heavy shipping needs within the primary regions where the Company operates. This permits the Company to concentrate available equipment in its primary service area, enabling it to be more responsive to customer needs. USA Truck's Marketing and Operations Departments have primary responsibility for developing and implementing the Company's marketing strategy and retaining customer accounts.

         The Marketing Department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. A high percentage of the Company's business is from repeat customers. For the year ended December 31, 2001, at least 95% of USA Truck's operating revenues were derived from customers that were customers of the Company prior to 2001.

         USA Truck establishes rates through individual negotiations with customers and through contracts tailored to the specific needs of shippers.

         For the year ended December 31, 2001, the Company's ten largest customers accounted for 32% of revenues and its three largest customers accounted for approximately 13% of revenues, with more than 1,800 other customers accounting for the balance. No single customer accounted for more than 10% of revenues.

         Although the Company prefers direct relationships with its shippers, significant marketing activity takes place through 3PL providers. Securing freight through a third party benefits the Company by providing access to a variety of volume shippers, many of which require their carriers to conduct business with their designated third party. Conversely, such third party arrangements reduce the Company's direct relationship with its shippers.

         Customers are generally required to have credit approval before dispatch. The Company bills customers at or shortly after delivery, and, for the last three years, receivables collection has averaged approximately 35 days from the billing date.

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

         The average distance between loads as a percentage of total miles (empty mile factor) is a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. The Company's commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if the Company delayed the pickup until a tractor became available in the area. USA Truck's empty mile factor was 9.82% for the year ended December 31, 2001.

         Fleet managers supervise fleets of approximately 63 drivers each and serve as the drivers' primary contact with the Company. Fleet managers monitor the location of equipment and direct its movement in the most efficient and safe manner practicable.

DRIVERS AND OTHER PERSONNEL

         Driver recruitment and retention are vital to the success of the Company. Recruiting drivers is difficult because Company standards are high and because of declining enrollment in driving schools. Retention is difficult because of wage and job fulfillment considerations. Driver turnover, especially in the early months of employment, is a significant problem, and the competition for qualified drivers is intense. Although USA Truck has experienced difficulty with driver turnover, it has been able to attract and retain a sufficient number of qualified drivers to support its operations. To attract and retain drivers, the Company must continue to provide safe, attractive and comfortable equipment, direct access to management and competitive wages and benefits designed to encourage longer-term employment.

         Drivers' pay is calculated on the basis of miles driven and increases with tenure. In 2001, drivers averaged 460 paid miles per workday. In October 2000, the Company implemented a 16% driver pay increase. With this pay increase, the Company eliminated incentive pay from its pay package except for drivers in its dedicated services division. The pay increase substantially raised the experience level of the fleet and quickly enabled the Company to man 100% of the fleet with drivers by early 2001. In response, the Company developed a three-phase plan to bring driver wages more into line with historical levels while maintaining the improvements made in the areas of driver retention and safety. All three phases affect new hires only and have no effect on existing drivers. Phase-I, effective in the second quarter of 2001, capped the amount of experience paid to newly hired drivers. Phase-II, effective in the third quarter of 2001, lowered the pay scale for drivers with less than one year of industry experience in strategic points along that scale. Both of these changes served to level off the growth of driver wages. Phase-III, effective October 1, 2001, lowered the pay scale for drivers with more than a year of industry experience in strategic points along that scale. Phase-III is designed to reduce driver pay as a percent of revenue without substantially affecting the strides we have made in the areas of safety, recruiting and retention. The reduced pay scale remains very competitive among industry peers.

         As of December 31, 2001, USA Truck employed 2,373 persons, of which 1,874 were drivers, none of whom was represented by a collective bargaining unit. In the opinion of management, the Company's relationship with its employees is satisfactory.

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

         The Company incorporates many programs designed to manage fleet safety including, but not limited to, periodic meetings at remote facilities, a point system to evaluate individual driver safety, a company-wide communication network to facilitate rapid response to safety failures and a driver counseling and retraining system.

REVENUE EQUIPMENT AND MAINTENANCE

         The Company's current policy is to replace most tractors within 42 months from the date of purchase (see "Business--Revenue Equipment Acquisition Program" for details concerning the 2002 tractor trading schedule, which will extend beyond the standard 42 months), which permits the Company to maintain substantial warranty coverage throughout the period of ownership. USA Truck replaces its tractors and trailers based on various factors, including the used equipment market, prevailing interest rates, technological improvements, fuel efficiency and durability.

         The following table shows the number and age of revenue equipment owned and operated by the Company at December 31, 2001:

                                            Tractors                                     Trailers
                                   -----------------------------              -------------------------------
                                                       Average                                      Average
          Model                                         Months                                       Months
           Year                    Number             in Service              Number               in Service
          -----                    ------             ----------              ------               ----------
           2002                       353                      3                 259                        4
           2001                       441                     13                 124                       14
           2000                       523                     26                 726                       25
           1999                       325                     38                 343                       36
           1998                        74                     46                 715                       50
           1997                         5                     57                 296                       62
           1996                         1                     76                 329                       73
           1995                                                                  604                       84
           1994                                                                  240                       92
                                  -------                -------             -------                   ------
          Total                     1,722                     22               3,636                       51
                                  =======                =======             =======                   ======


         At December 31, 2001, USA Truck operated 1,722 conventional sleeper tractors and 3,636 van trailers. To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company buys tractors and trailers manufactured to its specifications. In deciding which equipment to buy, it considers a number of factors, including safety, economy, resale value and driver comfort. Most of the Company's tractors are equipped with Detroit Diesel Series 60 12.7-liter engines, air-ride suspension and anti-lock brakes. The Company's equipment is maintained through a strict preventive maintenance program designed to minimize equipment downtime and to enhance trade-in value.

         Beginning with the November 1995 trailer purchases, the Company began converting its trailer fleet from 48-foot long and 102 inches wide trailers to 53-foot long and 102 inches wide trailers. Because of this conversion process and additional trailers required to serve Mexico, the Company's trailer to tractor ratio was 2.1 to 1 at December 31, 2001. Management believes that a 2.1 to 1 ratio is sufficient for the Company's operations, in that it promotes efficiency and provides the flexibility needed to serve customer needs. As of December 31, 2001, 3,097 of the 3,636 trailers in the Company's trailer fleet were 53-foot models. All future purchases of fleet trailers will be 53-foot models, with the possible exception of specialized trailers for dedicated services. The Company is undertaking this conversion in order to meet its customers' requirements and to continue to provide an efficient balance between trailer capacity and weight and length limitations in the various states and Canada.

         During 2001, the Company financed revenue equipment purchases through either its collateralized, $60 million revolving credit agreement (the "Senior Credit Facility") or through lease-purchase arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". All of the Company's revenue equipment is pledged to secure its obligations under such financing arrangements.

         In addition to company-owned tractors, the Company contracts with owner-operators for the use of their tractors and drivers in the Company's operations. At December 31, 2001, 44 owner-operator tractors were under contract with the Company. The Company does not plan to increase the size of its owner-operator fleet significantly in proportion to its company-owned fleet in 2002.

REVENUE EQUIPMENT ACQUISITION PROGRAM

         During 2002 and 2003, the Company plans to acquire 221 and 1,104 new tractors and 517 and 720 new trailers, respectively. These acquisitions and the disposals during the year will result in net increases of 203 and 289 tractors and net increases of 506 and 720 trailers, respectively. As of March 13, 2002, contracts had been executed for the acquisition of all 221 tractors and 517 trailers to be acquired in 2002.

         The Company does not intend to trade revenue equipment during the calendar year 2002 because of the continued softness in the used tractor market. The Company has decided to extend the useful lives on those groups of tractors that would have traded in 2002 under normal used tractor market conditions. These extended lives (54 months) will yield an increased depreciation charge to pre-tax earnings in 2002 of approximately $0.4 million.

         The Company will aggressively pursue selling to unrelated third parties the tractors on which useful lives have been extended if it can secure satisfactory pricing through its internal tractor sales efforts. Anytime the market price equals the book value on such equipment, it will be sold immediately even if it has not yet served its full extended life. The Company will continue to take all necessary measures to minimize the effects of the poor used tractor market on net income.

         Extending the lives on tractors will also result in an increased charge to net income in 2002 for maintenance costs. Although the dollar impact cannot be accurately estimated, the Company is taking steps to minimize it through an expansion of its maintenance facilities in Laredo, TX and the Pennsylvania area as well as an expanded facility in Butler Township, OH. See "Item 2. Properties."

         During 2001, the Company acquired 516 new tractors (a net decrease of 16) and 309 new trailers (a net increase of 236). The Company purchased 85 more trailers in 2001 than anticipated in response to a shortage of available trailers caused by increased utilization of owner-operators by the Company.

INSURANCE

         The primary risk areas in the motor carrier industry are cargo loss and damage, personal injury, property damage and workers' compensation claims. Management believes that its insurance coverages are sufficient in each of these areas. The Company is qualified as a workers' compensation self-insurer in the State of Arkansas, which is secured by a $200,000 letter of credit and in Louisiana, which is secured by a $100,000 letter of credit. In June 1993, the Company received authority to self-insure for cargo loss and damage claims and for bodily injury and property damage ("BIPD") claims. These self-insurance arrangements are secured by $1.01 million in letters of credit with the Federal Highway Administration. During 2001, the self-insurance retention levels were $1.0 million for BIPD claims and $0.5 million for workers' compensation claims per occurrence. The Company has insurance coverage for cargo loss and damage claims exceeding $0.1 million per occurrence and coverage for physical damage to its tractors and trailers with a self-insurance level of $10,000 per occurrence. The Company has excess general liability coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss.

         In response to a tight insurance market for 2002, the Company has assumed self-insurance retention levels greater than those in 2001. For 2002, the self-insurance retention levels are $2.0 million for BIPD claims and $0.75 million for workers' compensation claims per occurrence. The Company opted to completely self-insure for physical damage to its tractors and trailers in 2002. Other lines of coverage remain substantially the same in 2002 as they were in 2001.

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

         The Company also competes with truckload and less-than-truckload carriers for qualified drivers. See "Business--Drivers and Other Personnel".

TRADEMARK

         USA Truck's name and logo are registered with the United States Patent and Trademark Office, the Canadian Trade Marks Office, and the Mexican Industrial Property Institute. The USA Logistics Division's name and logo are also registered with the United States Patent and Trademark Office. The Company believes its trademarks have significant value and are important to its marketing efforts. The trademark registration in each country is renewable indefinitely at the option of the Company.

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

         Motor carrier operations are subject to safety requirements prescribed by the DOT, governing interstate operation and by Canadian provincial authorities. Matters such as weight and equipment dimensions are also subject to federal, state and provincial regulations.

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

ITEM 2. PROPERTIES

         The Company owns its headquarters in Van Buren, Arkansas, located on 63 acres. This site has approximately 84,000-square feet of office, training and driver housing space within two structures, a 12,000-square foot maintenance facility and a 2,500-square foot dock. In 1997, the Company completed construction of a new 57,000-square foot corporate headquarters next to its existing headquarters facility in Van Buren, Arkansas. The previously existing 27,000-square foot facility has been partially refurbished and will continue to be refurbished over the next several years to house additional training, maintenance and support services. This facility also contains aboveground fuel tanks with a capacity of 40,000 gallons.

         The Company owns and operates a maintenance and driver facility in West Memphis, Arkansas, situated on roughly 32 acres with 29 acres of paved tractor and trailer parking behind fence, a 17,200-square foot shop, an eight-lane drive through fueling station containing aboveground fuel tanks with a capacity of 37,000 gallons and drivers' sleeping quarters that can house 36 drivers. The drivers' quarters also include a recruiting office and driver training center for new drivers. The Company owns 29 of the 32 acres and leases the remainder under a long-term lease agreement with an initial term ending in November 2044. Located at the intersection of I-40 and I-55, this facility is an ideal location for these activities.

         The Company owns and operates a maintenance and driver facility in Shreveport, Louisiana, with 15 acres of paved tractor and trailer parking behind fence, a 12,000-square foot shop, a two-lane drive through fueling station containing aboveground fuel tanks with a capacity of 37,000 gallons and drivers' sleeping quarters that can house 32 drivers. The drivers' quarters also include a recruiting office and driver training center for new drivers. The facility is located on 20 acres of land owned by the Company near I-20 on US Hwy. 80.

         The Company owns and operates a maintenance and driver facility in Vandalia, Ohio, with approximately eight acres of paved tractor and trailer parking behind fence, a 2,400-square foot shop, a one-lane drive through fueling station containing a belowground fuel tank with a capacity of 10,000 gallons and drivers' sleeping quarters that can house 22 drivers. The drivers' quarters also include sales and recruiting offices. The facility is strategically located near I-75 & I-70.

         The Company is scheduled to complete construction of a new maintenance and driver facility in Butler Township, Ohio in April 2002. This facility is situated on roughly 44 acres of land with 15 acres of paved tractor and trailer parking behind fence, a 21,000-square foot shop, a six-lane drive through fueling station containing aboveground fuel tanks with a capacity of 36,000 gallons and drivers' sleeping quarters that can house 21 drivers. The drivers' quarters also include a driver training center for new drivers. The facility is located only four miles from the Company's current Vandalia, Ohio facility near I-75 & I-70. This facility will replace the one operated in Vandalia, Ohio which is currently for sale. The Company also has the option to purchase nearly ten additional acres adjacent to the Butler Township property. This option expires in March 2003.

         In November 2001, the Company signed a 3-year lease agreement for maintenance facilities in Bethel, Pennsylvania. This facility has approximately ten acres of tractor and trailer parking and a 28,000-square foot shop and transfer building. The Company has two 1-year options to renew the lease.

         The Company leases, on a month-to-month basis, office facilities in East Peoria, Illinois, office and parking facilities in Blue Island, Illinois and Laredo, Texas and office and shop facilities in New Paris, Indiana.

         Management believes that its facilities will be sufficient for its operations at least through 2002.

         See "Item 1. Business--Revenue Equipment and Maintenance" and "Item 1. Business--Revenue Equipment Acquisition Program" for information regarding the Company's revenue equipment.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The NASDAQ Stock Market under the symbol: USAK. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by The NASDAQ Stock Market for 2001 and 2000.

2001                                                                 HIGH      LOW
----                                                                 ----      ---
First Quarter..............................................        $  7.75   $  5.06
Second Quarter.............................................        $  7.75   $  6.30
Third Quarter..............................................        $  8.55   $  7.00
Fourth Quarter.............................................        $ 11.40   $  6.70

2000                                                                 HIGH        LOW
----                                                                 ----        ---
First Quarter .............................................        $  8.81   $  7.25
Second Quarter.............................................        $  7.94   $  5.38
Third Quarter..............................................        $  7.19   $  5.38
Fourth Quarter.............................................        $  6.50   $  5.19

         As of March 6, 2002, there were 228 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Company estimates that there were approximately 2,003 beneficial owners of the Common Stock as of that date.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, for the periods and at the dates indicated, selected financial data of the Company. The data should be read in conjunction with the financial statements and related notes contained in Item 8 of this Annual Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                      2001          2000          1999          1998         1997
                                                   ----------    ----------    ----------    ----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
    Operating revenues .........................   $  252,441    $  226,585    $ 166,363     $ 145,216    $  129,507
    Operating expenses and costs:
       Salaries, wages and employee benefits ...      107,609        91,454       70,198        61,297        53,122
       Operations and maintenance ..............       82,896        71,567       42,480        33,401        34,189
       Operating taxes and licenses ............        4,013         4,248        3,005         2,547         2,160
       Insurance and claims ....................       13,489        14,318        7,987         7,250         6,773
       Communications and utilities ............        2,624         2,802        2,000         1,469         1,828
       Depreciation and amortization ...........       26,418        26,793       18,592        16,179        13,608
       Other ...................................        8,906         9,608        6,265         4,113         3,659
                                                   ----------    ----------    ---------     ---------    ----------
                                                      245,955       220,790      150,527       126,256       115,339
                                                   ----------    ----------    ---------     ---------    ----------
    Operating income ...........................        6,486         5,795       15,836        18,960        14,168
    Other expenses (income):
       Interest expense ........................        4,344         5,408        1,655         1,715         1,380
       Loss (gain) on disposal of assets .......          511           150           (9)          (37)           (2)
       Other, net ..............................         (148)           82          (23)          102          (191)
                                                   ----------    ----------    ---------     ---------    ----------
                                                        4,707         5,640        1,623         1,780         1,187
                                                   ----------    ----------    ---------     ---------    ----------
    Income before income taxes .................        1,779           155       14,213        17,180        12,981

    Income taxes ...............................          692            61        5,571         6,683         5,078
                                                   ----------    ----------    ---------     ---------    ----------
    Net Income .................................   $    1,087    $       94   $    8,642    $   10,497    $    7,903
                                                   ==========    ==========   ==========    ==========    ==========

    Basic:
       Net income per share ....................   $      .12    $      .01   $      .93    $     1.12    $     0.84
                                                   ==========    ==========   ==========    ==========    ==========
       Average shares outstanding ..............        9,236         9,254        9,324         9,400         9,356
                                                   ==========    ==========   ==========    ==========    ==========

    Diluted:
       Net income per share ....................   $      .12    $      .01   $      .92    $     1.11    $     0.83
                                                   ==========    ==========   ==========    ==========    ==========
       Average shares outstanding ..............        9,279         9,260        9,354         9,466         9,485
                                                   ==========    ==========   ==========    ==========    ==========
    Cash dividends per share ...................           --            --           --            --            --

BALANCE SHEET DATA (AT END OF YEAR):
    Current assets .............................   $   34,414    $   41,739   $   39,449    $   20,459    $   20,292
    Current liabilities ........................       31,770        30,357       28,277        21,151        20,762
    Total assets ...............................      182,411       189,919      182,040       119,611       113,518
    Long-term debt, less current maturities ....       56,451        65,660       64,453        19,058        27,057
    Stockholders' equity .......................       71,173        69,981       70,108        62,734        52,373

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain items to operating revenues for the years indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       2001         2000        1999
                                                      ------       ------      ------
Operating revenues .............................      100.0%       100.0%      100.0%
Operating expenses and costs:
    Salaries, wages and employee benefits ......       42.6         40.4        42.2
    Operations and maintenance .................       32.9         31.6        25.5
    Operating taxes and licenses ...............        1.6          1.9         1.8
    Insurance and claims .......................        5.3          6.3         4.8
    Communications and utilities ...............        1.0          1.2         1.2
    Depreciation and amortization ..............       10.5         11.8        11.2
    Other ......................................        3.5          4.2         3.8
                                                     ------       ------      ------
                                                       97.4         97.4        90.5
                                                     ------       ------      ------
Operating income ...............................        2.6          2.6         9.5
Other expenses (income):
    Interest expense ...........................        1.8          2.4         1.0
    Loss on disposal of assets .................        0.2          0.1          --
    Other, net .................................       (0.1)          --          --
                                                     ------       ------      ------
                                                        1.9          2.5         1.0
                                                     ------       ------      ------
Income before income taxes .....................        0.7          0.1         8.5
Income tax expense .............................        0.3           --         3.3
                                                     ------       ------      ------
Net income .....................................        0.4%         0.1%        7.2%
                                                     ======       ======      ======

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Operating revenues increased 11.4% to $252.4 million in 2001 from $226.6 million in 2000. The Company believes this increase is due primarily to the reduction in unmanned tractors, additional business from existing customers and, to a lesser extent, the marketing efforts by the Company's logistics division. Average revenue per mile increased to $1.193 in 2001 from $1.184 in 2000 primarily due to an increase in brokerage and 3PL revenue. The empty mile factor increased to 9.82% of paid miles in 2001 from 9.16% of paid miles in 2000 primarily due to soft freight demand in 2001 and, to a lesser extent, to the decrease in the average length of haul to 826 miles per shipment in 2001 from 871 miles per shipment in 2000. There was a 15.7% increase in the number of shipments to 231,002 in 2001 from 199,611 in 2000. This volume improvement was made possible primarily by the fact that the number of unmanned tractors dramatically declined to 1.2% of the fleet in 2001 from 9.2% of the fleet in 2000 and, to a lesser extent, by a 2.1% increase in the average number of tractors owned during the year from 1,740 in 2000 to 1,776 during 2001. The net effect of the volume increase and the Company's continuing fleet expansion was a 7.9% increase in miles per tractor per week from 2,190 in 2000 to 2,364 in 2001.

         Operating expenses and costs as a percentage of revenues remained unchanged at 97.4% in 2001 from 97.4% in 2000. The percentage increase, relative to revenues, in salaries, wages and employee benefits cost was primarily the result of an 11.6% increase in driver wages from $.318 per mile in 2000 to $.356 in 2001. This increase was partially offset by a 2.7% decrease, relative to revenues, in salaries, wages and employee benefits other than driver wages. The percentage increase, relative to revenues, in operations and maintenance cost was primarily the result of a 620% increase in purchased transportation expense from $1.2 million in 2000 to $7.94 million in 2001 resulting from revenues derived from the logistics division and operations in Mexico. This increase was partially offset by a 10.4% decrease in fuel cost resulting from a $.098 decrease in the average price per gallon in 2001 from 2000 and an improvement in fuel efficiency to 6.43 miles per gallon in 2001 from 6.31 miles per gallon in 2000. Fuel efficiency is affected by several factors including tractor idle time management, driver quality, engine technology and weather conditions in North America. The decrease in insurance and claims cost, as a percentage of revenue and in actual dollars, resulted from a 25.9% decrease in the number of accidents from 3,142 in 2000 to

2,328 in 2001 despite a 10.6% increase in fleet miles. The decrease in depreciation and amortization expense, as a percent of revenue, resulted from a 7.9% increase in tractor utilization from 2000 to 2001, as mentioned above, and a 0.7% increase in net revenue per mile partially offset by slightly higher depreciation rates on certain groups of equipment (see "Item 1. Business--Revenue Equipment Acquisition Program" above). The decrease in other expenses, as a percentage of revenue, resulted primarily from reduced recruiting and training costs brought about by a lower driver turnover rate and a more competitive driver compensation program.

         As a result of the foregoing factors, operating income increased 11.9% to $6.5 million, or 2.6% of revenue, in 2001 from $5.8 million or, 2.6% of revenues, in 2000.

         Interest expense decreased to $4.3 million in 2001 from $5.4 million in 2000, resulting primarily from significantly lower outstanding debt balances and lower interest rates.

         The Company had other income, net of $148,000 during 2001 compared to other expenses, net of $83,000 in 2000. This increase in other income, net was due to a variety of factors, no single one of which accounted for more than half of the increase.

         As a result of the above factors, income before taxes increased to $1.8 million, or 0.7% of revenues, in 2001 from $0.2 million, or 0.1% of revenues, in 2000.

         The Company's effective tax rate was 38.9% in 2001 and 39.2% in 2000. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

         As a result of the aforementioned factors, net income increased to $1.1 million, or 0.4% of revenues, in 2001 from $0.1 million, or 0.1% of revenues in 2000, representing an increase in diluted net income per share to $.12 from $.01. The number of shares used in the calculation of diluted net income per share for 2001 and 2000 were 9,279,268 and 9,260,044.

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

         The Company experienced lower driver turnover and increased equipment utilization as well as lower insurance costs during 2001 because of the large numbers of experienced drivers hired and retained during this period. The October 2000 driver pay increase made these improvements possible, but came at a pre-tax cost of approximately $7.9 million in 2001 compared to 2000. See "Item
1. Business--Drivers and Other Personnel" for information regarding driver pay.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Operating revenues increased 36.2% to $226.6 million in 2000 from $166.4 million in 1999, resulting from increased business with existing customers, additional business from new customers and the acquisition of CCC Express on November 1, 1999. Average revenue per mile increased to $1.18 in 2000 from $1.13 in 1999. The empty mile factor decreased to 9.16% of paid miles in 2000 from 9.26% of paid miles in 1999. There was a 35.3% increase in the number of shipments to 199,611 in 2000 from 147,484 in 1999. This volume improvement was made possible by an increase of 42.4% in the average number of tractors operated during 1999 from 1,223 to 1,740 during 2000. The net effect of the volume increase and the Company's continuing fleet expansion was a decrease of 8.9% in miles per tractor per week from 2,404 in 1999 to 2,190 in 2000.

         Operating expenses and costs as a percentage of revenues rose to 97.4% in 2000 from 90.5% in 1999. This change resulted primarily from an increase, on a percent of revenue basis, in operations and maintenance cost, insurance and claims cost, depreciation and amortization expense and other expenses. These increases were partially offset by a decrease, on a percent of revenue basis, in salaries, wages and employee benefits. The percentage increase, relative to revenues, in operations and maintenance cost was primarily the result of an increase of 33.2 cents per gallon in the average cost of fuel in 2000 compared to 1999, combined with a decrease in fuel efficiency to 6.31 average miles per gallon in 2000 from 6.46 in 1999. The increase in insurance and claims cost, as a percentage of revenue and in actual dollars, resulted from an increase in the number of accidents during 2000 compared to 1999. The increase in depreciation and amortization expense, as a percent of revenue, resulted from a decline in tractor utilization from 1999 to 2000, as mentioned above. The increase in other expenses, as a percentage of revenue, resulted primarily from higher recruiting and training costs brought about by a higher driver turnover rate and increased competition for drivers. The percentage decrease, relative to salaries, wages and employee benefits expense for 2000 compared to 1999 was due to the reduction in management and executive incentives for 2000, which are based on the profitability of the Company, the effects of fuel surcharges and the elimination of a substantial portion of drivers' incentives earned during the fourth quarter of 2000 which resulted from a change in the drivers' pay package, except for drivers in the Company's dedicated services division, that eliminated incentive pay and overall, increased mileage based pay by 16%. Because salaries, wages and employee benefits expense consumes a larger portion of revenue than do other expenses, it is affected to a larger extent by the fuel surcharges included in revenue rate increases.

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

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck, Inc.. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover most of the increases in fuel costs and fuel taxes from customers through increased freight rates. Diesel prices decreased during 2001, but there can be no assurance that diesel prices will remain at price levels experienced in recent periods. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

OPERATIONAL DATA

         The following table sets forth certain operational information for the last three fiscal years:

                                                                     YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               2001           2000            1999
                                                            -----------    -----------    -----------
Total loads moved during the year ......................        231,002        199,611        147,484
Average number of tractors operated during the year ....          1,751          1,740          1,223
Number of tractors operated at year end ................          1,776          1,738          1,713
Number of trailers operated at year end ................          3,636          3,400          3,524
Total tractor miles during the year ....................    243,391,194    220,210,709    169,587,327

LIQUIDITY AND CAPITAL RESOURCES

         On April 28, 2000, the Company signed a new senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and U.S. Bank (formerly Firstar Bank, N.A.) are participants in the Senior Credit Facility. As of December 31, 2001, approximately $32.7 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 28, 2005, prior to which time and, subject to certain conditions, the balance outstanding may be converted at any time, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the credit facility for the year ending December 31, 2001 was 6.23%. A quarterly commitment fee is payable on the unused credit line and bears a rate which is determined based on the Company's attainment of certain financial ratios. As of December 31, 2001 the rate was 0.3%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment (See Note 5 to the Financial Statements). On March 30, 2001, the Company amended its Senior Credit Facility to modify the covenants and more accurately align them with the Company's recent operating performance resulting from the general economic conditions in the truckload market. The Company modified its grid pricing which is based on certain financial ratios. The amended applicable rate increments were increased slightly for certain financial ratios. The Company does not expect the increase in rates to have a significant impact on the Company's financial statements.

         The continued growth of the Company's business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and occasionally with borrowings under the Senior Credit Facility. The Company has relied significantly on the Senior Credit Facility to meet working capital requirements since the acquisition of the assets of CCC Express, Inc. in November 1999. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $36.0 million for 2001 and $29.2 million for 2000.

         As of December 31, 2001, capital leases in the aggregate principal amount of $17.3 million were outstanding under prior lease commitments with an average interest rate of 5.87% per annum.

         On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 Equipment TRAC Lease Commitment A") to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A was amended on November 7, 2000 to provide for a maximum borrowing amount of approximately $16.5 million. The 2000 Equipment TRAC Lease Commitment A was amended again on November 5, 2001 to provide for a maximum borrowing amount of $5.5 million during the calendar year 2002. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three-year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of December 31, 2001, capital leases in the aggregate principal amount of $12.3 million were outstanding under this lease commitment with an average interest rate of 5.43% per annum. During 2001, the Company entered into capital leases under this lease commitment in the amount of $5.6 million.

         On January 31, 2000, the Company entered into a lease commitment agreement (the "2000 Equipment TRAC Lease Commitment B") to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment B was available until December 31, 2000. Each capital lease under this commitment has a repayment period of either 36 or 42 months. As of December 31, 2001, capital leases in the aggregate principal amount of $6.3 million were outstanding under this lease commitment with an average interest rate of 6.58% per annum.

         On October 18, 2000, the Company entered into a lease commitment agreement (the "2001 Equipment TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2001 Equipment TRAC Lease Commitment A was amended on August 2, 2001 to provide for a maximum borrowing amount of approximately $8.0 million during the remainder of the calendar year 2001. The 2001 Equipment TRAC Lease Commitment A was available until December 31, 2001. Each capital lease has a repayment period of 42 months. As of December 31, 2001, capital leases in the aggregate principal amount of $7.6 million were outstanding under this lease commitment with an average interest rate of 3.53% per annum.

         On November 5, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment A provides for a maximum borrowing amount of approximately $5.5 million during the calendar year 2002. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. The interest rate on the capital leases under this lease commitment fluctuates in relation to either the interest rate for the three-year Treasury Note or the one year LIBOR as published in The Wall Street Journal, whichever provides for the higher interest rate, and is fixed upon execution of a lease.

         On November 8, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment B"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment B provides for a maximum borrowing amount of approximately $7.0 million during the calendar year 2002. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. The interest rate on the capital leases under this lease commitment fluctuates in relation to Lessor's cost of funds and is fixed upon execution of a lease.

         As of December 31, 2001, the Company had debt obligations of approximately $69.5 million, including amounts borrowed under the facilities described above, of which approximately $13.0 million were current obligations. During 2001, the Company made borrowings under the Senior Credit Facility of $106.5 million, while retiring $128.9 million in debt under the Senior Credit Facility and the other debt facilities described above. The retired debt had an average interest rate of approximately 7.50%.

         During the years 2002 and 2003, the Company plans to make approximately $118.5 million in capital expenditures. At December 31, 2001, the Company was committed to spend $23.9 million of this amount for revenue equipment in 2002, and $93.8 million of this amount is currently budgeted for revenue equipment in 2003. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

         The Senior Credit Facility, the 2000 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment A and the 2002 TRAC Lease Commitment B equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2002. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, the Senior Credit Facility, and the 2000 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment A and the 2002 TRAC Lease Commitment B equipment leases for the foreseeable future.

         On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period ending September 30, 2001 dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. As of December 31, 2001, the Company had purchased 289,800 shares pursuant to this authorization at an aggregate purchase price of $2.5 million. The Board of Directors has authorized the retirement of 241,733 shares of treasury stock that had been purchased at an aggregate cost of $2.1 million. In addition, as of December 31, 2001, 31,575 of the remaining 48,067 repurchased shares had been resold under the Company's Employee Stock Purchase Plan.

         On October 17, 2001, the Company announced that its Board of Directors had authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. This new authorization is effective immediately. The Company may purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility.

         See "Item 1. Business--Revenue Equipment Acquisition Program."

NEW ACCOUNTING PRONOUNCEMENTS

         See "Item 8. Financial Statements and Supplementary Data--Note 1. to the Financial Statements: New Accounting Pronouncements."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As reported in the notes to the financial statements and in the Liquidity and Capital Resources section of this Form 10-K, as of April 28, 2000, the Company entered into the Senior Credit Facility with a multi-bank group. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At December 31, 2001, the Company had $26.0 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page

Report of Ernst & Young LLP, Independent Auditors ......................................................     18

Balance Sheets as of December 31, 2001 and 2000.........................................................     19

Statements of Income for the years ended December 31, 2001, 2000 and 1999...............................     20

Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.................     21

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...........................     22

Notes to Financial Statements...........................................................................     23

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
USA Truck, Inc.

We have audited the accompanying balance sheets of USA Truck, Inc. as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          ERNST & YOUNG LLP


Little Rock, Arkansas
January 18, 2002

                                 USA TRUCK, INC.


                                 BALANCE SHEETS


                                                                                   December 31,
                                                                         --------------------------------
                                                                              2001              2000
                                                                         --------------    --------------

ASSETS
Current assets:
    Cash and cash equivalents ........................................   $    1,976,228    $    1,674,730
    Receivables:
      Trade, less allowance for doubtful accounts of
        $260,771 in 2001 and $303,203 in 2000 ........................       25,823,304        30,019,565
      Other ..........................................................        3,068,554         3,853,642
    Inventories ......................................................          474,279           382,639
    Deferred income taxes (Note 7) ...................................          673,000         1,607,633
    Prepaid expenses and other current assets (Note 3) ...............        2,398,410         4,200,618
                                                                         --------------    --------------
Total current assets .................................................       34,413,775        41,738,827

Property and equipment (Notes 5 and 6):
    Land and structures ..............................................       21,801,450        18,519,687
    Revenue equipment ................................................      171,247,579       170,109,906
    Service, office and other equipment ..............................       14,896,781        14,517,040
                                                                         --------------    --------------
                                                                            207,945,810       203,146,633
    Accumulated depreciation and amortization ........................      (60,102,406)      (55,417,751)
                                                                         --------------    --------------
                                                                            147,843,404       147,728,882
Other assets .........................................................          154,295           451,115
                                                                         --------------    --------------
Total assets .........................................................   $  182,411,474    $  189,918,824
                                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank drafts payable ..............................................   $    1,537,585    $    1,487,086
    Trade accounts payable ...........................................        4,029,960         5,870,192
    Accrued expenses (Note 4) ........................................       13,173,442        10,131,717
    Current maturities of long-term debt (Note 5) ....................       13,029,318        12,867,611
                                                                         --------------    --------------
Total current liabilities ............................................       31,770,305        30,356,606

Long-term debt, less current maturities (Notes 5 and 6) ..............       56,450,817        65,660,268
Deferred income taxes (Note 7) .......................................       20,488,511        21,111,025
Insurance and claims accruals ........................................        2,528,365         2,810,214

Commitments and contingencies (Notes 6 and 12)

Stockholders' equity (Notes 5 and 9):
    Preferred Stock, $.01 par value; 1,000,000 shares
      authorized; none issued ........................................               --                --
    Common Stock, $.01 par value; 16,000,000 shares
      authorized; issued 9,267,693 shares in 2001
      and 9,282,889 shares in 2000 ...................................           92,677            92,829
    Additional paid-in capital .......................................       11,138,506        11,318,280
    Retained earnings ................................................       60,022,099        58,934,888
    Less treasury stock, at cost (14,135 shares in 2001 and 59,835
      shares in 2000) ................................................          (79,806)         (365,286)
                                                                         --------------    --------------
Total stockholders' equity ...........................................       71,173,476        69,980,711
                                                                         --------------    --------------
Total liabilities and stockholders' equity ...........................   $  182,411,474    $  189,918,824
                                                                         ==============    ==============

See accompanying notes.

                                 USA TRUCK, INC.

                              STATEMENTS OF INCOME

                                                                       Year Ended December 31,
                                                           --------------------------------------------------
                                                                2001              2000              1999
                                                           --------------    --------------    --------------

Operating revenues .....................................   $  252,441,345    $  226,585,437    $  166,363,356

Operating expenses and costs:
    Salaries, wages and employee benefits (Note 8) .....      107,609,237        91,453,590        70,197,581
    Operations and maintenance .........................       82,895,989        71,567,226        42,480,525
    Operating taxes and licenses .......................        4,013,314         4,248,497         3,005,166
    Insurance and claims ...............................       13,489,023        14,318,596         7,987,208
    Communications and utilities .......................        2,623,892         2,802,007         1,999,548
    Depreciation and amortization ......................       26,418,261        26,792,923        18,591,780
    Other ..............................................        8,905,508         9,607,679         6,264,876
                                                           --------------    --------------    --------------
                                                              245,955,224       220,790,518       150,526,684
                                                           --------------    --------------    --------------
Operating income .......................................        6,486,121         5,794,919        15,836,672

Other expenses (income):
    Interest expense ...................................        4,343,932         5,407,723         1,655,558
    Loss (gain) on disposal of assets ..................          510,942           149,788            (9,297)
    Other, net .........................................         (148,199)           82,702           (22,588)
                                                           --------------    --------------    --------------
                                                                4,706,675         5,640,213         1,623,673
                                                           --------------    --------------    --------------
Income before income taxes .............................        1,779,446           154,706        14,212,999

Income tax expense (benefit) (Note 7):
    Current ............................................          380,116        (3,642,796)        2,774,219
    Deferred ...........................................          312,119         3,703,441         2,797,278
                                                           --------------    --------------    --------------
                                                                  692,235            60,645         5,571,497
                                                           --------------    --------------    --------------
Net income .............................................   $    1,087,211    $       94,061    $    8,641,502
                                                           ==============    ==============    ==============

Net income per share (Notes 9 and 10):
    Basic earnings per share ...........................   $         0.12    $         0.01    $         0.93
                                                           ==============    ==============    ==============

    Diluted earnings per share .........................   $         0.12    $         0.01    $         0.92
                                                           ==============    ==============    ==============

See accompanying notes.

                                 USA TRUCK, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 ADDITIONAL
                                                 COMMON            PAID-IN           RETAINED         TREASURY
                                                  STOCK            CAPITAL           EARNINGS           STOCK             TOTAL
                                              --------------    --------------    --------------   --------------    --------------
Balance at January 1, 1999 ................   $       94,371    $   12,921,342    $   50,199,325   $     (480,975)   $   62,734,063
    Exercise of stock options, net
       (Note 10) ..........................              499           278,219                --               --           278,718
    Purchases of 186,600 shares of
       Common stock into treasury .........               --                --                --       (1,662,883)       (1,662,883)
    Sale of 11,379 shares of treasury
       stock to employee stock
       purchase plan ......................               --                --                --          116,776           116,776
    Retirement of 100,000 shares
        out of treasury stock .............           (1,000)         (927,876)               --          928,876                --
    Net income for 1999 ...................               --                --         8,641,502               --         8,641,502
                                              --------------    --------------    --------------   --------------    --------------
Balance at December 31, 1999 ..............           93,870        12,271,685        58,840,827       (1,098,206)       70,108,176
    Exercise of stock options, net
        (Note 10) .........................               26               (21)               --               --                 5
    Purchase of 58,200 shares of
        common stock into treasury ........               --                --                --         (350,344)         (350,344)
    Sale of 11,379 shares of  treasury
        stock to employee
        stock purchase plan ...............               --                --                --          128,813           128,813
    Retirement of 106,733 shares
        out of treasury stock .............           (1,067)         (953,384)               --          954,451                --
    Net income for 2000 ...................               --                --            94,061               --            94,061
                                              --------------    --------------    --------------   --------------    --------------
Balance at December 31, 2000 ..............           92,829        11,318,280        58,934,888         (365,286)       69,980,711
    Exercise of stock options, net
        (Note 10) .........................              198            39,333                --               --            39,531
    Sale of 10,700 shares of  treasury
        stock to employee stock purchase
        plan ..............................               --                --                --           66,023            66,023
    Retirement of 35,000 shares
        out of  treasury stock ............             (350)         (219,107)               --          219,457                --
    Net income for 2001 ...................               --                --         1,087,211               --         1,087,211
                                              --------------    --------------    --------------   --------------    --------------
Balance at December 31, 2001 ..............   $       92,677    $   11,138,506    $   60,022,099   $      (79,806)   $   71,173,476
                                              ==============    ==============    ==============   ==============    ==============

See accompanying notes.

                                 USA TRUCK, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                     --------------------------------------------------
                                                                          2001              2000              1999
                                                                     --------------    --------------    --------------

OPERATING ACTIVITIES
Net income .......................................................   $    1,087,211    $       94,061    $    8,641,502
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization ..............................       26,418,261        26,792,923        18,591,780
      Provision for doubtful accounts ............................           36,000            82,200           121,900
      Deferred income taxes ......................................          312,119         3,703,441         2,797,278
      Loss or (gain) on disposal of assets .......................          510,942           149,788            (9,297)
      Changes in operating assets and liabilities:
         Receivables .............................................        4,945,349        (1,796,306)      (17,186,596)
         Inventories, prepaid expenses and other
           current assets ........................................        1,710,568          (647,294)         (609,527)
         Bank drafts payable, trade accounts payable and
           accrued expenses ......................................        1,251,992           167,742         1,103,205
         Insurance and claims accruals - long-term ...............         (281,849)          617,500           100,100
                                                                     --------------    --------------    --------------
Net cash provided by operating activities ........................       35,990,593        29,164,055        13,550,345

INVESTING ACTIVITIES
Purchases of property and equipment ..............................      (27,430,902)      (27,011,263)      (29,492,589)
Purchase of CCC Express, Inc. ....................................               --                --       (22,891,055)
Proceeds from sale of equipment ..................................       13,710,855        14,898,989         9,651,337
Proceeds from sale of investments ................................               --                --           968,196
Increase (decrease) in other assets ..............................          296,820             1,333          (153,165)
                                                                     --------------    --------------    --------------
Net cash used by investing activities ............................      (13,423,227)      (12,110,941)      (41,917,276)


FINANCING ACTIVITIES
Borrowings under long-term debt ..................................      106,513,000        89,606,979        55,685,310
Principal payments on long-term debt .............................     (115,420,000)      (93,689,979)      (19,595,310)
Proceeds from the exercise of stock options ......................           39,531                 5           278,718
Proceeds from sale of treasury stock .............................           66,023           128,813           116,776
Refund of security deposits ......................................               --                --         1,745,478
Payments to repurchase common stock ..............................               --          (350,344)       (1,662,883)
Principal payments on capitalized lease obligations ..............      (13,464,422)      (13,219,565)       (7,835,094)
                                                                     --------------    --------------    --------------
Net cash (used by) provided by financing activities ..............      (22,265,868)      (17,524,091)       28,732,995
                                                                     --------------    --------------    --------------
Increase (decrease) in cash and cash equivalents .................          301,498          (470,977)          366,064
Cash and cash equivalents:
    Beginning of year ............................................        1,674,730         2,145,707         1,779,643
                                                                     --------------    --------------    --------------
    End of year ..................................................   $    1,976,228    $    1,674,730    $    2,145,707
                                                                     ==============    ==============    ==============

See accompanying notes.

                                 USA TRUCK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

USA Truck, Inc. (the Company), operates as a truckload motor carrier with operating authority to provide service throughout the continental United States and parts of Canada and Mexico.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

CONCENTRATION OF CREDIT RISK

The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses. Such losses have been within management's expectations. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

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

CLAIMS LIABILITIES

The Company is self-insured up to certain limits for bodily injury, property damage, workers' compensation, and cargo loss and damage claims. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. In 2001 the Company was self-insured up to $1,000,000 per occurrence for bodily injury and property damage, up to $500,000 for workers' compensation claims, and up to $100,000 per occurrence for cargo loss and damage claims. These self-insurance arrangements are secured by $1,310,000 in letters of credit.

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

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. Total advertising costs for the period ended December 31, 2001, 2000 and 1999 were $1,337,000, $1,770,000, and $1,628,000 respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Board No. 141, "Business Combinations" (SFAS
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires any business combination completed after June 30, 2001, to be accounted for by the purchase method. Additionally, SFAS 141 changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001, and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and other intangible assets acquired after June 30, 2001, will not be amortized. Companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002. This statement is not expected to have a material impact on the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains the fundamental provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides some guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale". Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001.

                                 USA TRUCK, INC.

2. ACQUISITION

On November 1, 1999, pursuant to an Asset Purchase Agreement (the Asset Purchase Agreement) dated October 31, 1999, the Company acquired substantially all the assets of CARCO Carrier Corporation, an Arkansas corporation, which operated under the name CCC Express, Inc. (CCC), for a purchase price of $35.3 million. The purchase price consisted of (i) a cash payment of approximately $3.0 million; (ii) the assumption of approximately $6.5 million of liabilities including equipment notes and (iii) the refinancing of approximately $25.8 million in other debt secured by equipment. Additionally, $5.9 million of the $25.8 million consisted of a non-cash transaction. The cash portion of the purchase price was paid from available cash and proceeds of borrowings under the Company's credit facilities. The purchase price was equal to the net book value of CCC on the closing date, as adjusted in accordance with the Asset Purchase Agreement, plus $2 million. In connection with the acquisition, the Company's borrowing under its General Line of Credit was increased from $20 million to $35 million effective October 28, 1999.

The acquisition has been accounted for under the purchase method. Accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. Operating results of the acquired business are included in the statements of income from the acquisition date.

The following pro forma summary of results of operations has been prepared as though CCC had been acquired on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1999, or of results which may occur in the future.


                                                   YEAR ENDED
                                               DECEMBER 31, 1999
                                               -----------------
         Operating revenues ................   $    222,089,793
         Net Income ........................          6,127,054
         Basic earnings per share ..........   $            .66
         Diluted earnings per share ........   $            .65

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                               December 31,
                                       ---------------------------
                                           2001            2000
                                       ------------   ------------

Prepaid licenses and taxes .........   $  1,540,779   $  1,484,736
Prepaid insurance ..................         11,346      1,938,554
Other ..............................        846,285        777,328
                                       ------------   ------------
                                       $  2,398,410   $  4,200,618
                                       ============   ============

                                 USA TRUCK, INC.

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                      December 31,
                                                             ---------------------------
                                                                 2001           2000
                                                             ------------   ------------

         Salaries, wages, bonuses and employee benefits ..   $  2,917,302   $  2,471,160
         Insurance and claims accruals ...................      5,132,808      5,032,871
         Other ...........................................      5,123,332      2,627,686
                                                             ------------   ------------
                                                             $ 13,173,442   $ 10,131,717
                                                             ============   ============

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                             December 31,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
         Revolving credit agreement (1) ..........   $ 26,000,000   $ 34,907,000
         Capitalized lease obligations (2) .......     43,480,135     43,620,879
                                                     ------------   ------------
                                                       69,480,135     78,527,879
         Less current maturities .................     13,029,318     12,867,611
                                                     ------------   ------------
                                                     $ 56,450,817   $ 65,660,268
                                                     ============   ============


         (1) The Company's revolving credit agreement (the "Senior Credit Facility"), effective April 28, 2000, provides for available borrowings of $60,000,000, including letters of credit not exceeding $5,000,000. The Senior Credit Facility matures on April 28, 2005, prior to which time, subject to certain conditions, the remaining balance may be converted at any time at the Company's option to a term loan requiring forty-eight equal monthly principal payments plus interest. The credit facility bears variable interest based on the lenders prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the credit facility for the year ending December 31, 2001 was 6.23%. A quarterly commitment fee of .30% per annum is payable on the unused credit line. The Senior Credit Facility is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has outstanding letters of credit of approximately $1,310,000 at December 31, 2001.

                  The Senior Credit Facility requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $66,581,000 at December 31, 2001. The Company was in compliance with these covenants at December 31, 2001. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Line of Credit approximates its fair value since the interest rate is variable.

         (2) The leases extend through June 2005 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.51% to 11.57% at December 31, 2001. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

The Company made interest payments of approximately $4,483,000, $5,378,000 and $1,490,000 during 2001, 2000 and 1999, respectively.

                                 USA TRUCK, INC.

6. LEASES AND COMMITMENTS

Capital lease obligations of $13,323,678, $20,421,263 and $21,908,219 were incurred during the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, the future minimum payments under capitalized leases with initial terms of one year or more were $13,029,318 for 2002, $20,466,289 for 2003, $3,695,434 for 2004 and $6,289,095 for 2005. The present value of net minimum lease payments was $43,480,136, which includes the current portion of the capital leases of $13,029,318 and excludes amounts representing interest of $3,158,730.

At December 31, 2001, property and equipment included capitalized leases which had capitalized costs of $60,080,041, accumulated amortization of $16,986,378 and a net book value of $43,093,663. At December 31, 2000 property and equipment included capitalized leases which had capitalized costs of $58,048,308, accumulated amortization of $14,081,766 and a net book value of $43,966,542. Amortization of leased assets is included in depreciation and amortization expense.

Commitments to purchase revenue equipment and other fixed assets, which are cancelable by the Company if certain conditions are met, aggregated approximately $25,820,000 at December 31, 2001.

7. FEDERAL AND STATE INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              December 31,
                                                     --------------------------------
                                                          2001               2000
                                                     --------------    --------------

Current deferred tax assets:
    Revenue recognition ..........................   $           --    $      (42,661)
    Accrued expenses not deductible until paid ...       (3,005,188)       (3,033,282)
    Allowance for doubtful accounts ..............          (98,311)         (115,323)
                                                     --------------    --------------
Total current deferred tax assets ................       (3,103,499)       (3,191,266)

Current deferred tax liabilities:
    Revenue recognition ..........................          109,683                --
    Prepaid expenses deductible when paid ........        2,320,816         1,583,633
                                                     --------------    --------------
Total current deferred tax liability .............        2,430,499        (3,191,266)
                                                     --------------    --------------
Net current deferred tax assets ..................   $     (673,000)   $   (1,607,633)
                                                     ==============    ==============

Noncurrent deferred tax assets:
    Alternative minimum tax credits ..............          (20,716)         (263,838)
    Capitalized leases ...........................         (162,507)               --
    Net operating losses .........................       (1,565,136)         (396,764)
                                                     --------------    --------------
Total noncurrent deferred tax assets .............       (1,748,359)         (660,602)
                                                     --------------    --------------
Noncurrent deferred tax liabilities:
    Tax over book depreciation ...................   $   22,234,773    $   21,433,405
    Capitalized leases ...........................            2,097           338,222
                                                     --------------    --------------
Total noncurrent deferred tax liabilities ........       22,236,870        21,771,627
                                                     --------------    --------------
Net current deferred tax liabilities .............   $   20,488,511    $   21,111,025
                                                     ==============    ==============

                                 USA TRUCK, INC.

7. FEDERAL AND STATE INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:

                                                 Year Ended December 31,
                                       -------------------------------------------
                                           2001           2000            1999
                                       ------------   ------------    ------------

Current
Federal ............................   $    321,496   $ (3,642,796)   $  2,406,997
State ..............................         58,620             --         367,222
                                       ------------   ------------    ------------
Total current ......................        380,116     (3,642,796)      2,774,219

Deferred
Federal ............................        258,305      3,152,732       2,350,248
State ..............................         53,814        550,709         447,030
                                       ------------   ------------    ------------
Total deferred .....................        312,119      3,703,441       2,797,278
                                       ------------   ------------    ------------
Total income tax expense ...........   $    692,235   $     60,645    $  5,571,497
                                       ============   ============    ============

During 2001, 2000 and 1999, the Company made income tax payments of approximately $34,625, $66,250, and $3,105,300, respectively.

As of December 31, 2001, the Company has a net operating loss carry forward of approximately $1.6 million, which will expire in 2021. The Company also has alternative minimum tax credits of $20,716. These credits have no expiration date.

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

                                                           Year Ended December 31,
                                               ----------------------------------------------
                                                   2001             2000             1999
                                               ------------     ------------     ------------

Income tax at 34% statutory federal rate ...   $    604,995     $     52,600     $  4,832,420
Federal income tax effects of:
    State income taxes .....................        (38,228)          (7,224)        (276,846)
    Nondeductible expenses .................         70,404           75,038           58,846
    Other ..................................        (57,370)         (81,017)         142,825
                                               ------------     ------------     ------------
    Federal income taxes ...................        579,801           39,397        4,757,245
State income taxes .........................        112,434           21,248          814,252
                                               ------------     ------------     ------------
Total income tax expense ...................   $    692,235     $     60,645     $  5,571,497
                                               ============     ============     ============
Effective tax rate .........................           38.9%            39.2%            39.2%
                                               ============     ============     ============

                                 USA TRUCK, INC.

8. EMPLOYEE BENEFIT PLANS

The Company sponsors the USA Truck, Inc. Employees' Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all employees. Employees can contribute up to 15% of their compensation, with the Company matching 50% of the first 4% of compensation contributed by each employee. Company matching contributions to the plan were approximately $938,400, $788,400 and $634,000 for 2001, 2000 and 1999,
respectively.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Year Ended December 31,
                                                 ------------------------------------------
                                                     2001           2000           1999
                                                 ------------   ------------   ------------

Numerator:
   Net Income ................................   $  1,087,211   $     94,061   $  8,641,502

Denominator:
   Denominator for basic earnings per
     share - weighted average shares .........      9,235,586      9,253,843      9,324,037
   Effect of dilutive securities:
     Employee stock options ..................         43,682          6,201         30,404
                                                 ------------   ------------   ------------

   Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions ..........      9,279,268      9,260,044      9,354,441
                                                 ============   ============   ============

Basic earnings per share .....................   $        .12   $        .01   $        .93
                                                 ============   ============   ============

Diluted earnings per share ...................   $        .12   $        .01   $        .92
                                                 ============   ============   ============

Anti-dilutive employee stock options .........         39,400         79,600         94,600
                                                 ============   ============   ============

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

                                 USA TRUCK, INC.

10. COMMON STOCK TRANSACTIONS (CONTINUED)

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                                 2001                            2000                          1999
                                       ----------------------------   ----------------------------    ---------------------------
                                                   WEIGHTED-AVERAGE               Weighted-Average               Weighted-Average
                                         OPTIONS    EXERCISE PRICE     Options     Exercise Price      Options    Exercise Price
                                       ----------  ----------------   ---------   ----------------    ---------  ----------------

Outstanding-beginning
  of year ..........................      380,600     $     8.10        258,200      $     8.09         323,200      $     7.72
Granted ............................        6,000           6.65        185,000            5.49              --              --
Exercised ..........................      (68,000)          6.46        (32,000)           6.25         (65,000)           6.25
Canceled ...........................      (17,400)          7.70        (10,000)           6.96              --              --
Expired ............................      (24,800)         11.53        (20,600)          11.53              --              --
                                       ----------     ----------      ---------      ----------       ---------      ----------
Outstanding-end of year ............      276,400     $     6.48        380,600      $     6.85         258,200      $     8.09
                                       ==========     ==========      =========      ==========       =========      ==========
Exercisable at end of year .........       64,500     $     8.70        104,800      $     8.10          95,600      $     7.85


Exercise prices for options outstanding as of December 31, 2001 ranged from $5.44 to $13.00. The weighted-average fair value of options granted during 2001 and 2000 were $3.18 and $2.33. No options were granted during 1999. The weighted-average remaining contractual life of these options is 3.57 years.

In 2001 and 1999, 4,000 and 44,595 options, respectively, were exercised for cash. No options were exercised for cash in 2000. In 2001, 2000 and 1999, additional options of 64,000, 30,200 and 20,405 respectively, were exercised by the exchange of 48,196, 29,419 and 15,056 shares of stock respectively, (with a market value equal to the exercise price of the options). The exchanged shares were then canceled.

Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's pro forma net income would have been $969,439, $20,808 and $8,603,394, pro forma basic earnings per share would have been $.10, $.00 and $.92, and pro forma diluted earnings per share would have been $.10, $.00 and $.92, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 2001: dividend yield of 0%; expected volatility of 0.477%; risk-free interest rate of 4.97% and expected lives range from 3 to 7 years. The following weighted-average assumptions were used for grants in 2000: dividend yield of 0%; expected volatility of 0.336%; risk-free interest rates range from 5.77% to 5.92% and expected lives range from 3 to 7 years. The following weighted-average assumptions were used for grants in 1999: dividend yield of 0%; expected volatility of 0.292%; risk-free interest rates range from 4.29% to 5.44% and expected lives range from 3 to 5 years.

                                 USA TRUCK, INC.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2001 and 2000:


                                                                                  2001
                                                                           THREE MONTHS ENDED
                                                    ------------------------------------------------------------------
                                                        MARCH 31,         JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                    --------------    --------------   --------------   --------------

Operating revenues ..............................   $   60,908,374    $   64,220,633   $   64,867,371   $   62,444,967
Operating expenses and costs ....................       60,314,923        62,657,330       62,587,590       60,395,381
                                                    --------------    --------------   --------------   --------------
Operating income ................................          593,451         1,563,303        2,279,781        2,049,586
Other expenses, net .............................        1,256,001         1,109,326        1,313,491        1,027,857
                                                    --------------    --------------   --------------   --------------
(Loss) income before income taxes ...............         (662,550)          453,977          966,290        1,021,729
Income tax (benefit) expense ....................         (257,640)          175,420          377,003          397,452
                                                    --------------    --------------   --------------   --------------
Net (loss) income ...............................   $     (404,910)   $      278,557   $      589,287   $      624,277
                                                    ==============    ==============   ==============   ==============
Average shares outstanding (basic) ..............        9,224,550         9,240,270        9,235,520        9,248,192
                                                    ==============    ==============   ==============   ==============
Basic (loss) earnings per share .................   $         (.04)   $          .03   $          .06   $          .07
                                                    ==============    ==============   ==============   ==============
Average shares outstanding (diluted) ............        9,232,087         9,266,526        9,277,221        9,291,936
                                                    ==============    ==============   ==============   ==============
Diluted (loss) earnings per share ...............   $         (.04)   $          .03   $          .06   $          .07
                                                    ==============    ==============   ==============   ==============


                                                                                 2000
                                                                            Three Months Ended
                                                    ------------------------------------------------------------------
                                                       March 31,         June 30,      September 30,     December 31,
                                                    --------------    --------------   --------------   --------------

Operating revenues ..............................   $   55,144,425    $   58,348,467   $   55,532,933   $   57,559,612
Operating expenses and costs ....................       54,344,363        54,871,633       53,434,653       58,139,869
                                                    --------------    --------------   --------------   --------------
Operating income ................................          800,062         3,476,834        2,098,280         (580,257)
Other expenses, net .............................        1,451,235         1,533,420        1,255,588        1,399,970
                                                    --------------    --------------   --------------   --------------
(Loss) income before income taxes ...............         (651,173)        1,943,414          842,692       (1,980,227)
Income (benefit) tax expense ....................         (256,788)          763,347          330,335         (776,249)
                                                    --------------    --------------   --------------   --------------
Net (loss) income ...............................   $     (394,385)   $    1,180,067   $      512,357   $   (1,203,978)
                                                    ==============    ==============   ==============   ==============
Average shares outstanding (basic) ..............        9,266,229         9,297,761        9,257,973        9,222,264
                                                    ==============    ==============   ==============   ==============
Basic (loss) earnings per share .................   $         (.04)   $          .13   $          .06   $         (.13)
                                                    ==============    ==============   ==============   ==============
Average shares outstanding (diluted) ............        9,288,976         9,302,194        9,264,116        9,228,370
                                                    ==============    ==============   ==============   ==============
Diluted (loss) earnings per share ...............   $         (.04)   $          .13   $          .06   $         (.13)
                                                    ==============    ==============   ==============   ==============

12. LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the financial condition or results of operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Additional Information Regarding the Board of Directors--Biographical Information", "Executive Officers", "Section 16(a) Compliance" and "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 2002, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 2002, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 2002, set forth certain information with respect to the ownership of the Company's voting securities and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 2002, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

   1. Financial statements.

   The following financial statements of the Company are included in Part II,
Item 8 of this report:

                                                                                                          PAGE
                                                                                                          ----
     Balance Sheets as of December 31, 2001 and 2000.................................................      19
     Statements of Income for the years ended December 31, 2001, 2000 and 1999.......................      20
     Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.........      21
     Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...................      22
     Notes to Financial Statements...................................................................      23

   2. The following financial statement schedule of the Company is included in Item 14(d):

     Schedule II  - Valuation and Qualifying Accounts................................................      36

     Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

   3. Listing of exhibits.

   The exhibits filed with this report are listed in the Exhibit Index, which is a separate section of this report.

   Management Compensatory Plans:

   - Employee Stock Option Plan (Exhibit 10.1)
   - Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.2)
   - Incentive Compensation Plan (Exhibit 10.3)
   - 1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit
     10.4)

(b) REPORTS ON FORM 8-K:

   Current report on Form 8-K as filed on November 15, 1999.

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 USA TRUCK, INC.


                COLUMN A                        COLUMN B     COLUMN C      COLUMN D      COLUMN E
              -----------                      ----------   -----------   ----------    ----------
                                               BALANCE AT    CHARGED                     BALANCE
                                               BEGINNING    TO COST AND   DEDUCTIONS       END
              DESCRIPTION                      OF PERIOD     EXPENSES     -OTHER (a)    OF PERIOD
              -----------                      ----------   -----------   ----------    ----------

      Year ended December 31, 2001
       Deducted from asset accounts:
        Allowance for doubtful-accounts ....   $  303,203   $   36,000   $  (78,432)   $  260,771
                                               ----------   ----------   ----------    ----------

      Year ended December 31, 2000
       Deducted from asset accounts:
        Allowance for doubtful accounts ....   $  269,150   $   82,200   $  (48,147)   $  303,203
                                               ----------   ----------   ----------    ----------

      Year ended December 31, 1999
       Deducted from asset accounts:
        Allowance for doubtful accounts ....   $  140,670   $  121,900   $    6,580    $  269,150
                                               ----------   ----------   ----------    ----------

(a) Uncollectible accounts written off, net recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA TRUCK, INC.
(Registrant)


By: /s/ ROBERT M. POWELL              By: /s/ CLIFTON R. BECKHAM            By: /s/ JERRY D. ORLER
    -------------------------------       -------------------------------       -------------------------------
    Robert M. Powell                      Clifton R. Beckham                    Jerry D. Orler
    Chairman and Chief                    Vice President - Finance, Chief       President
    Executive Officer                     Financial Officer, Secretary,
                                          and Treasurer

Date: March 22, 2002                  Date: March 22, 2002                  Date: March 22, 2002

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

             Signature                                  Title                                       Date
             ---------                                  -----                                       ----
        /s/ ROBERT M. POWELL                   Chairman, Chief Executive                        March 22, 2002
    ------------------------------               Officer and Director
           Robert M. Powell

        /s/ JERRY D. ORLER                            President                                 March 22, 2002
    ------------------------------                  and Director
           Jerry D. Orler

           /s/ J.B. SPEED                              Director                                 March 22, 2002
    ------------------------------
           James B. Speed

        /s/ GEORGE R. JACOBS                           Director                                 March 22, 2002
    ------------------------------
          George R. Jacobs

          /s/ JIM L. HANNA                             Director                                 March 22, 2002
    ------------------------------
            Jim L. Hanna

       /s/ ROLAND S. BOREHAM                           Director                                 March 22, 2002
    ------------------------------
        Roland S. Boreham, Jr.

         /s/ JOE D. POWERS                             Director                                 March 22, 2002
    ------------------------------
            Joe D. Powers

                                  EXHIBIT INDEX

        EXHIBIT                                                                                   SEQUENTIALLY
        NUMBER                                        EXHIBIT                                     NUMBERED PAGE
        -------                                       -------                                     -------------
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

         3.2*            Amended Bylaws of the Company as currently in effect.                          41

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

          4.2            Equipment TRAC Lease Commitment Agreement dated
                         November 12, 1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

          4.3            First Amendment dated December 30, 1998, to the
                         Equipment TRAC Lease Commitment Agreement dated
                         November 12, 1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender, as amended by letter dated March 12, 1999
                         (incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K for the year ended
                         December 31, 1998).

          4.4            Second Amendment dated December 30, 1998, to the
                         Equipment TRAC Lease Commitment Agreement dated October
                         25, 1999 between the Company and Banc One Leasing
                         Corporation, as Lender (incorporated by reference to Exhibit 4.17 to the Company's annual report on Form
                         10-K for the year ended December 31, 1999).

          4.5 TRAC Lease Commitment Agreement dated January 6, 2000 between the Company and SunTrust Leasing Corporation, as Lessor (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

          4.6 TRAC Lease Commitment Agreement dated January 11, 2000 and accepted January 12, 2000, between the Company and First Union Commercial Corporation, as Lessor
                         (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

        EXHIBIT                                                                                   SEQUENTIALLY
        NUMBER                                        EXHIBIT                                     NUMBERED PAGE
        -------                                       -------                                     -------------
          4.7            Senior Credit Facility Commitment Letter dated April
                         11, 2000, between the Company and Bank of America,
                         N.A., SunTrust Bank, and Mercantile Bank, N.A.
                         collectively as the Lenders (incorporated by reference
                         to Exhibit 10.1 to the Company's quarterly report on
                         Form 10-Q for the quarter ended March 31, 2000).

          4.8 Senior Credit Facility Summary of Terms and Conditions dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Mercantile Bank, N.A.
                         collectively as the Lenders (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

          4.9 First Union Commercial Corporation Commitment Letter dated October 17, 2000, for the First Amendment to the Equipment TRAC Lease Agreement between the Company and
                         First Union Commercial Corporation, as Lessor
                         (incorporated by reference to Exhibit 4.22 to the Company's annual report on Form 10-K for the year ended
                         December 31, 2000).

         4.10            Proposal Exhibit (No. 1) dated October 17, 2000, to the
                         Equipment TRAC Lease Agreement between the Company and
                         First Union Commercial Corporation, as Lessor
                         (incorporated by reference to Exhibit 4.23 to the Company's annual report on Form 10-K for the year ended
                         December 31, 2000).

         4.11            SunTrust Leasing Corporation Commitment Letter dated
                         November 3, 2000, and accepted November 7, 2000, for the First Amendment to the Equipment TRAC Lease
                         Agreement between the Company and SunTrust Leasing
                         Corporation, as Lessor (incorporated by reference to Exhibit 4.24 to the Company's annual report on Form
                         10-K for the year ended December 31, 2000).

         4.12            Lease Proposal dated November 3, 2000, and accepted
                         November 7, 2000, to the Equipment TRAC Lease Agreement between the Company and SunTrust Leasing Corporation, as Lessor (incorporated by reference to Exhibit 4.25 to the Company's annual report on Form 10-K for the year ended December 31, 2000).

         4.13            First Amended to Senior Credit Facility dated April 11,
                         2000, between the Company and Bank of America, N.A.,
                         SunTrust Bank, and Firstar Bank, N.A. collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001).

         4.14*           First Union Commercial Corporation Commitment Letter                           55
                         dated October 31, 2001, and accepted November 5, 2001,
                         for the Equipment TRAC Lease Agreement between the
                         Company and First Union Commercial Corporation, as
                         Lessor.

        EXHIBIT                                                                                   SEQUENTIALLY
        NUMBER                                        EXHIBIT                                     NUMBERED PAGE
        -------                                       -------                                     -------------

         4.15*           Proposal Exhibit (No. 1) dated October 31, 2001, to the                        57
                         Equipment TRAC Lease Agreement between the Company and
                         First Union Commercial Corporation, as Lessor.

         4.16*           SunTrust Leasing Corporation Commitment Letter dated                           59
                         October 24, 2001, and accepted November 5, 2001, for
                         the Second Amendment to the Equipment TRAC Lease
                         Agreement between the Company and SunTrust Leasing
                         Corporation, as Lessor.

         4.17*           Lease Proposal dated October 24, 2001, and accepted                            60
                         November 5, 2001, to the Equipment TRAC Lease Agreement
                         between the Company and SunTrust Leasing Corporation,
                         as Lessor.

         4.18*           Equipment TRAC Lease Commitment Agreement dated                                63
                         November 2, 2001, and accepted November 8, 2001,
                         between the Company and Fleet Capital Corporation, as
                         Lessor.

         4.19 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange
                         Commission upon request.

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

          21             The Company has no significant subsidiaries.

         23 *            Consent of Ernst & Young LLP, Independent Auditors.                            66

----------

* Filed herewith.