Form 10-Q
period 2002-03-31
USA TRUCK INC
filed 2002-04-19
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to              .
                              ---------------    -------------

                         Commission file number 0-19858

                                 USA TRUCK, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                71-0556971
   ------------------------------------    -------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

         3200 INDUSTRIAL PARK ROAD
            VAN BUREN, ARKANSAS                           72956
   ------------------------------------    -------------------------------------
 (Address of principal executive offices)               (Zip Code)

                                 (479) 471-2500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     As of April 18, 2002, the Registrant had outstanding 9,324,908 shares of common stock, $.01 par value per share.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)                                                  Page
                                                                                               ------
                  Condensed Consolidated Balance Sheets - March 31, 2002 and
                    December 31, 2001                                                             3

                  Condensed Consolidated Statements of Operations - Three Months Ended
                    March 31, 2002 and 2001                                                       4

                  Condensed Consolidated Statements of Cash Flows - Three Months Ended
                    March 31, 2002 and 2001                                                       5

                  Notes to Condensed Consolidated Financial Statements - March 31, 2002           6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                       8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                         14

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on FORM 8-K                                                   15

PART I.      FINANCIAL INFORMATION

Item 1.    Financial Statements

                                 USA TRUCK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,            December 31,
                                                                               2002                  2001(1)
                                                                           -------------         -------------
                                                                            (unaudited)            (audited)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $   1,227,242         $   1,976,228
    Accounts Receivable:
      Trade - less allowance for doubtful accounts
        (2002 - $276,341; 2001 - $260,771)                                    27,262,584            25,823,304
      Other                                                                      462,160             3,068,554
    Inventories                                                                  546,114               474,279
    Deferred income taxes                                                        857,029               673,000
    Prepaid expenses and other current assets                                  5,960,195             2,398,410
                                                                           -------------         -------------
         Total current assets                                                 36,315,324            34,413,775

PROPERTY AND EQUIPMENT                                                       212,873,359           207,945,810
ACCUMULATED DEPRECIATION AND AMORTIZATION                                    (65,627,205)          (60,102,406)
                                                                           -------------         -------------
                                                                             147,246,154           147,843,404
OTHER ASSETS                                                                     154,189               154,295
                                                                           -------------         -------------
         Total assets                                                      $ 183,715,667         $ 182,411,474
                                                                           =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Bank drafts payable                                                    $   1,759,250         $   1,537,585
    Trade accounts payable                                                     3,123,659             4,029,960
    Accrued expenses                                                          14,571,479            13,173,442
    Current maturities of long-term debt                                      16,088,077            13,029,318
                                                                           -------------         -------------
         Total current liabilities                                            35,542,465            31,770,305

LONG-TERM DEBT, LESS CURRENT MATURITIES                                       53,252,676            56,450,817
DEFERRED INCOME TAXES                                                         20,824,666            20,488,511
INSURANCE AND CLAIMS ACCRUALS                                                  2,590,865             2,528,365

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value; 1,000,000 shares authorized:
      none issued                                                                     --                    --
    Common Stock, $.01 par value; 16,000,000 shares authorized; issued
      shares (2002 - 9,324,908; 2001 - 9,267,693)                                 93,249                92,677
    Additional paid-in capital                                                11,387,664            11,138,506
    Retained earnings                                                         60,095,953            60,022,099
     Less treasury stock, at cost (2002 - 12,727; 2001 - 14,135)                 (71,871)              (79,806)
                                                                           -------------         -------------
         Total stockholders' equity                                           71,504,995            71,173,476
                                                                           -------------         -------------
         Total liabilities and stockholders' equity                        $ 183,715,667         $ 182,411,474
                                                                           =============         =============

(1) The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three Months Ended
                                                        March 31,
                                              -----------------------------
                                                  2002             2001
                                              ------------     ------------
REVENUE:
    Revenue, before fuel surcharge            $ 61,645,445     $ 58,287,471
    Fuel surcharge                                 196,710        2,620,903
                                              ------------     ------------
       Total revenues                           61,842,155       60,908,374
                                              ------------     ------------

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits       26,675,988       26,307,339
    Operations and maintenance                  20,105,601       20,060,361
    Operating taxes and licenses                 1,020,109        1,011,831
    Insurance and claims                         3,683,117        3,070,015
    Communications and utilities                   696,923          684,539
    Depreciation and amortization                6,622,782        6,726,050
    Other                                        2,071,127        2,454,788
                                              ------------     ------------
                                                60,875,647       60,314,923
                                              ------------     ------------
OPERATING INCOME                                   966,508          593,451
OTHER EXPENSES (INCOME):
    Interest expense                               829,529        1,286,032
    Loss (gain) on disposal of assets                5,641          (18,938)
    Other, net                                       9,431          (11,093)
                                              ------------     ------------
                                                   844,601        1,256,001
                                              ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                  121,907         (662,550)
INCOME TAX EXPENSE (BENEFIT)                        48,054         (257,640)
                                              ------------     ------------

NET INCOME (LOSS)                             $     73,853     $   (404,910)
                                              ============     ============

PER SHARE INFORMATION:
    Average shares outstanding (Basic)           9,281,856        9,224,550
                                              ============     ============
    Basic net income (loss) per share         $       0.01     $      (0.04)
                                              ============     ============

    Average shares outstanding (Diluted)         9,333,972        9,232,087
                                              ============     ============
    Diluted net income (loss) per share       $       0.01     $      (0.04)
                                              ============     ============


            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                             March 31,
                                                                   ------------------------------
                                                                       2002              2001
                                                                   ------------      ------------
OPERATING ACTIVITIES:
  Net income (loss)                                                $     73,853      $   (404,910)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                                       6,622,782         6,726,050
  Provision for doubtful accounts                                        15,000            12,000
  Deferred income taxes                                                 152,126          (651,709)
  Loss (gain) on disposal of assets                                       5,641           (18,938)
  Changes in operating assets and liabilities:
    Accounts receivable                                               1,152,114        (2,155,430)
    Inventories, prepaid expenses and other current assets           (3,633,620)       (1,344,463)
    Bank drafts payable, accounts payable and accrued expenses          713,401         2,419,848
    Insurance and claims accruals - long-term                            62,500           150,000
                                                                   ------------      ------------
         Net cash provided by operating activities                    5,163,797         4,732,448

INVESTING ACTIVITIES:
  Purchases of property and equipment                                (2,069,193)      (10,417,554)
  Proceeds from disposal of assets                                       83,275         4,196,060
  Changes in other assets                                                   106           299,362
                                                                   ------------      ------------
         Net cash used by investing activities                       (1,985,812)       (5,922,132)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                     9,558,000        48,737,000
  Principal payments on long-term debt                              (10,255,000)      (41,403,000)
  Principal payments on capitalized lease obligations                (3,487,637)       (4,315,676)
  Proceeds from the exercise of stock options                           239,935                 2
  Proceeds from sale of treasury stock                                   17,731            24,160
                                                                   ------------      ------------
          Net cash (used by) provided by financing activities        (3,926,971)        3,042,486
                                                                   ------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (748,986)        1,852,802
Cash and cash equivalents at beginning of period                      1,976,228         1,674,730
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $  1,227,242      $  3,527,532
                                                                   ============      ============


            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 2002

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to FORM 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 2001.

NOTE B--COMMITMENTS

     As of March 31, 2002, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $21.0 million in 2002. As part of these commitments, the Company has remaining contracts for the purchase of 178 tractors during 2002. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment.

     The Company does not intend to trade tractors during the calendar year 2002 because of the continued weakness in the used tractor market. The Company has decided to extend the useful lives on those groups of tractors that would have traded in 2002 under normal used tractor market conditions. These extended lives (54 months) will yield an increased depreciation charge to pre-tax earnings in 2002 of approximately $0.4 million.

     The Company will aggressively pursue selling to unrelated third parties the tractors on which useful lives have been extended if it can secure satisfactory pricing through its internal tractor sales efforts. Anytime the market price equals the book value on such equipment, it will be sold immediately even if it has not yet served its full extended life. The Company will continue to take all necessary measures to minimize the effects of the poor used tractor market on the Company's operation.

     Extending the lives on tractors will also result in an increased charge to net income in 2002 for maintenance costs. Although the dollar impact cannot be accurately estimated, the Company is taking steps to minimize it through an expansion of its maintenance facilities in Laredo, Texas and Bethel, Pennsylvania as well as an expanded facility in Butler Township, Ohio.

     The Company has a commitment for the expanded terminal facility in Butler Township, OH. Construction began in the third quarter of 2001 and completion is expected by the second quarter of 2002. Approximately $0.7 million remains outstanding of the original commitment.

NOTE C--CAPITAL STOCK TRANSACTIONS

     During the three-month period ended March 31, 2002, the Company did not repurchase any of its outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in October 2001. However, the Company did distribute 1,408 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such plan during the quarter ended March 31, 2002.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Board No. 141, "Business Combinations" (SFAS
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires any business combination completed after June 30, 2001, to be accounted for by the purchase method. Additionally, SFAS 141 changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001, and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and other intangible assets acquired after June 30, 2001, will not be amortized. Companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. This statement did not have a material impact on the Company.


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains the fundamental provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides some guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale". This statement did not have a material impact on the Company.

NOTE  E -- SUBSEQUENT EVENTS

None.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

                                                Three Months Ended
                                                     March 31,
                                                -------------------
                                                 2002         2001
                                                ------       ------
REVENUE, BEFORE FUEL SURCHARGE                   100.0%       100.0%


OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits         43.3         45.1
    Operations and maintenance (1)                32.3         29.9
    Operating taxes and licenses                   1.7          1.7
    Insurance and claims                           6.0          5.3
    Communications and utilities                   1.1          1.2
    Depreciation and amortization                 10.7         11.5
    Other                                          3.4          4.2
                                                ------       ------
                                                  98.4         99.0
                                                ------       ------
OPERATING INCOME                                   1.6          1.0
OTHER EXPENSES (INCOME):
    Interest expense                               1.4          2.1
    Loss on disposal of assets                      --           --
    Other, net                                      --           --
                                                ------       ------
                                                   1.4          2.1
                                                ------       ------
INCOME (LOSS) BEFORE INCOME TAXES                  0.2         (1.1)
INCOME TAX EXPENSE (BENEFIT)                       0.1         (0.4)
                                                ------       ------
NET INCOME (LOSS)                                  0.1%        (0.7)%
                                                ======       ======


(1) Net of fuel surcharge

RESULTS OF OPERATIONS

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

     Operating revenues, before fuel surcharge, increased 5.8% to $61.6 million in the first quarter of 2002 from $58.3 million for the same quarter of 2001. The Company believes this increase is due primarily to the increase of 1.8% in the average number of tractors operated from 1,763 in the first quarter of 2001 to 1,795 in the same quarter of 2002 and, to a lesser extent, the marketing efforts by the Company's logistics services. Average revenue per mile (exclusive of fuel surcharge) increased to $1.161 in the first quarter of 2002 from $1.136 in the same quarter of 2001 primarily due to a 344.6% increase in third party logistics and brokerage revenue to $2.2 million in the first quarter of 2002 from $0.6 million for the same quarter of 2001. The number of shipments increased 6.0% to 58,371 in the first quarter of 2002 from 55,048 in the same quarter of 2001. Miles per tractor per week increased 3.2% from 2,274 in the first quarter of 2001 to 2,347 in the same quarter of 2002 primarily due to increased freight demand and, to a lesser extent, a company focus on tractor utilization. However, the empty mile factor increased to 10.20% of paid miles in the first quarter of 2002 from 9.69% of paid miles in the first quarter of 2001. The increased empty mile factor was primarily the result of the average length of haul declining 3.0% from 842 miles in the first quarter of 2001 to 817 miles in the same quarter this year.

     Operating expenses and costs, as a percentage of revenues, before fuel surcharge, decreased to 98.4% in 2002 from 99.0% in 2001.

     The increase in operations and maintenance costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of a 204.9% increase in purchased transportation expense (brokerage carrier expense, Mexican carrier expense and owner-operator fees) to $4.1 million in the first quarter of 2002 from $1.3 million for the same quarter of 2001. The increased expenses are due to the increase in third party logistics and brokerage revenues described above and an increase in the Company's owner-operator fleet from 44 tractors at December 31, 2001 to 71 tractors at March 31, 2002.

     The increase in insurance and claims was primarily due to a 184.7% increase in liability, cargo and workers' compensation insurance premiums in the first quarter of 2002 compared to the same quarter in 2001.

     The decrease in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was primarily the result of better utilization of the Company's revenue equipment and, to a lesser extent, an increase in purchased transportation for the first quarter of 2002 compared to the first quarter of 2001.

     The decrease in other expenses, as a percentage of revenue, before fuel surcharge, was primarily related to a reduction in driver recruiting and training expenses. Driver recruiting and training expenses decreased by $0.4 million, or 28.8% in the first quarter of 2002 compared to the same quarter of 2001.

     As a result of the foregoing factors, operating income increased 62.9% to $1.0 million, or 1.6% of revenues, before fuel surcharge, in 2002 from $0.6 million, or 1.0% of revenues, before fuel surcharge, in 2001.

     Interest expense decreased 35.5% to $0.8 million in 2002 from $1.3 million in 2001, resulting primarily from interest rate decreases on the Company's Senior Credit Facility (as defined under "Liquidity and Capital Resources" herein) and, to a lesser extent, from a decrease in average borrowings under the Company's Senior Credit Facility and the capital leases described under the "Liquidity and Capital Resources" section herein.

     As a result of the above, income before income taxes increased to $0.1 million, or 0.2% of revenues, before fuel surcharge, in 2002 from a loss before income taxes of $0.7 million, or 1.1% of revenues, before fuel surcharge, in 2001.

     The Company's effective tax rate increased to 39.4% in the first quarter of 2002 compared to 38.9% in the same quarter of 2001. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

     As a result of the aforementioned factors, net income increased to $0.1 million in 2002 from a net loss of $0.4 million in 2001. Diluted net income
(loss) per share increased to $0.01 net income per share for the first quarter of 2002 from $0.04 net loss per share in the same quarter of 2001. The number of shares used in the calculation of diluted net income per share for the first quarters of 2002 and 2001 were 9,333,972 and 9,232,087, respectively. Total shares outstanding at March 31, 2002, were 9,324,908.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of the Company. Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. Diesel prices decreased during 2001 but have risen over the first quarter of 2002. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

         On April 28, 2000, the Company signed a senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and U.S. Bank (formerly Firstar Bank, N.A.) are participants in the Senior Credit Facility. As of March 31, 2002, approximately $36.6 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 28, 2005. At any time prior to April 28, 2005, subject to certain conditions, the balance outstanding on the Senior Credit Facility may be converted, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the Senior Credit Facility for the quarter ended March 31, 2002 was 4.11%. A quarterly commitment fee is payable on the unused credit line and bears a rate which is determined based on the Company's attainment of certain financial ratios. As of March 31, 2002, the rate was 0.25%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment.

         The continued growth of the Company's business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and occasionally with borrowings under the Senior Credit Facility. The Company has relied significantly on the Senior Credit Facility to meet working capital requirements since the acquisition of the assets of CARCO Carrier Corporation in November 1999. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $5.2 million for the three-month period ended March 31, 2002 and $4.7 million for the three-month period ended March 31, 2001.

         As of March 31, 2002, capital leases in the aggregate principal amount of $28.4 million were outstanding under prior lease commitments with an average interest rate of 5.42% per annum.

         On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 Equipment TRAC Lease Commitment A") to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A was amended on November 7, 2000 to provide for a maximum borrowing amount of approximately $16.5 million through the end of 2001. The 2000 Equipment TRAC Lease Commitment A was amended again on November 5, 2001 to provide for a maximum borrowing amount of $5.5 million during the calendar year 2002. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of March 31, 2002, $5.5 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three-year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of March 31, 2002, capital leases in the aggregate principal amount of $11.7 million were outstanding under this lease commitment with an average interest rate of 5.41% per annum. During the three-month period ended March 31, 2002, the Company did not enter into any capital leases under this lease commitment.

         On November 5, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment A provides for a maximum borrowing amount of approximately $5.5 million during the calendar year 2002. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of March 31, 2002, $1.5 million remained available under the 2002 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to either the interest rate for the three-year Treasury Note or the one year LIBOR as published in The Wall Street Journal, whichever provides for the higher interest rate, and is fixed upon execution of a lease. As of March 31, 2002, capital leases in the aggregate principal amount of $4.0 million were outstanding under this lease commitment with an average interest rate of 4.28% per annum. During the three-month period ended March 31, 2002, the Company entered into capital leases under this lease commitment in the amount of $4.0 million.

         On November 8, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment B"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment B provides for a maximum borrowing amount of approximately $7.0 million during the calendar year 2002. Each capital lease will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this agreement. As of March 31, 2002, $7.0 million remained available under the 2002 Equipment TRAC Lease Commitment B. The interest rate on the capital leases under this lease commitment fluctuates in relation to Lessor's cost of funds and is fixed upon execution of a lease. During the three-month period ended March 31, 2002, the Company did not enter into any capital leases under this lease commitment.

         As of March 31, 2002, the Company had debt obligations of approximately $69.3 million, including amounts borrowed under the facilities described above, of which approximately $16.1 million were current obligations. During the three-month period ended March 31, 2002, the Company made borrowings under the Senior Credit Facility and the other debt facilities described above of $13.6 million, while retiring $13.7 million in debt under these facilities. The retired debt had an average interest rate of approximately 6.08%.

         During the years 2002 and 2003, the Company plans to make approximately $121.5 million in capital expenditures. At March 31, 2002, the Company has spent and was committed to spend $23.9 million of this amount for revenue equipment in 2002, and $93.8 million of this amount is currently budgeted for revenue equipment in 2003. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

         The Senior Credit Facility, the 2000 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment B and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2002. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, the Senior Credit Facility, the 2000 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment A and the 2002 TRAC Lease Commitment B for the foreseeable future.

         On October 17, 2001, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period ending October 16, 2004 dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. The Company may purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility. As of March 31, 2002, the Company had purchased no shares pursuant to this authorization.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     As reported in the notes to the financial statements and in the Liquidity and Capital Resources section of this FORM 10-Q, as of April 28, 2000 and amended on March 30, 2001, the Company entered into the Senior Credit Facility with a multi-bank group. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At March 31, 2002, the Company had $25.3 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on FORM 8-K.

          (A)  Exhibits

               11.1     Statement Re: Computation of Earnings (Loss) Per Share

          (B)  Reports on FORM 8-K

               The Company did not file any reports on FORM 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        USA TRUCK, INC.
                                        ----------------------------------------
                                        (Registrant)


Date:          April 19, 2002                /s/ ROBERT M. POWELL
         ---------------------------    ----------------------------------------
                                        ROBERT M. POWELL
                                        Chairman and Chief
                                        Executive Officer

Date:          April 19, 2002                /s/ JERRY D. ORLER
         ---------------------------    ----------------------------------------
                                        JERRY D. ORLER
                                        President

Date:          April 19, 2002                /s/ CLIFTON R. BECKHAM
         ---------------------------    ----------------------------------------
                                        CLIFTON R. BECKHAM
                                        Vice President - Finance, Chief
                                        Financial Officer, Secretary
                                        and Treasurer

FORM 10-Q
                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.


  EXHIBIT
  NUMBER                           DESCRIPTION
----------    ------------------------------------------------------
   11.1       Statement Re: Computation of Earnings (Loss) Per Share