Form 10-Q
period 2002-06-30
USA TRUCK INC
filed 2002-07-17
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                              ---------------    ---------------

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

                                 (479) 471-2500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
  ----------------------------------------------------------------------------
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

         As of July 17, 2002, the Registrant had outstanding 9,324,908 shares of common stock, $.01 par value per share.

                                      INDEX

                                 USA TRUCK, INC.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                    Page
                                                                                                     ------

                  Condensed Consolidated Balance Sheets - June 30, 2002 (unaudited)
                    and December 31, 2001                                                               3

                  Condensed Consolidated Statements of Operations (unaudited) - Three
                    Months Ended and Six Months Ended June 30, 2002 and 2001                            4

                  Condensed Consolidated Statements of Cash Flows (unaudited) - Six
                    Months Ended June 30, 2002 and 2001                                                 5

                  Notes to Condensed Consolidated Financial Statements (unaudited) -
                    June 30, 2002                                                                       6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                             8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                               15

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.                                     16

Item 6.       Exhibits and Reports on FORM 8-K                                                         16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 USA TRUCK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,          December 31,
                                                                                        2002               2001(1)
                                                                                   ---------------    ---------------
                                                                                     (unaudited)          (audited)
                                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $     1,605,996    $     1,976,228
    Accounts Receivable:
      Trade - less allowance for doubtful accounts
        (2002 - $297,216; 2001 - $260,771)                                              29,415,814         25,823,304
      Other                                                                                563,276          3,068,554
    Inventories                                                                            743,214            474,279
    Deferred income taxes                                                                1,695,170            673,000
    Prepaid expenses and other current assets                                            4,319,008          2,398,410
                                                                                   ---------------    ---------------
         Total current assets                                                           38,342,478         34,413,775

PROPERTY AND EQUIPMENT                                                                 218,634,773        207,945,810
ACCUMULATED DEPRECIATION AND AMORTIZATION                                              (70,714,674)       (60,102,406)
                                                                                   ---------------    ---------------
                                                                                       147,920,099        147,843,404
OTHER ASSETS                                                                               154,083            154,295
                                                                                   ---------------    ---------------
         Total assets                                                              $   186,416,660    $   182,411,474
                                                                                   ===============    ===============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Bank drafts payable                                                            $     1,865,516    $     1,537,585
    Trade accounts payable                                                               4,366,312          4,029,960
    Accrued expenses                                                                    15,716,764         13,173,442
    Current maturities of long-term debt                                                16,998,925         13,029,318
                                                                                   ---------------    ---------------
         Total current liabilities                                                      38,947,517         31,770,305

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                 49,824,794         56,450,817
DEFERRED INCOME TAXES                                                                   22,879,969         20,488,511
INSURANCE AND CLAIMS ACCRUALS                                                            2,507,765          2,528,365

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value; 1,000,000 shares authorized:
      none issued                                                                               --                 --
    Common Stock, $.01 par value; 16,000,000 shares authorized; issued shares
      (2002 - 9,324,908; 2001 - 9,267,693)                                                  93,249             92,677
    Additional paid-in capital                                                          11,399,298         11,138,506
    Retained earnings                                                                   60,826,101         60,022,099
     Less treasury stock, at cost (2002 - 10,981; 2001 - 14,135)                           (62,033)           (79,806)
                                                                                   ---------------    ---------------
         Total stockholders' equity                                                     72,256,615         71,173,476
                                                                                   ---------------    ---------------
         Total liabilities and stockholders' equity                                $   186,416,660    $   182,411,474
                                                                                   ===============    ===============


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

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                ----------------------------------    ----------------------------------
                                                      2002              2001               2002                2001
                                                ---------------    ---------------    ---------------    ---------------
REVENUE:
    Revenue, before fuel surcharge              $    68,924,995    $    61,877,997    $   130,570,440    $   120,165,468
    Fuel surcharge                                    1,067,865          2,342,636          1,264,575          4,963,539
                                                ---------------    ---------------    ---------------    ---------------
      Total revenues                                 69,992,860         64,220,633        131,835,015        125,129,007

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits            27,195,500         27,425,889         53,871,488         53,733,228
    Operations and maintenance                       24,832,918         21,432,180         44,938,519         41,492,541
    Operating taxes and licenses                      1,098,147          1,094,628          2,118,256          2,106,509
    Insurance and claims                              4,169,637          3,188,893          7,852,754          6,258,908
    Communications and utilities                        690,494            676,121          1,387,417          1,360,660
    Depreciation and amortization                     6,798,107          6,656,289         13,420,889         13,382,232
    Other                                             2,513,453          2,183,330          4,584,580          4,638,118
                                                ---------------    ---------------    ---------------    ---------------
                                                     67,298,256         62,657,330        128,173,903        122,972,196
                                                ---------------    ---------------    ---------------    ---------------
OPERATING INCOME                                      2,694,604          1,563,303          3,661,112          2,156,811
OTHER EXPENSES (INCOME):
    Interest expense                                    754,361          1,158,264          1,583,890          2,444,296
    Gain on disposal of assets                          (15,969)           (14,665)           (10,328)           (33,603)
    Other, net                                          (63,156)           (34,273)           (53,725)           (45,260)
                                                ---------------    ---------------    ---------------    ---------------
                                                        675,236          1,109,326          1,519,837          2,365,443
                                                ---------------    ---------------    ---------------    ---------------
INCOME (LOSS) BEFORE INCOME TAXES                     2,019,368            453,977          2,141,275           (208,632)
INCOME TAX EXPENSE (BENEFIT)                          1,289,219            175,420          1,337,273            (82,270)
                                                ---------------    ---------------    ---------------    ---------------

NET INCOME (LOSS)                               $       730,149    $       278,557    $       804,002    $      (126,352)
                                                ===============    ===============    ===============    ===============

PER SHARE INFORMATION:
    Average shares outstanding (Basic)                9,313,158          9,240,270          9,292,138          9,235,174
                                                ===============    ===============    ===============    ===============
    Basic net income (loss) per share           $          0.08    $          0.03    $          0.09    $         (0.01)
                                                ===============    ===============    ===============    ===============

    Average shares outstanding (Diluted)              9,363,262          9,266,526          9,342,242          9,235,174
                                                ===============    ===============    ===============    ===============
    Diluted net income (loss) per share         $          0.08    $          0.03    $          0.09    $         (0.01)
                                                ===============    ===============    ===============    ===============


            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30,
                                                                    ----------------------------------
                                                                         2002                2001
                                                                    ---------------    ---------------
OPERATING ACTIVITIES:
  Net income (loss)                                                 $       804,002    $      (126,352)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                                          13,420,889         13,382,232
  Provision for doubtful accounts                                            35,800             24,000
  Deferred income taxes                                                   1,369,288           (473,425)
  Gain on disposal of assets                                                (10,328)           (33,603)
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (1,123,032)         1,153,831
    Inventories, prepaid expenses and other current assets               (2,189,533)           124,608
    Bank drafts payable, accounts payable and accrued expenses            3,207,605          3,914,836
    Insurance and claims accruals                                           (20,600)          (236,549)
                                                                    ---------------    ---------------
         Net cash provided by operating activities                       15,494,091         17,729,578

INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (6,173,213)       (19,295,175)
  Proceeds from disposal of assets                                          259,945          7,448,833
  Changes in other assets                                                       212            297,846
                                                                    ---------------    ---------------
         Net cash used by investing activities                           (5,913,056)       (11,548,496)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                        25,172,000         72,016,000
  Principal payments on long-term debt                                  (27,212,000)       (69,484,000)
  Principal payments on capitalized lease obligations                    (8,190,404)        (8,908,854)
  Proceeds from the exercise of stock options                               239,935                  2
  Proceeds from sale of treasury stock                                       39,202             39,460
                                                                    ---------------    ---------------
          Net cash used by financing activities                          (9,951,267)        (6,337,392)
                                                                    ---------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (370,232)          (156,310)
Cash and cash equivalents at beginning of period                          1,976,228          1,674,730
                                                                    ---------------    ---------------
Cash and cash equivalents at end of period                          $     1,605,996    $     1,518,420
                                                                    ===============    ===============


            See notes to condensed consolidated financial statements.

                                USA TRUCK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                  JUNE 30, 2002

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to FORM 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 2001.

NOTE B--COMMITMENTS

     As of June 30, 2002, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $19.5 million in 2002. As part of these commitments, the Company has remaining contracts for the purchase of 110 tractors during 2002. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment.

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

     Extending the lives on tractors will also result in an increased charge to net income in 2002 for maintenance costs. Although the dollar impact cannot be accurately estimated for the remainder of 2002, the Company is taking steps to minimize it through an expansion of its maintenance facilities in Laredo, Texas and Bethel, Pennsylvania as well as an expanded facility in Butler Township, Ohio.

     The Company has a commitment for the expanded terminal facility in Butler Township, Ohio. Construction began in the third quarter of 2001 and was completed in the second quarter of 2002. Approximately $0.1 million remains outstanding of the original commitment.

NOTE C--CAPITAL STOCK TRANSACTIONS

     During the six-month period ended June 30, 2002, the Company did not repurchase any of its outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in October 2001. However, the Company did distribute 3,154 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such plan during the six-month period ended June 30, 2002.

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Board No. 141, "Business Combinations" (SFAS
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires any business combination completed after June 30, 2001, to be accounted for by the purchase method. Additionally, SFAS 141 changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001, and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and other intangible assets acquired after June 30, 2001, will not be amortized. Companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. These statements did not have a material impact on the Company.


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

None.

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                             June 30,
                                                ----------------------------------    ---------------------------------
                                                     2002                2001               2002              2001
                                                ---------------    ---------------    ---------------   ---------------
REVENUE, BEFORE FUEL SURCHARGE                            100.0 %            100.0 %            100.0 %           100.0 %

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits                  39.5               44.3               41.3              44.7
    Operations and maintenance (1)                         34.5               30.9               33.4              30.4
    Operating taxes and licenses                            1.6                1.8                1.6               1.8
    Insurance and claims                                    6.0                5.2                6.0               5.2
    Communications and utilities                            1.0                1.1                1.1               1.1
    Depreciation and amortization                           9.9               10.8               10.3              11.1
    Other                                                   3.6                3.5                3.5               3.9
                                                ---------------    ---------------    ---------------   ---------------
                                                           96.1               97.5               97.2              98.2
                                                ---------------    ---------------    ---------------   ---------------
OPERATING INCOME                                            3.9                2.5                2.8               1.8
OTHER EXPENSES (INCOME):
    Interest expense                                        1.1                1.9                1.2               2.0
    Gain on disposal of assets                               --                 --                 --                --
    Other, net                                             (0.1)              (0.1)                --                --
                                                ---------------    ---------------    ---------------   ---------------
                                                            1.0                1.8                1.2               2.0
                                                ---------------    ---------------    ---------------   ---------------
INCOME (LOSS) BEFORE INCOME TAXES                           2.9                0.7                1.6              (0.2)
INCOME TAX EXPENSE (BENEFIT)                                1.9                0.3                1.0              (0.1)
                                                ---------------    ---------------    ---------------   ---------------

NET INCOME (LOSS)                                           1.1 %              0.5 %              0.6 %            (0.1)%
                                                ---------------    ---------------    ---------------   ---------------


(1) Net of fuel surcharge

RESULTS OF OPERATIONS

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

     Operating revenue, before diesel fuel ("fuel") surcharge, increased 11.4% to $68.9 million in the second quarter of 2002 from $61.9 million for the same quarter of 2001. The Company believes this increase is due primarily to an increase of 6.4% in the average number of tractors operated from 1,770 (including 18 owner-operators) in the second quarter of 2001 to 1,883 (including 95 owner-operators) in the same quarter of 2002 and to a 321.8% increase in third party logistics and brokerage revenues to $4.3 million in the second quarter of 2002 from $1.0 million for the same quarter of 2001. Average revenue per mile (exclusive of fuel surcharge) increased to $1.208 in the second quarter of 2002 from $1.140 in the same quarter of 2001 primarily due to the abovementioned increase in third party logistics and brokerage revenues. The number of shipments increased 8.7% to 64,177 in the second quarter of 2002 from 59,022 in the same quarter of 2001. Miles per tractor per week decreased 2.7% from 2,432 in the second quarter of 2001 to 2,367 in the same quarter of 2002 primarily due to a 193.0% increase in the percentage of unmanned tractors to 6.30% in the second quarter of 2002 from 2.15% for the same quarter of 2001. The empty mile factor decreased from 9.88% of paid miles in the second quarter of 2001 to 9.17% of paid miles in the same quarter of 2002. The decreased empty mile factor was primarily the result of improved freight demand in the Company's operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there are few available outbound loads.

     Operating expenses and costs, as a percentage of revenue, before fuel surcharge, decreased to 96.1% in 2002 from 97.5% in 2001.

     The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of the Company implementing a per diem pay program for its drivers during April 2002 and increases in third party logistics and brokerage revenues and the Company's owner-operator fleet. The average number of owner-operators in the Company's fleet increased from 18 in the second quarter of 2001 to 95 in the same quarter of 2002. These reductions in salaries were partially offset by a slight increase in driver pay per mile, net of the per diem effect.

     The increase in operations and maintenance costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of a 190.2% increase in purchased transportation expense (third party logistics carrier expense, brokerage carrier expense, Mexican carrier expense and owner-operator fees) to $4.8 million in the second quarter of 2002 from $1.6 million for the same quarter of 2001. The increased expenses are due to the increases in third party logistics and brokerage revenues and the Company's owner-operator fleet described above. These increases were partially offset by a 3.8% decrease in the average price per gallon, net of fuel surcharge.

     The increase in insurance and claims was primarily due to a 187.7% increase in liability, cargo and workers' compensation insurance premiums in the second quarter of 2002 compared to the same quarter in 2001.

     The decrease in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet for the second quarter of 2002 compared to the same quarter in 2001. These increases were partially offset by slightly higher depreciation expense on extended lived tractors (See "Note B--Commitments").

     As a result of the foregoing factors, operating income increased 72.4% to $2.7 million, or 3.9% of revenue, before fuel surcharge, in 2002 from $1.6 million, or 2.5% of revenue, before fuel surcharge, in 2001.

     Interest expense decreased 34.9% to $0.8 million in 2002 from $1.2 million in 2001, resulting primarily from interest rate decreases on the Company's Senior Credit Facility (as defined under "Liquidity and Capital Resources" herein) and, to a lesser extent, from a decrease in average borrowings under the Company's Senior Credit Facility described under the "Liquidity and Capital Resources" section herein.

     As a result of the above, income before income taxes increased 344.8% to $2.0 million, or 2.9% of revenue, before fuel surcharge, in 2002 from $0.5 million, or 0.7% of revenue, before fuel surcharge, in 2001.

     The Company's effective tax rate increased to 63.8% in the second quarter of 2002 compared to 38.6% in the same quarter of 2001. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure implemented by the Company during the second quarter of 2002. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

     As a result of the aforementioned factors, net income increased to $0.7 million in 2002 from $0.3 million in 2001. Diluted net income per share increased to $0.08 per share for the second quarter of 2002 from $0.03 per share in the same quarter of 2001. The number of shares used in the calculation of diluted net income per share for the second quarters of 2002 and 2001 were 9,363,262 and 9,266,526, respectively. Total shares outstanding at June 30, 2002, were 9,324,908.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Operating revenue, before fuel surcharge, increased 8.7% to $130.6 million in 2002 from $120.2 million in 2001. The Company believes this increase is due primarily to an increase of 4.1% in the average number of tractors operated from 1,767 (including 17 owner-operators) in 2001 to 1,839 (including 77 owner-operators) in 2002 and to a 292.1% increase in third party logistics and brokerage revenues to $6.5 million in 2002 from $1.7 million for 2001. Average revenue per mile (exclusive of fuel surcharge) increased to $1.186 in 2002 from $1.138 in 2001 primarily due to the abovementioned increase in third party logistics and brokerage revenues. The number of shipments increased 7.4% to 122,548 in 2002 from 114,070 in 2001. Miles per tractor per week increased 0.3% from 2,352 in 2001 to 2,358 in 2002 primarily due to increased freight demand and, to a lesser extent, a company focus on tractor utilization. The empty mile factor decreased to 9.66% of paid miles in 2002 from 9.79% of paid miles in 2001. The decreased empty mile factor was primarily the result of improved freight demand in the Company's operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there are few available outbound loads.

     Operating expenses and costs, as a percentage of revenue, before fuel surcharge, decreased to 97.2% in 2002 from 98.2% in 2001.

     The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of the Company implementing a per diem pay program for its drivers during April 2002 and increases in third party logistics and brokerage revenues and the Company's owner-operator fleet. The average number of owner-operators in the Company's fleet increased from 17 in 2001 to 77 in 2002. These reductions in salaries were partially offset by a slight increase in driver pay per mile, net of the per diem effect.

     The increase in operations and maintenance costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of a 185.2% increase in purchased transportation expense to

$7.3 million in 2002 from $2.5 million for 2001. The increased expenses are due to the increases in third party logistics and brokerage revenues and the Company's owner-operator fleet described above. These increases were partially offset by a 2.9% decrease in the average price per gallon, net of fuel surcharge.

     The increase in insurance and claims was primarily due to a 186.2% increase in liability, cargo and workers' compensation insurance premiums in 2002 compared to 2001.

     The decrease in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet for 2002 compared to 2001. These increases were partially offset by slightly higher depreciation expense on extended lived tractors (See "Note B--Commitments").

     As a result of the foregoing factors, operating income increased 69.7% to $3.7 million, or 2.8% of revenue, before fuel surcharge, in 2002 from $2.2 million, or 1.8% of revenue, before fuel surcharge, in 2001.

     Interest expense decreased 35.2% to $1.6 million in 2002 from $2.4 million in 2001, resulting primarily from interest rate decreases on the Company's Senior Credit Facility (as defined under "Liquidity and Capital Resources" herein) and, to a lesser extent, from a decrease in average borrowings under the Company's Senior Credit Facility described under the "Liquidity and Capital Resources" section herein.

     As a result of the above, income before income taxes increased to $2.1 million, or 1.6% of revenue, before fuel surcharge, in 2002 from a loss before income taxes of $0.2 million, or (0.2%) of revenue, before fuel surcharge, in 2001.

     The Company's effective tax rate increased to 62.5% in 2002 compared to 39.4% in 2001. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure implemented by the Company during the second quarter of 2002. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

As a result of the aforementioned factors, net income increased to $0.8 million in 2002 from a net loss of $0.1 million in 2001. Diluted net income per share increased to $0.09 per share for 2002 from a net loss of $0.01 per share in 2001. The number of shares used in the calculation of diluted net income per share for 2002 and 2001 were 9,342,242 and 9,235,174, respectively.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of the Company. Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. Fuel prices decreased during 2001 but have risen over the first half of 2002. There can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

         On April 28, 2000, the Company signed a senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and U.S. Bank (formerly Firstar Bank, N.A.) are participants in the Senior Credit Facility. As of June 30, 2002, approximately $34.6 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 28, 2005. At any time prior to April 28, 2005, subject to certain conditions, the balance outstanding on the Senior Credit Facility may be converted, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the Senior Credit Facility for the quarter ended June 30, 2002 was 3.89%. A quarterly commitment fee is payable on the unused credit line and bears a rate which is determined based on the Company's attainment of certain financial ratios. As of June 30, 2002, the rate was 0.25%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment.

         The continued growth of the Company's business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and with borrowings under the Senior Credit Facility. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $15.5 million for the six-month period ended June 30, 2002 and $17.7 million for the six-month period ended June 30, 2001.

         As of June 30, 2002, capital leases in the aggregate principal amount of $24.6 million were outstanding under prior lease commitments with an average interest rate of 5.37% per annum.

         On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 Equipment TRAC Lease Commitment A") to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A was amended on November 7, 2000 to provide for a maximum borrowing amount of approximately $16.5 million through the end of 2001. The 2000 Equipment TRAC Lease Commitment A was amended again on November 5, 2001 to provide for a maximum borrowing amount of $5.5 million during the calendar year 2002. Each capital lease under this lease commitment will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this lease commitment. As of June 30, 2002, $3.4 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three-year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of June 30, 2002, capital leases in the aggregate principal amount of $13.1 million were outstanding under this lease commitment with an average interest rate of 5.21% per annum. During the six-month period ended June 30, 2002, the Company entered into capital leases under this lease commitment in the amount of $2.1 million.

         On November 5, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment A provides for a maximum borrowing amount of approximately $5.5 million during the calendar year 2002. Each capital lease under this lease commitment will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this lease commitment. As of June 30, 2002, no funds remained available under the 2002 Equipment TRAC Lease Commitment
A. The interest rate on the capital leases under this lease commitment fluctuates in relation to either the interest rate for the three-year Treasury Note or the one year LIBOR as published in The Wall Street Journal, whichever provides for the higher interest rate, and is fixed upon execution of a lease. As of June 30, 2002, capital leases in the aggregate principal amount of $5.2 million were outstanding under this lease commitment with an average interest rate of 4.34% per annum. During the six-month period ended June 30, 2002, the Company entered into capital leases under this lease commitment in the amount of $5.5 million.

         On November 8, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment B"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment B provides for a maximum borrowing amount of approximately $7.0 million during the calendar year 2002. Each capital lease under this lease commitment will have a repayment period of 42 months. Borrowings are limited based on the amounts outstanding under capital leases entered into under this lease commitment. As of June 30, 2002, $7.0 million remained available under the 2002 Equipment TRAC Lease Commitment B. The interest rate on the capital leases under this lease commitment fluctuates in relation to lessor's cost of funds and is fixed upon execution of a lease. During the six-month period ended June 30, 2002, the Company did not enter into any capital leases under this lease commitment.

         As of June 30, 2002, the Company had debt obligations of approximately $66.8 million, including amounts borrowed under the Senior Credit Facility and lease commitments described above, of which approximately $17.0 million were current obligations. During the six-month period ended June 30, 2002, the Company made borrowings under the Senior Credit Facility and lease commitments described above of $25.2 million, while retiring $27.2 million in debt under these facilities. The borrowings had an average interest rate of approximately 4.08% while the retired debt had an average interest rate of approximately 4.39%.

         During the years 2002 and 2003, the Company plans to make approximately $129.3 million in capital expenditures. As of June 30, 2002, the Company has spent and has committed to spend $27.3 million of this amount for revenue equipment in 2002. The Company has budgeted $98.2 million of this amount for revenue equipment in 2003. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures will be used for maintenance and office equipment and facility improvements.

         The Senior Credit Facility, the 2000 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment B, cash received from selling tractors and trailers and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2002. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, the Senior Credit Facility, the 2000 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment B and other TRAC leases for the foreseeable future.

         On October 17, 2001, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period ending October 16, 2004 dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. The Company may purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility. As of June 30, 2002, the Company had purchased no shares pursuant to this authorization.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As reported in the notes to the financial statements and in the Liquidity and Capital Resources section of this FORM 10-Q, as of April 28, 2000 and amended on March 30, 2001, the Company entered into the Senior Credit Facility with a multi-bank group. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At June 30, 2002, the Company had $25.4 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     All customers are required to pay for the Company's services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to the Company in Canadian dollars, any foreign currency exchange risk associated with such payments is insignificant.

     The Company does not engage in hedging transactions relating to fuel or any other commodity.

                                    FORM 10-Q

                                 USA TRUCK, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders of the Company was held on May 8, 2002. At the meeting, the stockholders elected the people set forth in the table below to serve as directors for a term expiring at the 2005 Annual Meeting of
Stockholders:

                                            Votes               Votes                 Broker
            Nominee                          For               Withheld              Non-Votes
         -------------                    ---------            --------              ---------
         Jim L. Hanna                     8,002,523              31,758                  -0-
         Joe D. Powers                    8,002,523              31,758                  -0-

Item 6. Exhibits and Reports on FORM 8-K.

     (A)  Exhibits

          11.1 Statement Re: Computation of Earnings (Loss) Per Share

     (B)  Reports on FORM 8-K

          The Company did not file any reports on FORM 8-K during the six months ended June 30, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            USA TRUCK, INC.
                                            ------------------------------------
                                            (Registrant)


Date:      July 17, 2002                        /s/  ROBERT M. POWELL
     ---------------------------            ------------------------------------
                                            ROBERT M. POWELL
                                            Chairman and Chief
                                            Executive Officer

Date:      July 17, 2002                        /s/  JERRY D. ORLER
     ---------------------------            ------------------------------------
                                            JERRY D. ORLER
                                            President

Date:      July 17, 2002                        /s/  CLIFTON R. BECKHAM
     ---------------------------            ------------------------------------
                                            CLIFTON R. BECKHAM
                                            Vice President - Finance, Chief
                                            Financial Officer and Secretary

FORM 10-Q

                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.

                                                                          Sequentially
 Exhibit                                                                    Numbered
 Number                             Exhibit                                   Page
--------     ------------------------------------------------------     ----------------
  11.1       Statement Re: Computation of Earnings (Loss) Per Share            19