Form 10-Q
period 2002-09-30
USA TRUCK INC
filed 2002-10-31
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to              .
                               ---------------    -------------

                         Commission file number 0-19858

                                 USA TRUCK, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           DELAWARE                                                     71-0556971
            ---------------------------------------                        ------------------------------------
                (State or other jurisdiction of                            (I.R.S. Employer Identification No.)
                incorporation or organization)

                   3200 INDUSTRIAL PARK ROAD
                      VAN BUREN, ARKANSAS                                                  72956
            ---------------------------------------                        ------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                                 -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of October 30, 2002, the Registrant had outstanding 9,324,908 shares of common stock, $.01 par value per share.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

                                                                                                                 Page
                                                                                                                ------
Item 1.       Financial Statements


                  Condensed Consolidated Balance Sheets - September 30, 2002 (unaudited) and
                    December 31, 2001                                                                              3

                  Condensed Consolidated Statements of Operations (unaudited) - Three Months Ended and Nine
                    Months Ended September 30, 2002 and 2001                                                       4

                  Condensed Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended
                    September 30, 2002 and 2001                                                                    5

                  Notes to Condensed Consolidated Financial Statements (unaudited) - September 30,
                    2002                                                                                           6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                          17

Item 4.       Controls and Procedures                                                                             17

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on FORM 8-K                                                                    18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 USA TRUCK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,           December 31,
                                                                                         2002                   2001(1)
                                                                                    ---------------        ---------------
                                                                                      (unaudited)              (audited)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                       $     1,722,504        $     1,976,228
    Accounts Receivable:
      Trade - less allowance for doubtful accounts
        (2002 - $292,227; 2001 - $260,771)                                               30,421,971             25,823,304
      Other                                                                                 645,150              3,068,554
    Inventories                                                                             450,959                474,279
    Deferred income taxes                                                                 2,087,736                673,000
    Prepaid expenses and other current assets                                             3,666,377              2,398,410
                                                                                    ---------------        ---------------
         Total current assets                                                            38,994,697             34,413,775

PROPERTY AND EQUIPMENT                                                                  220,893,833            207,945,810
ACCUMULATED DEPRECIATION AND AMORTIZATION                                               (70,405,715)           (60,102,406)
                                                                                    ---------------        ---------------
                                                                                        150,488,118            147,843,404
OTHER ASSETS                                                                                207,177                154,295
                                                                                    ---------------        ---------------
         Total assets                                                               $   189,689,992        $   182,411,474
                                                                                    ===============        ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Bank drafts payable                                                             $     1,714,309        $     1,537,585
    Trade accounts payable                                                                4,786,188              4,029,960
    Accrued expenses                                                                     17,119,170             13,173,442
    Current maturities of long-term debt                                                 18,315,102             13,029,318
                                                                                    ---------------        ---------------
         Total current liabilities                                                       41,934,769             31,770,305

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                  48,231,150             56,450,817
DEFERRED INCOME TAXES                                                                    23,262,692             20,488,511
INSURANCE AND CLAIMS ACCRUALS                                                             2,714,465              2,528,365

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value; 1,000,000 shares authorized:
      none issued                                                                                --                     --
    Common Stock, $.01 par value; 16,000,000 shares authorized; issued shares
      (2002 - 9,324,908; 2001 - 9,267,693)                                                   93,249                 92,677
    Additional paid-in capital                                                           11,406,900             11,138,506
    Retained earnings                                                                    62,097,187             60,022,099
     Less treasury stock, at cost (2002 - 10,981; 2001 - 14,135)                            (50,420)               (79,806)
                                                                                    ---------------        ---------------
         Total stockholders' equity                                                      73,546,916             71,173,476
                                                                                    ---------------        ---------------
         Total liabilities and stockholders' equity                                 $   189,689,992        $   182,411,474
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

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                            ----------------------------------   ----------------------------------
                                                  2002               2001              2002               2001
                                            ---------------    ---------------   ---------------    ---------------

REVENUE:
    Revenue, before fuel surcharge          $    70,651,305    $    62,869,859   $   201,221,745    $   183,035,327
    Fuel surcharge                                1,671,810          1,997,512         2,936,385          6,961,051
                                            ---------------    ---------------   ---------------    ---------------
      Total revenues                             72,323,115         64,867,371       204,158,130        189,996,378

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits        27,138,295         27,349,174        81,009,783         81,082,402
    Fuel and fuel taxes                          12,569,554         12,605,695        35,099,029         39,009,051
    Purchased transportation                      7,409,328          3,185,990        18,887,875          6,736,081
    Depreciation and amortization                 7,067,364          6,530,735        20,488,253         19,912,967
    Operations and maintenance                    5,672,101          5,658,856        16,602,598         17,197,950
    Insurance and claims                          4,643,859          3,663,501        12,496,613          9,922,409
    Operating taxes and licenses                  1,131,138            856,117         3,249,394          2,962,626
    Communications and utilities                    722,965            669,335         2,110,382          2,029,995
    Other                                         2,553,001          2,068,187         7,137,581          6,706,305
                                            ---------------    ---------------   ---------------    ---------------
                                                 68,907,605         62,587,590       197,081,508        185,559,786
                                            ---------------    ---------------   ---------------    ---------------
OPERATING INCOME                                  3,415,510          2,279,781         7,076,622          4,436,592
OTHER EXPENSES (INCOME):
    Interest expense                                781,540          1,075,771         2,365,430          3,520,067
    (Gain) loss on disposal of assets               (97,866)           234,062          (108,194)           200,459
    Other, net                                      (21,593)             3,658           (75,318)           (41,602)
                                            ---------------    ---------------   ---------------    ---------------
                                                    662,081          1,313,491         2,181,918          3,678,924
                                            ---------------    ---------------   ---------------    ---------------
INCOME BEFORE INCOME TAXES                        2,753,429            966,290         4,894,704            757,668
INCOME TAX EXPENSE (BENEFIT)                      1,482,343            377,003         2,819,616            294,733
                                            ---------------    ---------------   ---------------    ---------------

NET INCOME                                  $     1,271,086    $       589,287   $     2,075,088    $       462,935
                                            ===============    ===============   ===============    ===============

PER SHARE INFORMATION:
    Average shares outstanding (Basic)            9,315,007          9,235,520         9,297,587          9,240,333
                                            ===============    ===============   ===============    ===============
    Basic net income per share              $          0.14    $          0.06   $          0.22    $          0.05
                                            ===============    ===============   ===============    ===============

    Average shares outstanding (Diluted)          9,359,062          9,277,221         9,341,642          9,281,664
                                            ===============    ===============   ===============    ===============
    Diluted net income per share            $          0.14    $          0.06   $          0.22    $          0.05
                                            ===============    ===============   ===============    ===============


           See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------

OPERATING ACTIVITIES:
  Net income                                                     $  2,075,088    $    462,935
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                    20,488,253      19,912,967
  Provision for doubtful accounts                                      50,800          46,000
  Deferred income taxes                                             1,359,445         (92,664)
  (Gain) loss on disposal of assets                                  (108,194)        200,459
  Changes in operating assets and liabilities:
    Accounts receivable                                            (2,226,063)        (71,697)
    Inventories, prepaid expenses and other current assets         (1,244,647)        783,661
    Bank drafts payable, accounts payable and accrued expenses      4,878,680       1,802,828
    Insurance and claims accruals                                     186,100        (109,049)
                                                                 ------------    ------------
         Net cash provided by operating activities                 25,459,462      22,935,440

INVESTING ACTIVITIES:
  Purchases of property and equipment                             (11,908,439)    (23,445,777)
  Proceeds from disposal of assets                                  1,115,583       9,931,125
  Changes in other assets                                             (52,882)        309,618
                                                                 ------------    ------------
         Net cash used by investing activities                    (10,845,738)    (13,205,034)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                  43,069,000      92,502,000
  Principal payments on long-term debt                            (46,096,000)    (91,640,000)
  Principal payments on capitalized lease obligations             (12,138,800)    (11,036,693)
  Proceeds from the exercise of stock options                         239,935              11
  Proceeds from sale of treasury stock                                 58,417          52,742
                                                                 ------------    ------------
          Net cash used by financing activities                   (14,867,448)    (10,121,940)
                                                                 ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (253,724)       (391,534)
Cash and cash equivalents at beginning of period                    1,976,228       1,674,730
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $  1,722,504    $  1,283,196
                                                                 ============    ============


           See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2002

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to FORM 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 2001.

NOTE B--COMMITMENTS

     As of September 30, 2002, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $8.7 million in 2002. As part of these commitments, the Company has remaining contracts for the purchase of 44 tractors and 329 trailers during 2002. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment.

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

     The Company will aggressively pursue selling to unrelated third parties the tractors on which useful lives have been extended if it can secure satisfactory pricing through its internal tractor sales efforts. Anytime the market price equals management expectations on such equipment, it will be sold immediately even if it has not yet served its full extended life. The Company will continue to take all necessary measures to minimize the effects of the poor used tractor market on the Company's operation.

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

     The Company has a commitment for the expanded terminal facility in Butler Township, Ohio. Construction began in the third quarter of 2001 and was completed in the second quarter of 2002. Approximately $0.1 million of the original commitment remains outstanding.

NOTE C--CAPITAL STOCK TRANSACTIONS

     During the nine-month period ended September 30, 2002, the Company did not repurchase any of its outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in October 2001. However, the Company did distribute 5,210 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such plan during the nine-month period ended September 30, 2002.

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


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains the fundamental provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides some guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale". The Company adopted SFAS 144 on January 1, 2002. This statement did not have a material impact on the Company.

NOTE E -- CONTINGENCIES

A recent Department of Transportation ("DOT") compliance review has revealed deficiencies in the Company's safety and compliance program that could result in a downgrading of the Company's Satisfactory safety rating if the deficiencies are not corrected before the DOT performs a follow-up compliance review within the next few months.

A downgraded safety rating could result in regulatory fines, increased insurance costs, increased competition for freight from carriers with Satisfactory safety ratings and, in very rare instances, the revocation of a carrier's authority to operate as a motor carrier. Based upon discussions the Company has had with the DOT and the abovementioned legal counsel and consulting firm, the

Company believes that the follow-up compliance review will result in the retention of the Company's Satisfactory safety rating.

For further discussion see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Department of Transportation Compliance Review."

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

FORM 10-Q

                                 USA TRUCK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                            -----------------------------    -----------------------------
                                                2002             2001            2002             2001
                                            ------------     ------------    ------------     ------------

REVENUE, BEFORE FUEL SURCHARGE                     100.0%           100.0%          100.0%           100.0%

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits           38.4             43.5            40.3             44.3
    Fuel and fuel taxes                             15.4             16.9            16.0             17.5
    Purchased transportation                        10.5              5.1             9.4              3.7
    Depreciation and amortization                   10.0             10.4            10.2             10.9
    Operations and maintenance (1)                   8.0              9.0             8.3              9.4
    Insurance and claims                             6.6              5.8             6.2              5.4
    Operating taxes and licenses                     1.6              1.4             1.6              1.6
    Communications and utilities                     1.0              1.1             1.0              1.1
    Other                                            3.6              3.3             3.5              3.7
                                            ------------     ------------    ------------     ------------
                                                    95.2             96.4            96.5             97.6
                                            ------------     ------------    ------------     ------------
OPERATING INCOME                                     4.8              3.6             3.5              2.4
OTHER EXPENSES (INCOME):
    Interest expense                                 1.1              1.7             1.2              1.9
    (Gain) loss on disposal of assets               (0.1)             0.4            (0.1)             0.1
    Other, net                                        --               --              --               --
                                            ------------     ------------    ------------     ------------
                                                     0.9              2.1             1.1              2.0
                                            ------------     ------------    ------------     ------------
INCOME BEFORE INCOME TAXES                           3.9              1.5             2.4              0.4
INCOME TAX EXPENSE                                   2.1              0.6             1.4              0.2
                                            ------------     ------------    ------------     ------------

NET INCOME                                           1.8%             0.9%            1.0%             0.3%
                                            ============     ============    ============     ============


 (1) Net of fuel surcharge

RESULTS OF OPERATIONS

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

     Operating revenue, before diesel fuel ("fuel") surcharge, increased 12.4% to $70.7 million in the third quarter of 2002 from $62.9 million for the same quarter of 2001. The Company believes this increase is due primarily to an increase of 8.5% in the average number of tractors operated from 1,780 (including 29 owner-operators) in the third quarter of 2001 to 1,931

(including 88 owner-operators) in the same quarter of 2002 and to a 146.4% increase in third party logistics and brokerage revenues to $4.8 million in the third quarter of 2002 from $1.9 million for the same quarter of 2001. Average revenue per mile (exclusive of fuel surcharge) increased to $1.220 in the third quarter of 2002 from $1.167 in the same quarter of 2001 primarily due to the abovementioned increase in third party logistics and brokerage revenues. The number of shipments increased 11.2% to 65,598 in the third quarter of 2002 from 58,979 in the same quarter of 2001. Miles per tractor per week decreased 2.5% from 2,403 in the third quarter of 2001 to 2,343 in the same quarter of 2002 primarily due to a 61.6% increase in the percentage of unmanned tractors to 5.72% in the third quarter of 2002 from 3.54% for the same quarter of 2001. The increase in the percentage of unmanned tractors was primarily the result of an increase in the number of Company-owned tractors and driver turnover exceeding the number of drivers hired. The empty mile factor decreased from 9.48% of paid miles in the third quarter of 2001 to 8.92% of paid miles in the same quarter of 2002. The decreased empty mile factor was primarily the result of improved freight demand in the Company's operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there are few available outbound loads.

     Operating expenses and costs, as a percentage of revenue, before fuel surcharge, decreased to 95.2% in the third quarter of 2002 from 96.4% in the same quarter of 2001.

     The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of the Company implementing a per diem pay program for its drivers during April 2002, the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet and a slight decrease in driver pay per mile, net of the per diem effect. The average number of owner-operators in the Company's fleet increased from 29 in the third quarter of 2001 to 88 in the same quarter of 2002. All owner-operator expenses are reflected as purchased transportation.

     The decrease in fuel and fuel taxes costs, as a percentage of revenue, net of fuel surcharge, was primarily due to a decrease in fuel prices and the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet.

     The increase in purchased transportation costs, as a percentage of revenue, net of fuel surcharge, was primarily due to the significant increases in third party logistics and brokerage revenues and the Company's owner-operator fleet described above. Purchased transportation costs are direct costs associated with third party logistics and brokerage revenues and the Company's owner-operator fleet.

     The decrease in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet. These increases were partially offset by slightly higher depreciation expense on extended lived tractors (See "Note B--Commitments").

     The decrease in operations and maintenance costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet and a reduction in operations and maintenance costs per Company-owned tractor for the third quarter of 2002 compared to the same quarter in 2001. The reduction in operations and maintenance costs per Company-owned tractor is due to the Company performing a greater percentage of maintenance work at its terminal facilities and implementing more cost effective methods for purchasing tires and equipment parts.

     The increase in insurance and claims was primarily due to a 502.3% increase in liability, cargo and workers' compensation insurance premiums in the third quarter of 2002 compared to the same quarter in 2001. These increases were partially offset by the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet.

     As a result of the foregoing factors, operating income increased 49.8% to $3.4 million, or 4.8% of revenue, before fuel surcharge, in 2002 from $2.3 million, or 3.6% of revenue, before fuel surcharge, in 2001.

     Interest expense decreased 27.4% to $0.8 million in 2002 from $1.1 million in 2001, resulting primarily from interest rate decreases on the Company's Senior Credit Facility (as defined under "Liquidity and Capital Resources" herein) and, to a lesser extent, from a decrease in average borrowings under the Company's Senior Credit Facility described under the "Liquidity and Capital Resources" section herein.

     As a result of the above, income before income taxes increased 184.9% to $2.8 million, or 3.9% of revenue, before fuel surcharge, in 2002 from $1.0 million, or 1.5% of revenue, before fuel surcharge, in 2001.

     The Company's effective tax rate increased to 53.8% in the third quarter of 2002 compared to 39.0% in the same quarter of 2001. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure implemented by the Company during the second quarter of 2002. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

     As a result of the aforementioned factors, net income increased to $1.3 million in the third quarter of 2002 from $0.6 million in the same quarter of 2001. Diluted net income per share increased to $0.14 per share for the third quarter of 2002 from $0.06 per share in the same quarter of 2001. The number of shares used in the calculation of diluted net income per share for the third quarters of 2002 and 2001 were 9,359,062 and 9,277,221, respectively. Total shares outstanding at September 30, 2002, were 9,324,908.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Operating revenue, before fuel surcharge, increased 9.9% to $201.2 million in 2002 from $183.0 million in 2001. The Company believes this increase is due primarily to an increase of 5.6% in the average number of tractors operated from 1,771 (including 21 owner-operators) in 2001 to 1,870 (including 81 owner-operators) in 2002 and to a 213.1% increase in third party logistics and brokerage revenues to $11.2 million in 2002 from $3.6 million for 2001. Average revenue per mile (exclusive of fuel surcharge) increased to $1.197 in 2002 from $1.148 in 2001 primarily due to the abovementioned increase in third party logistics and brokerage revenues. The number of shipments increased 8.7% to 188,146 in 2002 from 173,049 in 2001. Miles per tractor per week decreased 0.7% from 2,369 in 2001 to 2,352 in 2002 primarily due to an increase in the percentage of unmanned tractors. The increase in the percentage of unmanned tractors was primarily the result of an increase in the number of Company-owned tractors and driver turnover exceeding the number of drivers hired. The empty mile factor decreased to

9.41% of paid miles in 2002 from 9.68% of paid miles in 2001. The decreased empty mile factor was primarily the result of improved freight demand in the Company's operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there are few available outbound loads.

     Operating expenses and costs, as a percentage of revenue, before fuel surcharge, decreased to 96.5% in 2002 from 97.6% in 2001.

     The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of the Company implementing a per diem pay program for its drivers during April 2002 and increases in third party logistics and brokerage revenues and the Company's owner-operator fleet. The average number of owner-operators in the Company's fleet increased from 21 in 2001 to 81 in 2002.

     The decrease in fuel and fuel taxes costs, as a percentage of revenue, net of fuel surcharge, was primarily due to a decrease in fuel prices and the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet.

     The increase in purchased transportation costs, as a percentage of revenue, net of fuel surcharge, was primarily due to the significant increases in third party logistics and brokerage revenues and the Company's owner-operator fleet described above.

     The decrease in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet. These increases were partially offset by slightly higher depreciation expense on extended lived tractors (See "Note B--Commitments").

     The decrease in operations and maintenance costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet and a reduction in operations and maintenance costs per Company-owned tractor. The reduction in operations and maintenance costs per Company-owned tractor is due to the Company performing a greater percentage of maintenance work at its terminal facilities and implementing more cost effective methods for purchasing tires and equipment parts.

     The increase in insurance and claims was primarily due to a 291.6% increase in liability, cargo and workers' compensation insurance premiums in 2002 compared to 2001. These increases were partially offset by the abovementioned increases in third party logistics and brokerage revenues and the Company's owner-operator fleet for 2002 compared to 2001.

     As a result of the foregoing factors, operating income increased 59.5% to $7.1 million, or 3.5% of revenue, before fuel surcharge, in 2002 from $4.4 million, or 2.4% of revenue, before fuel surcharge, in 2001.

     Interest expense decreased 32.8% to $2.4 million in 2002 from $3.5 million in 2001, resulting primarily from interest rate decreases on the Company's Senior Credit Facility (as defined under "Liquidity and Capital Resources" herein) and, to a lesser extent, from a decrease in average borrowings under the Company's Senior Credit Facility described under the "Liquidity and Capital Resources" section herein.

     As a result of the above, income before income taxes increased to $4.9 million, or 2.4% of revenue, before fuel surcharge, in 2002 from $0.8 million, or 0.4% of revenue, before fuel surcharge, in 2001.

     The Company's effective tax rate increased to 57.6% in 2002 compared to 38.9% in 2001. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure implemented by the Company during the second quarter of 2002. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

As a result of the aforementioned factors, net income increased to $2.1 million in 2002 from $0.5 million in 2001. Diluted net income per share increased to $0.22 per share for 2002 from $0.05 per share in 2001. The number of shares used in the calculation of diluted net income per share for 2002 and 2001 were 9,341,642 and 9,281,664, respectively.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of the Company. Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. Fuel prices decreased during 2001 but have risen over the first nine months of 2002. However, the average cost per gallon of fuel was lower for the first nine months of 2002 than the same period of 2001. There can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

         On April 28, 2000, the Company signed a senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and U.S. Bank (formerly Firstar Bank, N.A.) are participants in the Senior Credit Facility. As of September 30, 2002, approximately $35.6 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 28, 2005. At any time prior to April 28, 2005, subject to certain conditions, the balance outstanding on the Senior Credit Facility may be converted, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company's attainment of certain financial ratios.

The effective interest rate on the Company's borrowings under the Senior Credit Facility for the quarter ended September 30, 2002 was 4.00%. A quarterly commitment fee is payable on the unused credit line and bears a rate which is determined based on the Company's attainment of certain financial ratios. As of September 30, 2002, the rate was 0.20%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment.

         The continued growth of the Company's business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Company's Senior Credit Facility, conventional financing and lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and with borrowings under the Senior Credit Facility. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $25.5 million for the nine-month period ended September 30, 2002 and $22.9 million for the nine-month period ended September 30, 2001.

         As of September 30, 2002, capital lease obligations in the aggregate principal amount of $21.6 million were outstanding under prior lease commitments with an average interest rate of 5.41% per annum.

         On January 11, 2000, the Company entered into a lease commitment agreement (the "2000 Equipment TRAC Lease Commitment A") to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A was amended on November 7, 2000 to provide for a maximum borrowing amount of approximately $16.5 million through the end of 2001. The 2000 Equipment TRAC Lease Commitment A was amended again on November 5, 2001 to provide for a maximum borrowing amount of $5.5 million during the calendar year 2002. Each capital lease under this lease commitment has a repayment period of 42 months. Borrowings are limited based on the principal amounts outstanding under capital leases entered into under this lease commitment. During the nine-month period ended September 30, 2002, the Company entered into capital leases under this lease commitment in the amount of $5.2 million. As of September 30, 2002, $0.3 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three-year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of September 30, 2002, capital leases in the aggregate principal amount of $15.4 million were outstanding under this lease commitment with an average interest rate of 4.84% per annum.

         On November 5, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment A provides for a maximum borrowing amount of approximately $5.5 million during the calendar year 2002. Each capital lease under this lease commitment has a repayment period of 42 months. Borrowings are limited based on the principal amounts outstanding under capital leases entered into under this lease commitment. During the nine-month period ended September 30, 2002, the Company entered into capital leases under this lease commitment in the amount of $5.5 million. As of September 30, 2002, no funds remained available under the 2002 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to either the interest rate for the three-year Treasury Note or the one year LIBOR as published in The Wall Street Journal, whichever provides for the higher interest rate, and is fixed upon execution of a lease.

As of September 30, 2002, capital leases in the aggregate principal amount of $4.9 million were outstanding under this lease commitment with an average interest rate of 4.34% per annum.

         On November 8, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment B"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment B provides for a maximum borrowing amount of approximately $7.0 million during the calendar year 2002. Each capital lease under this lease commitment has a repayment period of 42 months. Borrowings are limited based on the principal amounts outstanding under capital leases entered into under this lease commitment. During the nine-month period ended September 30, 2002, the Company entered into capital leases under this lease commitment in the amount of $1.6 million. As of September 30, 2002, $5.4 million remained available under the 2002 Equipment TRAC Lease Commitment B. The interest rate on the capital leases under this lease commitment fluctuates in relation to lessor's cost of funds and is fixed upon execution of a lease.

         As of September 30, 2002, the Company had debt obligations of approximately $66.5 million, including amounts borrowed under the Senior Credit Facility and lease commitments described above, of which approximately $18.3 million were current obligations. During the nine-month period ended September 30, 2002, the Company made borrowings under the Senior Credit Facility and lease commitments described above of $43.1 million, while retiring $46.1 million in debt under these facilities. The borrowings had an average interest rate of approximately 4.03% while the retired debt had an average interest rate of approximately 4.35%.

         During the years 2002 and 2003, the Company plans to make approximately $118.0 million in capital expenditures. As of September 30, 2002, the Company has spent $18.6 million of this amount for revenue equipment in 2002. The Company has committed to spend another $8.7 million of this amount for revenue equipment in the remainder of 2002. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The Company has budgeted, but not committed, $86.9 million of this amount for revenue equipment in 2003. The balance of the expected capital expenditures will be used for maintenance equipment, office equipment and facility improvements.

         The Senior Credit Facility, the 2000 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment A, the 2002 TRAC Lease Commitment B, cash received from selling tractors and trailers and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2002. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, the Senior Credit Facility, the 2002 TRAC Lease Commitment B and other TRAC leases for the foreseeable future.

         On October 17, 2001, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period ending October 16, 2004 dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. The Company may purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit

Facility. As of September 30, 2002, the Company had purchased no shares pursuant to this authorization.

NEW ACCOUNTING PRONOUNCEMENTS

     See Note D to the financial statements of this quarter's FORM 10-Q for a description of the most recent accounting pronouncements and their affect, if any, on the Company.

DEPARTMENT OF TRANSPORTATION COMPLIANCE REVIEW

A recent Department of Transportation ("DOT") compliance review has revealed deficiencies in the Company's safety and compliance program that could result in a downgrading of the Company's Satisfactory safety rating if the deficiencies are not corrected before the DOT performs a follow-up compliance review within the next few months.

The Company is taking the review very seriously. Though most of the deficiencies are administrative, the Company will seek to meet all federal and state laws and regulations, especially in the area of safety. The Company has already taken significant steps to correct the review deficiencies and fully intends to maintain its Satisfactory safety rating. In addition to tightening internal policies and procedures, the Company has hired legal counsel and a consulting firm that both specialize in transportation compliance to advise it. The Company also appreciates, and is taking advantage of, the DOT's efforts to assist in this process. As the Company's safety track record indicates, it is committed to be among the safest carriers on the road.

     A downgraded safety rating could result in regulatory fines, increased insurance costs, increased competition for freight from carriers with Satisfactory safety ratings and, in very rare instances, the revocation of a carrier's authority to operate as a motor carrier. Based upon discussions the Company has had with the DOT and the abovementioned legal counsel and consulting firm, the Company believes that the follow-up compliance review will result in the retention of the Company's Satisfactory safety rating.

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

                                    FORM 10-Q

                                 USA TRUCK, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As reported in the notes to the financial statements and in the Liquidity and Capital Resources section of this FORM 10-Q, the Company entered into the Senior Credit Facility with a multi-bank group on April 28, 2000 and amended the Senior Credit Facility on March 30, 2001. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At September 30, 2002, the Company had $24.4 million outstanding pursuant to the Senior Credit Facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     All customers are required to pay for the Company's services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to the Company in Canadian dollars, any foreign currency exchange risk associated with such payments is insignificant.

     The Company does not engage in hedging transactions relating to fuel or any other commodity.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                    FORM 10-Q

                                 USA TRUCK, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on FORM 8-K.

         (A)      Exhibits

                  11.1     Statement Re: Computation of Earnings Per Share

                  99.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (B)      Reports on FORM 8-K

                  The Company did not file any reports on FORM 8-K during the nine months ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          USA TRUCK, INC.
                                          (Registrant)
                                          -------------------------------------

Date:         October 31, 2002                 /s/  ROBERT M. POWELL
         ---------------------------      -------------------------------------
                                          ROBERT M. POWELL
                                          Chairman and Chief
                                          Executive Officer

Date:         October 31, 2002                 /s/  JERRY D. ORLER
         ---------------------------      -------------------------------------
                                          JERRY D. ORLER
                                          President

Date:         October 31, 2002                 /s/  CLIFTON R. BECKHAM
         ---------------------------      -------------------------------------
                                          CLIFTON R. BECKHAM
                                          Vice President - Finance, Chief
                                          Financial Officer and Secretary

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                 USA TRUCK, INC.

--------------------------------------------------------------------------------



I, Robert M. Powell, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of USA Truck, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 31, 2002


                                               /s/  ROBERT M. POWELL
                                           ------------------------------------
                                           Robert M. Powell
                                           Chairman and Chief Executive Officer

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                 USA TRUCK, INC.

--------------------------------------------------------------------------------



I, Clifton R. Beckham, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of USA Truck, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 31, 2002


                                         /s/  CLIFTON R. BECKHAM
                                     -----------------------------------------
                                     Clifton R. Beckham
                                     Vice President - Finance, Chief Financial
                                     Officer and Secretary

FORM 10-Q
                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.



           Exhibit
           Number                                            Exhibit
     -----------------         ------------------------------------------------------
           11.1                Statement Re: Computation of Earnings Per Share

           99.1                Certification of Chief Executive Officer pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002

           99.2                Certification of Chief Financial Officer pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002