Form 10-K
period 2002-12-31
USA TRUCK INC
filed 2003-03-07
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes [ ] No [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second quarter was $51,041,140 (the characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

         The number of shares outstanding of the Registrant's Common Stock, par value $ .01, as of February 19, 2003 is 9,325,908.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                        Part of Form 10-K into Which the
                       Document                                             Document is Incorporated
                       --------                                             ------------------------
Portions of the Proxy Statement to be sent to stockholders                          Part III
        in connection with 2003 Annual Meeting

                                 USA TRUCK, INC.

                                TABLE OF CONTENTS

ITEM NO.                                            CAPTION                                               PAGE
--------                                            -------                                               ----

                                                    PART I
1.          Business.................................................................................       1
2.          Properties...............................................................................       7
3.          Legal Proceedings........................................................................       7
4.          Submission of Matters to a Vote of Security Holders......................................       8

                                                    PART II

5.          Market for Registrant's Common Equity and Related Stockholder Matters....................       8
6.          Selected Financial Data..................................................................       9
7.          Management's Discussion and Analysis of Financial Condition and Results of Operations....      10
7A.         Quantitative and Qualitative Disclosure about Market Risk................................      18
8.          Financial Statements and Supplementary Data..............................................      19
9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....      36

                                                   PART III

10.         Directors and Executive Officers of the Registrant.......................................      36
11.         Executive Compensation...................................................................      36
12.         Security Ownership of Certain Beneficial Owners and Management...........................      36
13.         Certain Relationships and Related Transactions...........................................      36
14.         Controls and Procedures..................................................................      36

                                                    PART IV

15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................      37
            Signatures...............................................................................      40

                                     PART I


ITEM 1. BUSINESS

GENERAL

         USA Truck, Inc. (the "Company" or "USA Truck") is engaged in the transportation of general commodity freight in interstate and foreign commerce. Operations are conducted primarily east of the Rocky Mountains, but the Company holds authority to transport and does transport freight between all points in the continental United States, other than intrastate, and the Canadian provinces of Ontario and Quebec. The Company also transports freight between points in the U.S. and Canadian provinces of Ontario and Quebec and provides through trailer service in and out of Mexico. The Company contracts Mexican carriers to transport freight, using the Company's trailers and the Mexican carrier's tractors, while in Mexico. The trailer exchange between the Company and the Mexican carrier takes place at the Company's facility in Laredo, Texas. Revenue from foreign countries represents less than 7% of total revenues of the Company for each of the past three years. The principal types of freight transported include automotive parts and materials, tires, paper and paper products, glass, retail store merchandise, chemicals, aluminum and manufacturing materials and supplies. USA Truck does not transport Class A or Class B explosives, garbage, radioactive materials or hazardous wastes.

         USA Truck transports freight in truckload quantities from individual shippers to single or multiple destinations on an as-needed basis. Its business consists primarily of medium haul shipments, more than 700 but less than 1,200 miles. For 2000, 2001 and 2002 the average length of haul for Company tractors was 871 miles, 826 miles and 796, respectively.

         The Company's principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and its telephone number is (479) 471-2500.

         Our Internet address is http://www.usa-truck.com. You can review the filings USA Truck has made with the U.S. Securities and Exchange Commission ("SEC"), free of charge by linking directly from the investor relations section of our web site to EDGAR, a database maintained by the SEC. EDGAR is the Electronic Data Gathering, Analysis and Retrieval system where you can find our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

         The Company is committed to prompt freight pickup, consistent on-time delivery and twenty-four hours a day, seven days a week dispatching. It has taken a number of steps to meet these commitments. In particular, the Company
(i) adheres to strict maintenance and cleaning schedules to avoid breakdowns and delays; (ii) provides detailed routing instructions for, and maintains satellite communications with, drivers to expedite delivery; (iii) maintains trailer pools at strategic locations to minimize the time between customer order and pickup; and (iv) provides extra trailers to high-volume shippers for loading and unloading at their convenience.

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

         These communication and data processing capabilities enhance operating efficiency by providing immediate access to detailed information concerning equipment, cargo, customer locations, credit history, billing arrangements and specific customer requirements. They also permit the Company to respond quickly and accurately to customers' requests and assist in balancing equipment availability throughout its market area. Management believes these information software systems and computer hardware will be sufficient to support the Company's expansion plans at least through 2004 without substantial additional expenditures in the data processing area.

         The Company offers additional services through its USA Logistics Division. USA Logistics provides many services that are not necessarily through the general fleet including, but not limited to, dedicated fleet services, private fleet conversions, brokerage services and third party logistics ("3PL") services. USA Logistics represented 9.7%, 12.3% and 15.4% of Company revenues (exclusive of fuel surcharge) in 2000, 2001 and 2002, respectively.

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

         The Marketing Department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. A high percentage of the Company's business is from repeat customers. For the year ended December 31, 2002, more than 97% of USA Truck's operating revenues were derived from customers that were customers of the Company prior to 2002.

         USA Truck establishes rates through individual negotiations with customers and through contracts tailored to the specific needs of shippers.

         For the year ended December 31, 2002, the Company's ten largest customers accounted for 33% of revenues and its three largest customers accounted for approximately 17% of revenues, with more than 1,600 other customers accounting for the balance. No single customer accounted for more than 10% of revenues.

         Although the Company prefers direct relationships with its shippers, significant marketing activity takes place through 3PL service providers. Securing freight through a third party benefits the Company by providing access to a variety of volume shippers, many of which require their carriers to conduct business with their designated third party. Conversely, such third party arrangements reduce the Company's direct relationship with its shippers.

         Customers are required to have credit approval before dispatch. The Company bills customers at or shortly after delivery, and, for the last three years, receivables collection has averaged approximately 35 days from the billing date.

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

         The average distance traveled between loads as a percentage of total miles traveled (empty mile factor) is a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. The Company's commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if the Company delayed the pickup until a tractor became available in the area. USA Truck's empty mile factor was 9.24% for the year ended December 31, 2002.

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

         Drivers' pay is calculated on the basis of miles driven and increases with tenure. In 2002, drivers averaged 499 paid miles per workday. In October 2000, the Company implemented a 16% driver pay increase. With this pay increase, the Company eliminated incentive pay from its pay package except for drivers in its dedicated services division. The pay increase substantially raised the experience level of the fleet and quickly enabled the Company to man 100% of the fleet with drivers by early 2001. In response, the Company developed a three-phase plan to bring driver wages more into line with historical levels while maintaining the improvements made in the areas of driver retention and safety. All three phases affect new hires only and have no effect on existing drivers. Phase-I, effective in the second quarter of 2001, capped the amount of experience paid to newly hired drivers. Phase-II, effective in the third quarter of 2001, lowered the pay scale for drivers with less than one year of industry experience in strategic points along that scale. Both of these changes served to level off the growth of driver wages. Phase-III, effective October 1, 2001, lowered the pay scale for drivers with more than a year of industry experience in strategic points along that scale. Phase-III is designed to reduce driver pay as a percent of revenue without substantially affecting the strides we have made in the areas of safety, recruiting and retention. In December 2002, the Company further reduced the pay scale for drivers with more than a year of industry experience in strategic points along that scale. However, unlike the pay scale reductions that took place in 2001 that only affected new hires, this change applied to existing drivers as well. The reduced pay scale remains very competitive among industry peers.

         As of December 31, 2002, USA Truck employed 2,339 persons, of which 1,810 were drivers, none of whom was represented by a collective bargaining unit. In the opinion of management, the Company's relationship with its employees is satisfactory.

SAFETY

         USA Truck's safety program is designed to attain the Company's goal of an accident-free working environment and to enforce governmental safety regulations. The Company controls the maximum speed of its tractors with electronic governing equipment, and all of its tractors are equipped with anti-lock braking systems.

         The evaluation of safety records is one of several criteria used by USA Truck to hire driver employees. Safe equipment handling techniques are an important part of new driver training. The Company also conducts pre-employment, random and post-accident drug testing in accordance with Department of Transportation ("DOT") regulations.

         The Company incorporates many programs designed to manage fleet safety including, but not limited to, periodic meetings at remote facilities, a point system to evaluate individual driver safety, a company-wide communication network to facilitate rapid response to safety failures, a driver counseling and retraining system and an overall commitment to safety and compliance throughout the Company and management hierarchy.

REVENUE EQUIPMENT AND MAINTENANCE

         The Company's current policy is to replace most tractors within 42 months from the date of purchase (see "Business--Revenue Equipment Acquisition Program" for details concerning the 2002, 2003 and 2004 tractor trading schedules, which will extend beyond the standard 42 months), which permits the Company to maintain substantial warranty coverage throughout the period of ownership. USA Truck replaces its tractors and trailers based on various factors, including the used equipment market, prevailing interest rates, technological improvements, fuel efficiency and durability.

         The following table shows the number and age of revenue equipment owned and operated by the Company or operated under capital leases as of December 31, 2002:



                                  TRACTORS                              TRAILERS
                       -------------------------------       -------------------------------
                                             AVERAGE                              AVERAGE
     MODEL                                   MONTHS                                MONTHS
     YEAR                 NUMBER           IN SERVICE           NUMBER           IN SERVICE
----------------       ------------       ------------       ------------       ------------
     2003                       176                  4                700                  4
     2002                       396                 13                264                 16
     2001                       421                 25                124                 26
     2000                       534                 38                722                 37
     1999                       282                 49                343                 48
     1998                        54                 58                708                 62
     1997                         3                 74                292                 74
     1996                         1                 88                332                 85
     1995                                                             605                 96
     1994                                                             189                102
                       ------------       ------------       ------------       ------------

     Total                    1,867                 30              4,279                 52
                       ============       ============       ============       ============


         At December 31, 2002, USA Truck operated 1,916 conventional sleeper tractors, including 41 owner-operator tractors and 8 tractors under operating leases, and 4,311 van trailers, including 32 trailers under operating leases. To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company buys tractors and trailers manufactured to its specifications. In deciding which equipment to buy, it considers a number of factors, including safety, economy, resale value and driver comfort. Most of the Company's tractors are equipped with Detroit Diesel Series 60 12.7-liter engines, air-ride suspension and anti-lock brakes. The Company's equipment is maintained through a strict preventive maintenance program designed to minimize equipment downtime and to enhance trade-in value.

         Beginning with the November 1995 trailer purchases, the Company began converting its trailer fleet from 48 foot long and 102 inch wide trailers to 53 foot long and 102 inch wide trailers. Many shippers do not allow carriers to use 48 foot trailers to transport their freight. Because this conversion process continues and additional trailers are required to serve Mexico (see "Business--General"), the Company's trailer to tractor ratio (including owner-operator tractors and tractors and trailers under operating leases) was
2.25 to 1 at December 31, 2002. Management believes that a 2.25 to 1 ratio is sufficient for the Company's operations, in that it promotes efficiency and provides the flexibility needed to serve customer needs. As of December 31, 2002, 3,988 of the 4,279 trailers owned by the Company were 53-foot models. All future purchases of fleet trailers will be 53-foot models, with the possible exception of specialized trailers for dedicated services. The Company is undertaking this conversion in order to meet its customers' requirements and to continue to provide an efficient balance between trailer capacity and weight and length limitations in the various states and provinces.

         During 2002, the Company financed revenue equipment purchases through either its collateralized, $60 million revolving credit agreement (the "Senior Credit Facility"), or through capital lease-purchase arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". All of the Company's revenue equipment is pledged to secure its obligations under such financing arrangements.

         In addition to company-owned tractors, the Company contracts with owner-operators for the use of their tractors and drivers in the Company's operations. At December 31, 2002, 41 owner-operator tractors were under contract with the Company. The Company does not plan to increase the size of its owner-operator fleet significantly in proportion to its company-owned fleet in 2003.

REVENUE EQUIPMENT ACQUISITION PROGRAM

         During 2002, the Company acquired 221 new tractors (a net increase of 150) and 717 new trailers (a net increase of 643). The Company purchased 183 more trailers in 2002 than anticipated in response to a shortage of available trailers caused by increased utilization of owner-operators by the Company.

         The Company extended the useful lives and reduced the salvage value on those groups of tractors that would have traded in 2002 under normal used tractor market conditions. These extended lives (60 months) and reduced salvage values (14 percent of original cost of equipment) yielded an increased depreciation charge to pre-tax earnings in 2002 of approximately $0.4 million. Extending the lives on tractors resulted in an increased charge to net income in 2002 for maintenance costs. The Company has instituted an aggressive trade schedule in 2003 and plans to institute an aggressive trade schedule in 2004 to reduce the average age of its tractor fleet and to resume trading most tractors within 42 months from the date of purchase as it did prior to 2002. As the average age of the tractor fleet decreases, these additional maintenance costs will decrease as well.

     During 2003 and 2004, the Company plans to acquire 754 and 1,169 new tractors and 522 and 960 new trailers, respectively. These acquisitions and the disposals during the year will result in net increases of 284 and 320 tractors and net increases of 185 and 627 trailers, respectively. As of March 6, 2003, contracts had been executed for the acquisition of all 754 tractors and 522 trailers to be acquired in 2003.

         In April 2003, the Company will take delivery of its first tractors with new exhaust gas recirculation ("EGR") engines. For additional information regarding ECR engines, see "Business--Regulation" below.

INSURANCE

         The primary risk areas in the motor carrier industry are cargo loss and damage, personal injury, property damage and workers' compensation claims. Management believes that its insurance coverages are sufficient in each of these areas. The Company is qualified as a workers' compensation self-insurer in the State of Arkansas, which is secured by a $0.2 million letter of credit and in Louisiana, which is secured by a $0.1 million letter of credit. In June 1993, the Company received federal authority to self-insure for cargo loss and damage claims and for bodily injury and property damage ("BIPD") claims. These self-insurance arrangements are secured by $1.01 million in letters of credit with the Federal Highway Administration and an additional $0.85 million in letters of credit with the Company's insurance carriers. The DOT temporarily revoked the Company's authority as a self-insurer for cargo loss and damage claims and for BIPD claims from January 6, 2003 until January 13, 2003 as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Department of Transportation Compliance Review."

         In 2002, the Company changed its annual insurance renewal date from January 1 to October 1. From January 1, 2002 to September 30, 2002, the Company's self-insurance retention levels were $2.0 million for BIPD claims per occurrence, $0.75 million for workers' compensation claims per occurrence, and $0.1 million for cargo loss and damage claims per occurrence. The Company opted to completely self-insure for physical damage to its tractors and trailers during this period with the exception that the Company carried catastrophic physical damage coverage to protect the Company against natural disasters. As of October 1, 2002, the Company's worker's compensation, cargo loss and damage and physical damage claims self-insurance retention levels remained unchanged. However, the Company lowered its self-insured retention level with respect to BIPD claims to $1.0 million per occurrence plus a 25% corridor per occurrence in the $1.0 million to $3.0 million excess coverage layer. The Company has excess general liability coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss.

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

         USA Truck competes primarily with other truckload carriers and shipper-owned fleets and, to a lesser extent, with railroads and less-than-truckload carriers. A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than does the Company.

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

         In April 2003, the Company will take delivery of its first tractors with new EGR engines. These new engines are the product of lower emission standards set forth by the Environmental Protection Agency and are required on all class eight diesel engines produced in the United States effective October 1, 2002. The engine technology is designed to emit cleaner emissions by recirculating exhaust gasses back through the engine instead of directly into the atmosphere. The reliability, fuel efficiency and maintenance costs of the new engines are relatively unknown because the engines have been re-engineered, have more complex components and burn at hotter temperatures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Protection Agency Engine Mandate".

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

SEASONALITY

         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality".

ITEM 2. PROPERTIES

         The Company owns its headquarters in Van Buren, Arkansas, located on 63 acres. This site has approximately 84,000 square-foot of office, training and driver housing space within two structures, a 12,000 square-foot maintenance facility and a 2,500 square-foot dock. In 1997, the Company completed construction of a 57,000 square-foot corporate headquarters next to its existing headquarters facility in Van Buren, Arkansas. The previously existing 27,000 square-foot facility has been partially refurbished and will continue to be refurbished over the next several years to house additional training, maintenance and support services. This facility also contains aboveground fuel tanks with a capacity of 40,000 gallons.

         The Company owns and operates a maintenance and driver facility in West Memphis, Arkansas, situated on roughly 32 acres with 29 acres of paved tractor and trailer parking behind fence, a 17,200 square-foot shop, an eight-lane drive-through fueling station containing aboveground fuel tanks with a capacity of 37,000 gallons and drivers' sleeping quarters that can house 36 drivers. The drivers' quarters also include a recruiting office and driver-training center for new drivers. The Company owns 29 of the 32 acres and leases the remainder under a long-term lease agreement with an initial term ending in November 2044. Located at the intersection of I-40 and I-55, this facility is an ideal location for these activities.

         The Company owns and operates a maintenance and driver facility in Shreveport, Louisiana, with 15 acres of paved tractor and trailer parking behind fence, a 12,000 square-foot shop, a two-lane drive-through fueling station containing aboveground fuel tanks with a capacity of 37,000 gallons and drivers' sleeping quarters that can house 32 drivers. The drivers' quarters also include a recruiting office and driver-training center for new drivers. The facility is located on 20 acres of land owned by the Company near I-20 on US Hwy. 80.

         The Company owns a maintenance and driver facility in Vandalia, Ohio, with approximately eight acres of paved tractor and trailer parking behind fence, a 2,400 square-foot shop, a one-lane drive-through fueling station containing a belowground fuel tank with a capacity of 10,000 gallons and drivers' sleeping quarters that can house 22 drivers. The facility is strategically located near I-75 & I-70. The Company discontinued operations at this facility upon the completion of a new maintenance and driver facility in Butler Township, Ohio in April 2002, as described in the following paragraph. This facility is currently for sale.

         The Company completed construction on a new maintenance and driver facility in Butler Township, Ohio in April 2002 located only 4 miles from its Vandalia, Ohio facility. This facility is situated on 44 acres of land with 15 acres of paved tractor and trailer parking behind fence, a 21,000 square-foot shop, a six-lane drive-through fueling station containing aboveground fuel tanks with a capacity of 36,000 gallons and drivers' sleeping quarters that can house 21 drivers. The drivers' quarters also include a driver-training center for new drivers. The facility is located near I-75 & I-70. The Company also has the option to purchase nearly ten additional acres adjacent to the Butler Township property. This option expires in late March 2003.

         In November 2001, the Company signed a three-year lease agreement for maintenance facilities in Bethel, Pennsylvania. This facility has approximately ten acres of tractor and trailer parking and a 28,000 square-foot shop and transfer building. The Company has two one-year options to renew the lease.

         The Company leases, on a month-to-month basis, office facilities in East Peoria, Illinois and office and parking facilities in Laredo, Texas and Blue Island, Illinois.

         Management believes that its facilities will be sufficient for its operations at least through 2003.

         See "Item 1. Business--Revenue Equipment and Maintenance" and "Item 1. Business--Revenue Equipment Acquisition Program" for information regarding the Company's revenue equipment.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. It maintains insurance covering liabilities in excess of certain self insured retention levels resulting from bodily injury and property damage claims. See "Item 1. Insurance" for information regarding the Company's insurance claims. Though management believes these claims to be routine and immaterial to the financial position of the company, adverse results of one or more of these claims could have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The NASDAQ Stock Market under the symbol: USAK. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by The NASDAQ Stock Market for 2002 and 2001.

2002                                                HIGH         LOW
                                                  --------     --------
First Quarter ...............................     $  14.00     $  10.95
Second Quarter ..............................     $  13.35     $  10.25
Third Quarter ...............................     $  11.35     $   6.80
Fourth Quarter ..............................     $   7.75     $   5.70

2001                                                HIGH         LOW
                                                  --------     --------
First Quarter ...............................     $   7.75     $   5.06
Second Quarter ..............................     $   7.75     $   6.30
Third Quarter ...............................     $   8.55     $   7.00
Fourth Quarter ..............................     $  11.40     $   6.70


         As of February 19, 2003, there were 223 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Company estimates that there were approximately 2,653 beneficial owners of the Common Stock as of that date.

         The Company has never paid a cash dividend on its Common Stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company rather than to pay cash dividends. Any future payments of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors. Covenants contained in the Senior Credit Facility may limit the Company's ability to pay dividends.

The following table represents the Company's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans. The section entitled "Compensation of Directors" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2003 contains a summary explanation of the Nonemployee Director's Stock Option Plan, which has been adopted without the approval of stockholders and is incorporated herein by reference.

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES                                         FUTURE ISSUANCE UNDER
                                  TO BE ISSUED UPON             WEIGHTED-AVERAGE              EQUITY COMPENSATION
                                     EXERCISE OF                EXERCISE PRICE OF               PLANS (EXCLUDING
                                OUTSTANDING OPTIONS,          OUTSTANDING OPTIONS,          SECURITIES REFLECTED IN
PLAN CATEGORY                    WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                COLUMN (a))
                                         (a)                           (b)                            (c)
--------------------------    --------------------------    --------------------------     ---------------------------
   Equity Compensation                 189,500                        $7.93                            --
    Plans Approved by
    Security Holders

   Equity Compensation                  16,000                        $5.89                         3,000
    Plans Not Approved by
    Security Holders

    ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, for the periods and at the dates indicated, selected financial data of the Company. The data should be read in conjunction with the financial statements and related notes contained in Item 8 of this Annual Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------
                                                       2002           2001           2000          1999           1998
                                                    ----------     ----------     ----------    ----------     ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

    Base Revenue ...............................    $  268,510     $  244,396     $  218,593    $  166,091     $  145,140
     Fuel Surcharge ............................         5,263          8,045          7,992           272             76
                                                    ----------     ----------     ----------    ----------     ----------
       Total Revenue ...........................       273,773        252,441        226,585       166,363        145,216
    Operating expenses and costs:
       Salaries, wages and employee benefits ...       106,418        107,609         91,454        70,198         61,297
       Fuel and fuel taxes .....................        47,851         49,551         49,303        28,205         22,709
       Depreciation and amortization ...........        27,810         26,418         26,793        18,592         16,179
       Purchased transportation ................        26,024         10,728          2,862           553             --
       Operations and maintenance ..............        21,592         22,617         19,402        13,722         10,692
       Insurance and claims ....................        17,788         13,489         14,318         7,987          7,250
       Operating taxes and licenses ............         4,389          4,013          4,248         3,005          2,547
       Communications and utilities ............         2,792          2,624          2,802         2,000          1,469
       Other ...................................         9,803          8,906          9,608         6,265          4,113
                                                    ----------     ----------     ----------    ----------     ----------
                                                       264,467        245,955        220,790       150,527        126,256
                                                    ----------     ----------     ----------    ----------     ----------
    Operating income ...........................         9,306          6,486          5,795        15,836         18,960
    Other expenses (income):
       Interest expense ........................         3,127          4,344          5,408         1,655          1,715
       Loss (gain) on disposal of assets .......          (166)           511            150            (9)           (37)
       Other, net ..............................           (22)          (148)            82           (23)           102
                                                    ----------     ----------     ----------    ----------     ----------
                                                         2,939          4,707          5,640         1,623          1,780
                                                    ----------     ----------     ----------    ----------     ----------
    Income before income taxes .................         6,367          1,779            155        14,213         17,180

    Income taxes ...............................         3,765            692             61         5,571          6,683
                                                    ----------     ----------     ----------    ----------     ----------
    Net Income .................................    $    2,602     $    1,087     $       94    $    8,642     $   10,497
                                                    ==========     ==========     ==========    ==========     ==========

    Basic:
       Net income per share ....................    $      .28     $      .12     $      .01    $      .93     $     1.12
                                                    ==========     ==========     ==========    ==========     ==========
       Average shares outstanding ..............         9,310          9,236          9,254         9,324          9,400
                                                    ==========     ==========     ==========    ==========     ==========
    Diluted:
       Net income per share ....................    $      .28     $      .12     $      .01    $      .92     $     1.11
                                                    ==========     ==========     ==========    ==========     ==========
       Average shares outstanding ..............         9,348          9,279          9,260         9,354          9,466
                                                    ==========     ==========     ==========    ==========     ==========
    Cash dividends per share ...................            --             --             --            --             --

BALANCE SHEET DATA (AT END OF YEAR):

    Current assets .............................    $   35,387     $   34,414     $   41,739    $   39,449     $   20,459
    Current liabilities ........................        38,263         31,770         30,357        28,277         21,151
    Total assets ...............................       188,851        182,411        189,919       182,040        119,611
    Long-term debt, less current maturities ....        49,451         56,451         65,660        64,453         19,058
    Stockholders' equity .......................        74,092         71,173         69,981        70,108         62,734

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         The Company's success depends on its ability to efficiently manage its resources in the delivery of truckload transportation services to its customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. The Company's ability to adapt to changes in customer transportation requirements is a key element in efficiently deploying resources and in making capital investments in tractors and trailers. Although the Company's business volume is not highly concentrated, the Company may also be affected by the financial failure of its customers or a loss of a customer's business from time-to-time.

         The Company's greatest resource requirements include qualified drivers, tractors, trailers and related costs of operating its equipment (such as diesel fuel ("fuel") and related fuel taxes, driver pay, insurance and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers. The Company's financial results are also affected by availability of qualified drivers and the market for new and used tractors and trailers. Because the Company is completely self-insured for physical damage to its tractors and trailers, with the exception that the Company carries catastrophic physical damage coverage to protect the Company against natural disasters, and is partially self-insured for cargo loss and damage, BIPD claims, and physical damage claims on its trucks and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, the weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

         The most significant accounting policies and estimates that affect our financial statements include the following:

         (1) Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 3 years to 10 years. Estimates of salvage value at the expected date of trade-in or sale (for example 3.5 years for a tractor) are based on the expected market values of equipment at the time of disposal.

         (2) Estimates of accrued liabilities for liability insurance claims, physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience.

         (3) Revenues are recognized based on a method whereby revenue is allocated between fiscal years based on relative transit time in each period and direct expenses are expensed as incurred.

         Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the years indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            2002          2001          2000
                                                          --------      --------      --------
Revenue, before fuel surcharge .......................       100.0%        100.0%        100.0%
Operating expenses and costs:
    Salaries, wages and employee benefits ............        39.6          44.0          41.8
    Fuel and fuel taxes (1) ..........................        15.9          17.0          18.9
    Depreciation and amortization ....................        10.4          10.8          12.3
    Purchased transportation .........................         9.7           4.4           1.3
    Operations and maintenance .......................         8.0           9.3           8.9
    Insurance and claims .............................         6.6           5.5           6.6
    Operating taxes and licenses .....................         1.6           1.6           1.9
    Communications and utilities .....................         1.0           1.1           1.3
    Other ............................................         3.7           3.6           4.4
                                                          --------      --------      --------
                                                              96.5          97.4          97.4
                                                          --------      --------      --------
Operating income .....................................         3.5           2.6           2.6
Other expenses (income):
    Interest expense .................................         1.2           1.8           2.5
    (Gain)/loss on disposal of assets ................        (0.1)          0.2           0.1
    Other, net .......................................          --          (0.1)           --
                                                          --------      --------      --------
                                                               1.1           1.9           2.5
                                                          --------      --------      --------
Income before income taxes ...........................         2.4           0.7           0.1
Income tax expense ...................................         1.4           0.3            --
                                                          --------      --------      --------
Net income ...........................................         1.0%          0.4%          0.1%
                                                          ========      ========      ========

         (1) Net of fuel surcharge


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Operating revenues, before fuel surcharge, increased 9.9% to $268.5 million in 2002 from $244.4 million in 2001. The Company believes this increase is due primarily to an increase of 7.5% in the average number of tractors operated from 1,751 (including 25 owner-operators) in 2001 to 1,882 (including 74 owner-operators) in 2002 and to a 162.2% increase in 3PL and brokerage revenues to $16.5 million in 2002 from $6.3 million for 2001 and, to a lesser extent, the increase in the average revenue per mile. Direct expenses associated with 3PL and brokerage revenues and owner-operator fees comprise purchased transportation expense. Average revenue per mile (exclusive of fuel surcharge) increased to $1.209 in 2002 from $1.155 in 2001 primarily due to the abovementioned increase in 3PL and brokerage revenues and, to a lesser extent, an increase in the average rate per mile charged. The number of shipments increased 9.6% to 253,063 in 2002 from 231,002 in 2001. Miles per tractor per week decreased 1.4% from 2,364 in 2001 to 2,332 in 2002 primarily due to an increase in the percentage of unmanned tractors from 1.2% of the fleet in 2001 to 5.9% of the fleet in 2002. The increase in the percentage of unmanned tractors was primarily the result of an increase in the number of Company-owned tractors and driver turnover exceeding the number of drivers hired. The empty mile factor decreased to 9.24% of paid miles in 2002 from 9.82% of paid miles in 2001. The decreased empty mile factor was primarily the result of improved freight demand in the Company's operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there are few available outbound loads.

         Operating expenses and costs as a percentage of revenues, before fuel surcharge, decreased to 96.5% in 2002 from 97.4% in 2001.

         The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, before fuel surcharge, was primarily the result of the Company implementing a per diem pay program for its drivers during April 2002 and increases in 3PL and brokerage revenues and the Company's owner-operator fleet. The average number of owner-operators in the Company's fleet increased from 25 in 2001 to 74 in 2002.

         The decrease in fuel and fuel taxes costs, as a percentage of revenue, before fuel surcharge, was primarily due to a decrease in fuel prices and the abovementioned increases in 3PL and brokerage revenues and the Company's owner-operator fleet.

         The decrease in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the abovementioned increases in 3PL and brokerage revenues and the Company's owner-operator fleet. These increases were partially offset by slightly higher depreciation expense on extended lived tractors (See "Item 1. Business--Revenue Equipment Acquisition Program").

         The increase in purchased transportation costs, as a percentage of revenue, before fuel surcharge, was primarily due to the abovementioned increases in 3PL and brokerage revenues and the Company's owner-operator fleet described above.

         The decrease in operations and maintenance costs, as a percentage of revenue, before fuel surcharge, was primarily the result of the abovementioned increases in 3PL and brokerage revenues and the Company's owner-operator fleet and a reduction in operations and maintenance costs per Company-owned tractor. The reduction in operations and maintenance costs per Company-owned tractor is due to the Company performing a greater percentage of maintenance work at its terminal facilities and implementing more cost effective methods for purchasing tires and equipment parts.

         The increase in insurance and claims costs, as a percentage of revenue, before of fuel surcharge, was primarily due to a 322.7% increase in liability, cargo and workers' compensation insurance premiums in 2002 compared to 2001 and, to a lesser extent, a 134.9% increase in adverse claims accruals for 2002 compared to 2001. These increases were partially offset by the abovementioned increases in 3PL and brokerage revenues and the Company's owner-operator fleet.

         As a result of the foregoing factors, operating income increased 43.5% to $9.3 million, or 3.5% of revenue, before fuel surcharge, in 2002 from $6.5 million, or 2.7% of revenue, before fuel surcharge, in 2001.

         Interest expense decreased to $3.1 million in 2002 from $4.3 million in 2001, resulting primarily from interest rate decreases on the Company's Senior Credit Facility (as defined under "Liquidity and Capital Resources" herein) and, to a lesser extent, from a decrease in average borrowings under the Company's Senior Credit Facility described under the "Liquidity and Capital Resources" section herein.

         As a result of the above factors, income before taxes increased to $6.4 million, or 2.4% of revenue, before fuel surcharge, in 2002 from $1.8 million, or 0.7% of revenue, before fuel surcharge, in 2001.

         The Company's effective tax rate was 59.1% in 2002 and 38.9% in 2001. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure implemented by the Company during the second quarter of 2002. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

         As a result of the aforementioned factors, net income increased to $2.6 million, or 1.0% of revenue, before fuel surcharge, in 2002 from $1.1 million, or 0.4% of revenue, before fuel surcharge in 2001, representing an increase in diluted net income per share to $.28 in 2002 from $.12 in 2001. The number of shares used in the calculation of diluted net income per share for 2002 and 2001 were 9,347,560 and 9,279,268, respectively.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Operating revenues, before fuel surcharge, increased 11.8% to $244.4 million in 2001 from $218.6 million in 2000. The Company believes this increase is due primarily to the reduction in unmanned tractors, additional business from existing customers and, to a lesser extent, the marketing efforts by the Company's logistics division. All expenses associated with 3PL and brokerage revenues and owner-operator fees comprise purchased transportation expense. Average revenue per mile (exclusive of fuel surcharge) increased to $1.155 in 2001 from $1.143 in 2000 primarily due to an increase in brokerage and 3PL revenue. The empty mile factor increased to 9.82% of paid miles in 2001 from 9.16% of paid miles in 2000 primarily due to soft freight demand in 2001 and, to a lesser extent, to the decrease in the average length of haul to 826 miles per shipment in 2001 from 871 miles per shipment in 2000. There was a 15.7% increase in the number of shipments to 231,002 in 2001 from 199,611 in 2000. This volume improvement was made possible primarily by the fact that the number of unmanned tractors dramatically declined to 1.2% of the fleet in 2001 from 9.2% of the fleet in 2000 and, to a lesser extent, by a 2.1% increase in the average number of tractors owned during the year from 1,740 in 2000 to 1,751 during 2001. The net effect of the volume increase and the Company's continuing fleet expansion was a 7.9% increase in miles per tractor per week from 2,190 in 2000 to 2,364 in 2001.

         Operating expenses and costs as a percentage of revenues, before fuel surcharge, remained unchanged at 97.4% in 2001 from 97.4% in 2000.

         The increase in salaries, wages and employee benefits cost, as a percentage of revenue, before fuel surcharge, was primarily the result of an 11.6% increase in driver wages from $.318 per mile in 2000 to $.356 in 2001. This increase was partially offset by a 2.7% decrease in salaries, wages and employee benefits, as a percentage of revenue, before fuel surcharge, other than driver wages.

         The decrease in fuel and fuel taxes costs, as a percentage of revenue, before fuel surcharge, was primarily the result of a 10.4% decrease in fuel cost resulting from a $.098 decrease in the average price per gallon in 2001 from 2000 and an improvement in fuel efficiency to 6.43 miles per gallon in 2001 from
6.31 miles per gallon in 2000. Fuel efficiency is affected by several factors including tractor idle time management, driver quality, engine technology and weather conditions in North America.

         The decrease in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, resulted from a 7.9% increase in tractor utilization from 2000 to 2001, as mentioned above, and a 0.7% increase in revenue per mile partially offset by slightly higher depreciation rates on certain groups of equipment.

         The increase in purchased transportation costs, as a percentage of revenue, before fuel surcharge, was primarily due to the abovementioned increases in brokerage and 3PL revenue described above.

         The decrease in insurance and claims costs, as a percentage of revenue, before fuel surcharge, resulted from a 25.9% decrease in the number of accidents from 3,142 in 2000 to 2,328 in 2001 despite a 10.6% increase in fleet miles.

         The decrease in other expenses, as a percentage of revenue, before fuel surcharge, resulted primarily from reduced recruiting and training costs brought about by a lower driver turnover rate and a more competitive driver compensation program.

         As a result of the foregoing factors, operating income increased 11.9% to $6.5 million, or 2.6% of revenue, before fuel surcharge, in 2001 from $5.8 million or, 2.6% of revenues, before fuel surcharge, in 2000.

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

         As a result of the above factors, income before taxes increased to $1.8 million, or 0.7% of revenue, before fuel surcharge, in 2001 from $0.2 million, or 0.1% of revenue, before fuel surcharge, in 2000.

         The Company's effective tax rate was 38.9% in 2001 and 39.2% in 2000. The effective rates varied from the statutory Federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses.

         As a result of the aforementioned factors, net income increased to $1.1 million, or 0.4% of revenue, before fuel surcharge, in 2001 from $0.1 million, or 0.01% of revenue, before fuel surcharge in 2000, representing an increase in diluted net income per share to $.12 in 2001 from $.01 in 2000. The number of shares used in the calculation of diluted net income per share for 2001 and 2000 were 9,279,268 and 9,260,044, respectively.

INFLATION

         The effect of inflation on revenue and operating costs has been minimal in recent years. Most of the Company's operating expenses are inflation sensitive, with increases in inflation generally resulting in increased operating costs and expenses. The effect of inflation-driven cost increases on the Company's overall operating costs would not be expected to be greater for the Company than for its competitors.

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

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect the profitability of USA Truck, Inc. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to recover most of the increases in fuel costs and fuel taxes from customers through increased freight rates. Overall, the Company experienced lower fuel prices in 2002, however, fuel prices increased throughout the year. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

OPERATIONAL DATA

         The following table sets forth certain operational information for the last three fiscal years:

                                                                       YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2002            2001            2000
                                                            ------------    ------------    ------------
Total loads moved during the year ......................         253,063         231,002         199,611
Average number of tractors operated during the year ....           1,882           1,751           1,740
Number of tractors operated at year end ................           1,916           1,776           1,738
Number of trailers operated at year end ................           4,311           3,636           3,400
Total tractor miles during the year ....................     244,224,901     243,391,194     220,210,709

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIQUIDITY AND CAPITAL RESOURCES

         On April 28, 2000, the Company signed the Senior Credit Facility that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and U.S. Bank (formerly Firstar Bank, N.A.) are participants in the Senior Credit Facility. As of December 31, 2002, approximately $33.7 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 28, 2005. At any time prior to April 28, 2005, subject to certain conditions, the balance outstanding on the Senior Credit Facility may be converted, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the credit facility for the year ended December 31, 2002 was 3.98%. A quarterly commitment fee is payable on the unused credit line and bears a rate which is determined based on the Company's attainment of certain financial ratios. As of December 31, 2002 the rate was 0.20%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment (See Note 4 to the Financial Statements). On March 30, 2001, the Company amended its Senior Credit Facility to modify the covenants and more accurately align them with the Company's recent operating performance resulting from the general economic conditions in the truckload market. The Company modified its grid pricing which is based on certain financial ratios. The amended applicable rate increments were increased slightly for certain financial ratios. The Company does not expect the increase in rates to have a significant impact on the Company's financial statements.

         The continued growth of the Company's business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Senior Credit Facility and capital lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and occasionally with borrowings under the Senior Credit Facility. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $32.9 million for 2002 and $36.0 million for 2001.

         As of December 31, 2002, capital leases in the aggregate principal amount of $18.3 million were outstanding under lease commitments that expired prior to January 1, 2002 with an average interest rate of 5.43% per annum.

         On January 6, 2000, the Company entered into a lease commitment agreement (the "2000 Equipment TRAC Lease Commitment A") to facilitate the leasing of tractors. The 2000 Equipment TRAC Lease Commitment A was amended on November 7, 2000 to provide for a maximum borrowing amount of approximately $16.5 million through the end of 2001. The 2000 Equipment TRAC Lease Commitment A was amended again on November 5, 2001 to provide for a maximum borrowing amount of $5.5 million during the calendar year 2002. The 2000 Equipment TRAC Lease Commitment A was amended a third time on November 6, 2002 to provide for a maximum borrowing amount of $10.0 million during the calendar year 2003. Each capital lease under this lease commitment has a repayment period of 42 months. Borrowings are limited based on the principal amounts outstanding under capital leases entered into under the current amendment to this lease commitment. During 2002, the Company entered into capital leases under this lease commitment in the amount of $5.2 million. As of December 31, 2002, $10.0 million remained available under the 2000 Equipment TRAC Lease Commitment A. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three-year Treasury Note as published in The Wall Street Journal and is fixed upon execution of each lease. As of December 31, 2002, capital leases in the aggregate principal amount of $14.6 million were outstanding under this lease commitment with an average interest rate of 4.95% per annum.

         On November 5, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment A provided for a maximum borrowing amount of approximately $5.5 million during the calendar year 2002. Each capital lease under this lease commitment has a repayment period of 42 months. Borrowings are limited based on the principal amounts outstanding under capital leases entered into under this lease commitment. During 2002, the Company entered into capital leases under this lease commitment in the amount of $5.5 million. As of December 31,

2002, no funds remained available under the 2002 Equipment TRAC Lease Commitment
A. The interest rate on the capital leases under this lease commitment fluctuates in relation to either the interest rate for the three-year Treasury Note or the one year LIBOR as published in The Wall Street Journal, whichever provides for the higher interest rate, and is fixed upon execution of a lease. As of December 31, 2002, capital leases in the aggregate principal amount of $4.7 million were outstanding under this lease commitment with an average interest rate of 4.35% per annum.

         On November 8, 2001, the Company entered into a lease commitment agreement (the "2002 Equipment TRAC Lease Commitment B"), to facilitate the leasing of tractors. The 2002 Equipment TRAC Lease Commitment B provided for a maximum borrowing amount of approximately $7.0 million during the calendar year 2002. Each capital lease under this lease commitment has a repayment period of 42 months. Borrowings are limited based on the principal amounts outstanding under capital leases entered into under this lease commitment. During 2002, the Company entered into capital leases under this lease commitment in the amount of $6.2 million. As of December 31, 2002, no funds remained available under the 2002 Equipment TRAC Lease Commitment B. The interest rate on the capital leases under this lease commitment fluctuates in relation to lessor's cost of funds and is fixed upon execution of a lease. As of December 31, 2002, capital leases in the aggregate principal amount of $6.1 million were outstanding under this lease commitment with an average interest rate of 3.27% per annum.

         On November 5, 2002, the Company entered into a lease commitment agreement (the "2003 Equipment TRAC Lease Commitment A"), to facilitate the leasing of tractors. The 2003 Equipment TRAC Lease Commitment A provides for a maximum borrowing amount of approximately $5.0 million during the calendar year 2003. Each capital lease under this lease commitment has a repayment period of 42 months. Borrowings are limited based on the principal amounts outstanding under capital leases entered into under this lease commitment. The interest rate on the capital leases under this lease commitment fluctuates in relation to either the interest rate for the three-year Treasury Note or the one year LIBOR as published in The Wall Street Journal, whichever provides for the higher interest rate, and is fixed upon execution of a lease.

         On November 5, 2002, the Company entered into a lease commitment agreement (the "2003 Equipment TRAC Lease Commitment B"), to facilitate the leasing of tractors. The 2003 Equipment TRAC Lease Commitment B provides for a maximum borrowing amount of approximately $10.0 million during the calendar year 2003. Each capital lease under this lease commitment has a repayment period of 42 months. Borrowings are limited based on the principal amounts outstanding under capital leases entered into under this lease commitment. The interest rate on the capital leases under this lease commitment fluctuates in relation to lessor's cost of funds and is fixed upon execution of a lease.

         On November 27, 2002, the Company entered into a lease commitment agreement (the "2003 Equipment TRAC Lease Commitment C"), to facilitate the leasing of tractors. The 2003 Equipment TRAC Lease Commitment C provides for a maximum borrowing amount of approximately $12.0 million during the calendar year 2003. Each capital lease under this lease commitment has a repayment period of 42 months. Borrowings are limited based on the principal amounts outstanding under capital leases entered into under this lease commitment. The interest rate on the capital leases under this lease commitment fluctuates in relation to the interest rate for the three-year Treasury Note as published in the Federal Reserve Statistical Release H.15 and is fixed upon execution of a lease.

         As of December 31, 2002, the Company had debt obligations under the above-listed lease commitments of approximately $43.7 million. During 2002, the Company made borrowings under these lease commitments of $16.9 million, while retiring $16.7 million in debt under these lease commitments. During 2003, the Company may borrow up to $37.0 million under these lease commitments.

         As of December 31, 2002, the Company had debt obligations of approximately $68.6 million, including amounts borrowed under the Senior Credit Facility and capital leases described above, of which approximately $19.1 million were current obligations. During 2002, the Company made borrowings under the Senior Credit Facility of $60.6 million, while retiring $78.4 million in debt under the Senior Credit Facility and the other debt facilities described above. The retired debt had an average interest rate of approximately 4.34%.

         During the years 2003 and 2004, the Company plans to make approximately $183.5 million in capital expenditures. At December 31, 2002, the Company was committed to spend $58.5 million and budgeted to spend an additional $15.3 million of this amount for revenue equipment in 2003, and the Company was committed to spend $16.1 million and budgeted to spend an additional $93.0 million of this amount for revenue equipment in 2004. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures of $0.6 million will be used for maintenance and office equipment and facility improvements.

         The Senior Credit Facility, the 2000 TRAC Lease Commitment A, the 2003 TRAC Lease Commitment A, the 2003 TRAC Lease Commitment B and the 2003 TRAC Lease Commitment C equipment leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2003. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available at all, much less in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, the Senior Credit Facility, and the 2000 TRAC Lease Commitment A, the 2003 TRAC Lease Commitment A, the 2003 TRAC Lease Commitment B and the 2003 TRAC Lease Commitment C equipment leases for the foreseeable future.

         See "Item 1. Business--Revenue Equipment Acquisition Program."

         On July 9, 1998, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period ending September 30, 2001 dependent upon market conditions. Common stock purchases under the authorization could be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. During the period the Company had purchased 289,800 shares pursuant to this authorization at an aggregate purchase price of $2.5 million. The Board of Directors has authorized the retirement of 241,733 shares of treasury stock that had been purchased at an aggregate cost of $2.1 million. In addition, as of December 31, 2002, 41,812 of the remaining 48,067 repurchased shares had been resold under the Company's Employee Stock Purchase Plan.

         On October 17, 2001, the Company announced that its Board of Directors had authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. The Company may purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility. As of December 31, 2002, no shares had been purchased pursuant to this authorization.

         The following table represents the Company's outstanding contractual obligations at December 31, 2002, excluding letters of credit.



                                                                    PAYMENTS DUE BY PERIOD
                                                                        (IN THOUSANDS)
    CONTRACTUAL OBLIGATIONS            TOTAL              2003            2004 - 2005        2006 - 2007        THEREAFTER
    -----------------------       ---------------    ---------------    ---------------    ---------------    ---------------
Long-Term Debt Obligations (1)    $        24,914                 --    $        24,914                 --                 --
Capital Lease Obligations                  46,244             21,061             20,929              4,254                 --
Operating Lease Obligations                 1,051                304                478                269                 --
                                  ---------------    ---------------    ---------------    ---------------    ---------------
   TOTAL                          $        72,209    $        21,365    $        46,321    $         4,523                 --

(1) Long-Term Debt Obligations consist of the Company's Senior Credit Facility that matures on April 28, 2005 as described above in Liquidity and Capital Resources.

NEW ACCOUNTING PRONOUNCEMENTS

         See "Item 8. Financial Statements and Supplementary Data--Note 1. to the Financial Statements: Summary of Significant Accounting Policies."

DEPARTMENT OF TRANSPORTATION COMPLIANCE REVIEW

         A DOT compliance review of the Company took place in late 2002 and revealed deficiencies in the Company's safety and compliance program. As a result, the DOT downgraded the Company's Satisfactory safety rating to a Conditional safety rating on November 22, 2002.

         The Company took the review very seriously and immediately began necessary actions to correct the review deficiencies, which resulted in the DOT reinstating the Company's Satisfactory safety rating on January 13, 2003 after performing a follow-up compliance review in early January 2003. As a result of the temporary Conditional safety rating, the Company lost its authority to self-insure for cargo loss and damage claims and for BIPD claims from January 6, 2003 to January 13, 2003, as described in "Item 1. Business--Insurance." According to DOT regulations, a carrier's authority as a self-insurer must be revoked on the 45th day following the date it receives a less than Satisfactory safety rating. By the end of those 45 days, the carrier must obtain first-dollar insurance for all self-insured retention levels. The Company had such insurance in place on January 6, 2003. Once the Company's Satisfactory safety rating was reinstated, the Company immediately reapplied for authorization to self-insure for cargo loss and damage claims and for BIPD claims. That authorization was granted effective January 13, 2003.

ENVIRONMENTAL PROTECTION AGENCY ENGINE MANDATE

         In April 2003, the Company will take delivery of its first tractors with new EGR engines. See "Item 1. Business--Regulation" for details regarding the new engines. The increased cost of tractors equipped with EGR engines that the Company has committed to purchase in 2003 will yield an increased depreciation charge to pre-tax earnings of approximately $0.2 million in 2003 and $0.7 million in 2004. Although there is a possibility of increased maintenance cost, management does not expect this to have a material impact on financial performance of the Company.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements and information that are based on management's current beliefs and expectations and assumptions made by it based upon information currently available. Forward-looking statements include statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, may be identified by words such as "will", "could", "should", "believe", "expect", "intend", "plan", "schedule", "estimate", "project" and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company's control and that may have a direct bearing on operating results are increases in fuel prices, adverse weather conditions and the impact of increased rate competition. The Company's results may also be significantly affected by fluctuations in general economic conditions, as the Company's utilization rates are directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers may adversely impact the Company's operating results and its ability to grow. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As reported in the notes to the financial statements and in the Liquidity and Capital Resources section of this Form 10-K, as of April 28, 2000, the Company entered into the Senior Credit Facility with a multi-bank group. The Senior Credit Facility agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At December 31, 2002, the Company had $24.9 million outstanding pursuant to the Senior Credit Facility. At December 31, 2002, the Company also had $43.7 million outstanding pursuant to capital lease obligations. However, the interest rates on these capital leases are fixed upon execution of each lease. If interest rates on the Company's existing variable rate debt were to increase by 10% from their December 31, 2002 rates for the next 12 months, the Company's interest expense would increase by $0.1 million for that time period. The Company believes that such an increase in interest rates would not have a material effect on the Company's financial position, results of operations and cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                            Page

Report of Ernst & Young LLP, Independent Auditors ......................................................     20

Balance Sheets as of December 31, 2002 and 2001.........................................................     21

Statements of Income for the years ended December 31, 2002, 2001 and 2000...............................     22

Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.................     23

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000...........................     24

Notes to Financial Statements...........................................................................     25

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. and subsidiaries as at December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








Little Rock, Arkansas
January 22, 2003

                                 USA TRUCK, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                       ---------------------------------
                                                                            2002               2001
                                                                       --------------     --------------
ASSETS

Current assets:
    Cash and cash equivalents .....................................    $    1,237,698     $    1,976,228
    Receivables:
      Trade, less allowance for doubtful accounts of
        $268,862 in 2002 and $260,771 in 2001 .....................        26,630,317         25,823,304
      Other .......................................................           819,259          3,068,554
    Inventories ...................................................           478,567            474,279
    Deferred income taxes (Note 6) ................................         2,326,263            673,000
    Prepaid expenses and other current assets (Note 2) ............         3,894,984          2,398,410
                                                                       --------------     --------------
Total current assets ..............................................        35,387,088         34,413,775

Property and equipment (Notes 4 and 5):
    Land and structures ...........................................        23,966,270         21,801,450
    Revenue equipment .............................................       186,690,228        171,247,579
    Service, office and other equipment ...........................        16,585,111         14,896,781
                                                                       --------------     --------------
                                                                          227,241,609        207,945,810
    Accumulated depreciation and amortization .....................       (73,984,708)       (60,102,406)
                                                                       --------------     --------------
                                                                          153,256,901        147,843,404
Other assets ......................................................           207,071            154,295
                                                                       --------------     --------------
Total assets ......................................................    $  188,851,060     $  182,411,474
                                                                       ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank drafts payable ...........................................    $    1,609,832     $    1,537,585
    Trade accounts payable ........................................         3,274,787          4,029,960
    Current portion of insurance claims accruals ..................         6,662,503          5,132,808
    Other accrued expenses (Note 3) ...............................         7,572,727          8,040,634
    Current maturities of long-term debt (Note 4) .................        19,143,501         13,029,318
                                                                       --------------     --------------
Total current liabilities .........................................        38,263,350         31,770,305

Long-term debt, less current maturities (Notes 4 and 5) ...........        49,451,248         56,450,817
Deferred income taxes (Note 6) ....................................        24,189,413         20,488,511
Insurance and claims accruals, less current portion ...............         2,855,465          2,528,365

Commitments and contingencies (Notes 5 and 11) ....................                --                 --

Stockholders' equity (Notes 4 and 8):
    Preferred Stock, $.01 par value; 1,000,000 shares
      authorized; none issued .....................................                --                 --
    Common Stock, $.01 par value; 16,000,000 shares authorized;
      issued 9,324,908 shares in 2002 and
      9,267,693 shares in 2001 ....................................            93,249             92,677
    Additional paid-in capital ....................................        11,409,738         11,138,506
    Retained earnings .............................................        62,623,933         60,022,099
    Less treasury stock, at cost (6,255 shares in 2002 and
      14,135 shares in 2001) ......................................           (35,336)           (79,806)
                                                                       --------------     --------------
Total stockholders' equity ........................................        74,091,584         71,173,476
                                                                       --------------     --------------
Total liabilities and stockholders' equity ........................    $  188,851,060     $  182,411,474
                                                                       ==============     ==============


See accompanying notes.

                                 USA TRUCK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Year Ended December 31,
                                                           ----------------------------------------------------
                                                                2002               2001               2000
                                                           --------------     --------------     --------------
Revenue:
    Base revenue ......................................    $  268,509,770     $  244,396,402     $  218,593,547
    Fuel surcharge ....................................         5,263,329          8,044,943          7,991,890
                                                           --------------     --------------     --------------
                                                              273,773,099        252,441,345        226,585,437

Operating expenses and costs:
    Salaries, wages and employee benefits (Note 7).....       106,417,640        107,609,237         91,453,590
    Fuel and fuel taxes ...............................        47,850,681         49,551,052         49,303,283
    Depreciation and amortization .....................        27,810,446         26,418,261         26,792,923
    Purchased transportation ..........................        26,023,697         10,728,242          2,862,301
    Operations and maintenance ........................        21,592,134         22,616,695         19,401,642
    Insurance and claims ..............................        17,787,730         13,489,023         14,318,596
    Operating taxes and licenses ......................         4,389,521          4,013,314          4,248,497
    Communications and utilities ......................         2,791,773          2,623,892          2,802,007
    Other .............................................         9,803,185          8,905,508          9,607,679
                                                           --------------     --------------     --------------
                                                              264,466,807        245,955,224        220,790,518
                                                           --------------     --------------     --------------
Operating income ......................................         9,306,292          6,486,121          5,794,919

Other expenses (income):
    Interest expense ..................................         3,127,095          4,343,932          5,407,723
    Gain loss on disposal of assets ...................          (165,836)           510,942            149,788
    Other, net ........................................           (22,245)          (148,199)            82,702
                                                           --------------     --------------     --------------
                                                                2,939,014          4,706,675          5,640,213
                                                           --------------     --------------     --------------
Income before income taxes ............................         6,367,278          1,779,446            154,706

Income tax expense (benefit) (Note 6):
    Current ...........................................         1,717,805            380,116         (3,642,796)
    Deferred ..........................................         2,047,639            312,119          3,703,441
                                                           --------------     --------------     --------------
                                                                3,765,444            692,235             60,645
                                                           --------------     --------------     --------------
Net income ............................................    $    2,601,834     $    1,087,211     $       94,061
                                                           ==============     ==============     ==============

Net income per share (Notes 8 and 9):
    Basic earnings per share ..........................    $         0.28     $         0.12     $         0.01
                                                           ==============     ==============     ==============

    Diluted earnings per share ........................    $         0.28     $         0.12     $         0.01
                                                           ==============     ==============     ==============


See accompanying notes.

                                 USA TRUCK, INC.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock
                                    ----------------------------     Additional
                                                         Par           Paid-In        Retained        Treasury
                                       Shares           Value          Capital        Earnings          Stock           Total
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance at January 1, 2000 ......      9,387,041    $     93,870    $ 12,271,685    $ 58,840,827    $ (1,098,206)   $ 70,108,176
 Exercise of stock options
    (Note 9) ....................          2,581              26             (21)             --              --               5
 Purchase of 58,200 shares of
  Common stock into treasury ....             --              --              --              --        (350,344)       (350,344)
 Sale of 13,643 shares of
  Treasury to employee stock
  Purchase plan .................             --              --              --              --         128,813         128,813
 Retirement of 106,733 shares
  out of treasury stock .........       (106,733)         (1,067)       (953,384)             --         954,451              --
 Net income for 2000 ............             --              --                          94,061              --          94,061
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000 ....      9,282,889          92,829      11,318,280      58,934,888        (365,286)     69,980,711
 Exercise of stock options
    (Note 9) ....................         19,804             198          39,333              --              --          39,531
 Sale of 10,700 shares of
  Treasury to employee stock
  Purchase plan .................             --              --              --              --          66,023          66,023
 Retirement of 35,000 shares
  out of treasury stock .........        (35,000)           (350)       (219,107)             --         219,457              --
 Net income for 2001 ............             --              --                       1,087,211              --       1,087,211
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001 ....      9,267,693          92,677      11,138,506      60,022,099         (79,806)     71,173,476
 Exercise of stock options
    (Note 9) ....................         57,215             572         239,363              --              --         239,935
 Sale of 7,880 shares of
  Treasury to employee stock
  Purchase plan .................             --              --          31,869              --          44,470          76,339
 Net income for 2002 ............             --              --              --       2,601,834              --       2,601,834
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2002 ....      9,324,908    $     93,249    $ 11,409,738    $ 62,623,933    $    (35,336)   $ 74,091,584
                                    ============    ============    ============    ============    ============    ============


See accompanying notes.

                                 USA TRUCK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                     --------------------------------------------------
                                                                          2002              2001             2000
                                                                     --------------    --------------    --------------
OPERATING ACTIVITIES
Net income .......................................................   $    2,601,834    $    1,087,211    $       94,061
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..............................       27,810,446        26,418,261        26,792,923
      Provision for doubtful accounts ............................           42,100            36,000            82,200
      Deferred income taxes ......................................        2,047,639           312,119         3,703,441
      (Gain) loss on disposal of assets ..........................         (165,836)          510,942           149,788
      Changes in operating assets and liabilities:
         Receivables .............................................        1,400,182         4,945,349        (1,796,306)
         Inventories, prepaid expenses and other
           current assets ........................................       (1,500,862)        1,710,568          (647,294)
         Bank drafts payable, trade accounts payable and
           accrued expenses ......................................          378,862         1,251,992           167,742
         Insurance and claims accruals - long-term ...............          327,100          (281,849)          617,500
                                                                     --------------    --------------    --------------
Net cash provided by operating activities ........................       32,941,465        35,990,593        29,164,055

INVESTING ACTIVITIES
Purchases of property and equipment ..............................      (17,706,368)      (27,430,902)      (27,011,263)
Proceeds from sale of equipment ..................................        1,538,105        13,710,855        14,898,989
(Decrease) increase in other assets ..............................          (52,776)          296,820             1,333
                                                                     --------------    --------------    --------------
Net cash used by investing activities ............................      (16,221,039)      (13,423,227)      (12,110,941)

FINANCING ACTIVITIES
Borrowings under long-term debt ..................................       60,609,000       106,513,000        89,606,979
Principal payments on long-term debt .............................      (61,695,000)     (115,420,000)      (93,689,979)
Proceeds from the exercise of stock options ......................          239,935            39,531                 5
Proceeds from sale of treasury stock .............................           76,339            66,023           128,813
Payments to repurchase common stock ..............................               --                --          (350,344)
Principal payments on capitalized lease obligations ..............      (16,689,230)      (13,464,422)      (13,219,565)
                                                                     --------------    --------------    --------------
Net cash used by financing activities ............................      (17,458,956)      (22,265,868)      (17,524,091)
                                                                     --------------    --------------    --------------

(Decrease) increase in cash and cash equivalents .................         (738,530)          301,498          (470,977)
Cash and cash equivalents:
    Beginning of year ............................................        1,976,228         1,674,730         2,145,707
                                                                     --------------    --------------    --------------
    End of year ..................................................   $    1,237,698    $    1,976,228    $    1,674,730
                                                                     ==============    ==============    ==============


See accompanying notes.

                                 USA TRUCK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

USA Truck, Inc. ("the Company"), operates as a truckload motor carrier with operating authority to provide service throughout the continental United States and parts of Canada and Mexico.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and significant intercompany transactions have been eliminated in consolidation.

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

During 2000, the Company made certain changes in the estimated lives and salvage values of certain revenue equipment to better reflect the Company's experience as to service lives and resale values of that revenue equipment. Effective June 1, 2000, the Company changed the estimated lives and salvage values of its trailers. This change decreased depreciation expense by approximately $563,500 during 2000. Effective October 1, 2000, the Company changed the salvage values of certain types of its tractors. This change increased depreciation expense by approximately $200,000 during 2000. During 2002, the Company lowered the salvage value and extended the lives on a group of tractors from 42 months to 60 months. These extended lives and reduced salvage values yielded an increased depreciation charge of $400,000 in 2002.

CLAIMS LIABILITIES

The Company is self-insured up to certain limits for bodily injury, property damage, workers' compensation, and cargo loss and damage claims. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. As of December 31, 2002, the Company was self-insured up to the first $1,000,000 per occurrence for bodily injury and property damage, up to $750,000 for workers' compensation claims, and up to $100,000 per occurrence for cargo loss and damage claims. The Company also is responsible for 25% of the next $2,000,000 per occurrence for bodily injury and property damage claims. For the period January 1, 2002 to September 30, 2002, the Company was self-insured up to $2,000,000 per occurrence for bodily injury and property damage, up to $750,000 for workers' compensation claims, and up to $100,000 per occurrence for cargo loss and damage claims at December 31, 2002. These self-insurance arrangements are secured by $1,410,000 in letters of credit.

COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

The Company accounts for internally developed software in accordance with Statement of Position No. 98-1 ("SOP 98-1"), Accounting for Cost of Computer Software Developed for or Obtained for Internal Use. As a result, the Company capitalizes qualifying computer software costs incurred during the "application development stage." For financial reporting purposes, capitalized software costs are amortized by the straight-line method over 60 months. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

                                 USA TRUCK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues are recognized based on a method whereby revenue is allocated between reporting periods based on relative transit time in each period and direct expenses are expensed as incurred.

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. Total advertising costs for the period ended December 31, 2002, 2001 and 2000 were $2,345,000, $1,337,000, and $1,770,000 respectively.

STOCK BASED COMPENSATION

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, the Company's pro forma net income would have been as follows:

                                                    2002             2001            2000
                                               --------------   --------------   --------------

Pro forma expense ..........................   $       99,167   $      117,772   $       73,253
Pro forma net income .......................        2,502,667          969,439           20,808
Pro forma basics earnings per share ........   $          .27   $          .10   $          .00
Pro forma diluted earnings per share .......   $          .27   $          .10   $          .00

EARNINGS PER SHARE

Earnings per share amounts are computed based on SFAS No. 128, Earnings per Share. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year excluding any dilutive effects of options. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by common stock equivalents attributable to dilutive options.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior year's financial statements to conform to the current year's presentation.

                                 USA TRUCK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3. The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF Issue No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective for all exit or disposal activities initiated after January 1, 2003. This statement is not expected to have a material impact on the Company.

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amendment of the transition and annual disclosure provisions of SFAS 123 is effective for the Company for their year ending after December 31, 2002, The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning in 2003. The Company does not intend on adopting the fair value method of accounting for stock-based compensation of SFAS 123 and accordingly SFAS 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                               December 31,
                                      ----------------------------
                                          2002            2001
                                      ------------    ------------
Prepaid licenses and taxes ........   $  1,500,393    $  1,540,779
Prepaid insurance .................      1,919,645          11,346
Other .............................        474,946         846,285
                                      ------------    ------------
                                      $  3,894,984    $  2,398,410
                                      ============    ============

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                   December 31,
                                                          ----------------------------
                                                              2002            2001
                                                          ------------    ------------
Salaries, wages, bonuses and employee benefits ........   $  3,015,258    $  2,917,302
Other .................................................      4,557,469       5,123,332
                                                          ------------    ------------
                                                          $  7,572,727    $  8,040,634
                                                          ============    ============

                                 USA TRUCK, INC.

4. LONG-TERM DEBT

 Long-term debt consists of the following:

                                                       December 31,
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------
Revolving credit agreement (1) .............   $ 24,914,000    $ 26,000,000
Capitalized lease obligations (2) ..........     43,680,749      43,480,135
                                               ------------    ------------
                                                 68,594,749      69,480,135
Less current maturities ....................     19,143,501      13,029,318
                                               ------------    ------------
                                               $ 49,451,248    $ 56,450,817
                                               ============    ============

         (1) The Company's revolving credit agreement ("the Senior Credit Facility"), effective April 28, 2000, provides for available borrowings of $60,000,000, including letters of credit not exceeding $5,000,000. The Senior Credit Facility matures on April 28, 2005, prior to which time, subject to certain conditions, the remaining balance may be converted at any time at the Company's option to a term loan requiring forty-eight equal monthly principal payments plus interest. The credit facility bears variable interest based on the lenders prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the credit facility for the year ended December 31, 2002 was 3.98%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on the Company's attainment of certain financial ratios. At December 31, 2002, the rate was .20% per annum. The Senior Credit Facility is collateralized by accounts receivable and all otherwise unencumbered equipment. The Company has outstanding letters of credit of approximately $1,410,000 at December 31, 2002.

                  The Senior Credit Facility requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $67,873,000 at December 31, 2002. The Company was in compliance with these covenants at December 31, 2002. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Line of Credit approximates its fair value.

         (2) The Company's capitalized lease obligations extend through June 2006 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.20% to 7.34% at December 31, 2002. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

The Company made interest payments of approximately $3,295,000, $4,483,000 and $5,378,000 during 2002, 2001 and 2000, respectively.

                                 USA TRUCK, INC.

5. LEASES AND COMMITMENTS

Capital lease obligations of $16,889,844, $13,323,678 and $20,421,263 were incurred during the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the future minimum payments under capitalized leases with initial terms of one year or more were $21,060,585 for 2003, $8,571,996 for 2004, $12,356,550 for 2005 and $4,254,260 for 2006. The present value of net minimum lease payments was $43,680,749, which includes the current portion of the capital leases of $19,143,501 and excludes amounts representing interest of $2,562,642.

At December 31, 2002, property and equipment included capitalized leases, which had capitalized costs of $61,281,219, accumulated amortization of $18,483,176 and a net book value of $42,798,043. At December 31, 2001, property and equipment included capitalized leases, which had capitalized costs of $60,080,041, accumulated amortization of $16,986,378 and a net book value of $43,093,663. Amortization of leased assets is included in depreciation and amortization expense.

The Company leases certain equipment under operating leases with terms from three to five years. Rent expense under these obligations was $347,029, $390,512 and $357,841 for the years ended December 31, 2002, 2001 and 2000 respectively.

At December 31, 2002, the future minimum payments under operating leases with initial terms of one year or more were $303,992 for 2003, $267,909 for 2004, $210,336 for 2005, $170,772 for 2006, and $98,301 for 2007.

Commitments to purchase revenue equipment (including capital leases) and other fixed assets, which are cancelable by the Company if certain conditions are met, aggregated approximately $74,577,000 at December 31, 2002.

                                 USA TRUCK, INC.

6. FEDERAL AND STATE INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                   December 31,
                                                          ----------------------------
                                                              2002            2001
                                                          ------------    ------------
Current deferred tax assets:
    Revenue recognition ...............................   $    154,607    $         --
    Accrued expenses not deductible until paid ........      3,464,216       3,005,188
    Allowance for doubtful accounts ...................        101,361          98,311
                                                          ------------    ------------
Total current deferred tax assets .....................      3,720,184       3,103,499

Current deferred tax liabilities:
    Revenue recognition ...............................             --        (109,683)
    Prepaid expenses deductible when paid .............     (1,393,921)     (2,320,816)
                                                          ------------    ------------
Total current deferred tax liability ..................     (1,393,921)     (2,430,499)
                                                          ------------    ------------
Net current deferred tax assets .......................   $  2,326,263    $    673,000
                                                          ============    ============

Noncurrent deferred tax assets:
    Alternative minimum tax credits ...................   $     20,716    $     20,716
    Capitalized leases ................................             --         162,507
    Net operating losses ..............................         50,000       1,565,136
                                                          ------------    ------------
Total noncurrent deferred tax assets ..................         70,716       1,748,359
                                                          ------------    ------------
Noncurrent deferred tax liabilities:
    Tax over book depreciation ........................    (24,140,135)    (22,234,773)
    Capitalized leases ................................        (81,876)             --
    Other .............................................        (38,118)         (2,097)
                                                          ------------    ------------
Total noncurrent deferred tax liabilities .............    (24,260,129)    (22,236,870)
                                                          ------------    ------------
Net deferred tax liabilities ..........................   $(24,189,413)   $(20,488,511)
                                                          ============    ============

Significant components of the provision for income taxes are as follows:


                                             Year Ended December 31,
                                    ------------------------------------------
                                        2002           2001           2000
                                    ------------   ------------   ------------
Current
Federal .........................   $  1,458,747   $    321,496   $ (3,642,796)
State ...........................        259,058         58,620             --
                                    ------------   ------------   ------------
Total current ...................      1,717,805        380,116     (3,642,796)

Deferred
Federal .........................      1,743,480        258,305      3,152,732
State ...........................        304,159         53,814        550,709
                                    ------------   ------------   ------------
Total deferred ..................      2,047,639        312,119      3,703,441
                                    ------------   ------------   ------------
Total income tax expense ........   $  3,765,444   $    692,235   $     60,645
                                    ============   ============   ============

                                 USA TRUCK, INC.

6. FEDERAL AND STATE INCOME TAXES (CONTINUED)

During 2002, 2001 and 2000, the Company made income tax payments of $2,339,991, $34,625 and $66,250 respectively.

As of December 31, 2002, the Company has approximately $950,000 in state net operating losses. The Company also has alternative minimum tax credits of $20,716. These credits have no expiration date.

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

                                                            Year Ended December 31,
                                                ----------------------------------------------
                                                    2002             2001             2000
                                                ------------     ------------     ------------
Income tax at 34% statutory federal rate ....   $  2,164,875     $    604,995     $     52,600
Federal income tax effects of:
    State income taxes ......................       (191,494)         (38,228)          (7,224)
    Nondeductible expenses ..................      1,218,411           70,404           75,038
    Other ...................................         10,435          (57,370)         (81,017)
                                                ------------     ------------     ------------
    Federal income taxes ....................      3,202,227          579,801           39,397
State income taxes ..........................        563,217          112,434           21,248
                                                ------------     ------------     ------------
Total income tax expense ....................   $  3,765,444     $    692,235     $     60,645
                                                ============     ============     ============

Effective tax rate ..........................           59.1%            38.9%            39.2%
                                                ============     ============     ============

The Company's effective tax rate increased to 59.1% in 2002 compared to 38.9% in 2001. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers implemented by the Company during the second quarter of 2002. Due to the nondeductible effect of per diem pay to drivers, the Company's effective tax rate will exceed the statutory rate, the extent of which will depend on the level of reported income before taxes.

7.  EMPLOYEE BENEFIT PLANS

The Company sponsors the USA Truck, Inc. Employees' Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all employees. Employees can contribute 100% of their compensation, with the Company matching 50% of the first 4% of compensation contributed by each employee. Company matching contributions to the plan were approximately $894,600, $938,400 and $788,400 for 2002, 2001 and 2000,
respectively.

                                 USA TRUCK, INC.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Year Ended December 31,
                                          --------------------------------------------
                                              2002            2001            2000
                                          ------------    ------------    ------------
Numerator:
   Net Income .........................   $  2,601,834    $  1,087,211    $     94,061

Denominator:
   Denominator for basic earnings per
     share - weighted average shares ..      9,310,049       9,235,586       9,253,843

   Effect of dilutive securities:
     Employee stock options ...........         37,511          43,682           6,201
                                          ------------    ------------    ------------

   Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions ...      9,347,560       9,279,268       9,260,044
                                          ============    ============    ============

Basic earnings per share ..............   $        .28    $        .12    $        .01
                                          ============    ============    ============

Diluted earnings per share ............   $        .28    $        .12    $        .01
                                          ============    ============    ============

Anti-dilutive employee stock options ..         68,600          39,400          79,600
                                          ============    ============    ============

9. COMMON STOCK TRANSACTIONS

The Company's stock option plan, which provided for the granting of incentive or nonqualified options to purchase up to 800,000 shares of common stock to officers and other key employees expired in February 2002. No options were granted under this plan for less than the fair market value of the common stock at the date of the grant. Although the exercise period was determined when options were granted, no option will be exercised later than 10 years after it is granted.

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

                                 USA TRUCK, INC.

9. COMMON STOCK TRANSACTIONS (CONTINUED)

A summary of the Company's stock option activity, and related information for the years ended December 31, 2002, 2001 and 2000 follows:

                                             2002                         2001                        2000
                                  -------------------------    -------------------------    -------------------------
                                                  WEIGHTED-                    Weighted-                    Weighted-
                                                  AVERAGE                      Average                      Average
                                                  EXERCISE                     Exercise                     Exercise
                                   OPTIONS         PRICE        Options         Price        Options         Price
                                  ----------     ----------    ----------     ----------    ----------     ----------

Outstanding-beginning
    of  year                         276,400     $     8.70       380,600     $     8.10       258,200     $     8.09
Granted                               78,300          12.19         6,000           6.65       185,000           5.49
Exercised                            (95,515)          7.76       (68,000)          6.46       (32,000)          6.25
Canceled                             (42,800)          6.95       (17,400)          7.70       (10,000)          6.96
Expired                              (10,885)          9.92       (24,800)         11.53       (20,600)         11.53
                                  ----------     ----------    ----------     ----------    ----------     ----------
Outstanding-end  of  year            205,500     $     7.77       276,400     $     6.48       380,600     $     6.85
                                  ==========     ==========    ==========     ==========    ==========     ==========

Exercisable  at  end  of  year        40,800     $     5.51        64,500     $     8.70       104,800     $     8.10


Exercise prices for options outstanding as of December 31, 2002 ranged from $5.44 to $13.31. The options fall into two distinct ranges, from $5.44 to $6.65 and from $12.10 to $13.31. The number of options outstanding in the range from $5.44 to $6.65 is 136,900, with a weighted-average exercise price of $5.56 and a weighted-average remaining contractual life of 4.57 years. The number of options outstanding in the range from $12.10 to $13.31 is 68,600, with a weighted-average exercise price of $12.20 and a weighted-average remaining contractual life of 5.91 years. The weighted-average fair value at the grant date of options granted during 2002, 2001 and 2000 were $7.13, $3.18 and $2.33, respectively. The weighted-average remaining contractual life of these options is 5.02 years.

In 2002 and 2001, 22,600 and 4,000 options, respectively, were exercised for cash. No options were exercised for cash in 2000. In 2002, 2001 and 2000, additional options of 72,915, 64,000 and 30,200, respectively, were exercised by the exchange of 38,300, 48,196 and 29,419 shares of stock, respectively, (with a market value equal to the exercise price of the options). The exchanged shares were then canceled.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the outstanding stock options:

                                                         December 31,
                                      ------------------------------------------------
                                          2002               2001           2000
                                      -------------      ------------   --------------

Dividend yield                        0%                 0%             0%
Expected volatility                   0.595%             0.477%         0.336%
Risk-free interest rate               4.47% TO 4.81%     4.97%          5.77% to 5.92%
Expected lives                        3 TO 7 YEARS       3 to 7 Years   3 to 7 Years

                                 USA TRUCK, INC.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2002 and 2001:


                                                                           2002
                                                                    THREE MONTHS ENDED
                                              ---------------------------------------------------------------
                                                MARCH 31,        JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                              ------------     ------------     ------------     ------------
Operating revenues .......................    $ 61,842,155     $ 69,992,860     $ 72,323,115     $ 69,614,969
Operating expenses and costs .............      60,875,647       67,298,256       68,907,605       67,385,299
                                              ------------     ------------     ------------     ------------
Operating income .........................         966,508        2,694,604        3,415,510        2,229,670
Other expenses, net ......................         844,601          675,236          662,081          757,096
                                              ------------     ------------     ------------     ------------
Income before income taxes ...............         121,907        2,019,368        2,753,429        1,472,574
Income tax expense .......................          48,054        1,289,219        1,482,343          945,828
                                              ------------     ------------     ------------     ------------
Net income ...............................    $     73,853     $    730,149     $  1,271,086     $    526,746
                                              ============     ============     ============     ============

Average shares outstanding (basic) .......       9,281,856        9,313,158        9,315,007        9,317,565
                                              ============     ============     ============     ============
Basic earnings per share .................    $        .01     $        .08     $        .14     $        .06
                                              ============     ============     ============     ============

Average shares outstanding (diluted) .....       9,333,972        9,363,262        9,359,062        9,355,076
                                              ============     ============     ============     ============
Diluted earnings per share ...............    $        .01     $        .08     $        .14     $        .06
                                              ============     ============     ============     ============

                                                                            2001
                                                                     Three Months Ended
                                              ---------------------------------------------------------------
                                                March 31,        June 30,       September 30,    December 31,
                                              ------------     ------------     ------------     ------------
Operating revenues .......................    $ 60,908,374     $ 64,220,633     $ 64,867,371     $ 62,444,967
Operating expenses and costs .............      60,314,923       62,657,330       62,587,590       60,395,381
                                              ------------     ------------     ------------     ------------
Operating income .........................         593,451        1,563,303        2,279,781        2,049,586
Other expenses, net ......................       1,256,001        1,109,326        1,313,491        1,027,857
                                              ------------     ------------     ------------     ------------
(Loss) income before income taxes ........        (662,550)         453,977          966,290        1,021,729
Income tax (benefit) expense .............        (257,640)         175,420          377,003          397,452
                                              ------------     ------------     ------------     ------------
Net (loss) income ........................    $   (404,910)    $    278,557     $    589,287     $    624,277
                                              ============     ============     ============     ============

Average shares outstanding (basic) .......       9,224,550        9,240,270        9,235,520        9,248,192
                                              ============     ============     ============     ============
Basic (loss) earnings per share ..........    $       (.04)    $        .03     $        .06     $        .07
                                              ============     ============     ============     ============

Average shares outstanding (diluted) .....       9,232,087        9,266,526        9,277,221        9,291,936
                                              ============     ============     ============     ============
Diluted (loss) earnings per share ........    $       (.04)    $        .03     $        .06     $        .07
                                              ============     ============     ============     ============

11.  LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the financial condition or results of operations of the Company. The Company maintains liability insurance against risks, subject to certain self-insurance limits, arising out of the normal course of its business.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Additional Information Regarding the Board of Directors--Biographical Information", "Executive Officers", "Section 16(a) Compliance" and "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2003, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2003, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2003, set forth certain information with respect to the ownership of the Company's voting securities and are incorporated herein by reference. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters", which sets forth certain information with respect to the Company's equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2003, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1.   Financial statements.

     The following financial statements of the Company are included in Part II,
     Item 8 of this report:

                                                                                                          PAGE

     Balance Sheets as of December 31, 2002 and 2001.................................................      21

     Statements of Income for the years ended December 31, 2002, 2001 and 2000.......................      22

     Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.........      23

     Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000...................      24

     Notes to Financial Statements...................................................................      25

     2.   The following financial statement schedule of the Company is included in Item 14(d):

     Schedule II  - Valuation and Qualifying Accounts................................................      39

          Schedules other than the schedule listed above have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

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

     -    Employee Stock Option Plan (Exhibit 10.1)

     -    Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit
          10.2)

     -    Incentive Compensation Plan (Exhibit 10.3)

     - 1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.4)

(b)  REPORTS ON FORM 8-K:

     No Form 8-K has been filed during the last quarter of the period covered by this report.

                                 USA TRUCK, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                   ITEM 14 (d)

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 USA TRUCK, INC.



                          COLUMN A                                   COLUMN B        COLUMN C       COLUMN D         COLUMN E
---------------------------------------------------------------    ------------    ------------    ------------     ------------
                                                                    BALANCE AT       CHARGED                          BALANCE
                                                                    BEGINNING      TO COST AND     DEDUCTIONS           END
                         DESCRIPTION                                OF PERIOD        EXPENSES       -OTHER (a)       OF PERIOD
---------------------------------------------------------------    ------------    ------------    ------------     ------------

Year ended December 31, 2002 Deducted from asset accounts:
   Allowance for doubtful-accounts ............................    $    260,771    $     65,800    $    (57,709)    $    268,862
                                                                   ------------    ------------    ------------     ------------

Year ended December 31, 2001 Deducted from asset accounts:
   Allowance for doubtful-accounts ............................    $    303,203    $     36,000    $    (78,432)    $    260,771
                                                                   ------------    ------------    ------------     ------------

Year ended December 31, 2000 Deducted from asset accounts:
    Allowance for doubtful accounts ...........................    $    269,150    $     82,200    $    (48,147)    $    303,203
                                                                   ------------    ------------    ------------     ------------

(a) Uncollectible accounts written off, net recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA TRUCK, INC.
(Registrant)


By:    /s/  ROBERT M. POWELL            By:  /s/  CLIFTON R. BECKHAM            By:  /s/  JERRY D. ORLER
       ---------------------                 -------------------------------         ------------------------
       Robert M. Powell                      Clifton R. Beckham                      Jerry D. Orler
       Chairman and Chief                    Vice President - Finance, Chief         President
       Executive Officer                     Financial Officer and Secretary



Date:  March 7, 2003                    Date:  March 7, 2003                    Date:  March 7, 2003

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

              Signature                                   Title                                       Date
              ---------                                   -----                                       ----


       /s/  ROBERT M. POWELL                    Chairman, Chief Executive                         March 7, 2003
------------------------------------               Officer and Director
          Robert M. Powell


        /s/  JERRY D. ORLER                            President                                  March 7, 2003
------------------------------------                  and Director
           Jerry D. Orler



           /s/  J.B. SPEED                              Director                                  March 7, 2003
------------------------------------
           James B. Speed


        /s/  TERRY A. ELLIOTT                           Director                                  March 7, 2003
------------------------------------
          Terry A. Elliott


          /s/  JIM L. HANNA                             Director                                  March 7, 2003
------------------------------------
            Jim L. Hanna


       /s/  ROLAND S. BOREHAM                           Director                                  March 7, 2003
------------------------------------
         Roland S. Boreham, Jr.


         /s/  JOE D. POWERS                             Director                                  March 7, 2003
------------------------------------
         Joe D. Powers

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                 USA TRUCK, INC.

--------------------------------------------------------------------------------



         I, Robert M. Powell, certify that:

         1. I have reviewed this annual report on Form 10-K of USA Truck, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: March 7, 2003


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

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                 USA TRUCK, INC.

--------------------------------------------------------------------------------



         I, Clifton R. Beckham, certify that:

         1. I have reviewed this annual report on Form 10-K of USA Truck, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date: March 7, 2003


                                      /s/  CLIFTON R. BECKHAM
                                  -----------------------------------------
                                  Clifton R. Beckham
                                  Vice President - Finance, Chief Financial
                                  Officer and Secretary

                                  EXHIBIT INDEX

        EXHIBIT                                                                                    SEQUENTIALLY
        NUMBER                             EXHIBIT                                                NUMBERED PAGE
        ------                             -------                                                -------------

         2.01 Asset Purchase Agreement dated as of October 31, 1999 between the Company, as buyer, and CARCO Carrier Corporation doing business as CCC Express, Inc., as seller, and CARCO Capital
                  Corporation (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on November 15, 1999).

         3.01     Restated and Amended Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No.
                  33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the "Form S-1"]).

         3.02     Amended Bylaws of the Company as currently in effect
                  (incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31,
                  2001).

         3.03 Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1).

         4.01 Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).

         4.02     Equipment TRAC Lease Commitment Agreement dated November 12,
                  1997 and accepted November 19, 1997, between the Company and Banc One Leasing Corporation, as Lender (incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1997).

         4.03     First Amendment dated December 30, 1998, to the Equipment TRAC
                  Lease Commitment Agreement dated November 12, 1997 and accepted November 19, 1997, between the Company and Banc One
                  Leasing Corporation, as Lender, as amended by letter dated
                  March 12, 1999 (incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K for the year ended
                  December 31, 1998).

         4.04     Second Amendment dated December 30, 1998, to the Equipment
                  TRAC Lease Commitment Agreement dated October 25, 1999 between the Company and Banc One Leasing Corporation, as Lender
                  (incorporated by reference to Exhibit 4.17 to the Company's annual report on Form 10-K for the year ended December 31,
                  1999).

         4.05 TRAC Lease Commitment Agreement dated January 6, 2000 between the Company and SunTrust Leasing Corporation, as Lessor
                  (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31,
                  2000).

         4.06 TRAC Lease Commitment Agreement dated January 11, 2000 and accepted January 12, 2000, between the Company and First Union
                  Commercial Corporation, as Lessor (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

        EXHIBIT                                                                                    SEQUENTIALLY
        NUMBER                             EXHIBIT                                                NUMBERED PAGE
        ------                             -------                                                -------------

         4.07 Senior Credit Facility Commitment Letter dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Mercantile Bank, N.A. collectively as the Lenders
                  (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31,
                  2000).

         4.08     Senior Credit Facility Summary of Terms and Conditions dated
                  April 11, 2000, between the Company and Bank of America, N.A.,
                  SunTrust Bank, and Mercantile Bank, N.A. collectively as the
                  Lenders (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended
                  June 30, 2000).

         4.09     First Union Commercial Corporation Commitment Letter dated
                  October 17, 2000, for the First Amendment to the Equipment
                  TRAC Lease Agreement between the Company and First Union
                  Commercial Corporation, as Lessor (incorporated by reference to Exhibit 4.22 to the Company's annual report on Form 10-K for the year ended December 31, 2000).

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

         4.14     First Union Commercial Corporation Commitment Letter dated
                  October 31, 2001, and accepted November 5, 2001, for the
                  Equipment TRAC Lease Agreement between the Company and First
                  Union Commercial Corporation, as Lessor (incorporated by reference to Exhibit 4.14 to the Company's annual report on Form 10-K for the year ended December 31, 2001).

        EXHIBIT                                                                                    SEQUENTIALLY
        NUMBER                             EXHIBIT                                                NUMBERED PAGE
        ------                             -------                                                -------------

         4.15     Proposal Exhibit (No. 1) dated October 31, 2001, to the
                  Equipment TRAC Lease Agreement between the Company and First
                  Union Commercial Corporation, as Lessor (incorporated by reference to Exhibit 4.15 to the Company's annual report on Form 10-K for the year ended December 31, 2001).

         4.16     SunTrust Leasing Corporation Commitment Letter dated October
                  24, 2001, and accepted November 5, 2001, for the Second
                  Amendment to the Equipment TRAC Lease Agreement between the
                  Company and SunTrust Leasing Corporation, as Lessor
                  (incorporated by reference to Exhibit 4.16 to the Company's annual report on Form 10-K for the year ended December 31,
                  2001).

         4.17     Lease Proposal dated October 24, 2001, and accepted November
                  5, 2001, to the Equipment TRAC Lease Agreement between the
                  Company and SunTrust Leasing Corporation, as Lessor
                  (incorporated by reference to Exhibit 4.17 to the Company's annual report on Form 10-K for the year ended December 31,
                  2001).

         4.18     Equipment TRAC Lease Commitment Agreement dated November 2,
                  2001, and accepted November 8, 2001, between the Company and Fleet Capital Corporation, as Lessor (incorporated by reference to Exhibit 4.18 to the Company's annual report on Form 10-K for the year ended December 31, 2001).

         4.19 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The
                  Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

         4.20*    First Union Commercial Corporation Commitment Letter dated                            45
                  October 31, 2002, and accepted November 5, 2002, for the
                  Equipment TRAC Lease Agreement between the Company and First
                  Union Commercial Corporation, as Lessor.

         4.21*    Proposal Exhibit (No. 1) dated October 31, 2002, to the                               47
                  Equipment TRAC Lease Agreement between the Company and First
                  Union Commercial Corporation, as Lessor.

         4.22*    SunTrust Leasing Corporation Commitment Letter dated October                          49
                  29, 2002, and accepted November 6, 2002, for the Third
                  Amendment to the Equipment TRAC Lease Agreement between the
                  Company and SunTrust Leasing Corporation, as Lessor.

         4.23*    Lease Proposal dated October 29, 2002, and accepted November                          50
                  6, 2002, to the Equipment TRAC Lease Agreement between the
                  Company and SunTrust Leasing Corporation, as Lessor.

         4.24*    Equipment TRAC Lease Commitment Agreement dated October 21,                           53
                  2002, and accepted November 5, 2002, between the Company and
                  Fleet Capital Corporation, as Lessor.

        EXHIBIT                                                                                    SEQUENTIALLY
        NUMBER                             EXHIBIT                                                NUMBERED PAGE
        ------                             -------                                                -------------

         4.25*    Equipment TRAC Lease Commitment Agreement dated November 19,                          56
                  2002, and accepted November 27, 2002, between the Company and
                  GE Capital Corporation, as Lessor.

         4.26*    Proposal Exhibit A dated October 31, 2002, to the Equipment                           59
                  TRAC Lease Agreement between the Company and GE Capital
                  Corporation, as Lessor.

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

         10.5*    Amended and Restated Employee Stock Purchase Plan of the                              60
                  Company.

         21       The Company has no significant subsidiaries.

         23*      Consent of Ernst & Young LLP, Independent Auditors.                                   64

         99.1*    Certification of Chief Executive Officer pursuant to Section                          65
                  906 of the Sarbanes-Oxley Act of 2002

         99.2*    Certification of Chief Financial Officer pursuant to Section                          66
                  906 of the Sarbanes-Oxley Act of 2002


----------
         * Filed herewith.