Form 10-Q
period 2003-03-31
USA TRUCK INC
filed 2003-04-18
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to __________

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



         Former name, former address and former fiscal year , if changed since last report: Not applicable.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes [ ] No [X]

         The number of shares outstanding of the Registrant's Common Stock, par value $ .01, as of March 31, 2003 is 9,326,732.

                                      INDEX

                                 USA TRUCK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                               Page
                                                                                                                ------
                  Condensed Consolidated Balance Sheets - March 31, 2003 (unaudited)
                    and December 31, 2002                                                                          3

                  Condensed Consolidated Statements of Operations (unaudited) - Three Months Ended
                    March 31, 2003 and 2002                                                                        4

                  Condensed Consolidated Statements of Cash Flows (unaudited) - Three Months Ended
                    March 31, 2003 and 2002                                                                        5

                  Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2003                6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                          13

Item 4.       Controls and Procedures                                                                             13

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                    14

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements


                                 USA TRUCK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,          December 31,
                                                                                                 2003               2021(1)
                                                                                            --------------      --------------
                                                                                              (unaudited)          (audited)
                                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                               $    1,172,836      $    1,237,698
    Accounts receivable:
      Trade, less allowance for doubtful accounts  (2003 - $301,101; 2002 - $268,862)           29,811,879          26,630,317
      Other                                                                                        613,396             819,259
    Inventories                                                                                    486,381             478,567
    Deferred income taxes                                                                        1,889,644           2,326,263
    Prepaid expenses and other current assets                                                    5,012,481           3,894,984
                                                                                            --------------      --------------
         Total current assets                                                                   38,986,617          35,387,088

PROPERTY AND EQUIPMENT                                                                         220,663,320         227,241,609
ACCUMULATED DEPRECIATION AND AMORTIZATION                                                      (75,217,173)        (73,984,708)
                                                                                            --------------      --------------
                                                                                               145,446,147         153,256,901
OTHER ASSETS                                                                                       214,465             207,071
                                                                                            --------------      --------------
         Total assets                                                                       $  184,647,229      $  188,851,060
                                                                                            ==============      ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank drafts payable                                                                     $    1,742,895      $    1,609,832
    Trade accounts payable                                                                       3,111,900           3,274,787
    Current portion of insurance and claims accruals                                             6,788,692           6,662,503
    Other accrued expenses                                                                       7,776,343           7,572,727
    Current maturities of long-term debt                                                        16,403,493          19,143,501
                                                                                            --------------      --------------
         Total current liabilities                                                              35,823,323          38,263,350

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                         48,753,548          49,451,248
DEFERRED INCOME TAXES                                                                           24,263,472          24,189,413
INSURANCE AND CLAIMS ACCRUALS, LESS CURRENT PORTION                                              2,843,065           2,855,465

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value; 1,000,000 shares authorized:  none issued                          --                  --
    Common Stock, $.01 par value; 16,000,000 shares authorized; issued 9,326,732 shares
      in 2003 and 9,324,908 shares in 2002                                                          93,267              93,249
    Additional paid-in capital                                                                  11,418,747          11,409,738
    Retained earnings                                                                           61,475,630          62,623,933
    Less treasury stock, at cost (2003 - 4,217; 2002 - 6,255)                                      (23,823)            (35,336)
                                                                                            --------------      --------------
         Total stockholders' equity                                                             72,963,821          74,091,584
                                                                                            --------------      --------------
         Total liabilities and stockholders' equity                                         $  184,647,229      $  188,851,060
                                                                                            ==============      ==============

(1) The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        2003              2002
                                                                    ------------      ------------
          REVENUE:
              Revenue, before fuel surcharge                        $ 65,714,114      $ 61,645,445
              Fuel surcharge                                           3,672,400           196,710
                                                                    ------------      ------------
                                                                      69,386,514        61,842,155

          OPERATING EXPENSES AND COSTS:
              Salaries, wages and employee benefits                   25,818,035        26,675,988
              Fuel and fuel taxes                                     15,391,014        10,715,351
              Purchased transportation                                 5,534,186         4,114,830
              Depreciation and amortization                            7,450,050         6,622,782
              Operations and maintenance                               5,739,747         5,275,420
              Insurance and claims                                     5,402,069         3,683,117
              Operating taxes and licenses                             1,030,782         1,020,109
              Communications and utilities                               676,913           696,923
              Other                                                    2,890,612         2,071,127
                                                                    ------------      ------------
                                                                      69,933,408        60,875,647
                                                                    ------------      ------------
          OPERATING (LOSS) INCOME                                       (546,894)          966,508
          OTHER EXPENSE (INCOME):
              Interest expense                                           689,804           829,529
              (Gain) loss on disposal of property and equipment           (4,217)            5,641
              Other, net                                                  12,631             9,431
                                                                    ------------      ------------
                                                                         698,218           844,601
                                                                    ------------      ------------
          (LOSS) INCOME BEFORE INCOME TAXES                           (1,245,112)          121,907
          INCOME TAX (BENEFIT) EXPENSE                                   (96,809)           48,054
                                                                    ------------      ------------

          NET (LOSS) INCOME                                         $ (1,148,303)     $     73,853
                                                                    ============      ============

          PER SHARE INFORMATION:
              Average shares outstanding (Basic)                       9,320,632         9,281,856
                                                                    ============      ============
              Basic net (loss) income per share                     $      (0.12)     $       0.01
                                                                    ============      ============

              Average shares outstanding (Diluted)                     9,320,632         9,333,972
                                                                    ============      ============
              Diluted net (loss) income per share                   $      (0.12)     $       0.01
                                                                    ============      ============


            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                  2003              2002
                                                                              ------------      ------------
OPERATING ACTIVITIES:
  Net (loss) income                                                           $ (1,148,303)     $     73,853
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Depreciation and amortization                                               7,450,050         6,622,782
     Provision for doubtful accounts                                                32,200            15,000
     Deferred income taxes                                                         510,678           152,126
      (Gain) loss on disposal of property and equipment                             (4,217)            5,641
      Changes in operating assets and liabilities:
         Accounts receivable                                                    (3,007,899)        1,152,114
         Inventories, prepaid expenses and other current assets                 (1,125,311)       (3,633,620)
         Bank drafts payable, trade accounts payable and accrued expenses          299,981           713,401
         Insurance and claims accruals - long-term                                 (12,400)           62,500
                                                                              ------------      ------------
             Net cash provided by operating activities                           2,994,779         5,163,797

INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (485,104)       (2,069,193)
  Proceeds from disposal of property and equipment                                 850,025            83,275
  (Increase) decrease in other assets                                               (7,394)              106
                                                                              ------------      ------------
             Net cash provided by (used by) investing activities                   357,527        (1,985,812)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                               20,421,000         9,558,000
  Principal payments on long-term debt                                         (17,835,000)      (10,255,000)
  Principal payments on capitalized lease obligations                           (6,023,708)       (3,487,637)
  Proceeds from the exercise of stock options                                        5,447           239,935
  Proceeds from sale of treasury stock                                              15,093            17,731
                                                                              ------------      ------------
              Net cash used by financing activities                             (3,417,168)       (3,926,971)
                                                                              ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (64,862)         (748,986)
Cash and cash equivalents:
     Beginning of period                                                         1,237,698         1,976,228
                                                                              ------------      ------------
     End of period                                                            $  1,172,836      $  1,227,242
                                                                              ============      ============


            See notes to condensed consolidated financial statements.

                                 USA TRUCK, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 2002.

NOTE B - COMMITMENTS

     As of March 31, 2003, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $67.9 million in 2003 and $16.1 million in 2004. As part of these commitments, the Company has remaining contracts for the purchase of 754 tractors and 522 trailers during 2003 and 209 tractors in 2004. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment if certain conditions are met.

     The Company extended the useful lives and reduced the salvage value on those groups of tractors that would have traded in 2002 under normal used tractor market conditions. These extended lives (60 months) and reduced salvage values (14 percent of original cost of equipment) yielded an increased depreciation charge to pre-tax earnings in 2002 of approximately $0.4 million. Extending the lives on tractors resulted in an increased charge to net income in 2002 for maintenance costs. The Company has instituted an aggressive trade schedule in 2003 and plans to institute an aggressive trade schedule in 2004 to reduce the average age of its tractor fleet and to resume trading most tractors within 42 months from the date of purchase as it did prior to 2002. As the average age of the tractor fleet decreases, the additional maintenance costs should decrease as well.

NOTE C - CAPITAL STOCK TRANSACTIONS

     During the three-month period ended March 31, 2003, the Company did not repurchase any of its outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in October 2001. However, the Company sold 2,038 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such plan during the three-month period ended March 31, 2003.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3. The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF Issue No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective for all exit or disposal activities initiated after January 1, 2003. This statement did not have an impact on the Company.

     On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 is effective for the Company for fiscal years ending after December 31, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning in 2003 (See "Note G - Stock Based Compensation"). The Company does not intend to adopt the fair value method of accounting for stock-based compensation of SFAS 123 and accordingly

SFAS 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

NOTE E - CONTINGENCIES

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. It maintains insurance covering liabilities in excess of certain self insured retention levels for bodily injury and property damage claims. Though management believes these claims to be routine and immaterial to the long-term financial position of the Company, adverse results of one or more of these claims could have a material adverse effect on the quarterly financial position or results of operations of the Company.

NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company records derivative financial instruments in the balance sheet as either an asset or liability at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. For hedges which meet the criteria, the derivative instrument's gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income rather than in current earnings.

     The Company was not required to make any transition adjustment as a result of adopting Statement of Financial Accounting Standards No. 133, as amended ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001 as the Company's only derivative instrument was entered into during the first quarter of 2003. Effective March 27, 2003, the Company entered into an interest rate swap agreement on a notional amount of $10 million. Under this swap agreement, the Company pays a fixed rate of 1.99%, while receiving a floating rate equal to the "3-month" LIBOR as of the second London Business Day prior to each floating rate reset date. The floating rate is fixed for the three-month period following each reset date. The floating rate for the period from March 27, 2003 through June 26, 2003 is 1.29%. This interest rate swap agreement terminates on March 27, 2005.

     The Company designates this $10 million interest rate swap as a cash flow hedge of its exposure to variability in future cash flow resulting from the interest payments indexed to the "3-month" LIBOR. Changes in future cash flow from the interest rate swap will offset changes in interest rate payments on the first $10 million of the Company's current Senior Credit Facility (as defined under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") or future "3-month" LIBOR based borrowings that reset on the second London Business Day prior to the start of the next interest period. The fair value of the swap agreement as of March 31, 2003 was zero.

     The Company reported no gain or loss during the three months ended March 31, 2003 as a result of hedge ineffectiveness, other derivative instruments' gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement (including termination of the swap agreement), swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $10 million may result in a reclassification of any gain or loss reported in other comprehensive income, into earnings.

     This interest rate swap agreement meets the specific hedge accounting criteria of SFAS 133. The effective portion of the cumulative gain or loss will be reported as a component of accumulated other comprehensive income or loss in shareholders' equity and will be reclassified into current earnings by March 27, 2005, the termination date for this swap agreement. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

     The measurement of hedge effectiveness is based upon a comparison of the floating-rate component of the swap and the hedged floating-rate cash flows on the underlying liability. This method is based upon the premise that only the floating-rate component of the swap provides the cash flow hedge, and any changes in the swap's fair value attributable to the fixed-rate component is not relevant to the variability of the hedged interest payments on the floating-rate liability. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable component of the swap and the present value of the cumulative change in the expected future interest cash flows on the floating-rate liability.

NOTE G - STOCK BASED COMPENSATION

     Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation.

     Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS 123, the Company's pro forma net income would have been as follows:

                                                                           Three Months ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                          2003              2002
                                                                      ------------      ------------
                      Net (loss) income                               $ (1,148,303)     $     73,853
                      Pro forma expense                                     18,060            26,698
                                                                      ------------      ------------
                      Pro forma net (loss) income                     $ (1,166,363)     $     47,155
                                                                      ============      ============
                      Pro forma basic (loss) earnings per share       $      (0.13)     $       0.01
                      Pro forma diluted (loss) earnings per share     $      (0.13)     $       0.01


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

                                                                    Three Months Ended
                                                                         March 31,
                                                                    -------------------
                                                                     2003         2002
                                                                    ------       ------
                      REVENUE, BEFORE FUEL SURCHARGE                 100.0 %      100.0 %

                      OPERATING EXPENSES AND COSTS:
                          Salaries, wages and employee benefits       39.3         43.3
                          Fuel and fuel taxes (1)                     17.8         17.0
                          Purchased transportation                     8.4          6.7
                          Depreciation and amortization               11.4         10.7
                          Operations and maintenance                   8.7          8.6
                          Insurance and claims                         8.2          6.0
                          Operating taxes and licenses                 1.6          1.6
                          Communications and utilities                 1.0          1.1
                          Other                                        4.4          3.4
                                                                    ------       ------
                                                                     100.8         98.4
                                                                    ------       ------
                      OPERATING (LOSS) INCOME                         (0.8)         1.6
                      OTHER EXPENSES (INCOME):
                          Interest expense                             1.1          1.4
                          (Gain) loss on disposal of assets             --           --
                          Other, net                                    --           --
                                                                    ------       ------
                                                                       1.1          1.4
                                                                    ------       ------
                      INCOME BEFORE INCOME TAXES                      (1.9)         0.2
                      INCOME TAX (BENEFIT) EXPENSE                    (0.2)         0.1
                                                                    ------       ------

                      NET (LOSS) INCOME                               (1.7)%        0.1 %
                                                                    ======       ======

(1) Net of fuel surcharge

     By agreement with its customers, and consistent with industry practice, the Company adds a surcharge to its rates as diesel fuel prices increase above an industry-standard baseline price per gallon. The amount of this fuel surcharge increases as fuel costs increase above certain threshold prices. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Because fuel prices are volatile, management believes that comparing operating costs and expenses to total revenue, including the fuel surcharge in the table above, could provide a distorted picture of the Company's operating performance, particularly when comparing results for current and prior periods. Therefore, the fuel surcharge is excluded from revenue and, instead, taken as a credit against the fuel and fuel taxes line item in the table above. Management believes that this presentation, which is designed to minimize the potentially distortive effect of fuel cost volatility, is a more meaningful measure of the Company's operating performance than a presentation comparing operating costs and expenses to total revenue, including fuel surcharge.

         Management does not believe that a reconciliation of the information presented in the table above and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Revenue data, on both a total basis and excluding the fuel surcharge, is included in the Condensed Consolidated Statements of Operations (Unaudited) included in this Form 10-Q.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

     Operating revenue, before fuel surcharge, increased 6.6% to $65.7 million in the first quarter of 2003 from $61.6 million for the same quarter of 2002. The Company believes this increase is due primarily to an increase of 5.7% in the average number of tractors operated from 1,795 (including 59 owner-operators) in the first quarter of 2002 to 1,898 (including 37 owner-operators) in the same quarter of 2003 and to a 75.1% increase in third party logistics ("3PL") and brokerage revenues to $3.9 million in the first quarter of 2003 from $2.2 million for the same quarter of 2002. Direct expenses associated with 3PL and brokerage revenues and owner-operator fees comprise purchased transportation expense. Owner-operators are independent contractors who provide their own tractors (including tractor maintenance), fuel and insurance and drive for the Company on a contract basis for a fixed rate per mile that is higher than that paid to Company drivers, who are not directly responsible for these expenses.

     Average revenue per mile, before fuel surcharge, increased to $1.214 in the first quarter of 2003 from $1.161 in the same quarter of 2002 due to the above-mentioned increase in 3PL and brokerage revenues and an increase in the average rate per mile charged to customers. The number of shipments increased 11.8% to 65,282 in the first quarter of 2003 from 58,371 in the same quarter of 2002.

     Average miles per tractor per week decreased 3.6% from 2,347 in the first quarter of 2002 to 2,262 in the same quarter of 2003 primarily due to decreased freight demand, harsh late winter weather throughout the U.S. south and Atlantic Coast and, to a lesser extent, an increase in the percentage of unmanned tractors to 5.5% of the fleet in the first quarter of 2003 from 4.9% of the fleet in the same quarter of 2002. The increase in the percentage of unmanned tractors was primarily the result of an increase in the number of Company-owned tractors. The empty mile factor decreased from 10.2% of paid miles in the first quarter of 2002 to 9.2% of paid miles in the same quarter of 2003. The decreased empty mile factor was primarily the result of the Company reducing the number of inbound loads into areas where there are few available outbound loads.

     Operating expenses and costs, as a percentage of revenue, before fuel surcharge, increased to 100.8% in the first quarter of 2003 from 98.4% in the same quarter of 2002.

     The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, before fuel surcharge, was primarily the result of the Company implementing a per diem pay program for its drivers in April 2002, a reduction in the driver's pay rate per mile in December 2002 and increases in 3PL and brokerage revenues. These effects were partially offset by a decrease in the average number of owner-operators in the Company's fleet from 59 in the first quarter of 2002 to 37 in the same quarter of 2003.

     The increase in fuel and fuel taxes costs, as a percentage of revenue, before fuel surcharge, was primarily due to a 36.8% increase in the average price of diesel fuel per gallon in the first quarter of 2003 compared to the first quarter of 2002 and the above-mentioned decrease in the Company's owner-operator fleet. These effects were partially offset by increases in 3PL and brokerage revenues.

     The increase in purchased transportation costs, as a percentage of revenue, before fuel surcharge, was primarily due to the significant increases in 3PL and brokerage revenues described above. These increases were partially offset by the decrease in the Company's owner-operator fleet described above.

     The increase in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the above-mentioned decrease in average miles per tractor per week and slightly higher depreciation expense on extended lived tractors (See "Note B--Commitments") and, to a lesser extent, the above-mentioned decrease in the Company's owner-operator fleet. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues and increased revenue per mile.

     The increase in insurance and claims was primarily due to the payment of some litigation settlements during the quarter and a significant increase in adverse claims accruals during the quarter and, to a lesser extent, increases in liability, cargo and workers' compensation insurance premiums in the first quarter in 2003 compared to the same quarter in 2002 and the above-mentioned decrease in the Company's owner-operator fleet. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues.

     As a result of the foregoing factors, operating income decreased to a loss of $0.5 million, or 0.8% of revenue, before fuel surcharge, in 2003 from income of $1.0 million or 1.6% of revenue, before fuel surcharge, in 2002.

     Interest expense decreased 16.8% to $0.7 million in 2003 from $0.8 million in 2002, resulting primarily from interest rate decreases on the Company's Senior Credit Facility described under the heading "Liquidity and Capital Resources" below and the Company's retirement of capital leases with higher interest rates as they mature while entering into new capital leases at lower interest rates.

     As a result of the above, income before income taxes decreased to a net loss of $1.2 million, or 1.9% of revenue, before fuel surcharge, in 2003 from net income of $0.1 million or 0.2% of revenue, before fuel surcharge, in 2002.

     The Company's effective tax rate decreased to 7.8% in the first quarter of 2003 compared to 39.4% in the same quarter of 2002. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes, certain non-deductible expenses including a per diem pay structure implemented by the Company during the second quarter of 2002, and the fact the Company incurred a loss during the first quarter of 2003. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

     As a result of the aforementioned factors, earnings decreased to a net loss of $1.1 million in the first quarter of 2003 from net income of $0.1 million in the same quarter of 2002. Diluted earnings per share decreased to a net loss of $0.12 for the first quarter of 2003 from $0.01 net income per share in the same quarter of 2002. The number of shares used in the calculation of diluted net income per share for the first quarters of 2003 and 2002 were 9,338,956 and 9,333,972, respectively. Total shares outstanding at March 31, 2003, were 9,326,732.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of the Company. Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. Typically, the Company is not able to fully recover increases in fuel prices through fuel surcharges. Fuel prices increased during the first quarter of 2003. There can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     On April 28, 2000, the Company signed a senior credit facility (the "Senior Credit Facility") that provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and U.S. Bank (formerly Firstar Bank, N.A.) are participants in the Senior Credit Facility. As of March 31, 2003, approximately $30.3 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 28, 2005. At any time prior to April 28, 2005, subject to certain conditions, the balance outstanding on the Senior Credit Facility may be converted, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lenders prime rate, or federal funds rate plus a certain incremental percentage or LIBOR plus a certain incremental percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the Senior Credit Facility for the quarter ended March 31, 2003 was 3.5%. A quarterly commitment fee is payable on the unused credit line at a rate determined based on the Company's attainment of certain financial ratios. As of March 31, 2003, the rate was 0.20%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment.

     The continued growth of the Company's business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Senior Credit Facility and capital lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and occasionally with borrowings under the Senior Credit Facility. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $3.0 million for the three-month period ended March 31, 2003 and $5.2 million for the three-month period ended March 31, 2002.

     As of March 31, 2003, the Company had capital lease obligations in the aggregate principal amount of approximately $37.7 million, with an average interest rate of 4.6% per annum. For 2003, the Company has capital lease commitments providing up to $37.0 million of available borrowings, at variable interest rates based on the three-year Treasury Note rate, LIBOR or lessor's cost of funds plus a pricing spread, which rates are fixed upon lease execution. During the first quarter of 2003, the Company made no borrowings under these lease commitments.

     As of March 31, 2003, the Company had debt obligations of approximately $65.2 million, including amounts borrowed under the Senior Credit Facility and lease commitments, of which approximately $16.4 million were current obligations. During the three-month period ended March 31, 2003, the Company made borrowings under the Senior Credit Facility and lease commitments of $20.4 million, while retiring $23.9 million in debt under these facilities. The borrowings had an average interest rate of approximately 3.5% while the retired debt had an average interest rate of approximately 4.1%.

     During the years 2003 and 2004, the Company plans to make approximately $178.2 million in capital expenditures. At March 31, 2003, the Company was committed to spend $67.9 million and budgeted to spend an additional $0.6 million of this amount for revenue equipment in 2003, and the Company was committed to spend $16.1 million and budgeted to spend an additional $93.0 million of this amount for revenue equipment in 2004. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures of $0.6 million will be used for maintenance and office equipment and facility improvements.

     The Senior Credit Facility, capital leases and cash flows from operations should be adequate to fund the Company's operations and expansion plans through the end of 2003. There can be no assurance, however, that such sources will be sufficient to fund Company operations and all expansion plans through such date, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company. The Company expects to continue to fund its operations with cash flows from operations, the Senior Credit Facility and capital leases for the foreseeable future.

     Through the Senior Credit Facility the Company can elect to borrow at LIBOR rates, plus a pricing spread. Therefore, the Company's forecasted future cash flow is exposed to interest rate risk related to variability in LIBOR rates. For this reason, the Company has hedged its exposure to the volatility in variable interest rates. In March 2003 the Company entered into an interest rate swap effective March 27, 2003, on a notional amount of $10 million (See "Note F - Derivative Financial Instruments"). The transaction entered into is intended to provide interest rate protection by creating an interest rate neutral position by specifically matching notional amounts, maturity dates and interest rate indices, and does not provide any additional borrowing capacity to the Company. The Company anticipates it will continue to have interest rate exposure beyond the maturity of its current Senior Credit Facility.

     On October 17, 2001, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period ending October 16, 2004 dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. The Company may purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility. As of March 31, 2003, the Company had purchased no shares pursuant to this authorization.

         The following table represents the Company's outstanding contractual obligations at March 31, 2003, excluding letters of credit.

                                                             PAYMENTS DUE BY PERIOD
                                                                  (IN THOUSANDS)
      CONTRACTUAL OBLIGATIONS       TOTAL         2003       2004 - 2005     2006 - 2007     THEREAFTER
      -----------------------      --------     --------     -----------     -----------     ----------
Long-Term Debt Obligations (1)     $ 27,500     $     --     $    27,500     $        --     $       --
Capital Lease Obligations (2)        40,992       15,809          20,929           4,254             --
Operating Lease Obligations             236          118              85              33             --
Purchase Obligations (3)             84,000       67,900          16,100              --             --
                                   --------     --------     -----------     -----------     ----------
   TOTAL                           $152,728     $ 83,827     $    64,614     $     4,287     $       --
                                   ========     ========     ===========     ===========     ==========

(1) Long-Term Debt Obligations consist of the Company's Senior Credit Facility that matures on April 28, 2005 as described above.

(2) Capital Lease Obligations in this table include interest payments not included in the balance sheet.

(3)  Purchase Obligations are cancelable if certain criteria are not met.

NEW ACCOUNTING PRONOUNCEMENTS

     See Note D to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any, on the Company.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information that are based on management's current beliefs and expectations and assumptions made by it based upon information currently available. Forward-looking statements include statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, may be identified by words such as "will", "could", "should", "may", "believe", "expect", "intend", "plan", "schedule", "estimate", "project" and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company's control and that have a direct bearing on operating results are increases in diesel prices, adverse weather conditions and the impact of increased rate competition. The Company's results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as the Company's utilization rates are directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted the Company's operating results and its ability to grow, and will continue to do so. Results for any specific period may also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

     As reported in the notes to the financial statements and in the Liquidity and Capital Resources section of this Form 10-Q, the Company entered into the Senior Credit Facility with a multi-bank group on April 28, 2000 and amended the Senior Credit Facility on March 30, 2001. The Senior Credit Facility agreement, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At March 31, 2003, the Company had $27.5 million outstanding pursuant to the Senior Credit Facility. In an effort to manage the risks associated with changing interest rates the Company entered into an interest rate swap effective March 27, 2003, on a notional amount of $10 million (See "Note F - Derivative Financial Instruments"). The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     All customers are required to pay for the Company's services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to the Company in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Item 4.       Controls and Procedures

     Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

         (A)      Exhibits

                  11.1     Statement Re: Computation of Earnings Per Share

                  99.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (B)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           USA TRUCK, INC.
                                           (Registrant)


Date:          April 18, 2003                   /s/ ROBERT M. POWELL
         ---------------------------       -------------------------------------
                                           ROBERT M. POWELL
                                           Chairman and Chief
                                           Executive Officer

Date:          April 18, 2003                   /s/ JERRY D. ORLER
         ---------------------------       -------------------------------------
                                           JERRY D. ORLER
                                           President

Date:          April 18, 2003                   /s/ CLIFTON R. BECKHAM
         ---------------------------       -------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date: April 18, 2003


                                               /s/ ROBERT M. POWELL
                                           -------------------------------------
                                           Robert M. Powell
                                           Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date: April 18, 2003


                                           /s/ CLIFTON R. BECKHAM
                                       -----------------------------------
                                       Clifton R. Beckham
                                       Vice President - Finance, Chief Financial
                                       Officer and Secretary

FORM 10-Q
                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.


                Exhibit
                Number                             Exhibit
              -----------     ----------------------------------------------------
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