Form 10-Q
period 2003-06-30
USA TRUCK INC
filed 2003-07-18
CIK 883945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes [ ] No [X]

         The number of shares outstanding of the Registrant's Common Stock, par value $ .01, as of June 30, 2003 is 9,331,232.

                                      INDEX

                                 USA TRUCK, INC.

PART I. FINANCIAL INFORMATION

                                                                                                    Page
                                                                                                    ----
Item 1.       Financial Statements

                  Consolidated Balance Sheets - June 30, 2003 (unaudited)
                    and December 31, 2002                                                             3

                  Consolidated Statements of Operations (unaudited) - Three Months Ended
                    and Six Months Ended June 30, 2003 and 2002                                       4

                  Consolidated Statements of Cash Flows (unaudited) - Six Months Ended
                    June 30, 2003 and 2002                                                            5

                  Consolidated Statements of Stockholder's Equity (unaudited) - Six Months Ended
                    June 30, 2003                                                                     6

                  Notes to Consolidated Financial Statements (unaudited) - June 30, 2003              7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                           9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                             15

Item 4.       Controls and Procedures                                                                15

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                                    16

Item 6.       Exhibits and Reports on Form 8-K                                                       16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 USA TRUCK, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,        December 31,
                                                                                               2003             2002(1)
                                                                                          --------------    --------------
                                                                                            (unaudited)
                                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                             $    1,239,269    $    1,237,698
    Accounts receivable:
      Trade, less allowance for doubtful accounts  (2003 - $334,142; 2002 - $268,862)         33,084,629        26,630,317
      Other                                                                                      881,215           819,259
    Inventories                                                                                  547,847           478,567
    Deferred income taxes                                                                      2,686,877         2,326,263
    Prepaid expenses and other current assets                                                  3,493,559         3,894,984
                                                                                          --------------    --------------
         Total current assets                                                                 41,933,396        35,387,088

PROPERTY AND EQUIPMENT                                                                       223,790,018       227,241,609
ACCUMULATED DEPRECIATION AND AMORTIZATION                                                    (73,747,682)      (73,984,708)
                                                                                          --------------    --------------
                                                                                             150,042,336       153,256,901
OTHER ASSETS                                                                                     207,924           207,071
                                                                                          --------------    --------------
         Total assets                                                                     $  192,183,656    $  188,851,060
                                                                                          ==============    ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank drafts payable                                                                   $    1,881,577    $    1,609,832
    Trade accounts payable                                                                     3,963,137         3,274,787
    Current portion of insurance and claims accruals                                           6,953,356         6,662,503
    Other accrued expenses                                                                    10,974,693         7,572,727
    Current maturities of long-term debt                                                      12,843,475        19,143,501
                                                                                          --------------    --------------
         Total current liabilities                                                            36,616,238        38,263,350

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                       53,179,214        49,451,248
DEFERRED INCOME TAXES                                                                         24,614,878        24,189,413
INSURANCE AND CLAIMS ACCRUALS, LESS CURRENT PORTION                                            2,984,065         2,855,465

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value; 1,000,000 shares authorized:  none issued                        --                --
    Common Stock, $.01 par value; 16,000,000 shares authorized; issued 9,331,232 shares
      in 2003 and 9,324,908 shares in 2002                                                        93,312            93,249
    Additional paid-in capital                                                                11,448,155        11,409,738
    Retained earnings                                                                         63,328,684        62,623,933
    Less treasury stock, at cost (2003 - 2,436; 2002 - 6,255)                                    (13,762)          (35,336)
    Accumulated comprehensive income                                                             (67,128)               --
                                                                                          --------------    --------------
         Total stockholders' equity                                                           74,789,261        74,091,584
                                                                                          --------------    --------------
         Total liabilities and stockholders' equity                                       $  192,183,656    $  188,851,060
                                                                                          ==============    ==============

(1) The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                                 USA TRUCK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                            --------------------------------    --------------------------------
                                                 2003              2002              2003              2002
                                            --------------    --------------    --------------    --------------

REVENUE:
    Revenue, before fuel surcharge          $   72,265,273    $   68,924,995    $  137,979,387    $  130,570,440
    Fuel surcharge                               3,131,247         1,067,865         6,803,647         1,264,575
                                            --------------    --------------    --------------    --------------
      Total revenues                            75,396,520        69,992,860       144,783,034       131,835,015

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits       27,141,915        27,195,500        52,959,950        53,871,488
    Fuel and fuel taxes                         13,821,371        11,814,124        29,212,385        22,529,475
    Purchased transportation                     6,556,543         7,363,717        12,090,729        11,478,547
    Depreciation and amortization                7,498,621         6,798,107        14,948,671        13,420,889
    Operations and maintenance                   6,181,556         5,655,077        11,921,303        10,930,497
    Insurance and claims                         4,893,756         4,169,637        10,295,825         7,852,754
    Operating taxes and licenses                 1,177,163         1,098,147         2,207,945         2,118,256
    Communications and utilities                   746,611           690,494         1,423,524         1,387,417
    Other                                        3,402,227         2,513,453         6,292,839         4,584,580
                                            --------------    --------------    --------------    --------------
                                                71,419,763        67,298,256       141,353,171       128,173,903
                                            --------------    --------------    --------------    --------------
OPERATING INCOME                                 3,976,757         2,694,604         3,429,863         3,661,112
OTHER EXPENSES (INCOME):
    Interest expense                               598,523           754,361         1,288,327         1,583,890
    Gain on disposal of property
    and equipment                                 (376,976)          (15,969)         (381,193)          (10,328)
    Other, net                                      40,262           (63,156)           52,893           (53,725)
                                            --------------    --------------    --------------    --------------
                                                   261,809           675,236           960,027         1,519,837
                                            --------------    --------------    --------------    --------------
INCOME BEFORE INCOME TAXES                       3,714,948         2,019,368         2,469,836         2,141,275
INCOME TAX EXPENSE                               1,861,894         1,289,219         1,765,085         1,337,273
                                            --------------    --------------    --------------    --------------

NET INCOME                                  $    1,853,054    $      730,149    $      704,751    $      804,002
                                            ==============    ==============    ==============    ==============

PER SHARE INFORMATION:
    Average shares outstanding (Basic)           9,326,899         9,313,158         9,332,583         9,292,138
                                            ==============    ==============    ==============    ==============
    Basic net income per share              $         0.20    $         0.08    $         0.08    $         0.09
                                            ==============    ==============    ==============    ==============

    Average shares outstanding (Diluted)         9,351,853         9,363,262         9,344,222         9,342,242
                                            ==============    ==============    ==============    ==============
    Diluted net income per share            $         0.20    $         0.08    $         0.08    $         0.09
                                            ==============    ==============    ==============    ==============


                See notes to consolidated financial statements.

                                 USA TRUCK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                            ----------------------------
                                                                                2003            2002
                                                                            ------------    ------------

OPERATING ACTIVITIES:
  Net income                                                                $    704,751    $    804,002
  Adjustments to reconcile net income to net cash
  Provided by operating activities:
     Depreciation and amortization                                            14,948,671      13,420,889
     Provision for doubtful accounts                                             123,900          35,800
     Deferred income taxes                                                       107,588       1,369,288
     Gain on disposal of property and equipment                                 (381,193)        (10,328)
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (6,640,168)     (1,123,032)
         Inventories, prepaid expenses and other current assets                  332,145      (2,189,533)
         Bank drafts payable, trade accounts payable and accrued expenses      4,652,914       3,207,605
         Insurance and claims accruals - long-term                               128,600         (20,600)
                                                                            ------------    ------------
             Net cash provided by operating activities                        13,984,708      15,494,091

INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (9,235,954)     (6,173,213)
  Proceeds from disposal of property and equipment                             2,889,210         259,945
  (Increase) decrease in other assets                                               (853)            212
                                                                            ------------    ------------
             Net cash used by investing activities                            (6,355,097)     (5,913,056)

FINANCING ACTIVITIES:
  Borrowings under long-term debt                                             42,072,000      25,172,000
  Principal payments on long-term debt                                       (37,399,000)    (27,212,000)
  Principal payments on capitalized lease obligations                        (12,361,095)     (8,190,404)
  Proceeds from the exercise of stock options                                     29,927         239,935
  Proceeds from sale of treasury stock                                            30,128          39,202
                                                                            ------------    ------------
             Net cash used by financing activities                            (7,628,040)     (9,951,267)
                                                                            ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,571        (370,232)
Cash and cash equivalents:
     Beginning of period                                                       1,237,698       1,976,228
                                                                            ------------    ------------
     End of period                                                          $  1,239,269    $  1,605,996
                                                                            ============    ============

                See notes to consolidated financial statements.

                                 USA TRUCK, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)



                                        Common Stock                        Accumulated
                                   -----------------------    Additional       Other
                                                     Par       Paid-In     Comprehensive      Retained      Treasury
                                       Shares       Value      Capital          Loss          Earnings       Stock        Total
                                   ------------   --------   ------------  -------------    ------------   ---------   ------------

Balance at December 31, 2002.....     9,324,908   $ 93,249   $ 11,409,738   $          0    $ 62,623,933   $ (35,336)  $ 74,091,584

Interest rate swap, net of taxes
   of $42,737....................            --         --             --        (67,128)             --          --        (67,128)
Exercise of stock options........         6,324         63         29,864             --              --          --         29,927

Sale of 3,819 shares of Treasury
   to employee stock purchase
   plan..........................            --         --          8,553             --              --      21,574         30,127

Net income.......................            --         --             --             --         704,751          --        704,751
                                   ------------   --------   ------------   ------------    ------------   ---------   ------------

Balance at June 30, 2003.........     9,331,232   $ 93,312   $ 11,448,155   $    (67,128)   $ 63,328,684   $ (13,762)  $ 74,789,261
                                   ============   ========   ============   ============    ============   =========   ============

                                 USA TRUCK, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2003

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the "Company") for the year ended December 31, 2002.

NOTE B - COMMITMENTS

     As of June 30, 2003, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $54.9 million in 2003 and $16.1 million in 2004. As part of these commitments, the Company has remaining contracts for the purchase of 614 tractors and 406 trailers during 2003 and 209 tractors in 2004. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment if certain conditions are met.

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

NOTE C - CAPITAL STOCK TRANSACTIONS

     During the six-month period ended June 30, 2003, the Company did not repurchase any outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in October 2001. However, the Company sold 3,819 treasury shares, pursuant to the Company's Employee Stock Purchase Plan, to participants in such plan during the six-month period ended June 30, 2003.

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

     On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS 148 for interim financial statements containing consolidated financial statements are effective for interim periods beginning in 2003 (See "Note G - Stock Based Compensation"). The Company did not and does not intend to adopt the fair value method of accounting for stock-based compensation of SFAS 123 and accordingly SFAS 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

NOTE E - CONTINGENCIES

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. It maintains insurance covering liabilities in excess of certain self-insured retention levels for bodily injury and property damage claims. Though management believes these claims to be routine and immaterial to the long-term financial position of the Company, adverse results of one or more of these claims could have a material adverse effect on the quarterly financial position or results of operations of the Company.

NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company records derivative financial instruments in the balance sheet as either an asset or liability at fair value, with classification as current or long-term depending on the duration of the instrument.

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

     The Company designated this $10 million interest rate swap as a cash flow hedge of its exposure to variability in future cash flow resulting from the interest payments indexed to the "3-month" LIBOR. Changes in future cash flow from the interest rate swap will offset changes in interest rate payments on the first $10 million of the Company's current Senior Credit Facility (as defined under "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") or future "3-month" LIBOR based borrowings that reset on the second London Business Day prior to the start of the next interest period. The fair value of the swap agreement was a liability of June 30, 2003 was $0.1 million.

     The Company reported no gain or loss during the three or six months ended June 30, 2003 as a result of hedge ineffectiveness, other derivative instruments' gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement including termination of the swap agreement, swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $10 million may result in a reclassification of any gain or loss reported in other comprehensive income into earnings.

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

     Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS 123, the Company's pro forma net income would have been as follows:

                                            Three Months Ended            Six Months ended
                                                 June 30,                     June 30,
                                       ---------------------------   ---------------------------
                                           2003           2002           2003           2002
                                       ------------   ------------   ------------   ------------
Net income                             $  1,853,054   $    730,149   $    704,751   $    804,002
Pro forma expense                            18,105         26,733         36,165         53,431
Pro forma net income                   $  1,834,949   $    703,416   $    668,586   $    750,571
                                       ============   ============   ============   ============
Pro forma basic earnings per share     $       0.20   $       0.08   $       0.07   $       0.08
Pro forma diluted earnings per share   $       0.20   $       0.08   $       0.07   $       0.08


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                            ----------------------------    ----------------------------
                                                2003            2002            2003            2002
                                            ------------    ------------    ------------    ------------

REVENUE, BEFORE FUEL SURCHARGE                     100.0%          100.0%          100.0%          100.0%

OPERATING EXPENSES AND COSTS:
    Salaries, wages and employee benefits           37.6            39.5            38.4            41.3
    Fuel and fuel taxes (1)                         14.8            15.6            16.2            16.2
    Purchased transportation                         9.1            10.7             8.8             8.8
    Depreciation and amortization                   10.4             9.9            10.8            10.3
    Operations and maintenance                       8.6             8.2             8.6             8.4
    Insurance and claims                             6.8             6.0             7.5             6.0
    Operating taxes and licenses                     1.6             1.6             1.6             1.6
    Communications and utilities                     1.0             1.0             1.0             1.1
    Other                                            4.6             3.6             4.6             3.5
                                            ------------    ------------    ------------    ------------
                                                    94.5            96.1            97.5            97.2
                                            ------------    ------------    ------------    ------------
OPERATING INCOME                                     5.5             3.9             2.5             2.8
OTHER EXPENSES (INCOME):
    Interest expense                                 0.8             1.1             0.9             1.2
    Gain on disposal of property
    and equipment                                   (0.5)             --            (0.2)             --
    Other, net                                       0.1            (0.1)             --              --
                                            ------------    ------------    ------------    ------------
                                                     0.4             1.0             0.7             1.2
                                            ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                           5.1             2.9             1.8             1.6
INCOME TAX EXPENSE                                   2.5             1.9             1.3             1.0
                                            ------------    ------------    ------------    ------------

NET INCOME                                           2.6%            1.1%            0.5%            0.6%
                                            ============    ============    ============    ============

(1) Net of fuel surcharge

     By agreement with its customers, and consistent with industry practice, the Company adds a surcharge to its rates as diesel fuel prices increase above an industry-standard baseline price per gallon. The amount of this fuel surcharge increases as fuel costs increase above certain threshold prices. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Because fuel prices are volatile, management believes that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted picture of the Company's operating performance, particularly when comparing results for current and prior periods. Therefore, the fuel surcharge is excluded from revenue and, instead, taken as a credit against the fuel and fuel taxes line item in the above table. Management believes that this presentation is a more meaningful measure of the Company's operating performance than a presentation comparing operating costs and expenses to total revenue, including fuel surcharge.

     Management does not believe that a reconciliation of the information presented in the table above and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Revenue data, on both a total basis and excluding the fuel surcharge, is included in the Consolidated Statements of Operations (unaudited) included in this Form 10-Q.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

     Operating revenue, before fuel surcharge, increased 4.8% to $72.3 million in the second quarter of 2003 from $68.9 million for the same quarter of 2002. The Company believes this increase is due to a 3% increase in the average miles per tractor per week to 2,439 in the second quarter of 2003 from 2,367 in the same quarter of 2002, a 19.1% increase in third party logistics ("3PL") and brokerage revenues to $5.1 million in the second quarter of 2003 from $4.3 million for the same quarter of 2002 and an increase in revenue per mile. These effects were partially offset by a decrease in the number of workdays in the quarter.

     Average revenue per mile, before fuel surcharge, increased to $1.240 in the second quarter of 2003 from $1.208 in the same quarter of 2002 due to the above-mentioned increase in 3PL and brokerage revenues and an increase in the average rate per mile charged to customers. The number of shipments increased 9.2% to 70,644 in the second quarter of 2003 from 64,177 in the same quarter of 2002.

     The increase in the average miles per tractor per week, as described above, was a result of increased freight demand and a decrease in the percentage of unmanned tractors to 3.9% of the fleet in the second quarter of 2003 from 6.4% of the fleet in the same quarter of 2002. The decrease in the percentage of unmanned tractors was primarily the result of the number of drivers hired exceeding drivers lost through turnover. The empty mile factor increased to 9.24% of paid miles in the second quarter of 2003 from 9.17% of paid miles in the same quarter of 2002 primarily due to re-positioning of revenue equipment to match the inconsistent freight demand among the various geographic regions in the Company's operating area.

     Operating expenses and costs, as a percentage of revenue, before fuel surcharge, decreased to 94.5% in the second quarter of 2003 from 96.1% in the same quarter of 2002.

     The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, before fuel surcharge, was primarily the result of a reduction in the driver's pay rate per mile in December 2002, increases in 3PL and brokerage revenues, the above-mentioned increases in the average revenue per mile, before fuel surcharge, and a decrease in employee medical benefit expenses. These effects were partially offset by a decrease in the average number of owner-operators in the Company's fleet to 35 in the second quarter of 2003 from 95 in the second quarter of 2002, which increased the percentage of employee drivers comprising the fleet.

     The decrease in fuel and fuel taxes costs, as a percentage of revenue, before fuel surcharge, was due to a 7.2% decrease in the price paid for diesel fuel per gallon, net of fuel surcharge recovery, in the second quarter of 2003 compared to the same period a year ago, and to a lesser extent, the above-mentioned increases in 3PL and brokerage revenues. These effects were partially offset by the above-mentioned decrease in the Company's owner-operator fleet.

     Direct expenses associated with 3PL and brokerage revenues and owner-operator fees comprise purchased transportation expense. Owner-operators are independent contractors who provide their own tractors (including tractor maintenance), fuel and most insurance and drive for the Company on a contract basis for a fixed rate per mile that is higher than that paid to Company drivers, who are not directly responsible for these expenses. The decrease in purchased transportation costs, as a percentage of revenue, before fuel surcharge, was primarily due to the decrease in the Company's owner-operator fleet described above. This effect was partially offset by an increase in carrier expense. Carrier expense represents the fees paid to direct providers of transportation services engaged in the Company's 3PL and brokerage services.

     The increase in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was due to slightly higher depreciation expense on extended lived tractors (See "Note B--Commitments"), an increase in the Company's ratio of trailers to tractors and the above-mentioned decrease in average number of owner-operators. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues, increased tractor utilization and increased revenue per mile.

     The increase in insurance and claims was primarily due to an increase in adverse claims accruals, and, to a lesser extent, the increase in liability, cargo and workers' compensation insurance premiums in the second quarter of 2003 compared to the same quarter of 2002 and the above-mentioned decrease in the Company's owner-operator fleet. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues and a reduction in costs associated with collisions.

     The increase in other costs was due primarily to an increase in driver recruiting expense required to reduce the number of unmanned tractors as described above.

     As a result of the foregoing factors, operating income increased 47.6% to $4.0 million, or 5.5% of revenue, before fuel surcharge, in 2003 from $2.7 million or 3.9% of revenue, before fuel surcharge, in 2002.

     As a result of the above, income before income taxes increased 84.0% to $3.7 million, or 5.1% of revenue, before fuel surcharge, in 2003 from $2.0 million or 2.9% of revenue, before fuel surcharge, in 2002.

     The Company's effective tax rate decreased to 50.1% in the second quarter of 2003 compared to 63.8% in the same quarter of 2002. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure implemented by the Company during the second quarter of 2002. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

     As a result of the foregoing factors, net income increased 153.8% to $1.9 million in the second quarter of 2003 from $0.7 million in the same quarter of 2002. Diluted net income per share increased 150.0% to $0.20 for the second quarter of 2003 from $0.08 per share in the same quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Operating revenue, before fuel surcharge, increased 5.7% to $138.0 million in 2003 from $130.6 million in 2002. The Company believes this increase is due primarily to an increase of 3.1% in the average number of tractors operated to 1,897 (including 36 owner-operators) in 2003 from 1,839 (including 77 owner-operators) in 2002 and to a 38.0% increase in 3PL and brokerage revenues to $9.0 million in 2003 from $6.5 million for 2002.

     Average revenue per mile, before fuel surcharge, increased to $1.228 in 2003 from $1.186 in 2002 due to the above-mentioned increase in 3PL and brokerage revenues and an increase in average rate per mile charged to customers. The number of shipments increased 10.9% to 135,926 in 2003 from 122,548 in 2002. The empty mile factor decreased to 9.20% of paid miles in 2003 from 9.66% of paid miles in 2002. The decreased empty mile factor was primarily the result of improved freight demand in the Company's operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there are few available outbound loads.

     Operating expenses and costs, as a percentage of revenue, before fuel surcharge, increased to 97.5% in 2003 from 97.2% in 2002.

     The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, net of fuel surcharge, was primarily the result of the Company implementing a reduction in the driver's pay rate per mile in December 2002, increases in 3PL and brokerage revenues, the above-mentioned increases in the average revenue per mile, before fuel surcharge, and a decrease in employee medical benefit expenses. These effects were partially offset by a decrease in the average number of owner-operators in the Company's fleet to 36 in 2003 from 77 in 2002.

      The increase in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was due to slightly higher depreciation expense on extended lived tractors (See "Note B--Commitments"), an increase in the Company's ratio of trailers to tractors and the above-mentioned decrease in average number of owner-operators. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues and increased revenue per mile.

     The increase in insurance and claims was primarily due to an increase in adverse claims accruals, and, to a lesser extent, the increase in liability, cargo and workers' compensation insurance premiums in the six months ended June 30, 2003 compared to the same period of 2002 and the above-mentioned decrease in the Company's owner-operator fleet. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues and a reduction in costs associated with collisions.

     The increase in other costs was due primarily to an increase in recruiting expense to reduce the number of unmanned tractors as described above.

     As a result of the foregoing factors, operating income decreased 6.3% to $3.4 million, or 2.5% of revenue, before fuel surcharge, in 2003 from $3.7 million, or 2.8% of revenue, before fuel surcharge, in 2002.

     As a result of the above, income before income taxes increased 15.3% to $2.5 million, or 1.8% of revenue, before fuel surcharge, in 2003 from $2.1 million, or 1.6% of revenue, before fuel surcharge, in 2002.

     The Company's effective tax rate increased to 71.5% in 2003 compared to 62.5% in 2002. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure implemented by the Company during the second quarter of 2002. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

     As a result of the foregoing factors, net income decreased 12.3% to $0.7 million in 2003 from $0.8 million in 2002. Diluted net income per share decreased 11.1% to $0.08 per share for 2003 from $0.09 per share in 2002.

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

FUEL AVAILABILITY AND COST

     The motor carrier industry depends upon the availability of fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of the Company. Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. Typically, the Company is not able to fully recover increases in fuel prices through fuel surcharges. Fuel prices decreased during the second quarter of 2003. There can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

LIQUIDITY & CAPITAL RESOURCES

     On April 28, 2000, the Company signed a senior credit facility (the "Senior Credit Facility"), and amended the Senior Credit Facility on March 30, 2001 and June 17, 2003. The Senior Credit Facility, as amended, provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and U.S. Bank (formerly Firstar Bank, N.A.) are participants in the Senior Credit Facility. As of June 30, 2003, approximately $28.3 million was available under the Senior Credit

Facility. The Senior Credit Facility matures on April 28, 2005. At any time prior to April 28, 2005, subject to certain conditions, the balance outstanding on the Senior Credit Facility may be converted, at the Company's option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lender's prime rate, or federal funds rate plus a certain incremental percentage or LIBOR plus a certain incremental percentage, which is determined based on the Company's attainment of certain financial ratios. The effective interest rate on the Company's borrowings under the Senior Credit Facility for the quarter ended June 30, 2003 was 2.8%. A quarterly commitment fee is payable on the unused credit line at a rate determined based on the Company's attainment of certain financial ratios. As of June 30, 2003, the rate was 0.20%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment.

     The continued growth of the Company's business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Senior Credit Facility and capital lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and occasionally with borrowings under the Senior Credit Facility. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $14.0 million for the six-month period ended June 30, 2003 and $15.5 million for the six-month period ended June 30, 2002.

     As of June 30, 2003, the Company had capital lease obligations in the aggregate principal amount of approximately $36.3 million, with an average interest rate of 4.2% per annum. For 2003, the Company has capital lease commitments providing up to $37.0 million of available borrowings, at variable interest rates based on the three-year Treasury Note rate, LIBOR or lessor's cost of funds plus a pricing spread, which rates are fixed upon lease execution. During the second quarter of 2003, the Company borrowed $5.0 million under these lease commitments at an effective interest rate of 2.6%.

     As of June 30, 2003, the Company had debt obligations of approximately $65.9 million, including amounts borrowed under the Senior Credit Facility and lease commitments, of which approximately $12.8 million were current obligations. During the six-month period ended June 30, 2003, the Company made borrowings under the Senior Credit Facility and lease commitments of $42.1 million, while retiring $49.8 million in debt under these facilities. The borrowings had an average interest rate of approximately 3.1% while the retired debt had an average interest rate of approximately 3.8%.

     During the six-month period ended June 30, 2003, the Company made $14.5 million in capital expenditures including equipment purchases under capital lease arrangements as described above. $13.9 million of this amount was used for revenue equipment and the balance of $0.6 million was used for maintenance and office equipment, facility improvements and the purchase of a maintenance facility in Laredo, Texas by International Freight Services, Inc., a wholly owned subsidiary of USA Truck. During the remainder of 2003 and in 2004, the Company plans to make approximately $164.6 million in capital expenditures. At June 30, 2003, the Company was committed to spend $54.9 million and budgeted to spend an additional $0.4 million of this amount for revenue equipment in 2003, and the Company was committed to spend $16.1 million and budgeted to spend an additional $93.0 million of this amount for revenue equipment in 2004. The commitments to purchase revenue equipment are cancelable by the Company if certain conditions are met. The balance of the expected capital expenditures of $0.2 million will be used for maintenance and office equipment and facility improvements.

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

     On October 17, 2001, the Company's Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period ending October 16, 2004 dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. The Company may purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company's performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility. As of June 30, 2003, the Company had purchased no shares pursuant to this authorization.

         The following table represents the Company's outstanding contractual obligations at June 30, 2003, excluding letters of credit.

                                                         PAYMENTS DUE BY PERIOD
                                                              (IN THOUSANDS)
   CONTRACTUAL OBLIGATIONS          TOTAL          2003        2004 - 2005    2006 - 2007    THEREAFTER
-----------------------------   ------------   ------------   ------------   ------------   ------------
Long-Term Debt Obligations(1)   $     29,587   $         --   $     29,587   $         --   $         --
Capital Lease Obligations(2)          38,110          8,068         22,833          7,209             --
Operating Lease Obligations              225            107             85             33             --
Purchase Obligations(3)               70,997         54,900         16,097             --             --
                                ------------   ------------   ------------   ------------   ------------
   TOTAL                        $    138,919   $     63,075   $     68,602   $      7,242   $         --
                                ------------   ------------   ------------   ------------   ------------

(1) Long-Term Debt Obligations consist of the Company's Senior Credit Facility that matures on April 28, 2005 as described above.

(2) Capital Lease Obligations in this table include interest payments not included in the balance sheet.

(3)  Purchase Obligations are cancelable if certain criteria are met.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As reported in the notes to the financial statements and in the Liquidity and Capital Resources section of this Form 10-Q, the Company entered into the Senior Credit Facility with a multi-bank group on April 28, 2000 and amended the Senior Credit Facility on March 30, 2001 and June 17, 2003. The Senior Credit Facility agreement, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At June 30, 2003, the Company had $29.6 million outstanding pursuant to the Senior Credit Facility. In an effort to manage the risks associated with changing interest rates the Company entered into an interest rate swap effective March 27, 2003, on a notional amount of $10 million (See "Note F - Derivative Financial Instruments"). The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     All customers are required to pay for the Company's services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to the Company in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Item 4. Controls and Procedures

     As of the end of each fiscal quarter, an evaluation is performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                                    FORM 10-Q

                                 USA TRUCK, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders of the Company was held on May 7, 2003. At the meeting, the stockholders elected the people set forth in the table below to serve as directors for a term expiring at the 2006 Annual Meeting of
Stockholders:

                                                  Votes           Votes         Broker
                         Nominee                   For           Withheld      Non-Votes
              -------------------------       -------------   -------------  ------------
              Roland S. Boreham, Jr.            8,685,728         33,007          -0-
              Terry A. Elliott                  8,685,728         33,007          -0-
              Jerry D. Orler                    8,585,248        133,487          -0-

Item 6. Exhibits and Reports on FORM 8-K.

         (A)  Exhibits

              10.1 Second Amendment to Senior Credit Facility dated as of June 17, 2003 amending the Senior Credit Facility dated as of April 28, 2000

              11.1  Statement Re: Computation of Earnings Per Share

              31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (B)  Reports on Form 8-K

              The Company filed a report on Form 8-K on April 17, 2003 attaching as an exhibit the Company's press release dated that date announcing revenues and earnings for the first quarter of 2003, and reporting related information under Item 12, Results of Operations and Financial Condition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             USA TRUCK, INC.
                                             (Registrant)


Date:       July 18, 2003                         /s/  ROBERT M. POWELL
         -------------------                 ----------------------------------
                                             ROBERT M. POWELL
                                             Chairman and Chief
                                             Executive Officer

Date:       July 18, 2003                         /s/  JERRY D. ORLER
         -------------------                 ----------------------------------
                                             JERRY D. ORLER
                                             President

Date:       July 18, 2003                         /s/  CLIFTON R. BECKHAM
         -------------------                 ----------------------------------
                                             CLIFTON R. BECKHAM
                                             Vice President - Finance, Chief
                                             Financial Officer and Secretary

FORM 10-Q
                                INDEX TO EXHIBITS

                                 USA TRUCK, INC.


Exhibit
 Number                                       Exhibit
-------         --------------------------------------------------------------------
  10.1          Second Amendment to Senior Credit Facility dated as of June 17, 2003 amending the Senior Credit Facility dated as of April 28, 2000

  11.1          Statement Re: Computation of Earnings Per Share

  31.1          Certification of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

  31.2          Certification of Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

  32.1          Certification of Chief Executive Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

  32.2          Certification of Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002