Form 10-Q
period 2003-09-30
USA TRUCK INC
filed 2003-10-22
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to____________

Commission File Number 0-19858

USA Truck, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	71-0556971
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3200 Industrial Park Road	72956
Van Buren, Arkansas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (479) 471-2500

     Former name, former address and former fiscal year, if changed since last report: Not applicable.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes [    ] No [ X ]

     The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of September 30, 2003 is 9,331,232.

INDEX

USA TRUCK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

USA TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002[1]

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,835,134	$1,237,698
Accounts receivable:
Trade, less allowance for doubtful accounts (2003 – $319,246; 2002 – $268,862)	31,611,104	26,630,317
Other	2,831,936	819,259
Inventories	441,160	478,567
Deferred income taxes	2,471,823	2,326,263
Prepaid expenses and other current assets	3,017,741	3,894,984

Total current assets	42,208,898	35,387,088
Property and equipment	231,845,199	227,241,609
Accumulated depreciation and amortization	(76,113,026)	(73,984,708)

	155,732,173	153,256,901
Other assets	214,249	207,071

Total assets	$198,155,320	$188,851,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank drafts payable	$1,894,629	$1,609,832
Trade accounts payable	3,192,251	3,274,787
Current portion of insurance and claims accruals	7,254,935	6,662,503
Other accrued expenses	11,162,452	7,572,727
Current maturities of long-term debt	12,494,376	19,143,501

Total current liabilities	35,998,643	38,263,350
Long-term debt, less current maturities	58,018,808	49,451,248
Deferred income taxes	24,682,307	24,189,413
Insurance and claims accruals, less current portion	3,125,065	2,855,465
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized: none issued	—	—
Common Stock, $.01 par value; 16,000,000 shares authorized; issued 9,331,232 shares in 2003 and 9,324,908 shares in 2002	93,312	93,249
Additional paid-in capital	11,455,442	11,409,738
Retained earnings	64,838,825	62,623,933
Less treasury stock, at cost (2003 –888; 2002 – 6,255)	(5,017)	(35,336)
Accumulated other comprehensive loss	(52,065)	—

Total stockholders’ equity	76,330,497	74,091,584

Total liabilities and stockholders’ equity	$198,155,320	$188,851,060

1 The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Revenue, before fuel surcharge	$73,915,653	$70,651,305	$211,895,040	$201,221,745
Fuel surcharge	2,852,149	1,671,810	9,655,796	2,936,385

Total revenues	76,767,802	72,323,115	221,550,836	204,158,130
Operating expenses and costs:
Salaries, wages and employee benefits	26,747,365	27,138,295	79,707,315	81,009,783
Fuel and fuel taxes	14,287,842	12,569,554	43,500,227	35,099,029
Purchased transportation	6,442,726	7,409,328	18,533,455	18,887,875
Depreciation and amortization	7,766,142	7,067,364	22,714,813	20,488,253
Operations and maintenance	7,597,640	5,672,101	19,518,943	16,602,598
Insurance and claims	5,181,988	4,643,859	15,477,813	12,496,613
Operating taxes and licenses	1,163,181	1,131,138	3,371,126	3,249,394
Communications and utilities	827,559	722,965	2,251,083	2,110,382
Other	3,278,923	2,553,001	9,571,762	7,137,581

	73,293,366	68,907,605	214,646,537	197,081,508

Operating income	3,474,436	3,415,510	6,904,299	7,076,622
Other expenses (income):
Interest expense	590,592	781,540	1,878,919	2,365,430
Gain on disposal of property and equipment	(313,966)	(97,866)	(695,159)	(108,194)
Other, net	18,503	(21,593)	71,396	(75,318)

	295,129	662,081	1,255,156	2,181,918

Income before income taxes	3,179,307	2,753,429	5,649,143	4,894,704
Income tax expense	1,669,166	1,482,343	3,434,251	2,819,616

Net income	$1,510,141	$1,271,086	$2,214,892	$2,075,088

Per share information:
Average shares outstanding (Basic)	9,329,705	9,315,007	9,324,240	9,297,587

Basic net income per share	$0.16	$0.14	$0.24	$0.22

Average shares outstanding (Diluted)	9,363,508	9,359,062	9,353,619	9,341,642

Diluted net income per share	$0.16	$0.14	$0.24	$0.22

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities:
Net income	$2,214,892	$2,075,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,714,813	20,488,253
Provision for doubtful accounts	167,100	50,800
Deferred income taxes	380,482	1,359,445
Gain on disposal of property and equipment	(695,159)	(108,194)
Changes in operating assets and liabilities:
Accounts receivable	(7,160,564)	(2,226,063)
Inventories, prepaid expenses and other current assets	914,650	(1,244,647)
Bank drafts payable, trade accounts payable and accrued expenses	4,384,418	4,878,680
Insurance and claims accruals – long-term	269,600	186,100

Net cash provided by operating activities	23,190,232	25,459,462
Investing activities:
Purchases of property and equipment	(17,672,349)	(11,908,439)
Proceeds from disposal of property and equipment	6,655,572	1,115,583
Changes in other assets	(7,178)	(52,882)

Net cash used by investing activities	(11,023,955)	(10,845,738)
Financing activities:
Borrowings under long-term debt	58,008,000	43,069,000
Principal payments on long-term debt	(53,790,000)	(46,096,000)
Principal payments on capitalized lease obligations	(15,862,927)	(12,138,800)
Proceeds from the exercise of stock options	29,927	239,935
Proceeds from sale of treasury stock	46,159	58,417

Net cash used by financing activities	(11,568,841)	(14,867,448)

Increase (decrease) in cash and cash equivalents	597,436	(253,724)
Cash and cash equivalents:
Beginning of period	1,237,698	1,976,228

End of period	$1,835,134	$1,722,504

See notes to consolidated financial statements.

USA TRUCK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Accumulated
			Additional		Other
		Par	Paid-In	Retained	Comprehensive	Treasury
	Shares	Value	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2002	9,324,908	$93,249	$11,409,738	$62,623,933	$—	$(35,336)	$74,091,584
Exercise of stock options	6,324	63	29,864	—	—	—	29,927
Sale of 5,367 shares of treasury stock to employee stock purchase plan	—	—	15,840	—	—	30,319	46,159

Subtotal	9,331,232	93,312	11,455,442	62,623,933	—	(5,017)	74,167,670
Net income	—	—	—	2,214,892	—	—	2,214,892
Fair value of interest rate swap, net of taxes of $33,148	—	—	—	—	(52,065)	—	(52,065)

Total accumulated other comprehensive income							2,162,827
Balance at September 30, 2003	9,331,232	$93,312	$11,455,442	$64,838,825	$(52,065)	$(5,017)	$76,330,497

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2003

NOTE A – BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the “Company”) for the year ended December 31, 2002.

NOTE B – COMMITMENTS

     As of September 30, 2003, the Company had remaining commitments for purchases of revenue equipment in the aggregate amount of approximately $22.8 million in 2003 and $41.4 million in 2004. As part of these commitments, the Company has remaining contracts for the purchase of 256 tractors and 174 trailers during 2003 and 542 tractors in 2004. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment if certain conditions are met.

     The Company extended the use of those groups of tractors that would have traded in 2002 in a normal used tractor market and extended the depreciable lives and reduced the salvage value. These extended lives (60 months) and reduced salvage values (14 percent of original cost of equipment) yielded an increased depreciation charge to pre-tax earnings of approximately $0.4 million in 2002. Extending the use of tractors resulted in increased maintenance costs. The Company has instituted an aggressive trade schedule in 2003 and plans to institute an aggressive trade schedule in 2004 to reduce the average age of its tractor fleet and to resume trading most tractors within 42 months from the date of purchase as it did prior to 2002. As the average age of the tractor fleet decreases, the additional maintenance costs should decrease as well.

NOTE C – CAPITAL STOCK TRANSACTIONS

     During the nine-month period ended September 30, 2003, the Company did not repurchase any outstanding common stock on the open market pursuant to the repurchase program authorized by the Board of Directors in October 2001. However, the Company sold 5,367 treasury shares, pursuant to the Company’s Employee Stock Purchase Plan, to participants in such plan during the nine-month period ended September 30, 2003.

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

     In April of 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003 and did not have have an impact on the Company’s current financial statements and related disclosures.

     In May of 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and did not have an impact on the Company’s current financial statements and related disclosures.

     In March of 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”). FIN 46 of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The effective date of FIN 46 had been July 1, 2003. The Financial Accounting Standards Board postponed the effective date to December 31, 2003. The Company is evaluating the effects of FIN 46 but currently expects it will not have a significant impact on the Company’s financial statements and related disclosures.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have an impact on the Company’s financial statements and related disclosures.

NOTE E – CONTINGENCIES

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

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

     The Company records derivative financial instruments in the balance sheet as either an asset or liability at fair value, with classification as current or long-term depending on the duration of the instrument.

     Changes in the derivative instrument’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. For hedges which meet the criteria, the derivative instrument’s gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income rather than in current earnings.

     Effective March 27, 2003, the Company entered into an interest rate swap agreement on a notional amount of $10 million. Under this swap agreement, the Company pays a fixed rate of 1.99%, while receiving a floating rate equal to the “3-month” LIBOR as of the second London Business Day prior to each floating rate reset date. The floating rate is fixed for the three-month period following each reset date. The floating rate for the period from June 27, 2003 through September 28, 2003 was 1.00%. The floating rate for the period September 29, 2003 through December 29, 2003 is 1.14%. This interest rate swap agreement terminates on March 27, 2005.

     The Company designated this $10 million interest rate swap as a cash flow hedge of its exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. Changes in future cash flow from the interest rate swap will offset changes in interest rate payments on the first $10 million of the Company’s current Senior Credit Facility (as defined under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) or future “3-month” LIBOR- based borrowings that reset on the second London Business Day prior to the start of the next interest period. The fair value of the swap agreement was a liability on September 30, 2003 of $0.09 million.

     The Company reported no gain or loss during the three months ended September 30, 2003 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement including termination of the swap agreement, swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $10 million may result in a reclassification of any gain or loss reported in other comprehensive income into earnings.

     This interest rate swap agreement meets the specific hedge accounting criteria of SFAS 133. The effective portion of the cumulative gain or loss will be reported as a component of accumulated other comprehensive income or loss in shareholders’ equity and will be reclassified into current earnings by March 27, 2005, the termination date for this swap agreement.

     The measurement of hedge effectiveness is based upon a comparison of the floating-rate component of the swap and the hedged floating-rate cash flows on the underlying liability. This method is based upon the premise that only the floating-rate component of the swap provides the cash flow hedge, and any changes in the swap’s fair value attributable to the fixed-rate component is not relevant to the variability of the hedged interest payments on the floating-rate liability. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable component of the swap and the present value of the cumulative change in the expected future interest cash flows on the floating-rate liability.

NOTE G – STOCK BASED COMPENSATION

     Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.

     Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock options granted under the Company’s stock option plans. Had compensation cost for options granted under the Company’s two stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with the provisions of SFAS 123, the Company’s pro forma net income would have been as follows:

	Three Months Ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$1,510,141	$1,271,086	$2,214,892	$2,075,088
Pro forma expense	18,105	26,733	57,270	80,164

Pro forma net income	$1,492,036	$1,244,353	$2,157,622	$1,994,924

Pro forma basic earnings per share	$0.16	$0.13	$0.23	$0.21
Pro forma diluted earnings per share	$0.16	$0.13	$0.23	$0.21

NOTE H – RESTRICTED STOCK

     On August 22, 2003, the Company’s Board of Directors approved the adoption of the USA Truck, Inc. 2003 Restricted Stock Award Plan, under which the Company may issue up to 150,000 shares of common stock as awards of restricted stock to officers of the Company. Awards under the Plan vest over a period of not less than five years. Vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors. The shares of restricted stock are nontransferable prior to vesting. Shares issued as restricted stock awards under the Plan will consist solely of shares of common stock contributed to the Company by its Chief Executive Officer. No previously unissued shares will be issued under the Plan. Any shares not subject to outstanding awards when the Plan terminates, and any shares forfeited after the Plan terminates, will be returned to the Chief Executive Officer.

     Both the Plan and the awards made under the Plan are subject to approval by the Company’s shareholders at the 2004 annual meeting. If not approved, the Plan will terminate, the awards will be null and void and all shares of common stock contributed by the Chief Executive Officer for purposes of issuance under the Plan will be returned to him.

     On August 22, 2003, the Chief Executive Officer contributed 100,000 shares of his common stock to the Company for purposes of issuance under the Plan. On August 22, 2003, the Company issued an aggregate of 100,000 shares of common stock as restricted stock awards to certain officers of the Company. Each award will vest in five equal annual increments on March 1 of each year beginning in 2005 and ending in 2009, subject to the achievement by the Company of performance goals based on year-over-year increases in retained earnings. The shares of common stock subject to each increment of an award are subject to forfeiture if a recipient’s employment with the Company is terminated, or if the specified performance goal is not achieved, prior to the increment’s vesting date. An increment may vest with respect to one-half of the shares covered by that increment if 90% of the related performance goal is met. Any forfeited shares will be available for future awards under the Plan. Upon approval by the shareholders, the fair market value of the 100,000 shares of common stock subject to the awards will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. The amount of compensation expense will be adjusted on a quarterly basis based on changes in the market value of the Company’s common stock up to the date the shares vest. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. The award of 100,000 shares will be recorded by the Company, upon approval of the shareholders, as contributed paid-in capital and unearned compensation based on the fair market value of the Company’s stock at the date of shareholder approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue, before fuel surcharge	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	36.2	38.4	37.6	40.3
Fuel and fuel taxes (1)	15.5	15.4	16.0	16.0
Purchased transportation	8.7	10.5	8.7	9.4
Depreciation and amortization	10.5	10.0	10.7	10.2
Operations and maintenance	10.3	8.0	9.2	8.3
Insurance and claims	7.0	6.6	7.3	6.2
Operating taxes and licenses	1.6	1.6	1.6	1.6
Communications and utilities	1.1	1.0	1.1	1.0
Other	4.4	3.6	4.5	3.5

	95.3	95.2	96.7	96.5

Operating income	4.7	4.8	3.3	3.5
Other expenses (income):
Interest expense	0.8	1.1	0.9	1.2
Gain on disposal of property and equipment	(0.4)	(0.1)	(0.3)	(0.1)
Other, net	—	—	—	—

	0.4	0.9	0.6	1.1

Income before income taxes	4.3	3.9	2.7	2.4
Income tax expense	2.3	2.1	1.7	1.4

Net income	2.0%	1.8%	1.0%	1.0%

(1)  Net of fuel surcharge

     By agreement with its customers, and consistent with industry practice, the Company adds a surcharge to its rates as diesel fuel prices increase above an industry-standard baseline price per gallon. The amount of this fuel surcharge increases as fuel costs increase above certain threshold prices. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Because fuel prices are volatile, management believes that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted picture of the Company’s operating performance, particularly when comparing results for current and prior periods. Therefore, the fuel surcharge is excluded from revenue and, instead, taken as a credit against the fuel and fuel taxes line item in the above table. Management believes that this presentation is a more meaningful measure of the Company’s operating performance than a presentation comparing operating costs and expenses to total revenue, including fuel surcharge.

     Management does not believe that a reconciliation of the information presented in the table above and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Revenue data, on both a total basis and excluding the fuel surcharge, is included in the Consolidated Statements of Operations (unaudited) included in this Form 10-Q.

Results of Operations

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

     Operating revenue, before fuel surcharge, increased 4.6% to $73.9 million in the third quarter of 2003 from $70.7 million for the same quarter of 2002. The Company believes this increase is primarily due to a 3.9% increase in the average tractor count to 2,006 (including 39 owner-operators) in the third quarter of 2003 from 1,931 (including 88 owner-operators) in the same quarter of 2002, an increase in revenue per mile and, to a lesser extent, a 5.0% increase in third party logistics (“3PL”) and brokerage revenues to $5.0 million in the third quarter of 2003 from $4.8 million for the same quarter of 2002. These effects were partially offset by a 1.5% decrease in the average miles per tractor per week to 2,308 in the third quarter of 2003 from 2,343 in the same quarter of 2002.

     Average revenue per mile, before fuel surcharge, increased to $1.248 in the third quarter of 2003 from $1.220 in the same quarter of 2002 due to the above-mentioned increase in 3PL and brokerage revenues and an increase in the average rate per mile charged to customers. The number of shipments increased 9.7% to 71,971 in the third quarter of 2003 from 65,598 in the same quarter of 2002. The Company experienced a decrease in the percentage of unmanned tractors to 3.6% of the fleet in the third quarter of 2003 from 5.5% of the fleet in the same quarter of 2002. The decrease in the percentage of unmanned tractors was primarily the result of the number of drivers hired exceeding drivers lost through turnover.

     Operating expenses and costs, as a percentage of revenue, before fuel surcharge, increased to 95.3% in the third quarter of 2003 from 95.2% in the same quarter of 2002.

     The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, before fuel surcharge, was primarily the result of a reduction in the driver’s pay rate per mile in December 2002, the above-mentioned increases in the average revenue per mile, before fuel surcharge, a decrease in employee medical benefit expenses and, to a lesser extent, increases in 3PL and brokerage revenues. These effects were partially offset by a decrease in the average number of owner-operators in the Company’s fleet to 39 in the third quarter of 2003 from 88 in the same quarter of 2002, which increased the percentage of employee drivers comprising the fleet.

     Direct expenses associated with 3PL and brokerage revenues and owner-operator fees comprise purchased transportation expense. Owner-operators are independent contractors who provide their own tractors (including tractor maintenance), fuel and most insurance and drive for the Company on a contract basis for a fixed rate per mile that is higher than that paid to Company drivers, who are not directly responsible for these expenses. The decrease in purchased transportation costs, as a percentage of revenue, before fuel surcharge, was primarily due to the decrease in the Company’s owner-operator fleet described above.

     The increase in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was due to slightly higher depreciation expense on extended-lived tractors (See “Note B—Commitments”), an increase in the Company’s ratio of trailers to tractors, the above-mentioned decrease in the average number of owner-operators and decreased tractor utilization. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues and increased revenue per mile.

     The increase in operations and maintenance expense, as a percentage of revenue, before fuel surcharge, was primarily due to increased maintenance expense on extended-lived tractors (See “Note B—Commitments”) and, to a lesser extent, the above-mentioned decrease in the Company’s owner-operator fleet.

     The increase in insurance and claims expense, as a percentage of revenue, before fuel surcharge, was primarily due to an increase in costs associated with collisions involving Company equipment, but no adverse claimants. These effects were partially offset by reductions in costs associated with adverse third party and cargo claims and the above-mentioned increase in 3PL and brokerage revenues.

     The increase in other costs, as a percentage of revenue, before fuel surcharge, was primarily due to an increase in driver recruiting expense required to reduce the number of unmanned tractors as described above and to counter higher than normal driver turnover rates.

     As a result of the foregoing factors, operating income increased 1.7% to $3.5 million, or 4.7% of revenue, before fuel surcharge, in 2003 from $3.4 million, or 4.8% of revenue, before fuel surcharge, in 2002.

     As a result of the above, income before income taxes increased 15.5% to $3.2 million, or 4.3% of revenue, before fuel surcharge, in 2003 from $2.8 million, or 3.9% of revenue, before fuel surcharge, in 2002.

     The Company’s effective tax rate decreased to 52.5% in the third quarter of 2003 compared to 53.8% in the same quarter of 2002. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure implemented by the Company during the second quarter of 2002. Due to the partially nondeductible effect of per diem, the Company’s tax rate will fluctuate in future periods as earnings fluctuate and based on the number of drivers who elect to receive this pay structure.

     As a result of the foregoing factors, net income increased 18.8% to $1.5 million in the third quarter of 2003 from $1.3 million in the same quarter of 2002. Diluted net income per share increased 14.3% to $0.16 for the third quarter of 2003 from $0.14 in the same quarter of 2002.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Operating revenue, before fuel surcharge, increased 5.3% to $211.9 million in 2003 from $201.2 million in 2002. The Company believes this increase is due primarily to an increase of 3.4% in the average tractor count to 1,933 (including 37 owner-operators) in 2003 from 1,870 (including 81 owner-operators) in 2002, an increase in revenue per mile and a 24.0% increase in 3PL and brokerage revenues to $14.0 million in the third quarter of 2003 from $11.2 million for the same quarter of 2002. These effects were partially offset by a decrease in the number of workdays to 190 in 2003 from 191 in 2002.

     Average revenue per mile, before fuel surcharge, increased to $1.235 in 2003 from $1.197 in 2002 due to the above-mentioned increase in 3PL and brokerage revenues and an increase in the average rate per mile charged to customers. The number of shipments increased 10.5% to 207,897 in 2003 from 188,146 in 2002. The empty mile factor decreased to 9.10% of paid miles in 2003 from 9.41% of paid miles in 2002. The decreased empty mile factor was primarily the result of improved freight demand in the Company’s operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there are few available outbound loads. The Company experienced a decrease in the percentage of unmanned tractors to 3.9% of the fleet in 2003 from 5.6% of the fleet in 2002. The decrease in the percentage of unmanned tractors was primarily the result of the number of drivers hired exceeding drivers lost through turnover.

     Operating expenses and costs, as a percentage of revenue, before fuel surcharge, increased to 96.7% in 2003 from 96.5% in 2002.

     The decrease in salaries, wages and employee benefits costs, as a percentage of revenue, before fuel surcharge, was primarily the result of the Company implementing a reduction in the driver’s pay rate per mile in December 2002 and a per diem pay program for its drivers in April 2002, increases in 3PL and brokerage revenues, the above-mentioned increases in the average revenue per mile, before fuel surcharge, and a decrease in employee medical benefit expenses. These effects were partially offset by a decrease in the average number of owner-operators in the Company’s fleet to 37 in 2003 from 81 in 2002.

     The decrease in purchased transportation costs, as a percentage of revenue, before fuel surcharge, was primarily due to the decrease in the Company’s owner-operator fleet described above. This effect was partially offset by an increase in carrier expense. Carrier expense represents the fees paid to direct providers of transportation services engaged in the Company’s 3PL and brokerage services.

     The increase in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was due to slightly higher depreciation expense on extended-lived tractors (See “Note B—Commitments”), an increase in the Company’s ratio of trailers to tractors and the above-mentioned decrease in average number of owner-operators. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues and increased revenue per mile.

     The increase in operations and maintenance expense, as a percentage of revenue, before fuel surcharge, was primarily due to increased maintenance expense on extended-lived tractors (See “Note B—Commitments”) and, to a lesser extent, the above-mentioned decrease in the Company’s owner-operator fleet. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues.

     The increase in insurance and claims expense, as a percentage of revenue, before fuel surcharge, was primarily due to an increase in adverse claims accruals, and, to a lesser extent, the increase in liability, cargo and workers’ compensation insurance premiums in the nine months ended September 30, 2003 compared to the same period of 2002 and the above-mentioned decrease in the Company’s owner-operator fleet. These effects were partially offset by the above-mentioned increase in 3PL and brokerage revenues and a reduction in costs associated with collisions involving Company equipment, but no adverse claimants.

     The increase in other costs, as a percentage of revenue, before fuel surcharge, was primarily due to an increase in recruiting expense to reduce the number of unmanned tractors as described above.

     As a result of the foregoing factors, operating income decreased 2.4% to $6.9 million, or 3.3% of revenue, before fuel surcharge, in 2003 from $7.1 million, or 3.5% of revenue, before fuel surcharge, in 2002.

     As a result of the above, income before income taxes increased 15.4% to $5.6 million, or 2.7% of revenue, before fuel surcharge, in 2003 from $4.9 million, or 2.4% of revenue, before fuel surcharge, in 2002.

     The Company’s effective tax rate increased to 60.8% in 2003 compared to 57.6% in 2002. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure implemented by the Company during the third quarter of 2002. Due to the partially nondeductible effect of per diem, the Company’s tax rate will fluctuate in future periods as earnings fluctuate and based on the number of drivers who elect to receive this pay structure.

     As a result of the foregoing factors, net income increased 6.7% to $2.2 million in 2003 from $2.1 million in 2002. Diluted net income per share increased 9.1% to $0.24 for 2003 from $0.22 in 2002.

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

Liquidity & Capital Resources

     On April 28, 2000, the Company signed a senior credit facility (the “Senior Credit Facility”), and amended the Senior Credit Facility on March 30, 2001 and June 17, 2003. The Senior Credit Facility, as amended, provides a working capital line of credit of $60.0 million, including letters of credit not exceeding $5.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank and U.S. Bank (formerly Firstar Bank, N.A.) are participants in the Senior Credit Facility. As of September 30, 2003, approximately $29.5 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 28, 2005. At any time prior to April 28, 2005, subject to certain conditions, the balance outstanding on the Senior Credit Facility may be converted, at the Company’s option, to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lender’s prime rate, or federal funds rate plus a certain incremental percentage or LIBOR plus a certain incremental percentage, which is determined based on the Company’s attainment of certain financial ratios. The effective interest rate on the Company’s borrowings under the Senior Credit Facility for the quarter ended September 30, 2003 was 2.4%. A quarterly commitment fee is payable on the unused credit line at a rate determined based on the Company’s attainment of certain financial ratios. As of September 30, 2003, the rate was 0.20%. This credit facility is collateralized by accounts receivable and all otherwise unencumbered equipment that is titled in the bank’s name.

     The continued growth of the Company’s business has required significant investments in new equipment. The Company has financed revenue equipment purchases with cash flows from operations and through borrowings under the Senior Credit Facility and capital lease-purchase arrangements. The Company has historically met its working capital needs with cash flows from operations and occasionally with borrowings under the Senior Credit Facility. The Company uses the Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $23.2 million for the nine-month period ended September 30, 2003 and $25.5 million for the nine-month period ended September 30, 2002.

     As of September 30, 2003, the Company had capital lease obligations in the aggregate principal amount of approximately $41.3 million, with an average interest rate of 3.8% per annum. For 2003, the Company has capital lease commitments providing up to $37.0 million of available borrowings, at variable interest rates based on the three-year Treasury Note rate, LIBOR or lessor’s cost of funds plus a pricing spread, which rates are fixed upon lease execution. During the third quarter of 2003, the Company borrowed $8.5 million under these lease commitments at an effective interest rate of 2.6%.

     As of September 30, 2003, the Company had debt obligations of approximately $70.4 million, including amounts borrowed under the Senior Credit Facility and lease commitments, of which approximately $12.5 million were current obligations. During the nine-month period ended September 30, 2003, the Company made borrowings under the Senior Credit Facility and lease commitments of $71.5 million, while retiring $69.7 million in debt under these facilities. The borrowings had an average interest rate of approximately 2.8% while the retired debt had an average interest rate of approximately 3.5%.

     During the nine-month period ended September 30, 2003, the Company made $42.9 million in capital expenditures including equipment purchases under capital lease arrangements as described above, $42.0 million of which was used for revenue equipment and the balance of $0.9 million was used for maintenance and office equipment, facility improvements and investment in International Freight Services, Inc., a wholly owned subsidiary of USA Truck, which used the proceeds for the purchase of a maintenance facility in Laredo, Texas. During the remainder of 2003 and in 2004, the Company plans to make approximately $123.9 million in capital expenditures. At September 30, 2003, the Company was committed to spend $22.8 million and budgeted to spend an additional $0.2 million of this amount for revenue equipment in 2003, and the Company was committed to spend $41.4 million and budgeted to spend an additional $59.5 million of this amount for revenue equipment in 2004. The commitments to purchase revenue equipment are cancelable by either the Company or the vendor if certain conditions are met.

     The Company has typically relied upon the Senior Credit Facility, capital leases and cash flows from operations, together with the proceeds of sales or trades of used equipment, to fund its capital expenditures. The Company plans significant capital expenditures for the balance of 2003 and throughout 2004, primarily to modernize its aging revenue equipment fleet, which has become increasingly expensive to operate from a maintenance perspective. Its traditional sources of capital may not be sufficient to fund all the expenditures necessary to accomplish this goal. The Company is considering restructuring the Senior Credit Facility to meet its capital expenditure needs and may consider additional financing sources, possibly including public or private offerings of securities. There can be no assurance, however, that such sources will be sufficient to fund the Company’s operations and its fleet modernization and expansion plans during those periods, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company.

     Through the Senior Credit Facility the Company can elect to borrow at LIBOR rates, plus a pricing spread. Therefore, the Company’s forecasted future cash flow is exposed to interest rate risk related to variability in LIBOR rates. For this reason, the Company has hedged its exposure to the volatility in variable interest rates. The Company entered into an interest rate swap effective March 27, 2003, on a notional amount of $10 million (See “Note F – Derivative Financial Instruments”). The transaction entered into is intended to provide interest rate protection by creating an interest rate neutral position by specifically matching notional amounts, maturity dates and interest rate indices, and does not provide any additional borrowing capacity to the Company.

     On October 17, 2001, the Company’s Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock over a three-year period ending October 16, 2004 dependent upon market conditions. Common stock purchases under the authorization may be made from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President of the Company. The Company may purchase shares in the future if, in the view of management, the common stock is undervalued relative to the Company’s performance and prospects for continued growth. Any such purchases would be funded with cash flows from operations or the Senior Credit Facility. As of September 30, 2003, the Company had purchased no shares pursuant to this authorization.

     The following table represents the Company’s outstanding contractual obligations at September 30, 2003, excluding letters of credit.

	Payments Due By Period
	(in thousands)
Contractual Obligations	Total	2003	2004 – 2005	2006 – 2007	Thereafter

Long-Term Debt Obligations (1)	$29,132	$—	$29,132	$—	$—
Capital Lease Obligations (2)	45,015	4,655	35,867	4,493	—
Purchase Obligations (3)	64,199	22,809	41,390	—	—

Total	$138,346	$27,464	$106,389	$4,493	$—

(1)	Long-Term Debt Obligations consist of the Company’s Senior Credit Facility that matures on April 28, 2005 as described above.

(2)	Capital Lease Obligations in this table include interest payments not included in the balance sheet.

(3)	Purchase Obligations are cancelable if certain criteria are met.

Regulations

     The Federal Motor Carrier Safety Administration of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations governing the hours of service for drivers of commercial motor vehicles that carry freight. Truckload carriers will have to comply with the new rules beginning on January 4, 2004. In general, the new rules are intended to increase safety by giving drivers more opportunity to rest and obtain restorative sleep during each work cycle by, for example, increasing the minimum off duty time during each work cycle. Moreover, under the new rules, the maximum on duty period after which a driver may no longer drive has been shortened and may no longer be extended by time spent off duty (such as meal stops and other rest breaks) once the on duty period has begun. Therefore, delays during a driver’s on duty time (such as those caused by loading/unloading problems) may limit drivers’ available hours behind the wheel, particularly if such delays occur late in an on duty period. This, and other operational issues that the new rules may create, could increase the Company’s operating costs. The Company is continuing to evaluate the new rules to determine the effect they may have on the Company’s operations.

New Accounting Pronouncements

     See Note D to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any, on the Company.

Forward-Looking Statements

     This report contains forward-looking statements and information that are based on management’s current beliefs and expectations and assumptions made by it based upon information currently available. Forward-looking statements include statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, and may be identified by words such as “will”, “could”, “should”, “may”, “believe”, “expect”, “intend”, “plan”, “schedule”, “estimate”, “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within the Company’s control and that have a direct bearing on operating results are increases in diesel prices, adverse weather conditions and the impact of increased rate competition. The Company’s results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as the Company’s utilization rates are directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted the Company’s operating results and its ability to grow, and will continue to do so. Results for any specific period may also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     As reported in the notes to the financial statements and in the Liquidity and Capital Resources section of this Form 10-Q, the Company entered into the Senior Credit Facility with a multi-bank group on April 28, 2000 and amended the Senior Credit Facility on March 30, 2001 and June 17, 2003. The Senior Credit Facility agreement, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At September 30, 2003, the Company had $29.1 million outstanding pursuant to the Senior Credit Facility. In an effort to manage the risks associated with changing interest rates the Company entered into an interest rate swap effective March 27, 2003, on a notional amount of $10 million (See “Note F – Derivative Financial Instruments”). The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations, and cash flows should not be material.

     All customers are required to pay for the Company’s services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to the Company in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Item 4.	Controls and Procedures

     As of the end of each fiscal quarter, an evaluation is performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered in this report. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting subsequent to September 30, 2003.

FORM 10-Q

USA TRUCK, INC.

PART II	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds.

On August 22, 2003, the Company awarded an aggregate of 100,000 shares of its common stock, par value $.01 per share, as restricted stock to four executive officers under its 2003 Restricted Stock Award Plan, with each award covering 25,000 shares. These shares were awarded without payment by the recipients, and the awards therefore did not constitute “sales” of securities as defined in Section 2(a)(3) of the Securities Act of 1933. Alternatively, if such awards were deemed to be “sales,” such awards would be exempt from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act as transactions not involving any public offering.

Item 6.	Exhibits and Reports on Form 8-K.

(A)	Exhibits

10.1	2003 Restricted Stock Award Plan

10.2	Form of Restricted Stock Award Agreement evidencing awards under 2003 Restricted Stock Award Plan

11.1	Statement Re: Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K

The Company furnished to the SEC a report on Form 8-K on July 17, 2003 furnishing as an exhibit the Company’s press release dated that date announcing revenues and earnings for the second quarter of 2003, under Item 12, Results of Operations and Financial Condition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA Truck, Inc.

(Registrant)

Date: October 22, 2003	/s/ ROBERT M. POWELL Robert M. Powell
Chairman and Chief
Executive Officer

Date: October 22, 2003	/s/ JERRY D. ORLER Jerry D. Orler
President

Date: October 22, 2003	/s/ CLIFTON R. BECKHAM Clifton R. Beckham
Vice President - Finance, Chief
Financial Officer and Secretary

FORM 10-Q

INDEX TO EXHIBITS

USA TRUCK, INC.

Exhibit
Number	Exhibit

10.1	2003 Restricted Stock Award Plan

10.2	Form of Restricted Stock Award Agreement evidencing awards under 2003 Restricted Stock Award Plan

11.1	Statement Re: Computation of Earnings Per Share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002