Form 10-K
period 2003-12-31
USA TRUCK INC
filed 2004-02-27
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-19858

USA Truck, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	71-0556971
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3200 Industrial Park Road Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (479) 471-2500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was $42,266,133 (the characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of February 25, 2004 is 9,334,546.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders in connection with 2004 Annual Meeting	Part II, Item 5; Part III

USA TRUCK, INC.

PART I

Item 1.	BUSINESS

We are a dry van truckload carrier transporting general commodities throughout the continental United States and between locations in the United States and Quebec and Ontario, Canada. We also transport freight into Mexico by transferring our trailers to tractors operated by Mexican trucking companies, with which we have contracts, at our facility in Laredo, Texas. Overall, our operations within the United States produce more than 93% of our revenues. We transport freight over irregular routes, with a medium length of haul, which is generally defined as between 800 and 1,200 miles per trip. We have also recently begun offering regional service, with a length of haul of less than 500 miles. We provide these services both as a common carrier and under contracts that require us to dedicate equipment to a specific customer. We also provide services that do not involve transporting freight in our trucks, including third party logistics services and freight brokerage.

We transport many types of freight and have over 1,300 active customers. We focus on customers and markets that demand premium service where we can achieve premium rates and develop long-term, service-oriented relationships. In 2003, more than 96% of our operating revenues were derived from existing customers. We are a major carrier of freight for such industries as industrial machinery and equipment, rubber and plastics, retail stores, paper products, durable consumer goods, metals, electronics and chemicals.

We were incorporated in Delaware in September 1986 as a wholly-owned subsidiary of ABF Freight System, Inc. The company was purchased by management in December 1988, and we completed the initial public offering of our common stock in March 1992.

The Company’s principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and its telephone number is (479) 471-2500.

Our Internet address is http://www.usa-truck.com. You can review the filings USA Truck has made with the U.S. Securities and Exchange Commission (“SEC”), free of charge by linking directly from the investor relations section of our web site to EDGAR, a database maintained by the SEC. EDGAR is the Electronic Data Gathering, Analysis and Retrieval system where you can find our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Growth Strategy

We are committed to controlled, profitable growth. Since our initial public offering, we have grown our revenues, before fuel surcharge, from $63.0 million in 1992 to $286.1 million in 2003, an average compounded rate of 15%. With the exception of one acquisition in 1999, our growth has been internal. Since that acquisition we have slowed our rate of growth in the face of generally unfavorable economic conditions in the industry. Recently, however, we have implemented new initiatives designed to support future growth.

We are currently implementing an aggressive fleet modernization and expansion program. This program will reduce the average age of our tractors and trailers and expand capacity. We believe that a larger, more modern fleet will support our growth initiatives and will have a positive impact on our operations, including less frequent repairs and lower maintenance costs, improved customer service and higher driver retention. In 2003, we purchased 686 new tractors and 555 new trailers, and in 2004, we plan to acquire 1,014 new tractors and 1,590 new trailers. Our acquisitions and disposals resulted in net increases in 2003 of 169 tractors and 182 trailers. Our projected 2004 acquisitions and disposals will result in net increases of 220 tractors and 908 trailers.

We expect future growth to come from the following areas:

•	Growth with our existing customers and cultivation of new ones. Our active customer base is comprised of over 1,300 companies. It is our intent to become a “core carrier” for all significant customers and to expand our percentage coverage of these customers’ freight needs. We are also constantly cultivating new customers. In 2003, we added nearly 60 new names to our customer list including many high volume, fast-growing companies.

•	Growth of carefully selected service offerings. We offer a broad array of services to our customers designed to improve customer satisfaction. By diversifying our service offerings, we also reduce our exposure to changes in the economy and help limit our earnings volatility. Outside of our core, general freight business, we have been aggressively growing our dedicated freight, regional freight, third party logistics and brokerage services. These services are essential to provide our customers with “one-stop shopping,” which helps us obtain new customers and additional business from existing customers. We are committed to growing these service offerings to a significant portion of our total revenues. During 2003, revenues from dedicated and regional freight services increased 31% as compared to 2002 and comprised approximately 12% of our total revenues, before fuel surcharge. Third party logistics and brokerage revenues increased 9.1% during 2003 as compared to 2002 and comprised approximately 6% of our total revenues, before fuel surcharge.

•	Expanded cross-border service. We intend to continue to expand services throughout the NAFTA corridor, focusing on the growth of our Mexican business. We currently provide service between the continental United States and all points in Ontario and Quebec, Canada and all points in Mexico through the gateway city of Laredo, Texas. In 2003, our wholly-owned subsidiary, International Freight Services, Inc., purchased a facility in Laredo as a staging point for our trailers as they await carriage to or from the Mexican border. This investment in property was necessary because of the growth of our Mexican business, which represented approximately 5% of our total revenues in 2003.

•	Improved efficiencies in our revenue model. We are committed to earning premium rates that are commensurate with our superior service. To achieve the rates we desire, we utilize technology, leverage customer relationships and our premium service reputation and continually upgrade our freight mix by eliminating or re-pricing the least profitable trips. Tractor utilization is a key operating statistic in our industry. We believe that we can approach peak levels of utilization by employing technology to assist us in securing trips for and matching trips with tractors as they unload their previous trips. The ratio of empty miles to total miles traveled, commonly called the “empty mile factor,” is an important operating statistic in our industry. We strive to maintain an empty mile factor consistently below 10%, a factor that is affected by our ability to obtain backhaul shipments from locations near the delivery destination of a prior shipment. For 2003, our empty mile factor was 8.97%.

•	Carefully selected acquisitions. We frequently review acquisition candidates, but have completed only one acquisition in the past 11 years because of our reluctance to make any acquisition that might negatively impact our existing operations. We will, however, acquire a target if we believe that it is a good fit for our operations from a capacity standpoint, if it fills a strategic need such as dedicated or regional market penetration or if it is likely to contribute to our profitable growth.

Operating Strategy

We intend to improve our profitability by doing the following things:

•	Consistently providing superior service to shippers. Our principal competitive strength is our ability and commitment to consistently provide superior service. Although price is a primary concern to all shippers, many of our customers are high-volume shippers that require a flexible and dependable source of motor carrier service. These customers often have specific requirements, including pickup or delivery within narrow time windows or real-time information about shipment status. Our strategy is to provide a premium service to meet these needs and to charge compensating rates for that service. Key elements of our premium service include the following:

•	We are committed to consistent on-time performance in everything we do and achieve on-time pick-up and delivery more than 97% of the time.

•	We constantly reinvest in technology such as electronic data interchange arrangements with larger customers providing real-time shipment status information, two-way satellite-based messaging and position-locating equipment in all of our tractors, operational software packages designed to enhance service and economic efficiencies and an interactive website providing load tendering and tracing to customers.

•	We provide twenty-four hour a day, seven day a week dispatching and maintenance services.

•	We maintain trailer pools at strategic locations to minimize the time it takes to respond to a customer order. We also provide extra trailers to high-volume shippers for loading and unloading at their convenience.

•	We have very strict hiring and performance standards for our drivers and emphasize on-time service in our training.

•	Control costs through benchmarking. Our goal is to return to a low 90’s operating ratio, at which point we believe that we can effectively generate cash flow from our operations with minimal capital requirements from outside sources. To achieve that goal, we are committed to a thorough cost-control system using benchmarks. We compare our current performance with that of our own prior years as well as our best performing competitors. For 2003, our operating ratio was 96.5%. Our operating ratio is our percentage of operating expenses divided by operating revenues.

•	Adhere to strict revenue equipment maintenance and replacement cycles. We believe that late model, well-maintained revenue equipment is essential to profitability, customer service, a positive public image and driver satisfaction. We are returning to our policy of operating our tractors for 36 to 42 months and our trailers for 84 to 120 months before replacement. We believe that replacing equipment at those intervals yields the most economically feasible balance of maintenance costs and sale or trade values. In 2002 we extended the useful lives of our revenue equipment due to the depressed used equipment market, but have returned to our normal trade policy given the stabilization of the used equipment market and the increased cost of maintaining our older equipment. We perform preventive maintenance on our tractor and trailer fleets at regular intervals to enhance trade values and reduce long-term maintenance costs, customer service failures and driver dissatisfaction.

•	Continually investing in new technology. We continually invest in new and upgraded technology to provide the most efficient service possible to our customers. Our information services have been built around a large, on-site mainframe computer. We utilize a number of smaller computing platforms to operate software packages such as satellite communications, load matching and optical document storage. We also have an extensive local area network that connects our remote locations to our main office in real time. We believe our custom-developed software applications provide us flexibility that gives us a competitive advantage in the truckload industry. Our communication and data processing systems also decrease our response times by improving the ability of our operations personnel to balance equipment availability throughout our market area, efficiently match shipments with available equipment and decrease dispatching time by quickly contacting drivers.

•	Developing our management team. We are committed to developing a management team capable of leading our company well into the future. Our executive staff possesses a healthy and deliberate mixture of youthful energy and deep industry experience. We have invested time and resources to cultivate young talent within the organization and believe that we have a management team in place to guide the business for the long term. We also have a very capable middle management team of key managers that is the proving ground for the next executive generation.

Marketing and Sales

We focus our marketing efforts on customers with premium service requirements and heavy shipping needs within our primary operating areas. This permits us to concentrate available equipment strategically so that we can be more responsive to customer needs.

Our marketing department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. We typically establish rates through individual negotiations with customers. For our dedicated freight and private fleet conversion services, rates are fixed under contracts tailored to the specific needs of shippers. A high percentage of our business is from repeat customers. In 2003, more than 96% of our operating revenues were derived from customers that were customers prior to 2002.

In 2003, our direct customers provided 72.6% of our total revenue, and 27.4% of our total revenue came through transportation service companies acting as intermediaries for shippers. No single customer represents more than 10% of the total revenue that we derive from direct customers.

Although we prefer direct relationships with shippers, we recognize that obtaining shipments through other providers of logistics services is a significant marketing opportunity. Securing freight through a third party enables us to provide services for high-volume shippers to which we might not otherwise have access as many of them require their carriers to conduct business with their designated third party.

Customers are required to have credit approval before dispatch. We bill customers at or shortly after delivery and, for the last three years, receivables collection has averaged approximately 33 days from the billing date.

We have recently made our load coordinator group part of our marketing department. Load coordinators are responsible for efficiently matching available equipment with customer shipments, and they serve as the contact with customers’ receiving and shipping personnel. Load coordinators also have primary responsibility for minimizing empty miles and they work closely with other marketing department personnel to increase equipment utilization. The load coordinators were previously part of our operations department.

Operations

We conduct most of our freight transport operations east of the Rocky Mountains. We are not required to have intrastate authority in most states because, with the exception of our regional operations, most of our routes take us across state lines. Our freight transport business consists primarily of medium-haul shipments, more than 800 but less than 1,200 miles. Our average length of haul was 851 miles in 2003, 859 miles in 2002 and 852 miles in 2001. We have also recently begun providing regional services, with an average length of haul of less than 500 miles. The regional operations are intended to improve our ability to hire and retain drivers and to enable us to obtain additional business in our existing markets.

The average distance traveled between loads as a percentage of total paid miles traveled, commonly referred to as the empty mile factor, is a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. Our commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if we delayed the pickup until a tractor became available in the area. Our empty mile factor was 8.97% for 2003 and 9.24% for 2002.

Our operations department consists primarily of our fleet managers. Fleet managers supervise fleets of approximately 60 tractors each and are our primary contact with drivers. They monitor the location of equipment and direct its movement in the most efficient and safe manner practicable. The operations department focuses on achieving continual improvement in the areas of customer service, safety, equipment utilization and driver retention.

Drivers and Other Personnel

Driver recruitment and retention are vital to success in our industry. Recruiting drivers is challenging because our standards are high and because enrollment in driving schools has been declining. Retention is difficult because of wage and job fulfillment considerations. Driver turnover, especially in the early months of employment, is a significant problem, and the competition for qualified drivers is intense. Although we have had significant driver turnover during certain periods in the past, we have been able to attract and retain a sufficient number of qualified drivers to support our operations. To attract and retain drivers we must continue to provide safe, attractive and comfortable equipment, direct access to management and competitive wages and benefits designed to encourage longer-term employment.

Drivers’ pay is calculated primarily on the basis of miles driven and increases with tenure. In 2003, our drivers averaged 478 paid miles per workday. Our current pay scale is competitive with industry peers.

One of the steps we have taken to control compensation expense is the implementation of a per diem driver pay program. Per diem pay is designed to approximately reimburse drivers for meals and other incidental expenses incurred while away from home overnight on business, and is typically paid in lieu of an approximately equivalent portion of salary. Although the deductibility of per diem payments is limited, there are certain tax benefits to drivers that allow us to decrease overall wages per mile for those drivers who elect to receive the per diem payments. We implemented a per diem pay program in the second quarter of 2002, and gave our drivers the option to elect whether or not to receive a portion of their compensation in the form of per diem payments. As of December 31, 2003, approximately 64% of our drivers had elected to receive per diem payments.

On December 31, 2003, we had 2,776 employees, including 2,120 drivers, 82 operations personnel, 75 marketing and sales personnel, 252 maintenance personnel, 20 safety personnel, 187 finance and administration personnel, and 40 management personnel. None of our employees is represented by a collective bargaining unit. In the opinion of management, our relationship with our employees is satisfactory.

Safety

We have designed our safety program to minimize accidents and to enforce governmental safety regulations. We control the maximum speed of our tractors with electronic governing equipment, and all of our tractors are equipped with anti-lock braking systems.

The evaluation of safety records is one of several criteria that we use to hire driver employees. Safe equipment handling techniques are an important part of new driver training. We also conduct pre-employment, random and post-accident drug testing in accordance with Department of Transportation regulations.

In addition to our management team’s overall commitment to safety and compliance, we have implemented many programs designed to manage fleet safety including, but not limited to:

•	frequent presentations by members of our safety department to drivers at all of our facilities;

•	a point system to evaluate individual driver safety and to determine the need for further training and eligibility for continued employment;

•	a company-wide communication network to facilitate rapid response to safety failures; and

•	a driver counseling and retraining system.

Revenue Equipment and Maintenance

Our current policy is to replace most tractors within 36 to 42 months from the date of purchase, which permits us to maintain substantial warranty coverage throughout the period of ownership. However, during 2002 we delayed replacing tractors beyond 42 months due to a depressed used equipment market. See “Business—Revenue Equipment Acquisition Program.” We replace tractors and trailers based on various factors, including the used equipment market, prevailing interest rates, technological improvements, fuel efficiency and durability.

The following table shows the number of units and age of revenue equipment that we owned or operated under capital leases, as of the indicated dates:

	Year ended December 31,
	2003	2002	2001
Tractors
Acquired	686	221	516
Disposed	517	76	532
End of period total	2,036	1,867	1,722
Average age at end of period (in months)	25	30	22
Trailers
Acquired	555	717	309
Disposed	373	74	73
End of period total	4,461	4,279	3,636
Average age at end of period (in months)	54	52	51

To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, we buy tractors and trailers manufactured to our specifications. In deciding which equipment to buy, we consider a number of factors, including safety, fuel economy, expected resale value and driver comfort. We have a strict preventive maintenance program designed to minimize equipment downtime and to enhance trade-in value.

Our trailer to tractor ratio, including owner-operator tractors and leased tractors and trailers, was 2.20-to-1 at December 31, 2003. We believe that this ratio will be sufficient for our anticipated 2004 operations, in that it promotes efficiency and provides the flexibility needed to serve customer needs.

During 2002 and 2003, we financed revenue equipment purchases through our senior credit facility, capital lease-purchase arrangements, the proceeds from sales or trades of used equipment and cash flows from operations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and

Capital Resources.” All of our revenue equipment is pledged to secure our obligations under financing arrangements.

In addition to company-owned tractors, we contract with owner-operators for the use of their tractors and drivers in our operations. At December 31, 2003, 42 owner-operator tractors were under contract with us. The size of our owner-operator fleet varies from time to time as market conditions require. It is unlikely that the size of our owner-operator fleet in proportion to our company-owned fleet will increase significantly during 2004.

Revenue Equipment Acquisition Program

We pursue equipment trade intervals that economically balance our maintenance costs and expected trade values. Accordingly, due to a depressed used equipment market, we extended the useful lives and reduced the salvage values on those groups of tractors that we would have traded in 2002 under normal used tractor market conditions. These extended lives (60 months) and reduced salvage values (14% of original cost of equipment) yielded an increased depreciation charge to pre-tax earnings in 2002 of approximately $400,000. Extending the lives of tractors resulted in increased maintenance costs in 2002 and 2003. We instituted an aggressive trade schedule in 2003 and have instituted an aggressive trade schedule in 2004 to reduce the average age of our tractor fleet and to resume trading most tractors within 42 months from the date of purchase, as we did prior to 2002. As the average age of the tractor fleet decreases, maintenance costs should decrease as well.

During 2003, we acquired 686 new tractors and 555 new trailers. These acquisitions, and the disposals during the year, resulted in net increases of 169 tractors and 182 trailers. During 2004, we plan to acquire 1,014 new tractors and 1,590 new trailers. These acquisitions and the disposals planned during that year should result in net increases of 220 tractors and 908 trailers.

In April 2003, we took delivery of our first tractors with the new exhaust gas recirculation engines required by the Environmental Protection Agency. Compliance with these regulations has increased the cost of our new tractors and could substantially reduce equipment productivity and reliability, lower fuel mileage and increase our operating expenses. Manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by these regulations. These adverse effects could increase our costs or otherwise negatively affect our business or operations.

Technology

We maintain a state-of-the-art data center through the efforts of more than 20 computer professionals. We currently use several different computing platforms ranging from personal computers to an IBM mainframe system. We have developed the majority of our software applications internally, including payroll, billing, dispatching, accounting and maintenance programs. We believe that the familiarity and proficiency with the systems that have resulted from these development efforts give us the ability to meet the ever-changing needs of our customers quickly and efficiently. Our computer systems are monitored 24 hours a day by experienced computer operators. This monitoring system has allowed us to provide 99.9% system availability to our users.

The technology that we use in our business enhances the efficiency of all aspects of our operations and enables us to deliver consistently superior service to our customers. This technology includes a Qualcomm satellite-based equipment tracking and driver communication system, which allows us to closely monitor the location of all of our equipment and to communicate with our drivers in real time. This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our assessorial charges. We have also implemented sophisticated software programs, such as load optimization software, which is designed to match available equipment with shipments in a way that best satisfies a number of criteria, including empty miles, the driver’s available hours of service and home-time needs. We also use licensed software that assists us in planning for transfers of loaded trailers between our tractors, allowing us to further enhance efficient allocation of our equipment, improve customer service and take full advantage of our drivers’ available hours of service. This software also improves our ability to get drivers home on a more regular basis. Our other licensed software programs include a sophisticated route-planning software program. We also employ a variety of computing hardware and an assortment of other software programs, many of which were developed internally, that provide management the tools necessary to make fact-based business decisions, salespersons the sales tools necessary to make successful presentations to customers and managers the tools necessary to control costs.

Insurance and Claims

The primary risks for which we obtain insurance are cargo loss and damage, personal injury, property damage and workers’ compensation claims. We self-insure for a portion of claims exposure in each of these areas. We are not currently insured for terrorist acts because we believe the potential risk does not justify the cost of the available coverage. We reevaluate all our coverage decisions on an annual basis.

Beginning October 1, 2003, our self-insurance retention levels were $750,000 for workers’ compensation claims per occurrence and $100,000 for cargo loss and damage claims per occurrence. For bodily injury and property damage claims, our self-insurance retention level on that date was $1.5 million per occurrence. We are also responsible for the first $500,000 of damages, in the aggregate, above our self-insured retention levels for bodily injury and property damage claims. We are completely self-insured for physical damage to our tractors and trailers, except that we carry catastrophic physical damage coverage to protect against natural disasters. For medical benefits, we self-insure up to $250,000 per claim per year with an aggregate claim exposure limit determined by our year-to-date claims experience and our number of covered lives. We maintain insurance above the amounts for which we self-insure, to certain limits, with licensed insurance carriers. We have excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements, and we believe this coverage is sufficient to protect us against catastrophic loss. Insurance carriers have recently raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Industry and Competition

The trucking industry includes both private fleets and “for hire” carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods. For hire carriers include both truckload and less-than-truckload operations. Truckload carriers dedicate an entire trailer to one customer from origin to destination. Less-than-truckload carriers pick up multiple shipments from multiple shippers on a single truck and then route the goods through terminals or service centers, where freight may be transferred to other trucks with similar destinations for delivery. Truckload carriers typically transport shipments weighing more than 10,000 pounds while less-than-truckload carriers typically transport shipments weighing less than 10,000 pounds.

We operate primarily in the highly fragmented for hire truckload segment of the market which, according to the American Trucking Association, accounted for an estimated $277 billion in 2002. The for hire segment is highly competitive and includes thousands of carriers, none of which dominates the market. It is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year. Measured by annual revenue, the ten largest dry van truckload carriers accounted for approximately $12 billion, or approximately 5%, of the for hire market in 2002. The industry continues to undergo consolidation. In addition, the recent challenging economic times have caused the failure of many trucking companies and made entry into the industry more difficult.

We compete primarily with other truckload carriers, shipper-owned fleets and, to a lesser extent, with railroads and less-than-truckload carriers. A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than we do. We also compete with truckload and less-than-truckload carriers for qualified drivers.

The principal means of competition in the truckload segment of the industry are service and price, with rate discounting being particularly intense during economic downturns. Although we compete primarily on the basis of service rather than rates, rate discounting continues to be a factor in obtaining and retaining business. Furthermore, a depressed economy tends to increase both price and service competition from alternative modes such as less-than-truckload carriers and railroads. We believe that successful truckload carriers are likely to grow primarily by acquiring greater market share and, to a lesser extent, through an increase in the size of the market.

Regulation

USA Truck is a motor carrier regulated by the U.S. Department of Transportation and other federal and state agencies. Our business activities in the United States are subject to broad federal, state and local laws and regulations beyond those applicable to most business activities. These regulated business activities include, among other things, service area, routes traveled, equipment specifications, commodities transported, rates and charges, accounting systems, financial reporting and insurance coverages. Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and provincial laws and regulations.

Motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation, governing interstate operation and by Canadian provincial authorities. Matters such as weight and equipment dimensions are also subject to federal, state and provincial regulations.

The Federal Motor Carrier Safety Administration of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations governing the hours of service for drivers of commercial motor vehicles that carry freight. Truckload carriers were required to comply with the new rules beginning on January 4, 2004. In general, the new rules are intended to increase safety by giving drivers more opportunity to rest and obtain restorative sleep during each work cycle by, for example, increasing the minimum off duty time during each work cycle. Moreover, under the new rules, the maximum on duty period after which a driver may no longer drive has been shortened and may no longer be extended by time spent off duty (such as meal stops and other rest breaks) once the on duty period has begun. Therefore, delays during a driver’s on duty time (such as those caused by loading/unloading problems) may limit drivers’ available hours behind the wheel, particularly if such delays occur late in an on duty period. This, and other operational issues that the new rules may create, could increase our operating costs. We are continuing to evaluate the new rules to determine the effect they may have on our operations.

In April 2003, we took delivery of our first tractors with new exhaust gas recirculation (EGR) engines. These new engines are the product of lower emission standards established by the Environmental Protection Agency and are required on all class eight diesel engines produced in the United States effective October 1, 2002. The engine technology is designed to emit cleaner emissions by recirculating exhaust gasses back through the engine instead of directly into the atmosphere. The reliability, fuel efficiency and maintenance costs of the new engines are relatively unknown because the engines have been re-engineered, have more complex components and burn at hotter temperatures.

We are subject to federal, state, provincial and local environmental laws and regulations. We believe that we are in substantial compliance with such laws and regulations and that costs of such compliance will not have a material adverse effect on our competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures.

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our utilization rates are directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims.

All forward-looking statements attributable to us, or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other filings with the Securities and Exchange Commission.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a material adverse effect on our operating results.

The factors that have negatively affected us, and may do so in the future, include volatile fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, higher interest rates, higher license and registration fees, increases in insurance premiums, higher self-insurance levels, increases in accidents and adverse claims, and difficulty in attracting and retaining qualified drivers and independent contractors.

We are also affected by recessionary economic cycles and downturns in customers’ business cycles. Economic conditions may adversely affect our customers and their ability to pay for our services. It is not possible to predict the effects of armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations.

We operate in a highly competitive and fragmented industry, and our business may suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our ability to compete with other carriers.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include:

•	We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment or greater capital resources than we do, or other competitive advantages.

•	Some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain significant growth in our business.

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.

•	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size with whom we may have difficulty competing.

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

•	Competition from Internet-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

•	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We depend heavily on the availability of fuel, and fuel shortages or increases in fuel costs or fuel taxes could have a material adverse effect on our operating results.

Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We do not have any long-term fuel purchase contracts, and we have not entered into any other hedging arrangements, that protect us against fuel price increases. Volatile fuel prices and potential increases in fuel taxes will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. These costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

Increased prices for new revenue equipment and decreases in the value of used revenue equipment may continue to adversely affect our earnings and cash flows.

In the past, we acquired new tractors and trailers at favorable prices and traded or disposed of them at prices significantly higher than today’s market values. In 2002, there was a large supply of used tractors and trailers on the market, which has depressed the market value of used equipment to levels significantly below the values we historically received. For this reason, we did not trade any used equipment during 2002, which caused a significant increase in the average age of our tractors. This extended the use of the current fleet and contributed to a significant increase in maintenance costs, negatively affected our utilization and yielded an increased depreciation charge to pre-tax earnings in 2002 of approximately $400,000. Although the condition of the used equipment market has improved somewhat, prices for used tractors and trailers are still significantly below historical levels. In addition, manufacturers have recently raised the prices of new equipment significantly. If we continue to be unable to obtain favorable prices for our used equipment, or if the cost of new equipment continues to increase, we will increase our depreciation expense or recognize less gain (or a loss) on the disposition of our tractors and trailers. This has and may continue to adversely affect our earnings and cash flows.

Ongoing insurance and claims expenses could significantly reduce our earnings.

We currently self-insure for a portion of our claims exposure for amounts up to the first $1.5 million for each bodily injury or property damage claim, $750,000 for each workers’ compensation claim and $100,000 for each cargo claim. We are also responsible for the first $500,000 in the aggregate for bodily injury or property damage claims above our self-insured amounts. We maintain insurance for liabilities above the amounts for which we self-insure, to certain limits. We completely self-insure for collision damage to our own equipment. During 2002 and 2003, we experienced significant increases in costs associated with adverse claims. If the number or severity of claims does not return to historical levels or increases, our operating results will be adversely affected. In addition, the timing of the incurrence of these costs may significantly impact our operating results for a particular quarter, as compared to the comparable quarter in the prior year.

After several years of aggressive pricing, insurance carriers have begun to raise premiums for many trucking companies. We experienced an increase of $500,000 in insurance premiums in 2003 and could experience an additional increase in our insurance costs after our current coverage expires in October 2004. If our insurance or claims expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

Difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

Periodically, the transportation industry experiences increased difficulty in attracting and retaining qualified drivers, including independent contractors, resulting in intense competition for drivers. If we are unable to continue to attract and retain drivers and contract with independent contractors, we could incur higher driver recruiting and compensation expenses or be required to let trucks sit idle, which could adversely affect our growth and profitability.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations.

The trucking industry is very capital intensive. If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into financing arrangements or operate our revenue equipment for longer periods, any of which could have a material adverse affect on our profitability.

We depend on the proper functioning and availability of our information systems.

We depend on the proper functioning and availability of our communications and data processing systems in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have a catastrophic disaster recovery plan or a fully redundant backup system to protect against a loss of the data on any of our computer systems. If any of our critical information systems fail or become otherwise unavailable, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably and to bill for services accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. Any system failure, security breach or other damage could interrupt or delay our operations, damage our reputation and cause us to lose customers.

New regulations regarding drivers’ hours of service could materially and adversely affect our operating efficiency and increase costs.

The Federal Motor Carrier Safety Administration of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations governing hours of service for drivers of commercial motor vehicles that carry freight. Truckload carriers were required to comply with the new rules beginning on January 4, 2004. In general, the new rules are intended to increase safety by giving drivers more opportunity to rest and sleep during each work cycle by, for example, increasing the minimum off-duty time during each work cycle. Moreover, under the new rules, the maximum on-duty period after which a driver may no longer drive has been shortened and may no longer be extended by time spent off duty (such as meal stops and other rest breaks) once the on-duty period has begun. Therefore, delays during a driver’s on-duty time (such as those caused by loading and unloading) may limit the driver’s available hours behind the wheel. Shippers may be unable or unwilling to assist us in managing our drivers’ on-duty time or to pay higher rates to compensate for our costs of complying with these regulations. This, and other operational issues that the new rules may create, could increase our operating costs.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expenses.

The Environmental Protection Agency recently adopted new emissions control regulations, which require progressive reductions through 2007 in exhaust emissions from diesel engines manufactured on or after October 1, 2002. Compliance with these regulations has increased the cost of our new tractors and could substantially reduce equipment productivity and reliability, lower fuel mileage and increase our operating expenses. Manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by these regulations. These adverse effects could increase our costs or otherwise negatively affect our business or operations.

We depend on our major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For 2003, our top five customers accounted for approximately 24% of our revenue, our top 10 customers accounted for approximately 39% of our revenue and our largest customer accounted for approximately 6% of our revenue. Generally, we do not have long-term contracts with our major customers and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

Seasonality and the impact of weather can affect our profitability.

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs.

If we are unable to retain our key executives, our business, financial condition and results of operations could be harmed.

We are dependent upon the services of Robert M. Powell, our chief executive officer, and Jerry D. Orler, our president. We do not maintain key-man life insurance on either of these executives. The loss of their services could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The U.S. Department of Transportation and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, insurance requirements and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours in service and ergonomics. Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and provincial laws and regulations. Compliance with such regulations could substantially reduce equipment productivity and increase our operating expenses. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the Department of Transportation, including those relating to drug and alcohol testing and hours-of-service. The Transportation Security Administration of the U.S. Department of Homeland Security has recently adopted regulations that will require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation. While we have historically required all our drivers to obtain this qualification, these new regulations could reduce the availability of qualified drivers, which could require us to adjust our driver compensation package or let trucks sit idle. These regulations could also complicate the process of matching available equipment with shipments that include hazardous materials, thereby increasing the time it takes us to respond to customer orders and our empty miles. The Transportation Security Administration has delayed implementation of these new regulations until April 1, 2004.

The U.S. Department of Transportation conducted a compliance review of our operations in late 2002 that revealed deficiencies in our safety and compliance program. The Department of Transportation downgraded our safety rating from “Satisfactory” to “Conditional” on November 22, 2002, and our “Satisfactory” rating was not reinstated until January 13, 2003, after we had taken corrective actions and the Department of Transportation had completed a follow-up compliance review. As a result of this temporary downgrade in our safety rating, we lost our authority to self-insure for cargo loss and damage claims and for bodily injury and property damage claims from

January 6, 2003 to January 13, 2003. During that period, we were required to obtain first-dollar insurance for all amounts for which we had been self-insured. Future failures to comply with Department of Transportation safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. The loss of our ability to self-insure for any significant period of time would materially increase our insurance costs. In addition, we may experience difficulty in obtaining adequate levels of coverage in that event.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. We also maintain bulk fuel storage and fuel islands at some of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

We may be unable to successfully integrate businesses we acquire into our operations.

From time to time, we consider the possibility of acquiring smaller companies as a way to expand our operations. Although we have not acquired any companies since 1999, it is possible that we will make strategic acquisitions in the future, including acquisitions of companies that will allow us to accelerate the expansion of our third party logistics and brokerage operations. Integrating businesses we acquire may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire will depend on a number of factors, including our ability to transition acquired companies to our management information systems. In integrating businesses we acquire, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. We also face the risk that an unexpected problem at one of the companies we acquire will require substantial time and attention from senior management, diverting management’s attention from other aspects of our business.

Item 2.	PROPERTIES

Our executive offices and headquarters are located on 63 acres in Van Buren, Arkansas. This facility consists of approximately 84,000 square feet of office space, 12,000 square feet of maintenance space, a 2,500 square foot dock, and training and driver housing space within two structures.

We own and operate several maintenance and driver facilities, including a 32-acre facility in West Memphis, Arkansas, a 20-acre facility in Shreveport, Louisiana, a 44-acre facility in Butler Township, Ohio and a ten-acre facility in Laredo, Texas. We own the land on which each of these four facilities is located, except for three of the acres in West Memphis, Arkansas, which we lease under a long-term lease. We are also holding for sale an eight-acre facility in Vandalia, Ohio that we no longer operate.

We lease a 10-acre facility containing a shop and transfer building in Bethel, Pennsylvania under a lease expiring in November 2004 with two one-year renewal options and a 10-acre facility containing a shop in Roanoke, Virginia under a lease expiring in January 2009 with an option to terminate the lease in January 2007. We also lease, on a month-to-month basis, an office facility in East Peoria, Illinois, and a parking facility in Blue Island, Illinois.

We intend to increase the capacity of our current maintenance facilities, lease additional maintenance facilities and expand our executive offices during 2004 and 2005.

Item 3.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. We maintain insurance covering liabilities exceeding our self-insured retention levels resulting from bodily injury and property damage claims. We believe these claims to be routine and immaterial to our financial position, although any adverse results of any of these claims could materially affect our consolidated results of operations, financial position or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol “USAK.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by the Nasdaq National Market.

	Price Range
	High	Low

Year ending December 31, 2003
Fourth Quarter	$11.97	$9.89
Third Quarter	11.96	9.00
Second Quarter	9.30	7.05
First Quarter	8.24	6.25

Year ended December 31, 2002
Fourth Quarter	$7.75	$5.70
Third Quarter	11.35	6.80
Second Quarter	13.35	10.25
First Quarter	14.00	10.95

Year ended December 31, 2001
Fourth Quarter	$11.40	$6.70
Third Quarter	8.55	7.00
Second Quarter	7.75	6.30
First Quarter	7.75	5.06

On February 25, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $11.33 per share. As of February 25, 2004, there were approximately 196 owners of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date and we do not anticipate paying any dividends in the foreseeable future. We currently intend to retain all of our earnings, if any, for use in the expansion and development of our business.

The following table provides information about our equity compensation plans as of December 31, 2003, including both stockholder approved plans and non-stockholder approved plans. The section entitled “Compensation of Directors” in our proxy statement for the annual meeting of stockholders to be held on May 5, 2004 contains a summary explanation of the Nonemployee Director’s Stock Option Plan, which has been adopted without the approval of stockholders, and is incorporated herein by reference.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	159,700	$8.16	—
Equity Compensation Plans Not Approved by Security Holders	19,000	$6.15	—

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data and other operating information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” We derived the selected consolidated Statement of Income and Balance Sheet data as of and for each of the five years ended December 31, 2003 from our audited financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(in thousands, except per share data and key operating statistics)

	Years ended December 31,
	2003	2002	2001	2000	1999
Statements of Operations Data:
Base revenue	$286,080	$268,510	$244,396	$218,593	$166,091
Fuel surcharge	12,583	5,263	8,045	7,992	272

Total revenue	298,663	273,773	252,441	226,585	166,363
Operating expenses and costs:
Salaries, wages and employee benefits	107,372	106,418	107,609	91,454	70,198
Fuel and fuel taxes	58,740	47,851	49,551	49,303	28,205
Depreciation and amortization	30,611	27,810	26,418	26,793	18,592
Operations and maintenance	26,518	21,592	22,617	19,402	13,722
Purchased transportation	24,183	26,024	10,728	2,862	553
Insurance and claims	20,634	17,788	13,489	14,318	7,987
Operating taxes and licenses	4,682	4,389	4,013	4,248	3,005
Communications and utilities	2,967	2,792	2,624	2,802	2,000
Other	12,849	9,803	8,906	9,608	6,265

Total operating expenses and costs	288,556	264,467	245,955	220,790	150,527

Operating income	10,107	9,306	6,486	5,795	15,836
Other expenses (income):
Interest expense	2,557	3,127	4,344	5,408	1,655
(Gain) loss on disposal of assets	(743)	(166)	511	150	(9)
Other, net	65	(22)	(148)	82	(23)

Total other expenses	1,879	2,939	4,707	5,640	1,623

Income before income taxes	8,228	6,367	1,779	155	14,213
Income taxes	4,873	3,765	692	61	5,571

Net income	$3,355	$2,602	$1,087	$94	$8,642

Earnings per common share:
Basic	$0.36	$0.28	$0.12	$0.01	$0.93
Diluted	$0.36	$0.28	$0.12	$0.01	$0.92
Weighted average common shares outstanding:
Basic	9,327	9,310	9,236	9,254	9,324
Diluted	9,370	9,348	9,279	9,260	9,354

	Years ended December 31,
	2003	2002	2001	2000	1999
Statements of Operations Data (continued):

Other Financial Data:
Capital expenditures, net(1)	$53,516	$33,058	$27,044	$32,533	$64,588

Key Operating Statistics:
Revenue per mile (2)	$1.236	$1.209	$1.155	$1.143	$1.125
Average miles per tractor per week	2,341	2,332	2,364	2,190	2,404
Empty mile factor	8.97%	9.24%	9.82%	9.16%	9.26%
Average number of tractors (3)	1,961	1,882	1,751	1,740	1,223
Total miles (loaded & empty) (in thousands)	231,389	222,079	211,602	191,318	147,594
Miles per tractor	117,995	118,001	120,846	109,953	120,682
Average miles per trip (4)	851	859	852	880	908
Number of shipments	281,336	253,063	231,002	199,611	147,484
Unmanned tractor percentage(5)	3.85%	5.89%	1.20%	9.20%	4.50%

Balance Sheet Data:
Total assets	$222,549	$188,851	$182,411	$189,919	$182,040
Long-term debt, including current portion	85,146	68,595	69,480	78,528	75,409
Stockholders’ equity	77,496	74,092	71,173	69,981	70,108

(1)	Capital expenditures, net, as reported above, is based upon purchases of property and equipment for cash and under capital lease arrangements less proceeds from the sale of property and equipment.

(2)	Revenue per mile as reported above is based upon total revenue minus fuel surcharge divided by total miles (loaded and empty).

(3)	Average number of tractors as reported above is based upon company operated tractors plus owner-operator tractors.

(4)	Miles per trip as reported above is based upon loaded miles divided by the number of shipments using company and owner-operator tractors (excluding purchased transportation shipments).

(5)	Unmanned tractor percentage is the average percentage, for each month end during the year, of company-owned tractors to which a driver is not assigned.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.

Overview

We derive the largest portion of our revenues from our traditional business of transporting truckload quantities of general commodities in dry vans, as a medium-haul common carrier for shippers in a variety of industries. These operations generated approximately 85% of our revenues, before fuel surcharge, in 2002 and approximately 82% during 2003. We also provide services for shippers pursuant to contracts that require us to dedicate some of our tractors and trailers for the purpose of transporting freight over specified routes on a regular schedule. In some cases, we are engaged by a shipper to assume operations that the shipper previously conducted itself with a private fleet. In the third quarter of 2003, we began offering regional freight service in selected geographic areas. Dedicated freight operations generated approximately 9% of our revenues, before fuel surcharge, in 2002, and our dedicated freight and regional operations generated approximately 12% of our revenues, before fuel surcharge, during 2003.

Since 1998, we have also provided third party logistics and brokerage services. Third party logistics services involve our managing a customer’s inbound or outbound freight, or both. In some cases, the freight shipment may require a dry van truckload carrier, and in those cases, we may provide the freight transport services using our equipment. Typically, however, multiple modes of transportation are required, and our services include making arrangements for transportation by appropriate third parties. We also provide traditional freight brokerage services, where we match a customer’s shipments with available equipment of other truckload carriers. Our fees for third party logistics and brokerage services consists primarily of the difference between the amounts we charge our customers, on a per mile basis, and the amounts we pay to the third party carriers we engage, on our customer’s behalf, to move the freight. Third party logistics and brokerage services represented approximately 6% of our revenues, before fuel surcharge, in 2002 and 2003.

We anticipate that dedicated freight and regional freight operations, third party logistics and brokerage services will become larger components of our business, although our traditional medium-haul common carrier services will continue to provide the largest portion of our revenues.

Our major cash requirements include the recruitment and compensation of qualified drivers, the purchase of tractors and trailers and the related costs of operating our business. These costs include diesel fuel and related fuel taxes, insurance premiums, liabilities associated with self-insured claims and revenue equipment maintenance. We have historically been successful mitigating the impact of increases in fuel prices by adding fuel surcharges to our fees, which is a standard practice in our industry. Our financial results are also affected by the market for new and used tractors and trailers as it affects the depreciation costs and residual values relating to the equipment. The weather and the legal and regulatory environment are also significant factors impacting our financial results.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The most significant accounting policies and estimates that affect our financial statements include the following:

•	Revenue recognition based on relative transit time in each period and direct expenses as incurred. A portion of the total revenue that we bill to the customer once a load is delivered is recognized in each reporting period based on the estimated percentage of the delivery service that has been completed at the end of the reporting period.

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. We operate a significant number of tractors and trailers in connection with our business. We may purchase this equipment or acquire it under capital leases. We depreciate purchased equipment on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We initially record equipment acquired under capital leases at the net present value of the minimum lease payments and amortize it on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from three years to ten years. We estimate the salvage value at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal. We monitor used tractor and trailer values and adjust depreciable lives, depreciation expense and salvage values of our tractors and trailers as necessary to keep their values in line with expected market values at the time of disposal.

•	Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. We record both current and long-term claims accruals at the estimated ultimate payment amounts based on individual case estimates. In making the estimates we rely on past experience with similar claims, negative or positive developments in the case and similar factors.

•	Allowance for doubtful accounts. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for potential credit losses based upon our loss history and aging analysis. Such losses have been within our expectations. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

•	Stock based compensation. Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure—only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

We periodically re-evaluate these estimates and allocations as circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Note Regarding Presentation

By agreement with our customers, and consistent with industry practice, we add a graduated surcharge to the rates we charge our customers as diesel fuel prices increase above an industry-standard baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have excluded the fuel surcharge from revenue and, instead, taken it as a credit against the fuel and fuel taxes line item in the table below. We believe that this presentation is a more meaningful measure of our operating performance than a presentation comparing operating costs and expenses to total revenue, including the fuel surcharge.

We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Revenue data, on both a total basis and excluding the fuel surcharge, is included in the consolidated statements of income included in this report.

The following period-to-period comparisons should be read in conjunction with the following table and the consolidated statement of income. Unless otherwise indicated, references to increases or decreases in expense items refer to increases or decreases as a percentage of revenue, before fuel surcharge.

Revenues from our third party logistics and brokerage services have increased in recent periods. These services do not typically involve the use of our tractors and trailers. Therefore, the increase in these revenues tends to cause expenses related to our operations that do involve our equipment — including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits, and insurance and claims expense—to decrease as a percentage of revenue. Since the increase in these revenues generally affects all such expenses, as a percentage of revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.

The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the years indicated:

	Year Ended December 31,
	2003	2002	2001
Revenue, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	37.5	39.6	44.0
Fuel and fuel taxes (1)	16.1	15.9	17.0
Depreciation and amortization	10.7	10.4	10.8
Operations and maintenance	9.3	8.0	9.3
Purchased transportation	8.5	9.7	4.4
Insurance and claims	7.2	6.6	5.5
Operating taxes and licenses	1.6	1.6	1.6
Communications and utilities	1.0	1.0	1.1
Other	4.5	3.7	3.6

	96.5	96.5	97.4

Operating income	3.5	3.5	2.6
Other expenses (income):
Interest expense	0.9	1.2	1.8
(Gain) loss on disposal of assets	(0.3)	(0.1)	0.2
Other, net	—	—	(0.1)

	0.7	1.1	1.9

Income before income taxes	2.9	2.4	0.7
Income tax expense	1.7	1.4	0.3

Net income	1.2%	1.0%	0.4%

(1)	Net of fuel surcharge revenue

Fiscal Year Ended December 31, 2003 compared to Fiscal Year Ended December 31, 2002

Operating revenue, before fuel surcharge, increased 6.5% from $268.5 million in 2002 to $286.1 million in 2003. This increase was due primarily to an increase of 4.2% in the average number of tractors operated from 1,882 (including 74 owner-operators) in 2002 to 1,961 (including 42 owner-operators) in 2003, an increase in average rates per mile and a 9.1% increase in third party logistics and brokerage revenues from $16.5 million in 2002 to $18.0 million in 2003. These effects were partially offset by a decrease in the number of workdays from 253 in 2002 compared to 252 in 2003.

Average revenue per mile, before fuel surcharge, increased from $1.209 in 2002 to $1.236 in 2003 due to an increase in the average rate per mile charged to customers and to a lesser extent an increase in third party logistics and brokerage revenues. The number of shipments increased 11.2% from 253,063 in 2002 to 281,336 in 2003. The empty mile factor decreased from 9.24% of paid miles in 2002 to 8.97% of paid miles in 2003. The decreased empty mile factor was primarily the result of improved freight demand in our operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there were few available outbound loads. We experienced a decrease in the percentage of unmanned tractors from 5.89% of the fleet in 2002 to 3.85% of the fleet in 2003. The decrease in the percentage of unmanned tractors was primarily the result of the number of drivers hired exceeding drivers lost through turnover.

The decrease in salaries, wages and employee benefits expense, as a percentage of revenue, was primarily the result of our implementing a reduction in the drivers’ pay rate per mile in December 2002 and a per diem pay program for drivers in April 2002, an increase in average revenue per mile, before fuel surcharge, and a decrease in employee medical benefit expenses. Although the deductibility of per diem payments is limited, there are certain tax benefits to drivers that allow us to decrease overall wages per mile for those drivers who elect to receive the per diem payments. These effects were partially offset by a decrease in the average number of owner-operators in our fleet from 74 in 2002 to 39 in 2003.

The increase in depreciation and amortization, as a percentage of revenue, expense was due to slightly higher depreciation expense on tractors that we chose not to trade in accordance with our historical trade-in cycle. See

“Business—Revenue Equipment Acquisition Program.” The decrease in average number of owner-operators also contributed to the increase.

The increase in operations and maintenance expense, as a percentage of revenue, was primarily due to increased maintenance expense on tractors that we chose not to trade in accordance with our historical trade-in cycle and, to a lesser extent, the decrease in the size of our owner-operator fleet. See “Business—Revenue Equipment Acquisition Program.”

The decrease in purchased transportation expense was primarily due to the decrease in the size of our owner-operator fleet. Owner-operators are independent contractors who provide their own tractors (including tractor maintenance), fuel and most insurance and drive for the Company on a contract basis for a fixed rate per mile that is higher than that paid to Company drivers, who are not directly responsible for these expenses. This effect was partially offset by an increase in carrier expense for third party transportation services incurred in connection with our third party logistics and brokerage services. All expenses associated with our third party logistics and brokerage services and owner-operator fees comprise purchased transportation expense.

The increase in insurance and claims expense was primarily due to an increase in adverse claims accruals, and, to a lesser extent, an increase in liability, cargo and workers’ compensation insurance premiums.

The increase in other costs was primarily due to an increase in recruiting expense to reduce the number of unmanned tractors as described above.

Our effective tax rate increased from 59.1% in 2002 to 59.2% in 2003. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure that we implemented in April 2002. Due to the partially nondeductible effect of per diem, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Fiscal Year Ended December 31, 2002 compared to Fiscal Year Ended December 31, 2001

Operating revenues, before fuel surcharge, increased 9.9% from $244.4 million in 2001 to $268.5 million in 2002. This increase is due primarily to an increase of 7.5% in the average number of tractors operated from 1,751 (including 25 owner-operators) in 2001 to 1,882 (including 74 owner-operators) in 2002 and to a 162.2% increase in third party logistics and brokerage revenues from $6.3 million for 2001 to $16.5 million in 2002 and, to a lesser extent, the increase in the average rate per mile. Average revenue per mile, excluding fuel surcharge, increased from $1.155 in 2001 to $1.209 in 2002 primarily due to the increase in third party logistics and brokerage revenues and, to a lesser extent, an increase in the average rate per mile charged. The number of shipments increased 9.6% from 231,002 in 2001 to 253,063 in 2002. Miles per tractor per week decreased 1.4% from 2,398 in 2001 to 2,332 in 2002 primarily due to an increase in the percentage of unmanned tractors from 1.20% of the fleet in 2001 to 5.89% of the fleet in 2002. The increase in the percentage of unmanned tractors was primarily the result of an increase in the number of company-owned tractors and driver turnover exceeding the number of drivers hired. The empty mile factor decreased from 9.82% of paid miles in 2001 to 9.24% of paid miles in 2002. The decreased empty mile factor was primarily the result of improved freight demand in our operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there are few available outbound loads.

The decrease in salaries, wages and employee benefits costs was primarily the result of our implementing a per diem pay program for our drivers during April 2002 and increases in the size of our owner-operator fleet. The average number of owner-operators in our fleet increased from 25 in 2001 to 74 in 2002.

The decrease in fuel and fuel taxes costs was primarily due to a decrease in fuel prices and the increase in the size of our owner-operator fleet.

The decrease in depreciation and amortization expense, as a percentage of revenue, was primarily the result of the increase in the size of our owner-operator fleet. This decrease was partially offset by slightly higher depreciation expense on tractors that we chose not to trade in accordance with our historical trade-in cycle. See “Business—Revenue Equipment Acquisition Program.”

The decrease in operations and maintenance costs was primarily the result of the increase in the size of our owner-operator fleet and a reduction in operations and maintenance costs per company-owned tractor. We were able to reduce operations and maintenance costs per tractor by performing a greater percentage of maintenance work at our terminal facilities and implementing more cost-effective methods for purchasing tires and equipment parts.

The increase in purchased transportation costs was primarily due to an increase in carrier expense for third party transportation services incurred in connection with our third party logistics and brokerage services and an increase in the size of our owner-operator fleet.

The increase in insurance and claims costs was primarily due to an increase in liability, cargo and workers’ compensation insurance premiums and, to a lesser extent, an increase in adverse claims accruals from 2001 to 2002. These increases were partially offset by the increase in the size of our owner-operator fleet.

Interest expense decreased from $4.3 million in 2001 to $3.1 million in 2002, resulting primarily from interest rate decreases on our senior credit facility and, to a lesser extent, from a decrease in average borrowings under our senior credit facility. See “Liquidity and Capital Resources.”

Our effective tax rate was 38.9% in 2001 and 59.1% in 2002. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure that we implemented during the second quarter of 2002. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as earnings and the number of drivers who elect to receive this pay structure fluctuate.

Seasonality

In the trucking industry generally, revenues decrease as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses increase, due primarily to decreased fuel efficiency and increased maintenance costs. Future revenues could be impacted if customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings. Historically, many of our customers have closed their plants for maintenance or other reasons during July and January.

Inflation

Although most of our operating expenses are inflation sensitive, with increases in inflation generally resulting in increased operating costs and expenses, the effect of inflation on revenue and operating costs has been minimal in recent years. The effect of inflation-driven cost increases on our overall operating costs are not expected to be greater for us than for our competitors.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges. We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases. Overall, we experienced higher fuel prices per gallon in 2003 than in 2002 and 2001.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time we may enter into operating leases that would not be reflected in our balance sheet.

Liquidity and Capital Resources

The continued growth of our business has required significant investments in new equipment. We have financed new tractor and trailer purchases with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under the senior credit facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under the senior credit facility. We use the senior credit facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $36.9 million for 2003 and $32.9 million for 2002.

On April 28, 2000, we signed a senior credit facility, which we amended on March 30, 2001, June 17, 2003, December 30, 2003 and January 31, 2004. The senior credit facility, as amended, provides a working capital line of credit of $75.0 million, including letters of credit not exceeding $10.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank, U.S. Bank and Regions Bank are participants in the senior credit facility. As of December 31, 2003, approximately $29.7 million was available under the senior credit facility. The senior credit facility matures on April 30, 2007. At any time prior to April 30, 2007, subject to certain conditions, we have the option to convert the balance outstanding on the senior credit facility to a four-year term loan requiring 48 equal monthly principal payments plus interest. The senior credit facility bears variable interest based on the lender’s prime rate, the federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The effective interest rate on our borrowings under the credit facility for the year ended December 31, 2003 was 2.81%. We have hedged a portion of our exposure to the volatility in variable interest rates by entering into an interest rate swap agreement effective March 27, 2003, on a notional amount of $10 million. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. As of December 31, 2003 the rate was 0.20%. This credit facility is collateralized by accounts receivable and otherwise unencumbered tractors, trailers and other equipment.

On December 31, 2003, we had debt obligations of approximately $85.1 million, including amounts borrowed under the senior credit facility and approximately $51.7 million of capital lease commitments. Approximately $10.8 million of these debt obligations were current obligations. During the year ended December 31, 2003, the Company made borrowings under the senior credit facility and lease commitments of $118.4 million, while retiring $101.7 million in debt under these facilities. The borrowings had an average interest rate of approximately 2.8% while the retired debt had an average interest rate of approximately 3.4%.

During the year ended December 31, 2003, we made $64.6 million in capital expenditures including equipment purchases under capital lease arrangements, $62.8 million of which we used for revenue equipment and the balance of $1.8 million we used for maintenance and office equipment, facility improvements and for the purchase of a maintenance facility in Laredo, Texas.

We plan significant capital expenditures throughout 2004, primarily to modernize our aging revenue equipment fleet, which has become increasingly expensive to operate. At December 31, 2003, we planned to make approximately $112.7 million in capital expenditures during 2004. We were committed to spend $68.2 million and budgeted to spend an additional $34.8 million of this amount for revenue equipment in 2004. We expect to use the balance of our planned capital expenditures for 2004, in the amount of approximately $9.7 million, for facility improvements and maintenance and office equipment. We can cancel these commitments to purchase revenue equipment upon advance notice. We believe that the proceeds of our traditional sources of capital will be sufficient to fund the expenditures we anticipate making in 2004. We restructured the senior credit facility to meet our future expenditure needs and may consider additional financing sources, possibly including public or private offerings of securities.

The following table represents the Company’s outstanding contractual obligations at December 31, 2003, excluding letters of credit:

Payments Due By Period

(in thousands)

	Total	2004	2005-2006	2007-2008	Thereafter
Contractual Obligations:
Long-term debt obligations (1)	$33,484	$—	$—	$33,484	$—
Capital lease obligations (2)	54,663	13,041	28,107	13,515	—
Purchase obligations(3)	68,236	68,236	—	—	—

Total	$156,383	$81,277	$28,107	$46,999	$—

(1)	Long-term debt obligations consist of our senior credit facility that matures on April 30, 2007 as described above.

(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.

(3)	Purchase obligations are cancelable by us contingent upon advance notice.

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Note 1. to the Financial Statements: New Accounting Pronouncements.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In an effort to manage the risks associated with changing interest rates, we entered into an interest rate swap agreement effective March 27, 2003 on a notional amount of $10 million. The transaction is intended to provide interest rate protection for us by creating an interest rate neutral position by specifically matching notional amounts, maturity dates and interest rate indices, and does not provide us with any additional borrowing capacity. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.

All customers are required to pay for our services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

USA TRUCK, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Truck, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Tulsa, Oklahoma

January 29, 2004

USA Truck, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,323,034	$1,237,698
Accounts receivable:
Trade, less allowance for doubtful accounts of $329,736 in 2003 and $268,862 in 2002	32,646,903	26,630,317
Other	3,161,872	819,259
Inventories	425,155	478,567
Deferred income taxes (Note 7)	2,776,069	2,326,263
Prepaid expenses and other current assets (Note 2)	5,207,638	3,894,984

Total current assets	45,540,671	35,387,088
Property and equipment (Notes 5 and 6):
Land and structures	24,624,741	23,966,270
Revenue equipment	205,053,379	186,690,228
Service, office and other equipment	16,233,037	16,585,111

	245,911,157	227,241,609
Accumulated depreciation and amortization	(69,116,906)	(73,984,708)

	176,794,251	153,256,901
Other assets	214,143	207,071

Total assets	$222,549,065	$188,851,060

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$1,043,004	$1,609,832
Trade accounts payable	11,736,585	3,274,787
Current portion of insurance and claims accruals	8,428,145	6,662,503
Accrued expenses (Note 3)	10,907,890	7,572,727
Current maturities of long-term debt (Note 5)	10,846,634	19,143,501

Total current liabilities	42,962,258	38,263,350
Long-term debt, less current maturities (Notes 5 and 6)	74,299,524	49,451,248
Deferred income taxes (Note 7)	24,757,047	24,189,413
Insurance and claims accruals, less current portion	3,034,171	2,855,465
Commitments and contingencies (Notes 6 and 12)	—	—
Stockholders’ equity (Note 10):
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value; 16,000,000 shares authorized; issued 9,332,546 shares in 2003 and 9,324,908 shares in 2002	93,325	93,249
Additional paid-in capital	11,458,084	11,409,738
Retained earnings	65,978,652	62,623,933
Less treasury stock, at cost (433 shares in 2003 and 6,255 shares in 2002)	(2,446)	(35,336)
Accumulated other comprehensive (loss)	(31,550)	—

Total stockholders’ equity	77,496,065	74,091,584

Total liabilities and stockholders’ equity	$222,549,065	$188,851,060

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
Revenue:
Base revenue	$286,080,054	$268,509,770	$244,396,402
Fuel surcharge	12,582,817	5,263,329	8,044,943

	298,662,871	273,773,099	252,441,345
Operating expenses and costs:
Salaries, wages and employee benefits (Note 8)	107,371,893	106,417,640	107,609,237
Fuel and fuel taxes	58,740,294	47,850,681	49,551,052
Depreciation and amortization	30,610,962	27,810,446	26,418,261
Operations and maintenance	26,518,205	21,592,134	22,616,695
Purchased transportation	24,182,983	26,023,697	10,728,242
Insurance and claims	20,633,904	17,787,730	13,489,023
Operating taxes and licenses	4,681,699	4,389,521	4,013,314
Communications and utilities	2,967,415	2,791,773	2,623,892
Other	12,848,704	9,803,185	8,905,508

	288,556,059	264,466,807	245,955,224

Operating income	10,106,812	9,306,292	6,486,121
Other expenses (income):
Interest expense	2,556,937	3,127,095	4,343,932
(Gain) loss on disposal of assets	(742,675)	(165,836)	510,942
Other, net	65,138	(22,245)	(148,199)

	1,879,400	2,939,014	4,706,675

Income before income taxes	8,227,412	6,367,278	1,779,446
Income tax expense (Note 7):
Current	4,734,779	1,717,805	380,116
Deferred	137,914	2,047,639	312,119

	4,872,693	3,765,444	692,235

Net income	$3,354,719	$2,601,834	$1,087,211

Net income per share (Notes 9 and 10):
Basic earnings per share	$0.36	$0.28	$0.12

Diluted earnings per share	$0.36	$0.28	$0.12

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
	Shares	Par Value					Total
Balance at January 1, 2001	9,282,889	$92,829	$11,318,280	$58,934,888	$(365,286)	$—	$69,980,711
Exercise of stock options (Note 10)	19,804	198	39,333	—	—	—	39,531
Sale of 10,700 shares of treasury to employee stock purchase plan	—	—	—	—	66,023	—	66,023
Retirement of 35,000 shares of treasury stock	(35,000)	(350)	(219,107)	—	219,457		—
Net income for 2001	—	—		1,087,211	—	—	1,087,211

Balance at December 31, 2001	9,267,693	92,677	11,138,506	60,022,099	(79,806)	—	71,173,476
Exercise of stock options (Note 10)	57,215	572	239,363	—	—	—	239,935
Sale of 7,880 shares of treasury to employee stock purchase plan	—	—	31,869	—	44,470	—	76,339
Net income for 2002	—	—	—	2,601,834	—	—	2,601,834

Balance at December 31, 2002	9,324,908	93,249	11,409,738	62,623,933	(35,336)	—	74,091,584
Exercise of stock options (Note 10)	7,638	76	29,862	—	—	—	29,938
Sale of 5,822 shares of treasury to employee stock purchase plan	—	—	18,484	—	32,890	—	51,374

Subtotal	9,332,546	93,325	11,458,084	62,623,933	(2,446)	—	74,172,896
Net income for 2003	—	—	—	3,354,719	—	—	3,354,719
Fair value of interest rate swap, net of taxes of $20,086	—	—	—	—	—	(31,550)	(31,550)

Total accumulated other comprehensive income							3,323,169

Balance at December 31, 2003	9,332,546	$93,325	$11,458,084	$65,978,652	$(2,446)	$(31,550)	$77,496,065

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$3,354,719	$2,601,834	$1,087,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,610,962	27,810,446	26,418,261
Provision for doubtful accounts	173,200	42,100	36,000
Deferred income taxes	137,914	2,047,639	312,119
(Gain) loss on disposal of property and equipment	(742,675)	(165,836)	510,942
Changes in operating assets and liabilities:
Accounts receivable	(8,532,399)	1,400,182	4,945,349
Inventories, prepaid expenses and other current assets	(1,259,242)	(1,500,862)	1,710,568
Bank drafts payable, trade accounts payable and accrued expenses	12,944,139	378,862	1,251,992
Insurance and claims accruals - long-term	178,706	327,100	(281,849)

Net cash provided by operating activities	36,865,324	32,941,465	35,990,593

Investing activities
Purchases of property and equipment	(34,536,646)	(17,706,368)	(27,430,902)
Proceeds from sale of property and equipment	11,117,150	1,538,105	13,710,855
Change in other assets	(7,072)	(52,776)	296,820

Net cash used by investing activities	(23,426,568)	(16,221,039)	(13,423,227)

Financing activities
Borrowings under credit agreement	88,270,000	60,609,000	106,513,000
Principal payments on credit agreement	(79,700,000)	(61,695,000)	(115,420,000)
Proceeds from the exercise of stock options	29,938	239,935	39,531
Proceeds from sale of treasury stock	51,374	76,339	66,023
Principal payments on capitalized lease obligations	(22,004,732)	(16,689,230)	(13,464,422)

Net cash used by financing activities	(13,353,420)	(17,458,956)	(22,265,868)

Increase (decrease) in cash and cash equivalents	85,336	(738,530)	301,498
Cash and cash equivalents:
Beginning of year	1,237,698	1,976,228	1,674,730

End of year	$1,323,034	$1,237,698	$1,976,228

See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. Summary of Significant Accounting Policies

Description of Business

USA Truck, Inc. (the “Company”), operates as a dry van truckload carrier transporting general commodities throughout the continental United States and between locations in the United States and Quebec and Ontario, Canada. The Company also transports freight into Mexico by transferring our trailers to tractors operated by trucking companies that operate in Mexico, with which we have contracts, at our facility in Laredo, Texas.

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

Accounts Receivable and Concentration of Credit Risk

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. Such losses have been within management’s expectations. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories consist of tires, fuel and supplies and are stated at the lower of cost (first-in, first-out basis) or market.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets include

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

temporary differences relating to depreciation, capitalized leases and certain revenues and expenses.

Property and Equipment

Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method using the following estimated useful lives: structures—5 to 39.5 years; revenue equipment—3 to 10 years; and service, office and other equipment—3 to 20 years. Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

Because of a depressed used equipment market, the Company extended the useful lives and reduced the salvage value on those tractors that the Company would have traded in 2002 under normal used tractor market conditions. These extended lives (60 months) and reduced salvage values (14% of original cost of equipment) yielded an increased depreciation charge to pre-tax earnings in 2002 of approximately $400,000. Extending the lives of tractors resulted in increased maintenance costs in 2002 and 2003. The Company instituted an aggressive trade schedule in 2003 and plans to continue an aggressive trade schedule in 2004 to reduce the average age of the tractor fleet and to resume trading most tractors within 42 months from the date of purchase as the Company did prior to 2002. As the average age of the tractor fleet decreases, these additional maintenance costs should decrease as well.

Claims Liabilities

The Company is self-insured up to certain limits for bodily injury, property damage, workers’ compensation, and cargo loss and damage claims. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported.

Beginning October 1, 2003, the Company’s self-insurance retention levels were $750,000 for workers’ compensation claims per occurrence and $100,000 for cargo loss and damage claims per occurrence. For bodily injury and property damage claims, the Company’s self-insurance retention level on that date was $1.5 million per occurrence. The Company is also responsible for the first $500,000 of damages, in the aggregate, above its self-insured retention levels for bodily injury and property damage claims. The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters. For medical benefits, the Company self-insures up to $250,000 per claim per year with an aggregate claim exposure limit determined by its year-to-date claims experience and its number of covered lives. The Company maintains insurance above the amounts for which it self-insures, to certain limits, with licensed insurance carriers. The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements, and the Company believes this coverage is sufficient to protect against material loss. Insurance carriers have recently raised premiums for many businesses, including trucking companies. As a result, the Company’s insurance and claims

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

expense could increase, or the Company could raise its self-insured retention when the policies are renewed. The Company believes that its policy of self-insuring up to set limits, together with its safety and loss prevention programs, are effective means of managing insurance costs.

Revenue Recognition

Revenues are recognized based on relative transit time in each period and direct expenses are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising costs for the periods ended December 31, 2003, 2002 and 2001 were approximately $3,327,000, $2,345,000, and $1,337,000, respectively.

Stock Based Compensation

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS 123, the Company’s pro forma net income would have been as follows:

	2003	2002	2001
Net income, as reported	$3,354,719	$2,601,834	$1,087,211
Pro forma expense, net of tax	70,385	99,167	117,772

Pro forma net income	$3,284,334	$2,502,667	$969,439

Basic earnings per share, as reported	$0.36	$0.28	$0.12

Pro forma basics earnings per share	$0.35	$0.27	$0.10

Diluted earnings per share, as reported	$0.36	$0.28	$0.12

Pro forma diluted earnings per share	$0.35	$0.27	$0.10

Earnings Per Share

Earnings per share amounts are computed based on Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year excluding any dilutive effects of options. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by common stock equivalents attributable to dilutive stock options.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation.

New Accounting Pronouncements

In April of 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company’s financial statements and related disclosures.

In May of 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have an impact on the Company’s financial statements and related disclosures.

In March of 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective for variable interest entities commonly referred to as special purpose entities, for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46 did not have a significant impact on the Company’s financial statements and related disclosures.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have an impact on the Company’s financial statements and related disclosures.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2003	2002
Prepaid licenses and taxes	$1,901,889	$1,500,393
Prepaid insurance	2,379,318	1,919,645
Other	926,431	474,946

	$5,207,638	$3,894,984

3. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2002
Salaries, wages, bonuses and employee benefits	$3,458,511	$3,015,258
Income tax payable	2,274,721	277,138
Other	5,174,658	4,280,331

	$10,907,890	$7,572,727

4. Derivative Financial Instruments

The Company records derivative financial instruments in the balance sheet as either an asset or liability at fair value, with classification as current or long-term depending on the duration of the instrument.

Changes in the derivative instrument’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedges that meet the criteria, the derivative instrument’s gains and losses, to the extent effective, are recognized in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.

Effective March 27, 2003, the Company entered into an interest rate swap agreement with a notional amount of $10 million. Under this swap agreement, the Company pays a fixed rate of 1.99%, while receiving a floating rate equal to the “3-month” LIBOR as of the second London Business Day prior to each floating rate reset date. This interest rate swap agreement terminates on March 27, 2005.

The Company designated the $10 million interest rate swap as a cash flow hedge of its exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. Changes in future cash flows from the interest rate swap will offset changes in interest payments on the first $10 million of the Company’s current Senior Credit Facility or future “3-month” LIBOR-based borrowings that reset on the second London Business Day prior to the start of the next interest period. The fair value of the swap agreement was a liability on December 31, 2003 of $0.05 million.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Derivative Financial Instruments (continued)

The Company reported no gain or loss for the year ended December 31, 2003 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement including termination of the swap agreement, swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $10 million may result in a reclassification of any gain or loss reported in other comprehensive income into earnings.

This interest rate swap agreement meets the specific hedge accounting criteria of SFAS 133. The effective portion of the cumulative gain or loss will be reported as a component of accumulated other comprehensive income or loss in stockholders’ equity and will be reclassified into current earnings by March 27, 2005, the termination date for this swap agreement.

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

5. Long-term Debt

Long-term debt consists of the following:

	December 31,
	2003	2002
Revolving credit agreement (1)	$33,484,000	$24,914,000
Capitalized lease obligations (2)	51,662,158	43,680,749

	85,146,158	68,594,749
Less current maturities	10,846,634	19,143,501

	$74,299,524	$49,451,248

(1)

The Company’s revolving credit agreement (the Senior Credit Facility), effective April 28, 2000, and amended on March 30, 2001, June 17, 2003, December 30, 2003 and January 31, 2004 provides for available borrowings of $75,000,000, including letters of credit not exceeding $10,000,000. Availability may be further reduced by a borrowing base limit as defined in the agreement. At December 31, 2003, the Company had approximately $29,717,000 availability under the facility. The Senior Credit Facility matures on April 30, 2007, prior to which time, subject to certain conditions, the remaining balance may be converted at any time at the Company’s option to a term loan requiring forty-eight equal monthly principal payments plus interest. The facility can also be increased to $90,000,000 at the Company’s option, but the current lenders are under no obligation to extend more credit. The credit facility bears variable interest based on the lenders prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company’s attainment of certain financial ratios. The effective interest rate on the Company’s borrowings under the Senior Credit Facility for the year ending December 31, 2003 was 2.81%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on the Company’s attainment of certain financial ratios. At December 31, 2003, the rate was 0.20% per annum. The Senior Credit Facility is collateralized by accounts

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Long-term Debt (continued)

receivable and all otherwise unencumbered equipment. The Company had outstanding letters of credit of approximately $1,410,000 at December 31, 2003. The Senior Credit Facility requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $69,566,000 at December 31, 2003. The Company was in compliance with these covenants at December 31, 2003. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Line of Credit approximates its fair value.

(2)	The Company’s capitalized lease obligations extend through July 2007 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 2.35% to 6.48% at December 31, 2003. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

The Company made interest payments of approximately $2,662,000, $3,295,000 and $4,483,000 during 2003, 2002 and 2001, respectively.

6. Leases and Commitments

Capital lease obligations of $30,096,407, $16,889,844 and $13,323,678 were incurred during the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the future minimum payments under capitalized leases with initial terms of one year or more were $13,041,175 for 2004, $17,483,567 for 2005, $10,623,392 for 2006 and $13,514,595 for 2007. The present value of net minimum lease payments was $51,662,158, which includes the current portion of the capital leases of $10,846,634 and excludes amounts representing interest of $3,000,571.

At December 31, 2003, property and equipment included capitalized leases, which had capitalized costs of $62,933,869, accumulated amortization of $11,902,337 and a net book value of $51,031,532. At December 31, 2002 property and equipment included capitalized leases, which had capitalized costs of $61,281,219, accumulated amortization of $18,483,176 and a net book value of $42,798,043. Amortization of leased assets is included in depreciation and amortization expense and totaled $9,555,460, $10,581,676 and $9,333,706 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leased certain equipment under operating leases with terms from three to five years. Rent expense under these obligations was $112,963, $347,029 and $390,512 for the years ended December 31, 2003, 2002 and 2001 respectively.

Commitments to purchase revenue equipment (including capital leases) and other fixed assets, which are cancelable by the Company contingent upon advance notice, aggregated approximately $68,236,000 at December 31, 2003.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Federal and State Income Taxes

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2003	2002
Current deferred tax assets:
Revenue recognition	$171,990	$154,607
Accrued expenses not deductible until paid	4,328,602	3,464,216
Allowance for doubtful accounts	127,344	101,361

Total current deferred tax assets	4,627,936	3,720,184
Current deferred tax liabilities:
Prepaid expenses deductible when paid	(1,851,867)	(1,393,921)

Total current deferred tax liability	(1,851,867)	(1,393,921)

Net current deferred tax assets	$2,776,069	$2,326,263

Noncurrent deferred tax assets:
Capitalized leases	$128,804	$—
Alternative minimum tax credits	—	20,716
State tax credits	59,791	—
Unrecognized loss on derivative financial instrument	20,086	—
Non-compete agreement	241,317	—
Net operating losses	175,000	50,000

Total noncurrent deferred tax assets	624,998	70,716

Noncurrent deferred tax liabilities:
Tax over book depreciation	(25,371,590)	(24,140,135)
Capitalized leases	—	(81,876)
Other	(10,455)	(38,118)

Total noncurrent deferred tax liabilities	(25,382,045)	(24,260,129)

Net deferred tax liabilities	$(24,757,047)	$(24,189,413)

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$3,817,017	$1,458,747	$321,496
State	917,762	259,058	58,620

Total current	4,734,779	1,717,805	380,116

Deferred
Federal	122,186	1,743,480	258,305
State	15,728	304,159	53,814

Total deferred	137,914	2,047,639	312,119

Total income tax expense	$4,872,693	$3,765,444	$692,235

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Federal and State Income Taxes (continued)

During 2003, 2002 and 2001, the Company made income tax payments of $2,858,448, $2,339,991 and $34,625, respectively.

As of December 31, 2003, the Company has approximately $3,800,000 in state net operating losses that expire between March 15, 2006 and March 15, 2021.

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Income tax at 34% statutory federal rate	$2,797,320	$2,164,875	$604,995
Federal income tax effects of:
State income taxes	(317,389)	(191,494)	(38,228)
Nondeductible expenses	1,522,174	1,218,411	70,404
Other	(62,902)	10,435	(57,370)

Federal income taxes	3,939,203	3,202,227	579,801
State income taxes	933,490	563,217	112,434

Total income tax expense	$4,872,693	$3,765,444	$692,235

Effective tax rate	59.2%	59.1%	38.9%

The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers implemented by the Company during the second quarter of 2002. Due to the nondeductible portion of per diem pay to drivers, the Company’s effective tax rate will exceed the statutory rate.

8. Employee Benefit Plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all employees. Employees can contribute 100% of their compensation, with the Company matching 50% of the first 4% of compensation contributed by each employee. Company matching contributions to the plan were approximately $749,400, $894,600 and $938,400 for 2003, 2002 and 2001, respectively.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net Income	$3,354,719	$2,601,834	$1,087,211
Denominator:
Denominator for basic earnings per share - weighted average shares	9,327,366	9,310,049	9,235,586
Effect of dilutive securities:
Employee stock options	42,817	37,511	43,682

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	9,370,183	9,347,560	9,279,268

Basic earnings per share	$0.36	$0.28	$0.12

Diluted earnings per share	$0.36	$0.28	$0.12

Anti-dilutive employee stock options	62,900	68,600	39,400

10. Common Stock Transactions

The Company’s stock option plan, which provided for the granting of incentive or nonqualified options to purchase up to 800,000 shares of common stock to officers and other key employees expired in February 2002. No options were granted under this plan for less than the fair market value of the common stock at the date of the grant. Although the exercise period was determined when options were granted, no option will be exercised later than 10 years after it was granted.

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

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Common Stock Transactions (continued)

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2003, 2002 and 2001 follows:

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding-beginning of year	205,500	$5.51	276,400	$8.70	380,600	$8.10
Granted	3,000	7.52	78,300	12.19	6,000	6.65
Exercised	(10,700)	5.44	(95,515)	7.76	(68,000)	6.46
Cancelled	(19,100)	7.65	(42,800)	6.95	(17,400)	7.70
Expired	—	—	(10,885)	9.92	(24,800)	11.53

Outstanding-end of year	178,700	$7.95	205,500	$7.77	276,400	$6.48

Exercisable at end of year	70,600	$5.52	40,800	$5.51	64,500	$8.70

Exercise prices for options outstanding as of December 31, 2003 ranged from $5.44 to $13.31. The options fall into 2 distinct ranges, from $5.44 to $7.52 and from $12.10 to $13.31. The number of options outstanding in the range from $5.44 to $7.52 is 115,800, with a weighted-average exercise price of $5.44 and a weighted-average remaining contractual life of 3.54 years. The number of options outstanding in the range from $12.10 to $13.31 is 62,900, with a weighted-average exercise price of $12.21 and a weighted-average remaining contractual life of 4.90 years. The weighted-average grant date fair values of options granted during 2003, 2002 and 2001 were $3.56, $7.13 and $3.18, respectively. The weighted-average remaining contractual life of these options is 4.02 years.

In 2003, 2002 and 2001, 5,500, 22,600 and 4,000 options, respectively, were exercised for cash. In 2003, 2002 and 2001, additional options of 5,200, 72,915 and 64,000, respectively, were exercised by the exchange of 3,062, 38,300 and 48,196 shares of stock, respectively (with a market value equal to the exercise price of the options). The exchanged shares were then canceled.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the outstanding stock options:

	December 31,
	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	0.517%	0.595%	0.477%
Risk-free interest rate	2.62%	4.47% to 4.81%	4.97%
Expected lives	3 to 5 years	3 to 7 years	3 to 7 Years

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Common Stock Transactions (continued)

Restricted Stock Award Plan

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

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2003 and 2002:

	2003 Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$69,386,514	$75,396,520	$76,767,802	$77,112,035
Operating expenses and costs	69,933,408	71,419,763	73,293,366	73,909,522

Operating income	(546,894)	3,976,757	3,474,436	3,202,513
Other expenses, net	698,218	261,809	295,129	624,244

(Loss) income before income taxes	(1,245,112)	3,714,948	3,179,307	2,578,269
Income tax (benefit) expense	(96,809)	1,861,894	1,669,166	1,438,442

Net (loss) income	$(1,148,303)	$1,853,054	$1,510,141	$1,139,827

Average shares outstanding (basic)	9,320,632	9,326,899	9,329,705	9,330,774

Basic (loss) earnings per share	$(0.12)	$0.20	$0.16	$0.12

Average shares outstanding (diluted)	9,320,632	9,351,853	9,363,508	9,383,574

Diluted (loss) earnings per share	$(0.12)	$0.20	$0.16	$0.12

	2002 Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$61,842,155	$69,992,860	$72,323,115	$69,614,969
Operating expenses and costs	60,875,647	67,298,256	68,907,605	67,385,299

Operating income	966,508	2,694,604	3,415,510	2,229,670
Other expenses, net	844,601	675,236	662,081	757,096

Income before income taxes	121,907	2,019,368	2,753,429	1,472,574
Income tax expense	48,054	1,289,219	1,482,343	945,828

Net income	$73,853	$730,149	$1,271,086	$526,746

Average shares outstanding (basic)	9,281,856	9,313,158	9,315,007	9,317,565

Basic earnings per share	$0.01	$0.08	$0.14	$0.06

Average shares outstanding (diluted)	9,333,972	9,363,262	9,359,062	9,355,076

Diluted earnings per share	$0.01	$0.08	$0.14	$0.06

12. Litigation

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

Item 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There have been no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled “Additional Information Regarding the Board of Directors—Biographical Information”, “Executive Officers”, “Section 16(a) Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee,” and “Corporate Governance and Related Matters” in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2004, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2004, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2004 sets forth certain information with respect to the ownership of the Company’s voting securities and are incorporated herein by reference. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” which sets forth certain information with respect to the Company’s equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Certain Transactions” in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2004 sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Independent Auditor” in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2004, sets forth certain information with respect to the fees billed by our independent auditor and the nature of services comprising the fees for each of the two most recent fiscal years and with respect to our audit committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent auditor and is incorporated herein by reference.

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

3.	Listing of exhibits.

The exhibits filed with this report are listed in the Exhibit Index, which is a separate section of this report.

Management Compensatory Plans:

•	Employee Stock Option Plan (Exhibit 10.1)

•	Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.2)

•	Incentive Compensation Plan (Exhibit 10.3)

•	1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.4)

•	2003 Restricted Stock Award Plan (Exhibit 10.6)

•	Form of Restricted Stock Award Agreement (Exhibit 10.7)

(b)	Reports on Form 8-K:

None.

USA TRUCK, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2003

ITEM 14 (d)

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

USA TRUCK, INC.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions- Other (a)	Balance End of Period
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful-accounts	$268,862	$173,200	$(112,326)	$329,736

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful-accounts	$260,771	$42,100	$(34,009)	$268,862

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$303,203	$36,000	$(78,432)	$260,771

(a)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC. (Registrant)

By:	/s/ ROBERT M. POWELL	By:	/s/ JERRY D. ORLER

	Robert M. Powell		Jerry D. Orler
	Chairman and Chief Executive Officer		President

Date: February 27, 2004		Date: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. POWELL Robert M. Powell	Chairman, Chief Executive Officer and Director	February 27, 2004

/s/ JERRY D. ORLER Jerry D. Orler	President and Director	February 27, 2004

/s/ CLIFTON R. BECKHAM Clifton R. Beckham	Senior Vice President – Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	February 27, 2004

/s/ J.B. SPEED James B. Speed	Director	February 27, 2004

/s/ TERRY A. ELLIOTT Terry A. Elliott	Director	February 27, 2004

/s/ JIM L. HANNA Jim L. Hanna	Director	February 27, 2004

/s/ ROLAND S. BOREHAM, JR. Roland S. Boreham, Jr.	Director	February 27, 2004

/s/ JOE D. POWERS Joe D. Powers	Director	February 27, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit
2.01	Asset Purchase Agreement dated as of October 31, 1999 between the Company, as buyer, and CARCO Carrier Corporation doing business as CCC Express, Inc., as seller, and CARCO Capital Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on November 15, 1999).

3.01	Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

3.02	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

3.03	Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

4.01	Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.06	TRAC Lease Commitment Agreement dated January 11, 2000 and accepted January 12, 2000, between the Company and First Union Commercial Corporation, as Lessor (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

4.07	Senior Credit Facility Commitment Letter dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Mercantile Bank, N.A. collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

4.08	Senior Credit Facility Summary of Terms and Conditions dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Mercantile Bank, N.A. collectively as the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000).

4.09	First Union Commercial Corporation Commitment Letter dated October 17, 2000, for the First Amendment to the Equipment TRAC Lease Agreement between the Company and First Union Commercial Corporation, as Lessor (incorporated by reference to Exhibit 4.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2000).

Exhibit Number	Exhibit
4.10	Proposal Exhibit (No. 1) dated October 17, 2000, to the Equipment TRAC Lease Agreement between the Company and First Union Commercial Corporation, as Lessor (incorporated by reference to Exhibit 4.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2000).

4.11	SunTrust Leasing Corporation Commitment Letter dated November 3, 2000, and accepted November 7, 2000, for the First Amendment to the Equipment TRAC Lease Agreement between the Company and SunTrust Leasing Corporation, as Lessor (incorporated by reference to Exhibit 4.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2000).

4.12	Lease Proposal dated November 3, 2000, and accepted November 7, 2000, to the Equipment TRAC Lease Agreement between the Company and SunTrust Leasing Corporation, as Lessor (incorporated by reference to Exhibit 4.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2000).

4.13	First Amended to Senior Credit Facility dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Firstar Bank, N.A. collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.14	First Union Commercial Corporation Commitment Letter dated October 31, 2001, and accepted November 5, 2001, for the Equipment TRAC Lease Agreement between the Company and First Union Commercial Corporation, as Lessor (incorporated by reference to Exhibit 4.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

4.15	Proposal Exhibit (No. 1) dated October 31, 2001, to the Equipment TRAC Lease Agreement between the Company and First Union Commercial Corporation, as Lessor (incorporated by reference to Exhibit 4.15 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

4.16	SunTrust Leasing Corporation Commitment Letter dated October 24, 2001, and accepted November 5, 2001, for the Second Amendment to the Equipment TRAC Lease Agreement between the Company and SunTrust Leasing Corporation, as Lessor (incorporated by reference to Exhibit 4.16 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

4.17	Lease Proposal dated October 24, 2001, and accepted November 5, 2001, to the Equipment TRAC Lease Agreement between the Company and SunTrust Leasing Corporation, as Lessor (incorporated by reference to Exhibit 4.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Exhibit
4.18	Equipment TRAC Lease Commitment Agreement dated November 2, 2001, and accepted November 8, 2001, between the Company and Fleet Capital Corporation, as Lessor (incorporated by reference to Exhibit 4.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

4.19	Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.20	First Union Commercial Corporation Commitment Letter dated October 31, 2002, and accepted November 5, 2002, for the Equipment TRAC Lease Agreement between the Company and First Union Commercial Corporation, as Lessor (incorporated by reference to Exhibit 4.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

4.21	Proposal Exhibit (No. 1) dated October 31, 2002, to the Equipment TRAC Lease Agreement between the Company and First Union Commercial Corporation, as Lessor (incorporated by reference to Exhibit 4.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

4.22	SunTrust Leasing Corporation Commitment Letter dated October 29, 2002, and accepted November 6, 2002, for the Third Amendment to the Equipment TRAC Lease Agreement between the Company and SunTrust Leasing Corporation, as Lessor (incorporated by reference to Exhibit 4.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

4.23	Lease Proposal dated October 29, 2002, and accepted November 6, 2002, to the Equipment TRAC Lease Agreement between the Company and SunTrust Leasing Corporation, as Lessor (incorporated by reference to Exhibit 4.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

4.24	Equipment TRAC Lease Commitment Agreement dated October 21, 2002, and accepted November 5, 2002, between the Company and Fleet Capital Corporation, as Lessor (incorporated by reference to Exhibit 4.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

4.25	Equipment TRAC Lease Commitment Agreement dated November 19, 2002, and accepted November 27, 2002, between the Company and GE Capital Corporation, as Lessor (incorporated by reference to Exhibit 4.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Exhibit
4.26	Proposal Exhibit A dated October 31, 2002, to the Equipment TRAC Lease Agreement between the Company and GE Capital Corporation, as Lessor (incorporated by reference to Exhibit 4.26 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

4.27	Second Amendment to Senior Credit Facility dated June 17, 2003, between the Company and Bank of America, N.A., U.S. Bank, N.A. and SunTrust Bank collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

4.28*	Equipment TRAC Lease Commitment Agreement dated October 29, 2003, and accepted November 12, 2003, between the Company and Fleet Capital Corporation, as Lessor.

4.29*	Equipment TRAC Lease Commitment Agreement dated October 31, 2003, and accepted November 7, 2003, between the Company and Banc One Leasing Corporation, as Lessor.

4.30*	First Union Commercial Corporation Commitment Letter dated November 3, 2003, and accepted December 3, 2003, for the Equipment TRAC Lease Agreement between the Company and First Union Commercial Corporation, as Lessor

4.31*	Proposal Exhibit (No. 1) dated November 3, 2003, to the Equipment TRAC Lease Agreement between the Company and First Union Commercial Corporation, as Lessor.

4.32*	Equipment TRAC Lease Commitment Agreement dated November 5, 2003 between the Company and Key Equipment Finance, as Lessor.

4.33*	SunTrust Leasing Corporation Commitment Letter dated and accepted November 5, 2003, for the Fourth Amendment to the Equipment TRAC Lease Agreement between the Company and SunTrust Leasing Corporation, as Lessor.

4.34*	Lease Proposal dated November 5, 2003, to the Equipment TRAC Lease Agreement between the Company and SunTrust Leasing Corporation, as Lessor.

4.35*	Third Amendment to Senior Credit Facility dated December 30, 2003, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank and Regions Bank collectively as the Lenders.

4.36*	Fourth Amendment to Senior Credit Facility dated January 31, 2004, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank and Regions Bank collectively as the Lenders.

10.1	Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.6 to the Form S-1).

Exhibit Number	Exhibit
10.2	Nonqualified Stock Option Plan for Nonemployee Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1) terminated in January 1997, except with respect to outstanding options.

10.3	Description of Incentive Compensation Plan for executive officers of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1).

10.4	1997 Nonqualified Stock Option Plan for Nonemployee Directors of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-20721, filed with the Securities and Exchange Commission on January 30, 1997).

10.5	Amended and Restated Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

10.6	2003 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).

21	The Company has no significant subsidiaries.

23*	Consent of Ernst & Young LLP, Independent Auditors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.