Form 10-Q
period 2004-03-31
USA TRUCK INC
filed 2004-04-23
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-19858

USA Truck, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	71-0556971
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3200 Industrial Park Road Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of March 31, 2004 is 9,336,546.

INDEX

USA TRUCK, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

USA TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003[1]
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,399	$$1,323
Accounts receivable:
Trade, less allowance for doubtful accounts (2004 – $145; 2003 – $330)	36,211	32,647
Other	4,108	3,162
Inventories	415	425
Deferred income taxes	1,925	2,776
Prepaid expenses and other current assets	6,956	5,208

Total current assets	51,014	45,541
Property and equipment	261,038	245,911
Accumulated depreciation and amortization	(71,232)	(69,117)

	189,806	176,794
Other assets	154	214

Total assets	$240,974	$222,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank drafts payable	$1,267	$1,043
Trade accounts payable	11,868	11,736
Current portion of insurance and claims accruals	7,807	8,428
Accrued expenses	10,428	10,908
Current maturities of long-term debt	9,901	10,847

Total current liabilities	41,271	42,962
Long-term debt, less current maturities	93,003	74,300
Deferred income taxes	25,055	24,757
Insurance and claims accruals, less current portion	3,139	3,034
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized: none issued	—	—
Common stock, $.01 par value; 16,000,000 shares authorized; issued 9,336,546 shares in 2004 and 9,332,546 shares in 2003	93	93
Additional paid-in capital	11,480	11,458
Retained earnings	66,976	65,979
Less treasury stock, at cost (2004 – 433 shares; 2003 – 433 shares)	(2)	(2)
Accumulated other comprehensive loss	(41)	(32)

Total stockholders’ equity	78,506	77,496

Total liabilities and stockholders’ equity	$240,974	$222,549

[1]	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue:
Revenue, before fuel surcharge	$79,506	$65,714
Fuel surcharge	4,097	3,673

	83,603	69,387
Operating expenses and costs:
Salaries, wages and employee benefits	29,483	25,818
Fuel and fuel taxes	17,930	15,391
Depreciation and amortization	8,440	7,450
Operations and maintenance	6,855	5,740
Purchased transportation	6,559	5,534
Insurance and claims	5,952	5,402
Operating taxes and licenses	1,310	1,031
Communications and utilities	786	677
Gain on disposal of revenue equipment	(41)	(4)
Other	3,316	2,891

	80,590	69,930

Operating income (loss)	3,013	(543)
Other expenses (income):
Interest expense	715	690
Other, net	(9)	12

	706	702

Income (loss) before income taxes	2,307	(1,245)
Income tax expense (benefit)	1,310	(97)

Net income (loss)	$997	$(1,148)

Per share information:
Average shares outstanding (Basic)	9,333	9,321

Basic net income (loss) per share	$0.11	$(0.12)

Average shares outstanding (Diluted)	9,384	9,321

Diluted net income (loss) per share	$0.11	$(0.12)

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income (loss)	$997	$(1,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,439	7,450
Provision for doubtful accounts	(187)	32
Deferred income taxes	1,139	511
Gain on disposal of property and revenue equipment	(41)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(4,323)	(3,008)
Inventories, prepaid expenses and other current assets	(1,738)	(1,125)
Bank drafts payable, trade accounts payable and accrued expenses	(745)	300
Other long-term liabilities	105	(13)

Net cash provided by operating activities	3,646	2,995
Investing activities:
Purchases of property and equipment	(26,002)	(485)
Proceeds from disposal of property and revenue equipment	4,592	850
Changes in other assets	60	(7)

Net cash (used in) provided by investing activities	(21,350)	358
Financing activities:
Borrowings under long-term debt	45,448	20,421
Principal payments on long-term debt	(23,743)	(17,835)
Principal payments on capitalized lease obligations	(3,947)	(6,024)
Proceeds from exercise of stock options	22	5
Proceeds from sale of treasury stock	—	15

Net cash provided by (used in) financing activities	17,780	(3,418)

Increase (decrease) in cash and cash equivalents	76	(65)
Cash and cash equivalents:
Beginning of period	1,323	1,238

End of period	$1,399	$1,173

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, under the heading “Risk Factors” in Item 1 of that report.

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

References to the “Company”, “we”, “us”, “our” and words of similar import refer to USA Truck, Inc. and its subsidiary.

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the “Company”) for the year ended December 31, 2003.

Certain reclassifications have been made to the prior year financial statements to conform to the current year’s presentation.

NOTE B – STOCK BASED COMPENSATION

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

Since we have adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for our stock option plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, our pro forma net income would have been as follows:

(in thousands, except per share amounts)

	Three Months ended March 31,
	2004	2003
Net income (loss)	$997	$(1,148)
Pro forma expense	9	18

Pro forma net income (loss)	$988	$(1,166)

Pro forma basic income (loss) per share	$0.11	$(0.13)

Pro forma diluted income (loss) per share	$0.11	$(0.13)

Basic income (loss) per share, as reported	$0.11	$(0.12)

Diluted income (loss) per share, as reported	$0.11	$(0.12)

NOTE C – COMMITMENTS

As of March 31, 2004, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $46.4 million during the remainder of 2004. As part of these commitments, we have contracts remaining for the purchase of 291 tractors and 1,335 trailers during 2004. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment upon advance notice.

In response to a depressed used tractor market, we extended the useful lives and reduced the salvage value on those groups of tractors that would have traded in 2002 under normal used tractor market conditions. We instituted an aggressive trade schedule in 2003 and continue our aggressive trade schedule in 2004 to reduce the average age of our tractor fleet and to resume trading most tractors within 42 months from the date of purchase as we did prior to 2002.

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

In March of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective for variable interest entities commonly referred to as special purpose entities, for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46 did not impact our financial statements and related disclosures.

NOTE E – CONTINGENCIES

We are party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. We maintain insurance covering liabilities in excess of certain self-insured retention levels for bodily injury and property damage claims. Though management believes these claims to be routine and immaterial to our long-term financial position, adverse results of one or more of these claims could have a material adverse effect on our financial position or results of operations.

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

We record derivative financial instruments in the balance sheet as either an asset or liability at fair value, with classification as current or long-term depending on the duration of the instrument.

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

Effective March 27, 2003, we entered into an interest rate swap agreement with a notional amount of $10 million. Under this swap agreement, we pay a fixed rate of 1.99%, while receiving a floating rate equal to the “3-month” LIBOR as of the second London Business Day prior to each floating rate reset date. The floating rate is fixed for the three-month period following each reset date. The floating rate for the period from December 29, 2003 through March 28, 2004 was 1.17%. This interest rate swap agreement terminates on March 27, 2005.

We designated the $10 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. Changes in future cash flows from the interest rate swap will offset changes in interest payments on the first $10 million of our current Senior Credit Facility or future “3-month” LIBOR-based borrowings that reset on the second London Business Day prior to the start of the next interest period. The fair value of the swap agreement was a liability on March 31, 2004 of approximately $68,000.

We reported no gain or loss for the quarter ended March 31, 2004 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement including termination of the swap agreement, swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $10 million may result in a reclassification of any gain or loss reported in other comprehensive income into earnings.

This interest rate swap agreement has been designated as a cash flow hedge. The effective portion of the cumulative gain or loss will be reported as a component of accumulated other comprehensive income or loss in stockholders’ equity and will be reclassified into current earnings by March 27, 2005, the termination date for this swap agreement.

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

NOTE G – RESTRICTED STOCK

On August 22, 2003, our Board of Directors approved the USA Truck, Inc. 2003 Restricted Stock Award Plan (the “Plan”), under which we may issue up to 150,000 shares of common stock as awards of restricted stock to our officers. Awards under the Plan vest over a period of not less than five years. Vesting of awards is also subject to the achievement of such performance goals as may be set by our Board of Directors. The shares of restricted stock are nontransferable prior to vesting. Shares issued as restricted stock awards under the Plan will consist solely of shares of common stock contributed to the Company by our Chief Executive Officer. No previously unissued shares will be issued under the Plan. Any shares not subject to outstanding awards when the Plan terminates, and any shares forfeited after the Plan terminates, will be returned to our Chief Executive Officer.

Both the Plan and the awards made under the Plan are subject to approval by our shareholders at the 2004 annual meeting. If not approved, the Plan will terminate, the awards will be null and void and all shares of common stock contributed by our Chief Executive Officer for purposes of issuance under the Plan will be returned to him.

On August 22, 2003, our Chief Executive Officer contributed 100,000 shares of his common stock to the Company for purposes of issuance under the Plan. On August 22, 2003, we issued an aggregate of 100,000 shares of common stock as restricted stock awards to certain of our officers. Each award will vest in five equal annual increments on March 1 of each year beginning in 2005 and ending in 2009, subject to the achievement of performance goals based on year-over-year increases in retained earnings. The shares of common stock subject to each increment of an award are subject to forfeiture if a recipient’s employment with us is terminated, or if the specified performance goal is not achieved, prior to the increment’s vesting date. An increment may vest with respect to one-half of the shares covered by that increment if 90% of the related performance goal is met. Any forfeited shares will be available for future awards under the Plan. Upon approval by our shareholders, the fair market value of the 100,000 shares of common stock subject to the awards will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. The amount of compensation expense will be adjusted on a quarterly basis based on changes in the market value of our common stock up to the date the shares vest. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. The award of 100,000 shares will be recorded, upon approval of our shareholders, as contributed paid-in capital and unearned compensation based on the fair market value of our stock at the date of shareholder approval.

NOTE H – SEGMENT INFORMATION

We have one reportable segment consisting of two operating divisions, our General Freight division and our USA Logistics division. We aggregate the financial data for those divisions because they have similar economic characteristics and meet the other aggregation criteria of FASB Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). Through our General Freight division, we operate as a dry van truckload carrier transporting general commodities over irregular routes, with a medium length of haul, which is generally defined as between 800 and 1,200 miles per trip. Our USA Logistics division provides comparable dry van truckload services within specific geographic regions and in dedicated fleet operations as well as freight brokerage and third party logistics management services. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a more complete description of these services.

NOTE I – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss)	$997	$(1,148)

Denominator:
Denominator for basic income (loss) per share-Weighted average shares	9,333	9,321
Effect of dilutive securities – stock options	51	—

Denominator for diluted income (loss) per share - Adjusted weighted average and assumed conversions	9,384	9,321

Basic income (loss) per share	$0.11	$(0.12)

Diluted income (loss) per share	$0.11	$(0.12)

Anitdilutive stock options	63	18

NOTE J – COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of net income (loss) plus the market value adjustment on our interest rate swap, which is designated as a cash flow hedge. Comprehensive income (loss) consisted of the following components:

(in thousands)

	Three months ended March 31,
	2004	2003
Net income (loss)	$997	$(1,148)
Fair value of interest rate swap, net of income taxes	(9)	—

Total comprehensive income (loss)	$988	$(1,148)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.

Overview

We operate in the for hire truckload segment of the trucking industry. Shippers of freight in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that shipper’s freight until delivery. We charge shippers for these services on a per-mile basis. We have two operating divisions through which we provide these services, and we aggregate the financial data for those divisions for purposes of our public reporting in accordance with SFAS 131. We refer to our two operating divisions internally as our General Freight division and our USA Logistics division.

General Freight Division. Our General Freight division provides truckload freight services as a medium-haul common carrier. In the truckload industry, companies whose average length of haul is more than 800 miles but less than 1,200 miles are often referred to as medium-haul carriers. Our average length of haul has been within that range throughout our history. We have provided general freight services since our inception, and we derive the largest portion of our revenues from these services.

USA Logistics Division. Our USA Logistics division provides four basic services to our customers: dedicated freight, regional freight, third party logistics and brokerage services. The phrases “dedicated freight” and “regional freight” refer to variations of our traditional general freight services. Third party logistics and brokerage services are supplementary services that we provide as a complement to our truckload freight services.

Dedicated freight services are truckload freight services we provide pursuant to contracts with our customers under which we agree to make our equipment available for shipments over particular routes at specified times and dates. Regional freight refers to truckload freight services that involve a length of haul that is generally less than 500 miles. It is not always possible to operate at full capacity entirely within the General Freight division’s medium haul range. For this reason, and in order to aid in driver recruitment and retention, we have recently begun to accept shipments that originate and terminate within a smaller geographic area; specifically, the areas around two of our facilities, with lengths of haul generally less than 500 miles.

In connection with third party logistics services, we provide a variety of freight handling services for our customers, including arranging for the transportation of freight. Our freight brokerage services involve matching a customer’s shipments with available equipment of other truckload carriers, when it is not feasible to use our own equipment. We began providing third party logistics and brokerage services to meet the demands of our freight customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a significant majority of our third party logistics and brokerage customers have also engaged us to provide truckload freight services.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The most significant accounting policies and estimates that affect our financial statements include the following:

•	Revenue recognition based on relative transit time in each period and direct expenses as incurred. A portion of the total revenue that we bill to the customer once a load is delivered is recognized in each reporting period based on the estimated percentage of the delivery service that has been completed at the end of the reporting period.

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. We operate a significant number of tractors and trailers in connection with our business. We may purchase this equipment or acquire it under capital leases. We depreciate purchased equipment on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We initially record equipment acquired under capital leases at the net present value of the minimum lease payments and amortize it on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from three years to ten years. We estimate the salvage value at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal. We monitor used tractor and trailer values and adjust depreciable lives, depreciation expense and salvage values of our tractors and trailers as necessary to keep their values in line with expected market values at the time of disposal.

•	Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. We record both current and long-term claims accruals at the estimated ultimate payment amounts based on individual case estimates. The current portion reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates of ultimate payment amounts and the determinations of the current portion of each claim we rely on past experience with similar claims, negative or positive developments in the case and similar factors. We re-evaluate these estimates and determinations each quarter based on developments that occur and new information that becomes available during the quarter.

•	Allowance for doubtful accounts. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for potential credit losses based upon our loss history and aging analysis. Such losses have been within our expectations. Accounts receivable are derived from a diversified customer base that results in a lack of concentration of credit risk.

•	Stock based compensation. Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

Revenues from our third party logistics and brokerage services have increased in recent periods. These services do not typically involve the use of our tractors and trailers. Therefore, the increase in these revenues tends to cause expenses related to our operations that do involve our equipment — including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits, and insurance and claims expense — to decrease as a percentage of revenue. Since the increase in these revenues generally affects all such expenses, as a percentage of revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.

The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Revenue, before fuel surcharge	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	37.1	39.3
Fuel and fuel taxes (1)	17.4	17.8
Depreciation and amortization	10.6	11.4
Operations and maintenance	8.6	8.7
Purchased transportation	8.3	8.4
Insurance and claims	7.5	8.2
Operating taxes and licenses	1.6	1.6
Communications and utilities	1.0	1.0
Gain on disposal of revenue equipment	(0.1)	—
Other	4.2	4.4

	96.2	100.8

Operating income (loss)	3.8	(0.8)
Other expenses (income):
Interest expense	0.9	1.1
Other, net	—	—

	0.9	1.1

Income (loss) before income taxes	2.9	(1.9)
Income tax expense (benefit)	1.6	(0.2)

Net income (loss)	1.3%	(1.7)%

(1)	Net of fuel surcharge

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Operating revenue, before fuel surcharge, increased 21.0% from $65.7 million in the first quarter of 2003 to $79.5 million in the same quarter of 2004. This increase was due primarily to an increase of 10.7% in the average number of tractors operated from 1,898 (including 37 owner-operators) in the first quarter of 2003 to 2,102 (including 41 owner-operators) in the same quarter of 2004, an increase in average revenue per mile, as described in the following paragraph, a 2.3% increase in the average miles per tractor per week from 2,263 in the first quarter of 2003 to 2,316 in the same quarter of 2004 and an increase in third party logistics and brokerage revenues.

Average revenue per mile, before fuel surcharge, increased 5.1% from $1.214 in the first quarter of 2003 to $1.276 in the same quarter of 2004 due primarily to an increase in the average rate per mile charged to customers. The number of shipments increased 19.2% from 65,282 in the first quarter of 2003 to 77,820 in the same quarter of 2004. The empty mile factor decreased from 9.17% of paid miles in the first quarter of 2003 to 8.71% of paid miles in the same quarter of 2004. The decreased empty mile factor was primarily the result of improved freight demand in our operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there were few available outbound loads.

The decrease in salaries, wages and employee benefits expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the above-mentioned increase in the average revenue per mile, before fuel surcharge, and our implementing a reduction in the drivers’ pay rate per mile in December 2002, the impact of which was not fully realized in the first quarter of 2003.

The decrease in fuel and fuel taxes costs, as a percentage of revenue, before fuel surcharge, was primarily due to a decrease in the net price of diesel fuel (retail price less fuel surcharge recovery) per gallon from the first quarter of 2003 compared to the same quarter of 2004, and to a lesser extent, an increase in our owner-operator fleet. The effects were partially offset by a decrease in our tractor fleet’s average miles per gallon as a result of the introduction of EPA-mandated exhaust gas recirculation engines into our fleet.

The decrease in depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, was due to the above-mentioned increases in the average miles per tractor per week and average revenue per mile, the effects of which were partially offset by increased depreciation expense on new revenue equipment.

The decrease in insurance and claims expense, as a percent of revenue, before fuel surcharge, was primarily due to reductions in costs associated with cargo claims and workers’ compensation claims. These effects were partially offset by an increase in costs associated with physical damage to our equipment.

Our effective tax rate increased from 7.8% in the first quarter of 2003 to 56.8% in the same quarter of 2004. The effective rates varied from the statutory federal tax rate of 34% primarily due to state income taxes and certain non-deductible expenses including per diem payments. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. Due to the partially nondeductible effect of per diem payments, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure. Per diem pay is slightly lower than the foregone portion of salary and this difference, together with certain tax benefits, results in savings to us.

Seasonality

In the trucking industry generally, revenues decrease as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses increase, due primarily to decreased fuel efficiency and increased maintenance costs. Future revenues could be impacted if customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings. Historically, many of our customers have closed their plants for maintenance or other reasons during January and July.

Inflation

Although most of our operating expenses are inflation sensitive, with increases in inflation generally resulting in increased operating costs and expenses, the effect of inflation on revenue and operating costs has been minimal in recent years. The effect of inflation-driven cost increases on our overall operating costs are not expected to be greater for us than for our competitors.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and historically we have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

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

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new equipment. We have financed new tractor and trailer purchases with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Senior Credit Facility. We use our Senior Credit Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $3.6 million for the first quarter of 2004 and $3.0 million for the same period of 2003.

Our Senior Credit Facility, as amended, provides a working capital line of credit of $75.0 million, including letters of credit not exceeding $10.0 million, and includes an accordion feature that allows us, at our option, to increase the facility to $90.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank, U.S. Bank and Regions Bank are participants in the Senior Credit Facility. As of March 31, 2004, approximately $18.4 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 30, 2007. At any time prior to April 30, 2007, subject to certain conditions, we have the option to convert the balance outstanding on the Senior Credit Facility to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lender’s prime rate, the federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The effective interest rate on our borrowings under the credit facility for the quarter ended March 31, 2004 was 2.69%. We have hedged a portion of our exposure to the volatility in variable interest rates by entering into an interest rate swap agreement effective March 27, 2003, on a notional amount of $10 million. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. As of March 31, 2004 the rate was 0.20%. This credit facility is collateralized by accounts receivable and otherwise unencumbered tractors, trailers and other equipment.

On March 31, 2004, we had debt obligations of approximately $102.9 million, including amounts borrowed under the Senior Credit Facility and approximately $47.7 million of capital lease obligations. Approximately $9.9 million of these debt obligations were current obligations. During the quarter ended March 31, 2004, we made borrowings under the Senior Credit Facility and lease commitments of $45.4 million, while retiring $27.7 million in debt under these facilities. The borrowings had an average interest rate of approximately 2.8% while the retired debt had an average interest rate of approximately 3.0%.

During the quarter ended March 31, 2004, we made $26.0 million in capital expenditures including equipment purchases under capital lease arrangements, $25.7 million of which we used for revenue equipment and the balance of $0.3 million we used for maintenance and office equipment and facility improvements.

We planned significant capital expenditures throughout 2004, primarily to modernize our aging revenue equipment fleet. At March 31, 2004, we planned to make approximately $90.3 million in gross capital expenditures during the remainder of 2004 ($74.9 million net of estimated proceeds on the sale or trade of revenue equipment). We were committed to spend $46.4 million and budgeted to spend an additional $34.6 million of this gross amount for revenue equipment in 2004. We expect to use the balance of our planned capital expenditures for 2004, in the amount of approximately $9.3 million, for facility improvements and maintenance and office equipment. We can cancel these commitments to purchase revenue equipment upon advance notice. We believe that the proceeds from our traditional sources of capital will be sufficient to fund the expenditures we anticipate making in 2004. We restructured the Senior Credit Facility in 2003 to meet our future expenditure needs and may consider additional financing sources, possibly including public or private offerings of securities.

The following table represents our outstanding contractual obligations at March 31, 2004, excluding letters of credit:

Payments Due By Period

(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$55,189	$—	$—	$55,189	$—
Capital lease obligations (2)	50,246	12,539	30,556	7,151	—
Purchase obligations (3)	46,372	46,372	—	—	—

Total	$151,807	$58,911	$30,556	$62,340	$—

(1)	Long-term debt obligations consist of our Senior Credit Facility that matures on April 30, 2007 as described above.

(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.

(3)	Purchase obligations are cancelable by us contingent upon advance notice.

New Accounting Pronouncements

See Note D to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Senior Credit Facility. The Senior Credit Facility, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At March 31, 2004, the Company had $56.6 million outstanding pursuant to the Senior Credit Facility including letters of credit.

In an effort to manage the risks associated with changing interest rates, we entered into an interest rate swap agreement effective March 27, 2003 on a notional amount of $10 million. The transaction is intended to provide interest rate protection for us by creating an interest rate neutral position on a portion of our outstanding balance under our Senior Credit Facility by specifically matching notional amounts, maturity dates and interest rate indices, and does not provide us with any additional borrowing capacity. Details regarding the swap, as of March 31, 2004, are as follows:

Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2) (3)
$10 million	March 27, 2005	1.99%	1.17%	$(68,000)

(1)	LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2)	The fair value is an estimated amount that we would have paid at March 31, 2004 to terminate the agreement.

(3)	The swap value changed from approximately $(52,000) at December 31, 2003. The fair value is impacted by changes in rates of similarly termed Treasury instruments.

Foreign Currency Exchange Rate Risk. All customers are required to pay for our services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Commodity Price Risk. Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not have any long-term fuel purchase contracts, and we have not entered into any other hedging arrangements, that protect us against fuel price increases. Volatile fuel prices and potential increases in fuel taxes will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. These costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

Item 4.	Controls and Procedures

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

FORM 10-Q

USA TRUCK, INC.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(A)	Exhibits

10.3	Executive Profit-Sharing Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA Truck, Inc. (Registrant)

Date:	April 23, 2004	/s/ ROBERT M. POWELL

Robert M. Powell Chairman and Chief Executive Officer

Date:	April 23, 2004	/s/ JERRY D. ORLER

Jerry D. Orler President

Date:	April 23, 2004	/s/ CLIFTON R. BECKHAM

Clifton R. Beckham Senior Vice President - Finance, Chief Financial Officer and Secretary

FORM 10-Q

INDEX TO EXHIBITS

USA TRUCK, INC.

Exhibit Number	Exhibit
10.3	Executive Profit-Sharing Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.