Form 10-Q
period 2004-06-30
USA TRUCK INC
filed 2004-07-23
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of June 30, 2004 is 9,337,846.

INDEX

USA TRUCK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

USA TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 2003[1]
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,327	$1,323
Accounts receivable:
Trade, less allowance for doubtful accounts (2004 – $157; 2003 – $330)	39,853	32,647
Other	4,853	3,162
Inventories	489	425
Deferred income taxes	3,372	2,776
Prepaid expenses and other current assets	5,018	5,208

Total current assets	54,912	45,541

Property and equipment	284,213	245,911
Accumulated depreciation and amortization	(75,005)	(69,117)

Property and equipment, net	209,208	176,794
Other assets	153	214

Total assets	$264,273	$222,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank drafts payable	$2,095	$1,043
Trade accounts payable	19,077	11,736
Current portion of insurance and claims accruals	9,443	8,428
Accrued expenses	11,875	10,908
Current maturities of long-term debt	13,754	10,847

Total current liabilities	56,244	42,962

Long-term debt, less current maturities	98,409	74,300
Deferred income taxes	26,371	24,757
Insurance and claims accruals, less current portion	3,244	3,034

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized: none issued	—	—
Common stock, $.01 par value; 16,000,000 shares authorized; issued 9,337,846 shares in 2004 and 9,332,546 shares in 2003	93	93
Additional paid-in capital	12,650	11,458
Retained earnings	68,314	65,979
Less treasury stock, at cost (2004 – 433 shares; 2003 – 433 shares)	(2)	(2)
Accumulated other comprehensive loss	(4)	(32)
Unearned compensation	(1,046)	—

Total stockholders’ equity	80,005	77,496

Total liabilities and stockholders’ equity	$264,273	$222,549

[1]	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Revenue, before fuel surcharge	$85,800	$72,265	$165,306	$137,979
Fuel surcharge	5,834	3,131	9,931	6,804

Total revenue	91,634	75,396	175,237	144,783

Operating expenses and costs:
Salaries, wages and employee benefits	31,964	27,783	61,725	53,943
Fuel and fuel taxes	19,233	13,821	37,163	29,212
Depreciation and amortization	8,805	7,499	17,244	14,949
Purchased transportation	7,890	6,556	14,449	12,091
Insurance and claims	7,532	4,253	13,207	9,312
Operations and maintenance	6,721	6,182	13,576	11,921
Operating taxes and licenses	1,490	1,177	2,800	2,208
Communications and utilities	655	747	1,440	1,424
Gain on disposal of revenue equipment, net	(60)	(377)	(101)	(381)
Other	3,698	3,402	7,014	6,293

Total operating expenses	87,928	71,043	168,517	140,972

Operating income	3,706	4,353	6,720	3,811
Other expenses:
Interest expense	773	598	1,488	1,288
Other, net	19	40	11	53

	792	638	1,499	1,341

Income before income taxes	2,914	3,715	5,221	2,470
Income tax expense	1,575	1,862	2,885	1,765

Net income	$1,339	$1,853	$2,336	$705

Per share information:
Average shares outstanding (Basic)	9,274	9,327	9,302	9,322

Basic net income per share	$0.14	$0.20	$0.25	$0.08

Average shares outstanding (Diluted)	9,389	9,352	9,385	9,344

Diluted net income per share	$0.14	$0.20	$0.25	$0.08

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$2,336	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,244	14,949
Provision for doubtful accounts	(175)	124
Deferred income taxes	1,046	107
Amortization of unearned compensation	117	—
Gain on disposal of property and revenue equipment	(101)	(381)
Changes in operating assets and liabilities:
Accounts receivable	(8,722)	(6,640)
Inventories, prepaid expenses and other current assets	126	332
Bank drafts payable, trade accounts payable and accrued expenses	6,028	4,653
Other long-term liabilities	210	128

Net cash provided by operating activities	18,109	13,977
Investing activities:
Purchases of property and equipment	(46,440)	(9,236)
Proceeds from disposal of property and revenue equipment, net	9,919	2,889
Changes in other assets	61	(1)

Net cash used in investing activities	(36,460)	(6,348)
Financing activities:
Borrowings under long-term debt	92,988	42,072
Principal payments on long-term debt	(67,974)	(37,399)
Principal payments on capitalized lease obligations	(6,688)	(12,361)
Proceeds from exercise of stock options	29	30
Proceeds from sale of treasury stock	—	30

Net cash provided by (used in) financing activities	18,355	(7,628)

Increase in cash and cash equivalents	4	1
Cash and cash equivalents:
Beginning of period	1,323	1,238

End of period	$1,327	$1,239

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$437	$498

Income taxes	$2,544	$23

Supplemental schedule of non-cash investing activities:
Liability incurred for leases on revenue equipment	$8,689	$5,006

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

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

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

References to the “Company,” “we,” “us,” “our” and words of similar import refer to USA Truck, Inc. and its subsidiary.

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the “Company”) for the year ended December 31, 2003.

NOTE B – STOCK BASED COMPENSATION

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

We have adopted the disclosure-only provisions of SFAS 123 for our stock option plans, therefore, no compensation cost has been recognized. However, we have recognized $0.1 million, net of tax, of compensation expense related to our restricted stock plan (See Note G). Had compensation cost for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, our pro forma net income would have been as follows:

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,339	$1,853	$2,336	$705
Pro forma expense	41	18	51	36

Pro forma net income	$1,298	$1,835	$2,285	$669

Pro forma basic earnings per share	$0.14	$0.20	$0.24	$0.07
Pro forma diluted earnings per share	$0.14	$0.20	$0.24	$0.07
Basic income per share, as reported	$0.14	$0.20	$0.25	$0.08
Diluted income per share, as reported	$0.14	$0.20	$0.25	$0.08

NOTE C – COMMITMENTS

As of June 30, 2004, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $56.4 million for the remainder of 2004. As part of these commitments, we have contracts remaining for the purchase of 464 tractors and 1,100 trailers during 2004. Either the Company or the vendor may cancel these contracts within a certain time period before delivery of the equipment upon advance notice.

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

We are also committed to spend $4.0 million for the remainder of 2004 on facility expansions.

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

In March of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective for variable interest entities, commonly referred to as special purpose entities, for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46 did not impact our financial statements and related disclosures.

NOTE E – CONTINGENCIES

We are party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. We maintain insurance covering liabilities in excess of certain self-insured retention levels for bodily injury and property damage claims. Though management believes these claims to be routine and immaterial to our long-term financial position, adverse results of one or more of these claims could have a material adverse effect on our financial position or results of operations. During the quarter ended June 30, 2004, we experienced an adverse jury verdict related to an accident that occurred in 2002 which resulted in a judgment that exceeded the Company’s previously estimated reserve by approximately $1.6 million. While we are exploring appellate options, we have adjusted the reserves to reflect the verdict.

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

Effective March 27, 2003, we entered into an interest rate swap agreement with a notional amount of $10 million. Under this swap agreement, we pay a fixed rate of 1.99%, while receiving a floating rate equal to the “3-month” LIBOR as of the second London Business Day prior to each floating rate reset date (1.59% as of June 30, 2004). The floating rate is fixed for the three-month period following each reset date. This interest rate swap agreement terminates on March 27, 2005.

We designated the $10 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. Changes in future cash flows from the interest rate swap will offset changes in interest payments on the first $10 million of our current Senior Credit Facility or future “3-month” LIBOR-based borrowings that reset on the second London Business Day prior to the start of the next interest period. The fair value of the swap agreement was a liability on June 30, 2004 of approximately $7,000.

We reported no gain or loss for the quarter ended June 30, 2004 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement including termination of the swap agreement, swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $10 million may result in a reclassification of any gain or loss reported in other comprehensive income into earnings.

This interest rate swap agreement has been designated as a cash flow hedge. The effective portion of the cumulative gain or loss will be reported as a component of accumulated other comprehensive income or loss in stockholders’ equity and will be reclassified into current earnings by March 27, 2005, the termination date for this swap agreement.

The measurement of hedge effectiveness is based upon a comparison of the floating-rate component of the swap and the hedged floating-rate on the underlying liability. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable component of the swap and the present value of the cumulative change in the expected future interest cash flows on the floating-rate liability.

NOTE G – RESTRICTED STOCK

On August 22, 2003, our Board of Directors approved the USA Truck, Inc. 2003 Restricted Stock Award Plan (the “Plan”), under which we may issue up to 150,000 shares of common stock as awards of restricted stock to our officers. Both the Plan and the awards made under the Plan were approved by our shareholders on May 5, 2004. Awards under the Plan vest over a period of not less than five years. Vesting of awards is also subject to the achievement of such performance goals as may be set by our Board of Directors. The shares of restricted stock are nontransferable prior to vesting. Shares issued as restricted stock awards under the Plan will consist solely of shares of common stock contributed to the Company by our Chief Executive Officer. No previously unissued shares will be issued under the Plan. Any shares not subject to outstanding awards when the Plan terminates, and any shares forfeited after the Plan terminates, will be returned to our Chief Executive Officer.

On August 22, 2003, our Chief Executive Officer contributed 100,000 shares of his common stock to the Company for purposes of issuance under the Plan. On August 22, 2003, we issued an aggregate of 100,000 shares of common stock as restricted stock awards to certain of our officers. Each award will vest in five equal annual increments on March 1 of each year beginning in 2005 and ending in 2009, subject to the achievement of performance goals based on year-over-year increases in retained earnings. The shares of common stock subject to each increment of an award are subject to forfeiture if a recipient’s employment with us is terminated, or if the specified performance goal is not achieved, prior to the increment’s vesting date. An increment may vest with respect to one-half of the shares covered by that increment if 90% of the related performance goal is met. Any forfeited shares will be available for future awards under the Plan. With the approval of the Plan by our shareholders, the fair market value of the 100,000 shares of common stock contributed for the plan totaling $1.2 million was recognized as contributed paid-in capital. The unvested shares granted under the plan are reflected as unearned compensation in stockholders’ equity. The unearned compensation will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. The amount of compensation expense will be adjusted on a quarterly basis based on changes in the market value of our common stock up to the date the shares vest. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. During the quarter ended June 30, 2004, we recognized $0.1 million of compensation expense related to the Plan.

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

NOTE I – RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements to conform to the current year’s presentation.

NOTE J – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,339	$1,853	$2,336	$705

Denominator:
Denominator for basic income per share-Weighted average shares	9,274	9,327	9,302	9,322
Effect of dilutive securities – Restricted Stock Award Plan	63	—	31	—
Effect of dilutive securities – stock options	52	25	51	22

Denominator for diluted income per share-Adjusted weighted average and assumed conversions	9,389	9,352	9,385	9,344

Basic income per share	$0.14	$0.20	$0.25	$0.08

Diluted income per share	$0.14	$0.20	$0.25	$0.08

Anitdilutive stock options	285	63	285	63

NOTE K – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus the market value adjustment on our interest rate swap, which is designated as a cash flow hedge. Comprehensive income consisted of the following components:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,339	$1,853	$2,336	$705
Change in fair value of interest rate swap, net of income taxes	36	(67)	27	(67)

Total comprehensive income	$1,375	$1,786	$2,363	$638

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

The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue, before fuel surcharge	100.0%	100.0%	100.0%	100.0%

Operating expenses and costs:
Salaries, wages and employee benefits	37.3	38.4	37.3	39.1
Fuel and fuel taxes (1)	15.6	14.8	16.5	16.2
Depreciation and amortization	10.3	10.4	10.4	10.8
Purchased transportation	9.2	9.1	8.7	8.8
Insurance and claims	8.8	5.9	8.0	6.7
Operations and maintenance	7.8	8.6	8.2	8.6
Operating taxes and licenses	1.7	1.6	1.7	1.6
Communications and utilities	0.8	1.0	0.9	1.0
Gain on disposal of revenue equipment, net	(0.1)	(0.5)	(0.1)	(0.3)
Other	4.3	4.7	4.3	4.7

	95.7	94.0	95.9	97.2

Operating income	4.3	6.0	4.1	2.8
Other expenses:
Interest expense	0.9	0.8	0.9	1.0
Other, net	—	0.1	—	—

	0.9	0.9	0.9	1.0

Income before income taxes	3.4	5.1	3.2	1.8
Income tax expense	1.8	2.5	1.8	1.3

Net income	1.6%	2.6%	1.4%	0.5%

(1)	Net of fuel surcharge

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Operating revenue, before fuel surcharge, increased 18.7% from $72.3 million in the second quarter of 2003 to $85.8 million in the same quarter of 2004. This increase was due primarily to an increase of 14.8% in the average number of tractors operated from 1,896 (including 35 owner-operators) in the second quarter of 2003 to 2,177 (including 45 owner-operators) in the same quarter of 2004 and an increase in average revenue per mile, as described in the following paragraph.

Average revenue per mile, before fuel surcharge, increased 4.9% from $1.240 in the second quarter of 2003 to $1.301 in the same quarter of 2004 due primarily to an increase in the average rate per mile charged to customers. The number of shipments increased 18.8% from 70,644 in the second quarter of 2003 to 83,935 in the same quarter of 2004. The empty mile factor decreased from 9.24% of paid miles in the second quarter of 2003 to 8.01% of paid miles in the same quarter of 2004. The decreased empty mile factor was primarily the result of improved freight demand in our operating areas.

The decrease in salaries, wages and employee benefits expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the above-mentioned increase in the average revenue per mile, before fuel surcharge. The effects of which were partially offset by an increase in the cost of employee benefits.

The increase in fuel and fuel taxes, as a percentage of revenue, before fuel surcharge, was primarily due to a 4.25% decrease in our tractor fleet’s average miles per gallon as a result of the increased number of EPA-mandated exhaust gas recirculation engines in our fleet and, to a lesser extent, a 7.18% increase in the net price of diesel fuel (retail price less fuel surcharge recovery) per gallon from the second quarter of 2003 compared to the same quarter of 2004. These factors were partially offset by an increase in our owner-operator fleet and an increase in average revenue per mile, before fuel surcharge.

The increase in insurance and claims expense, as a percent of revenue, before fuel surcharge, was primarily due to an increase in self-insured accident claim costs. The majority of the increased expense resulted from a single adverse jury verdict in a vehicular accident trial that concluded in early June. The judgment exceeded the previously estimated reserves by approximately $1.6 million. While we are exploring appellate options, we have adjusted the reserves to reflect the verdict. The effects of the adjustment were partially offset by an increase in average revenue per mile, before fuel surcharge.

The decrease in operations and maintenance expense, as a percentage of revenue, before fuel surcharge, was primarily due to decreased maintenance costs resulting from the reduced average ages of our tractor and trailer fleets from 30 and 55 months, respectively, at June 30, 2003 compared to 20 and 50 months, respectively, at June 30, 2004 and, to a lesser extent, the increase in average revenue per mile, before fuel surcharge.

Our effective tax rate increased from 50.1% in the second quarter of 2003 to 54.1% in the same quarter of 2004. The effective rates varied from the statutory federal tax rate of 34% due to state income taxes and certain non-deductible expenses, primarily per diem payments. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes. As a result, salaries, wages, and benefits are slightly lower, and the Company’s effective income tax rate is higher.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Operating revenue, before fuel surcharge, increased 19.8% from $138.0 million in the six months ended June 30, 2003 to $165.3 million for the same period of 2004. This increase was due primarily to an increase of 12.8% in the average number of tractors operated from 1,897 (including 36 owner-operators) in the six months ended June 30, 2003 to 2,140 (including 43 owner-operators) for the same period of 2004, an increase in average revenue per mile, as described in the following paragraph and, to a lesser extent, an increase in the miles per tractor per week.

Average revenue per mile, before fuel surcharge, increased 5.0% from $1.228 in the six months ended June 30, 2003 to $1.289 for the same period of 2004 due primarily to an increase in the average rate per mile charged to customers. The number of shipments increased 19.0% from 135,926 in the six months ended June 30, 2003 to 161,755 for the same period of 2004. The empty mile factor decreased from 9.20% of paid miles in the six months ended June 30, 2003 to 8.35% of paid miles for the same period of 2004. The decreased empty mile factor was primarily the result of improved freight demand in our operating areas.

The decrease in salaries, wages and employee benefits expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the above-mentioned increase in the average revenue per mile, before fuel surcharge.

The increase in fuel and fuel taxes, as a percentage of revenue, before fuel surcharge, was primarily due to a 3.87% decrease in our tractor fleet’s average miles per gallon as a result of the increased number of EPA-mandated exhaust gas recirculation engines in our fleet and, to a lesser extent, a 2.37% increase in the net price of diesel fuel (retail price less fuel surcharge recovery) per gallon from the six months ended June 30, 2003 compared to the same period of 2004. These factors were partially offset by an increase in our owner-operator fleet and an increase in average revenue per mile, before fuel surcharge.

The increase in insurance and claims expense, as a percent of revenue, before fuel surcharge, was primarily due to an increase in accident damage to our own equipment and, to a lesser extent, an increase in bodily injury and property damage expense. The effects were partially offset by an increase in average revenue per mile, before fuel surcharge.

The decrease in operations and maintenance expense, as a percentage of revenue, before fuel surcharge, was primarily due to decreased maintenance costs resulting from the reduced average ages of our tractor and trailer fleets from 30 and 54 months, respectively, at June 30, 2003 compared to 20 and 45 months, respectively, at June 30, 2004 and, to a lesser extent, the increase in average revenue per mile, before fuel surcharge.

Our effective tax rate decreased from 71.5% in the six months ended June 30, 2003 to 55.3% for the same period of 2004. The effective rates varied from the statutory federal tax rate of 34% due to state income taxes and certain non-deductible expenses, primarily per diem payments.

Seasonality

In the trucking industry, revenues generally decrease as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses increase, due primarily to decreased fuel efficiency and increased maintenance costs. Future revenues could be impacted if customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings. Historically, many of our customers have closed their plants for maintenance or other reasons during January and July.

Inflation

Although most of our operating expenses are inflation sensitive, with increases in inflation generally resulting in increased operating costs and expenses, the effect of inflation on revenue and operating costs has been minimal in recent years. The effect of inflation-driven cost increases on our overall operating costs is not expected to be greater for us than for our competitors.

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

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new equipment. We have financed new tractor and trailer purchases with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Senior Credit Facility. We use our Senior Credit Facility to manage our cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $18.1 million for the six months ended June 30, 2004 and $14.0 million for the same period in 2003.

Our Senior Credit Facility, as amended, provides a working capital line of credit of $75.0 million, including letters of credit not exceeding $10.0 million, and includes an accordion feature that allows us, at our option, to increase the facility to $90.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank, U.S. Bank and Regions Bank are participants in the Senior Credit Facility. As of June 30, 2004, approximately $15.1 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 30, 2007. At any time prior to April 30, 2007, subject to certain conditions, we have the option to convert the balance outstanding on the Senior Credit Facility to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lender’s prime rate, the federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The effective interest rate on our borrowings under the credit facility as of June 30, 2004, was 2.61%. We have hedged a portion of our exposure to the volatility in variable interest rates by entering into an interest rate swap agreement effective March 27, 2003, on a notional amount of $10 million. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. As of June 30, 2004 the rate was 0.25%. This credit facility is collateralized by accounts receivable and otherwise unencumbered tractors, trailers and other equipment.

On June 30, 2004, we had debt obligations of approximately $112.2 million, including amounts borrowed under the Senior Credit Facility and approximately $53.7 million of capital lease obligations. Approximately $13.8 million of these debt obligations were current obligations. During the six months ended June 30, 2004, we made borrowings under the Senior Credit Facility and lease commitments of $101.7 million, while retiring $74.7 million in debt under these facilities. The borrowings had an average interest rate of approximately 2.4% while the retired debt had an average interest rate of approximately 2.7%.

During the six months ended June 30, 2004, we made $59.5 million in capital expenditures including equipment purchases under capital lease arrangements, $58.8 million of which we used for revenue equipment and the balance of $0.7 million we used for maintenance and office equipment and facility improvements.

We planned significant capital expenditures throughout 2004, primarily to reduce the average age of our revenue equipment fleet. At June 30, 2004, we planned to make approximately $65.2 million in gross capital expenditures during the remainder of 2004 ($48.0 million net of estimated proceeds on the sale or trade of revenue equipment). We were committed to spend $56.4 million and budgeted to spend an additional $0.1 million of this gross amount for revenue equipment in 2004. We were committed to spend $4.0 million of the balance of our planned capital expenditures for 2004 on facility expansions and budgeted to spend the remaining $4.7 million on facility improvements and maintenance and office equipment. We can cancel these commitments to purchase revenue equipment upon advance notice. We believe that the proceeds from our traditional sources of capital will be sufficient to fund the expenditures we anticipate making in 2004. We restructured the Senior Credit Facility in 2004 to meet our future expenditure needs and may consider additional financing sources, possibly including public or private offerings of securities. Revenue equipment trading activity may cause significant fluctuations in trade accounts payable and other accounts receivable from period to period, as we record amounts we owe for purchased equipment in trade accounts payable and amounts due us for equipment disposed of in other accounts receivable.

The following table represents our outstanding contractual obligations at June 30, 2004, excluding letters of credit:

Payments Due By Period

(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$58,498	$—	$—	$58,498	$—
Capital lease obligations (2)	56,679	18,383	33,171	5,125	—
Purchase obligations (3)	60,340	60,340	—	—	—

Total	$175,517	$78,723	$33,171	$63,623	$—

(1)	Long-term debt obligations consist of our Senior Credit Facility that matures on April 30, 2007 as described above.
(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.
(3)	Purchase obligations are cancelable by us upon advance notice.

New Accounting Pronouncements

See Note D to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Senior Credit Facility. The Senior Credit Facility, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At June 30, 2004, the Company had $59.9 million outstanding pursuant to the Senior Credit Facility including letters of credit.

In an effort to manage the risks associated with changing interest rates, we entered into an interest rate swap agreement effective March 27, 2003 on a notional amount of $10 million. The transaction is intended to provide interest rate protection for us by creating an interest rate neutral position on a portion of our outstanding balance under our Senior Credit Facility by specifically matching notional amounts, maturity dates and interest rate indices, and does not provide us with any additional borrowing capacity. Details regarding the swap, as of June 30, 2004, are as follows:

Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2) (3)
$10 million	March 27, 2005	1.99%	1.59%	$(7,000)

(1)	LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.
(2)	The fair value is an estimated amount that we would have paid at June 30, 2004 to terminate the agreement.
(3)	The swap value changed from approximately $(52,000) at December 31, 2003. The fair value is impacted by changes in rates of similarly termed Treasury instruments.

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

FORM 10-Q

USA TRUCK, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 5, 2004. At the meeting, the stockholders elected the people set forth in the table below to serve as directors for a term expiring at the 2007 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Robert M. Powell	8,356,895	293,251	-0-
James B. Speed	8,366,830	283,316	-0-

At the meeting, the stockholders approved the 2003 Restricted Stock Award Plan. The votes on such approval are set forth in the table below:

Name	Votes For	Votes Against	Broker Non-Votes	Abstentions
2003 Restricted Stock Award Plan	7,562,429	380,515	702,003	5,199

At the meeting, the stockholders approved the 2004 Equity Incentive Plan. The votes on such approval are set forth in the table below:

Name	Votes For	Votes Against	Broker Non-Votes	Abstentions
2004 Equity Incentive Plan	6,989,356	942,535	702,003	16,252

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date: July 23, 2004	/s/ ROBERT M. POWELL
Robert M. Powell
Chairman and Chief
Executive Officer

Date: July 23, 2004	/s/ JERRY D. ORLER
Jerry D. Orler
President

Date: July 23, 2004	/s/ CLIFTON R. BECKHAM
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