Form 10-Q
period 2004-09-30
USA TRUCK INC
filed 2004-10-22
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of October 19, 2004 is 9,340,646.

INDEX

USA TRUCK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

USA TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003[1]
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,433	$1,323
Accounts receivable:
Trade, less allowance for doubtful accounts (2004 – $206; 2003 – $330)	40,953	32,647
Other	6,426	3,162
Inventories	529	425
Deferred income taxes	3,361	2,776
Prepaid expenses and other current assets	4,216	5,208

Total current assets	56,918	45,541

Property and equipment	288,831	245,911
Accumulated depreciation and amortization	(74,974)	(69,117)

Property and equipment, net	213,857	176,794
Other assets	153	214

Total assets	$270,928	$222,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank drafts payable	$1,216	$1,043
Trade accounts payable	15,687	11,736
Current portion of insurance and claims accruals	8,960	8,428
Accrued expenses	14,690	10,908
Current maturities of long-term debt	19,188	10,847

Total current liabilities	59,741	42,962

Long-term debt, less current maturities	100,265	74,300
Deferred income taxes	25,345	24,757
Insurance and claims accruals, less current portion	3,349	3,034

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized: none issued	—	—
Common stock, $.01 par value; 16,000,000 shares authorized; issued 9,337,846 shares in 2004 and 9,332,546 shares in 2003	93	93
Additional paid-in capital	12,650	11,458
Retained earnings	70,364	65,979
Less treasury stock, at cost (2004 – 433 shares; 2003 – 433 shares)	(2)	(2)
Accumulated other comprehensive loss	(5)	(32)
Unearned compensation	(872)	—

Total stockholders’ equity	82,228	77,496

Total liabilities and stockholders’ equity	$270,928	$222,549

[1]	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Revenue, before fuel surcharge	$85,419	$73,916	$250,726	$211,895
Fuel surcharge	6,949	2,852	16,879	9,656

Total revenue	92,368	76,768	267,605	221,551

Operating expenses and costs:
Salaries, wages and employee benefits	32,435	27,422	94,160	81,366
Fuel and fuel taxes	21,000	14,288	58,163	43,500
Depreciation and amortization	9,300	7,766	26,544	22,715
Purchased transportation	7,570	6,443	22,019	18,534
Operations and maintenance	5,858	7,598	19,434	19,519
Insurance and claims	5,698	4,507	18,905	13,819
Operating taxes and licenses	1,449	1,163	4,249	3,371
Communications and utilities	855	828	2,295	2,251
Gain on disposal of revenue equipment, net	(688)	(314)	(788)	(695)
Other	3,847	3,279	10,861	9,572

Total operating expenses	87,324	72,980	255,842	213,952

Operating income	5,044	3,788	11,763	7,599
Other expenses (income):
Interest expense	955	590	2,443	1,879
Other, net	(1)	19	9	71

Total other expenses, net	954	609	2,452	1,950

Income before income taxes	4,090	3,179	9,311	5,649
Income tax expense	2,041	1,669	4,926	3,434

Net income	$2,049	$1,510	$4,385	$2,215

Per share information:
Average shares outstanding (Basic)	9,237	9,330	9,280	9,324

Basic net income per share	$0.22	$0.16	$0.47	$0.24

Average shares outstanding (Diluted)	9,396	9,364	9,388	9,354

Diluted net income per share	$0.22	$0.16	$0.47	$0.24

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income	$4,385	$2,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,544	22,715
Provision for doubtful accounts	(127)	167
Deferred income taxes	(14)	380
Amortization of unearned compensation	291	—
Gain on disposal of property and revenue equipment	(788)	(695)
Changes in operating assets and liabilities:
Accounts receivable	(11,444)	(7,161)
Inventories, prepaid expenses and other current assets	888	915
Bank drafts payable, trade accounts payable and accrued expenses	1,635	4,384
Other long-term liabilities	315	270

Net cash provided by operating activities	21,685	23,190

Investing activities:
Purchases of property and equipment	(53,738)	(17,672)
Proceeds from disposal of property and revenue equipment, net	17,256	6,655
Changes in other assets	61	(7)

Net cash used in investing activities	(36,421)	(11,024)

Financing activities:
Borrowings under long-term debt	140,479	58,008
Principal payments on long-term debt	(115,879)	(53,790)
Principal payments on capitalized lease obligations	(9,783)	(15,863)
Proceeds from exercise of stock options	29	30
Proceeds from sale of treasury stock	—	46

Net cash provided by (used in) financing activities	14,846	(11,569)

Increase in cash and cash equivalents	110	597
Cash and cash equivalents:
Beginning of period	1,323	1,238

End of period	$1,433	$1,835

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$859	$641

Income taxes	$4,405	$2,117

Supplemental schedule of non-cash investing activities:
Liability incurred for leases on revenue equipment	$19,490	$13,478

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

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

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the “Company”) for the year ended December 31, 2003.

NOTE B – STOCK BASED COMPENSATION

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for our stock option plans; therefore, no compensation cost has been recognized. However, we have recognized $0.2 million, net of tax, of compensation expense related to our restricted stock plan (See Note G). Had compensation cost for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, our pro forma net income would have been as follows:

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$2,049	$1,510	$4,385	$2,215
Pro forma expense, net of tax	67	18	119	57

Pro forma net income	$1,982	$1,492	$4,266	$2,158

Pro forma basic earnings per share	$0.21	$0.16	$0.46	$0.23
Pro forma diluted earnings per share	$0.21	$0.16	$0.45	$0.23
Basic income per share, as reported	$0.22	$0.16	$0.47	$0.24
Diluted income per share, as reported	$0.22	$0.16	$0.47	$0.24

NOTE C – COMMITMENTS

As of September 30, 2004, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $35.9 million through January of 2005. As part of these commitments, we have contracts remaining for the purchase of 281 tractors and 750 trailers during 2004. Either the Company or the vendor may cancel these contracts upon advance notice.

We have maintained an aggressive revenue equipment trade schedule in 2003 and 2004 to reduce the average age of our revenue equipment fleet.

As of September 30, 2004, we were also committed to spend $3.4 million on facility expansions.

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

In March of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective for variable interest entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46 did not impact our financial statements and related disclosures.

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

Effective March 27, 2003, we entered into an interest rate swap agreement with a notional amount of $10 million. Under this swap agreement, we pay a fixed rate of 1.99%, while receiving a floating rate equal to the “3-month” LIBOR as of the second London Business Day prior to each floating rate reset date (1.95% as of September 30, 2004). The floating rate is fixed for the three-month period following each reset date. This interest rate swap agreement terminates on March 27, 2005.

We designated the $10 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. Changes in future cash flows from the interest rate swap will offset changes in interest payments on the first $10 million of our current Senior Credit Facility or future “3-month” LIBOR-based borrowings that reset on the second London Business Day prior to the start of the next interest period. The fair value of the swap agreement was a liability on September 30, 2004 of approximately $8,000.

The effective portion of the cumulative gain or loss on the swap agreement will be reported as a component of accumulated other comprehensive income or loss in stockholders’ equity and will be reclassified into current earnings by March 27, 2005, the termination date for this swap agreement. We reported no gain or loss for the quarter ended September 30, 2004 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement including termination of the swap agreement, swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $10 million may result in a reclassification of any gain or loss reported in other comprehensive income into earnings.

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

On August 22, 2003, our Chief Executive Officer contributed 100,000 shares of his common stock to the Company for purposes of issuance under the Plan. On August 22, 2003, we issued an aggregate of 100,000 shares of common stock as restricted stock awards to certain of our officers. Each award will vest in five equal annual increments on March 1 of each year beginning in 2005 and ending in 2009, subject to the achievement of performance goals based on year-over-year increases in retained earnings. The shares of common stock subject to each increment of an award are subject to forfeiture if a recipient’s employment with us is terminated, or if the specified performance goal is not achieved, prior to the increment’s vesting date. An increment may vest with respect to one-half of the shares covered by that increment if 90% of the related performance goal is met. Any forfeited shares will be available for future awards under the Plan. With the approval of the Plan by our shareholders, the fair market value of the 100,000 shares of common stock contributed for the plan totaling $1.2 million was recognized as contributed paid-in capital. The unvested shares granted under the plan are reflected as unearned compensation in stockholders’ equity. The unearned compensation will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. The amount of compensation expense will be adjusted on a quarterly basis based on changes in the market value of our common stock up to the date the shares vest. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. During the quarter ended September 30, 2004, we recognized $0.2 million of compensation expense related to the Plan.

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

NOTE J – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$2,049	$1,510	$4,385	$2,215

Denominator:
Denominator for basic income per share-
Weighted average shares	9,237	9,330	9,280	9,324
Effect of dilutive securities – Restricted Stock Award Plan	100	—	54	—
Effect of dilutive securities – stock options	59	34	54	30

Denominator for diluted income per share-
Adjusted weighted average and assumed conversions	9,396	9,364	9,388	9,354

Basic income per share	$0.22	$0.16	$0.47	$0.24

Diluted income per share	$0.22	$0.16	$0.47	$0.24

Antidilutive stock options	107	63	107	63

NOTE K – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus the market value adjustment on our interest rate swap, which is designated as a cash flow hedge. Comprehensive income consisted of the following components:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$2,049	$1,510	$4,385	$2,215

Change in fair value of interest rate swap, net of income taxes	—	15	27	(52)

Total comprehensive income	$2,049	$1,525	$4,412	$2,163

NOTE L – SUBSEQUENT EVENTS

On October 20, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a three-year period ending October 19, 2007, dependent upon market conditions. We may make common stock purchases under the authorization from time to time on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors. The Board of Directors previously authorized the repurchase of up to 500,000 shares of our common stock during the three-year period from October 17, 2001 to October 16, 2004. We had purchased 4,000 shares pursuant to that prior authorization, all of which were purchased in October 2004, and we had 496,000 shares remaining available under that prior authorization after those purchases. We did not make any repurchases during the quarter ended September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.

Overview

We operate in the for hire truckload segment of the trucking industry. Shippers of freight in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that shipper’s freight until delivery. We charge shippers for these services on a per-mile basis. We have two operating divisions through which we provide these services, and we aggregate the financial data for those divisions for purposes of our public reporting. We refer to our two operating divisions internally as our General Freight division and our USA Logistics division.

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

The most significant accounting policies and estimates that affect our financial statements include the following:

•	Revenue recognition based on relative transit time in each period and direct expenses as incurred. A portion of the total revenue that we bill to the customer once a load is delivered is recognized in each reporting period based on the estimated percentage of the delivery service that has been completed at the end of the reporting period.

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. We operate a significant number of tractors and trailers in connection with our business. We may purchase this equipment or acquire it under capital leases. We depreciate purchased equipment on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We initially record equipment acquired under capital leases at the net present value of the minimum lease payments and amortize it on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from three years to ten years. We estimate the salvage value at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal. We monitor used tractor and trailer values and adjust depreciable lives, depreciation expense and salvage values of our tractors and trailers as necessary to keep their values in line with expected market values at the time of disposal.

•	Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. We record claims accruals at the estimated ultimate payment amounts based on individual case estimates. The current portion reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates of ultimate payment amounts and the determinations of the current portion of each claim we rely on past experience with similar claims, negative or positive developments in the case and similar factors. We re-evaluate these estimates and determinations each quarter based on developments that occur and new information that becomes available during the quarter.

•	Allowance for doubtful accounts. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for potential credit losses based upon our loss history and aging analysis. Such losses have been within our expectations. Accounts receivable are derived from a diversified customer base that results in a lack of concentration of credit risk.

•	Stock based compensation. Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

We periodically re-evaluate these policies as circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

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

We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Revenue data, on both a total basis and excluding the fuel surcharge, is included in the Consolidated Statements of Income (unaudited) included in this Form 10-Q.

The following period-to-period comparisons should be read in conjunction with the following table and the Consolidated Statements of Income (unaudited). Unless otherwise indicated, references to increases or decreases in expense items refer to increases or decreases as a percentage of revenue, before fuel surcharge.

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

The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue, before fuel surcharge	100.0%	100.0%	100.0%	100.0%

Operating expenses and costs:
Salaries, wages and employee benefits	38.0	37.1	37.6	38.4
Fuel and fuel taxes (1)	16.4	15.5	16.5	16.0
Depreciation and amortization	10.9	10.5	10.6	10.7
Purchased transportation	8.9	8.7	8.8	8.7
Operations and maintenance	6.9	10.3	7.7	9.2
Insurance and claims	6.6	6.1	7.5	6.5
Operating taxes and licenses	1.7	1.6	1.7	1.6
Communications and utilities	1.0	1.1	0.9	1.1
Gain on disposal of revenue equipment, net	(0.8)	(0.4)	(0.3)	(0.3)
Other	4.5	4.4	4.3	4.5

Total operating expenses	94.1	94.9	95.3	96.4

Operating income	5.9	5.1	4.7	3.6
Other expenses:
Interest expense	1.1	0.8	1.0	0.9
Other, net	—	—	—	—

Total other expenses, net	1.1	0.8	1.0	0.9

Income before income taxes	4.8	4.3	3.7	2.7
Income tax expense	2.4	2.3	2.0	1.7

Net income	2.4%	2.0%	1.7%	1.0%

(1)	Net of fuel surcharge

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Operating revenue, before fuel surcharge, increased 15.6% from $73.9 million in the third quarter of 2003 to $85.4 million in the same quarter of 2004. This increase was due primarily to an increase of 11.1% in the average number of tractors operated from 2,006 (including 39 owner-operators) in the third quarter of 2003 to 2,228 (including 42 owner-operators) in the same quarter of 2004.

Average revenue per mile, before fuel surcharge, increased 4.3% from $1.248 in the third quarter of 2003 to $1.302 in the same quarter of 2004 due primarily to an increase in the average rate per mile charged to customers. The number of shipments increased 20.2% from 71,971 in the third quarter of 2003 to 86,513 in the same quarter of 2004 due primarily to the increase in the average number of tractors. The empty mile factor decreased from 8.9% of paid miles in the third quarter of 2003 to 8.3% of paid miles in the same quarter of 2004. The improved revenue per mile and empty mile factor were primarily the result of improved freight demand in our operating areas. Increases in revenue per mile, before fuel surcharge, will reduce expenses as a percentage of revenue, before fuel surcharge, and vice versa.

The increase in salaries, wages and employee benefits expense, as a percentage of revenue, before fuel surcharge, was primarily the result of an increase in the cost of employee benefits and an increase in monetary incentive compensation accrued for employees due to improved financial performance of the Company in the third quarter of 2004 compared to the same period of 2003. These factors were partially offset by a decrease in workers’ compensation expense.

We will increase driver pay effective in mid-December 2004. The pay increase will impact approximately 80% of our drivers and is comprised of a one-cent per mile increase for all eligible drivers plus an additional one-cent per mile for eligible drivers with zero to nine months of experience. We estimate that affected drivers will receive an average pay increase of $0.0126 per mile. The increase is intended to address driver recruiting and retention objectives by maintaining our pay scale’s competitive position relative to our peers with whom we directly compete for drivers.

The increase in fuel and fuel taxes, as a percentage of revenue, before fuel surcharge, was primarily due to a 29.7% increase in the average cost of diesel fuel per gallon from the third quarter of 2003 to the same quarter of 2004. The increases in fuel costs outpaced what we were able to recover from our customers in the form of fuel surcharges.

The decrease in operations and maintenance expense, as a percentage of revenue, before fuel surcharge, was primarily due to decreased maintenance costs resulting from the reduced average ages of our tractor and trailer fleets from 29 and 55 months, respectively, during the third quarter of 2003 to 20 and 48 months, respectively, during the third quarter of 2004.

The increase in insurance and claims expense, as a percent of revenue, before fuel surcharge, was primarily due to an increase in expenses associated with bodily injury and property damage claims and, to a lesser extent, cargo claims. These factors were partially offset by a reduction in expenses associated with accident damage to our own revenue equipment.

Our effective tax rate decreased from 52.5% in the third quarter of 2003 to 49.9% in the same quarter of 2004. The effective rates varied from the statutory federal tax rate of 34% due to state income taxes and certain non-deductible expenses, primarily per diem payments. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes. As a result, salaries, wages, and benefits are slightly lower, and the Company’s effective income tax rate is higher.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Operating revenue, before fuel surcharge, increased 18.3% from $211.9 million in the nine months ended September 30, 2003 to $250.7 million for the same period of 2004. This increase was due primarily to an increase of 12.2% in the average number of tractors operated from 1,933 (including 37 owner-operators) in the nine months ended September 30, 2003 to 2,169 (including 43 owner-operators) for the same period of 2004.

Average revenue per mile, before fuel surcharge, increased 4.7% from $1.235 in the nine months ended September 30, 2003 to $1.293 for the same period of 2004 due primarily to an increase in the average rate per mile charged to customers. The number of shipments increased 19.4% from 207,897 in the nine months ended September 30, 2003 to 248,268 for the same period of 2004 due primarily to the increase in the average number of tractors. The empty mile factor decreased from 9.1% of paid miles in the nine months ended September 30, 2003 to 8.3% of paid miles for the same period of 2004. The improved revenue per mile and empty mile factor were primarily the result of improved freight demand in our operating areas. Increases in revenue per mile, before fuel surcharge, will reduce expenses as a percentage of revenue, before fuel surcharge, and vice versa.

The decrease in salaries, wages and employee benefits expense, as a percentage of revenue, before fuel surcharge, was primarily the result of the above-mentioned increase in the average revenue per mile, before fuel surcharge. This factor was partially offset by an increase in monetary incentive compensation accrued for employees due to improved financial performance of the Company from the nine months ended September 30, 2003 to the same period of 2004 and by an increase in employee benefits.

The increase in fuel and fuel taxes, as a percentage of revenue, before fuel surcharge, was primarily due to a 14.4% increase in the average cost of diesel fuel per gallon from the nine months ended September 30, 2003 to the same period of 2004. The increases in fuel costs outpaced what we were able to recover from our customers in the form of fuel surcharges.

The decrease in operations and maintenance expense, as a percentage of revenue, before fuel surcharge, was primarily due to decreased maintenance costs resulting from the reduced average ages of our tractor and trailer fleets from 31 and 55 months, respectively, for the nine months ended September 30, 2003 to 21 and 51 months, respectively, for the same period of 2004.

The increase in insurance and claims expense, as a percent of revenue, before fuel surcharge, was primarily due to an increase in expenses associated with accident damage to our own revenue equipment and an increase in expenses associated with bodily injury and property damage claims.

Our effective tax rate decreased from 60.8% in the nine months ended September 30, 2003 to 52.9% for the same period of 2004. The effective rates varied from the statutory federal tax rate of 34% due to state income taxes and certain non-deductible expenses, primarily per diem payments.

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

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new equipment. We have financed new tractor and trailer purchases with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Senior Credit Facility. We use our Senior Credit Facility to manage our cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $21.7 million for the nine months ended September 30, 2004 and $23.2 million for the same period in 2003.

Our Senior Credit Facility, as amended, provides a working capital line of credit of $75.0 million, including letters of credit not exceeding $10.0 million, and includes an accordion feature that allows us, at our option, to increase the facility to $90.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank, U.S. Bank and Regions Bank are participants in the Senior Credit Facility. As of September 30, 2004, approximately $15.2 million was available under the Senior Credit Facility. The Senior Credit Facility matures on April 30, 2007. At any time prior to April 30, 2007, subject to certain conditions, we have the option to convert the balance outstanding on the Senior Credit Facility to a four-year term loan requiring 48 equal monthly principal payments plus interest. The Senior Credit Facility bears variable interest based on the lender’s prime rate, the federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The effective interest rate on our borrowings under the credit facility as of September 30, 2004, was 3.4%. We have hedged a portion of our exposure to the volatility in variable interest rates by entering into an interest rate swap agreement effective March 27, 2003, on a notional amount of $10 million. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. As of September 30, 2004 the rate was 0.3%. This credit facility is collateralized by accounts receivable and otherwise unencumbered tractors, trailers and other equipment.

On September 30, 2004, we had debt obligations of approximately $119.5 million, including amounts borrowed under the Senior Credit Facility and approximately $61.4 million of capital lease obligations.

Approximately $19.2 million of these debt obligations were current obligations. During the nine months ended September 30, 2004, we made borrowings under the Senior Credit Facility and lease commitments of $160.0 million, while retiring $125.7 million in debt under these facilities. The borrowings had an average interest rate of approximately 3.4% while the retired debt had an average interest rate of approximately 3.4%.

During the nine months ended September 30, 2004, we made $73.2 million in capital expenditures including equipment purchases under capital lease arrangements, primarily for revenue equipment.

We planned significant capital expenditures throughout 2004, primarily to reduce the average age of our revenue equipment fleet. At September 30, 2004, we were committed to make approximately $35.3 million in capital expenditures during the remainder of 2004 and an additional $4.0 million in 2005. The majority of the commitments are for revenue equipment, which we can cancel upon advance notice. We believe that the proceeds from our traditional sources of capital will be sufficient to fund these expenditures. We restructured our Senior Credit Facility in 2003 to meet our future expenditure needs and may consider additional financing sources, possibly including public or private offerings of securities. Revenue equipment trading activity may cause significant fluctuations in trade accounts payable and other accounts receivable from period to period, as we record amounts we owe for purchased equipment in trade accounts payable and amounts due us for equipment disposed of in other accounts receivable.

The following table represents our outstanding contractual obligations at September 30, 2004, excluding letters of credit:

Payments Due By Period

(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$58,084	$—	$58,084	$—	$—
Capital lease obligations (2)	64,821	21,295	34,450	9,076	—
Purchase obligations (3)	39,329	39,329	—	—	—

Total	$162,234	$60,624	$92,534	$9,076	$—

(1)	Long-term debt obligations consist of our Senior Credit Facility that matures on April 30, 2007, as described above.
(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.
(3)	Purchase obligations are cancelable by us upon advance notice.

New Accounting Pronouncements

See Note D to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Senior Credit Facility. The Senior Credit Facility, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At September 30, 2004, the Company had $58.1 million outstanding pursuant to the Senior Credit Facility excluding letters of credit.

In an effort to manage the risks associated with changing interest rates, we entered into an interest rate swap agreement effective March 27, 2003 on a notional amount of $10 million. The transaction is intended to provide interest rate protection for us by creating an interest rate neutral position on a portion of our outstanding balance under our Senior Credit Facility by specifically matching notional amounts, maturity dates and interest rate indices, and does not provide us with any additional borrowing capacity. Details regarding the swap, as of September 30, 2004, are as follows:

Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2) (3)
$10 million	March 27, 2005	1.99%	1.95%	$(8,000)

(1)	LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.
(2)	The fair value is an estimated amount that we would have paid at September 30, 2004 to terminate the agreement.
(3)	The fair value changed from approximately $(52,000) at December 31, 2003. The fair value is impacted by changes in rates of similarly termed Treasury instruments.

Foreign Currency Exchange Rate Risk. All customers are required to pay for our services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Commodity Price Risk. Fuel prices have fluctuated greatly and have generally increased in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not have any long-term fuel purchase contracts, and we have not entered into any other hedging arrangements, that protect us against fuel price increases. Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. These costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

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

FORM 10-Q

USA TRUCK, INC.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 21, 2004, we publicly announced that our Board of Directors has authorized the repurchase of up to 500,000 shares of our outstanding common stock over a three-year period ending October 19, 2007, dependent upon market conditions. We may make common stock purchases under the authorization from time to time on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors. The Board of Directors previously authorized the repurchase of up to 500,000 shares of our common stock during the three-year period from October 17, 2001 to October 16, 2004. We had purchased 4,000 shares pursuant to that prior authorization, all of which were purchased in October 2004, and we had 496,000 shares remaining available under that prior authorization after those purchases. We did not make any repurchases during the quarter ended September 30, 2004.

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

USA Truck, Inc.
(Registrant)

Date:	October 22, 2004	/s/ ROBERT M. POWELL
Robert M. Powell
Chairman and Chief
Executive Officer

Date:	October 22, 2004	/s/ JERRY D. ORLER
Jerry D. Orler
President

Date:	October 22, 2004	/s/ CLIFTON R. BECKHAM
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