Form 10-K
period 2004-12-31
USA TRUCK INC
filed 2005-03-01
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

0-19858

(Commission File Number)

USA Truck, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	71-0556971
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3200 Industrial Park Road Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

(479) 471-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was $59,813,208 (the characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of February 23, 2005 is 9,345,946.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders in connection with 2005 Annual Meeting	Part III

PART I

Item 1. BUSINESS

        USA Truck is a medium haul, dry van truckload carrier transporting general commodities throughout the continental United States and between locations in the United States and Canada. We transport general commodities into Mexico by allowing through-trailer service on our trailers through our facility in the gateway city of Laredo, Texas. Overall, our operations within the United States produce more than 94% of our revenues. We generate the majority of our revenues through our General Freight division, transporting freight over irregular routes, with a medium length of haul, which is generally defined as between 800 and 1,200 miles per trip. We also offer four basic services through our USA Logistics division, including two using our own revenue equipment: regional freight, with a length of haul of less than 500 miles, and dedicated freight, pursuant to which we provide services under contracts that require us to dedicate equipment to a specific customer for shipments over particular routes at specified times and dates. Our USA Logistics division also provides services that do not involve transporting freight using our equipment, including third party logistics services and freight brokerage, primarily as supplemental services to customers who are also customers of our General Freight division.

        We transport many types of freight and had over 550 active customers in 2004. We focus on customers and markets that demand premium service where we can achieve premium rates and develop long-term, service-oriented relationships. In 2004, more than 95% of our operating revenues were derived from shippers that were our customers prior to 2004. We are a major carrier of freight for such industries as industrial machinery and equipment, rubber and plastics, retail stores, paper products, durable consumer goods, metals, electronics and chemicals.

        We were incorporated in Delaware in September 1986 as a wholly owned subsidiary of ABF Freight System, Inc. and were purchased by management in December 1988. We completed the initial public offering of our common stock in March 1992.

        Our principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and our telephone number is (479) 471-2500.

        Our Internet address is http://www.usa-truck.com. You can review the filings we have made with the U.S. Securities and Exchange Commission (“SEC”), free of charge by linking directly from the investor relations section of our web site to EDGAR, a database maintained by the SEC. EDGAR is the Electronic Data Gathering, Analysis and Retrieval system where you can find our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Growth Strategy

        We are committed to controlled, profitable growth. Since our initial public offering, we have grown our revenues, before fuel surcharge, from $63.0 million in 1992 to $335.9 million in 2004, an average compounded rate of 15%. With the exception of one acquisition in 1999, our growth has been internal.

        We are continuing an aggressive fleet modernization and expansion program. This program is reducing the average age of our tractors and trailers and expanding our capacity. We believe that a larger, more modern fleet will support our growth initiatives and will have a positive impact on our operations, including less frequent repairs and lower maintenance costs, improved customer service and higher driver retention. In 2004, we purchased 957 new tractors and 1,940 new trailers, and in 2005, we plan to acquire 1,001 new tractors and 1,111 new trailers. Our acquisitions and disposals resulted in net increases in 2004 of 150 tractors and 1,221 trailers. Our projected 2005 acquisitions and disposals will result in net increases of 416 tractors and 316 trailers.

        We expect future growth to come from the following areas:

•

 Growth with our existing customers and cultivation of new ones. Our active customer base is comprised of over 550 companies. It is our intent to become a “core carrier”for all significant customers and to expand our percentage coverage of these customers’ freight needs. We are also constantly cultivating new customers. In 2004, we added approximately 60 new names to our customer list. Approximately 35% of our 2004 total revenue was derived from Fortune 500 customers.

•

 Growth of carefully selected service offerings. We offer an array of services to our customers designed to improve customer satisfaction. By diversifying our service offerings, we also reduce our exposure to changes in the economy. Outside of our core, general freight business, we have been aggressively growing the complementary services we offer through our USA Logistics division: regional freight, dedicated freight, third party logistics and brokerage services. These services are essential to provide our customers with “one-stop shopping,” which helps us obtain new customers and additional business from existing customers. We are committed to growing these service offerings to a significant portion of our total revenue. During 2004, revenues from dedicated and regional freight services increased 42.4% as compared to 2003 and comprised approximately 13.8% of our total revenue, before fuel surcharge. Third party logistics and brokerage revenues increased 19.3% during 2004 as compared to 2003 and comprised approximately 6.4% of our total revenue, before fuel surcharge.

•

Expanded cross-border service. We intend to continue to expand services throughout the NAFTA corridor, focusing on the growth of our Mexican business. We currently provide service between the continental United States and all points in Ontario and Quebec, Canada and all points in Mexico through the gateway city of Laredo, Texas. In 2004, 0.5% and 5.4% of our total revenue was generated through services provided in Canada and Mexico, respectively.

•

Carefully selected acquisitions. We frequently review acquisition candidates, but have completed only one acquisition in the past 12 years because of our reluctance to make any acquisition that might negatively impact our existing operations. We will, however, acquire a target if we believe that it is a good fit for our operations from a capacity standpoint, if it fills a strategic need such as dedicated or regional market penetration or if it is likely to contribute to our profitable growth.

Operating Strategy

        We intend to improve our profitability by doing the following:

•

Consistently providing superior service to shippers. Our principal competitive strength is our ability and commitment to consistently provide superior service. Although price is a primary concern to all shippers, many of our customers are high-volume shippers that require a flexible and dependable source of motor carrier service. These customers often have specific requirements, including pickup or delivery within narrow time windows or real-time information about shipment status. Our strategy is to provide a premium service to meet these needs and to charge compensating rates for that service. Key elements of our premium service include the following:

°	We are committed to consistent on-time performance in everything we do and achieving on-time pick-up and delivery more than 97% of the time, which we exceeded in 2004.

°

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

°	We provide twenty-four hour a day, seven day a week dispatching and maintenance services.

°

We maintain trailer pools at strategic locations to minimize the time it takes to respond to a customer order. We also provide extra trailers to high-volume shippers for loading and unloading at their convenience.

°	We have strict hiring and performance standards for our drivers and emphasize safety and on-time service in our training.

•

Gaining efficiencies in our revenue model. We are committed to earning premium rates that are commensurate with our superior service. To achieve the rates we desire, we utilize technology, leverage customer relationships and our premium service reputation and continually upgrade our freight mix by eliminating or re-pricing the least profitable trips. Tractor utilization is a key operating statistic in our industry. We believe that we can approach peak levels of utilization by employing technology to assist us in securing shipments that are scheduled for pick-up as our tractors unload their previous shipments. The ratio of empty miles to total miles traveled, commonly called the “empty mile factor,” is an important operating statistic in our industry. We strive to maintain an empty mile factor consistently below 10%, a factor that is affected by our ability to obtain backhaul shipments from locations near the delivery destination of a prior shipment. For 2004, our empty mile factor was 8.39%, the best in our history as a public company.

•

Controlling costs through benchmarking. Our goal is to return to an operating ratio below 90%, which will enhance our ability to generate cash flow from our operations with minimal capital requirements from outside sources. To achieve that goal, we are committed to a thorough cost-control system using benchmarks. We compare our current performance with that of our own prior years as well as our best performing competitors. For 2004, our operating ratio was 94.7%. Our operating ratio is obtained by dividing our operating expenses, less fuel surcharge, by our operating revenues, less fuel surcharge.

•

Adhering to strict revenue equipment maintenance and replacement cycles. We believe that late model, well-maintained revenue equipment is essential to profitability, customer service, a positive public image and driver satisfaction. We have returned to our policy of operating our tractors for 36 to 42 months and our trailers for 84 to 120 months before replacement. We believe that replacing equipment at those intervals yields the most economically feasible balance of maintenance costs and sale or trade values. We perform preventive maintenance on our tractor and trailer fleets at regular intervals to improve the sale or trade values and to reduce long-term maintenance costs, customer service failures and driver dissatisfaction.

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

•

Developing our management team. We are committed to developing a management team capable of leading our company well into the future. Our executive staff possesses a healthy and deliberate mixture of youthful energy and deep industry experience. We have invested time and resources to cultivate young talent within the organization and believe that we have a management team in place to guide the business for the long term. We also have a very capable middle management team of key managers that is the proving ground for the next executive generation. Our management personnel are partially compensated with performance-based incentives and incentive stock options designed to provide managers with a long-term equity interest in the company.

Marketing and Sales

        We focus our marketing efforts on customers with premium service requirements and heavy shipping needs within our primary operating areas. This permits us to concentrate available equipment strategically so that we can be more responsive to customer needs.

        Our marketing department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. We typically establish rates through individual negotiations with customers. For our dedicated freight services, rates are fixed under contracts tailored to the specific needs of shippers. To a lesser extent, we also obtain business through third party providers of logistics services. In 2004, more than 95% of our operating revenues was derived from shippers that were our customers prior to 2004. No single customer represents more than 10% of our total revenue.

        We require customers to have credit approval before dispatch. We bill customers at or shortly after delivery and, for the last three years, receivables collection has averaged approximately 31 days from the billing date.

        Within our marketing department, load coordinators are responsible for efficiently matching available equipment with customer shipments, and they serve as the contact with customers’ receiving and shipping personnel. Load coordinators also have primary responsibility for minimizing empty miles and they work closely with other marketing department personnel to increase equipment utilization.

Operations

        We conduct most of our freight transport operations east of the Rocky Mountains. We are not required to have intrastate authority in most states because, with the exception of our regional operations, most of our routes take us across state lines. Our freight transport business consists primarily of medium-haul shipments, more than 800 but less than 1,200 miles. Our average length of haul was 859 miles in 2002, 851 miles in 2003 and 839 miles in 2004. Our average length of haul is declining as an increasing percentage of our total revenue was generated through regional and dedicated services, which had an average length of haul of 726 miles in 2003 and 608 miles in 2004. The regional and dedicated freight operations are intended to improve our ability to hire and retain drivers and to enable us to obtain additional business in our existing markets. Our average length of haul in our General Freight operations increased from 873 miles in 2003 to 898 miles in 2004.

        The average distance traveled between loads as a percentage of total paid miles traveled, commonly referred to as the empty mile factor, is a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. Therefore, our efforts to decrease our empty mile factor are offset somewhat by the growth of our regional and dedicated freight operations. In addition, our commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if we delayed the pickup until a tractor became available in the area. Despite these limitations, our empty mile factor improved from 8.97% for 2003 to 8.39% for 2004.

        Our operations department consists primarily of our fleet managers. Fleet managers supervise approximately 60 drivers each and they are our primary contact with those drivers. They monitor the location of equipment and direct its movement in the most efficient and safe manner practicable. The operations department focuses on achieving continual improvement in the areas of safety, customer service, equipment utilization and driver retention.

Drivers and Other Personnel

        Driver recruitment and retention are vital to success in our industry. Recruiting drivers is challenging because our standards are high and enrollment in driving schools has been declining. Retention is difficult because of wage and job fulfillment considerations. Driver turnover, especially in the early months of employment, is a significant problem, and the competition for qualified drivers is intense. Although we have had significant driver turnover during certain periods in the past, we have been able to attract and retain a sufficient number of qualified drivers to support our operations. To attract and retain drivers we must continue to provide safe, attractive and comfortable equipment, direct access to management and competitive wages and benefits designed to encourage longer-term employment.

        Drivers’ pay is calculated primarily on the basis of miles driven and increases with tenure. In 2004, our drivers averaged 2,395 paid miles per week. Our current pay scale is competitive with industry peers.

        One of the steps we have taken to control compensation expense is the implementation of a per diem driver pay program. Per diem pay, which is not taxable to the driver, is designed to approximately reimburse drivers for meals and other incidental expenses incurred while away from home overnight on business, and is typically paid in lieu of a taxable portion of salary. Per diem payments are slightly lower than the foregone portion of salary and this difference, in addition to certain tax benefits, results in savings to us. Although our ability to deduct per diem payments is limited, there are certain tax benefits to drivers that allow us to decrease overall wages per mile for those drivers who elect to receive the per diem payments. As of December 31, 2004, approximately 65% of our drivers had elected to receive per diem payments.

        On December 31, 2004, we had 2,925 employees, including 2,218 drivers. None of our employees are represented by a collective bargaining unit.

Safety

        We have designed our safety program to minimize accidents and to enforce governmental safety regulations. We control the maximum speed of our tractors with electronic governing equipment, and all of our tractors are equipped with anti-lock braking systems.

        The evaluation of safety records is one of several criteria that we use to hire driver employees. Safe equipment handling techniques are an important part of driver training. We also conduct pre-employment, random and post-accident drug testing in accordance with Department of Transportation regulations.

        In addition to our overall commitment to safety and compliance, we have implemented many programs designed to manage fleet safety including, but not limited to:

•	Frequent presentations by members of our safety department to drivers at all of our facilities;

•	A point system to evaluate individual driver safety and to determine the need for further training and eligibility for continued employment;

•	A company-wide communication network to facilitate rapid response to safety issues; and,

•	A driver counseling and retraining system.

Revenue Equipment and Maintenance

        Our current policy is to replace most tractors within 36 to 42 months from the date of purchase, which permits us to maintain substantial warranty coverage throughout the period of ownership. However, during 2002 we delayed replacing tractors beyond 42 months due to a depressed used equipment market. See “Business-Revenue Equipment Acquisition Program.” We replace tractors and trailers based on various factors, including the used equipment market, prevailing interest rates, technological improvements, fuel efficiency and durability.

        The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases, as of the indicated dates:

	Year ended December 31,
	2004	2003	2002
Tractors:
Acquired	957	686	221
Disposed	807	517	76
End of period total	2,186	2,036	1,867
Average age at end of period (in months)	18	25	30
Trailers:
Acquired	1,940	555	717
Disposed	719	373	74
End of period total	5,682	4,461	4,279
Average age at end of period (in months)	39	54	52

        To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, we buy tractors and trailers manufactured to our specifications. In deciding which equipment to buy, we consider a number of factors, including safety, fuel economy, expected resale value and driver comfort. We have a strict preventive maintenance program designed to minimize equipment downtime and to enhance sale or trade values.

        Our trailer to tractor ratio, including owner-operator tractors and leased tractors and trailers, increased from 2.20-to-1 at December 31, 2003, to 2.57-to-1 at December 31, 2004, due to our decision to take advantage of favorable trailer pricing. Planned tractor purchases will reduce this ratio in 2005. We believe that the resulting ratio will be sufficient for our anticipated 2005 operations, to promote efficiency and provide the flexibility to meet customer needs.

        During 2003 and 2004, we financed revenue equipment purchases through our senior credit facility, capital lease-purchase arrangements, the proceeds from sales or trades of used equipment and cash flows from operations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Substantially all of our tractors are pledged to secure our obligations under financing arrangements.

        In addition to company-owned tractors, we contract with owner-operators for the use of their tractors and drivers in our operations. At December 31, 2004, 45 owner-operator tractors were under contract with us. The size of our owner-operator fleet varies from time to time as market conditions require. It is unlikely that the size of our owner-operator fleet in proportion to our company-owned fleet will increase significantly during 2005.

Revenue Equipment Acquisition Program

        We pursue equipment trade intervals that economically balance our maintenance costs and expected sale or trade values. We have continued an aggressive trade schedule in 2004 to reduce the average age of our tractor fleet and to resume trading most tractors within 42 months from the date of purchase. As the average age of the tractor fleet decreases, maintenance costs should decrease as well.

        During 2004, we acquired 957 new tractors and 1,940 new trailers. These acquisitions, and the disposals during the year, resulted in net increases of 150 tractors and 1,221 trailers. During 2005, we plan to acquire 1,001 new tractors and 1,111 new trailers. These acquisitions and the disposals planned during that year should result in net increases of 416 tractors and 316 trailers.

        Beginning January 1, 2007 and 2010, the Environmental Protection Agency’s additional reduced emission standards go into effect for diesel engines manufactured on or after these dates. In anticipation of these emission standards we intend to accelerate our revenue equipment acquisition program and trade intervals before January 1, 2007, to delay the business risk of buying new engines until adequate testing is complete. The timing of our future tractor purchases will depend on our evaluation of these new compliant engines in addition to industry wide evaluations of the longevity and reliability of the engines.

Technology

        We maintain a sophisticated data center through the efforts of more than 25 computer professionals. We currently use several different computing platforms ranging from personal computers to an IBM mainframe system. We have developed the majority of our software applications internally, including payroll, billing, dispatching, accounting and maintenance programs. We believe that the familiarity and proficiency with the systems that have resulted from these development efforts give us the ability to meet the ever-changing needs of our customers quickly and efficiently. Our computer systems are monitored 24 hours a day by experienced computer operators. This monitoring system has allowed us to provide 99.9% system availability to our users.

        The technology that we use in our business enhances the efficiency of all aspects of our operations and enables us to deliver consistently superior service to our customers. This technology includes a Qualcomm satellite-based equipment tracking and driver communication system, which allows us to closely monitor the location of all of our equipment and to communicate with our drivers in real time. This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our assessorial charges (which are charges to customers for things such as loading, unloading or delays). We have also implemented sophisticated software programs, such as load optimization software, which is designed to match available equipment with shipments in a way that best satisfies a number of criteria, including empty miles, the driver’s available hours of service and home-time needs. We also use licensed software that assists us in planning for transfers of loaded trailers between our tractors, allowing us to further enhance efficient allocation of our equipment, improve customer service and take full advantage of our drivers’ available hours of service. This software also improves our ability to get drivers home on a more regular basis. Our other licensed software programs include a sophisticated route-planning software program. We also employ a variety of computing hardware and an assortment of other software programs, many of which were developed internally, that provide the tools necessary for management to make fact-based business decisions and salespersons to make successful presentations to customers.

Insurance and Claims

        The primary risks for which we obtain insurance are cargo loss and damage, personal injury, property damage and workers’ compensation claims. We self-insure for a portion of claims exposure in each of these areas. We are not currently insured for terrorist acts because we believe the potential risk and coverage limitations do not justify the cost of the available coverage. We reevaluate all our coverage decisions on an annual basis.

        Beginning October 1, 2004, our self-insurance retention levels were $750,000 for workers’ compensation claims per occurrence, $50,000 for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. We are completely self-insured for physical damage to our tractors and trailers, except that we carry catastrophic physical damage coverage to protect against natural disasters. For medical benefits, we self-insure up to $250,000 per claim per year with an aggregate claim exposure limit, which was $8.2 million at December 31, 2004, determined by our year-to-date claims experience and our number of covered lives. We maintain insurance above the amounts for which we self-insure, to certain limits, with licensed insurance carriers. We have excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements, and we believe this coverage is sufficient to protect us against catastrophic loss. Depending on the volatility of the insurance market, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

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

        We operate primarily in the highly fragmented for hire truckload segment of the market, which according to Transport Topics, accounted for revenues estimated at $114 billion in 2003. The for hire segment is highly competitive and includes thousands of carriers, none of which dominates the market. This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year. Measured by annual revenue, the 20 largest dry van truckload carriers accounted for approximately $16 billion, or approximately 14%, of the for hire market in 2003. The industry continues to undergo consolidation. In addition, the recent challenging economic times have caused the failure of many trucking companies and made entry into the industry more difficult.

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

        The Federal Motor Carrier Safety Administration of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made significant changes to the regulations governing the hours of service for drivers of commercial motor vehicles that carry freight. Truckload carriers were required to comply with the new rules beginning on January 4, 2004. In general, the new rules are intended to increase safety by giving drivers more opportunity to rest and obtain restorative sleep during each work cycle by, for example, increasing the minimum off duty time during each work cycle. Moreover, under the new rules, the maximum on duty period after which a driver may no longer drive has been shortened and may no longer be extended by time spent off duty (such as meal stops and other rest breaks) once the on duty period has begun. Therefore, delays during a driver’s on duty time (such as those caused by loading/unloading problems) may limit drivers’ available hours behind the wheel, particularly if such delays occur late in an on duty period. This, and other operational issues that the new rules may create, could increase our operating costs. On January 24, 2005, the Administration published a notice of proposed rule-making beginning a 45-day comment period on the hours-of-services rules implemented in January 2004, in response to a decision by the U.S. Court of Appeals for the District of Columbia Circuit in July 2004 that directed the Administration to consider more specifically the regulations’ impact on the health of drivers. Although the court vacated the regulations, Congress has extended their effectiveness until new rules can be adopted, but not later than September 30, 2005, pursuant to the Surface Transportation Extension Act of 2004.

        The Environmental Protection Agency adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002. The initial reduction became effective October 1, 2002, with more stringent reductions scheduled to become effective on January 1, 2007 and 2010. Among other things, the regulations require diesel engines to use exhaust gas recirculation technology. Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy, and it is anticipated that the 2007 and 2010 changes will further adversely impact those areas.

        We are subject to federal, state, provincial and local environmental laws and regulations. We believe that we are in substantial compliance with such laws and regulations and that costs of such compliance will not have a material adverse effect on our competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures.

Seasonality

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality."

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

        The factors that have negatively affected us, and may do so in the future, include volatile fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, higher interest rates, higher license and registration fees, increases in insurance premiums, higher self-insurance levels, increases in accidents and adverse claims, unfavorable outcomes in accident-related litigation, and difficulty in attracting and retaining qualified drivers and independent contractors.

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

        In 2002, there was a large oversupply of used tractors and trailers on the market, which depressed the market value of used equipment to levels significantly below the values we historically received. For this reason, we did not trade much used equipment during 2002, which caused a significant increase in the average age of our tractors. This extended the use of the then current fleet and contributed to a significant increase in maintenance costs, negatively affected our utilization and, coupled with a decline in salvage values, yielded an increased depreciation charge to pre-tax earnings. Although the condition of the used equipment market has improved, trade-in values for used tractors are still below pre-2002 levels. In addition, manufacturers have recently raised the prices of new equipment significantly. If we are unable to obtain favorable values for our used equipment, or if the cost of new equipment continues to increase, we will increase our depreciation expense or recognize less gain or a loss on the disposition of our tractors and trailers. This has affected and may again adversely affect our earnings and cash flows.

Ongoing insurance and claims expenses could significantly reduce our earnings.

        Beginning October 1, 2004, our self-insurance retention levels were $750,000 for workers’ compensation claims per occurrence, $50,000 for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. For medical benefits, we self-insure up to $250,000 per claim per year with an aggregate claim exposure limit determined by our year-to-date claims experience and our number of covered lives. We maintain insurance for liabilities above the amounts for which we self-insure, to certain limits. We completely self-insure for collision damage to our own equipment. During 2003 and 2004, we experienced significant increases in costs associated with adverse claims. If the number or severity of claims increases or does not return to historical levels, or if the costs associated with claims otherwise increase, our operating results will be adversely affected. In addition, the timing of the incurrence of these costs may significantly impact our operating results for a particular quarter, as compared to the comparable quarter in the prior year.

        Insurance carriers have continued to increase premiums for many trucking companies. This factor, coupled with an increase in coverage, a reduction in our self-insurance retention level and our claims experience, resulted in an increase of $2.7 million in our annual insurance premiums at October 1, 2004. We could experience an additional increase in our insurance premiums after our current coverage expires in October 2005. If our insurance or claims expenses increase, our earnings could be materially and adversely affected.

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

        The trucking industry is very capital intensive. If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into additional financing arrangements or operate our revenue equipment for longer periods, any of which could have a material adverse affect on our profitability.

We depend on the proper functioning and availability of our information systems.

        We depend on the proper functioning and availability of our communications and data processing systems in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have a catastrophic disaster recovery plan or a fully redundant alternate processing capability. If any of our critical information systems fail or become otherwise unavailable, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably and to bill for services accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. Any system failure, security breach or other damage could interrupt or delay our operations, damage our reputation and cause us to lose customers.

New regulations regarding drivers’ hours of service could materially and adversely affect our operating efficiency and increase costs.

        In April 2003, the Federal Motor Carrier Safety Administration issued the first significant revision to the hours-of-service regulations in more than 60 years. The new regulations took effect January 4, 2004.

        Presently, the Administration once again is re-examining the hours-of-service regulations, responding to a July 16, 2004, decision by the U.S. Court of Appeals for the District of Columbia Circuit that directed the Administration to consider more specifically the 2003 rules’ impact on the health of drivers. On January 24, 2005, the Administration published a notice of proposed rulemaking in the Federal Register, beginning a 45-day comment period during which the Administration is urging input from truck drivers, motor carriers, law enforcement officials, safety advocates and others on the current hours-of-service regulations. The 2003 hours-of-service rules remain in effect until no later than September 30, 2005, pursuant to the Surface Transportation Extension Act of 2004, by which time the Administration has indicated it intends to complete its re-examination.

        In general, the 2003 rules, which became effective on January 4, 2004, were intended to increase safety by giving drivers more opportunity to rest and sleep during each work cycle by, for example, increasing the minimum off-duty time during each work cycle. Moreover, under the rules, the maximum on-duty period after which a driver may no longer drive has been shortened and may no longer be extended by time spent off duty (such as meal stops and other rest breaks) once the on-duty period has begun. Therefore, delays during a driver’s on-duty time (such as those caused by loading and unloading) may limit the driver’s available hours behind the wheel. Shippers may be unable or unwilling to assist us in managing our drivers’ on-duty time or to pay higher rates to compensate for our costs of complying with these regulations. This, and other operational issues that the 2003 rules may create, could increase our operating costs. Moreover, we cannot predict what impact any new rules that may result from the current re-examination may have on our operating costs.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expenses.

        The Environmental Protection Agency adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002. The initial reduction became effective October 1, 2002, with more stringent reductions scheduled to become effective on January 1, 2007 and 2010. Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy, and it is anticipated that the 2007 and 2010 changes will further adversely impact those areas.

We depend on our major customers, the loss of one or more of which could have a material adverse effect on our business.

        A significant portion of our revenue is generated from our major customers. For 2004, our top five customers accounted for approximately 24.6% of our revenue, our top 10 customers accounted for approximately 39.1% of our revenue and our largest customer accounted for approximately 6.6% of our revenue. Generally, we do not have long-term contracts with our major customers and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

        The U.S. Department of Transportation and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, insurance requirements and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours in service and ergonomics. Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and provincial laws and regulations. Compliance with such regulations could substantially reduce equipment productivity and increase our operating expenses. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the Department of Transportation, including those relating to drug and alcohol testing and hours-of-service. The Transportation Security Administration of the U.S. Department of Homeland Security adopted regulations that require all new drivers who carry hazardous material to undergo background checks by the Federal Bureau of Investigation and in the near future drivers who renew their licenses will be required to undergo background checks by the Federal Bureau of Investigation. While we have historically required all our drivers to obtain this qualification, these new regulations could reduce the availability of qualified drivers, which could require us to adjust our driver compensation package or let trucks sit idle. These regulations could also complicate the process of matching available equipment with shipments that include hazardous material, thereby increasing the time it takes us to respond to customer orders and increasing our empty miles.

        Failure to comply with Department of Transportation safety regulations or a downgrade in our safety rating could have a material adverse impact on our operations or financial condition. The loss of our ability to self-insure for any significant period of time would materially increase our insurance costs. In addition, we may experience difficulty in obtaining adequate levels of coverage in that event.

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

Item 2. PROPERTIES

        Our executive offices and headquarters are located on 63 acres in Van Buren, Arkansas. This facility currently consists of approximately 84,000 square feet of office space, 27,000 square feet of maintenance space, a 2,500 square-foot dock and training and driver housing space within two structures. In 2004, we expanded our maintenance shop by approximately 15,000 square feet. We are scheduled to complete construction on a 33,000 square-foot addition to our executive offices in July 2005 that will provide an additional 400 workspaces.

        We own and operate several maintenance and driver facilities, including a 32-acre facility in West Memphis, Arkansas, a 20-acre facility in Shreveport, Louisiana, a 44-acre facility in Butler Township, Ohio and a 10-acre facility in Laredo, Texas. We own the land on which each of these four facilities is located, except for three of the acres in West Memphis, Arkansas, which we lease under a long-term lease. We are also holding for sale an eight-acre facility in Vandalia, Ohio that we no longer operate.

        We lease a 10-acre facility containing a shop and transfer building in Bethel, Pennsylvania under a lease expiring in November 2005 with one remaining one-year renewal option and a 10-acre facility containing a shop in Roanoke, Virginia under a lease expiring in January 2009 with an option to terminate the lease in January 2007. We also lease, on a month-to-month basis, an office facility in East Peoria, Illinois, and a parking facility in Blue Island, Illinois.

        We intend to increase the capacity of our current maintenance facilities and lease additional maintenance facilities during 2005 and 2006.

Item 3. LEGAL PROCEEDINGS

        We are a party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. We maintain insurance covering liabilities in excess of certain self-insured retention levels. Though we believe these claims to be routine and immaterial to our long-term financial position, adverse results of one or more of these claims could have a material adverse effect on our financial position, results of operations or cash flow.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is quoted on the Nasdaq National Market under the symbol “USAK.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by the Nasdaq National Market.

	Price Range
	High	Low
Year ending December 31, 2004
Fourth Quarter	$17.05	$11.72
Third Quarter	12.81	10.12
Second Quarter	12.24	9.00
First Quarter	11.81	9.50
Year ended December 31, 2003
Fourth Quarter	$11.99	$9.39
Third Quarter	12.38	8.90
Second Quarter	9.42	7.01
First Quarter	8.20	6.00

        As of February 23, 2005, there were 237 holders of record (including brokerage firms and other nominees) of our Common Stock. We estimate that there were approximately 1,400 beneficial owners of the Common Stock as of that date. On February 23, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $19.65 per share.

Dividend Policy

        We have not paid any dividends on our common stock to date and we do not anticipate paying any dividends in the foreseeable future. We currently intend to retain all of our earnings, if any, for use in the expansion and development of our business.

Equity Compensation Plan Information

        The following table provides information about our equity compensation plans as of December 31, 2004, including both stockholder approved plans and non-stockholder approved plans. The equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan and two plans under which options remain outstanding, but no new options may be granted: our Employee Stock Option Plan and our 1997 Nonqualified Stock Option Plan for Nonemployee Directors. We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	562,100 (1)	$ 10.34	642,000 (2)
Equity Compensation Plans Not Approved by Security Holders	--	--	--

Total	562,100 (1)	$ 10.34	642,000 (2)

(1)

Includes 100,000 unvested shares of restricted stock, which will vest upon the attainment of specified performance goals, and which do not require the payment of exercise prices; and 462,100 shares of Common Stock subject to outstanding stock options.

(2)

Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 annual meeting and ending with the 2013 annual meeting, the maximum number of shares of Common Stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii)such lesser number of shares (which may be zero or any number less than 25,000)as determined by our Board of Directors. Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan will increase from 900,000 to 925,000 on May 4, 2005, the date of our 2005 annual meeting. The share numbers included in the table do not reflect this adjustment or any future adjustments. The shares that remain available for future grants include 592,000 shares that may be granted as stock options under our 2004 Equity Incentive Plan and 50,000 shares that may be issued as performance-based restricted stock under our 2003 Restricted Stock Award Plan. The 592,000 shares subject to future grant under our 2004 Equity Incentive Plan may, alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equity Securities

        On October 21, 2004, we publicly announced that our Board of Directors has authorized the repurchase of up to 500,000 shares of our outstanding common stock over a three-year period ending October 19, 2007, dependent upon market conditions. We may make common stock purchases under this program from time to time on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors. The Board of Directors previously authorized the repurchase of up to 500,000 shares of our common stock during the three-year period from October 17, 2001 to October 16, 2004, which program was publicly announced October 17, 2001. The following table sets forth purchases of Common Stock made by us on the open market under that prior authorization and under the current authorization during the fourth quarter of 2004. We are required to include in this table purchases made by us or by any affiliated purchaser. For this purpose, “affiliated purchaser” does not include our Employee Stock Purchase Plan, which provides that shares purchased for employees under that plan may be newly issued shares provided by us or shares purchased on the open market. Open market purchases under that plan are made by the administrator of the plan, which is an agent independent of us.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2004 - October 31, 2004	4,000 (2)	$ 12.39	4,000 (2)	500,000
November 1, 2004 - November 30, 2004	1,000	$ 12.35	1,000	499,000
December 1, 2004 - December 31, 2004	2,500	$ 12.44	2,500	496,500
(1)

Indicates the number of shares that may be repurchased, as of the end of the month, under the new program described above effective October 21, 2004, through October 19, 2007, and does not include any shares that were purchasable under our prior program that terminated on October 16, 2004.

(2)	These 4,000 shares were purchased under our prior repurchase program described above, which expired on October 16, 2004.

Item 6. SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data and other operating information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” We derived the selected consolidated Statement of Income and Balance Sheet data as of and for each of the five years ended December 31, 2004 from our audited financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
(in thousands, except per share data and key operating statistics)

	Year ended December 31,

	2004	2003	2002	2001	2000

Statements of Income Data:
Base revenue	$ 335,880	$ 286,080	$ 268,510	$ 244,396	$ 218,593
Fuel surcharge	27,225	12,583	5,263	8,045	7,992

Total revenue	363,105	298,663	273,773	252,441	226,585
Operating expenses and costs:
Salaries, wages and employee benefits	125,953	109,616	108,283	109,508	92,270
Fuel and fuel taxes	81,722	58,740	47,851	49,551	49,303
Depreciation and amortization	35,871	30,611	27,811	26,418	26,793
Purchased transportation	28,317	24,183	26,024	10,728	2,862
Insurance and claims	26,224	18,390	15,922	11,590	13,502
Operations and maintenance	24,736	26,518	21,592	22,617	19,402
Operating taxes and licenses	5,653	4,682	4,389	4,013	4,248
Communications and utilities	3,039	2,967	2,792	2,624	2,802
(Gain) loss on disposal of assets	(1,040)	(743)	(166)	511	150
Other	14,831	12,849	9,803	8,906	9,608

Total operating expenses and costs	345,306	287,813	264,301	246,466	220,940

Operating income	17,799	10,850	9,472	5,975	5,645
Other expenses (income):
Interest expense	3,539	2,557	3,127	4,344	5,408
Other, net	33	65	(22)	(148)	82

Total other expenses, net	3,572	2,662	3,105	4,196	5,490

Income before income taxes	14,227	8,228	6,367	1,779	155
Income taxes	6,795	4,873	3,765	692	61

Net income	$ 7,432	$ 3,355	$ 2,602	$ 1,087	$ 94

Earnings per common share:
Basic	$ 0.80	$ 0.36	$ 0.28	$ 0.12	$ 0.01
Diluted	$ 0.79	$ 0.36	$ 0.28	$ 0.12	$ 0.01
Weighted average common shares outstanding:
Basic	9,268	9,327	9,310	9,236	9,254
Diluted	9,398	9,370	9,348	9,279	9,260

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (continued)

	Year ended December 31,

	2004	2003	2002	2001	2000

Other Financial Data:
Capital expenditures, net	$ 89,379	$ 53,406	$ 33,058	$ 27,044	$ 32,533
Key Operating Statistics:
Revenue per mile (2)	$ 1.293	$ 1.236	$ 1.209	$ 1.155	$ 1.143
Average miles per tractor per week	2,361	2,341	2,322	2,364	2,190
Empty mile factor	8.39%	8.97%	9.24%	9.82%	9.16%
Average number of tractors (3)	2,174	1,961	1,882	1,751	1,470
Total miles (loaded & empty) (in thousands)	259,725	231,389	222,079	211,602	191,318
Miles per tractor	119,469	117,995	118,001	120,846	109,953
Average miles per trip (4)	839	851	859	852	880
Number of shipments (5)	329,210	281,336	253,063	231,002	199,611
Unmanned tractor percentage (6)	4.86%	3.85%	5.89%	1.20%	9.20%
Balance sheet data:
Total assets	$ 288,154	$ 222,549	$ 188,851	$ 182,411	$ 189,919
Long-term debt and capital leases, including current portion	140,442	85,147	68,595	69,480	78,528
Stockholders' equity	85,528	77,496	74,092	71,173	69,981
(1)	Capital expenditures, net, is based upon purchases of property and equipment for cash and under capital lease arrangements less proceeds from the sale of property and equipment.

(2)	Revenue per mile is based upon total revenue minus fuel surcharge divided by total miles (loaded and empty).

(3)	Average number of tractors is based upon company-operated tractors plus owner-operator tractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of shipments using company-operated and owner-operator tractors.

(5)	Number of shipments includes both shipments for which we use company-operated and owner-operator tractors and brokerage and third party logistics services where we engage other carriers to transport our customers’ freight.

(6)	Unmanned tractor percentage is the average percentage, for each month end during the year, of company-operated tractors to which a driver is not assigned.

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

        Dedicated freight services are truckload freight services we provide pursuant to contracts with our customers under which we agree to make our equipment and drivers available for shipments over particular routes at specified times and dates. Regional freight refers to truckload freight services that involve a length of haul that is generally less than 500 miles. It is not always possible to operate at full capacity entirely within the General Freight division’s medium haul range. For this reason, and in order to aid in driver recruitment and retention, we have recently begun to accept shipments that originate and terminate within a smaller geographic area; specifically, the areas around two of our facilities, with lengths of haul generally less than 500 miles.

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

        The most significant accounting policies and estimates that affect our financial statements include the following:

o	Revenue recognition based on relative transit time in each period and direct expenses as incurred. The total revenue that we record upon dispatch is recognized in one or more reporting periods based on the estimated percentage of the delivery service, utilizing a bill-by-bill analysis, that has been completed at the end of the reporting period.

o	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. We operate a significant number of tractors and trailers in connection with our business. We may purchase this equipment or acquire it under capital leases. We depreciate purchased equipment on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We initially record equipment acquired under capital leases at the net present value of the minimum lease payments and amortize it on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from three years to ten years. We estimate the salvage value at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal. We continually monitor used tractor and trailer values and adjust depreciable lives, depreciation expense and salvage values of our tractors and trailers as necessary to keep their values in line with expected market values at the time of disposal.

o	Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. We record both current and long-term claims accruals at the estimated ultimate payment amounts based on individual case estimates. The current portion reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates we rely on past experience with similar claims, negative or positive developments in the case and similar factors. We do not discount our claims liabilities. Insurance carriers have recently raised premiums for many businesses, including trucking companies. As a result, the Company’s insurance and claims expense could increase, or the Company could raise its self-insured retention levels when the policies are renewed.

o	Allowance for doubtful accounts. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for potential credit losses based upon our loss history, aging analysis and on-going risk assessment of specific customers. Such losses have been within our expectations. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

o	Stock based compensation. Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure — only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

        We periodically re-evaluate these policies as circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period. We believe the methodologies we employ to make the above estimates are reliable, as actual amounts incurred have approximated the estimates made.

Results of Operations

Executive Overview

        Solid freight demand throughout the year ended December 31, 2004, helped us post strong revenue growth of 17.4% on just 10.9% growth in our tractor fleet. The revenue growth beyond fleet growth was primarily due to higher revenue per mile (+4.6%) and an increase in our third party logistics and brokerage revenues (+19.3%).

        We also made progress on our cost management initiatives. In particular, we substantially completed our seven-quarter plan to reduce the average ages of our tractor and trailer fleets, which was the primary reason for the 6.7% reduction in operations and maintenance expenses. Our internal efforts to improve the efficiency of our fuel surcharge revenue program also aided in expanding our margins. That margin expansion was hindered by higher insurance and claims costs, which were up 42.6% due to the settlement and litigation of certain older claims. We are encouraged, however, by the progress that we have made in both accident prevention and claims management. Our accident frequency was down 7.3%, our volume of open liability claims was down 28.6% and our volume of liability claims in litigation was down 38.7%. Overall, the operating ratio of 94.7% improved 3.8 percentage points and represents our best operating margin since 1999.

        The results of our improved revenues and our efforts to reduce expenses is evident on the bottom line where we posted our highest net income ($7.4 million) and diluted earnings per share ($0.79) since 1999. Over the past several years, we have meticulously benchmarked our current operating statistics against those of 1998, which is the year that produced the strongest operating statistics in our public history. Our focus on improving revenue per mile and equipment utilization while controlling key expense items enabled us to improve our performance against those benchmarks.

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

        The following period-to-period comparisons should be read in conjunction with the following table and the consolidated statements of income. Unless otherwise indicated, references to increases or decreases in expense items, as a percentage of revenue, refer to increases or decreases as a percentage of revenue, before fuel surcharge.

        Revenues from our third party logistics and brokerage services have increased in recent periods. These services do not typically involve the use of our tractors and trailers. Therefore, the increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of revenue. Since the increase in these revenues generally affects all such expenses, as a percentage of revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.

        The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the years indicated:

	Year ended December 31,
	2004	2003	2002
Revenue, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	37.5	38.3	40.3
Fuel and fuel taxes (1)	16.2	16.1	15.9
Depreciation and amorization	10.7	10.7	10.4
Purchased transportation	8.4	8.5	9.7
Insurance and claims	7.8	6.4	5.9
Operating and maintenance	7.4	9.3	8.1
Operating taxes and licenses	1.7	1.7	1.6
Communications and utilities	0.9	1.0	1.0
Gain on disposal of assets	(0.3)	(0.3)	(0.1)
Other	4.4	4.5	3.7

Total operating expenses and costs	94.7	96.2	96.5

Operating income	5.3	3.8	3.5
Other expenses (income):
Interest expense	1.1	0.9	1.2
Other, net	--	--	--

Total other expenses, net	1.1	0.9	1.1

Income before income taxes	4.2	2.9	2.4
Income tax expense	2.0	1.7	1.4

Net income	2.2%	1.2%	1.0%

(1)     Net of fuel surcharge revenue

Fiscal Year Ended December 31, 2004 compared to Fiscal Year Ended December 31, 2003

        Operating revenue, before fuel surcharge, increased 17.4% from $286.1 million in 2003 to $335.9 million in 2004. This increase was due primarily to an increase of 10.9% in the average number of tractors operated from 1,961 (including 39 owner-operators) in 2003 to 2,174 (including 43 owner-operators) in 2004, an increase of 4.6% in average rates per mile and, to a lesser extent, an increase in the number of workdays from 252 in 2003 to 253 in 2004.

        Average revenue per mile, before fuel surcharge, increased from $1.236 in 2003 to $1.293 in 2004 due to an increase in the average rate per mile charged to customers and, to a lesser extent, an increase in third party logistics and brokerage revenues and an improvement in our empty mile factor. The number of shipments increased 17.0% from 281,336 in 2003 to 329,210 in 2004. The empty mile factor decreased from 8.97% of paid miles in 2003 to 8.39% of paid miles in 2004. The decreased empty mile factor was primarily the result of improved freight demand in our operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there were few available outbound loads.

        The decrease in salaries, wages and employee benefits expense, as a percentage of revenue, was primarily the result of an increase in average revenue per mile. This was partially offset by an increase in monetary incentive compensation accrued for employees due to improved financial performance of the Company from 2003 to 2004 and an increase in the cost of employee medical benefits expense.

        We increased driver pay effective in mid-December 2004. The pay increase impacts approximately 80% of our drivers and is comprised of a one-cent per mile increase for all eligible drivers plus an additional one-cent per mile for eligible drivers with zero to nine months of experience. We estimate that affected drivers will receive an average pay increase of $0.0126 per mile. The increase is intended to address driver recruiting and retention objectives by maintaining our pay scale’s competitive position relative to our peers with whom we directly compete for drivers. Because of the timing of this increase, it had a minimal effect on 2004 operating results.

        The decrease in operations and maintenance expense, as a percentage of revenue, was primarily due to decreased direct repair costs resulting from a decrease in the average age of our revenue equipment.

        The increase in insurance and claims expense, as a percent of revenue, was primarily due to an increase in expenses associated with bodily injury and property damage claims as a result of our continued efforts to settle and litigate certain older claims and, to a lesser extent, an increase in expenses associated with accident damage to our own revenue equipment.

        Our effective tax rate decreased from 59.2% in 2003 to 47.8% in 2004. The effective rates varied from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure that we implemented in April 2002. Due to the partially nondeductible effect of per diem, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure. Due to increased pre-tax income in 2004, the impact of the non-deductible expenses had a lesser impact on the effective rate than in 2003.

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

        Average revenue per mile, before fuel surcharge, increased from $1.209 in 2002 to $1.236 in 2003 due to an increase in the average rate per mile charged to customers and, to a lesser extent, an increase in third party logistics and brokerage revenues. The number of shipments increased 11.2% from 253,063 in 2002 to 281,336 in 2003. The empty mile factor decreased from 9.24% of paid miles in 2002 to 8.97% of paid miles in 2003. The decreased empty mile factor was primarily the result of improved freight demand in our operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there were few available outbound loads. We experienced a decrease in the percentage of unmanned tractors from 5.89% of the fleet in 2002 to 3.85% of the fleet in 2003. The decrease in the percentage of unmanned tractors was primarily the result of the number of drivers hired exceeding drivers lost through turnover.

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

        The increase in depreciation and amortization expense, as a percentage of revenue, was due to slightly higher depreciation expense as a result of the decreased salvage value of tractors that we chose not to trade in accordance with our pre-2002 trade cycle and an increase in new tractor pricing in 2003. The decrease in average number of owner-operators also contributed to the increase.

        The increase in operations and maintenance expense, as a percentage of revenue, was primarily due to increased maintenance expense on tractors that we chose not to trade in accordance with our pre-2002 trade cycle and, to a lesser extent, the decrease in the size of our owner-operator fleet.

        The decrease in purchased transportation expense, as a percentage of revenue, was primarily due to the decrease in the size of our owner-operator fleet. Owner-operators are independent contractors who provide their own tractors (including tractor maintenance), fuel and most insurance and drive for the Company on a contract basis for a fixed rate per mile that is higher than that paid to Company drivers, who are not directly responsible for these expenses. This effect was partially offset by an increase in carrier expense for third party transportation services incurred in connection with our third party logistics and brokerage services. All expenses associated with our third party logistics and brokerage services and owner-operator fees comprise purchased transportation expense.

        The increase in insurance and claims expense, as a percentage of revenue, was primarily due to an increase in adverse claims accruals, and, to a lesser extent, an increase in liability, cargo and workers’ compensation insurance premiums.

        The increase in other costs, as a percentage of revenue, was primarily due to an increase in recruiting expense to reduce the number of unmanned tractors as described above.

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

Inflation

        Although most of our operating expenses are inflation sensitive, with increases in inflation generally resulting in increased operating costs and expenses, the effect of inflation on revenue and operating costs has been minimal in recent years. The effects of inflation-driven cost increases on our overall operating costs are not expected to be greater for us than for our competitors.

Fuel Availability and Cost

        The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges. We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases. Overall, we experienced higher fuel prices per gallon in 2004 than in 2003 and 2002.

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

Liquidity and Capital Resources

        The continued growth of our business has required significant investments in new equipment. We have financed new tractor and trailer purchases with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our senior credit facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our senior credit facility. We use our senior credit facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Cash flows from operations were $38.0 million for 2004 and $36.9 million for 2003.

        Our senior credit facility, as amended, provides a working capital line of credit of $75.0 million, including letters of credit not exceeding $10.0 million. Bank of America, N.A. is the agent bank and SunTrust Bank, U.S. Bank and Regions Bank are participants in our senior credit facility. As of December 31, 2004, approximately $9.7 million was available under our senior credit facility. Our senior credit facility matures on April 30, 2007. At any time prior to April 30, 2007, subject to certain conditions, we have the option to convert the balance outstanding on our senior credit facility to a four-year term loan requiring 48 equal monthly principal payments plus interest. The facility can be increased to $90.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. Our senior credit facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The effective interest rate on our borrowings under our credit facility for the year ended December 31, 2004 was 3.13%. We have hedged a portion of our exposure to the volatility in variable interest rates by entering into an interest rate swap agreement effective March 27, 2003, on a notional amount of $10 million. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. As of December 31, 2004, the rate was 0.30%. Our credit facility is collateralized by accounts receivable and otherwise unencumbered tractors.

        On December 31, 2004, we had debt obligations of approximately $140.4 million, including amounts borrowed under our senior credit facility, approximately $73.8 million of capital lease commitments and approximately $3.1 million under a short-term note payable. Approximately $25.3 million of these debt obligations were current obligations. During the year ended December 31, 2004, we made borrowings under our senior credit facility, lease commitments and a note payable of $235.4 million, while retiring $180.1 million in debt under these facilities. The borrowings had an average interest rate of approximately 3.9% while the retired debt had an average interest rate of approximately 4.0%.

        During the year ended December 31, 2004, we made $113.6 million in capital expenditures including equipment purchases under capital lease arrangements, $109.8 million of which we used for revenue equipment and $3.8 million of which we used for maintenance and office equipment, maintenance facility and office expansions and facility improvements.

        At December 31, 2004, we planned to make approximately $109.3 million in capital expenditures during 2005. Of this amount, we were contractually committed to spend $103.3 million and budgeted to spend an additional $0.9 million for revenue equipment in 2005. We expect to use the balance of our planned capital expenditures for 2005, in the amount of approximately $5.1 million, for facility improvements and maintenance and office equipment. We can cancel these commitments to purchase revenue equipment upon advance notice. While the current availability under our senior credit facility and cash flows from operations may not be sufficient to fund the expenditures we plan to make in 2005, we are considering exercising the option to increase the availability under our senior credit facility in accordance with its terms. We are likely to enter into additional leasing arrangements and may consider other financing sources, possibly including public or private offerings of securities. We believe that these traditional and potential sources of capital will be sufficient to fund our operations and capital expenditures throughout 2005.

        The following table represents our outstanding contractual obligations at December 31, 2004, excluding letters of credit:

Payments Due By Period
(in thousands)

	Total	2005	2006-2007	2008-2009	Thereafter

Contractual Obligations:
Long-term debt obligations (1)	$ 63,543	$ --	$ --	$ 63,543	$ --
Capital lease obligations (2)	78,132	24,295	39,662	14,175	--
Purchase obligations (3)	194,881	105,280	89,601	--	--
Financing note	3,084	3,084	--	--	--
Total	$ 336,640	$ 132,659	$ 129,263	$ 77,718	$ --
(1)	Long-term debt obligations consist of our senior credit facility that matures on April 30, 2007.

(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.

(3)	Revenue equipment purchase obligations in the amount $103.3 million for 2005 and $89.6 million for 2006 are cancelable by us upon advance notice.

New Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data--Note 1. to the Financial Statements: New Accounting Pronouncements."

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We experience various market risks, including changes in interest rates, foreign currency exchange rates, and commodity prices.

        Interest Rate Risk. We are exposed to interest rate risk primarily from our senior credit facility. Our senior credit facility, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At December 31, 2004, we had $65.3 million outstanding pursuant to our senior credit facility including letters of credit.

        In an effort to manage the risks associated with changing interest rates, we entered into an interest rate swap agreement effective March 27, 2003 on a notional amount of $10.0 million. The transaction is intended to provide interest rate protection for us by creating an interest rate neutral position on a portion of our outstanding balance under our senior credit facility by specifically matching notional amounts, maturity dates and interest rate indices, and does not provide us with any additional borrowing capacity. Details regarding the swap, as of December 31, 2004, are as follows:

Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2) (3)

$10.0 million	March 27, 2005	1.99%	2.55%	$14,000
(1)	LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2)	The fair value is an estimated amount that we would have paid at December 31, 2004 to terminate the agreement.

(3)	The fair value changed from approximately $(52,000) at December 31, 2003. The fair value is impacted by changes in rates of similarly termed Treasury instruments.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
USA TRUCK, INC.
ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2004 INDEX TO FINANCIAL STATEMENTS
Page
PART I
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets as of December 31, 2004 and 2003	27
Consolidated Statements of Income for the year ended December 31, 2004, 2003 and 2002	28
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2004, 2003 and 2002	29
Consolidated Statements of Cash Flows for the year ended December 31, 2004, 2003 and 2002	30
Notes to Consolidated Financial Statements	31

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Truck, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

Tulsa, Oklahoma

January 28, 2005

USA Truck, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,189	$1,323
Accounts receivable:
Trade, less allowance for doubtful accounts of $166 in 2004 and $330 in 2003	41,618	32,647
Other	4,361	3,162
Inventories	447	425
Deferred income taxes	2,668	2,776
Prepaid expenses and other current assets	6,376	5,208

Total current assets	56,659	45,541
Property and equipment:
Land and structures	27,697	24,625
Revenue equipment	261,282	205,053
Service, office and other equipment	16,238	16,233

	305,217	245,911
Accumulated depreciation and amortization	(73,875)	(69,117)

	231,342	176,794
Other assets	153	214

Total assets	$288,154	$222,549

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$1,769	$1,043
Trade accounts payable	12,069	11,736
Current portion of insurance and claims accruals	8,299	8,428
Accrued expenses	8,683	10,908
Note payable	3,084	—
Current maturities of long-term debt and capital leases	22,244	10,847

Total current liabilities	56,148	42,962
Long-term debt and capital leases, less current maturities	115,114	74,300
Deferred income taxes	27,636	24,757
Insurance and claims accruals, less current portion	3,728	3,034
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value; 16,000,000 shares authorized; issued 9,341,446 shares in 2004 and 9,332,546 shares in 2003	93	93
Additional paid-in capital	13,211	11,458
Retained earnings	73,411	65,979
Less treasury stock, at cost (6,834 shares in 2004 and 433 shares in 2003)	(84)	(2)
Accumulated other comprehensive (loss)	8	(32)
Unearned compensation	(1,111)	—

Total stockholders’ equity	85,528	77,496

Total liabilities and stockholders’ equity	$288,154	$222,549

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Base revenue	$335,880	$286,080	$268,510
Fuel surcharge	27,225	12,583	5,263

Total revenue	363,105	298,663	273,773
Operating expenses and costs:
Salaries, wages and employee benefits	125,953	109,616	108,283
Fuel and fuel taxes	81,722	58,740	47,851
Depreciation and amortization	35,871	30,611	27,811
Purchased transportation	28,317	24,183	26,024
Insurance and claims	26,224	18,390	15,922
Operations and maintenance	24,736	26,518	21,592
Operating taxes and licenses	5,653	4,682	4,389
Communications and utilities	3,039	2,967	2,792
(Gain) loss on disposal of assets	(1,040)	(743)	(166)
Other	14,831	12,849	9,803

Total operating expenses and costs	345,306	287,813	264,301

Operating income	17,799	10,850	9,472
Other expenses (income):
Interest expense	3,539	2,557	3,127
Other, net	33	65	(22)

Total other expenses, net	3,572	2,622	3,105

Income before income taxes	14,227	8,228	6,367
Income tax expense:
Current	3,834	4,735	1,718
Deferred	2,961	138	2,047

Total income tax expense	6,795	4,873	3,765

Net income	$7,432	$3,355	$2,602

Net income per share:
Basic earnings per share	$0.80	$0.36	$0.28

Diluted earnings per share	$0.79	$0.36	$0.28

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive	Unearned
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Compensation	Total

Balance at January 1, 2002	9,268	$93	$11,139	$60,022	$(80)	$—	$—	$71,174

Exercise of stock options	57	—	240	—	—	—	—	240
Sale of 8 shares of treasury stock to employee stock purchase plan	—	—	31	—	45	—	—	76
Net income for 2002	—	—	—	2,602	—	—	—	2,602

Balance at December 31, 2002	9,325	93	11,410	62,624	(35)	—	—	74,092

Exercise of stock options	8	—	30	—	—	—	—	30
Sale of 6 shares of treasury stock
to employee stock purchase plan	—	—	18	—	33	—	—	51
Net income for 2003	—	—	—	3,355	—	—	—	3,355
Change in fair value of interest rate swap, net of taxes of $20	—	—	—	—	—	(32)	—	(32)

Total other comprehensive income	—	—	—	—	—	—	—	3,323

Balance at December 31, 2003	9,333	93	11,458	65,979	(2)	(32)	—	77,496

Exercise of stock options	9	—	49	—	—	—		49
Purchase of 8 shares of							—
Common Stock into treasury	—	—	—	—	(93)	—	—	(93)
Sale of 1 share of treasury stock
to employee stock purchase plan	—	—	3	—	11	—	—	14
Contribution of shares for restricted stock award	—	—	1,163	—	(1,163)	—	—	—
Restricted stock award grant	—	—	—	—	1,163	—	(1,163)	—
Adjustments to unearned compensation	—	—	538	—	—	—	(538)	—
Amortization of unearned compensation	—	—	—	—	—	—	590	590
Net income for 2004	—	—	—	7,432	—	—	—	7,432
Change in fair value of interest rate swap, net of taxes of ($26)	—	—	—	—	—	40	—	40

Total other comprehensive income								7,472

Balance at December 31, 2004	9,342	$93	$13,211	$73,411	$(84)	$8	$(1,111)	$85,528

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income	$7,432	$3,355	$2,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,871	30,611	27,811
Provision for doubtful accounts	(129)	173	42
Deferred income taxes	2,961	138	2,048
Amortization of unearned compensation	590	—	—
Gain loss on disposal of property and equipment	(1,040)	(743)	(166)
Changes in operating assets and liabilities:
Accounts receivable	(10,041)	(8,533)	1,400
Inventories, prepaid expenses and other current assets	(1,190)	(1,259)	(1,501)
Bank drafts payable, trade accounts payable and accrued expenses	2,999	11,179	(1,151)
Insurance and claims accruals	565	1,944	1,857)

Net cash provided by operating activities	38,018	36,865	32,942

Investing activities
Purchases of property and equipment	(77,937)	(34,537)	(27,430,902)
Proceeds from sale of property and equipment	24,180	11,117	1,538
Change in other assets	61	(7)	(53)

Net cash used in investing activities	(53,696)	(23,427)	(16,221)

Financing activities
Borrowings under long-term debt	195,640	88,270	60,609
Principal payments on long-term debt	(165,581)	(79,700)	(61,695)
Principal payments on capitalized lease obligations	(13,470)	(22,004)	(16,689)
Principal payments on note payable	(1,015)	—	—
Payments to repurchase common stock	(93)	—	—
Proceeds from sale of treasury stock	14	51	76
Proceeds from the exercise of stock options	49	30	240

Net cash provided by (used in) financing activities	15,544	(13,353)	(17,459)

Increase (decrease) in cash and cash equivalents	(134)	85	(738)
Cash and cash equivalents:
Beginning of period	1,323	1,238	1,976

End of period	$1,189	$1,323	$1,238

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,193	$2,642	$3,676
Income taxes	4,948	2,858	1,675
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for leases on revenue equipment	35,622	29,986	16,890
Liability incurred for note payable	4,099	—	—

See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1. Summary of Significant Accounting Policies

Description of Business

        USA Truck (the “Company”) is a medium haul, dry van truckload carrier transporting general commodities throughout the continental United States and between locations in the United States and Canada. We transport general commodities into Mexico by allowing through-trailer service on our trailers through our facility in the gateway city of Laredo, Texas.

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

Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets include temporary differences relating to depreciation, capitalized leases and certain revenues and expenses.

Property and Equipment

        Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method using the following estimated useful lives: structures – 5 to 39.5 years; revenue equipment – 3 to 10 years; and service, office and other equipment – 3 to 20 years. Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     Summary of Significant Accounting Policies (continued)

Claims Liabilities

        The Company is self-insured up to certain limits for bodily injury, property damage, workers’ compensation, cargo loss and damage claims and medical benefits. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported.

        Beginning October 1, 2004, our self-insurance retention levels were $750,000 for workers’ compensation claims per occurrence, $50,000 for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. For medical benefits, the Company self-insures up to $250,000 per claim per year with an aggregate claim exposure limit, which was $8.2 million at December 31, 2004, determined by its year-to-date claims experience and its number of covered lives. The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters. The Company maintains insurance above the amounts for which it self-insures, to certain limits, with licensed insurance carriers. The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements, and the Company believes this coverage is sufficient to protect against material loss.

        The Company records claims accruals at the estimated ultimate payment amounts based on individual case estimates. The current portion reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates of ultimate payment amounts and the determinations of the current portion of each claim the Company relies on past experience with similar claims, negative or positive developments in the case and similar factors. The Company re-evaluates these estimates and determinations each reporting period based on developments that occur and new information that becomes available during the reporting period.

Revenue Recognition

        The total revenue that the Company records upon dispatch is recognized in one or more reporting periods based on the estimated percentage of the delivery service that has been completed at the end of the reporting period.

Advertising Costs

        The Company expenses advertising costs as incurred. Total advertising costs for the periods ended December 31, 2004, 2003 and 2002 were approximately $4.1 million, $3.3 million and $2.4 million, respectively.

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

        Since the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans other than the amortization of the unearned compensation related to the restricted stock awards. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002 consistent with the provisions of SFAS 123, the Company’s pro forma net income would have been as follows:

(in thousands, except per share amounts)

	2004	2003	2002
Net income, as reported	$7,432	$3,355	$2,602
Stock based compensation expense included in the Consolidated Statements of Income, net of tax	365	—	—
Pro forma expense for all awards, net of tax	(549)	(70)	(99)

Pro forma net income	$7,248	$3,285	$2,503

Basic earnings per share, as reported	$0.80	$0.36	$0.28

Pro forma basics earnings per share	$0.78	$0.35	$0.27

Diluted earnings per share, as reported	$0.79	$0.36	$0.28

Pro forma diluted earnings per share	$0.77	$0.35	$0.27

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     Summary of Significant Accounting Policies (continued)

Earnings Per Share

        Earnings per share amounts are computed based on Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year excluding any dilutive effects of options and restricted stock. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

Reclassifications

        Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation.

New Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon the fair value at grant date. Statement 123R is effective for us on July 1, 2005.

        The Company will adopt the modified-prospective-transition method. Under this method, the Company will be required to recognize compensation cost for share-based payments to our employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date Statement 123R is adopted will be based on the same estimate of the grant-date fair value used previously under Statement 123 for pro forma disclosure purposes. For those awards that are granted, modified or settled after Statement 123R is adopted, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of Statement 123R. For periods prior to adoption, the financial statements will remain unchanged. Accordingly, pro forma disclosures will not be necessary for periods after the adoption of the new standard.

        Based on the options currently outstanding, the estimated impact of Statement 123R, after the adoption date, would be a recognition of approximately $86,000 in compensation expense during 2005.

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

2. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following:

(in thousands)

	December 31,
	2004	2003
Prepaid licenses and taxes	$2,059	$1,902
Prepaid insurance	3,110	2,379
Other	1,207	927

Total prepaid expenses and other current assets	$6,376	$5,208

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accrued Expenses

        Accrued expenses consist of the following:

(in thousands)

	December 31,
	2004	2003
Salaries, wages, bonuses and employee benefits	$3,277	$3,458
Income tax payable	—	2,275
Other:	5,406	5,175

Total accrued expenses	$8,683	$10,908

(1)	As of December 31, 2004 and 2003 no single item included within other accrued expenses exceeded 5% of our total current liabilities.

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

        Effective March 27, 2003, the Company entered into an interest rate swap agreement with a notional amount of $10.0 million. Under this swap agreement, the Company pays a fixed rate of 1.99%, while receiving a floating rate equal to the “3-month” LIBOR as of the second London Business Day prior to each floating rate reset date. This interest rate swap agreement terminates on March 27, 2005.

        The Company designated the $10.0 million interest rate swap as a cash flow hedge of its exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. Changes in future cash flows from the interest rate swap will offset changes in interest payments on the first $10.0 million of the Company’s current senior credit facility or future “3-month” LIBOR-based borrowings that reset on the second London Business Day prior to the start of the next interest period. The fair value of the swap agreement was a liability of approximately $52,000 at December 31, 2003 and a receivable of approximately $14,000 at December 31, 2004.

        The Company recorded no gain or loss for the years ended December 31, 2004 and 2003 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement including termination of the swap agreement, swap notional amount, hedged portion or forecasted credit agreement borrowings below $10.0 million may result in a reclassification of any gain or loss reported in other comprehensive income into earnings.

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

5. Note Payable

        At December 31, 2004, the Company had an unsecured note payable of $3.1 million that matures on September 1, 2005. It carries an interest rate of 2.53%.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Long-term Debt

        Long-term debt consists of the following:

(in thousands)

	December 31,
	2004	2003
Revolving credit agreement (1)	$63,543	$33,484
Capitalized lease obligations (2)	73,815	51,663

	137,358	85,147
Less current maturities	22,244	10,847

Long-term debt, less current maturities	$115,114	$74,300

(1)	The Company’s revolving credit agreement (the senior credit facility), as amended, provides for available borrowings of $75.0 million, including letters of credit not exceeding $10.0 million. Availability may be further reduced by a borrowing base limit as defined in the agreement. At December 31, 2004, the Company had approximately $9.7 million availability under the facility. The senior credit facility matures on April 30, 2007, prior to which time, subject to certain conditions, the remaining outstanding balance may be converted at any time at the Company’s option to a term loan requiring forty-eight equal monthly principal payments plus interest. The facility can also be increased to $90.0 million at the Company’s option, with the additional availability provided by the current lenders, at their election, or by other lenders. The credit facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company’s attainment of certain financial ratios. The effective interest rate on the Company’s borrowings under the senior credit facility for the year ended December 31, 2004 was 3.13%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on the Company’s attainment of certain financial ratios. At December 31, 2004, the rate was 0.30% per annum. The senior credit facility is collateralized by all accounts receivable and tractors with a net book value of $53.9 million. The Company had outstanding letters of credit of approximately $1.7 million at December 31, 2004. The senior credit facility requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $73.1 million at December 31, 2004. The Company was in compliance with these covenants at December 31, 2004. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the senior credit facility approximates its fair value.

(2)	The Company’s capitalized lease obligations extend through June 2008 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 2.35% to 6.48% at December 31, 2004. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

7. Leases and Commitments

        Capital lease obligations of $35.6 million, $30.0 million and $16.9 million were incurred during the years ended December 31, 2004, 2003 and 2002, respectively.

        At December 31, 2004, the future minimum payments under capitalized leases with initial terms of one year or more were $24.3 million for 2005, $17.5 million for 2006, $22.1 million for 2007 and $14.2 million for 2008. The present value of net minimum lease payments was $73.8 million, which includes the current portion of the capital leases of $22.2 million and excludes amounts representing interest of $4.3 million.

        At December 31, 2004, property and equipment included capitalized leases, which had capitalized costs of $95.2 million, accumulated amortization of $22.0 million and a net book value of $73.2 million. At December 31, 2003, property and equipment included capitalized leases, which had capitalized costs of $62.9 million, accumulated amortization of $11.9 million and a net book value of $51.0 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $11.9 million, $9.6 million and $10.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company leased certain equipment under operating leases with terms from three to five years. Rent expense under these obligations was $113,000 and $347,000 for the years ended December 31, 2003 and 2002, respectively. There was no rent expense in 2004.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Leases and Commitments (continued)

        Commitments to purchase revenue equipment (including capital leases) and other fixed assets, which are cancelable by the Company upon advance notice, aggregated approximately $194.9 million at December 31, 2004, including commitments to purchase tractors through December 31, 2006.

8. Federal and State Income Taxes

        Significant components of the Company’s deferred tax liabilities and assets are as follows:

(in thousands)

	December 31,
	2004	2003
Current deferred tax assets:
Revenue recognition	$218	$172
Accrued expenses not deductible until paid	4,555	4,329
Restricted stock award plan	231	—
Allowance for doubtful accounts	65	127

Total current deferred tax assets	5,069	4,628
Current deferred tax liabilities:
Prepaid expenses deductible when paid	(2,401)	(1,852)

Total current deferred tax liability	(2,401)	(1,852)

Net current deferred tax assets	$2,668	$2,776

Noncurrent deferred tax assets:
Capitalized leases	$153	$129
State tax credits	45	60
Unrecognized (gain) loss on derivative financial instrument	(6)	20
Non-compete agreement	222	241
Net operating losses	—	175

Total noncurrent deferred tax assets	414	625

Noncurrent deferred tax liabilities:
Tax over book depreciation	(28,036)	(25,372)
Other	(14)	(10)

Total noncurrent deferred tax liabilities	(28,050)	(25,382)

Net deferred tax liabilities	$(27,636)	$(24,757)

        Significant components of the provision for income taxes are as follows:

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$3,132	$3,817	$1,459
State	702	918	259

Total current	3,834	4,735	1,718

Deferred:
Federal	2,482	122	1,743
State	479	16	304

Total deferred	2,961	138	2,047

Total income tax expense	$6,795	$4,873	$3,765

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Federal and State Income Taxes (continued)

        As of December 31, 2004, the Company has approximately $711,000 in state net operating loss carry-forwards that expire between April 15, 2006 and April 15, 2010.

        A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Income tax at statutory federal rate	$4,979	$2,797	$2,165
Federal income tax effects of:
State income taxes	(414)	(317)	(191)
Nondeductible expenses	1,553	1,522	1,218
Other	(504)	(63)	10

Federal income taxes	5,614	3,939	3,202
State income taxes	1,181	934	563

Total income tax expense	$6,795	$4,873	$3,765

Effective tax rate	47.8%	59.2%	59.1%

        The effective rates varied from the statutory federal tax rate of 35% in 2004 and 34% in 2003 and 2002, primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers implemented by the Company during the second quarter of 2002. Due to the nondeductible portion of per diem pay to drivers, the Company’s effective tax rate will exceed the statutory rate.

9. Employee Benefit Plans

        The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all employees. Employees can contribute 100% of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee. Company matching contributions to the plan were approximately $878,000, $749,000 and $895,000 for 2004, 2003 and 2002, respectively.

10. Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net Income	$7,432	$3,355	$2,602
Denominator:
Denominator for basic earnings per share - weighted average shares	9,268	9,327	9,310
Effect of dilutive securities:
Restricted stock award plan	66	—	—
Employee stock options	64	43	38

	130	43	38

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	9,398	9,370	9,348

Basic earnings per share	$0.80	$0.36	$0.28

Diluted earnings per share	$0.79	$0.36	$0.28

Anti-dilutive employee stock options	—	63	69

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock Transactions

Repurchase of Equity Securities

        On October 21, 2004, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding Common Stock over a three-year period ending October 19, 2007, dependent upon market conditions. The Company may make Common Stock purchases under this program from time to time on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. The Company may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors. The Board of Directors previously authorized the repurchase of up to 500,000 shares of our Common Stock during the three-year period from October 17, 2001 to October 16, 2004, which program was publicly announced prior to the beginning of that period. During 2004, the Company purchased 7,500 shares of Common Stock at a price of approximately $93,000.

Equity Compensation Plan Information

        The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options to purchase up to 900,000 shares of Common Stock to directors, officers and other key employees. No options were granted under this plan for less than the fair market value of the Common Stock at the date of the grant. Although the exercise period was determined when options were granted, no option will be exercised later than 10 years after it was granted. These grants generally vest ratably over five years.

        A summary of the Company’s stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 follows:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding-beginning of year	178,700	$7.95	205,500	$7.77	276,400	$8.70
Granted	308,000	11.64	3,000	7.52	78,300	12.19
Exercised	(8,900)	5.44	(10,700)	5.44	(95,515)	7.76
Cancelled	(15,700)	11.31	(19,100)	7.65	(42,800)	6.95
Expired	—	—	—	—	(10,885)	9.92

Outstanding-end of year	462,100	$10.34	178,800	$7.95	205,500	$7.77

Exercisable at end of year	122,200	$6.64	70,600	$5.52	40,800	$5.51

        Exercise prices for options outstanding as of December 31, 2004 ranged from $5.44 to $13.31. The options fall into two distinct ranges, from $5.44 to $7.52 and from $11.47 to $13.31. The number of options outstanding in the range from $5.44 to $7.52 is 105,900, with a weighted-average exercise price of $5.65 and a weighted-average remaining contractual life of 2.52 years. The number of options outstanding in the range from $11.47 to $13.31 is 356,200, with a weighted-average exercise price of $11.74 and a weighted-average remaining contractual life of 5.66 years. The weighted-average grant date fair values of options granted during 2004, 2003 and 2002 were $3.42, $3.56 and $7.13, respectively. The weighted-average remaining contractual life of these options is 5.91 years.

        In 2004, 2003 and 2002, 8,900, 5,500 and 22,600 options, respectively, were exercised for cash. In 2003 and 2002, additional options of 5,200 and 72,915, respectively, were exercised by the exchange of 3,062 and 38,300 shares of stock, respectively (with a market value equal to the exercise price of the options). The exchanged shares were then canceled. There were no additional options exercised by exchange of shares of stock in 2004.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the outstanding stock options:

	December 31,
	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	0.258% to 0.261%	0.517%	0.595%
Risk-free interest rate	2.53% to 4.44%	2.62%	4.47% to 4.81%
Expected lives	3 to 7 years	3 to 5 years	3 to 7 Years

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock Transactions (continued)

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

        Both the Plan and the awards made under the Plan on August 22, 2003, covering a total of 100,000 shares of restricted stock, were approved by the Company’s shareholders at the 2004 annual meeting.

        The fair market value of the 100,000 shares of common stock subject to the awards will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. During 2004 approximately $590,000 was recorded as compensation expense. The amount of compensation expense is adjusted on a quarterly basis based on changes in the market value of the Company’s Common Stock. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. The award of 100,000 shares was recorded by the Company as contributed paid-in capital and unearned compensation based on the fair market value of the Company’s Common Stock at the date of shareholder approval.

12. Fair Value of Financial Instruments

        At December 31, 2004, the amount reported in the Company’s balance sheets for its senior credit facility approximates its fair value.

        The fair value of the Company’s interest rate swap totaled $14,000 at December 31, 2004.

13. Litigation

        The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. It maintains insurance covering liabilities in excess of certain self-insured retention levels. Though management believes these claims to be routine and immaterial to the long-term financial position of the Company, adverse results of one or more of these claims could have a material adverse effect on the financial position or results of operations of the Company.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Quarterly Results of Operations (Unaudited)

        The tables below present quarterly financial information for 2004 and 2003:

(in thousands, except per share amounts)

	2004 Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$83,603	$91,634	$92,368	$95,500
Operating expenses and costs	80,590	87,928	87,324	89,465

Operating income	3,013	3,706	5,044	6,035
Other expenses, net	706	792	954	1,119

Income before income taxes	2,307	2,914	4,090	4,916
Income tax expense	1,310	1,575	2,041	1,869

Net income	$997	$1,339	$2,049	$3,047

Average shares outstanding (basic)	9,333	9,274	9,237	9,236

Basic earnings per share	$0.11	$0.14	$0.22	$0.33

Average shares outstanding (diluted)	9,384	9,389	9,396	9,433

Diluted earnings per share	$0.11	$0.14	$0.22	$0.32

	2003 Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$69,387	$75,396	$76,768	$77,112
Operating expenses and costs	69,930	71,043	72,980	73,862

Operating (loss) income	(543)	4,353	3,788	3,250
Other expenses, net	702	638	609	672

(Loss) income before income taxes	(1,245)	3,715	3,179	2,578
Income tax (benefit) expense	(97)	1,862	1,669	1,438

Net (loss) income	$(1,148)	$1,853	$1,510	$1,140

Average shares outstanding (basic)	9,321	9,327	9,330	9,331

Basic (loss) earnings per share	$(0.12)	$0.20	$0.16	$0.12

Average shares outstanding (diluted)	9,321	9,352	9,364	9,384

Diluted (loss) earnings per share	$(0.12)	$0.20	$0.16	$0.12

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosure matters during any period covered by the financial statements filed herein or any period subsequent thereto.

Item 9A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There have been no significant changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

        There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2004.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The sections entitled “Additional Information Regarding the Board of Directors—Biographical Information”, “Executive Officers”, “Section 16(a) Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee,” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2005, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

        The section entitled “Executive Compensation” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2005, sets forth certain information with respect to the compensation of management and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2005 sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” which sets forth certain information with respect to our equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled “Certain Transactions” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2005 sets forth certain information with respect to relations of and transactions by management and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2005, sets forth certain information with respect to the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years and with respect to our audit committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial statements.

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

The exhibits filed with this report are listed in the Exhibit Index, which is a separate section of this report, and incorporated in this Item 15(a) by reference.

Management Compensatory Plans:

•	Employee Stock Option Plan (Exhibit 10.1)

•	Executive Profit-Sharing Incentive Plan (Exhibit 10.2)

•	1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.3)

•	2003 Restricted Stock Award Plan (Exhibit 10.5)

•	Form of Restricted Stock Award Agreement (Exhibit 10.6)

•	USA Truck, Inc. 2004 Equity Incentive Plan (Exhibit 10.7)

USA TRUCK, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2004

ITEM 15 (c)

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

USA TRUCK, INC.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions- Other (a)	Balance End of Period
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful-accounts	$329,736	$(129,599)	$(33,840)	$166,297

Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful-accounts	$268,862	$173,200	$(112,3265)	$329,736

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$260,771	$42,100	$(34,009)	$268,862

(a)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

USA TRUCK, INC. (Registrant)

By:	/s/ ROBERT M. POWELL	By:	/s/ JERRY D. ORLER

	Robert M. Powell		Jerry D. Orler
	Chairman and Chief Executive Officer		President

Date: February 28, 2005		Date: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. POWELL Robert M. Powell	Chairman, Chief Executive Officer and Director	February 28, 2005

/s/ JERRY D. ORLER Jerry D. Orler	President and Director	February 28, 2005

/s/ CLIFTON R. BECKHAM Clifton R. Beckham	Senior Vice President – Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	February 28, 2005

/s/ J.B. SPEED James B. Speed	Director	February 28, 2005

/s/ TERRY A. ELLIOTT Terry A. Elliott	Director	February 28, 2005

/s/ JIM L. HANNA Jim L. Hanna	Director	February 28, 2005

/s/ ROLAND S. BOREHAM, JR. Roland S. Boreham, Jr.	Director	February 28, 2005

/s/ JOE D. POWERS Joe D. Powers	Director	February 28, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit
2.01	Asset Purchase Agreement dated as of October 31, 1999 between the Company, as buyer, and CARCO Carrier Corporation doing business as CCC Express, Inc., as seller, and CARCO Capital Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on November 15, 1999).

3.01	Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

3.02	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

3.03	Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

4.01	Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.02	Senior Credit Facility Commitment Letter dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Mercantile Bank, N.A. collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

4.03	Senior Credit Facility Summary of Terms and Conditions dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Mercantile Bank, N.A. collectively as the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000).

4.04	First Amended to Senior Credit Facility dated April 11, 2000, between the Company and Bank of America, N.A., SunTrust Bank, and Firstar Bank, N.A. collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.05	Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.06	Second Amendment to Senior Credit Facility dated June 17, 2003, between the Company and Bank of America, N.A., U.S. Bank, N.A. and SunTrust Bank collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).

4.07	Third Amendment to Senior Credit Facility dated December 30, 2003, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank and Regions Bank collectively as the Lenders (incorporated by reference to Exhibit 4.35 to the Company's annual report on Form 10-K for the year-ended December 31, 2004).

4.08	Fourth Amendment to Senior Credit Facility dated January 31, 2004, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank and Regions Bank collectively as the Lenders (incorporated by reference to Exhibit 4.35 to the Company's annual report on Form 10-K for the year-ended December 31, 2004).

10.1	Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.6 to the Form S-1), terminated in 2002, except with respect to outstanding options.

Exhibit Number	Exhibit
10.2	Executive Profit-Sharing Incentive Plan for executive officers of the Company (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004).

10.3	1997 Nonqualified Stock Option Plan for Nonemployee Directors of the Company (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-20721, filed with the Securities and Exchange Commission on January 30, 1997).

10.4	Amended and Restated Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 2002).

10.5	2003 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.7	USA Truck, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company's proxy statement filed with the Securities and Exchange Commission on March 19, 2004).

21	The Company has no significant subsidiaries.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Certification of Chief Finanical Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.