Form 10-Q
period 2005-04-28
USA TRUCK INC
filed 2005-04-28
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

USA TRUCK, INC.

(Exact name of registrant as specified in its charter)

Delaware	0-19858	71-0556971
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

3200 Industrial Park Road Van Buren, Arkansas	72956
(Address of Principal Executive Offices)	(Zip Code)

(479) 471-2500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended).     Yes  ☐     No  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of April 26, 2005 is 9,352,946.

INDEX

USA TRUCK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USA TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004[1]
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,861	$1,189
Accounts receivable:
Trade, less allowances of $188 in 2005 and $166 in 2004	44,051	41,618
Other	4,400	4,361
Inventories	426	447
Deferred income taxes	1,901	2,668
Prepaid expenses and other current assets	8,197	6,376

Total current assets	60,836	56,659
Property and equipment:
Land and structures	28,892	27,697
Revenue equipment	268,130	261,282
Service, office and other equipment	16,897	16,238

	313,919	305,217
Accumulated depreciation and amortization	(76,253)	(73,875)

	237,666	231,342
Other assets	153	153

Total assets	$298,655	$288,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank drafts payable	$1,402	$1,769
Trade accounts payable	10,965	12,069
Current portion of insurance and claims accruals	8,599	8,299
Accrued expenses	11,636	8,683
Note payable	2,063	3,084
Current maturities of long-term debt and capital leases	21,611	22,244

Total current liabilities	56,276	56,148
Long-term debt, less current maturities	121,507	115,114
Deferred income taxes	28,433	27,636
Insurance and claims accruals, less current portion	3,877	3,728
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 16,000 shares authorized; issued 9,353 shares in 2005 and 9,341 shares in 2004	94	93
Additional paid-in capital	13,768	13,211
Retained earnings	76,145	73,411
Less treasury stock, at cost (2005 – 5 shares; 2004 – 7 shares)	(68)	(84)
Accumulated other comprehensive income	—	8
Unearned compensation	(1,387)	(1,111)

Total stockholders’ equity	88,552	85,528

Total liabilities and stockholders’ equity	$298,655	$288,154

[1]	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue:
Revenue, before fuel surcharge	$90,441	$79,506
Fuel surcharge	10,602	4,097

Total revenue	101,043	83,603
Operating expenses and costs:
Salaries, wages and employee benefits	34,426	29,760
Fuel and fuel taxes	25,720	17,930
Depreciation and amortization	9,914	8,440
Purchased transportation	6,469	6,559
Insurance and claims	5,829	5,675
Operations and maintenance	5,500	6,855
Operating taxes and licenses	1,489	1,310
Communications and utilities	754	786
Gain on disposal of revenue equipment	(362)	(41)
Other	4,715	3,316

Total operating expenses	94,454	80,590

Operating income	6,589	3,013
Other expenses (income):
Interest expense	1,301	715
Other, net	(9)	(9)

Total other expenses, net	1,292	706

Income before income taxes	5,297	2,307
Income tax expense	2,563	1,310

Net income	$2,734	$997

Per share information:
Average shares outstanding (Basic)	9,251	9,333

Basic net income per share	$0.30	$0.11

Average shares outstanding (Diluted)	9,538	9,384

Diluted net income per share	$0.29	$0.11

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-In	Retained	Treasury	Comprehensive	Unearned
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Compensation	Total

Balance at December 31, 2004	9,341	$93	$13,211	$73,411	$(84)	$8	$(1,111)	$85,528
Exercise of stock options	12	1	76	—	—	—	—	77
Excess tax benefit of restricted stock	—	—	24	—	—	—	—	24
Sale of 1 share of treasury stock to employee stock purchase plan	—	—	10	—	16	—	—	26
Adjustments to unearned compensation	—	—	447	—	—	—	(447)	—
Amortization of unearned compensation	—	—	—	—	—	—	171	171
Net income for 2005	—	—	—	2,734	—	—	—	2,734
Change in fair value of interest rate swap, net of taxes of ($5)	—	—	—	—	—	—	(8)	(8)

Total other comprehensive income	—	—	—	—	—	—	—	2,726

Balance at March 31, 2005	9,353	$94	$13,768	$76,145	$(68)	$—	$(1,387)	$88,552

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITIED)

(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net income	$2,734	$997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,914	8,440
Provision for doubtful accounts	27	(187)
Deferred income taxes	1,579	1,139
Amortization of unearned compensation	171	—
Excess tax benefit from restricted stock	24	—
Gain on disposal of property and equipment	(362)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(2,499)	(4,323)
Inventories, prepaid expenses and other current assets	(1,800)	(1,738)
Bank drafts payable, trade accounts payable and accrued expenses	1,468	(745)
Insurance and claims accruals	449	105

Net cash provided by operating activities	11,705	3,647

Investing activities
Purchases of property and equipment	(21,703)	(26,002)
Proceeds from sale of property and equipment	5,828	4,591
Change in other assets	—	60

Net cash used in investing activities	(15,875)	(21,351)

Financing activities
Borrowings under long-term debt	53,707	45,448
Principal payments on long-term debt	(43,033)	(23,743)
Principal payments on capitalized lease obligations	(4,914)	(3,947)
Principal payments on note payable	(1,021)	—
Proceeds from sale of treasury stock	26	—
Proceeds from the exercise of stock options	77	22

Net cash provided by financing activities	4,842	17,780

Increase in cash and cash equivalents	672	76
Cash and cash equivalents:
Beginning of period	1,189	1,323

End of period	$1,861	$1,399

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,184	$592
Income taxes	116	1,865

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

Forward-Looking Statements

       This report contains forward-looking statements and information that is based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as "will," "could," "should," "may," "believe," "expect," "intend," "plan," "schedule," "estimate," "project" and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to: maintain the strong tractor utilization rates and revenue per mile discussed in this report; continue to improve or control maintenance expenses, insurance and claims costs or other expenses; or continue to manage our fuel surcharge program as effectively as we did in the period covered by this report. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, under the heading "Risk Factors" in Item 1 of that report.

       All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

       We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

       References to the "Company," "we," "us," "our" and words of similar import refer to USA Truck, Inc. and its subsidiary.

NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B - STOCK-BASED COMPENSATION

       Stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

       For companies accounting for their stock-based compensation under the APB 25 intrinsic value method, pro forma information regarding net income and earnings per share is required and is determined as if we had accounted for our employee stock option plans under the fair value method of SFAS 123.

       The fair value for these options is estimated at the date of grant, using a Black-Scholes option-pricing model. Our pro forma assumptions are as follows:

	Three Months Ended
	March 31,

	2005	2004

Dividend yield	0%	0%
Expected volatility	0.286%	0.517%
Risk-free interest rates	3.52%	2.62%
Expected lives (years)	2 — 5	3 — 5

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

        Since we have adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans other than the amortization of the unearned compensation related to the restricted stock awards (See Note J). Had compensation cost for our stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, our pro forma net income would have been as follows:

(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2005	2004
Net income, as reported	$2,734	$997
Stock-based compensation expense included in the Consolidated Statements of Income, net of tax	103	—
Pro forma expense for all awards, net of tax	(166)	(9)

Pro forma net income	$2,671	$988

Basic earnings per share, as reported	$0.30	$0.11

Pro forma basics earnings per share	$0.29	$0.11

Diluted earnings per share, as reported	$0.29	$0.11

Pro forma diluted earnings per share	$0.28	$0.11

NOTE C – RECLASSIFICATION

        Certain reclassifications have been made in the financial statements to conform to the current year’s presentation.

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon the fair value at grant date. SFAS 123R is effective for us on January 1, 2006.

        We will adopt SFAS 123R using the modified-prospective-transition method. Under this method, we will be required to recognize compensation cost for share-based payments to our employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS 123R becomes effective will be based on the same estimate of the grant-date fair value used previously under SFAS 123 for pro forma disclosure purposes. For those awards that are granted, modified or settled after SFAS 123R becomes effective, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of SFAS 123R. For periods prior to the effective date, the financial statements will remain unchanged.

        Based on the options currently outstanding, the estimated impact of SFAS 123R, after the effective date, would be recognition of approximately $0.2 million in compensation expense, net of tax benefits, during 2006.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

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

        On March 27, 2003, we entered into an interest rate swap agreement with a notional amount of $10.0 million. We designated the $10.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. Under this swap agreement, we paid a fixed rate of 1.99%, while receiving a floating rate equal to the “3-month” LIBOR as of the second London Business Day prior to each floating rate reset date. The floating rate was fixed for the three-month period following each reset date. This interest rate swap agreement terminated on March 27, 2005.

        The effective portion of the cumulative gain or loss on the swap agreement was reported as a component of accumulated other comprehensive income or loss in stockholders’ equity and has been reclassified into current earnings as of March 27, 2005, the termination date for this swap agreement.

NOTE F –COMPREHENSIVE INCOME

        Comprehensive income was comprised of net income plus the market value adjustment on our interest rate swap that expired on March 27, 2005, which was designated as a cash flow hedge. Comprehensive income consisted of the following components:

(in thousands)

	Three Months Ended
	March 31,

	2005	2004
Net income	$2,734	$997
Change in fair value of interest rate swap, net of income taxes	(8)	(9)

Total comprehensive income	$2,726	$988

NOTE G — NOTE PAYABLE

        At March 31, 2005 and December 31, 2004, we had an unsecured note payable of $2.1 million and $3.1 million, respectively, that matures on September 1, 2005. It carries an interest rate of 2.52%.

NOTE H — LONG–TERM DEBT

        On March 10, 2005, we amended our senior credit facility to increase the maximum borrowing availability from $75 million to $90 million including letters of credit not exceeding $10.0 million.  The amendment was entered into pursuant to our right under the senior credit facility to request an increase in the maximum borrowing amount by up to $15 million.  The lenders named therein have agreed to provide the additional availability pro rata in proportion to their existing commitments.

        As of March 31, 2005, we had approximately $74.2 million outstanding under the senior credit facility and had letters of credit of $1.7 million outstanding.  Approximately $14.1 million remained available for additional borrowings.

NOTE I — COMMITMENTS

        As of March 31, 2005, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $83.5 million in 2005 and $89.6 million in 2006. As part of these commitments, we have contracts remaining for the purchase of 752 tractors during 2005 and 1,089 during 2006 and the purchase of 1,111 trailers during 2005. We may cancel these commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date.

        As of March 31, 2005, we were also committed to spend $1.1 million on facility expansions.

NOTE J — INCOME TAXES

        During the quarters ended March 31, 2005 and 2004, our effective tax rates were 48.4% and 56.8%, respectively. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher.

NOTE K — EARNINGS PER SHARE

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

        The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2005	2004

Numerator:
Net Income	$2,734	$997
Denominator:
Denominator for basic earnings per share - weighted average shares	9,251	9,333
Effect of dilutive securities:
Restricted stock award plan	93	—
Employee stock options	194	51

	287	51

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	9,538	9,384

Basic earnings per share	$0.30	$0.11

Diluted earnings per share	$0.29	$0.11

Anti-dilutive employee stock options	—	63

NOTE L — RESTRICTED STOCK AWARD PLAN

       At March 31, 2005, we had a restricted stock award plan that was approved by our stockholders at our 2004 annual meeting, under which we may issue up to 150,000 shares to certain officers. Awards under the Plan vest over a period of not less than five years. Vesting of awards is also subject to the achievement of certain performance goals as may be set by the Board of Directors. Our CEO contributed 100,000 shares to the plan. The contributed shares were recognized as contributed paid-in capital. The fair market value of the 100,000 shares of Common Stock awarded under the plan in August 2003 will be amortized over the five-year vesting period as compensation expense based on management's assessment as to whether achievement of certain performance goals is probable. The fair market value of the unvested shares granted under the plan is reflected as unearned compensation in stockholders' equity. The amount of compensation expense will be adjusted on a quarterly basis based on changes in the market value of our common stock up to the date the performance criteria are met. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized on the non-vested and forfeited shares will be reversed. During the quarter ended March 31, 2005, we recognized $0.2 million of compensation expense related to the Plan. No compensation expense was recorded during the quarter ended March 31, 2004, because the Plan was not approved by our stockholders until May 5, 2004.

NOTE M - LITIGATION

       We are party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. We maintain insurance covering liabilities in excess of certain self-insured retention levels. Though management believes these claims to be routine and immaterial to our long-term financial position, adverse results of one or more of these claims could have a material adverse effect on our financial position or results of operations in any given reporting period.

NOTE N - SEGMENT INFORMATION

        We have one reportable segment consisting of two operating divisions, our General Freight division and our USA Logistics division. We aggregate the financial data for those divisions because they have similar economic characteristics and meet the other aggregation criteria of FASB Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). Through our General Freight division, we operate as a dry van truckload carrier transporting general commodities over irregular routes, with a medium length of haul, which is generally defined as between 800 and 1,200 miles per trip. Our USA Logistics division provides comparable dry van truckload services within specific geographic regions and in dedicated fleet operations as well as freight brokerage and third party logistics management services. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview" for a more complete description of these services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.

Overview

       We operate in the for-hire truckload segment of the trucking industry. Shippers of freight in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that shipper's freight until delivery. We charge shippers for these services on a per-mile basis. We have two operating divisions through which we provide these services, and we aggregate the financial data for those divisions for purposes of our public reporting. We refer to our two operating divisions internally as our General Freight division and our USA Logistics division.

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

       USA Logistics Division. Our USA Logistics division provides four basic services to our customers: dedicated freight, regional freight, third party logistics and brokerage services. The phrases "dedicated freight" and "regional freight" refer to variations of our traditional general freight services. Third party logistics and brokerage services are supplementary services that we provide as a complement to our truckload freight services.

       Dedicated freight services are truckload freight services we provide pursuant to contracts with our customers under which we agree to make our equipment and drivers available for shipments over particular routes at specified times and dates. Regional freight services are truckload freight services that involve a length of haul that is generally less than 500 miles. It is not always possible to operate at full capacity entirely within the General Freight division's medium haul range. For this reason, and in order to aid in driver recruitment and retention, we have recently begun to accept shipments that originate and terminate within a smaller geographic area; specifically, the areas around two of our facilities, with lengths of haul generally less than 500 miles.

       In connection with third party logistics services, we provide a variety of freight handling services for our customers, including arranging for the transportation of freight. Our freight brokerage services involve matching a customer's shipments with available equipment of other truckload carriers, when it is not feasible to use our own equipment. We began providing third party logistics and brokerage services to meet the demands of our freight customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a significant majority of our third party logistics and brokerage customers have also engaged us to provide truckload freight services.

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
  Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. We record both current and long-term claims accruals at the estimated ultimate payment amounts based on individual case estimates. The current portion reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates we rely on our experience with similar claims, negative or positive developments in the case and similar factors. We do not discount our claims liabilities. Insurance carriers have recently raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention levels when the policies are renewed.
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
  Stock-based compensation. Stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). This policy will change in January 2006 with the implementation of SFAS 123R, as discussed in Note D – New Accounting Pronouncements.

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

       The following period–to–period comparisons should be read in conjunction with the following table and the consolidated statements of income. Unless otherwise indicated, references to increases or decreases in expense items, as a percentage of revenue, refer to increases or decreases as a percentage of revenue, before fuel surcharge.

       Revenues from our third party logistics and brokerage services have generally increased in recent periods, although they decreased during the quarter ended March 31, 2005, compared to the corresponding quarter in 2004. These services do not typically involve the use of our tractors and trailers. Therefore, the increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of revenue, and vice versa. Since a change in these revenues generally affects all such expenses, as a percentage of revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period–to–period comparisons below.
       The following table sets forth the percentage relationship of certain items to operating revenues, before fuel surcharge, for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenue, before fuel surcharge	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.1	37.5
Fuel and fuel taxes (1)	16.7	17.4
Depreciation and amortization	11.0	10.6
Purchased transportation	7.2	8.3
Insurance and claims	6.4	7.1
Operations and maintenance	6.1	8.6
Operating taxes and licenses	1.6	1.6
Communications and utilities	0.8	1.0
Gain on disposal of revenue equipment, net	(0.4)	(0.1)
Other	5.2	4.2

Total operating expenses	92.7	96.2

Operating income	7.3	3.8
Other expenses:
Interest expense	1.4	0.9
Other, net	—	—

Total other expenses, net	1.4	0.9

Income before income taxes	5.9	2.9
Income tax expense	2.9	1.6

Net income	3.0%	1.3%

(1) Net of fuel surcharge

Executive Overview

       We are pleased with our progress in both our revenues and expenses during the first quarter of 2005. We are primarily focused on improving tractor utilization, reducing fleet maintenance costs and reducing insurance and claims costs in 2005. Aided by steady freight demand and accommodative weather throughout our geographic operating areas, we made progress in each of those three areas.

       Improved miles per tractor per week (+7.3%), together with strong revenue per mile, led the way to record revenue, before and after fuel surcharges. While freight volumes were stronger than most historical first quarters, we believe that our more moderate stance on rate increases over the past five quarters relative to the truckload industry helped bolster demand for our services during the seasonally lean volumes of the first quarter. Our revenue per mile, before fuel surcharge, increased 2.1%, but that includes third party logistics and brokerage revenues, which were down 13.8%, to $4.5 million. Revenue per mile, before fuel surcharge, from our freight operations, where we use our own tractors, increased 3.9%.

Key Operating Statistics:

	Three Months Ended March 31,
	2005	2004
Total miles (loaded & empty)	69,410,609	62,318,695
Revenue per mile (1)	$1.303	$1.276
Average number of tractors	2,253	2,102
Average miles per tractor per week	2,485	2,316
Number of shipments (2)	85,369	77,820

(1)	Revenue per mile is based upon revenue, before fuel surcharge, and total miles (loaded and empty).
(2)	Number of shipments includes both shipments for which we use our own tractors and brokerage and third party logistics services where we engage other carriers to transport our customers’ freight.

       Our recent efforts to improve the efficiency of our fuel surcharge program was well-timed as our price per gallon rose 30.0%, but only cost us an additional $0.01 per diluted share versus the comparative quarter. In fact, the combination of a better surcharge program, higher revenue per mile and improved fuel economy on our tractors, actually enabled us to generate an improved operating margin in the area of fuel and fuel taxes.

       Operations and maintenance expenses were down 19.8% due primarily to the completion of our seven-quarter effort to reduce the age of our tractor and trailer fleets, which averaged 17 and 40 months, respectively, during the quarter, compared to their peaks of 33 and 56 months, respectively, in April 2003. Insurance and claims expenses as a percentage of revenue, before fuel surcharges, also improved. Our safety program continues to produce encouraging results as our total accident frequency was down 14.4% and the frequency of our Department of Transportation reportable accidents, which tend to be more severe and expensive, was down 60.1% in this quarter as compared to the first quarter of 2004.

       The market for hiring drivers is tight and our salaries, wages and employee benefits and other expense lines reflect the additional costs required to keep our tractors manned. However, those dollars were put to good use as, on average, we seated more than 97% of our tractors throughout the first quarter of 2005 for the first time since the second quarter of 2001. We will continue to monitor the driver market very closely.

       Over the past several years, we have meticulously benchmarked our current operating statistics against those of 1998, which is the year that produced the strongest operating statistics in our public history. We made further progress against those benchmarks during the first quarter, and we will continue to utilize that benchmarking program as we work to improve operating performance.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

       Revenue, before fuel surcharge, increased 13.8% from $79.5 million to $90.4. This increase was primarily due to a 7.3% increase in the average miles per tractor per week from 2,316 to 2,485 and a 7.2% increase in the average number of tractors operated from 2,102 (including 41 owner-operators) to 2,253 (including 39 owner-operators).

       Average revenue per mile, before fuel surcharge, increased 2.1% from $1.276 to $1.303, due primarily to an increase in the average rate per mile charged to customers. The number of shipments increased 9.7% from 77,820 to 85,369, due primarily to the increase in the average number of tractors. The empty mile factor remained at 8.7% of paid miles. Increases in revenue per mile, before fuel surcharge, tend to reduce expenses as a percentage of revenue, before fuel surcharge, and vice versa. Thus, the increase in average revenue per mile in the first quarter had a favorable impact on each of the expense categories discussed in the following paragraphs.

       The increase in salaries, wages and employee benefits expense, as a percentage of revenue, was primarily the result of an increase in driver pay, which was implemented in mid-December 2004. The pay increase impacted approximately 80% of our drivers and was comprised of a one-cent per mile increase for all eligible drivers plus an additional one-cent per mile for eligible drivers with zero to nine months of experience. The effects of this increase were partially offset by a slight decrease in the cost of employee benefits.

       The decrease in fuel and fuel taxes, as a percentage of revenue, was primarily due to an increase in the amount we were able to recover from our customers in the form of fuel surcharges and a slight improvement in our fleet's fuel efficiency. These factors, together with the increase in average revenue per mile, offset a significant increase in the average price per gallon of diesel fuel.

       The increase in depreciation and amortization expense, as a percentage of revenue, was primarily due to the higher costs of new tractors.

       The decrease in insurance and claims expense, as a percent of revenue, was primarily due to a decrease in expenses associated with bodily injury and property damage claims and a reduction in expenses associated with accident damage to our own revenue equipment.  The decrease in costs can be traced back to the decline in the frequency and severity of total accidents.  These factors were partially offset by an increase in insurance premiums and, to a lesser extent, cargo claims.

       The decrease in operations and maintenance expense, as a percentage of revenue, was primarily due to decreased maintenance costs resulting primarily from the reduced average ages of our tractor and trailer fleets from 22 and 53 months, respectively, to 17 and 40 months, respectively.

       The increase in other expense, as a percentage of revenue, was primarily due to an increase in the amount spent on driver recruiting. Other operating expenses consist of costs incurred for advertising expense, driver recruiting expense and administrative costs.

       Our effective tax rate decreased from 56.8% to 48.4%. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher.

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

Off-Balance Sheet Arrangements

       We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into operating leases that are not reflected in our balance sheet.

Liquidity & Capital Resources

       Cash and cash equivalents totaled $1.9 million and $1.2 million at March 31, 2005 and December 31, 2004, respectively. During the three months ended March 31, 2005, cash provided from operations of $11.7 million, proceeds from sale of property and equipment of $5.8 million and net borrowings under our senior credit facility of $10.7 million were used to purchase revenue equipment and other property and equipment totaling $21.7 million, reduce outstanding capital lease obligations by $4.9 million and reduce our note payable by $1.0 million. During the three months ended March 31, 2004, cash provided from operations of $3.6 million, proceeds from sale of property and equipment of $4.6 million and net borrowings under our senior credit facility of $21.7 million were used to purchase revenue equipment and other property and equipment totaling $26.0 million and reduce outstanding capital lease obligations by $3.9 million.

       The following table represents our outstanding contractual obligations at March 31, 2005, excluding letters of credit:

Payments Due By Period
(in thousands)

	March 31, 2005 Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Contractual Obligations:
Long-term debt obligations (1)	$74,217	$—	$74,217	$—	$—
Capital lease obligations (2)	72,619	24,794	40,895	6,930	—
Purchase obligations (3)	174,216	108,406	65,810	—	—
Financing note	2,063	2,063	—	—	—

Total	$323,115	$135,263	$180,922	$6,930	$—

(1)	Long-term debt obligations, excluding letters of credit in the amount of $1.7 million, consist of our senior credit facility that matures on April 30, 2007, as described below.
(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.
(3)	Purchase obligations are cancelable by us upon advance notice.

        Our principal sources of available liquidity are cash provided by operating activities , the $14.1 million we had available under our senior credit facility at March 31, 2005, proceeds from sales of revenue equipment and capital leases .  We have generated between approximately $32.9 million and $38.0 million of cash provided by operating activities annually for the years 2002 through 2004 and have generated $11.7 million of cash provided by operating activities through the first three months of 2005 .  We currently have $40.0 million of availability for new capital leases.  While our principal sources of capital may not be sufficient to finance our annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures, we are likely to enter into additional leasing arrangements in connection with equipment acquisitions and may consider other financing sources, possibly including public or private offerings of securities or an expanded senior credit facility.  We believe that these traditional and potential sources of capital will be sufficient to fund our operations and capital expenditures throughout 2005 .

        On March 10, 2005, we amended our existing senior credit facility. The amendment increased the maximum borrowing availability to $90.0 million, from $75.0 million, including letters of credit not exceeding $10.0 million. The amendment was entered into pursuant to our right under the senior credit facility to request an increase in the maximum borrowing amount by up to $15.0 million. The lenders named therein, as previously amended, agreed to provide the additional availability pro rata in proportion to their existing commitments. Our senior credit facility matures on April 30, 2007 and at any time prior to that date, subject to certain conditions, we have the option to convert the balance outstanding to a four-year term loan requiring 48 equal monthly principal payments plus interest.

        Our senior credit facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. Our credit facility is collateralized by accounts receivable and otherwise unencumbered tractors.

        The senior credit facility contains various covenants, which require us to meet certain quarterly financial ratios.  As of March 31, 2005, we were in compliance with the covenants.

        At December 31, 2004, we forecasted capital expenditures, net of proceeds from asset sales, to be $83.9 million for 2005. We have updated our net capital expenditures forecast to be approximately $84.5 million for the year 2005, approximately $78.1 million of which will be used to pay the net purchase prices of revenue equipment. Either the vendor or we may cancel our commitments upon advance notice. Although we have not finalized our plans for 2006 capital expenditures, it is anticipated that the net capital expenditures for 2006 will exceed the net capital expenditures anticipated for 2005.

New Accounting Pronouncements

        See Note D to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

        Interest Rate Risk. We are exposed to interest rate risk primarily from our senior credit facility. The senior credit facility, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At March 31, 2005, we had $75.9 million outstanding pursuant to our senior credit facility including letters of credit of $1.7 million. See Note E to the financial statements included in this Form 10-Q for a description of our prior interest rate swap, which terminated March 27, 2005.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions are expected to have a material adverse effect on our long-term financial condition, cash flows or results of operations. We maintain insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent unregistered sales of securities. None.

(b)	Use of proceeds from registered sales of securities. None.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

        On October 21, 2004, we publicly announced that our Board of Directors has authorized the repurchase of up to 500,000 shares of our outstanding Common Stock over a three-year period ending October 19, 2007. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization. There were no shares repurchased during the first quarter of 2005:

Period	Total Number of Shares Purchased During 1st Quarter 2005	Average Price Paid per Share During 1st Quarter 2005	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2005	—	$ —	—	496,500
February 28, 2005	—	$ —	—	496,500
March 31, 2005	—	$ —	—	496,500

        We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors.

        We are required to include in the table above purchases made by us or by an affiliated purchaser. For this purpose, “affiliated purchaser” does not include our Employee Stock Purchase Plan, which provides that shares purchased for employees under that plan may be shares provided by us or shares purchased on the open market. Open market purchases under that plan are made by the administrator of the plan, which is an agent independent of us. Any shares purchased by the administrator are not counted against the number of shares available for purchase by us pursuant to the repurchase authorization described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

USA Truck, Inc.
(Registrant)

Date:	April 28, 2005	/s/ ROBERT M. POWELL
Robert M. Powell
Chairman and Chief
Executive Officer

Date:	April 28, 2005	/s/ JERRY D. ORLER
Jerry D. Orler
President

Date:	April 28, 2005	/s/ CLIFTON R. BECKHAM
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