Form 10-Q/A
period 2005-05-02
USA TRUCK INC
filed 2005-05-03
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

       EXPLANATORY NOTE

       This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of USA Truck, Inc. for the fiscal quarter ended March 31, 2005, filed with the Securities and Exchange Commission on April 28, 2005 (the “Original Report”), by correcting typographical errors in the balance sheets and the statement of stockholders’ equity set forth in the Original Report. Specifically, the changes reflected in this Amendment No. 1 are as follows:

       o On page 3, on the Deferred income taxes line, in the Liabilities and Stockholders’ Equity section of the unaudited balance sheet as of March 31, 2005, the amount was erroneously keyed as 28,433 and has been revised to indicate the correct number, 28,443.

       o On page 5, on the Change in fair value of interest rate swap, net of taxes of ($5) line, of the unaudited consolidated statement of stockholders’ equity the amount of (8) was erroneously keyed under the Unearned Compensation heading and has been moved to the column under the correct heading Accumulated Other Comprehensive Income/(Loss).

       Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, we are including as exhibits to this Amendment No. 1 currently dated certifications of our Chief Executive Officer and Chief Financial Officer. Item 6 of Part II of this Amendment No. 1 reflects the addition of these exhibits.

       This Amendment No. 1 reflects only the changes discussed above, and the inclusion of the new officer certifications as exhibits, and does not amend, update, or change any other items or disclosures contained in the Original Report. We are including the full text of the Original Report, as revised by this Amendment No. 1, in this filing for the convenience of the reader.

INDEX

USA TRUCK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USA TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004[1]
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,861	$1,189
Accounts receivable:
Trade, less allowances of $188 in 2005 and $166 in 2004	44,051	41,618
Other	4,400	4,361
Inventories	426	447
Deferred income taxes	1,901	2,668
Prepaid expenses and other current assets	8,197	6,376

Total current assets	60,836	56,659
Property and equipment:
Land and structures	28,892	27,697
Revenue equipment	268,130	261,282
Service, office and other equipment	16,897	16,238

	313,919	305,217
Accumulated depreciation and amortization	(76,253)	(73,875)

	237,666	231,342
Other assets	153	153

Total assets	$298,655	$288,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank drafts payable	$1,402	$1,769
Trade accounts payable	10,965	12,069
Current portion of insurance and claims accruals	8,599	8,299
Accrued expenses	11,636	8,683
Note payable	2,063	3,084
Current maturities of long-term debt and capital leases	21,611	22,244

Total current liabilities	56,276	56,148
Long-term debt, less current maturities	121,507	115,114
Deferred income taxes	28,443	27,636
Insurance and claims accruals, less current portion	3,877	3,728
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 16,000 shares authorized; issued 9,353 shares in 2005 and 9,341 shares in 2004	94	93
Additional paid-in capital	13,768	13,211
Retained earnings	76,145	73,411
Less treasury stock, at cost (2005 – 5 shares; 2004 – 7 shares)	(68)	(84)
Accumulated other comprehensive income	—	8
Unearned compensation	(1,387)	(1,111)

Total stockholders’ equity	88,552	85,528

Total liabilities and stockholders’ equity	$298,655	$288,154

[1]	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

USA TRUCK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-In	Retained	Treasury	Comprehensive	Unearned
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Compensation	Total

Balance at December 31, 2004	9,341	$93	$13,211	$73,411	$(84)	$8	$(1,111)	$85,528
Exercise of stock options	12	1	76	—	—	—	—	77
Excess tax benefit of restricted stock	—	—	24	—	—	—	—	24
Sale of 1 share of treasury stock to employee stock purchase plan	—	—	10	—	16	—	—	26
Adjustments to unearned compensation	—	—	447	—	—	—	(447)	—
Amortization of unearned compensation	—	—	—	—	—	—	171	171
Net income for 2005	—	—	—	2,734	—	—	—	2,734
Change in fair value of interest rate swap, net of taxes of ($5)	—	—	—	—	—	(8)	—	(8)

Total other comprehensive income	—	—	—	—	—	—	—	2,726

Balance at March 31, 2005	9,353	$94	$13,768	$76,145	$(68)	$—	$(1,387)	$88,552

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

USA Truck, Inc.
(Registrant)

Date:	May 2, 2005	/s/ ROBERT M. POWELL
Robert M. Powell
Chairman and Chief
Executive Officer

Date:	May 2, 2005	/s/ JERRY D. ORLER
Jerry D. Orler
President

Date:	May 2, 2005	/s/ CLIFTON R. BECKHAM
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