Form 10-Q
period 2005-06-30
USA TRUCK INC
filed 2005-07-21
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-19858

USA TRUCK, INC.

Delaware	71-0556971
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3200 Industrial Park Road
Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip code)

(479) 471-2500

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of July 19, 2005 is 9,373,872.

USA TRUCK, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USA TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	June 30, 2005	December 31, 2004[1]
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,256	$1,189
Accounts receivable:
Trade, less allowances of $206 in 2005 and $166 in 2004	43,394	41,618
Other	6,452	4,361
Inventories	539	447
Deferred income taxes	3,337	2,668
Prepaid expenses and other current assets	5,727	6,376

Total current assets	60,705	56,659

Property and equipment:
Land and structures	29,692	27,697
Revenue equipment	278,963	261,282
Service, office and other equipment	17,243	16,238

	325,898	305,217
Accumulated depreciation and amortization	(77,720)	(73,875)

	248,178	231,342
Other assets	357	153

Total assets	$309,240	$288,154

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$1,444	$1,769
Trade accounts payable	12,482	12,069
Current portion of insurance and claims accruals	8,770	8,299
Accrued expenses	14,237	8,683
Note payable	1,035	3,084
Current maturities of long-term debt and capital leases	19,762	22,244

Total current liabilities	57,730	56,148

Long-term debt and capital leases, less current maturities	124,293	115,114
Deferred income taxes	29,777	27,636
Insurance and claims accruals, less current portion	4,058	3,728

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common Stock, $.01 par value; 16,000 shares authorized; issued 9,374 shares in 2005 and 9,341 shares in 2004	94	93
Additional paid-in capital	14,101	13,211
Retained earnings	80,480	73,411
Less treasury stock, at cost (4 shares in 2005 and 7 shares in 2004)	(48)	(84)
Accumulated other comprehensive income	—	8
Unearned compensation	(1,245)	(1,111)

Total stockholders’ equity	93,382	85,528

Total liabilities and stockholders’ equity	$309,240	$288,154

[1]	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Base revenue	$93,536	$85,800	$183,977	$165,306
Fuel surcharge revenue	13,876	5,834	24,478	9,931

Total revenue	107,412	91,634	208,455	175,237

Operating expenses and costs:
Salaries, wages and employee benefits	35,210	31,964	69,636	61,725
Fuel and fuel taxes	28,123	19,233	53,843	37,163
Depreciation and amortization	10,299	8,805	20,212	17,244
Purchased transportation	6,069	7,890	12,538	14,449
Insurance and claims	6,543	7,532	12,373	13,207
Operations and maintenance	4,974	6,721	10,474	13,576
Operating taxes and licenses	1,562	1,490	3,051	2,800
Communications and utilities	788	655	1,542	1,440
Gain on disposal of revenue equipment, net	(319)	(60)	(681)	(101)
Other	4,746	3,698	9,461	7,014

Total operating expenses	97,995	87,928	192,449	168,517

Operating income	9,417	3,706	16,006	6,720
Other expenses (income):
Interest expense	1,426	773	2,727	1,488
Other, net	7	19	(2)	11

Total other expenses, net	1,433	792	2,725	1,499

Income before income taxes	7,984	2,914	13,281	5,221
Income tax expense	3,649	1,575	6,212	2,885

Net income	$4,335	$1,339	$7,069	$2,336

Per share information:
Average shares outstanding (Basic)	9,280	9,274	9,267	9,302

Basic earnings per share	$0.47	$0.14	$0.76	$0.25

Average shares outstanding (Diluted)	9,563	9,389	9,552	9,385

Diluted earnings per share	$0.45	$0.14	$0.74	$0.25

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Unearned Compensation	Total
	Shares	Par Value

Balance at December 31, 2004	9,341	$93	$13,211	$73,411	$(84)	$8	$(1,111)	$85,528

Exercise of stock options	33	1	218	—	—	—	—	219
Excess tax benefit of restricted stock	—	—	24	—	—	—	—	24
Sale of treasury stock to employee stock purchase plan	—	—	24	—	36	—	—	60
Stock option expense	—	—	9	—	—	—	—	9
Adjustments to unearned compensation	—	—	615	—	—	—	(615)	—
Amortization of unearned compensation	—	—	—	—	—	—	481	481
Net income for 2005	—	—	—	7,069	—	—	—	7,069
Change in fair value of interest rate swap, net of taxes of ($5)	—	—	—	—	—	(8)	—	(8)

Total comprehensive income								7,061

Balance at June 30, 2005	9,374	$94	$14,101	$80,480	$(48)	$—	$(1,245)	$93,382

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$7,069	$2,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,212	17,244
Provision for doubtful accounts	56	(175)
Deferred income taxes	1,477	1,046
Amortization of unearned compensation	481	117
Excess tax benefit from restricted stock	24	—
Stock compensation expense	9	—
Gain on disposal of property and equipment	(681)	(101)
Changes in operating assets and liabilities:
Accounts receivable	(3,923)	(8,722)
Inventories, prepaid expenses and other current assets	557	126
Bank drafts payable, trade accounts payable and accrued expenses	1,098	6,028
Insurance and claims accruals	801	210

Net cash provided by operating activities	27,180	18,109

Investing activities
Purchases of property and equipment	(35,567)	(46,440)
Proceeds from sale of property and equipment	12,711	9,919
Change in other assets	(204)	61

Net cash used in investing activities	(23,060)	(36,460)

Financing activities
Borrowings under long-term debt	104,777	92,988
Principal payments on long-term debt	(93,851)	(67,974)
Principal payments on capitalized lease obligations	(13,209)	(6,688)
Principal payments on note payable	(2,049)	—
Proceeds from sale of treasury stock	60	29
Proceeds from exercise of stock options	219	—

Net cash (used in) provided by financing activities	(4,053)	18,355

Increase in cash and cash equivalents	67	4
Cash and cash equivalents:
Beginning of period	1,189	1,323

End of period	$1,256	$1,327

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,525	$437
Income taxes	1,543	2,544
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	8,980	8,689

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to: maintain the strong tractor utilization rates and revenue per mile discussed in this report; continue to improve or control operations and maintenance expenses, insurance and claims costs or other expenses; or, continue to manage our fuel surcharge program as effectively as we did in the period covered by this report. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of customers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, under the heading “Risk Factors” in Item 1 of that report.

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

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the “Company”) for the year ended December 31, 2004. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an industry-standard baseline price per gallon. Base revenue in the consolidated statements of income represents revenue excluding this fuel surcharge revenue.

NOTE B – STOCK-BASED COMPENSATION

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

	2005	2004
Dividend yield	0%	0%
Expected volatility	0.286%	0.517%
Risk-free interest rates	3.52%	2.62%
Expected lives (years)	2 – 5	3 – 5

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Stock-based compensation includes amortization of the unearned compensation related to the restricted stock awards (See Note L) and $9,000 related to the acceleration of the vesting of certain stock options in 2005. Had compensation cost for our stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, our pro forma net income would have been as follows:

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$4,335	$1,339	$7,069	$2,336
Stock-based compensation expense included in the Consolidated Statements of Income, net of tax	193	—	296	71
Pro forma expense for all awards, net of tax	(274)	(41)	(440)	(122)

Pro forma net income	$4,254	$1,298	$6,925	$2,285

Pro forma basic earnings per share	$0.46	$0.14	$0.75	$0.25

Pro forma diluted earnings per share	$0.45	$0.14	$0.73	$0.24

Basic earnings per share, as reported	$0.47	$0.14	$0.76	$0.25

Diluted earnings per share, as reported	$0.45	$0.14	$0.74	$0.25

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS

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

Based on the options currently outstanding, the estimated impact of SFAS 123R, after the effective date, would be recognition of approximately $0.4 million in compensation expense, net of tax benefits, during 2006.

NOTE D – DERIVATIVE FINANCIAL INSTRUMENTS

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

On March 27, 2003, we entered into an interest rate swap agreement with a notional amount of $10.0 million. We designated the $10.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. This interest rate swap agreement terminated on March 27, 2005.

NOTE E – COMPREHENSIVE INCOME

Comprehensive income was comprised of net income plus the market value adjustment on our interest rate swap that expired on March 27, 2005, which was designated as a cash flow hedge. Comprehensive income consisted of the following components:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$4,335	$1,339	$7,069	$2,336
Change in fair value of interest rate swap, net of income taxes	—	36	(8)	27

Total comprehensive income	$4,335	$1,375	$7,061	$2,363

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)

	June 30, 2005	December 31, 2004
Salaries, wages, bonuses and employee benefits	$6,403	$3,277
Income tax payable	2,287	—
Other (1)	5,547	5,406

Total accrued expenses	$14,237	$8,683

(1)	As of June 30, 2005 and December 31, 2004 no single item included within other accrued expenses exceeded 5% of our total current liabilities.

NOTE G - NOTE PAYABLE

At June 30, 2005 and December 31, 2004, we had an unsecured note payable of $1.0 million and $3.1 million, respectively, that matures on September 1, 2005 and bears interest at an annual rate of 2.52%.

NOTE H – LONG-TERM DEBT

On March 10, 2005, we amended our senior credit facility to increase the maximum borrowing availability from $75.0 million to $90.0 million including letters of credit not exceeding $10.0 million. Our senior credit facility expires on April 30, 2007.

As of June 30, 2005 and December 31, 2004, we had approximately $74.5 million and $63.5 million, respectively, outstanding pursuant to our senior credit facility. At June 30, 2005, approximately $13.8 million remained available for additional borrowings. At June 30, 2005 and December 31, 2004, capitalized lease obligations totaling $69.6 million and $73.8 million, respectively, were outstanding. These lease obligations extend through 2008.

NOTE I – COMMITMENTS

We routinely monitor our equipment acquisition needs and adjust our purchase schedule from time to time based on our analysis of factors such as freight demand and the availability of drivers.

As of June 30, 2005, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $32.5 million in the remainder of 2005 and $114.4 million in 2006. We may cancel any or all of our equipment purchase commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date.

As of June 30, 2005, we expected to spend $1.0 million to complete facility expansions.

NOTE J – INCOME TAXES

During the quarter ended June 30, 2005 and 2004, our effective tax rates were 45.7% and 54.1%, respectively. During the six months ended June 30, 2005 and 2004, our effective tax rates were 46.8% and 55.3%, respectively. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases because per diem becomes smaller in relation to pretax income. Due to the partially nondeductible effect of per diem, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of driver who elect to receive this pay structure.

NOTE K – EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net Income	$4,335	$1,339	$7,069	$2,336

Denominator:

Denominator for basic earnings per share – weighted average shares	9,280	9,274	9,267	9,302

Effect of dilutive securities:
Restricted Stock Award Plan	80	63	86	32
Employee stock options	203	52	199	51

	283	115	285	83

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	9,563	9,389	9,552	9,385

Basic earnings per share	$0.47	$0.14	$0.76	$0.25

Diluted earnings per share	$0.45	$0.14	$0.74	$0.25

Anti-dilutive employee stock options	73	285	73	285

NOTE L – RESTRICTED STOCK AWARD PLAN

At June 30, 2005, we had a restricted stock award plan that was approved by our stockholders at our 2004 annual stockholders’ meeting, under which we may issue up to 150,000 shares to certain officers. Awards under the Plan vest over a period of not less than five years. Vesting of awards is also subject to the achievement of certain performance goals as set from time to time by the Board of Directors. Our CEO contributed 100,000 shares to the plan. The contributed shares were recognized as contributed paid-in capital. The fair market value of the 100,000 shares of Common Stock awarded under the plan in August 2003 is being amortized over the five-year vesting period as compensation expense based on management’s assessment that achievement of certain performance goals is probable. The fair market value of the unvested shares granted under the plan is reflected as unearned compensation in stockholders’ equity. The amount of compensation expense will be adjusted on a quarterly basis based on changes in the market value of our Common Stock up to the date the performance criteria are met. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized on the non-vested and forfeited shares will be reversed. During the quarters ended June 30, 2005 and 2004, we recognized $0.3 million and $0.1 million, respectively, of compensation expense related to the plan. During the six months ended June 30, 2005 and 2004, we recognized $0.5 million and $0.1 million, respectively, of compensation expense related to the plan.

NOTE M – LITIGATION

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

NOTE N – SEGMENT INFORMATION

We have one reportable segment consisting of three operating divisions: General Freight, Regional Freight and USA Logistics. We aggregate the financial data for those divisions because they have similar economic characteristics and meet the other aggregation criteria of FASB Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.

Overview

We operate in the for hire truckload segment of the trucking industry. Customers of freight in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery. We generally charge customers for these services on a per-mile basis. We have three operating divisions through which we provide these services, and we aggregate the financial data for those divisions for purposes of our public reporting. We refer to our three operating divisions as General Freight, Regional Freight and USA Logistics.

General Freight.    Our General Freight division provides truckload freight services as a medium-haul common carrier. In the truckload industry, companies whose average length of haul is more than 800 miles but less than 1,200 miles are often referred to as medium-haul carriers. Our average length of haul has been within that range throughout our history. We have provided general freight services since our inception, and we derive the largest portion of our revenues from these services.

Regional Freight.    Regional freight refers to truckload freight services that involve a length of haul that is approximately 500 miles. Beginning in 2004, in order to aid in driver recruitment and retention and to participate in the largest segment within the truckload market, we began to accept shipments that originate and terminate within a smaller geographic area. Currently, we conduct regional freight operations in the areas around our facilities located in Van Buren, Arkansas and Butler Township, Ohio.

USA Logistics.    Our USA Logistics division provides three services to our customers, as follows:

•	Dedicated freight. Dedicated freight services are a variation of our general freight services, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our dedicated freight services aid in driver recruitment and retention.

•	Third party logistics. We provide a variety of freight handling services for our customers, including arranging for the transportation of freight.

•	Freight brokerage. We match a customer’s shipments with available equipment of other carriers, when it is not feasible to use our own equipment.

We provide third party logistics and freight brokerage services as a complement to our truckload freight services. We provide these services primarily to our existing customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a significant majority of our third party logistics and freight brokerage customers have also engaged us to provide truckload freight services.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The most significant accounting policies and estimates that affect our financial statements include the following:

•	Revenue recognition based on relative transit time in each period and direct expenses as incurred. The total revenue that we record upon dispatch is recognized in one or more reporting periods based on the estimated percentage of the delivery service, utilizing a bill-by-bill analysis, that has been completed at the end of the reporting period.

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. We operate a significant number of tractors and trailers in connection with our business. We may purchase this equipment or acquire it under capital leases. We depreciate purchased equipment on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We initially record equipment acquired under capital leases at the net present value of the minimum lease payments and amortize it on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from three years to ten years. We estimate the salvage value at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal. We routinely monitor used tractor and trailer values and adjust depreciable lives, depreciation expense and salvage values of our tractors and trailers as necessary to keep their values in line with expected market values at the time of disposal.

•	Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. We record both current and long-term claims accruals at the estimated ultimate payment amounts based on individual case estimates. The current portion reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates we rely on our experience with similar claims, negative or positive developments in the case and similar factors. We do not discount our claims liabilities.

•	Allowance for doubtful accounts. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for potential credit losses based upon our loss history, aging analysis and ongoing risk assessment of specific customers. Such losses have been within our expectations. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

•	Stock-based compensation. We account for stock-based compensation to employees based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure-only provisions of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). This policy will change in January 2006 with the implementation of SFAS 123R, as discussed in Note C – New Accounting Pronouncements.

We periodically re-evaluate these policies as circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Note Regarding Presentation

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an industry-standard baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge therefore increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have used base revenue, which excludes fuel surcharge revenue, and, instead, taken the fuel surcharge as a credit against the fuel and fuel taxes line item in the table below. We believe that this presentation is a more meaningful measure of our operating performance than a presentation comparing operating costs and expenses to total revenue, including the fuel surcharge.

We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Data regarding both total revenue, which includes the fuel surcharge, and base revenue, which excludes the fuel surcharge, is included in the consolidated statements of income included in this report.

Our third party logistics and freight brokerage services do not typically involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue. Since changes in third party logistics and freight brokerage revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.

The following period-to-period comparisons should be read in conjunction with the following table and the consolidated statements of income.

The following table sets forth the percentage relationship of certain items to base revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	37.6	37.3	37.9	37.3
Fuel and fuel taxes (1)	15.2	15.6	16.0	16.5
Depreciation and amortization	11.0	10.3	11.0	10.4
Purchased transportation	6.5	9.2	6.8	8.7
Insurance and claims	7.0	8.8	6.7	8.0
Operations and maintenance	5.3	7.8	5.7	8.2
Operating taxes and licenses	1.7	1.7	1.7	1.7
Communications and utilities	0.8	0.8	0.8	0.9
Gain on disposal of revenue equipment, net	(0.3)	(0.1)	(0.4)	(0.1)
Other	5.1	4.3	5.1	4.3

Total operating expenses	89.9	95.7	91.3	95.9

Operating income	10.1	4.3	8.7	4.1
Other expenses:
Interest expense	1.6	0.9	1.5	0.9
Other, net	—	—	—	—

Total other expenses, net	1.6	0.9	1.5	0.9

Income before income taxes	8.5	3.4	7.2	3.2
Income tax expense	3.9	1.8	3.4	1.8

Net income	4.6%	1.6%	3.8%	1.4%

(1)	Net of fuel surcharge revenue

Executive Overview

This quarter represents our strongest operating ratio performance in six years, as we produced an operating ratio of 89.9%. Our base revenue of $93.5 million, net income of $4.3 million and diluted earnings per share of $0.45 were all higher than for any previous quarter in our public history. For the first time since the second quarter of 1999, we have posted an operating ratio below 90%. That is an important step toward our goal of maintaining an operating ratio of 88% or better.

Our overall base revenue per total mile increased 0.4% for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. However, continued solid freight demand made it possible for us to increase base revenue per total mile for our truckload freight operations in which we used our own tractors or owner-operators by 3.5% for the same periods. This increase in base revenue per total mile, along with 7.3% growth in our tractor fleet, paved the way for the record base revenue.

Key Operating Statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total miles (loaded and empty) (in thousands)	71,638	65,958	141,049	128,277
Empty mile factor (1)	8.7%	8.0%	8.7%	8.4%
Base revenue per total mile	$1.306	$1.301	$1.304	$1.289
Average number of tractors	2,337	2,177	2,293	2,140
Average miles per tractor per week	2,395	2,405	2,441	2,360
Average unmanned tractor percentage (2)	3.4%	5.7%	3.0%	5.6%

(1)	The empty mile factor is the number of miles traveled between loads as a percentage of total miles traveled.
(2)	Average unmanned tractor percentage is the average percentage, for each month end during the period, of company-operated tractors to which a driver is not assigned.

Over the past several years, we have meticulously benchmarked our operating statistics primarily against those of 1998, which is a year that produced some of the strongest operating statistics in our public history. This benchmarking program continues to yield benefits. The program’s 2005 focus has been on insurance and claims costs, fleet maintenance costs and tractor utilization, which we measure as average miles per tractor per week. Following implementation of our improved accident prevention and claims management programs and our eight-quarter fleet modernization efforts, insurance and claims costs were down 13.1% and operations and maintenance costs were down 26.0% during the second quarter of 2005 compared to the same period of 2004, despite an 8.6% increase in total miles between the same time periods. Tractor utilization decreased slightly in the second quarter of 2005 compared to the same quarter of 2004, but increased 3.4% for the first six months of 2005 compared to the same period of 2004. Maintenance costs per mile have returned to their benchmark levels, and we are now focusing on implementing processes we have developed to return insurance and claims costs and tractor utilization to their benchmark levels. We are also using our benchmarking program to develop new margin improvement initiatives designed to improve upon the sub-90% operating ratio milestone for the most recent quarter.

In addition to the margin pressures identified by our benchmarking program, we are facing the additional challenges of a tight driver market, high oil prices and the substantial costs and effort required to comply with increased regulatory burdens such as those imposed under the Sarbanes-Oxley Act of 2002.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Base revenue increased 9.0% from $85.8 million for the three months ended June 30, 2004 to $93.5 million for the three months ended June 30, 2005. While our overall base revenue per total mile increased 0.4%, continued solid freight demand made it possible for us to increase base revenue per total mile for our truckload freight operations in which we used our own tractors or owner-operators by 3.5% for the same periods. This increase in base revenue per total mile, along with a 7.3% expansion in the average number of tractors operated from 2,177 (including 45 owner-operators) to 2,337 (including 28 owner-operators), resulted in our record base revenue. These factors were partially offset by a decline in base revenue generated by our third party logistics services. Increases in base revenue per total mile tend to reduce expenses as a percentage of base revenue, and vice versa. Thus the increase in base revenue per total mile in the first six months of 2005 had a favorable impact on each of the expense categories discussed in the following paragraphs

The decrease in fuel and fuel taxes, as a percentage of base revenue, was mainly due to an increase in the portion of fuel price increases that we were able to recover from our customers in the form of fuel surcharges and a 1.5% increase in our fleet’s fuel efficiency. These factors, together with the increase in average revenue per mile, offset a significant increase in the average price per gallon of diesel fuel.

The increase in depreciation and amortization expense, as a percentage of base revenue, was primarily due to the higher costs of new tractors and an increase in the size of our trailer fleet resulting from our accelerated purchasing schedule during 2004, which we implemented to take advantage of favorable pricing. Our ratio of company-operated trailers to tractors reached a peak of 2.60-to-1 at the end of December 2004 and has been steadily declining since that time. At June 30, 2005 the trailer to tractor ratio was 2.49-to-1.

The decrease in insurance and claims expense, as a percentage of base revenue, was mainly due to a decrease in expenses associated with bodily injury and property damage claims and a reduction in expenses associated with accident damage to our own revenue equipment. The decrease in costs is attributable to a $1.6 million charge during the second quarter of 2004 for an adverse jury verdict on a lawsuit stemming from a 2002 motor vehicle accident.

The decrease in purchased transportation expense, as a percentage of base revenue, was primarily due to a decrease in the amounts we paid to other trucking companies in connection with our third party logistics services and, to a lesser extent, a decrease in the number of owner-operators. Owner-operators are independent contractors who provide their own tractors (including tractor maintenance), fuel and most insurance and drive for us on a contract basis for a fixed rate per mile that is higher than we pay to our drivers, who are not directly responsible for these expenses. Purchased transportation is comprised of owner-operator fees and amounts we pay to other trucking companies that we engage in connection with our third party logistics services, freight brokerage services and operations in Mexico.

The decrease in operations and maintenance expense, as a percentage of base revenue, was mainly due to the reduced average age of our tractor fleet from 20 months as of June 30, 2004 to 17 months as of June 30, 2005 and of our trailer fleet from 50 months to 38 months on those same dates.

The increase in other expense, as a percentage of base revenue, was largely due to an increase in the amount spent on driver recruiting and the costs associated with auditing and legal services related to compliance with federal regulations. Other operating expenses consist of advertising, driver recruiting and other administrative costs.

The increase in interest expense, as a percentage of base revenue, was primarily due to an increase in the average amount of debt outstanding and to increases in interest rates related to our outstanding debt. The increase in average debt outstanding resulted from the ongoing aggressive revenue equipment trade schedule we implemented beginning in 2003 to reduce the average ages of our tractor and trailer fleets.

Our effective tax rate decreased from 54.1% to 45.7%. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases because per diem becomes smaller in relation to pretax income. Due to the partially nondeductible effect of per diem, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Base revenue increased 11.3% from $165.3 million for the six months ended June 30, 2004 to $184.0 million for the six months ended June 30, 2005. While our overall base revenue per total mile increased 1.2%, continued solid freight demand made it possible for us to increase base revenue per total mile for our truckload freight operations in which we used our own tractors or owner-operators by 3.7% for the same periods. This increase in base revenue per total mile, along with a 7.1% expansion in the average number of tractors operated from 2,140 (including 43 owner-operators) to 2,293 (including 33 owner-operators), resulted in our record base revenue. These factors were partially offset by a decline in base revenue generated by our third party logistics services. Increases in base revenue per total mile tend to reduce expenses as a percentage of base revenue, and vice versa. Thus the increase in base revenue per total mile in the first six months of 2005 had a favorable impact on each of the expense categories discussed in the following paragraphs.

The increase in salaries, wages and employee benefits expense, as a percentage of base revenue, was the result of an increase in driver pay, which was implemented in mid-December 2004, and an increase in non-driver wages. The effects of these increases were partially offset by a slight decrease in the cost of employee benefits resulting from improved medical claims experience.

The decrease in fuel and fuel taxes, as a percentage of base revenue, was mainly due to an increase in the portion of fuel price increases that we were able to recover from our customers in the form of fuel surcharges and a 1.2% increase in our fleet’s fuel efficiency. These factors, together with the increase in average revenue per mile, offset a significant increase in the average price per gallon of diesel fuel.

The increase in depreciation and amortization expense, as a percentage of base revenue, was largely due to the higher costs of new tractors and an increase in the size of our trailer fleet resulting from our accelerated purchasing schedule during 2004, which we implemented to take advantage of favorable pricing. Our ratio of company-operated trailers to tractors reached a peak of 2.60-to-1 at the end of December 2004 and has been steadily declining since that time. At June 30, 2005 the trailer to tractor ratio was 2.49-to-1.

The decrease in insurance and claims expense, as a percent of base revenue, was primarily due to a decrease in expenses associated with bodily injury and property damage claims and a reduction in expenses associated with accident damage to our own revenue equipment. The decrease in costs is attributable to a $1.6 million charge during the second quarter of 2004 for an adverse jury verdict on a lawsuit stemming from a 2002 motor vehicle accident. To a lesser extent, the decrease in costs is attributed to the decline in the frequency of Department of Transportation-reportable accidents from 188 accidents in the six months ended June 30, 2004 compared to 113 in the six months ended June 30, 2005. These factors were partially offset by an increase in insurance premiums.

The decrease in purchased transportation expense, as a percentage of base revenue, was primarily due to a decrease in the amounts we paid to other trucking companies in connection with our third party logistics services and, to a lesser extent, a decrease in the number of owner-operators. Owner-operators are independent contractors who provide their own tractors (including tractor maintenance), fuel and most insurance and drive for us on a contract basis for a fixed rate per mile that is higher than we pay to our drivers, who are not directly responsible for these expenses. Purchased transportation is comprised of owner-operator fees and amounts we pay to other trucking companies that we engage in connection with our third party logistics services, freight brokerage services and operations in Mexico.

The decrease in operations and maintenance expense, as a percentage of base revenue, was mainly due to the reduced average age of our tractor fleet from 20 months as of June 30, 2004 to 17 months as of June 30, 2005 and of our trailer fleet from 50 months to 38 months on those same dates.

The increase in other expense, as a percentage of base revenue, was due to an increase in the amount spent on driver recruiting and the costs associated with auditing and legal services related to compliance with federal regulations. Other operating expenses consist of costs incurred for advertising expense, driver recruiting expense and administrative costs.

The increase in interest expense, as a percentage of base revenue, was primarily due to an increase in the average amount of debt outstanding and to increases in interest rates related to our outstanding debt. The increase in average debt outstanding resulted from the ongoing aggressive revenue equipment trade schedule we implemented beginning in 2003 to reduce the average ages of our tractor and trailer fleets.

Our effective tax rate decreased from 55.3% to 46.8%. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases because per diem becomes smaller in relation to pretax income. Due to the partially nondeductible effect of per diem, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

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

Inflation

Although most of our operating expenses are inflation sensitive, the effect of inflation on base revenue and operating costs has been minimal in recent years. The effect of inflation-driven cost increases on our overall operating costs could not be expected to be greater for us than for our competitors.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any hedging arrangements that protect us against fuel price increases.

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

Cash and cash equivalents totaled $1.3 million and $1.2 million at June 30, 2005 and December 31, 2004, respectively. During the six months ended June 30, 2005, we used cash provided from operations of $27.2 million, proceeds from sale of property and equipment of $12.7 million and net borrowings under our senior credit facility of $10.9 million to purchase revenue equipment and other property and equipment totaling $35.6 million, reduce outstanding capital lease obligations by $13.2 million and reduce our note payable by $2.0 million. During the six months ended June 30, 2004, we used cash provided from operations of $18.1 million, proceeds from sale of property and equipment of $9.9 million and net borrowings under our senior credit facility of $25.0 million to purchase revenue equipment and other property and equipment totaling $46.4 million and reduce outstanding capital lease obligations by $6.7 million.

The following table represents our outstanding contractual obligations at June 30, 2005, excluding letters of credit:

Payments Due By Period

(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$74,469	$—	$74,469	$—	$—
Capital lease obligations (2)	78,773	22,058	50,133	6,582	—
Revenue equipment purchase obligations (3)	146,915	101,500	45,415	—	—
Financing note	1,035	1,035	—	—	—

Total	$301,192	$124,593	$170,017	$6,582	$—

(1)	Long-term debt obligations, excluding letters of credit in the amount of $1.7 million, consist of our senior credit facility that matures on April 30, 2007, as described below.
(2)	Capital lease obligations include interest payments not included in the balance sheet.
(3)	Revenue equipment purchase obligations are cancelable by us upon advance notice.

Our principal sources of available liquidity are cash provided by operating activities, the $13.8 million we had available under our senior credit facility at June 30, 2005, proceeds from sales of revenue equipment and capital leases. We have generated between approximately $32.9 million and $38.0 million of cash provided by operating activities annually for the years 2002 through 2004 and have generated $27.2 million of cash provided by operating activities through the first six months of 2005. We currently have $31.0 million of availability for new capital leases under existing lease facilities. Our principal sources of capital may not be sufficient to finance our annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures. We are likely to enter into additional leasing arrangements in connection with equipment acquisitions and other financing transactions, including public or private offerings of securities and/or an expanded senior credit facility. We have recently begun preliminary discussions with the agent bank under our senior credit facility regarding a potential restructuring of that facility to meet our future expenditure needs. We believe that these traditional and potential sources of capital will be sufficient to fund our operations and capital expenditures throughout 2005 and 2006.

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

Our senior credit facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. As of June 30, 2005, the effective interest rate was 5.1%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. Our credit facility is collateralized by accounts receivable and otherwise unencumbered tractors.

The senior credit facility contains various covenants, which require us to meet certain quarterly financial ratios. As of June 30, 2005, we were in compliance with the covenants.

As of June 30, 2005, our net capital expenditures forecast was approximately $25.7 million for the remainder of 2005, approximately $23.0 million of which relates to revenue equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase schedule from time to time based on our analysis of factors such as freight demand and the availability of drivers. Our forecast reflects our decision to reschedule to 2006 the purchase of some tractors and trailers we had originally scheduled for purchase in 2005. We may cancel any or all of our equipment purchase commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date. During the six months ended June 30, 2005, we made $31.8 million of net capital expenditures, including $29.2 million for revenue equipment purchases and $2.0 million for a 33,000 square-foot addition to our executive offices and headquarters. Although we have not finalized our plans for 2006 capital expenditures, it is anticipated that the net capital expenditures for 2006 will exceed the net capital expenditures anticipated for 2005.

New Accounting Pronouncements

See Note C to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our senior credit facility. The senior credit facility, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At June 30, 2005, we had $74.5 million outstanding pursuant to our senior credit facility. Beginning in March 2003, we maintained an interest rate swap agreement, with a notional amount of $10.0 million, which was intended as a hedge against our exposure to variability in future cash flow resulting from changes in interest rates under our senior credit facility. The swap agreement terminated on March 27, 2005.

Foreign Currency Exchange Rate Risk. We require all customers to pay for our services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Commodity Price Risk. Fuel prices have fluctuated greatly and have generally increased in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not have any long-term fuel purchase contracts, and we have not entered into any hedging arrangements, that protect us against fuel price increases. Volatile fuel prices may continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. These costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On October 21, 2004, we publicly announced that our Board of Directors has authorized the repurchase of up to 500,000 shares of our outstanding Common Stock over a three-year period ending October 19, 2007. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization. There were no shares repurchased during the second quarter of 2005:

Period Ending	Total Number of Shares Purchased During 2nd Quarter 2005	Average Price Paid per Share During 2nd Quarter 2005	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2005	—	$—	—	496,500
May 31, 2005	—	$—	—	496,500
June 30, 2005	—	$—	—	496,500

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 4, 2005. At the meeting, the stockholders elected the people set forth in the table below to serve as directors for a term expiring at the 2008 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
William H. Hanna	8,711,435	8,562	-0-
Joe D. Powers	8,466,933	253,064	-0-

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

USA Truck, Inc.
(Registrant)

Date July 21, 2005	By	/s/ ROBERT M. POWELL
Robert M. Powell
Chairman and Chief Executive Officer

Date July 21, 2005	By	/s/ JERRY D. ORLER
Jerry D. Orler
President

Date July 21, 2005	By	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
Senior Vice President - Finance and Chief Financial Officer

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