Form 10-Q
period 2005-09-30
USA TRUCK INC
filed 2005-10-28
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of October 17, 2005 is 11,391,572.

USA TRUCK, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USA TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	September 30, 2005	December 31, 2004[1]
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,904	$1,189
Accounts receivable:
Trade, less allowances of $232 in 2005 and $166 in 2004	48,123	41,618
Other	4,260	4,361
Inventories	707	447
Deferred income taxes	3,459	2,668
Prepaid expenses and other current assets	4,711	6,376

Total current assets	65,164	56,659

Property and equipment:
Land and structures	31,303	27,697
Revenue equipment	284,585	261,282
Service, office and other equipment	16,979	16,238

	332,867	305,217
Accumulated depreciation and amortization	(81,503)	(73,875)

	251,364	231,342
Other assets	166	153

Total assets	$316,694	$288,154

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$6,294	$1,769
Trade accounts payable	9,547	12,069
Current portion of insurance and claims accruals	7,273	8,299
Accrued expenses	14,552	8,683
Note payable	—	3,084
Current maturities of long-term debt and capital leases	21,487	22,244

Total current liabilities	59,153	56,148

Long-term debt and capital leases, less current maturities	77,030	115,114
Deferred income taxes	31,083	27,636
Insurance and claims accruals, less current portion	4,238	3,728

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common Stock, $.01 par value; 16,000 shares authorized; issued 11,380 shares in 2005 and 9,341 shares in 2004	114	93
Additional paid-in capital	61,501	13,211
Retained earnings	84,701	73,411
Less treasury stock, at cost (3 shares in 2005 and 7 shares in 2004)	(29)	(84)
Accumulated other comprehensive income	—	8
Unearned compensation	(1,097)	(1,111)

Total stockholders’ equity	145,190	85,528

Total liabilities and stockholders’ equity	$316,694	$288,154

[1]	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Base revenue	$95,548	$85,419	$279,525	$250,726
Fuel surcharge revenue	17,607	6,949	42,086	16,879

Total revenue	113,155	92,368	321,611	267,605

Operating expenses and costs:
Salaries, wages and employee benefits	36,323	32,435	105,959	94,160
Fuel and fuel taxes	32,495	21,000	86,338	58,163
Depreciation and amortization	10,576	9,300	30,788	26,544
Purchased transportation	6,515	7,570	19,053	22,019
Insurance and claims	5,844	5,698	18,217	18,905
Operations and maintenance	5,334	5,858	15,808	19,434
Operating taxes and licenses	1,563	1,449	4,614	4,249
Communications and utilities	828	855	2,370	2,295
Gain on disposal of revenue equipment, net	(219)	(688)	(900)	(788)
Other	5,053	3,847	14,515	10,861

Total operating expenses	104,312	87,324	296,762	255,842

Operating income	8,843	5,044	24,849	11,763
Other expenses (income):
Interest expense	1,202	955	3,928	2,443
Other, net	24	(1)	23	9

Total other expenses, net	1,226	954	3,951	2,452

Income before income taxes	7,617	4,090	20,898	9,311
Income tax expense	3,396	2,041	9,608	4,926

Net income	$4,221	$2,049	$11,290	$4,385

Per share information:
Average shares outstanding (Basic)	10,270	9,237	9,603	9,280

Basic earnings per share	$0.41	$0.22	$1.18	$0.47

Average shares outstanding (Diluted)	10,590	9,396	9,899	9,388

Diluted earnings per share	$0.40	$0.22	$1.14	$0.47

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Unearned Compensation	Total
	Shares	Par Value

Balance at December 31, 2004	9,341	$93	$13,211	$73,411	$(84)	$8	$(1,111)	$85,528

Exercise of stock options	39	1	253	—	—	—	—	254
Sale of treasury stock to employee stock purchase plan	—	—	44	—	55	—	—	99
Excess tax benefit of restricted stock	—	—	24	—	—	—	—	24
Stock option expense	—	—	9	—	—	—	—	9
Adjustments to unearned compensation	—	—	653	—	—	—	(653)	—
Amortization of unearned compensation	—	—	—	—	—	—	667	667
Issuance of additional shares of Common Stock, net	2,000	20	47,307	—	—	—	—	47,327
Net income for 2005	—	—	—	11,290	—	—	—	11,290
Change in fair value of interest rate swap, net of taxes of $(5)	—	—	—	—	—	(8)	—	(8)

Total comprehensive income								11,282

Balance at September 30, 2005	11,380	$114	$61,501	$84,701	$(29)	$—	$(1,097)	$145,190

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$11,290	$4,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,788	26,544
Provision for doubtful accounts	84	(127)
Deferred income taxes	2,661	(14)
Amortization of unearned compensation	667	291
Excess tax benefit from restricted stock	24	—
Stock compensation expense	9	—
Gain on disposal of property and equipment	(900)	(788)
Changes in operating assets and liabilities:
Accounts receivable	(6,488)	(11,444)
Inventories, prepaid expenses and other current assets	1,405	888
Bank drafts payable, trade accounts payable and accrued expenses	7,858	1,635
Insurance and claims accruals	(516)	315

Net cash provided by operating activities	46,882	21,685

Investing activities
Purchases of property and equipment	(44,684)	(53,738)
Proceeds from sale of property and equipment	19,369	17,256
Change in other assets	(13)	61

Net cash used in investing activities	(25,328)	(36,421)

Financing activities
Borrowings under long-term debt	138,700	140,479
Principal payments on long-term debt	(183,243)	(115,879)
Principal payments on capitalized lease obligations	(18,892)	(9,783)
Principal payments on note payable	(3,084)	—
Proceeds from sale of treasury stock	99	—
Proceeds from issuance of common stock, net	47,327	—
Proceeds from exercise of stock options	254	29

Net cash (used in) provided by financing activities	(18,839)	14,846

Increase in cash and cash equivalents	2,715	110
Cash and cash equivalents:
Beginning of period	1,189	1,323

End of period	$3,904	$1,433

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,382	$2,077
Income taxes	3,669	4,405
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	24,594	19,490

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2005

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

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of USA Truck, Inc. (the “Company”) for the year ended December 31, 2004.

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an industry-standard baseline price per gallon. Base revenue in the consolidated statements of income represents revenue excluding this fuel surcharge revenue.

NOTE B – SALE OF COMMON STOCK

On August 17, 2005, we issued and sold in an underwritten public offering 2,000,000 shares of Common Stock in exchange for proceeds of $47.5 million, after deducting underwriting discounts and commissions. In addition to the shares sold by us in this public offering, certain officers and directors sold 1,225,000 shares of Common Stock. Additional costs associated with this offering, which reduced the proceeds received by us, were approximately $0.2 million.

The offering generated net proceeds to the Company of approximately $47.3 million. The proceeds were used to repay outstanding borrowings under our senior credit facility.

NOTE C – STOCK-BASED COMPENSATION

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

	2005	2004
Dividend yield	0%	0%
Expected volatility	0.286%—0.310%	0.258—0.261%
Risk-free interest rates	3.28%—4.71%	2.53—4.44%
Expected lives (years)	2 – 9	3 – 7

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Stock-based compensation includes amortization of the unearned compensation related to the restricted stock awards (See Note M). Additionally, $9,000 related to the acceleration of the vesting of certain stock options is included in stock-based compensation for the nine months ended September 30, 2005. Had compensation cost for our stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, our pro forma net income would have been as follows:

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$4,221	$2,049	$11,290	$4,385
Stock-based compensation expense included in the Consolidated Statements of Income, net of tax	112	174	408	176
Pro forma expense for all awards, net of tax	(184)	(241)	(625)	(295)

Pro forma net income	$4,149	$1,982	$11,073	$4,266

Pro forma basic earnings per share	$0.40	$0.21	$1.15	$0.46

Pro forma diluted earnings per share	$0.39	$0.21	$1.12	$0.45

Basic earnings per share, as reported	$0.41	$0.22	$1.18	$0.47

Diluted earnings per share, as reported	$0.40	$0.22	$1.14	$0.47

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29(“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for our nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 is not expected to have a material impact upon our financial statements or related disclosures.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon the fair value at grant date. SFAS 123R is effective for us on January 1, 2006.

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

Based on the options currently outstanding, the estimated impact of SFAS 123R, after the effective date, would be recognition of approximately $0.3 million in compensation expense, net of tax benefits, during 2006.

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

NOTE F – COMPREHENSIVE INCOME

Comprehensive income was comprised of net income plus the market value adjustment on our interest rate swap that expired on March 27, 2005, which was designated as a cash flow hedge. Comprehensive income consisted of the following components:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$4,221	$2,049	$11,290	$4,385
Change in fair value of interest rate swap, net of income taxes	—	—	(8)	27

Total comprehensive income	$4,221	$2,049	$11,282	$4,412

NOTE G - ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)

	September 30, 2005	December 31, 2004
Salaries, wages, bonuses and employee benefits	$5,340	$3,277
Income tax payable	2,374	—
Other (1)	6,838	5,406

Total accrued expenses	$14,552	$8,683

(1)	As of September 30, 2005 and December 31, 2004 no single item included within other accrued expenses exceeded 5% of our total current liabilities.

NOTE H – NOTE PAYABLE

At December 31, 2004, we had an unsecured note payable of $3.1 million that matured on September 1, 2005 and bore interest at an annual rate of 2.52%.

NOTE I – LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)

	September 30, 2005	December 31, 2004
Borrowings under credit agreement	19,000	63,543
Capital leases	79,517	73,815

Total debt	$98,517	$137,358
Less current maturities	$21,487	$22,244

Long-term debt, less current maturities	$77,030	$115,114

On September 1, 2005, we entered into an amended and restated senior credit facility, which restates in its entirety and makes certain amendments to our facility dated as of April 28, 2000, as previously amended through March 10, 2005. The facility was amended to, among other things, increase the maximum borrowing amount to $100.0 million, subject to a borrowing base calculation. The facility includes a sublimit of up to $25.0 million for letters of credit and matures September 1, 2010.

The facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. As of September 30, 2005, the effective interest rate was 5.2%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. The facility contains various covenants, which require us to meet certain quarterly financial ratios. As of September 30, 2005, we were in compliance with the covenants.

The facility is collateralized by accounts receivable and certain revenue equipment. The facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate, subject to certain conditions. The maximum borrowing amount may not exceed $175.0 million without the consent of the lenders.

As of September 30, 2005 and December 31, 2004, we had approximately $19.0 million and $63.5 million, respectively, outstanding pursuant to our facility. During August 2005, net proceeds from our public offering of Common Stock, described in Note B, of approximately $47.3 million were used to reduce the balance outstanding under this facility.

At September 30, 2005, approximately $79.3 million remained available for additional borrowings under the facility. At September 30, 2005 and December 31, 2004, capitalized lease obligations totaling $79.5 million and $73.8 million, respectively, were outstanding. These lease obligations extend through 2009.

NOTE J – COMMITMENTS

We routinely monitor our equipment acquisition needs and adjust our purchase schedule from time to time based on our analysis of factors such as freight demand and the availability of drivers.

As of September 30, 2005, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $14.2 million for the remainder of 2005 and $114.4 million in 2006. We may cancel any or all of our equipment purchase commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date.

As of September 30, 2005, we expected to spend $0.2 million to complete facility expansions.

NOTE K – INCOME TAXES

During the quarters ended September 30, 2005 and 2004, our effective tax rates were 44.6% and 49.9%, respectively. During the nine months ended September 30, 2005 and 2004, our effective tax rates were 46.0% and 52.9%, respectively. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pretax income. Due to the partially nondeductible effect of per diem, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

NOTE L – EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net Income	$4,221	$2,049	$11,290	$4,385

Denominator:

Denominator for basic earnings per share – weighted average shares	10,270	9,237	9,603	9,280

Effect of dilutive securities:
Restricted Stock Award Plan	80	100	85	54
Employee stock options	240	59	211	54

	320	159	296	108

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	10,590	9,396	9,899	9,388

Basic earnings per share	$0.41	$0.22	$1.18	$0.47

Diluted earnings per share	$0.40	$0.22	$1.14	$0.47

Anti-dilutive employee stock options	—	107	—	107

NOTE M – RESTRICTED STOCK AWARD PLAN

At September 30, 2005, we had a restricted stock award plan, approved by our stockholders, under which we may issue up to 150,000 shares to certain officers. Awards under the plan vest over a period of not less than five years. Vesting of awards is also subject to the achievement of certain performance goals as set from time to time by the Compensation Committee. Our CEO contributed 100,000 shares to the plan. The contributed shares were recognized as contributed paid-in capital. The fair market value of the 100,000 shares of Common Stock awarded under the plan in August 2003 is being amortized over the five-year vesting period as compensation expense based on management’s assessment that achievement of certain performance goals is probable. The fair market value of the unvested shares granted under the plan is reflected as unearned compensation in stockholders’ equity. The amount of compensation expense will be adjusted on a quarterly basis based on changes in the market value of our Common Stock up to the date the performance criteria are met. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized on the non-vested and forfeited shares will be reversed. During the quarters ended September 30, 2005 and 2004, we recognized $0.2 million and $0.2 million, respectively, of compensation expense related to the plan. During the nine months ended September 30, 2005 and 2004, we recognized $0.7 million and $0.3 million, respectively, of compensation expense related to the plan.

NOTE N – LITIGATION

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

NOTE O – SEGMENT INFORMATION

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

Overview

We operate in the for hire truckload segment of the trucking industry. Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery. We generally charge customers for these services on a per-mile basis. We have three operating divisions through which we provide these services, and we aggregate the financial data for those divisions for purposes of our public reporting. We refer to our three operating divisions as General Freight, Regional Freight and USA Logistics.

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

Regional Freight.    Our Regional Freight division provides truckload freight services that involve a length of haul that is approximately 500 miles. Beginning in 2004, in order to aid in driver recruitment and retention and to participate in the largest segment within the truckload market, we began to accept shipments that originate and terminate within a smaller geographic area. Currently, we conduct regional freight operations in the areas around our facilities located in Van Buren, Arkansas and Butler Township, Ohio.

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

The most significant accounting policies and estimates that affect our financial statements include the following:

•	Revenue recognition is based on relative transit time in each period and direct expenses are recognized as incurred. The total revenue that we record upon dispatch is recognized in one or more reporting periods based on the estimated percentage of the delivery service, utilizing a bill-by-bill analysis, that has been completed at the end of the reporting period.

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. We operate a significant number of tractors and trailers in connection with our business. We may purchase this equipment or acquire it under capital leases. We depreciate purchased equipment on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We initially record equipment acquired under capital leases at the net present value of the minimum lease payments and amortize it on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from three years to ten years. We estimate the salvage value at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal. We routinely monitor used tractor and trailer values and adjust depreciable lives, depreciation expense and salvage values of our tractors and trailers as necessary to keep their values in line with expected market values at the time of disposal.

•	Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. We record both current and long-term claims accruals at the estimated ultimate payment amounts based on individual case estimates. The current portion reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates we rely on our experience with similar claims, negative or positive developments in the case and similar factors. We do not discount our claims liabilities.

•	Allowance for doubtful accounts. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for potential credit losses based upon our loss history, aging analysis and ongoing risk assessment of specific customers. Such losses have been within our expectations. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

•	Stock-based compensation. We account for stock-based compensation to employees based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure-only provisions of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). This policy will change in January 2006 with the implementation of SFAS 123R, as discussed in Note D – New Accounting Pronouncements.

We periodically re-evaluate these policies as circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Note Regarding Presentation

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an industry-standard baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge therefore increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have used base revenue, which excludes fuel surcharge revenue, and, instead, taken the fuel surcharge revenue as a credit against the fuel and fuel taxes line item in the table below. We believe that this presentation is a more meaningful measure of our operating performance than a presentation comparing operating costs and expenses to total revenue, including the fuel surcharge revenue.

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

The following period-to-period comparisons should be read in conjunction with the following table and the consolidated statements of income.

The following table sets forth the percentage relationship of certain items to base revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.0	38.0	37.9	37.6
Fuel and fuel taxes (1)	15.6	16.4	15.8	16.5
Depreciation and amortization	11.1	10.9	11.0	10.6
Purchased transportation	6.8	8.9	6.8	8.8
Insurance and claims	6.1	6.6	6.5	7.5
Operations and maintenance	5.5	6.9	5.7	7.7
Operating taxes and licenses	1.6	1.7	1.7	1.7
Communications and utilities	0.9	1.0	0.8	0.9
Gain on disposal of revenue equipment, net	(0.2)	(0.8)	(0.3)	(0.3)
Other	5.3	4.5	5.2	4.3

Total operating expenses	90.7	94.1	91.1	95.3

Operating income	9.3	5.9	8.9	4.7
Other expenses:
Interest expense	1.3	1.1	1.4	1.0
Other, net	—	—	—	—

Total other expenses, net	1.3	1.1	1.4	1.0

Income before income taxes	8.0	4.8	7.5	3.7
Income tax expense	3.6	2.4	3.5	2.0

Net income	4.4%	2.4%	4.0%	1.7%

(1)	Net of fuel surcharge revenue

Executive Overview

Demand for freight services improved throughout the quarter from an inconsistent level in July to a very robust environment in September. We were able to capitalize on the latter to improve miles per tractor per week by 2.6% and achieve a 2.5% increase in base freight rates for our services. These improvements allowed us to grow our base revenue nearly 12% during the quarter on just a 6.4% increase in our fleet size. Base revenue per mile for our traditional freight operations in which we used our own tractors increased by 4.2%.

We are continuing to see success with our benchmarking program, through which we identify opportunities to improve our operating ratio to meet our 88% target. Under this program, we have worked very hard to improve miles per tractor per week, fleet maintenance expense and insurance and claims expense over the past several quarters. All three of these factors contributed to this quarter’s 90.7% operating ratio, which was 3.4% of base revenue better than the comparative quarter.

Our General Freight division, which represented 79% of this quarter’s base revenue, produced a sub-90% operating ratio during the quarter. We are working hard to not only drive General Freight’s operating ratio down even further, but also to improve the margins in our USA Logistics and Regional Freight divisions. While those two divisions were profitable during the quarter, they still offer significant opportunities for margin improvement as we focus more attention and resources on them in the coming quarters.

We continue to face high oil prices and the tightening supply of qualified drivers. We believe that we have programs in place to manage both of these challenges, but the programs are expensive and will require a great deal of management focus and discipline.

We are pleased with the consistency of our results in recent quarters, and we look forward to further executing our benchmarking initiatives in the quarters to come.

Key Operating Statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total miles (loaded and empty) (in thousands)	71,598	65,586	212,646	193,863
Empty mile factor (1)	8.7%	8.3%	8.7%	8.3%
Base revenue per total mile	$1.335	$1.302	$1.315	$1.293
Average number of tractors	2,371	2,228	2,320	2,169
Average miles per tractor per week	2,359	2,300	2,412	2,340
Average unmanned tractor percentage (2)	5.1%	3.8%	3.7%	5.0%

(1)	The empty mile factor is the number of miles traveled between loads as a percentage of total miles traveled.
(2)	Average unmanned tractor percentage is the average percentage, for each month end during the period, of company-operated tractors to which a driver is not assigned.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Base revenue increased 11.9% from $85.4 million for the three months ended September 30, 2004 to $95.5 million for the three months ended September 30, 2005. The increase in base revenue was fueled by a 2.5% increase in base revenue per total mile, a 6.4% expansion in the average number of tractors operated from 2,228 (including 42 owner-operators) to 2,371 (including 16 owner-operators) and a 2.6% increase in our average miles per tractor per week. These factors were partially offset by a decline in base revenue generated by our third party logistics services. Increases in base revenue per total mile tend to reduce expenses as a percentage of base revenue, and vice versa. Thus, the increase in base revenue per total mile in the first three months of 2005 had a favorable impact on each of the expense categories discussed in the following paragraphs.

The decrease in fuel and fuel taxes, net of fuel surcharge, as a percentage of base revenue, was mainly due to an increase in the portion of fuel price increases that we were able to recover from our customers in the form of fuel surcharges. This together with the increase in average revenue per mile offset a decrease of 2.6% in our fleet’s fuel efficiency.

The decrease in insurance and claims expense, as a percentage of base revenue, was mainly due to a decrease in expenses associated with bodily injury and property damage claims and a reduction in expenses associated with cargo damaged in transit. These factors were partially offset by an increase in premiums paid for insurance coverage.

The decrease in purchased transportation expense, as a percentage of base revenue, was primarily due to a decrease in third party logistics revenue which resulted in a decrease in the amounts we paid to other trucking companies and, to a lesser extent, a decrease in the number of owner-operators. Owner-operators are independent contractors who provide their own tractors (including tractor maintenance), fuel and most insurance and drive for us on a contract basis for a fixed rate per mile that is higher than we pay to our drivers, who are not directly responsible for these expenses. Purchased transportation is comprised of owner-operator fees and amounts we pay to other trucking companies that we engage in connection with our third party logistics services, freight brokerage services and operations in Mexico.

The decrease in operations and maintenance expense, as a percentage of base revenue, was mainly due to the reduced cost of repairs on our fleet and, to a lesser extent, reduced average age of our tractor fleet from 19 months as of September 30, 2004 to 17 months as of September 30, 2005 and of our trailer fleet from 48 months to 39 months on those same dates.

The increase in other expense, as a percentage of base revenue, was largely due to an increase in the amount spent on driver recruiting and the costs associated with auditing and legal services related to compliance with federal regulations. Other operating expenses consist of advertising, driver recruiting and other administrative costs.

The increase in interest expense, as a percentage of base revenue, was primarily due to an increase in the interest rates related to our outstanding debt.

Our effective tax rate decreased from 49.9% to 44.6%. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pretax income. Due to the partially nondeductible effect of per diem, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Base revenue increased 11.5% from $250.7 million for the nine months ended September 30, 2004 to $279.5 million for the nine months ended September 30, 2005. The increase in base revenue was fueled by a 1.7% increase in base revenue per total mile increased, a 7.0% expansion in the average number of tractors operated from 2,169 (including 43 owner-operators) to 2,320 (including 27 owner-operators) and a 3.1% increase in our average miles per tractor per week resulted in our record base revenue. These factors were partially offset by a decline in base revenue generated by our third party logistics services. Increases in base revenue per total mile tend to reduce expenses as a percentage of base revenue, and vice versa. Thus, the increase in base revenue per total mile in the first nine months of 2005 had a favorable impact on each of the expense categories discussed in the following paragraphs.

The decrease in fuel and fuel taxes, as a percentage of base revenue, was mainly due to an increase in the portion of fuel price increases that we were able to recover from our customers in the form of fuel surcharges. This together with the increase in average revenue per mile offset a slight decrease in our fleet’s fuel efficiency.

The increase in depreciation and amortization expense, as a percentage of base revenue, was largely due to the higher costs of new tractors and an increase in the size of our trailer fleet resulting from our accelerated purchasing schedule during 2004, which we implemented to take advantage of favorable pricing. Our ratio of Company-operated trailers to tractors reached a peak of 2.60-to-1 at the end of December 2004 and has been steadily declining since that time. At September 30, 2005 the trailer to tractor ratio was 2.38-to-1.

The decrease in insurance and claims expense, as a percentage of base revenue, was mainly due to a decrease in expenses associated with bodily injury and property damage claims and a reduction in expenses associated with cargo damaged in transit. This decrease in costs was primarily attributable to a $1.6 million charge during the second quarter of 2004 for an adverse jury verdict on a lawsuit stemming from a 2002 motor vehicle accident. These factors were partially offset by an increase in insurance premiums.

The decrease in purchased transportation expense, as a percentage of base revenue, was primarily due to a decrease in third party logistics revenue which resulted in a decrease in the amounts we paid to other trucking companies and, to a lesser extent, a decrease in the number of owner-operators.

The decrease in operations and maintenance expense, as a percentage of base revenue, was mainly due to the reduced cost of repairs on our fleet and, to a lesser extent, reduced average age of our tractor fleet from 19 months as of September 30, 2004 to 17 months as of September 30, 2005 and of our trailer fleet from 48 months to 39 months on those same dates.

The increase in other expense, as a percentage of base revenue, was due to an increase in the amount spent on driver recruiting and the costs associated with auditing and legal services related to compliance with federal regulations. Other operating expenses consist of costs incurred for advertising expense, driver recruiting expense and administrative costs.

The increase in interest expense, as a percentage of base revenue, was primarily due to an increase in the interest rates related to our outstanding debt.

Our effective tax rate decreased from 52.9% to 46.0%. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

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

Inflation

Although most of our operating expenses are inflation sensitive, the effect of inflation on base revenue and operating costs has been minimal in recent years. The effect of inflation-driven cost increases on our overall operating costs would not be expected to be greater for us than for our competitors.

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

Cash and cash equivalents totaled $3.9 million and $1.2 million at September 30, 2005 and December 31, 2004, respectively. During the nine months ended September 30, 2005, we used cash provided from operations of $46.9 million, proceeds from sale of property and equipment of $19.4 million and proceeds from the issuance of Common Stock of $47.3 million to purchase revenue equipment and other property and equipment totaling $44.7 million, reduce outstanding capital lease obligations by $18.9 million, retire our note payable in the amount of $3.1 million and reduce our credit line by $44.5 million. During the nine months ended September 30, 2004, we used cash provided from operations of $21.7 million, proceeds from sale of property and equipment of $17.3 million and net borrowings under our senior credit facility of $24.6 million to purchase revenue equipment and other property and equipment totaling $53.7 million and reduce outstanding capital lease obligations by $9.8 million.

The following table represents our outstanding contractual obligations at September 30, 2005, excluding letters of credit:

Payments Due By Period

(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$19,000	$—	$—	$19,000	$—
Capital lease obligations (2)	84,765	23,970	53,918	6,877	—
Revenue equipment purchase obligations (3)	128,582	109,504	19,078	—	—

Total	$232,347	$133,474	$72,996	$25,877	$—

(1)	Long-term debt obligations, excluding letters of credit in the amount of $1.7 million, consists of our senior credit facility that matures on September 1, 2010, as described below.
(2)	Capital lease obligations include interest payments not included in the balance sheet.
(3)	Revenue equipment purchase obligations are cancelable by us upon advance notice.

Our principal sources of available liquidity are cash provided by operating activities, the $79.3 million we had available under our facility at September 30, 2005, proceeds from sales of revenue equipment and capital leases. We have generated between approximately $32.9 million and $38.0 million of cash provided by operating activities annually for the years 2002 through 2004 and have generated $46.9 million of cash provided by operating activities through the first nine months of 2005. We currently have $15.4 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures for the remainder of 2005 and 2006. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans through such dates, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

On September 1, 2005, we entered into an amended and restated senior credit agreement, which restates in its entirety and makes certain amendments to our facility dated as of April 28, 2000, as previously amended through March 10, 2005. The facility was amended to, among other things, increase the maximum borrowing amount to $100.0 million, subject to a borrowing base calculation. The facility includes a sublimit of up to $25.0 million for letters of credit and matures September 1, 2010.

The facility is collateralized by accounts receivable and certain revenue equipment. The facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing may not exceed $175.0 million without the consent of the lenders.

Our facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. As of September 30, 2005, the effective interest rate was 5.2%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios.

The facility contains various covenants, which require us to meet certain quarterly financial ratios. As of September 30, 2005, we were in compliance with the covenants.

As of September 30, 2005, our net capital expenditures forecast was approximately $7.5 million for the remainder of 2005, approximately $6.7 million of which relates to revenue equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase schedule from time to time based on our analysis of factors such as freight demand and the availability of drivers. Our forecast reflects our decision to reschedule to 2006 the purchase of some tractors and trailers we had originally scheduled for purchase in 2005. We may cancel any or all of our equipment purchase commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date. During the nine months ended September 30, 2005, we made $49.9 million of net capital expenditures, including $45.7 million for revenue equipment purchases ($24.6 million of which were capital lease obligations), $2.8 million for facility expansions and $1.4 million for non-revenue equipment. Although we have not finalized our plans for 2006 capital expenditures, we anticipate that the net capital expenditures for 2006 will equal or exceed the net capital expenditures for 2005.

New Accounting Pronouncements

See Note D to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our senior credit facility. Our facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. At September 30, 2005, we had $19.0 million outstanding pursuant to our facility. Beginning in March 2003, we maintained an interest rate swap agreement, with a notional amount of $10.0 million, which was intended as a hedge against our exposure to variability in future cash flow resulting from changes in interest rates under our facility. The swap agreement terminated on March 27, 2005.

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

    Not Applicable.

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

Period Ending	Total Number of Shares Purchased During 2nd Quarter 2005	Average Price Paid per Share During 2nd Quarter 2005	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2005	—	$—	—	496,500
August 31, 2005	—	$—	—	496,500
September 30, 2005	—	$—	—	496,500

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

USA Truck, Inc.
(Registrant)

Date October 27, 2005	By	/s/ ROBERT M. POWELL
Robert M. Powell
Chairman and Chief Executive Officer

Date October 27, 2005	By	/s/ JERRY D. ORLER
Jerry D. Orler
President

Date October 27, 2005	By	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
Senior Vice President, Finance and Chief Financial Officer

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