Form 10-K
period 2005-12-31
USA TRUCK INC
filed 2006-03-06
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

(Title of class)

Name of each exchange on which registered:

Nasdaq National Market

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☒ No ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was $132,329,636 (the characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of February 22, 2006 is 11,424,022.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders in connection with 2006 Annual Meeting	Part III

PART I

Item 1. BUSINESS

        We are a dry van truckload carrier transporting general commodities throughout the continental United States and into and out of Mexico and portions of Canada. For shipments into Mexico, we transfer our trailers to tractors operated by Mexican trucking companies, with which we have contracts, at our facility in Laredo, Texas. We transport many types of freight and provide complementary third party logistics and freight brokerage services for a diverse customer base. During 2005, we served 933 customers in numerous industries. We provide our services for such industries as industrial machinery and equipment, rubber and plastics, retail stores, paper products, durable consumer goods, metals, electronics and chemicals. Approximately 35.1% of our total revenue for 2005 was derived from Standard & Poor’s 500 customers. We conduct our operations through three operating divisions: General Freight, Regional Freight and USA Logistics.

        Our General Freight division transports freight over irregular routes, with a medium length of haul, generally defined as between 800 and 1,200 miles per trip. This division accounted for approximately 79.8% of our base revenue in 2004 and 79.2% in 2005. Our Regional Freight division provides truckload carrier services with a length of haul of approximately 500 miles. We conduct our Regional Freight operations in the areas around our facilities in Van Buren, Arkansas and Butler Township, Ohio. This division accounted for approximately 2.9% of our base revenue in 2004 and 5.4% in 2005. We offer three services through our USA Logistics division: dedicated freight, third party logistics and freight brokerage. We use our own trucks to provide dedicated freight services, whereby we agree to make our equipment available to a specific customer for shipments over particular routes at specified times. Our third party logistics and freight brokerage services do not involve transporting freight with our equipment, and we provide these services primarily as supplemental services to customers who have also engaged us to provide truckload freight services. Our USA Logistics division accounted for 17.3% of our base revenue in 2004 and 15.4% in 2005.

        During economic downturns, demand for the services we offer through our USA Logistics division generally remains more stable than demand for our General Freight and Regional Freight services. Many of our dedicated fleets operate under contracts, some of which contain minimum volume guarantees. In addition, demand for third party logistics and freight brokerage services typically remains consistent during periods of scarce freight demand as trucking companies seek such services to assist them in utilizing their available equipment capacity. Therefore, our USA Logistics division tends to reduce our exposure to general economic fluctuations.

        We focus on customers and markets that demand premium service so that we can achieve premium rates and develop long-term, service-oriented relationships. Our executive management team has 122 years of combined experience running USA Truck and a total of 164 years of experience in the trucking industry. Our employees have a thorough understanding of the needs of shippers in many industries. These factors allow us to provide reliable, timely services to our customers. For 2005, approximately 97.2% of our total revenue was derived from customers that were our customers before 2005, and we have provided services to our top 10 customers for an average of more than eight years. Our top 10 customers accounted for approximately 39.1% of our total revenue for 2004 and approximately 37.2% of total revenue for 2005, and no single customer accounted for more than 6.5% of total revenue in either period.

        Since 2001, we have dedicated a substantial effort toward reducing or controlling our operating costs, while still providing premium service to our customers. We have set a target operating ratio of 88% or lower. To achieve this goal we have implemented a thorough cost-control and revenue yield management system using benchmarks. Our benchmarks were derived from peak historical performance levels of over 300 expense and operating categories, many of which occurred in 1998. On a weekly basis, we compare our current performance against our benchmarks in such areas as safety, equipment utilization and fleet maintenance costs. Our commitment to cost reduction and revenue enhancement has resulted in successively lower operating ratios for the last four consecutive full years. Our operating ratio has decreased from 97.6% for the year ended December 31, 2001 to 91.1% for the year ended December 31, 2005.

        On November 16, 2004 we received certification by TÜV America, an independent auditor, of conformance to the International Organization for Standardization’s 9001:2000 Quality Management Systems standard. ISO 9001:2000 is currently the most rigorous international standard for Quality Management and Assurance. The International Organization for Standardization is the source of the ISO 9000 and 14000 families of quality and environmental management standards, as well as multiple international standards for business, government and society. In achieving this certification, we have successfully identified and demonstrated our ability to meet customer requirements and enhance customer satisfaction.

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

Operating Strategy

        We run our business by focusing on the following principles:

•

Consistently providing superior service to shippers. Our principal competitive strength is our ability and commitment to consistently provide superior service. Although price is a primary concern to all shippers, many of our customers are high-volume shippers that require a flexible and dependable source of motor carrier service. These customers often have specific requirements, including pickup or delivery within narrow time windows or real-time information about shipment status. Our strategy is to provide a premium service to meet these needs and to charge competitive rates for that service. Key elements of our premium service include the following:

°	We are committed to consistent on-time performance and achieving on-time pick-up and delivery more than 97% of the time. During 2005, we achieved on-time pick up and delivery 96.9% of the time.

°	We provide twenty-four hour a day, seven day a week dispatching and maintenance services.

°

We maintain trailer pools at strategic locations to minimize the time it takes to respond to a customer order. We also provide extra trailers to high-volume shippers for loading and unloading at their convenience.

°	We have strict hiring and performance standards for our drivers and emphasize safety and on-time service in our training.

•

Controlling costs through benchmarking. Our goal is to maintain an operating ratio of 88% or below, which enhances our ability to generate profits and cash flow from our operations with minimal capital requirements from outside sources. To achieve that goal, we are committed to a thorough cost-control system using benchmarks. We compare our current performance in more than 300 statistical areas with our performance in prior years.

•

Gaining efficiencies in our revenue model. We are committed to earning premium rates that are commensurate with our superior service. To achieve the rates we desire, we utilize technology, leverage customer relationships and our premium service reputation and continually upgrade our freight mix by eliminating or re-pricing the least profitable trips. We believe that we can approach peak levels of tractor utilization by employing technology to assist us in securing shipments that are scheduled for pick-up as our tractors unload their previous shipments. Our average miles per tractor per week was 2,361 in 2004 and 2,415 in 2005. The distance traveled between loads as a percentage of total miles traveled, commonly called the “empty mile factor,” is also a key measurement of utilization. We typically do not receive any compensation from customers for empty miles. We try to maintain an empty mile factor consistently below 10.0%, a factor that is affected by our ability to obtain backhaul shipments from locations near the delivery destination of prior shipments. For 2004, our empty mile factor was 8.4%, the best for any year in our history as a public company. For 2005, our empty mile factor was 8.7%.

•

Adhering to strict revenue equipment maintenance and replacement cycles. We believe that late model, well-maintained revenue equipment is essential to profitability, customer service, driver satisfaction and a positive public image. Our policy is to operate our tractors for 36 to 42 months and our trailers for 84 to 120 months before replacement. We believe that replacing equipment at those intervals generally yields the most economically feasible balance of maintenance costs and sale or trade-in values. We also perform preventive maintenance on our tractor and trailer fleets at regular intervals to improve the sale or trade-in values and to reduce long-term maintenance costs, customer service failures and driver dissatisfaction.

•

Continually investing in new technology. We continually invest in new and upgraded technology to provide the most efficient service possible to our customers. We provide electronic data interchange arrangements with larger customers, real-time shipment status information, two-way satellite-based messaging and position-locating equipment in all of our tractors, operational software packages designed to enhance service and economic efficiencies and an interactive website providing load tendering and tracing to customers. We have built our information services around an on-site mainframe computer that allows our remote locations to connect to our main office in real time through an extensive local area network. We also use a number of smaller computing platforms to operate software packages such as satellite communications, load matching and optical document storage. We believe our custom-developed software applications provide us flexibility that gives us a competitive advantage in the truckload industry. Our communication and data processing systems also decrease our response times by improving the ability of our operations personnel to balance equipment availability throughout our market area, efficiently match shipments with available equipment and decrease dispatching time by quickly contacting drivers.

•

Developing our management team. We are committed to developing a management team capable of leading our Company well into the future. We have invested time and resources to cultivate talent within our organization and believe that we have a management team in place to guide our business for the long term. Our management personnel are partially compensated with performance-based incentives and incentive stock options designed to provide managers with a long-term equity interest in the Company.

Growth Strategy

        We are committed to controlled, profitable growth. Since our initial public offering, we have increased our base revenue from $63.0 million in 1992 to $376.6 million in 2005, an average compound annual growth rate of 14.8%. With the exception of one acquisition in 1999, our growth has been internally generated. Our efforts to control expenses, particularly the intensive benchmarking program we have been implementing since 2001, have contributed to our ability to achieve this growth while maintaining profitability.

        We are continuing an aggressive fleet expansion and replacement program. By maintaining disciplined trade-in cycles, we control the average age of our fleet. We have significantly decreased repair and maintenance costs by reducing the average ages of our tractor and trailer fleets to 19 and 38 months, respectively, as of December 31, 2005, compared to their peaks of 33 and 56 months, respectively, as of April 30, 2003. We believe that the expansion of our fleet, together with our disciplined trade-in practices, will also support our growth initiatives and provide additional operational benefits, including improved customer service and higher driver retention.

        We expect future growth to come from the following areas:

•

 Growth with our existing customers and cultivation of new ones. It is our goal to maintain or establish our position as a “core carrier” for certain high-volume customers and to expand our share of those customers’ freight needs. We are also constantly cultivating new customers. During 2005, we added more than 100 new customers.

•

 Growth of carefully selected service offerings. We offer a variety of services to our customers designed to meet their specific needs and to improve customer satisfaction. Outside of our core General Freight business, we have been growing our Regional Freight division and the complementary services we offer through our USA Logistics division. These services are essential to provide our customers with “one-stop shopping,” which helps us obtain new customers and additional business from existing customers. During 2006, we intend to direct our attention and resources toward our trucking operations and freight brokerage services, while placing less emphasis on the more complex logistics services.

•

Expanded cross-border service. We intend to continue to focus on the growth of our Mexican business. We currently provide service between the continental United States and all points into and out of Mexico through the gateway city of Laredo, Texas. From its inception in 1998 through 2005, the average compound annual growth rate of the total revenue generated by our Mexican business was approximately 37.8%. Shipments to and from locations into and out of Mexico generated 5.4% of our total revenue during 2004 and 6.0% during 2005.

Industry and Competition

        The trucking industry includes both private fleets and “for hire” carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods. For hire carriers include both truckload and less-than-truckload operations. Truckload carriers dedicate an entire trailer to one customer from origin to destination. Less-than-truckload carriers pick up multiple shipments from multiple shippers on a single truck and then route the goods through terminals or service centers, where freight may be transferred to other trucks with similar destinations for delivery. Truckload carriers typically transport shipments weighing more than 10,000 pounds, while less-than-truckload carriers typically transport shipments weighing less than 10,000 pounds.

        We operate primarily in the highly fragmented for hire truckload segment of the market. According to the U.S. Census Bureau, the general freight portion of this segment, excluding local cartage, accounted for revenues estimated at $76 billion in 2004. The for hire segment is highly competitive and includes thousands of carriers, none of which dominates the market. This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year. Measured by annual revenue, the 20 largest dry van truckload carriers accounted for approximately $20 billion, or approximately 26%, of the for hire market in 2004. The industry continues to undergo consolidation. In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

        We compete primarily with other truckload carriers, shipper-owned fleets and, to a lesser extent, railroads and less-than-truckload carriers. A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than we do. We also compete with truckload and less-than-truckload carriers for qualified drivers.

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

        The table below shows the percentage of our total revenue attributable to our top ten and top five customers and largest customer for the periods indicated.

	Year ended December 31,
	2005	2004	2003
Top 10 Customers	37%	39%	39%
Top 5 Customers	23%	25%	24%
Largest Customer	6%	7%	6%

        While we prefer direct relationships with our customers, we recognize that obtaining shipments through other providers of transportation or logistics services is a significant marketing opportunity. Securing freight through a third party enables us to provide services for high-volume shippers to which we might not otherwise have access because many of them require their carriers to conduct business with their designated third party logistics provider.

        We require customers to have credit approval before dispatch. We bill customers at or shortly after delivery and, during 2005, receivables collection averaged approximately 32 days from the billing date.

        Within our marketing department, load coordinators are responsible for efficiently matching available equipment with customer shipments, and they serve as the contact with customers’ receiving and shipping personnel. Load coordinators also have primary responsibility for minimizing empty miles and they work closely with other marketing department and operations department personnel to increase equipment utilization and enhance customer service.

Operations and Safety

        While we provide our services throughout the continental United States, we conduct most of our freight transport operations east of the Rocky Mountains. Although our General Freight division continues to operate within the medium-haul range of more than 800 but less than 1,200 miles per shipment, our average length of haul has declined in recent periods as our Regional Freight operations and the dedicated freight component of our USA Logistics division have continued to grow. The following table shows our total Company average length of haul and the average length of haul for our three operating divisions, in miles, for the periods indicated.

	Year ended December 31,
	2005	2004	2003
Total Company	803	839	851
Operating Divisions:
General Freight	892	898	873
Regional Freight (1)	510	488	—
USA Logistics (dedicated freight)	567	649	726

(1)   Our Regional Freight division began operation in the first quarter of 2004.

        The empty mile factor is also a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. Therefore, our efforts to decrease our empty mile factor are offset somewhat by the growth of our regional operations. Additionally, our commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if we delayed the pickup until a tractor became available in the area.

        Our operations department consists primarily of our fleet managers. Fleet managers each supervise approximately 30 to 60 drivers in our various divisions and are our primary contact with those drivers. They monitor the location of equipment and direct its movement in the most efficient and safe manner practicable. The operations department focuses on achieving continual improvement in the areas of safety, customer service, equipment utilization and driver retention.

        We constantly strive to improve our safety record. In addition to equipping our tractors with sophisticated safety equipment, we have implemented new programs and enhanced existing programs to foster a culture among our drivers and other personnel that encourages a strong commitment to safe driving practices. Among other things, in late 2003, we transferred responsibility for management of our safety program from our human resources department to our operations department to ensure that the personnel most directly involved with the operation of our fleet on a day-to-day basis are fully informed and committed to our safety program.

        Some of the programs that we have designed to maximize fleet safety include, but are not limited to:

•	continual, proactive marketing of safety concepts to drivers in face-to-face settings;

•	a point system to evaluate individual driver safety and to determine the need for further training and eligibility for continued employment;

•	a Company-wide communication network to facilitate rapid response to safety failures;

•	an award program that recognizes drivers who successfully complete specified numbers of accident-free miles; and

•	a driver counseling and retraining system to assist drivers identified as needing additional training.

        The evaluation of safety records is one of several criteria we use to hire driver employees. Safe equipment handling techniques are an essential part of driver training. We also conduct pre-employment, random and post-accident drug testing in accordance with U.S. Department of Transportation regulations.

        Our tractors are equipped with anti-lock braking systems and electronic governing equipment limiting the maximum speed of our tractors to 63 miles per hour, among other safety features.

        Our efforts to improve our safety record have shown positive results. One of the most significant measures of safe performance in our industry is the number of Department of Transportation-reportable accidents per million miles. We had 1.0 DOT-reportable accidents per million miles in 2004, and 0.8 such accidents per million miles in 2005.

Drivers and Other Personnel

        Driver recruitment and retention are vital to success in our industry. Recruiting drivers is challenging because our standards are high and enrollment in driving schools has been declining. Retention is difficult because of wage and job fulfillment considerations. Driver turnover, especially in the early months of employment, is a significant problem in our industry, and the competition for qualified drivers is intense. Although we have had significant driver turnover during certain periods in the past, we have been able to attract and retain a sufficient number of qualified drivers to support our operations. To attract and retain drivers we must continue to provide safe, attractive and comfortable equipment, direct access to management and competitive wages and benefits designed to encourage longer-term employment.

        Drivers’ pay is calculated primarily on the basis of miles driven and increases with tenure. We believe our current pay scale is competitive with industry peers.

        One of the steps we have taken to control compensation expense is the implementation in 2002 of a per diem driver pay program. Per diem pay, which is not taxable to the driver, is designed to approximately reimburse drivers for meals and other incidental expenses incurred while away from home overnight on business, and is typically paid in lieu of a taxable portion of salary. Per diem payments are slightly lower than the foregone portion of salary and this difference, in addition to certain tax benefits, results in savings to us. Although our ability to deduct per diem payments is limited, there are certain tax benefits to drivers that allow us to decrease overall wages per mile for those drivers who elect to receive the per diem payments. As of December 31, 2005, drivers who drove approximately 70.7% of our total miles had elected to receive per diem payments.

        On February 22, 2006, we had approximately 3,300 employees, including 2,600 drivers. None of our employees are represented by a collective bargaining unit. In the opinion of management, our relationship with our employees is good.

Revenue Equipment and Maintenance

        Our policy is to replace most tractors within 36 to 42 months and most trailers within 84 to 120 months from the date of purchase. Because maintenance costs increase as equipment ages, we believe these trade intervals allow us to control our maintenance costs and to economically balance our maintenance costs and the expected sale or trade values of our tractors and trailers. Such trade intervals also permit us to maintain substantial warranty coverage throughout our period of ownership.

        We make equipment purchasing and replacement decisions on the basis of various factors, including new equipment prices, the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, fuel efficiency, durability and the availability of drivers. Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors or trailers from time to time. For example, during 2002 we delayed replacing tractors beyond our targeted trade interval of 42 months, to approximately 60 months, due to a depressed used equipment market, which resulted in increased depreciation charges and maintenance costs in 2002, 2003 and the first quarter of 2004. Since the second quarter of 2003, we have returned to an aggressive tractor and trailer replacement program that has reduced the average age of our fleet and, consequently, our maintenance costs. In 2004, we accelerated our trailer acquisitions to take advantage of favorable pricing on new trailers.

        The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases as of the indicated dates:

	Year ended December 31,
	2005	2004	2003
Tractors:
Acquired	803	957	686
Disposed	587	807	517
End of period total	2,402	2,186	2,036
Average age at end of period (in months)	19	18	25
Trailers:
Acquired	679	1,940	555
Disposed	819	719	373
End of period total	5,542	5,682	4,461
Average age at end of period (in months)	38	39	54

        During 2006, we plan to acquire 965 new tractors and 1,642 new trailers. These acquisitions and the disposals planned during the year should result in net increases of 314 tractors and 771 trailers.

        To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, we buy tractors and trailers manufactured to our specifications. In deciding which equipment to buy, we consider a number of factors, including safety, fuel economy, expected resale value and driver comfort. We have a strict preventive maintenance program designed to minimize equipment downtime and enhance sale or trade-in values.

        During 2004 and 2005, we financed revenue equipment purchases through our Senior Credit Facility, capital lease-purchase arrangements, the proceeds from sales or trades of used equipment and cash flows from operations. Substantially all of our tractors are pledged to secure our obligations under financing arrangements.

        In addition to Company-owned tractors, we contract with owner-operators for the use of their tractors and drivers in our operations. At December 31, 2005, 12 owner-operator tractors were under contract with us. The size of our owner-operator fleet varies from time to time as market conditions change. We do not expect that the size of our owner-operator fleet in proportion to our Company-owned fleet will increase significantly during 2006.

        In April 2003, we took delivery of our first tractors with the new exhaust gas recirculation engines required by the EPA. Approximately 94% of our tractors are now equipped with those engines. We intend to accelerate our revenue equipment acquisition program and trade intervals before January 1, 2007, in anticipation of the emission standards that will go into effect on that date to delay the business risk of buying new engines until adequate testing is complete. Our future tractor purchases will depend on our evaluation of these new compliant engines in addition to industry-wide evaluations concerning the longevity and reliability of the engines.

Technology

        We maintain a sophisticated data center using several different computing platforms ranging from personal computers to an IBM mainframe system. We have developed the majority of our software applications internally, including payroll, billing, dispatching, accounting and maintenance programs. We believe that the familiarity and proficiency with these systems we gained through our development efforts give us the ability to meet the ever-changing needs of our customers quickly and efficiently. Our computer systems are monitored 24 hours a day by experienced information services professionals. While we employ many preventive measures, we do not currently have a catastrophic disaster recovery plan for our information systems.

        The technology we use in our business enhances the efficiency of all aspects of our operations and enables us to deliver consistently superior service to our customers. This technology includes a Qualcomm satellite-based equipment tracking and driver communication system, which allows us to closely monitor the location of all our tractors and to communicate with our drivers in real time. This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our assessorial charges, which are charges to customers for things such as loading, unloading or delays. We have implemented sophisticated software programs, such as load optimization software, which is designed to match available equipment with shipments in a way that best satisfies a number of criteria, including empty miles, the driver’s available hours of service and home-time needs. We use licensed software that assists us in planning for transfers of loaded trailers between our tractors, allowing us to further enhance efficient allocation of our equipment, improve customer service and take full advantage of our drivers’ available hours of service. In addition, this software improves our ability to get drivers home on a more regular basis. Our other licensed software programs include a sophisticated route-planning software program. We also employ a variety of computing hardware and an assortment of other software programs, many of which were developed internally, that provide the tools necessary for management to make informed business decisions and for salespersons to make successful presentations to customers and potential customers.

Insurance and Claims

        The primary risks for which we obtain insurance are cargo loss and damage, personal injury, property damage, workers’ compensation and employee medical claims. We self-insure for a portion of claims exposure in each of these areas.

        Beginning October 1, 2005, our self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. We are completely self-insured for physical damage to our tractors and trailers, except that we carry catastrophic physical damage coverage to protect against natural disasters. For medical benefits, we self-insure up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by our year-to-date claims experience and our number of covered lives. We maintain insurance above the amounts for which we self-insure, to certain limits, with licensed insurance carriers. We have excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements, and we believe this coverage is sufficient to protect us against catastrophic loss. Depending on the volatility of the insurance market, our insurance and claims expense could increase or we could raise our self-insured retention levels when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs. We are not currently insured for terrorist acts because we believe the potential risk and available coverage levels do not justify the cost of the available coverage. We reevaluate all our coverage decisions on an annual basis.

Regulation

        We are a motor carrier regulated by the U.S. Department of Transportation and other federal and state agencies. Our business activities in the United States are subject to broad federal, state and local laws and regulations beyond those applicable to most business activities. Our regulated business activities include, but are not limited to, service area, routes traveled, equipment specifications, commodities transported, rates and charges, accounting systems, financial reporting and insurance coverages. Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and provincial laws and regulations.

        Motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation, governing interstate operation, and by Canadian provincial authorities. Matters such as weight and equipment dimensions are also subject to federal, state and provincial regulations.

        The Federal Motor Carrier Safety Administration of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made significant changes to the regulations governing the hours of service for drivers of commercial motor vehicles that carry freight. Truckload carriers were required to comply with the new regulations beginning on January 4, 2004. In July 2004, however, the U.S. Court of Appeals for the District of Columbia Circuit vacated the new regulations and directed the Administration to consider more specifically the regulations’ impact on the health of drivers. Although the court vacated the regulations, Congress extended their effectiveness until new rules could be adopted, but not later than September 30, 2005, pursuant to the Surface Transportation Extension Act of 2004. The Administration revised the regulations in August 2005, and the revised regulations took effect October 1, 2005, with a transitional period of compliance and enforcement from October 1, 2005 through December 31, 2005. The principal provisions of the revised 2005 regulations that impact our operations are not materially different from the regulations that were adopted in 2003 and became effective on January 4, 2004. In general, the new regulations are intended to increase safety by giving drivers more opportunity to rest and obtain restorative sleep during each work cycle by, for example, increasing the minimum off duty time during each work cycle. The maximum on-duty period after which a driver may no longer drive was shortened and can no longer be extended by time spent off duty (such as meal stops and other rest breaks) once the on-duty period has begun. Therefore, delays during a driver’s on-duty time (such as those caused by loading/unloading problems) may limit drivers’ available hours behind the wheel, particularly if such delays occur late in an on-duty period. This, and other operational issues that the new rules may create, could increase our operating costs.

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

Seasonality

        See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality.”

Forward-Looking Statements

        This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as increases in our base revenue, net income or earnings per share at the rates indicated in this report, or the success of our benchmarking program in controlling expenses and improving our operating margins. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization rates are directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from these forward-looking statements are described in “Item 1A. Risk Factors” of this annual report.

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

Item 1A. Risk Factors

        The following are some of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other filings with the Securities and Exchange Commission.

Our business is subject to economic and business factors affecting the trucking industry that are largely out of our control, any of which could have a material adverse effect on our operating results.

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

•

The trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers.

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

Increased prices for new revenue equipment and decreases in the value of used revenue equipment may adversely affect our earnings and cash flows.

        If we are unable to obtain favorable prices for our used equipment, or if the cost of new equipment continues to increase, we will increase our depreciation expense or recognize less gain (or a loss) on the disposition of our tractors and trailers. This has affected and may again adversely affect our earnings and cash flows. In 2002, there was a large supply of used tractors and trailers on the market, which depressed the market value of used equipment to levels significantly below the values we historically received. For this reason, we did not trade a meaningful amount of used equipment during 2002, which caused a significant increase in the average age of our tractors. This extended the use of the fleet and contributed to a significant increase in maintenance costs, negatively affected our utilization and, coupled with a change in salvage values, yielded an increased depreciation charge to pre-tax earnings. Although the condition of the used equipment market has improved, values of used tractors are still below pre-2002 levels.

        In addition, manufacturers have recently raised the prices of new equipment significantly, in part to offset their costs of compliance with new Environmental Protection Agency tractor engine design requirements intended to reduce emissions. The initial requirements took effect October 1, 2002, and more restrictive EPA engine design requirements will take effect in 2007. Further equipment price increases may result from the implementation of the 2007 requirements. If new equipment prices increase more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases, our results of operations would be adversely affected.

Ongoing insurance and claims expenses could significantly reduce our earnings.

        In recent periods, we experienced significant increases in costs associated with adverse claims. If the number or severity of claims increases or does not return to historical levels, or if the costs associated with claims otherwise increase, our operating results will be adversely affected. The timing that such costs are incurred may significantly impact our operating results for a particular quarter, as compared to the comparable quarter in the prior year. For example, an increase in serious accidents and the settlement of several high exposure claims from prior years resulted in additional costs of $0.06 per share in the fourth quarter of 2005 compared to the fourth quarter of 2004. In addition, if we were to lose our ability to self-insure for any significant period of time, our insurance costs would materially increase. In addition, we could experience difficulty in obtaining adequate levels of coverage in that event.

        In the last several years, insurance carriers increased premiums for many trucking companies. This factor, coupled with an increase in coverage, a reduction in our self-insurance retention level and our claims experience, resulted in significant increases in our insurance premiums in recent periods. We could experience additional increases in our insurance premiums in the future. If our insurance or claims expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

        A significant portion of our revenue is generated from our major customers. For fiscal year 2005, our top five customers accounted for approximately 23% of our revenue, our top 10 customers accounted for approximately 37% of our revenue and our largest customer accounted for approximately 6% of our revenue. Generally, we do not have long-term contracts with our major customers and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

        The U.S. Department of Transportation and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, insurance requirements and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours of service and ergonomics. Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and provincial laws and regulations. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the Department of Transportation, including those relating to drug and alcohol testing and hours of service. The Transportation Security Administration of the U.S. Department of Homeland Security adopted regulations that will require all new drivers and drivers who renew their licenses who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation. While we have historically required all our drivers to obtain this qualification, these new regulations could reduce the availability of qualified drivers, which could require us to adjust our driver compensation package, limit the growth of our fleet or let trucks sit idle. These regulations could also complicate the process of matching available equipment with shipments that include hazardous materials, thereby increasing the time it takes us to respond to customer orders and our empty miles.

        Failures to comply with Department of Transportation safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose the ability to self-insure. We experienced such a downgrade and lost our ability to self-insure for approximately one week in January 2003. The loss of our ability to self-insure for any significant period of time would materially increase our insurance costs. In addition, we may experience difficulty in obtaining adequate levels of coverage in that event.

Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.

        From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. As conditions changed, some of those vendors have had difficulty fulfilling the increased demand for new equipment. There have been periods when we were unable to purchase as much new revenue equipment as we needed to sustain our desired growth rate and to maintain a late-model fleet. We may experience similar difficulties in future periods. Also, vendors will have to introduce new engines meeting the more restrictive Environmental Protection Agency emissions standards in 2007, and some carriers may seek to purchase large numbers of tractors with pre-2007 engines, possibly leading to shortages. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

        There are no unresolved written SEC staff comments regarding our periodic or current reports under the Securities Exchange Act of 1934 received 180 days or more before the end of the fiscal year to which this annual report on Form 10-K relates.

Item 2. PROPERTIES

        Our executive offices and headquarters are located on 63 acres in Van Buren, Arkansas. This facility consists of approximately 104,000 square feet of office space, 27,000 square feet of maintenance space, a 2,500 square-foot dock and training and driver facilities within two structures.

        We operate a network of eight additional facilities, including one in Laredo, Texas, which is one of the largest inland freight gateway cities between the U.S. and Mexico. These additional facilities contain maintenance shops, driver facilities, fuel tanks and/or office space. Our facilities currently are located in the following cities:

	Shop	Driver Facility	Fuel	Office	Own or Lease

Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Yes	Own/Lease
Blue Island, Illinois	No	No	No	Yes	Lease
East Peoria, Illinois	No	No	No	Yes	Lease
Shreveport, Louisiana	Yes	Yes	Yes	Yes	Own
Butler Township, Ohio	Yes	Yes	Yes	Yes	Own
Bethel, Pennsylvania	Yes	No	Yes	Yes	Lease
Laredo, Texas	Yes	Yes	No	Yes	Own
Roanoke, Virginia	Yes	No	Yes	Yes	Lease

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

	Price Range
	High	Low
Year ending December 31, 2005
Fourth Quarter	$32.00	$18.19
Third Quarter	29.89	23.10
Second Quarter	25.15	17.74
First Quarter	27.99	14.70
Year ended December 31, 2004
Fourth Quarter	$17.24	$11.85
Third Quarter	13.00	10.25
Second Quarter	12.24	9.05
First Quarter	11.96	9.50

        As of February 22, 2006, there were 226 holders of record (including brokerage firms and other nominees) of our Common Stock. We estimate that there were approximately 5,300 beneficial owners of the Common Stock as of that date. On February 22, 2006, the last reported sale price of our Common Stock on the Nasdaq National Market was $29.63 per share.

Dividend Policy

        We have not paid any dividends on our Common Stock to date and we do not anticipate paying any dividends in the foreseeable future. We currently intend to retain all of our earnings, if any, for use in the expansion and development of our business. The covenants of our Senior Credit Facility would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants.

Equity Compensation Plan Information

        The following table provides information about our equity compensation plans as of December 31, 2005. The equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan and two plans under which options remain outstanding, but no new options may be granted: our Employee Stock Option Plan and our 1997 Nonqualified Stock Option Plan for Nonemployee Directors. We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	528,100 (1)	$ 12.86(2)	612,900 (3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	528,100	$ 12.86	612,900

(1)

Includes 80,000 unvested shares of restricted stock, which will vest upon the attainment of specified performance goals, and which do not require the payment of exercise prices; and 448,100 shares of Common Stock subject to outstanding stock options.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.

(3)

Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 annual meeting and ending with the 2013 annual meeting, the maximum number of shares of Common Stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii) such lesser number of shares (which may be zero or any number less than 25,000) as determined by our Board of Directors. Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan will increase from 925,000 to 950,000 on May 3, 2006, the date of our 2006 annual meeting. The share numbers included in the table do not reflect this adjustment or any future adjustments. The shares that remain available for future grants include 562,900 shares that may be granted as stock options under our 2004 Equity Incentive Plan and 50,000 shares that may be issued as performance-based restricted stock under our 2003 Restricted Stock Award Plan. The 562,900 shares subject to future grant under our 2004 Equity Incentive Plan may, alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equity Securities

        On October 21, 2004, we publicly announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of our outstanding Common Stock over a three-year period ending October 19, 2007, dependent upon market conditions. We may make Common Stock purchases under this program from time to time on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors. The following table sets forth purchases of Common Stock made by us on the open market during the fourth quarter of 2005, and the number of additional shares that may be repurchased, under the repurchase program authorized by our Board of Directors. We are required to include in this table purchases made by us or by any affiliated purchaser. For this purpose, “affiliated purchaser” does not include our Employee Stock Purchase Plan, which provides that shares purchased for employees under that plan may be newly issued shares provided by us or shares purchased on the open market. Open market purchases under that plan are made by the administrator of the plan, which is an agent independent of us.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2005 - October 31, 2005	2,500	$ 21.05	2,500	494,000
November 1, 2005 - November 30, 2005	—	—	—	494,000
December 1, 2005 - December 31, 2005	—	—	—	494,000

Item 6. SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data and other operating information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” We derived the selected consolidated Statement of Income and Balance Sheet data as of and for each of the five years ended December 31, 2005 from our audited financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
(in thousands, except per share data and key operating statistics)

	Year ended December 31,

	2005	2004	2003	2002	2001

Statements of Income Data:
Base revenue	$ 376,629	$ 335,880	$ 286,080	$ 268,510	$ 244,396
Fuel surcharge revenue	63,074	27,225	12,583	5,263	8,045

Total revenue	439,703	363,105	298,663	273,773	252,441
Operating expenses and costs:
Salaries, wages and employee benefits	143,164	125,953	109,616	108,283	109,508
Fuel and fuel taxes	121,026	81,722	58,740	47,851	49,551
Depreciation and amortization	41,890	35,871	30,611	27,811	26,418
Insurance and claims	26,172	26,224	18,390	15,922	11,590
Purchased transportation	24,710	28,317	24,183	26,024	10,728
Operations and maintenance	21,178	24,736	26,518	21,592	22,617
Operating taxes and licenses	6,224	5,653	4,682	4,389	4,013
Communications and utilities	3,220	3,039	2,967	2,792	2,624
(Gain) loss on disposal of assets	(1,144)	(1,040)	(743)	(166)	511
Other	19,766	14,831	12,849	9,803	8,906

Total operating expenses and costs	406,206	345,306	287,813	264,301	246,466

Operating income	33,497	17,799	10,850	9,472	5,975
Other expenses (income):
Interest expense	4,829	3,539	2,557	3,127	4,344
Other, net	(19)	33	65	(22)	(148)

Total other expenses, net	4,810	3,572	2,662	3,105	4,196

Income before income taxes	28,687	14,227	8,228	6,367	1,779
Income taxes	13,119	6,795	4,873	3,765	692

Net income	$ 15,568	$ 7,432	$ 3,355	$ 2,602	$ 1,087

Earnings per common share:
Basic	$ 1.55	$ 0.80	$ 0.36	$ 0.28	$ 0.12
Diluted	$ 1.51	$ 0.79	$ 0.36	$ 0.28	$ 0.12
Weighted average common shares outstanding:
Basic	10,034	9,268	9,327	9,310	9,236
Diluted	10,328	9,398	9,370	9,348	9,279

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (continued)

	Year ended December 31,

	2005	2004	2003	2002	2001

Other Financial Data:
Operating ratio (1)	91.1%	94.7%	96.2%	96.5%	97.6%
Capital expenditures, net (2)	$ 56,526	$ 89,379	$ 53,406	$ 33,058	$ 27,044
Key Operating Statistics:
Base Revenue per total mile	$ 1.327	$ 1.293	$ 1.236	$ 1.209	$ 1.155
Average miles per tractor per week	2,415	2,361	2,341	2,322	2,364
Empty mile factor (3)	8.7%	8.4%	9.0%	9.2%	9.8%
Average number of tractors (4)	2,342	2,174	1,961	1,882	1,751
Total miles (loaded & empty) (in thousands)	283,921	259,725	231,389	222,079	211,602
Average miles per tractor	121,209	119,469	117,995	118,001	120,846
Average miles per trip (5)	803	839	851	859	852
Average unmanned tractor percentage (6)	3.9%	4.9%	3.9%	5.9%	1.2%
Average age of tractors, at end of period (in months)	19	18	25	30	22
Average age of trailers, at end of period (in months)	38	39	54	52	51
Balance sheet data:
Total assets	$ 308,079	$ 288,154	$ 222,549	$ 188,851	$ 182,411
Long-term debt and capital leases, including current portion	89,232	140,442	85,147	68,595	69,480
Stockholders' equity	149,833	85,528	77,496	74,092	71,173

(1)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

(2)	Capital expenditures, net, is based upon purchases of property and equipment for cash and under capital lease arrangements less proceeds from the sale of property and equipment.

(3)	The empty mile factor is the number of miles traveled between loads as a percentage of total miles traveled.

(4)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.

(5)	Average miles per trip is based upon loaded miles divided by the number of shipments using Company-operated and owner-operator tractors. It does not include third party logistics or freight brokerage shipments.

(6)	Average unmanned tractor percentage is the average percentage, for each month end during the year, of Company-operated tractors to which a driver is not assigned.

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

        Regional Freight. Regional freight refers to truckload freight services that involve a length of haul of approximately 500 miles. Beginning in 2004, in order to aid in driver recruitment and retention and to participate in the largest market segment within the truckload market, we began to accept shipments that originate and terminate within a smaller geographic area. Currently, we conduct regional freight operations in the areas around our facilities located in Van Buren, Arkansas and Butler Township, Ohio.

        USA Logistics. Our USA Logistics division provides three services to our customers:

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

        We provide third party logistics and freight brokerage services as a complement to our truckload freight services. We provide these services primarily to our existing freight customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a significant majority of our third party logistics and freight brokerage customers have also engaged us to provide truckload freight services.

Critical Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        The most significant accounting policies and estimates that affect our financial statements include the following:

o	Revenue recognition and related direct expenses based on relative transit time each period. The total revenue that we record upon dispatch and related direct expenses are recognized in one or more reporting periods based on the estimated percentage of the delivery service, utilizing a bill-by-bill analysis, that has been completed at the end of the reporting period.

o	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. We operate a significant number of tractors and trailers in connection with our business. We may purchase this equipment or acquire it under capital leases. We depreciate purchased equipment on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We initially record equipment acquired under capital leases at the net present value of the minimum lease payments and amortize it on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from three years to ten years. We estimate the salvage value at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal. We continually monitor used tractor and trailer values and adjust depreciable lives, depreciation expense and salvage values of our tractors and trailers as necessary to keep their values in line with expected market values at the time of disposal.

o	Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation We record both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates or historical claims experience. The current portion reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates we rely on past experience with similar claims, negative or positive developments in the case and similar factors. We do not discount our claims liabilities.

o	Allowance for doubtful accounts. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for potential credit losses based upon our loss history, aging analysis and ongoing risk assessment of specific customers. Such losses have been within our expectations. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

o	Stock based compensation. We account for stock based compensation to employees based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). This policy will change in January 2006 with the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

        We periodically reevaluate these policies as circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Executive Overview

        We produced solid results in 2005 as compared to 2004, posting record base revenue, net income and earnings per share and making steady progress towards management’s target of an 88% or better operating ratio.

        The industry saw strong freight demand during 2005, characterized by steady North American economic growth and continued tightness in truckload capacity relative to shipping volumes. This freight demand, coupled with the success of our benchmarking program, contributed to our improved operating margin. During 2005, we made notable progress in each of the three areas upon which our benchmarking program was primarily focused:

•	Miles per tractor per week (tractor utilization) improved by 2.3%;

•	Insurance and claims expense, as a percentage of base revenue, improved by 0.9 percentage points; and

•	Operations and maintenance expense, as a percentage of base revenue, improved by 1.8 percentage points.

        In addition to the progress within the benchmarking program, we also reduced our fuel expense, as a percentage of base revenue, by 0.8 percentage points through a more efficient fuel surcharge program (despite 34.0% higher average fuel cost per gallon). Overall, our operating ratio improved by 3.6 percentage points of base revenue to 91.1%, our best performance since 1999.

        The truckload industry’s growth has been constricted in recent years because of a shortage of qualified drivers. This has prevented many of our publicly held peers from growing their tractor fleets and has caused a few of them to reduce their fleet size. By developing elaborate programs to manage driver compensation, hiring, training and retention, we have been able to generate a steady supply of drivers. That success has been expensive, however, as growing driver compensation and recruiting costs continue to apply pressure to the salaries, wages and employee benefits and other operating expense lines on our income statement. Those costs increased by a combined 1.3 percentage points of base revenue during 2005.

        However, our ability to consistently hire qualified drivers and the strong freight demand enabled us to grow base revenue by 12.1% to $376.6 million. The growth resulted from a 7.7% tractor fleet expansion, a 4.3% increase in base revenue per mile derived from shipments on which we used our own tractors and the improvement in tractor utilization mentioned above.

        Our third party logistics and freight brokerage base revenue (shipments for which we hired a third-party trucking company to haul the freight) decreased by 15.6% to $18.1 million for 2005 compared to the prior year, as we increasingly focused on our trucking operations. During 2006, we intend to direct more attention and resources toward our trucking operations and freight brokerage services, while placing less emphasis on the more complex logistics services.

        The impact of all these factors on the bottom line was a 109.5% increase in net income to $15.6 million and a 91.1% increase in diluted earnings per share to $1.51.

        The balance sheet was strengthened by the record earnings and the stock offering in August 2005 of two million shares of our Common Stock, resulting in net proceeds to us of $47.3 million, which we applied to reduce outstanding debt. Our total debt decreased 36.5% to $89.2 million and stockholders’ equity grew 75.2% to $149.8 million. We also restructured our revolving Senior Credit Facility to provide up to $100.0 million of available borrowings through August 2010. We believe that the stock offering and expanded credit line will help fulfill our capital needs for the next several years.

Note Regarding Presentation

        By agreement with our customers, and consistent with industry practice, we add a graduated surcharge to the rates we charge our customers as diesel fuel prices increase above an industry-standard baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge therefore increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have used base revenue, which excludes the fuel surcharge revenue, and, instead, taken the fuel surcharge as a credit against the fuel and fuel taxes line item in the table below. We believe that this presentation is a more meaningful measure of our operating performance than a presentation comparing operating costs and expenses to total revenue, including the fuel surcharge.

        We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Data regarding both total revenue, which includes the fuel surcharge, and base revenue, which excludes fuel surcharge, is included in the consolidated statements of income included in this report.

        Base revenues from our third party logistics and brokerage services have fluctuated in recent periods. These services do not typically involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue. Since changes in third party logistics and freight brokerage revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below. The following table sets forth the percentage relationship of certain items to base revenue, for the years indicated. The period-to-period comparisons below should be read in conjunction with this table and our consolidated statements of income and accompanying notes.

	Year ended December 31,
	2005	2004	2003
Revenue, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.0	37.5	38.3
Fuel and fuel taxes (1)	15.4	16.2	16.1
Depreciation and amorization	11.1	10.7	10.7
Insurance and claims	6.9	7.8	6.4
Purchased transportation	6.6	8.4	8.5
Operating and maintenance	5.6	7.4	9.3
Operating taxes and licenses	1.7	1.7	1.7
Communications and utilities	0.9	0.9	1.0
Gain on disposal of assets	(0.3)	(0.3)	(0.3)
Other	5.2	4.4	4.5

Total operating expenses and costs	91.1	94.7	96.2

Operating income	8.9	5.3	3.8
Other expenses (income):
Interest expense	1.3	1.1	0.9
Other, net	--	--	--

Total other expenses, net	1.3	1.1	0.9

Income before income taxes	7.6	4.2	2.9
Income tax expense	3.5	2.0	1.7

Net income	4.1%	2.2%	1.2%

(1)     Net of fuel surcharge revenue

Fiscal Year Ended December 31, 2005 compared to Fiscal Year Ended December 31, 2004

Key Operating Statistics:

	Year ended December 31,
	2005	2004
Total miles (loaded and empty) (in thousands)	283,921	259,725
Empty mile factor (1)	8.7%	8.4%
Base revenue per total mile	$ 1.327	$ 1.293
Average number of tractors	2,342	2,174
Average miles per tractor per week	2,415	2,361
Average unmanned tractor percentage (2)	3.9%	4.9%

(1)    The empty mile factor is the number of miles traveled between loads as a percentage of total miles traveled.

(2)    Average unmanned tractor percentage is the average percentage, for each month end during the period, of Company-operated tractors to which a driver is not assigned.

Base Revenue

        Our base revenue grew 12.1% to $376.6 million. The increase resulted from several important factors:

•

We grew the average size of our fleet by 7.7%, which was made possible by strong demand for truckload freight services and our ability to consistently hire qualified truck drivers despite a very tight labor market. We attribute that ability to the management process that we have in place to attract and retain drivers.

•

We increased our tractor utilization (measured in miles per tractor per week) by 2.3%. Again, the strong demand contributed to our success here, but we also have developed a sophisticated management process in this area as well, aided by our ISO 9001:2000 quality management system.

•

We were able to increase the rates per mile charged to our customers by 4.3% for shipments in which we used our own tractors. Shipping rates have been increasing in recent years due to a persistent imbalance between the supply of truckload tractors in the marketplace relative to the demand for truckload services.

•

Base revenue from our General Freight division, Regional Freight division and the dedicated freight component of our USA Logistics division grew by 14.0% to $358.5 million because of the reasons discussed above.

•

Our third party logistics and freight brokerage base revenue declined by 15.6% to $18.1 million as we began transitioning our focus and resources away from more complex third-party logistics services during the year and, instead, concentrating our efforts on our core competency of asset-based trucking as well as freight brokerage services. While third-party logistics revenues decreased by 30.0%, our freight brokerage services actually grew by 37.8% to $6.3 million. The overall decrease in non asset-based revenue was the primary reason for the decline in the purchased transportation operating expense line because the fees paid to third-party carriers appear in that line item.

Operating Expenses and Taxes

        Overall, we improved our operating ratio by 3.6 percentage points of base revenue to 91.1%. We attribute that improved margin to a combination of the strong freight demand mentioned above and to the success of our ongoing benchmarking program.

        Our benchmarking program identifies areas of potential improvement in operating cost and revenue factors by comparing the current period’s performance to that of our designated benchmark year – 1998. The benchmarking program lays out a roadmap of sorts that is assisting our progress towards our target of an 88.0% operating ratio.

        During 2005, the benchmarking program was focused on three primary areas of margin improvement: operations and maintenance costs, insurance and claims costs and tractor utilization. Progress in each of the three areas contributed to our improved operating ratio, as follows:

•

We completed a multi-quarter program in 2005 to reduce the average age of our tractor and trailer fleets to their targeted levels of approximately 19 months and 38 months, respectively. The effect of those reduced ages has been lower repair and general operating costs. That factor and an enhanced process for managing maintenance costs were the primary factors in the 1.8 percentage points of base revenue reduction of the operations and maintenance operating expense line. We have completed our benchmarking work in this area and will work to maintain the 2005 level of expenses going forward.

•

The insurance and claims operating expense line decreased by 0.9 percentage points of base revenue. In 2003, we began an intense effort to improve our motor vehicle accident prevention program and enhance our claims management process. During 2005, we made progress in both areas as our frequency of serious accidents per million miles traveled decreased by 24.0% and the number of auto liability claims being actively managed by our risk management staff decreased 69.4%. Despite our progress, our 2005 performance was still 2.4 percentage points of base revenue away from our benchmark of 4.5% of base revenue.

•	Tractor utilization, as mentioned above, improved by 2.3% and is still 1.0% below our benchmark of 2,441 miles per tractor.

        Fuel and fuel taxes expense also improved by 0.8 percentage points of base revenue despite a 34.0% increase in the average cost of diesel fuel and a slight decrease in fuel economy resulting from tighter emission standards on our tractors. The improvement in fuel and fuel tax expense was made possible primarily by the improved efficiency of our fuel surcharge program and, to a lesser extent, by our efforts to mitigate the fuel economy decrease through various management programs. The depreciation operating expense line was also affected by the increased cost of those emission-compliant tractors.

        Expenses increased in the areas of driver compensation, recruitment and training. The increases, described below, are primarily the result of the aforementioned limited supply of qualified drivers:

•

The salaries, wages and employee benefits operating expense line increased by 0.5 percentage points of base revenue primarily because we increased driver compensation per mile by 4.2% in 2005. We have been steadily increasing driver pay for the past few years to stay competitive in the marketplace.

•

The costs of recruiting and training drivers have also increased in recent years as competition for qualified drivers has intensified. The effects of those increases in 2005 are the primary cause of the 0.8 percentage points of base revenue increase in the other operating expense line.

        Our effective tax rate decreased from 47.8% in 2004 to 45.7% in 2005. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Fiscal Year Ended December 31, 2004 compared to Fiscal Year Ended December 31, 2003

Key Operating Statistics:

	Year ended December 31,
	2004	2003
Total miles (loaded and empty) (in thousands)	259,725	231,389
Empty mile factor (1)	8.4%	9.0%
Base revenue per total mile	$ 1.293	$ 1.236
Average number of tractors	2,174	1,961
Average miles per tractor per week	2,361	2,341
Average unmanned tractor percentage (2)	4.9%	3.9%

(1)    The empty mile factor is the number of miles traveled between loads as a percentage of total miles traveled.

(2)    Average unmanned tractor percentage is the average percentage, for each month end during the period, of Company-operated tractors to which a driver is not assigned.

Base Revenue

        Our base revenue grew 17.4% to $335.9 million. The increase resulted from several important factors:

•

This increase was due primarily to an increase of 10.9% in the average number of tractors operated from 1,961 (including 39 owner-operators) in 2003 to 2,174 (including 43 owner-operators) in 2004, an increase of 4.6% in base revenue per total mile and, to a lesser extent, an improvement in our empty mile factor and an increase in the number of workdays from 252 in 2003 to 253 in 2004.

•

Average base revenue per total mile increased from $1.236 in 2003 to $1.293 in 2004 due to an increase in the average rate per mile charged to customers and, to a lesser extent, an increase in third party logistics and brokerage revenues and the improvement in our empty mile factor. The empty mile factor decreased from 9.0% of total miles in 2003 to 8.4% of total miles in 2004. The decreased empty mile factor was primarily the result of improved freight demand in our operating areas and, to a lesser extent, reduced quantities of inbound loads into areas where there were few available outbound loads.

Operating Expenses and Taxes

        Our base revenue grew 17.4% to $335.9 million. The increase resulted from several important factors:

•

The decrease in salaries, wages and employee benefits expense, as a percentage of base revenue, was primarily the result of an increase in average base revenue per mile. These effects were partially offset by an increase in monetary incentive compensation accrued for employees due to improved financial performance from 2003 to 2004 and an increase in the cost of employee medical benefits expense.

•

We increased driver pay effective in mid-December 2004. The pay increase impacted approximately 80% of our drivers and was comprised of a one-cent per mile increase for all eligible drivers plus an additional one-cent per mile for eligible drivers with zero to nine months of experience. Affected drivers received an average pay increase of approximately $0.0126 per mile. The increase was intended to address driver recruiting and retention objectives by maintaining our pay scale’s competitive position relative to our peers with whom we directly compete for drivers. Because of the timing of this increase, it had a minimal effect on 2004 operating results.

•

The decrease in operations and maintenance expense, as a percentage of base revenue, was primarily due to decreased direct repair costs resulting from a decrease in the average age of our revenue equipment.

•

The increase in insurance and claims expense, as a percent of base revenue, was primarily due to an increase in expenses associated with bodily injury and property damage claims as a result of our continued efforts to settle and litigate certain older claims and, to a lesser extent, an increase in expenses associated with accident damage to our own revenue equipment.

        Our effective tax rate decreased from 59.2% in 2003 to 47.8% in 2004. The effective rates varied from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses including our per diem pay structure. Due to increased pre-tax income in 2004, the impact of the non-deductible expenses had a lesser impact on the effective rate than in 2003.

Seasonality

        In the trucking industry, revenues generally decrease as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses increase, due primarily to decreased fuel efficiency and increased maintenance costs. Future revenues could be impacted if our customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings. Historically, many of our customers have closed their plants for maintenance or other reasons during January and July.

Inflation

        Although most of our operating expenses are inflation sensitive, the effect of inflation on revenue and operating costs has been minimal in recent years. The effect of inflation-driven cost increases on our overall operating costs would not be expected to be greater for us than for our competitors.

Fuel Availability and Cost

        The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any hedging arrangements that protect us against fuel price increases. Overall, the market fuel prices per gallon were higher in 2004 and 2005 than in 2003.

Off-Balance Sheet Arrangements

        We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time we enter into operating leases that are not reflected in our balance sheet.

Liquidity and Capital Resources

        The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Cash Flows

	Year ended December 31,
	(in thousands)
	2005	2004	2003
Net cash provided by operating activities	$ 57,419	$ 38,018	$ 36,865
Net cash used in investing activities	(31,946)	(53,696)	(23,427)
Net cash (used in) provided by financing activities	(25,668)	15,544	(13,353)

         Cash generated from operations increased $19.4 million during 2005 as compared to 2004. The change was primarily due to a $76.6 million increase in revenue along with an improvement in our operating margin, which resulted in an $8.1 million increase in net income. Cash generated from operations increased $1.2 million during 2004 as compared to 2003. The increase was primarily caused by a $64.4 million increase in revenue and an improvement in our profit margin.

        Cash used in investing activities decreased $21.8 million during 2005 as compared to 2004 due to a reduction in our expenditures for revenue equipment. In 2004, we accelerated our trailer acquisitions to take advantage of favorable pricing on new trailers. This resulted in an addition of 1,221 trailers to our fleet in 2004 while we decreased our trailer fleet by 140 in 2005. This reduction was planned in order to bring our trailer-to-tractor ratio down to budgeted levels. In 2004, our cash used in investing activities increased $30.3 million from 2003 as a result of our equipment modernization campaign. In 2004, we purchased 957 tractors and 1,940 trailers compared to 686 tractors and 555 trailers in 2003. These purchases were offset by the sale or trade in of 807 tractors and 719 trailers in 2004 compared to 517 tractors and 373 trailers in 2003.

        Cash provided by financing activities was $15.5 million in 2004 compared to cash used in financing activities of $25.7 million in 2005. This $41.2 million difference is due primarily to increased payments on capital leases and decreased net borrowings on our Senior Credit Facility. Our stock offering, completed in August 2005, generated $47.3 million of proceeds which were used to pay down our Senior Credit Facility. Cash provided by financing activities increased $28.9 million during 2004 compared to 2003. The increase was primarily due to increased net borrowing on our Senior Credit Facility of $21.5 million.

Debt

        On September 1, 2005, we entered into an Amended and Restated Senior Credit Facility, which restates in its entirety and makes certain amendments to our previously amended facility dated as of April 28, 2000. The Facility was amended to, among other things, increase the maximum borrowing amount to $100.0 million, subject to a borrowing base calculation. The Facility includes a sublimit of up to $25.0 million for letters of credit and matures September 1, 2010.

        The Facility is collateralized by accounts receivable and otherwise unencumbered revenue equipment. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At December 31, 2005, $13.6 million was outstanding under the Senior Credit Facility.

        The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the year ending December 31, 2005, the effective interest rate was 4.9%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At December 31, 2005, the rate was 0.2% per annum.

        The Facility contains various covenants, which require us to meet certain quarterly financial ratios. As of December 31, 2005, we were in compliance with the covenants.

        Our principal sources of available liquidity are cash provided by operating activities, the $84.7 million we had available under our Facility at December 31, 2005, proceeds from sales of revenue equipment and capital leases. We generated cash flows from operating activities of $36.9 million and $38.0 million in 2003 and 2004, respectively. In 2005, we generated $57.4 million of cash from operating activities. We currently have $20.0 million of availability for new capital leases under existing lease facilities. We are not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity.

Equity

        At December 31, 2005, we had stockholders’ equity of $149.8 million and long-term debt, net of current maturities, of $67.6 million, resulting in a debt to long-term capitalization ratio of 45.1% compared to 134.6% at December 31, 2004.

        On August 17, 2005, we issued and sold in an underwritten public offering 2.0 million shares of Common Stock in exchange for proceeds of $47.3 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds of our sale of stock in the offering to repay outstanding borrowings under our Senior Credit Facility. In addition to the shares sold by us in this public offering, certain officers and directors sold 1.2 million shares of Common Stock.

Purchases and Commitments

        As of December 31, 2005, our forecasted capital expenditures, net of proceeds from the sale of revenue equipment, for 2006 was $88.6 million, $80.7 million of which relates to revenue equipment. We expect to use the balance of $7.9 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. Our forecast reflects our decision to reschedule to 2006 the purchase of some tractors and trailers we had originally scheduled for purchase in 2005. We may cancel any or all of our equipment purchase commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date. During the year ended December 31, 2005, we made $56.5 million of net capital expenditures, including $51.8 million for revenue equipment purchases ($24.6 million of which were capital lease obligations), $3.9 million for facility expansions and $0.8 million for non-revenue equipment.

        The following table represents our outstanding contractual obligations at December 31, 2005, excluding letters of credit:

	Payments Due By Period
	(in thousands)
	Total	2006	2007-2008	2009-2010	Thereafter

Contractual Obligations:
Long-term debt obligations (1)	$ 13,569	$ —	$ —	$ 13,569	$ —
Capital lease obligations (2)	78,220	21,995	49,790	6,435	—
Purchase obligations (3)	115,688	112,637	3,051	—	—
Financing note	1,943	1,943	—	—	—
Total	$ 209,420	$ 136,575	$ 52,841	$ 20,004	$ —

(1)	Long-term debt obligations, excluding letters of credit in the amount of $1.7 million, consist of our Senior Credit Facility, which matures on September 1, 2010.

(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.

(3)	Revenue equipment purchase obligations are cancelable by us upon advance notice.

New Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data—Note 1. to the Financial Statements: New Accounting Pronouncements."

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We experience various market risks, including changes in interest rates, foreign currency exchange rates, and commodity prices.

        Interest Rate Risk. We are exposed to interest rate risk primarily from our Senior Credit Facility. Our Senior Credit Facility, as amended, provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At December 31, 2005, we had $13.6 million outstanding pursuant to our Senior Credit Facility. Assuming the outstanding balance at year end remained constant throughout the upcoming year, a hypothetical one-percentage point increase in interest rates applicable to the Senior Credit Facility would increase our annual interest expense by approximately $0.15 million.

        We record derivative financial instruments, if any, in the balance sheet as either an asset or liability at fair value, with classification as current or long-term depending on the duration of the instrument.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
USA TRUCK, INC.
ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2005 INDEX TO FINANCIAL STATEMENTS
Page
PART I
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets as of December 31, 2005 and 2004	29
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	30
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003	31
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	32
Notes to Consolidated Financial Statements	33

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Truck, Inc., at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of USA Truck’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Tulsa, Oklahoma

February 24, 2006

USA Truck, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$994	$1,189
Accounts receivable:
Trade, less allowance for doubtful accounts of $104 in 2005 and $166 in 2004	45,105	41,618
Other	6,106	4,361
Inventories	638	447
Deferred income taxes	2,329	2,668
Prepaid expenses and other current assets	5,619	6,376

Total current assets	60,791	56,659
Property and equipment:
Land and structures	30,320	27,697
Revenue equipment	284,138	261,282
Service, office and other equipment	17,825	16,238

	332,283	305,217
Accumulated depreciation and amortization	(85,161)	(73,875)

	247,122	231,342
Other assets	166	153

Total assets	$308,079	$288,154

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$7,416	$1,769
Trade accounts payable	6,253	12,069
Current portion of insurance and claims accruals	7,779	8,299
Accrued expenses	10,525	8,683
Note payable	1,943	3,084
Current maturities of long-term debt and capital leases	19,700	22,244

Total current liabilities	53,616	56,148
Long-term debt and capital leases, less current maturities	67,589	115,114
Deferred income taxes	33,620	27,636
Insurance and claims accruals, less current portion	3,421	3,728
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value; 16,000,000 shares authorized; issued 11,414,772 shares in 2005 and 9,341,446 shares in 2004	114	93
Additional paid-in capital	62,086	13,211
Retained earnings	88,979	73,411
Less treasury stock, at cost (3,114 shares in 2005 and 6,834 shares in 2004)	(60)	(84)
Accumulated other comprehensive (loss)	—	8
Unearned compensation	(1,286)	(1,111)

Total stockholders’ equity	149,833	85,528

Total liabilities and stockholders’ equity	$308,079	$288,154

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Base revenue	$376,629	$335,880	$286,080
Fuel surcharge revenue	63,074	27,225	12,583

Total revenue	439,703	363,105	298,663
Operating expenses and costs:
Salaries, wages and employee benefits	143,164	125,953	109,616
Fuel and fuel taxes	121,026	81,722	58,740
Depreciation and amortization	41,890	35,871	30,611
Insurance and claims	26,172	26,224	18,390
Purchased transportation	24,710	28,317	24,183
Operations and maintenance	21,178	24,736	26,518
Operating taxes and licenses	6,224	5,653	4,682
Communications and utilities	3,220	3,039	2,967
(Gain) loss on disposal of assets	(1,144)	(1,040)	(743)
Other	19,766	14,831	12,849

Total operating expenses and costs	406,206	345,306	287,813

Operating income	33,497	17,799	10,850
Other expenses (income):
Interest expense	4,829	3,539	2,557
Other, net	(19)	33	65

Total other expenses, net	4,810	3,572	2,622

Income before income taxes	28,687	14,227	8,228
Income tax expense:
Current	6,791	3,834	4,735
Deferred	6,328	2,961	138

Total income tax expense	13,119	6,795	4,873

Net income	$15,568	$7,432	$3,355

Net income per share:
Basic earnings per share	$1.55	$0.80	$0.36

Diluted earnings per share	$1.51	$0.79	$0.36

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	(in thousands)				Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Unearned Compensation	Total
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Par Value
Balance at January 1, 2003	9,325	$93	$11,410	$62,624	$(35)	$—	$—	$74,092
Exercise of stock options	8	—	30	—	—	—	—	30
Sale of 6 shares of treasury stock to employee stock purchase plan	—	—	18	—	33	—	—	51
Net Income for 2003	—	—	—	3,355	—	—	—	3,355
Change in fair value of interest rate swap, net of taxes of $20	—	—	—	—	—	(32)	—	(32)

Total comprehensive income	—	—	—	—	—	—	—	3,323

Balance at December 31, 2003	9,333	$93	$11,458	$65,979	$(2)	$(32)	$—	$77,496

Exercise of stock option	9	—	49	—	—	—	—	49
Purchase of 8 shares of Common Stock into treasury	—	—	—	—	(93)	—	—	(93)
Sale of 1 share of treasury stock to employee stock purchase plan	—	—	3	—	11	—	—	14
Contribution of shares for restricted stock award	—	—	1,163	—	(1,163)	—	—	—
Restricted stock award grant	—	—	—	—	1,163	—	(1,163)	—
Adjustments to unearned compensation	—	—	538	—	—	—	(538)	—
Amortization of unearned compensation	—	—	—	—	—	—	590	590
Net income for 2004	—	—	—	7,432	—	—	—	7,432
Change in fair value of interest rate swap, net of taxes of ($26)	—	—	—	—	—	40	—	40

Total comprehensive income								7,472

Balance at December 31, 2004	9,342	$93	$13,211	$73,411	$(84)	$8	$(1,111)	$85,528

Exercise of stock options	73	1	522	—	—	—	—	523
Tax benefit of stock options	—	—	24	—	—	—	—	24
Issuance of Common Stock	2,000	20	47,307	—	—	—	—	47,327
Stock option expense	—	—	9	—	—	—	—	9
Purchase of 3 shares of Common Stock into treasury	—	—	—	—	(53)	—	—	(53)
Sale of 6 shares of treasury stock to employee stock purchase plan	—	—	66	—	77	—	—	143
Restricted stock forfeiture	—	—	—	—	(500)	—	271	(229)
Restricted stock award grant	—	—	53	—	500	—	553	—
Adjustment to unearned compensation	—	—	894	—	—	—	(894)	—
Amortization of unearned compensation	—	—	—	—	—	—	1,001	1,001
Net income for 2005	—	—	—	15,568	—	—	—	15,568
Change in fair value of interest rate swap, net of taxes of ($5)	—	—	—	—	—	(8)	—	(8)

Total comprehensive income								15,560

Balance at December 31, 2005	11,415	$114	$62,086	$88,979	$(60)	$—	$(1,286)	$149,833

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$15,568	$7,432	$3,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,890	35,871	30,611
Provision for doubtful accounts	(43)	(129)	173
Deferred income taxes	6,328	2,961	138
Stock based compensation	772	590	—
Tax benefit from restricted stock	24	—	—
Expense from accelerated vesting of stock options	9	—	—
Gain loss on disposal of property and equipment	(1,144)	(1,040)	(743)
Changes in operating assets and liabilities:
Accounts receivable	(5,189)	(10,041)	(8,533)
Inventories, prepaid expenses and other current assets	566	(1,190)	(1,259)
Bank drafts payable, trade accounts payable and accrued expenses	(535)	2,999	11,179
Insurance and claims accruals	(827)	565	1,944)

Net cash provided by operating activities	57,419	38,018	36,865

Investing activities
Purchases of property and equipment	(59,277)	(77,937)	(34,537)
Proceeds from sale of property and equipment	27,344	24,180	11,117
Change in other assets	(13)	61	(7)

Net cash used in investing activities	(31,946)	(53,696)	(23,427)

Financing activities
Borrowings under long-term debt	186,226	195,640	88,270
Principal payments on long-term debt	(236,200)	(165,581)	(79,700)
Principal payments on capitalized lease obligations	(24,688)	(13,470)	(22,004)
Principal payments on note payable	(3,727)	(1,015)	—
Net increase in bank overdrafts	4,781	—	—
Payments to repurchase common stock	(53)	(93)	—
Proceeds from issuance of Common Stock	47,327	—	—
Proceeds from sale of treasury stock	143	14	51
Proceeds from the exercise of stock options	523	49	30

Net cash provided by (used in) financing activities	(25,668)	15,544	(13,353)

(Decrease) increase in cash and cash equivalents	(195)	(134)	85
Cash and cash equivalents:
Beginning of period	1,189	1,323	1,238

End of period	$994	$1,189	$1,323

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,295	$3,193	$2,642
Income taxes	6,420	4,948	2,858
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for leases on revenue equipment	24,593	35,622	29,986
Liability incurred for note payable	2,586	4,099	—

See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and significant intercompany transactions have been eliminated in consolidation. The Company has no investments in or contractual obligations with variable interest entities.

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

        Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2005, 2004 and 2003, the Company’s top ten customers comprised 37%, 39% and 39% of total revenue, respectively. During the three year period ended December 31, 2005, no single customer represented more than 10% of total revenue. Other accounts receivable consists primarily of proceeds from the sale of revenue equipment.

        The following table provides a summary of the activity in the allowance for doubtful accounts for 2005, 2004 and 2003:

	(in thousands)
	2005	2004	2003
Balance at beginning of year	$166	$330	$269
Amounts charged to expense	(43)	(130)	173
Uncollectible accounts written off, net of recovery	(19)	(34)	$(112)
Balance at end of year	$104	166	330

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

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     Summary of Significant Accounting Policies (continued)

Property and Equipment

        Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight–line method using the following estimated useful lives: structures – 5 to 39.5 years; revenue equipment – 3 to 10 years; and service, office and other equipment – 3 to 20 years. Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

Claims Liabilities

        The Company is self-insured up to certain limits for bodily injury, property damage, workers’ compensation, cargo loss and damage claims and medical benefits. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported.

        Effective October 1, 2005, the Company’s self-insurance retention levels are $.5 million for workers’ compensation claims per occurrence, $.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered lives. The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters. The Company maintains insurance above the amounts for which it self-insures, to certain limits, with licensed insurance carriers. The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements, and the Company believes this coverage is sufficient to protect against material loss.

        The Company records claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates or historical claims experience. The current portion reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates of ultimate payment amounts and the determinations of the current portion of each claim the Company relies on past experience with similar claims, negative or positive developments in the case and similar factors. The Company re-evaluates these estimates and determinations each reporting period based on developments that occur and new information that becomes available during the reporting period.

Revenue Recognition

        The total revenue that the Company records upon dispatch and related direct expenses are recognized in one or more reporting periods based on the estimated percentage of the delivery service that has been completed at the end of the reporting period.

Interest

        The Company capitalizes interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was $0.2 million and $0.03 million in 2005 and 2004, respectively. We did not capitalize interest in 2003. Interest expense was $4.8 million, $3.5 million and $2.6 million in 2005, 2004 and 2003, respectively.

Stock Based Compensation

        Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

        Since the Company has adopted the disclosure-only provisions of SFAS No. 123, no compensation cost has been recognized for the stock option plans other than the amortization of the unearned compensation related to the restricted stock awards and expense related to the acceleration of the vesting of certain options in 2005. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s pro forma net income would have been as follows:

(in thousands, except per share amounts)

	2005	2004	2003
Net income, as reported	$15,568	$7,432	$3,355
Stock based compensation expense included in the Consolidated Statements of Income, net of tax	475	365	—
Pro forma expense for all awards, net of tax	(764)	(549)	(70)

Pro forma net income	$15,279	$7,248	$3,285

Basic earnings per share, as reported	$1.55	$0.80	$0.36

Pro forma basics earnings per share	$1.52	$0.78	$0.35

Diluted earnings per share, as reported	$1.51	$0.79	$0.36

Pro forma diluted earnings per share	$1.48	$0.77	$0.35

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

Segment Reporting

        The Company conducts its operations through three operating divisions which are aggregated for financial reporting purposes.

Reclassifications

        Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation.

New Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No.154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No.154 is not expected to have a material effect on the financial position, results of operations, and cash flows of the Company upon adoption, but would affect future changes in accounting principles.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for our nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 is not expected to have a material impact upon our financial statements or related disclosures.

        On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon the fair value at grant date. Such grant date fair values are generally recognized over the vesting period of options or other share-based awards that are not fully vested at the time of grant. SFAS No. 123R is effective for the Company on January 1, 2006.

        The Company will adopt SFAS No. 123R using the modified-prospective-transition method. Under this method, the Company will be required to recognize compensation cost for share-based payments to the Company’s employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123R is adopted will be based on the same estimate of the grant-date fair value used previously under SFAS No. 123 for pro forma disclosure purposes. For those awards that are granted, modified or settled after SFAS No. 123R is adopted, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of SFAS No. 123R. For periods prior to adoption, the financial statements will remain unchanged. Accordingly, pro forma disclosures will not be necessary for periods after the adoption of the new standard.

        Based on the options currently outstanding, the estimated impact of SFAS No. 123R, after the adoption date, will be a recognition of approximately $0.6 million in pre-tax stock compensation expense during 2006.

2. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following:

	(in thousands)
	December 31,
	2005	2004
Prepaid licenses and taxes	$2,473	$2,059
Prepaid insurance	1,954	3,110
Other	1,192	1,207

Total prepaid expenses and other current assets	$5,619	$6,376

3. Accrued Expenses

        Accrued expenses consist of the following:

	(in thousands)
	December 31,
	2005	2004
Salaries, wages, bonuses and employee benefits	$4,863	$3,277
Income tax payable	—	—
Other (1)	5,662	5,406

Total accrued expenses	$10,525	$8,683

(1)	As of December 31, 2005 and 2004 no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

4. Derivative Financial Instruments

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

        The Company designated the $10.0 million interest rate swap as a cash flow hedge of its exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. The fair value of the swap agreement was a receivable of approximately $14,000 at December 31, 2004.

        The Company recorded no gain or loss for the years ended December 31, 2005, 2004 and 2003 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge.

5. Note Payable

        At December 31, 2005, the Company had an unsecured note payable of $1.9 million that matures on September 1, 2006 and bears interest at 4.4%. At December 31, 2004, the Company had an unsecured note payable of $3.1 million that matured on September 1, 2005 bearing interest at 2.5%. Both of these notes payable were used to finance a portion of our annual insurance premiums at a favorable fixed rate of interest.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Long-term Debt

        Long-term debt consists of the following:

	(in thousands)
	December 31,
	2005	2004
Revolving credit agreement (1)	$13,569	$63,543
Capitalized lease obligations (2)	73,720	73,815

	87,289	137,358
Less current maturities	19,700	22,244

Long-term debt, less current maturities	$67,589	$115,114

(1)	The Company’s revolving credit agreement (the “Senior Credit Facility”), as amended provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be further reduced by a borrowing base limit as defined in the agreement. At December 31, 2005, the Company had approximately $84.7 million available under the Senior Credit Facility. The Senior Credit Facility matures on September 1, 2010. The Senior Credit Facility can also be increased to $175.0 million at the Company’s option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Senior Credit Facility bears variable interest based on the agent bank’ss prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company’ss attainment of certain financial ratios. The effective interest rate on the Company’ss borrowings under the Senior Credit Facility for the year ending December 31, 2005 was 4.9% and the rate at December 31, 2005 was 6.5%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on the Company’ss attainment of certain financial ratios. At December 31, 2005, the rate was 0.2% per annum. The Senior Credit Facility is collateralized by accounts receivable and certain revenue equipment. The Company had outstanding letters of credit of approximately $1.7 million at December 31, 2005. The Senior Credit Facility requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $124.2 million at December 31, 2005. The Company was in compliance with these covenants at December 31, 2005.The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Senior Credit Facility approximates its fair value.

(2)	The Company’ss capitalized lease obligations extend through February 2009 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 2.4% to 4.9% at December 31, 2005. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

7. Leases and Commitments

        At December 31, 2005, the future minimum payments under capitalized leases with initial terms of one year or more were $22.0 million for 2006, $28.9 million for 2007, $20.9 million for 2008 and $6.4 million for 2009. The present value of net minimum lease payments was $73.7 million, which includes the current portion of the capital leases of $19.7 million and excludes amounts representing interest of $4.5 million.

        At December 31, 2005, property and equipment included capitalized leases, which had capitalized costs of $99.0 million, accumulated amortization of $26.0 million and a net book value of $73.0 million. At December 31, 2004, property and equipment included capitalized leases, which had capitalized costs of $95.2 million, accumulated amortization of $22.0 million and a net book value of $73.2 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $16.4 million, $11.9 million and $9.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        The Company leased certain revenue equipment under operating leases with terms from three to five years. Rent expense under these obligations was $0.1 million for the year ended December 31, 2003. There was no rent expense in 2004 or 2005.

        Commitments to purchase revenue equipment (including capital leases) and other fixed assets, which are cancelable by the Company upon advance notice, aggregated approximately $115.7 million at December 31, 2005.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Federal and State Income Taxes

        Significant components of the Company’s deferred tax liabilities and assets are as follows:

(in thousands)

	December 31,
	2005	2004
Current deferred tax assets:
Revenue recognition	$299	$218
Accrued expenses not deductible until paid	3,870	4,555
Restricted stock award plan	169	231
Allowance for doubtful accounts	41	65

Total current deferred tax assets	4,379	5,069
Current deferred tax liabilities:
Prepaid expenses deductible when paid	(2,050)	(2,041)

Total current deferred tax liability	(2,050)	(2,041)

Net current deferred tax assets	$2,329	$2,668

Noncurrent deferred tax assets:
Capitalized leases	$208	$153
State tax credits	114	45
Unrecognized (gain) loss on derivative financial instrument	—	(6)
Non-compete agreement	199	222

Total noncurrent deferred tax assets	521	414

Noncurrent deferred tax liabilities:
Tax over book depreciation	(34,123)	(28,036)
Other	(18)	(14)

Total noncurrent deferred tax liabilities	(34,141)	(28,050)

Net deferred tax liabilities	$(33,620)	$(27,636)

        As of December 31, 2005, the Company has approximately $0.6 million in state net operating loss carry-forwards that expire between April 15, 2006 and April 15, 2010.

        Significant components of the provision for income taxes are as follows:

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$5,678	$3,132	$3,817
State	1,113	702	918

Total current	6,791	3,834	4,735

Deferred:
Federal	5,304	2,482	122
State	1,024	479	16

Total deferred	6,328	2,961	138

Total income tax expense	$13,119	$6,795	$4,873

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Federal and State Income Taxes (continued)

        A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Income tax at statutory federal rate	$10,040	$4,979	$2,797
Federal income tax effects of:
State income taxes	(748)	(414)	(317)
Nondeductible expenses	1,753	1,521	1,496
Other	(63)	(472)	(37)

Federal income taxes	10,982	5,614	3,939
State income taxes	2,137	1,181	934

Total income tax expense	$13,119	$6,795	$4,873

Effective tax rate	45.7%	47.8%	59.2%

        The effective rates varied from the statutory federal tax rate of 35.0% in 2005 and 2004 and 34.0% in 2003, primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Due to the nondeductible portion of per diem pay to drivers, the Company’ss effective tax rate will exceed the statutory rate.

9. Employee Benefit Plans

        The Company sponsors the USA Truck, Inc. Employees’s Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all employees. Employees can contribute 100% of their compensation, subject to statutory limits, with the Company matching 50.0% of the first 4.0% of compensation contributed by each employee. Employees’s rights to employer contributions vest after three years from their date of employment. Company matching contributions to the plan were approximately $0.7 million, $0.6 million and $0.8 million for 2005, 2004 and 2003, respectively.

10. Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net Income	$15,568	$7,432	$3,355
Denominator:
Denominator for basic earnings per share - weighted average shares	10,034	9,268	9,327
Effect of dilutive securities:
Restricted stock award plan	80	66	—
Employee stock options	214	64	43

	294	130	43

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	10,328	9,398	9,370

Basic earnings per share	$1.55	$0.80	$0.36

Diluted earnings per share	$1.51	$0.79	$0.36

Anti-dilutive employee stock options	—	—	63

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock Transactions

Repurchase of Equity Securities

        On October 21, 2004, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s outstanding Common Stock over a three-year period ending October 19, 2007, dependent upon market conditions. The Company may make Common Stock purchases under this program from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President. The Company may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors. The Board of Directors previously authorized the repurchase of up to 500,000 shares of the Company’s Common Stock during the three-year period from October 17, 2001 to October 16, 2004, which program was publicly announced prior to the beginning of that period. During 2005, the Company purchased 2,500 shares of Common Stock for approximately $53,000 and in 2004, purchased 7,500 shares of Common Stock for approximately $93,000.

Equity Compensation Plan Information

        The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 925,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine (9) years, commencing with the annual meeting of stockholders in 2005 and ending with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan shall automatically be increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this plan for less than the fair market value of the Common Stock at the date of the grant. Although the exercise period is determined when options are granted, no option will be exercised later than 10 years after it is granted. These grants generally vest ratably over five years.

        A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 follows:

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding-beginning of year	462,100	$10.34	178,700	$7.95	205,500	$7.77
Granted	81,500	21.83	308,000	11.64	3,000	7.52
Exercised	(74,000)	7.29	(8,900)	5.44	(10,700)	5.44
Cancelled	(21,500)	11.96	(15,700)	11.31	(19,100)	7.65
Expired	—	—	—	—	—	—

Outstanding-end of year	448,100	$12.86	462,100	$10.34	178,800	$7.95

Exercisable at end of year	128,800	$9.55	122,200	$6.64	70,600	$5.52

        Exercise prices for options outstanding as of December 31, 2005 ranged from $5.44 to $22.54. The options fall into three distinct ranges, from $5.44 to $7.52, from $11.47 to $13.31 and from $16.08 to $22.54. The number of options outstanding in the range from $5.44 to $7.52 is 50,600, with a weighted-average exercise price of $5.68 and a weighted-average remaining contractual life of 1.80 years. The number of options outstanding in the range from $11.47 to $13.31 is 317,500, with a weighted-average exercise price of $11.74 and a weighted-average remaining contractual life of 4.74 years. The number of options outstanding in the range from $16.08 to $22.54 is 80,000, with a weighted-average exercise price of $21.41 and a weighted-average remaining contractual life of 7.25 years. The weighted-average grant date fair values of options granted during 2005, 2004 and 2003, determined in accordance with FAS 123, were $8.19, $3.42 and $3.56, respectively. The weighted-average remaining contractual life of these options is 7.25 years.

        In 2005, 2004 and 2003, 71,000, 8,900 and 5,500 options, respectively, were exercised for cash. In 2005 and 2003, additional options of 3,000 and 5,200, respectively, were exercised by the exchange of 674 and 3,062 shares of stock, respectively (with a market value equal to the exercise price of the options). The exchanged shares were then canceled. There were no options exercised by exchange of shares of stock in 2004.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the outstanding stock options:

	December 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	0.286% to 0.310%	0.258% to 0.261%	0.517%
Risk-free interest rate	3.3% to 4.7%	2.5% to 4.4%	2.6%
Expected lives	2 to 9 years	3 to 7 years	3 to 5 Years

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock Transactions (continued)

Restricted Stock Award Plan

        On August 22, 2003, the Company’s Board of Directors approved the adoption of the USA Truck, Inc. 2003 Restricted Stock Award Plan, under which the Company may issue up to 150,000 shares of Common Stock as awards of restricted stock to officers of the Company. Awards under the Plan vest over a period of not less than five years. Vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors. The shares of restricted stock are nontransferable prior to vesting. Shares issued as restricted stock awards under the Plan will consist solely of shares of Common Stock contributed to the Company by its Chief Executive Officer. No previously unissued shares will be issued under the Plan. Upon the forfeiture of any shares of Common Stock subject to an outstanding award, pursuant to the terms and provisions of the Plan, such shares shall automatically be forfeited and returned to the Company. Any such shares that are forfeited shall be available for issuance as new awards. Any shares not subject to outstanding awards when the Plan terminates, and any shares forfeited after the Plan terminates, will be returned to the Chief Executive Officer.

        Both the Plan and the awards made under the Plan on August 22, 2003, covering a total of 100,000 shares of restricted stock, were approved by the Company’s shareholders at the 2004 annual meeting.

        The fair market value of the 100,000 shares of Common Stock subject to the awards will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. During 2005 approximately $0.8 million was recorded as unearned compensation expense. The amount of unearned compensation expense is adjusted on a quarterly basis based on changes in the market value of the Company’s Common Stock and any changes in the expectation of meeting the performance criteria. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. The award of 100,000 shares was recorded by the Company as contributed paid-in capital and unearned compensation based on the fair market value of the Company’s Common Stock at the date of shareholder approval.

        On October 11, 2005, 20,000 shares of restricted stock were forfeited by a plan participant. This forfeiture resulted in a reduction to unearned compensation expense of $0.3 million. On November 22, 2005, awards of 10,000 shares of restricted stock each were issued to two new participants resulting in additional unearned compensation expense of $0.6 million.

Stock Offering

        In August 2005, the Company completed a stock offering of 2.0 million shares of common stock which generated net proceeds to the Company of approximately $47.3 million. The proceeds from the stock offering were used to retire long-term debt.

12. Fair Value of Financial Instruments

        At December 31, 2005 and 2004, the amount reported in the Company’s balance sheets for its Senior Credit Facility approximated its fair value.

        The fair value of the Company’s interest rate swap that expired on March 27, 2005 totaled $14,000 at December 31, 2004.

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

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Quarterly Results of Operations (Unaudited)

        The tables below present quarterly financial information for 2005 and 2004:

(in thousands, except per share amounts)

	2005 Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$101,043	$107,412	$113,155	$118,092
Operating expenses and costs	94,454	97,995	104,312	109,444

Operating income	6,589	9,417	8,843	8,648
Other expenses, net	1,292	1,433	1,226	859

Income before income taxes	5,297	7,984	7,617	7,789
Income tax expense	2,563	3,649	3,396	3,511

Net income	$2,734	$4,335	$4,221	$4,278

Average shares outstanding (basic)	9,251	9,280	10,270	11,313

Basic earnings per share	$0.30	$0.47	$0.41	$0.38

Average shares outstanding (diluted)	9,538	9,563	10,590	11,611

Diluted earnings per share	$0.29	$0.45	$0.40	$0.37

	2004 Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$83,603	$91,634	$92,368	$95,500
Operating expenses and costs	80,590	87,928	87,324	89,465

Operating income	3,013	3,706	5,044	6,035
Other expenses, net	706	792	954	1,119

Income before income taxes	2,307	2,914	4,090	4,916
Income tax expense	1,310	1,575	2,041	1,869

Net income	$997	$1,339	$2,049	$3,047

Average shares outstanding (basic)	9,333	9,274	9,237	9,236

Basic earnings per share	$0.11	$0.14	$0.22	$0.33

Average shares outstanding (diluted)	9,384	9,389	9,396	9,433

Diluted earnings per share	$0.11	$0.14	$0.22	$0.32

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosure matters during any period covered by the financial statements filed herein or any period subsequent thereto.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the CEO and the CFO, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. As stated below, Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their accompanying report.

Attestation Report of the Registered Public Accounting Firm

REPORT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that USA Truck, Inc., maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). USA Truck’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that USA Truck, Inc., maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, USA Truck, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of USA Truck, Inc., and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Tulsa, Oklahoma
February 24, 2006

Item 9B. OTHER INFORMATION

         There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2005.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The sections entitled “Additional Information Regarding the Board of Directors—Biographical Information”, “Executive Officers”, “Section 16(a) Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee,” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 3, 2006, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

        The section entitled “Executive Compensation” in our proxy statement for the annual meeting of stockholders to be held on May 3, 2006, sets forth certain information with respect to the compensation of management and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 3, 2006 sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” which sets forth certain information with respect to our equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled “Certain Transactions” in our proxy statement for the annual meeting of stockholders to be held on May 3, 2006 sets forth certain information with respect to relations of and transactions by management and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 3, 2006, sets forth certain information with respect to the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years and with respect to our audit committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial statements.

The following financial statements of the Company are included in Part II, Item 8 of this report:

Page

Consolidated Balance Sheets as of December 31, 2005 and 2004	27

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	28

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	29

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	30

Notes to Consolidated Financial Statements	31

2.      Schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

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

Management Compensatory Plans:

•	Employee Stock Option Plan (Exhibit 10.1)

•	Executive Profit-Sharing Incentive Plan (Exhibit 10.2)

•	1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.3)

•	2003 Restricted Stock Award Plan (Exhibit 10.4)

•	Form of Restricted Stock Award Agreement (Exhibit 10.5)

•	USA Truck, Inc. 2004 Equity Incentive Plan (Exhibit 10.6)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

USA TRUCK, INC. (Registrant)

By:	/s/ ROBERT M. POWELL	By:	/s/ JERRY D. ORLER

	Robert M. Powell		Jerry D. Orler
	Chairman and Chief Executive Officer		President

Date: March 3, 2006		Date: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. POWELL Robert M. Powell	Chairman, Chief Executive Officer and Director	March 3, 2006

/s/ JERRY D. ORLER Jerry D. Orler	President and Director	March 3, 2006

/s/ CLIFTON R. BECKHAM Clifton R. Beckham	Senior Vice President – Finance and Chief Financial Officer (principal financial and accounting officer)	March 3, 2006

/s/ JAMES B. SPEED James B. Speed	Director	March 3, 2006

/s/ TERRY A. ELLIOTT Terry A. Elliott	Director	March 3, 2006

/s/ WILLIAM H. HANNA Jim L. Hanna	Director	March 3, 2006

/s/ RICHARD B. BEAUCHAMP Richard B. Beauchamp	Director	March 3, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit
2.01	Asset Purchase Agreement dated as of October 31, 1999 between the Company, as buyer, and CARCO Carrier Corporation doing business as CCC Express, Inc., as seller, and CARCO Capital Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on November 15, 1999).

3.01	Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

3.02	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).

3.03	Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

3.04	Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on June 2, 1997[the “Form 8-A/A”]).

3.05	Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).

4.01	Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.02	Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.03	Amended and Restated Senior Credit Facility dated September 1, 2005, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank and Regions Bank collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 8, 2005).

10.1*	Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.6 to the Form S-1), terminated in 2002, except with respect to outstanding options.

Exhibit Number	Exhibit
10.2*	Executive Profit-Sharing Incentive Plan for executive officers of the Company (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004).

10.3*	1997 Nonqualified Stock Option Plan for Nonemployee Directors of the Company (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-20721, filed with the Securities and Exchange Commission on January 30, 1997).

10.4*	Amended and Restated Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 2002).

10.5*	2003 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.6*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

21	The Company has no significant subsidiaries.

23**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Finanical Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Compensatory Plan
**	Filed herewith