Form 10-Q
period 2006-03-31
USA TRUCK INC
filed 2006-04-28
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended).     Yes  ☐     No  ☒

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of April 24, 2006 is 11,446,922.

USA TRUCK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USA TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	December 31, 2005[1]
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,627	$994
Accounts receivable:
Trade, less allowances of $94 in 2006 and $104 in 2005	43,113	45,105
Other	7,526	6,106
Inventories	647	638
Deferred income taxes	863	2,329
Prepaid expenses	7,731	5,619

Total current assets	62,507	60,791
Property and equipment:
Land and structures	30,698	30,320
Revenue equipment	299,324	284,138
Service, office and other equipment	17,635	17,825

	347,657	332,283
Accumulated depreciation and amortization	(86,248)	(85,161)

	261,409	247,122
Other assets	163	166

Total assets	$324,079	$308,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank drafts payable	$9,455	$7,416
Trade accounts payable	15,736	6,253
Current portion of insurance and claims accruals	6,110	7,779
Accrued expenses	10,459	10,525
Current maturities of long-term debt and capital leases	22,465	19,700
Note payable	1,302	1,943

Total current liabilities	65,527	53,616

Long-term debt and capital leases, less current maturities	67,662	67,589
Deferred income taxes	34,557	33,620
Insurance and claims accruals, less current portion	2,529	3,421
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 16,000 shares authorized; issued 11,444 shares in 2006 and 11,415 shares in 2005	114	114
Additional paid-in capital	61,297	62,086
Retained earnings	92,427	88,979
Less treasury stock, at cost (2 shares in 2006 and 3 shares in 2005)	(34)	(60)
Unearned compensation	—	(1,286)

Total stockholders’ equity	153,804	149,833

Total liabilities and stockholders’ equity	$324,079	$308,079

[1]	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue:
Base revenue	$96,816	$90,441
Fuel surcharge revenue	17,392	10,602

Total revenue	114,208	101,043
Operating expenses and costs:
Salaries, wages and employee benefits	37,684	34,426
Fuel and fuel taxes	32,260	25,720
Depreciation and amortization	11,216	9,914
Purchased transportation	6,655	6,469
Insurance and claims	6,368	5,829
Operations and maintenance	5,316	5,500
Operating taxes and licenses	1,635	1,489
Communications and utilities	834	754
Gain on disposal of revenue equipment, net	(113)	(362)
Other	5,134	4,715

Total operating expenses and costs	106,989	94,454

Operating income	7,219	6,589
Other expenses (income):
Interest expense	929	1,301
Other, net	(62)	(9)

Total other expenses, net	867	1,292

Income before income taxes	6,352	5,297
Income tax expense	2,904	2,563

Net income	$3,448	$2,734

Per share information:
Average shares outstanding (Basic)	11,349	9,251

Basic earnings per share	$0.30	$0.30

Average shares outstanding (Diluted)	11,643	9,538

Diluted earnings per share	$0.30	$0.29

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock
			Additional
		Par	Paid-In	Retained	Treasury	Unearned
	Shares	Value	Capital	Earnings	Stock	Compensation	Total

Balance at December 31, 2005	11,415	$114	$62,086	$88,979	$(60)	$(1,286)	$149,833
Exercise of stock options	29	—	252	—	—	—	252
Tax benefit on exercise of stock options	—	—	40	—	—	—	40
Sale of 1 share of treasury stock to Employee Stock Purchase Plan	—	—	17	—	26	—	43
Stock-based compensation	—	—	188	—	—	—	188
Elimination of unearned compensation	—	—	(1,286)	—	—	1,286	—
Net Income for 2006	—	—	—	3,448	—	—	3,448

Balance at March 31, 2006	11,444	$114	$61,297	$92,427	$(34)	$—	$153,804

See notes to consolidated financial statements.

USA TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITIED)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net income	$3,448	$2,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,216	9,914
Provision for doubtful accounts	—	27
Deferred income taxes	2,403	1,579
Excess tax benefit from exercise of stock options	(40)	24
Stock-based compensation	188	171
Gain on disposal of property and equipment	(113)	(362)
Changes in operating assets and liabilities:
Accounts receivable	572	(2,499)
Inventories, prepaid expenses and other current assets	(2,121)	(1,800)
Bank drafts payable, trade accounts payable and accrued expenses	9,732	1,468
Insurance and claims accruals	(2,561)	449

Net cash provided by operating activities	22,724	11,705

Investing activities
Purchases of property and equipment	(34,955)	(21,703)
Proceeds from sale of property and equipment	9,565	5,828
Change in other assets	3	—

Net cash used in investing activities	(25,387)	(15,875)

Financing activities
Borrowings under long-term debt	52,617	53,707
Principal payments on long-term debt	(43,627)	(43,033)
Net increase in bank overdrafts	1,764	—
Proceeds from stock options	252	77
Excess tax benefit from exercise of stock options	40	—
Principal payments on capitalized lease obligations	(6,152)	(4,914)
Principal payments on note payable	(641)	(1,021)
Proceeds from sale of treasury stock	43	26

Net cash provided by financing activities	4,296	4,842

Increase in cash and cash equivalents	1,633	672
Cash and cash equivalents:
Beginning of period	994	1,189

End of period	$2,627	$1,861

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$866	$1,184
Income taxes	168	116

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

        By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an industry-standard baseline price per gallon. Base revenue in the consolidated statements of income represents revenue excluding this fuel surcharge revenue.

NOTE B - STOCK-BASED COMPENSATION

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

        The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 925,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan shall automatically be increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this plan for less than the fair market value of the Common Stock at the date of the grant. Although the exercise period is determined when options are granted, no option will be exercised later than 10 years after it is granted. These grants generally vest ratably over five years.

        Prior to January 1, 2006, we accounted for our incentive and nonqualified stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equaled the market price of the underlying stock on the grant date, no compensation expense was recorded. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation cost for our incentive and nonqualified stock options was recognized in the Consolidated Statements of Income for the three months ended March 31, 2005. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated. Compensation cost recognized in the first three months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three months ended March 31, 2006, we recognized approximately $85,000 in compensation expense related to our incentive and non-qualified stock option plans.

        The 2003 Restricted Stock Award Plan allows the Company to issue up to 150,000 shares of Common Stock as awards of restricted stock to officers of the Company, 100,000 shares of which were awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. Prior to the adoption of SFAS 123(R) on January 1, 2006, we recorded any unamortized compensation related to the restricted stock options as unearned compensation in equity. At December 31, 2005, we had $1.3 million in unearned compensation and this $1.3 million has been eliminated against Additional Paid-In Capital in compliance with SFAS 123(R). Also, prior to the adoption of SFAS 123(R) on January 1, 2006, we adjusted the amount of compensation expense each quarter based on changes in the market value of our Common Stock. Upon adoption of SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. The amount recognized is amortized over the vesting period. As a result of these changes, and because we were amortizing fewer shares under our Restricted Stock Award Plan in the first quarter of 2006 as compared to the first quarter of 2005, the stock-based compensation that we recognized related to our restricted stock awards decreased from $0.2 million for three months ended March 31, 2005 to $0.1 million for three months ended March 31, 2006.

        Because the decrease in the amount of stock-based compensation expense related to our Restricted Stock Award Plan substantially offset the stock-based compensation that we recognized related to our stock option plans, the adoption of SFAS 123(R) increased our stock-based compensation by only $0.02 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The adoption of SFAS 123(R) had no effect on our basic and diluted earnings per share for the quarter ended March 31, 2006.

        Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $40,000 of excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

        The following assumptions were used to value the outstanding stock options:

	Three Months Ended
	March 31,

	2006	2005

Dividend yield	0%	0%
Expected volatility	46.9%	28.6%
Risk-free interest rates	4.46%	3.52%
Expected lives	3 — 7 years	2 — 5 years

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans in the period presented. For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant and amortized to expense over the options’ vesting periods.

(in thousands, except per share amounts)

Three Months Ended
March 31,

2005
Net income, as reported	$2,734

Stock-based compensation expense included in the Consolidated Statements of Income, net of tax	$103

Stock-based compensation expense determined under fair value based methods for all awards, net of tax	(166)

Pro forma net income	$2,671

Basic earnings per share, as reported	$0.30

Pro forma basics earnings per share	$0.29

Diluted earnings per share, as reported	$0.29

Pro forma diluted earnings per share	$0.28

NOTE C - SEGMENT REPORTING

        We conduct our operations through three operating divisions, which are aggregated into one segment for financial reporting purposes.

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 has not and is not expected to have a material impact upon our financial position, results of operations and cash flows since its adoption, but will affect future changes in accounting principles.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for our nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 has not and is not expected to have a material impact upon our financial statements or related disclosures since its adoption.

NOTE E – ACCRUED EXPENSES

         Accrued expenses consist of the following:

	(in thousands)
	March 31,	December 31,
	2006	2005
Salaries, wages, bonuses and employee benefits	$4,207	$4,863
Purchased transportation payable	1,323	1,032
Taxes payable	2,504	2,076
Other (1)	2,425	2,554

Total accrued expenses	$10,459	$10,525

(1)	As of March 31, 2006 and December 31, 2005, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

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

         On March 27, 2003, we entered into an interest rate swap agreement with a notional amount of $10.0 million. We designated the $10.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the “3-month” LIBOR. This interest rate swap agreement expired on March 27, 2005.

         We recorded no gain or loss for the quarters ended March 31, 2006 and 2005 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge.

NOTE G –COMPREHENSIVE INCOME

        Comprehensive income was comprised of net income plus the market value adjustment on our interest rate swap that expired on March 27, 2005, which was designated as a cash flow hedge. Comprehensive income consisted of the following components:

	(in thousands)
	Three Months Ended
	March 31,

	2006	2005
Net income	$3,448	$2,734
Change in fair value of interest rate swap, net of income taxes	—	(8)

Total comprehensive income	$3,448	$2,726

NOTE H — NOTE PAYABLE

         At March 31, 2006 and December 31, 2005, we had an unsecured note payable of $1.3 million and $1.9 million, respectively, that matures on September 1, 2006 and bears interest at an annual rate of 4.4%. This note payable is used to finance a portion of our annual insurance premiums.

NOTE I — LONG-TERM DEBT

        Long-term debt consists of the following:

	(in thousands)
	March 31,	December 31,
	2006	2005
Revolving credit agreement (1)	$22,559	$13,569
Capitalized lease obligations (2)	67,568	73,720

	90,127	87,289
Less current maturities	22,465	19,700

Long-term debt, less current maturities	$67,662	$67,589

(1)	Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be further reduced by a borrowing base limit as defined in the Facility. At March 31, 2006, we had approximately $75.7 million available under the Facility. The Facility matures on September 1, 2010. The Facility can also be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at March 31, 2006 was 6.3%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At March 31, 2006, the rate was 0.2% per annum. The Facility is collateralized by accounts receivable and certain revenue equipment. We had outstanding letters of credit of approximately $1.7 million at March 31, 2006. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $126.0 million at March 31, 2006. We were in compliance with these covenants at March 31, 2006. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value.

(2)	Our capitalized lease obligations extend through February 2009 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 2.4% to 4.9% at March 31, 2006. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

NOTE J – LEASES AND COMMITMENTS

         We routinely monitor our equipment acquisition needs and adjust our purchase schedule from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market.

         As of March 31, 2006, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $78.5 million for the remainder of 2006 and $3.1 million in 2007. We may cancel these commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date. In addition, we have purchase obligations of $0.5 million related to facility expansions contracted for the remainder of 2006.

NOTE K — INCOME TAXES

         During the quarters ended March 31, 2006 and 2005, our effective tax rates were 45.7% and 48.4%, respectively. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pretax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

NOTE L — EARNINGS PER SHARE

        Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

        The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2006	2005

Numerator:
Net Income	$3,448	$2,734

Denominator:
Denominator for basic earnings per share - weighted average shares	11,349	9,251
Effect of dilutive securities:
Restricted Stock Award Plan	75	93
Employee stock options	219	194

	294	287

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	11,643	9,538

Basic earnings per share	$0.30	$0.30

Diluted earnings per share	$0.30	$0.29

Anti-dilutive employee stock options	5	—

NOTE M — SALE OF COMMON STOCK

        In August 2005, the Company completed a stock offering of 2.0 million shares of common stock which generated net proceeds to the Company of approximately $47.3 million. The proceeds from the stock offering were used to retire long-term debt.

NOTE N - LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as increases in our base revenue, net income or earnings per share at the rates indicated in this report, or the success of our benchmarking program in controlling expenses and improving our operating margins. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of customers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” in Item 1A of that report, and updates, if any, to that information are included in Item 1A in Part II of this report.

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

Overview

        We operate in the for hire truckload segment of the trucking industry. Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery. We generally charge customers for these services on a per-mile basis. We have three operating divisions through which we provide these services, and we aggregate the financial data for those divisions into one segment for purposes of our public reporting. We refer to our three operating divisions as General Freight, Regional Freight and USA Logistics.

        General Freight. Our General Freight division provides truckload freight services as a medium-haul common carrier. In the truckload industry, companies whose average length of haul is more than 800 miles but less than 1,200 miles are often referred to as medium-haul carriers. The average length of haul for our general freight services has been within that range throughout our history. We have provided general freight services since our inception, and we derive the largest portion of our revenues from these services.

        Regional Freight. Our Regional Freight division provides truckload freight services that involve a length of haul of approximately 500 miles.Beginning in 2004, in order to aid in driver recruitment and retention and to participate in the largest market segment within the truckload market, we began to accept shipments that originate and terminate within a smaller geographic area. Currently, we conduct regional freight operations in the areas around our facilities located in Van Buren, Arkansas and Butler Township, Ohio.

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

•

Third party logistics. We provide a variety of freight handling services for our customers, including arranging for the transportation of freight. During 2006, we intend to direct more attention and resources toward our trucking operations and freight brokerage services.

•	Freight brokerage. We match a customer’s shipments with available equipment of other carriers, when it is not feasible to use our own equipment.

        We provide third party logistics and freight brokerage services as a complement to our truckload freight services. We provide these services primarily to our existing truckload freight customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a significant majority of our third party logistics and freight brokerage customers have also engaged us to provide truckload freight services.

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

       The most significant accounting policies and estimates that affect our financial statements include the following:

  Revenue recognition and related direct expenses based on relative transit time in each period. The total revenue that we record upon dispatch and related direct expenses are recognized in one or more reporting periods based on the estimated percentage of the delivery service, utilizing a bill-by-bill analysis, that has been completed at the end of the reporting period.

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

  Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. We record both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported. The current portion of the accrual reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates we rely on past experience with similar claims, negative or positive developments in the case and similar factors. We do not discount our claims liabilities.
  Allowance for doubtful accounts. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for estimated credit losses based upon our loss history, aging analysis and on-going risk assessment of specific customers. Such losses have been within our expectations. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

       We periodically reevaluate these policies as circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Executive Overview

        We are pleased to have posted our largest first quarter net income and diluted earnings per share in our public history, particularly in what was arguably the most difficult quarter that we have seen, in terms of freight demand, since 2003.

        Our net income grew 26.1% to $3.4 million and our diluted earnings per share increased 3.4% (despite 22.1% more shares outstanding as a result of our August 2005 stock offering) to $0.30. The improvements were driven by a slight improvement in the operating ratio and 7.0% growth in base revenue.

        Sluggish shipping volumes, particularly among our retail customers, and more unmanned tractors hampered miles per tractor per week, which decreased 8.4%. While we were able to grow our tractor fleet by 8.6% and our base revenue per mile by 4.3%, the empty mile factor increased by 0.9 percentage points to 9.6%. As freight demand decreases, the empty mile factor generally increases. Thus, the empty mile factor is a strong indicator of freight demand. We are also continuing to study the impact that the Department of Transportation’s October 1, 2005 Hours-of-Service rule change had on our miles per tractor per week. We believe the rule change is a step backward for the industry in terms of both safety and asset productivity.

        Results from our operating cost benchmarking initiatives were mixed during the quarter. Maintenance costs dropped significantly as did the impact of fuel (net of fuel surcharge revenue) on our margins. However, the costs of recruiting and retaining drivers increased and the effect of the lower miles per tractor per week prevented us from significantly improving our operating margin as our fixed costs represented a greater percentage of base revenue.

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

        We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Data regarding both total revenue, which includes the fuel surcharge, and base revenue, which excludes the fuel surcharge is included in the consolidated statements of income included in this report.

        Base revenues from our third party logistics and brokerage services have fluctuated in recent periods. These services do not typically involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue. Since changes in third party logistics and freight brokerage revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below. The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our consolidated statements of income and accompanying notes.

	Three Months Ended March 31,
	2006	2005
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.9	38.1
Fuel and fuel taxes (1)	15.3	16.7
Depreciation and amortization	11.6	11.0
Purchased transportation	6.9	7.2
Insurance and claims	6.6	6.4
Operations and maintenance	5.5	6.1
Operating taxes and licenses	1.7	1.6
Communications and utilities	0.8	0.8
Gain on disposal of revenue equipment, net	(0.1)	(0.4)
Other	5.3	5.2

Total operating expenses	92.5	92.7

Operating income	7.5	7.3
Other expenses (income):
Interest expense	1.0	1.4
Other, net	(0.1)	—

Total other expenses, net	0.9	1.4

Income before income taxes	6.6	5.9
Income tax expense	3.0	2.9

Net income	3.6%	3.0%

(1) Net of fuel surcharge

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Key Operating Statistics:

	Three Months Ended March 31,
	2006	2005
Total miles (loaded & empty)(in thousands)	71,219	69,411
Base revenue per total mile	$1.359	$1.303
Empty mile factor (1)	9.6%	8.7%
Average number of tractors	2,443	2,250
Average miles per tractor per week	2,278	2,488
Average unmanned tractor percentage (2)	4.5%	2.6%

(1)	The empty mile factor is the number of miles traveled between loads as a percentage of total miles traveled.
(2)	Average unmanned tractor percentage is the average percentage, for each month end during the period, of Company-operated tractors to which a driver is not assigned.

Base Revenue

        Our base revenue grew 7.0% to $96.8 million. The increase was the net result of several factors:

  Shipping volumes among our customers, particularly in the retail sector, were down, which presented arguably the most difficult quarter in terms of freight demand that we have experienced since 2003. As a result of that sluggish volume and increased number of unmanned tractors in our fleet, our miles per tractor per week (commonly referred to as tractor utilization) were down 8.4%. We are also studying the possible adverse impact of the Department of Transportation’s October 1, 2005 Hours-of-Service rule change on tractor utilization and accident frequency.
  We grew the average size of our tractor fleet by 8.6%. We actually grew the Company-owned tractor fleet 10.0%, which was offset by a 70.1% decrease in our owner-operators fleet to 12 tractors.
  We increased base revenue per mile by 4.3%.
  Base revenue from our General Freight division, Regional Freight division and the dedicated freight component of our USA Logistics division grew by a combined 6.3% to $91.4 million due to the reasons discussed above.
  Base revenue from the third party logistics and freight brokerage components of our USA Logistics division grew by 21.1% to $5.4 million. We began transitioning our focus and resources away from more complex third party logistics services during the quarter and, instead, concentrated our efforts on our core competency of asset-based trucking and freight brokerage services. As a result, third party logistics revenues increased by only 1.8% to $3.2 million and our freight brokerage services grew by 64.1% to $2.3 million.

Operating Expenses and Taxes

        Overall, we improved our operating ratio by 0.2 percentage points of base revenue to 92.5%. Further improvement was hindered by the decreased tractor utilization mentioned above. We attribute the fact that the operating ratio did not deteriorate to a combination of the factors mentioned above and to the success of our ongoing benchmarking program.

        Our benchmarking program identifies areas of potential improvement in operating cost and revenue factors by comparing the current period’s performance to that of our designated benchmark year—1998. The benchmarking program lays out a roadmap of sorts that is assisting our progress towards our target of an 88.0% operating ratio.

        During 2006, the focus of our benchmarking program is on three primary areas of margin improvement: insurance and claims costs, tractor utilization and profitability in our Regional Freight and USA Logistics divisions. Results in each of the three were as follows:
  The insurance and claims operating expense line increased by 0.2 percentage points of base revenue. We made progress in decreasing the expense associated with bodily injury and property damage claims. However, we experienced an increase in accident claims expense that resulted primarily from an increased accident frequency. Also, our insurance premiums, which are largely a fixed cost for us, represent a greater percentage of base revenue as tractor utilization diminishes. Both of those factors combined to impede margin expansion in the insurance and claims operating expense line.

  Tractor utilization, as mentioned above, decreased by 8.4% and is still 6.7% below our benchmark of 2,441 miles per tractor per week. Lower tractor utilization also kept us from gaining operating margin in several expense lines, particularly those with significant fixed costs components such as depreciation and amortization, operating taxes and licenses, communications and utilities and insurance premiums, as previously mentioned. We believe the decreased tractor utilization is primarily due to softer than expected freight demand (as evidenced by a 0.9 percentage point increase in our empty miles as a percentage of total miles), a greater number of unmanned tractors in our fleet and the possible adverse impact of the Department of Transportation’s Hours-of-Service rule change mentioned above.

  We slowed the growth of our USA Logistics and Regional Freight divisions late in 2005 to make some improvements to management processes and freight profiles. We have focused primarily on improving base revenue per mile and tractor utilization in both the dedicated freight component of the USA Logistics division and the Regional Freight division, as well as the operating margins in our third party logistics and freight brokerage services. Since October 2005, we have seen steady improvement in all of those areas.

        The fuel and fuel taxes operating expense line decreased by 1.3 percentage points of base revenue. The improvement was made possible primarily by the improved efficiency of our fuel surcharge program and, to a lesser extent, by our efforts to increase fuel economy through various management programs. This improvement came despite a 21.1% increase in the average cost of diesel fuel.

        The depreciation and amortization operating expense line increased by 0.6 percentage points of base revenue primarily due to a decrease in tractor utilization and an increased cost of new tractors equipped with EPA mandated emission-compliant engines.

        The salaries, wages and employee benefits operating expense line increased by 0.8 percentage points of base revenue primarily due to a 3.8% increase in driver compensation per mile. We have been steadily increasing driver pay for the past few years to stay competitive in the marketplace and ensure that we have an adequate supply of qualified drivers to execute our growth goals.

        Interest expense decreased 28.6% due to our stock offering completed in August 2005, which provided proceeds of $47.3 million that were used to retire long-term debt. Our total debt decreased 37.1% from $145.2 million at March 31, 2005 to $91.4 million at March 31, 2006.

        Our effective tax rate decreased from 48.4% in 2005 to 45.7% in 2006. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

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

Fuel Availability and Cost

        The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an industry-standard baseline price per gallon. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

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

Liquidity and Capital Resources

         The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Amended and Restated Senior Credit Facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. We had $75.7 million available under our Facility at March 31, 2006 and $20.0 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Cash Flows

	(in thousands)
	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$ 22,724	$ 11,705
Net cash used in investing activities	(25,387)	(15,875)
Net cash provided by financing activities	4,296	4,842

         Cash generated from operations increased $11.0 million during the first quarter of 2006 as compared to the first quarter of 2005. The change was primarily due to increased accounts payable and accrued expenses related to tractor and trailer purchases, improved collection of customer receivables, higher depreciation and amortization expense and an increase in net income.

         Cash used in investing activities increased $9.5 million during the first quarter of 2006 as compared to the first quarter of 2005 due to an increase in our expenditures for revenue equipment as we execute an aggressive revenue equipment acquisition program in anticipation of the emission standards that will go into effect in January 2007.

         Cash provided by financing activities decreased $0.5 million during the first quarter of 2006 as compared to the first quarter of 2005 as a result of decreased borrowings on our Senior Credit Facility.

Debt

         On September 1, 2005, we entered into our Facility, which restated in its entirety and made certain amendments to our previously amended facility dated as of April 28, 2000. The Facility was amended to, among other things, increase the maximum borrowing amount to $100.0 million, subject to a borrowing base calculation. The Facility includes a sublimit of up to $25.0 million for letters of credit and matures September 1, 2010.

         The Facility is collateralized by accounts receivable and otherwise unencumbered revenue equipment. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At March 31, 2006, $22.6 million was outstanding under the Senior Credit Facility.

         The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the three months ended March 31, 2006, the effective interest rate was 6.8%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At March 31, 2006, the rate was 0.2% per annum.

         The Facility contains various covenants, which require us to meet certain quarterly financial ratios. As of March 31, 2006, we were in compliance with the covenants.

Equity

         At March 31, 2006, we had stockholders’ equity of $153.8 million and long-term debt, net of current maturities, of $67.7 million, resulting in a debt to long-term capitalization ratio of 44.0% compared to 137.3% at March 31, 2005.

         On August 17, 2005, we issued and sold in an underwritten public offering 2.0 million shares of Common Stock in exchange for proceeds of $47.3 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds of our sale of stock in the offering to repay outstanding borrowings under our Facility.

Purchases and Commitments

         As of March 31, 2006, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $59.1 million for the remainder of 2006, approximately $53.9 million of which relates to revenue equipment. We expect to use the balance of $5.2 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. We may cancel any or all of our equipment purchase commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date. During the three months ended March 31, 2006, we made $25.4 million of net capital expenditures, including $24.8 million for revenue equipment purchases, $0.4 million for facility expansions and $0.2 million for other equipment. The following table represents our outstanding contractual obligations at March 31, 2006, excluding letters of credit:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations:
Long-term debt obligations (1)	$ 22,559	$ —	$ —	$ 22,559	$ —
Capital lease obligations (2)	71,422	24,567	46,855	—	—
Purchase obligations (3)	82,132	82,132	—	—	—
Financing note	1,302	1,302	—	—	—
Rental obligations	945	274	300	17	354
Total	$ 178,360	$ 108,275	$ 47,155	$ 22,576	$ 354

(1)	Long-term debt obligations, excluding letters of credit in the amount of $1.7 million, consist of our Senior Credit Facility, which matures on September 1, 2010.

(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.

(3)	Revenue equipment purchase obligations are cancelable by us upon advance notice.

New Accounting Pronouncements

        See Note D to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

        Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on either a prime rate or the LIBOR. At March 31, 2006, we had $24.3 million outstanding pursuant to our Facility including letters of credit of $1.7 million. Assuming the outstanding balance at March 31, 2006 were to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.2 million. See Note F to the financial statements included in this Form 10-Q for a description of our prior interest rate swap, which expired March 27, 2005.

         We record derivative financial instruments, if any, in the balance sheet as either an asset or a liability at fair value, with classification as current or long-term depending on the duration of the instrument.

        Foreign Currency Exchange Rate Risk. We require customers to pay for our services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

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

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

         Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” in Item 1A of that report. There were no material changes in these risks during the quarter ended March 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent unregistered sales of securities. None.

(b)	Use of proceeds from registered sales of securities. None.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

         On October 21, 2004, we publicly announced that our Board of Directors has authorized the repurchase of up to 500,000 shares of our outstanding Common Stock over a three-year period ending October 19, 2007. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization. There were no shares repurchased during the first quarter of 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2006	—	$ —	—	494,000
February 28, 2006	—	$ —	—	494,000
March 31, 2006	—	$ —	—	494,000

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

USA Truck, Inc.
(Registrant)

Date:	April 27, 2006	/s/ ROBERT M. POWELL
Robert M. Powell
Chairman and Chief
Executive Officer

Date:	April 27, 2006	/s/ JERRY D. ORLER
Jerry D. Orler
President

Date:	April 27, 2006	/s/ CLIFTON R. BECKHAM
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