Form 10-Q
period 2006-06-30
USA TRUCK INC
filed 2006-07-28
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes __X__  No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	X	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	No	X

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of July 25, 2006 is 11,448,122.

USA TRUCK, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
	June 30,	December 31,
	2006	2005 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$3,812	$994
Accounts receivable:
Trade, less allowances of $86 in 2006 and $104 in 2005	45,633	45,105
Other	5,802	6,106
Inventories	854	638
Deferred income taxes	1,448	2,329
Prepaid expenses	5,547	5,619
Total current assets	63,096	60,791

Property and equipment:
Land and structures	31,029	30,320
Revenue equipment	311,245	284,138
Service, office and other equipment	17,003	17,825
	359,277	332,283
Accumulated depreciation and amortization	(90,304)	(85,161)
	268,973	247,122
Other assets	158	166
Total assets	$332,227	$308,079

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$8,252	$7,416
Trade accounts payable	11,635	6,253
Current portion of insurance and claims accruals	5,309	7,779
Accrued expenses	13,595	10,525
Current maturities of long-term debt and capital leases	25,388	19,700
Note payable	655	1,943
Total current liabilities	64,834	53,616

Long-term debt and capital leases, less current maturities	69,755	67,589
Deferred income taxes	36,222	33,620
Insurance and claims accruals, less current portion	2,950	3,421

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000 shares in 2006 and 16,000 shares in 2005; issued 11,448 shares in 2006 and 11,415 shares in 2005	114	114
Additional paid-in capital	61,574	62,086
Retained earnings	96,786	88,979
Less treasury stock, at cost (1 share in 2006 and 3 shares in 2005)	(8)	(60)
Unearned compensation	--	(1,286)
Total stockholders’ equity	158,466	149,833
Total liabilities and stockholders’ equity	$332,227	$308,079

(1)The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue:
Trucking revenue	$94,837	$89,248	$186,224	$175,205
USA Logistics revenue	4,758	4,288	10,187	8,772
Base revenue	99,595	93,536	196,411	183,977
Fuel surcharge revenue	22,346	13,876	39,738	24,478
Total revenue	121,941	107,412	236,149	208,455

Operating expenses and costs:
Salaries, wages and employee benefits	38,305	35,210	75,988	69,636
Fuel and fuel taxes	37,043	28,123	69,303	53,843
Depreciation and amortization	11,597	10,299	22,813	20,212
Insurance and claims	6,251	6,543	12,619	12,373
Purchased transportation	6,132	6,069	12,788	12,538
Operations and maintenance	5,492	4,974	10,807	10,474
Operating taxes and licenses	1,677	1,562	3,312	3,051
Communications and utilities	832	788	1,666	1,542
Gain on disposal of revenue equipment, net	(313)	(319)	(426)	(681)
Other	5,729	4,746	10,863	9,461
Total operating expenses and costs	112,745	97,995	219,733	192,449
Operating income	9,196	9,417	16,416	16,006
Other expenses (income):
Interest expense	1,099	1,426	2,028	2,727
Other, net	(1)	7	(62)	(2)
Total other expenses, net	1,098	1,433	1,966	2,725
Income before income taxes	8,098	7,984	14,450	13,281
Income tax expense	3,739	3,649	6,643	6,212

Net income	$4,359	$4,335	$7,807	$7,069

Per share information:
Average shares outstanding (Basic)	11,382	9,280	11,365	9,267
Basic earnings per share	$0.38	$0.47	$0.69	$0.76

Average shares outstanding (Diluted)	11,583	9,563	11,609	9,552
Diluted earnings per share	$0.38	$0.45	$0.67	$0.74

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury	Unearned
	Shares	Value		Earnings	Stock	Compensation	Total
Balance at December 31, 2005	11,415	$114	$62,086	$88,979	$(60)	$(1,286)	$149,833

Exercise of stock options	33	--	298	--	--	-- --	298
Tax benefit on exercise of stock options	--	--	40	--	--	--	40
Sale of 2 shares of Treasury Stock to Employee Stock Purchase Plan	--	--	21	--	52	--	73
Stock-based compensation	--	--	415	--	--	--	415
Elimination of unearned compensation	--	--	(1,286)	--	--	1,286	--
Net income for 2006	--	--	--	7,807	--	--	7,807
Balance at June 30, 2006	11,448	$114	$61,574	$96,786	$(8)	$--	$158,466

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income	$7,807	$7,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,813	20,212
Provision for doubtful accounts	(8)	56
Deferred income taxes	3,483	1,477
Excess tax benefit from exercise of stock options	(40)	24
Stock-based compensation	415	490
Gain on disposal of property and equipment	(426)	(681)
Changes in operating assets and liabilities:
Accounts receivable	(216)	(3,923)
Inventories and prepaid expenses	(145)	557
Bank drafts payable, trade accounts payable and accrued expenses	8,999	1,098
Insurance and claims accruals	(2,941)	801
Net cash provided by operating activities	39,741	27,180

Investing activities
Purchases of property and equipment	(60,909)	(35,567)
Proceeds from sale of property and equipment	16,672	12,711
Change in other assets	8	(204)
Net cash used in investing activities	(44,229)	(23,060)

Financing activities
Borrowings under long-term debt	106,176	104,777
Principal payments on long-term debt	(86,198)	(93,851)
Principal payments on capitalized lease obligations	(12,124)	(13,209)
Principal payments on note payable	(1,288)	(2,049)
Net increase in bank overdrafts	329	--
Proceeds from stock options	298	219
Excess tax benefit from exercise of stock options	40	--
Proceeds from sale of treasury stock	73	60
Net cash provided by (used in) financing activities	7,306	(4,053)

Increase in cash and cash equivalents	2,818	67
Cash and cash equivalents:
Beginning of period	994	1,189
End of period	$3,812	$1,256

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,769	$2,525
Income taxes	233	1,543
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	$--	$8,980

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three month and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon. Base revenue in the consolidated statements of income represents revenue excluding this fuel surcharge revenue.

NOTE B – REVENUE RECOGNITION

Revenue generated by our Trucking services is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5. Expenses are recognized as incurred.

Revenue generated by our USA Logistics services is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor. Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

NOTE C - STOCK-BASED COMPENSATION

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 950,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this plan for less than the fair market value of the Common Stock at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. These grants generally vest ratably over five years. The option price under this plan is the fair market value of the stock at the date the options were granted, ranging from $11.47 to $30.22 as of June 30, 2006. At June 30, 2006, approximately 597,200 shares were available for granting future options under this plan.

Prior to January 1, 2006, we accounted for our incentive and nonqualified stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equaled the market price of the underlying stock on the grant date, no compensation expense was recorded. We had adopted the disclosure-only provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation cost for our incentive and nonqualified stock options was recognized in the Consolidated Statements of Income for the six months ended June 30, 2005. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated. Compensation cost recognized in the first six months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three and six months ended June 30, 2006, we recognized approximately $0.1 million and $0.2 million, respectively, in compensation expense related to our incentive and non-qualified stock option plans.

The 2003 Restricted Stock Award Plan allows us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which have been awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. Prior to the adoption of SFAS 123(R) on January 1, 2006, we recorded any unamortized compensation related to the restricted stock options as unearned compensation in equity. At December 31, 2005, we had $1.3 million in unearned compensation, which was subsequently eliminated from Additional Paid-In Capital in compliance with SFAS 123(R). Also, prior to the adoption of SFAS 123(R) on January 1, 2006, we adjusted the amount of compensation expense each quarter based on changes in the market value of our Common Stock. Upon adoption of SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. The amount recognized is amortized over the vesting period. As a result of these changes, and because we were amortizing fewer shares under our Restricted Stock Award Plan in the second quarter of 2006 as compared to the second quarter of 2005, the stock-based compensation that we recognized related to our restricted stock awards decreased from $0.3 million for the three months ended June 30, 2005 to $0.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2005 and 2006, the compensation related to our restricted stock awards decreased from $0.5 million to $0.2 million, respectively.

Because of the decrease in the amount of stock-based compensation expense related to our Restricted Stock Award Plan, the total stock-based compensation expense we recorded was $0.08 million and $0.07 million less for the three and six months ended June 30, 2006, respectively, than was recorded in the same periods of 2005. The adoption of SFAS 123(R) had no effect on our basic and diluted earnings per share for the quarter ended June 30, 2006.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended June 30, 2006, approximately $0.04 million of excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

The following assumptions were used to value the outstanding stock options:

	2006	2005
Dividend yield	0%	0%
Expected volatility	46.9% - 51.8%	28.6% - 31.0%
Risk-free interest rate	4.4% - 5.0%	3.3% - 4.7%
Expected life	2 to 7 years	2 to 9 years

The following table illustrates the pro forma effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans in the periods presented. For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant and amortized to expense over the options’ vesting periods.

	(in thousands, except per share amounts)
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income	$4,335	$7,069
Stock-based compensation expense included in the Consolidated Statements of Income, net of tax	193	296
Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(274)	(440)
Pro forma net income	$4,254	$6,925
Basic earnings per share, as reported	$0.46	$0.75
Pro forma basic earnings per share	$0.45	$0.73
Diluted earnings per share, as reported	$0.47	$0.76
Pro forma diluted earnings per share	$0.45	$0.74

At June 30, 2006, the Company had 405,450 outstanding stock options with a weighted average exercise price of $13.59. There were 176,500 vested options. The weighted average remaining contractual life of these options is approximately 1.3 years.

Information related to option activity for the six months ended June 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	449,100	$12.85
Granted	11,000	--
Exercised	(33,350)	8.93
Cancelled/forfeited/expired	(21,300)	--
Outstanding at June 30, 2006	405,450	13.59	2.8	2,140,388
Exercisable at June 30, 2006	176,500	$11.28	1.3	1,206,685

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2006 was $17.82.

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of June 30, 2006 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$5.44	20,300	0.9	20,300
5.98	11,000	0.9	11,000
7.52	3,000	1.6	3,000
11.47	204,400	2.8	77,800
12.10	40,100	1.6	40,100
12.62	15,000	1.8	5,000
12.66	16,000	3.1	3,200
13.31	5,700	0.6	5,700
16.08	8,250	2.2	1,500
22.54	70,700	4.8	7,650
22.93	6,000	3.3	--
30.22	5,000	5.6	1,250
	405,450	2.8	176,500

As of June 30, 2006, the Company had $0.8 million and $0.6 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.8 years for stock options and 2.0 years for restricted stock.

NOTE D – SEGMENT REPORTING

In the past, we organized our operating divisions into three operating segments, which we aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Due to the evolution of our business over the past few years, during the quarter ended June 30, 2006 we reclassified our five operating divisions into two operating segments, Trucking and USA Logistics, which we aggregate into one segment for financial reporting purposes in accordance with SFAS 131. We have reformatted our Consolidated Statements of Income to add disclosure regarding the portion of our base revenue attributable to each of our two operating segments. Trucking consists of our General Freight division and two divisions -- Regional Freight and Dedicated Freight -- through which we provide services that are a variation of the truckload freight services we provide through General Freight. USA Logistics consists of our Freight Brokerage and Third Party Logistics divisions.

Our decision to aggregate our two operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of our divisions and our centralized internal management structure. Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics include, for example, revenue per mile and equipment utilization. While the third party logistics and freight brokerage components of our operations do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities as we are.

The services we provide through all five operating divisions relate to the transportation of truckload quantities of general freight for customers in a variety of industries, and they generate revenue, and to a great extent incur expenses, primarily on a per mile basis. In addition, the two operating divisions within the USA Logistics operating segment are intended to provide services complementary to our Trucking services, primarily to existing customers of our Trucking operations. A significant majority of the customers of USA Logistics have also engaged us to provide services through one or more of our Trucking operating divisions. Our USA Logistics operating segment represents a relatively minor part of our business, generating approximately 5% of our total base revenue for the three and six months ended June 30, 2006 and less than 10% of total base revenue in each of the last three fiscal years.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 and utilizes a two-step approach for evaluating those positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard or are otherwise resolved to qualify for recognition. Derecognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material impact upon our financial statements or related disclosures.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 has not had and is not expected to have a material impact upon our financial position, results of operations and cash flows since its adoption, but will affect future changes in accounting principles.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for our nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 has not had and is not expected to have a material impact upon our financial statements or related disclosures since its adoption.

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)
	June 30,	December 31,
	2006	2005
Salaries, wages, bonuses and employee benefits	$5,187	$4,863
Purchased transportation payable	1,175	1,032
Taxes payable	4,703	2,076
Other (1)	2,530	2,554
Total accrued expenses	$13,595	$10,525

(1)	As of June 30, 2006 and December 31, 2005, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

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

On March 27, 2003, we entered into an interest rate swap agreement with a notional amount of $10.0 million. We designated the $10.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments being indexed to the “3-month” London Interbank Offered Rate (commonly referred to as “LIBOR”). This interest rate swap agreement expired on March 27, 2005.

We recorded no gain or loss for the quarters and for the six months ended June 30, 2006 and 2005 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income was comprised of net income plus the market value adjustment on our interest rate swap that expired on March 27, 2005, which was designated as a cash flow hedge. Comprehensive income consists of the following:

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$4,359	$4,335	$7,807	$7,069
Change in fair value of interest rate swap, net of income taxes	--	--	--	(8)
Total comprehensive income	$4,359	$4,335	$7,807	$7,061

NOTE I - NOTE PAYABLE

At June 30, 2006 and December 31, 2005, we had an unsecured note payable of $0.7 million and $1.9 million, respectively, that matures on September 1, 2006 and bears interest at an annual rate of 4.4%. This note payable is used to finance a portion of our annual insurance premiums.

NOTE J – LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)
	June 30,	December 31,
	2006	2005
Revolving credit agreement (1)	$33,547	$13,569
Capitalized lease obligations (2)	61,596	73,720
	95,143	87,289
Less current maturities	25,388	19,700
Long-term debt and capital leases, less current maturities	$69,755	$67,589

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be further reduced by a borrowing base limit as defined in the Facility. At June 30, 2006, we had approximately $64.8 million available under the Facility. The Facility matures on September 1, 2010. The Facility can also be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at June 30, 2006 was 6.6%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At June 30, 2006, the rate was 0.2% per annum. The Facility is collateralized by accounts receivable and otherwise unencumbered revenue equipment. We had outstanding letters of credit of approximately $1.7 million at June 30, 2006. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $128.2 million at June 30, 2006. We were in compliance with these covenants at June 30, 2006. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value.

(2)

Our capitalized lease obligations have various termination dates extending through March 2009 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 2.4% to 4.8% at June 30, 2006. The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE K - LEASES AND COMMITMENTS

We routinely monitor our equipment acquisition needs and adjust our purchase schedule from time to time based on our analysis of factors such as new equipment prices, the condition of the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, fuel efficiency, durability of the equipment, equipment specifications and the availability of qualified drivers.

As of June 30, 2006, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $53.7 million for the remainder of 2006 and $3.1 million in 2007. We may cancel these commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date. In addition, we have purchase obligations of $1.3 million related to facility expansions contracted for the remainder of 2006.

NOTE L - INCOME TAXES

During the quarters ended June 30, 2006 and 2005, our effective tax rates were 46.2% and 45.7%, respectively. During the six months ended June 30, 2006 and 2005, our effective tax rates were 46.0% and 46.8%, respectively. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pretax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

NOTE M - EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

The following table sets forth the computation of basic and diluted earnings per share:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net Income	$4,359	$4,335	$7,807	$7,069

Denominator:

Denominator for basic earnings per share – weighted average shares	11,382	9,280	11,365	9,267

Effect of dilutive securities:
Restricted Stock Award Plan	65	80	70	86
Employee stock options	136	203	174	199
	201	283	244	285
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	11,583	9,563	11,609	9,552
Basic earnings per share	$0.38	$0.47	$0.69	$0.76
Diluted earnings per share	$0.38	$0.45	$0.67	$0.74
Anti-dilutive employee stock options	82	73	82	73

NOTE N - SALE OF COMMON STOCK

In August 2005, we completed a stock offering of 2.0 million shares of common stock which generated net proceeds to us of approximately $47.3 million. The proceeds from the stock offering were used to retire long-term debt.

NOTE O - LITIGATION

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

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as increases in our base revenue or net income at the rates indicated in this report, improvements in our safety performance, or the success of our benchmarking program in controlling expenses. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of customers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” in Item 1A of that report, and updates, if any, to that information are included in Item 1A in Part II of this report.

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

Overview

We operate in the for-hire truckload segment of the trucking industry. Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery. We have five operating divisions, which we combine into two operating segments, through which we provide various transportation services. We aggregate the financial data for these operating segments into one reportable segment for purposes of our public reporting.

We previously organized our operating divisions into three segments, as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. Due to the evolution of our business over the past few years, we reclassified our five operating divisions into two segments for internal reporting and monitoring purposes during the quarter ended June 30, 2006. The information we present in this report reflects this change. In addition, beginning with this report, we have reformatted our Consolidated Statements of Income to add disclosure regarding the portion of our base revenue attributable to each of our two operating segments.

The five divisions are classified into the Trucking segment (“Trucking”) and USA Logistics segment (“USA Logistics”). Trucking includes those transportation services in which we use Company-owned tractors or owner-operator tractors. USA Logistics consists of services such as transportation scheduling, routing and mode selection which typically do not involve the use of Company-owned or owner-operator equipment. Both

Trucking and USA Logistics have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

Substantially all of our revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs. For the six months ended June 30, 2006 and 2005, Trucking base revenue represented 94.8% and 95.2% of base revenue, respectively, with remaining base revenue being generated through USA Logistics.

We generally charge customers for our services on a per-mile basis. Currently our most challenging costs include recruiting, retaining and compensating high-quality drivers, insurance, fuel, equipment maintenance and capital equipment costs.

We refer to our five operating divisions as General Freight, Regional Freight, Dedicated Freight, Freight Brokerage and Third Party Logistics.

Trucking. Our Trucking operations include three divisions providing the following services to our customers:

•

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

•

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

•

Dedicated Freight.  Dedicated Freight services are a variation of our General Freight and Regional Freight services, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our dedicated freight services aid in driver recruitment and retention.

USA Logistics.  Our USA Logistics operations include two divisions providing the following services to our customers:

•	Freight Brokerage. Our Freight Brokerage division matches customer shipments with available equipment of other carriers when it is not feasible to use our own equipment.
•

Third Party Logistics.  Our Third Party Logistics division provides a variety of freight handling services for our customers, including arranging for the transportation of freight, scheduling, routing and mode selection. During 2006, we intend to direct more attention and resources toward our Trucking operations and Freight Brokerage services.

Our Freight Brokerage and Third Party Logistics divisions provide complementary services to our Trucking operations. We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a significant majority of our Freight Brokerage and Third Party Logistics customers have also engaged us to provide Trucking services.

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

The most significant accounting policies and estimates that affect our financial statements include the following:

•

Revenue recognition and related direct expenses based on relative transit time in each period. Revenue generated by our Trucking services is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5. Expenses are recognized as incurred.

Revenue generated by our USA Logistics services is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor. Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

•

Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. We operate a significant number of tractors and trailers in connection with our business. We may purchase this equipment or acquire it under leases. We depreciate purchased equipment on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We initially record equipment acquired under capital leases at the net present value of the minimum lease payments and amortize it on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from three years to ten years. We estimate the salvage value at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal.

We make equipment purchasing and replacement decisions on the basis of various factors, including, but not limited to, new equipment prices, the condition of the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, fuel efficiency, durability of the equipment, equipment specifications and the availability of drivers. Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors and trailers from time to time, based on an operating principle whereby we pursue trade intervals that economically balance our maintenance costs and expected trade-in values in response to the circumstances existing at that time. Such adjustments in trade intervals may cause us to adjust the useful lives or salvage values of our tractors or trailers. By changing the relative amounts of older equipment and newer equipment in our fleet, adjustments in trade intervals also increase and decrease the average age of our tractors and trailers, whether or not we change the useful lives or salvage values of any tractors or trailers. We also adjust depreciable lives and salvage values based on factors such as changes in prevailing market prices for used equipment. We periodically monitor these factors in order to keep salvage values in line with expected market values at the time of disposal. Adjustments in useful lives and salvage values are made as conditions warrant and when we believe that the changes in conditions are other than temporary. These adjustments result in changes in the depreciation expense we record in the period in which the adjustments occur and in future periods. These adjustments also impact any resulting gain or loss on the ultimate disposition of the revenue equipment. Management believes our estimates of useful lives and salvage values have been materially accurate as demonstrated by the insignificant amounts of gains and losses on revenue equipment dispositions in recent periods.

To the extent depreciable lives and salvage values are changed, such changes are recorded in accordance with the applicable provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.

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

•

Allowance for doubtful accounts. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for estimated credit losses based upon our loss history, aging analysis and ongoing risk assessment of specific customers. Such losses have been within our expectations. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

We periodically reevaluate these policies as circumstances dictate. Together these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Executive Overview

The following executive overview is presented comparing the financial results of the three months ended June 30, 2006 to the three months ended June 30, 2005.

Although freight demand for the full quarter was not as robust as a year ago, freight volumes steadily improved throughout the quarter from a very soft environment in April to a strong one in June. As freight demand improved, so did our financial performance. Our operating ratio was 94.6% in April, 90.3% in May and 87.8% in June. We believe that June’s operating ratio, in which we achieved our 88% operating ratio goal despite lower year-over-year tractor utilization, is evidence of our improving cost structure.

Our empty mile factor climbed 1.2 percentage points and our tractor utilization (miles per tractor per week) was down 3.2% due to softer freight demand as compared to last year, a greater number of unmanned tractors and the effects of tightened U.S. Department of Transportation Hours-of-Service rules that further limit our drivers’ productivity. We are working to close the gap on both empty miles and tractor utilization and we are encouraged by the improving demand for freight we experienced as the quarter progressed.

We were able to raise prices for our services by 3.6% per mile during the quarter, which strengthens our belief that there continues to be more freight demand, albeit softer than that of a year ago, in the truckload market than available tractor capacity to move that freight. That imbalance is characterized by a growing shortage of qualified drivers over the past several years. We are one of only a few publicly held truckload carriers that have added significant tractor capacity to our fleet in recent years. During the quarter, we expanded the average number of tractors in our fleet by 7.6% to 2,514. While we have been successful at growing the fleet, it has become increasingly expensive to recruit, retain and compensate the high-quality drivers that we require to man those tractors. Consequently, our costs in those areas increased by 1.5 percentage points of base revenue during the quarter. We closely monitor driver availability, freight demand and driver quality and adjust our short-term fleet expansion plans accordingly.

We are pleased to report that we posted our safest quarter this decade. Our frequency of serious accidents (0.48 per million miles traveled) was our best since the 1990’s and was among the best in our Company’s history. We believe that our safety performance compares favorably to the safest fleets among our peers in the industry. That performance translated into a 0.70 percentage points of base revenue improvement in insurance and claims expenses. We will continue in our efforts to improve our insurance and claims expense (it remains 1.8 percentage points above our goal of 4.5% of base revenue), but we are pleased with our progress.

We are also pleased with the progress we have made in the profitability of our various operating divisions.

•

Overall, base revenue from the three divisions that comprise our Trucking operations grew by 6.3%, led by Regional Freight, which recorded a 57.5% increase to $7.6 million, followed by General Freight with a 7.6% increase to $79.6 million. We downsized Dedicated Freight during the winter to shed a few accounts that were not meeting our profit expectations. However, we expect all three Trucking divisions to post sequential growth going forward, with Regional Freight outpacing all other divisions in growth rate. Regional Freight is attractive to us because of the considerable size of the market and the lifestyle advantages that it affords our drivers, such as less time away from home.

•

Base revenue from the two divisions that comprise our USA Logistics operations grew 11.0% to $4.8 million for the quarter. Freight Brokerage base revenue grew robustly to $2.2 million, a 17.4% increase. We intend to continue our efforts to aggressively grow Freight Brokerage as its complementary nature fits our customer service mission. Third Party Logistics base revenue grew 6.0% to $2.6 million. We have been strategically redeploying our resources this year toward less complex third party logistics services in which we can provide a level of on-time, quality service commensurate with our Trucking operations. We expect Third Party Logistics base revenue to decline in the coming quarters as we implement our strategy. Long-term, we still envision Third Party Logistics as a growth opportunity for us, but in the near-term we will devote more attention to Trucking and Freight Brokerage.

We are confident in our cost structure, which is among the best in the industry, and we believe that there are only two barriers currently preventing us from consistently reaching our 88.0% operating ratio goal: tractor utilization and insurance and claims expense. However, we are also confident that the initiatives and programs that we have in place to improve those two areas will bear fruit over time. In the meantime, we will continue to closely monitor driver availability and economic factors impacting freight demand.

Note Regarding Presentation

By agreement with our customers, and consistent with industry practice, we add a graduated surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed upon baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have used base revenue, which excludes the fuel surcharge revenue, and, instead, taken the fuel surcharge as a credit against the fuel and fuel taxes line item in the table below.

We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Data regarding both total revenue, which includes the fuel surcharge, and base revenue, which excludes the fuel surcharge is included in the consolidated statements of income included in this report.

Base revenues from our Freight Brokerage and Third Party Logistics services have fluctuated in recent periods. These services do not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue. Since changes in Freight Brokerage and Third Party Logistics revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our consolidated statements of income and accompanying notes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.5	37.6	38.7	37.9
Fuel and fuel taxes (1)	14.8	15.2	15.1	16.0
Depreciation and amortization	11.6	11.0	11.6	11.0
Insurance and claims	6.3	7.0	6.4	6.7
Purchased transportation	6.2	6.5	6.5	6.8
Operations and maintenance	5.5	5.3	5.5	5.7
Operating taxes and licenses	1.7	1.7	1.7	1.7
Communications and utilities	0.8	0.8	0.8	0.8
Gain on disposal of revenue equipment, net	(0.3)	(0.3)	(0.2)	(0.4)
Other	5.7	5.1	5.5	5.1
Total operating expenses and costs	90.8	89.9	91.6	91.3
Operating income	9.2	10.1	8.4	8.7
Other expenses:
Interest expense	1.1	1.6	1.0	1.5
Other, net	--	--	--	--
Total other expenses, net	1.1	1.6	1.0	1.5
Income before income taxes	8.1	8.5	7.4	7.2
Income tax expense	3.7	3.9	3.4	3.4
Net income	4.4%	4.6%	4.0%	3.8%

(1) Net of fuel surcharge revenue

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Key Operating Statistics:

	Three Months Ended June 30,

	2006	2005
Total miles (loaded & empty) (in thousands)	73,448	71,638
Trucking base revenue per total mile	$1.291	$1.246
Empty mile factor (1)	9.9%	8.7%
Average number of tractors	2,514	2,337
Average miles per tractor per week	2,319	2,395
Average unmanned tractor percentage (2)	4.0%	3.6%

(1)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(2)	Average unmanned tractor percentage is the daily average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Our base revenue grew 6.5% to $99.6 million. The increase was the result of several factors:

•

Our number of shipments grew steadily throughout the quarter, and increased 4.8% quarter over quarter. As freight demand improved so did our financial performance as evidenced by the 3.6% increase in trucking revenue per mile. These improvements were offset by a 1.2 percentage point increase in our empty mile factor, a slight increase in the number of unmanned tractors in our fleet and a decrease in our miles per tractor per week (commonly referred to as tractor utilization) of 3.2%. Also the DOT’s October 1, 2005 Hours-of-Service rule change further limits our drivers’ productivity and, we believe, has decreased our tractor utilization.

•	We grew the average size of our tractor fleet by 7.6%. We actually grew the Company-owned tractor fleet by 8.3%, which was offset by a 53.6% decrease in our owner-operator fleet to 13 tractors.
•	Base revenue from our Trucking operations grew by 6.3% to $94.8 million due to the reasons discussed above.
•

Base revenue from our USA Logistics operations grew by 11.0% to $4.8 million. Freight Brokerage base revenue grew robustly to $2.2 million, a 17.4% increase. We have been strategically redeploying our resources this year toward less complex third party logistics services in which we can provide a level of on-time, quality service commensurate with our Trucking operations. Third Party Logistics revenue increased by 6.0% to $2.6 million.

Operating Expenses and Taxes

Overall, our operating ratio increased by 0.9 percentage points of base revenue to 90.8% despite freight volumes steadily improving throughout the quarter from a very soft environment in April to a strong one in June.

Our benchmarking program identifies areas of potential improvement in operating cost and revenue factors by comparing the current period’s performance to that of our designated benchmark year – 1998. The benchmarking program provides a roadmap that is assisting our progress toward our target of an 88.0% operating ratio.

During 2006, the focus of our benchmarking program is on two primary areas of margin improvement: insurance and claims costs and tractor utilization. Results in each of these were as follows:

•

The insurance and claims operating expense line decreased by 0.7 percentage points of base revenue. We made progress in decreasing the expense associated with bodily injury and property damage claims by posting our safest quarter this decade. Our frequency of serious accidents (0.48 per million miles traveled) was our best since the 1990’s, and was among the best in our history.

•

Tractor utilization, as mentioned above, decreased by 3.2% and is still 5.0% below our benchmark of 2,441 miles per tractor per week. Lower tractor utilization also kept us from gaining operating margin in several expense lines, particularly those with significant fixed costs components such as depreciation and amortization, operating taxes and licenses and communications and utilities. We believe the decreased tractor utilization is primarily due to softer freight demand than what we experienced in the same quarter last year (as evidenced by a 1.2 percentage point increase in our empty mile factor), a greater number of unmanned tractors in our fleet and the adverse impact of the DOT’s Hours-of-Service rule change previously mentioned.

The fuel and fuel taxes operating expense line decreased by 0.4 percentage points of base revenue. The improvement was made possible primarily by the improved efficiency of our fuel surcharge program and, to a lesser extent, by our efforts to increase fuel economy through various management programs. This improvement came despite a 26.9% increase in the average cost of diesel fuel.

The depreciation and amortization operating expense line increased by 0.6 percentage points of base revenue primarily due to a decrease in tractor utilization and an increased cost of new tractors equipped with EPA mandated emission-compliant engines.

The salaries, wages and employee benefits operating expense line increased by 0.9 percentage points of base revenue primarily due to a 4.6% increase in driver compensation per mile. We have been steadily increasing driver pay for the past few years to stay competitive in the marketplace and ensure that we have an adequate supply of qualified drivers to achieve our growth goals.

Interest expense decreased 22.9% due to our stock offering completed in August 2005, which provided net proceeds of $47.3 million that were used to retire long-term debt. Our total debt decreased 34.0% from $144.1 million at June 30, 2005 to $95.1 million at June 30, 2006.

Our effective tax rate increased from 45.7% in 2005 to 46.2% in 2006. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,

	2006	2005
Total miles (loaded & empty) (in thousands)	144,666	141,049
Trucking base revenue per total mile	$1.287	$1.242
Empty mile factor (1)	9.8%	8.7%
Average number of tractors	2,479	2,293
Average miles per tractor per week	2,298	2,441
Average unmanned tractor percentage (2)	4.2%	3.3%

(1)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(2)	Average unmanned tractor percentage is the daily average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Our base revenue grew 6.8% to $196.4 million. The increase was the result of several factors:

•

Our number of shipments increased 4.1% year over year. As a result of that increase in volume and improving freight demand we were able to increase our Trucking revenue per mile by 3.6%. These improvements were offset by a 12.1% increase in our empty mile factor, an increase in the number of unmanned tractors in our fleet and a 5.9% decrease in our miles per tractor per week (commonly referred to as tractor utilization). Also the DOT’s October 1, 2005 Hours-of-Service rule change further limits our drivers’ productivity and has decreased our tractor utilization.

•	We grew the average size of our tractor fleet by 8.1%. We actually grew the Company-owned tractor fleet 9.1%, which was offset by a 60.6% decrease in our owner-operator fleet from 33 to 13 tractors.
•	Base revenue from our Trucking operations grew by 6.3% to $186.2 million due to the reasons discussed above.
•

Base revenue from our USA Logistics operations grew by 16.1% to $10.2 million. Freight Brokerage base revenue grew to $4.5 million, a 37.4% increase. We have been strategically redeploying our resources this year toward less complex third party logistics services in which we can provide a level of on-time, quality service commensurate with our Trucking operations. Third Party Logistics base revenue increased by 3.7% to $5.7 million.

Operating Expenses and Taxes

Overall, our operating ratio increased by 0.3 percentage points of base revenue to 91.6%. This was achieved despite the decreased tractor utilization mentioned above. We attribute this to our improving cost structure and the success of our ongoing benchmarking program.

Our benchmarking program identifies areas of potential improvement in operating cost and revenue factors by comparing the current period performance to that of our designated benchmark year – 1998. The benchmarking program provides a roadmap that is assisting our progress towards our target of an 88.0% operating ratio.

During 2006, the focus of our benchmarking program is on two primary areas of margin improvement: insurance and claims costs and tractor utilization. Results in each of these were as follows:

•

The insurance and claims operating expense line decreased by 0.3 percentage points of base revenue. We made progress in decreasing the expense associated with cargo expense and bodily injury and property damage claims. Our frequency of serious accidents decreased by 5.4% to 0.70 per million miles traveled.

•

Tractor utilization, as mentioned above, decreased by 5.9% from our benchmark of 2,441 miles per tractor per week. Lower tractor utilization also kept us from gaining operating margin in several expense lines, particularly those with significant fixed costs components such as depreciation and amortization, operating taxes and licenses and communications and utilities. We believe the decreased tractor utilization is primarily due to softer freight demand than what we experienced last year (as evidenced by a 12.1% increase in our empty mile factor), a greater number of unmanned tractors in our fleet and the adverse impact of the DOT’s Hours-of-Service rule change mentioned above.

The fuel and fuel taxes operating expense line decreased by 0.9 percentage point of base revenue. The improvement was made possible primarily by our efforts to increase fuel economy through various management programs and, to a lesser extent, the improved efficiency of our fuel surcharge program. This improvement came despite a 24.1% increase in the average cost of diesel fuel.

The depreciation and amortization operating expense line increased by 0.6 percentage points of base revenue primarily due to a decrease in tractor utilization and an increased cost of new tractors equipped with EPA mandated emission-compliant engines.

The salaries, wages and employee benefits operating expense line increased by 0.8 percentage points of base revenue primarily due to a 4.2% increase in driver compensation per mile. We have been steadily increasing driver pay for the past few years to stay competitive in the marketplace and ensure that we have an adequate supply of qualified drivers to execute our growth goals.

Interest expense decreased 25.6% due to our stock offering completed in August 2005, which provided net proceeds of $47.3 million that were used to retire long-term debt. Our total debt decreased 34.0% from $144.1 million at June 30, 2005 to $95.1 million at June 30, 2006.

Our effective tax rate decreased from 46.8% in 2005 to 46.0% in 2006. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

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

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Amended and Restated Senior Credit Facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. We had $64.8 million available under our Facility at June 30, 2006 and $20.0 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Cash Flows
	(in thousands)
	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$39,741	$27,180
Net cash used in investing activities	(44,229)	(23,060)
Net cash provided by (used in) financing activities	7,306	(4,053)

Cash generated from operations increased $12.6 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The change was primarily due to increased accounts payable and accrued expenses related to tractor and trailer purchases, improved accounts receivable collection time, increased deferred income taxes, higher depreciation and amortization expense and an increase in net income.

Cash used in investing activities increased $21.2 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due to an increase in our net expenditures for revenue equipment as we execute an aggressive revenue equipment acquisition program in anticipation of the emission standards that will go into effect in January 2007.

Cash provided by financing activities increased $11.4 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as a result of increased borrowings on our Amended and Restated Senior Credit Facility due to our revenue equipment acquisition program.

Debt

On September 1, 2005, we entered into an Amended and Restated Senior Credit Facility, which restated in its entirety and made certain amendments to our previously amended facility dated as of April 28, 2000. The Facility was amended to, among other things, increase the maximum borrowing amount to $100.0 million, subject to a borrowing base calculation. The Facility includes a sublimit of up to $25.0 million for letters of credit and matures September 1, 2010.

The Facility is collateralized by accounts receivable and otherwise unencumbered revenue equipment. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At June 30, 2006, $33.5 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the three months ended June 30, 2006, the effective interest rate was 6.7%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At June 30, 2006, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios. As of June 30, 2006, we were in compliance with the covenants.

Equity

At June 30, 2006, we had stockholders’ equity of $158.5 million and total debt of $95.8 million, resulting in a debt to total capitalization ratio of 37.7% compared to 37.3% at December 31, 2005.

On August 17, 2005, we issued and sold in an underwritten public offering 2.0 million shares of Common Stock in exchange for proceeds of $47.3 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds to repay outstanding borrowings under our Facility.

Purchases and Commitments

As of June 30, 2006, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $44.5 million for the remainder of 2006, approximately $38.8 million of which relates to revenue equipment. We expect to use the balance of $5.7 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. We may cancel any or all of our revenue equipment purchase commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date. During the six months ended June 30, 2006, we made $44.2 million of net capital expenditures, including $43.3 million for revenue equipment purchases, $0.6 million for facility expansions and improvements and $0.3 million for other equipment. The following table represents our outstanding contractual obligations at June 30, 2006, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$33,547	$--	$--	$33,547	$--
Capital lease obligations (2)	64,855	27,291	37,564	--	--
Purchase obligations (3)	57,990	57,990	--	--	--
Financing note	655	655	--	--	--
Rental obligations	1,761	489	682	238	352
Total	$158,808	$86,425	$38,246	$33,785	$352

(1)	Represents our Facility, which matures on September 1, 2010 and excludes letters of credit in the amount of $1.7 million.
(2)	Includes interest payments not included in the balance sheet.
(3)	These obligations are cancelable by us upon advance notice.

New Accounting Pronouncements

See Note E to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on either a prime rate or the London Interbank Offered Rate. At June 30, 2006, we had $35.2 million outstanding pursuant to our Facility including letters of credit of $1.7 million. Assuming the outstanding balance at June 30, 2006 were to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.3 million. We record derivative financial instruments, if any, in the balance sheet as either an asset or a liability at fair value, with classification as current or long-term depending on the duration of the instrument.

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

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” in Item 1A of that report. There were no material changes in these risks during the quarter ended June 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2004, we publicly announced that our Board of Directors has authorized the repurchase of up to 500,000 shares of our outstanding Common Stock over a three-year period ending October 19, 2007. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization. There were no shares repurchased during the second quarter of 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2006	--	$--	--	494,000
May 1 – May 31, 2006	--	$--	--	494,000
June 1 – June 30, 2006	--	$--	--	494,000

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

The annual meeting of stockholders of the Company was held on May 3, 2006. At the meeting, the stockholders elected the people set forth in the table below to serve as directors for a term expiring at the 2009 Annual Meeting of Stockholders:

	Votes	Votes	Broker
Nominee	For	Withheld	Non-votes
Jerry D. Orler	7,962,019	2,715,751	--
Terry A. Elliot	10,363,763	313,999	--
Richard B. Beauchamp	10,588,206	89,556	--

At the meeting, the stockholders approved an amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.01 per share, from 16,000,000 to 30,000,000. The votes on such approval are set forth in the table below:

	Votes	Votes		Broker
Matter Voted Upon	For	Against	Abstentions	Non-votes
Increase in Authorized Shares	9,958,025	714,371	5,374	--

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date	July 27, 2006	By	/s/ Robert M. Powell
Robert M. Powell
Chairman and Chief Executive Officer

Date	July 27, 2006	By	/s/ Jerry D. Orler
Jerry D. Orler
President

Date	July 27, 2006	By	/s/ Clifton R. Beckham
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