Form 10-Q
period 2006-09-30
USA TRUCK INC
filed 2006-10-26
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer	____	Accelerated Filer	__X__	Non-Accelerated Filer	_____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	No	X

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of October 24, 2006 is 11,468,922.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
	September 30,	December 31,
	2006	2005 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$7,096	$994
Accounts receivable:
Trade, less allowances of $105 in 2006 and $104 in 2005	46,493	45,105
Other	7,208	6,106
Inventories	766	638
Deferred income taxes	2,243	2,329
Prepaid expenses	4,770	5,619
Total current assets	68,576	60,791

Property and equipment:
Land and structures	30,906	30,320
Revenue equipment	317,503	284,138
Service, office and other equipment	17,553	17,825
	365,962	332,283
Accumulated depreciation and amortization	(95,895)	(85,161)
	270,067	247,122
Other assets	158	166
Total assets	$338,801	$308,079

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$16,483	$7,416
Trade accounts payable	15,235	6,253
Current portion of insurance and claims accruals	6,254	7,779
Accrued expenses	14,569	10,525
Current maturities of long-term debt and capital leases	24,932	19,700
Note payable	--	1,943
Total current liabilities	77,473	53,616

Long-term debt and capital leases, less current maturities	57,587	67,589
Deferred income taxes	38,428	33,620
Insurance and claims accruals, less current portion	3,130	3,421

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000 shares in 2006 and 16,000 shares in 2005; issued 11,466 shares in 2006 and 11,415 shares in 2005	115	114
Additional paid-in capital	61,875	62,086
Retained earnings	100,201	88,979
Less treasury stock, at cost (1 share in 2006 and 3 shares in 2005)	(8)	(60)
Unearned compensation	--	(1,286)
Total stockholders’ equity	162,183	149,833
Total liabilities and stockholders’ equity	$338,801	$308,079

(1)The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue:
Trucking revenue	$94,558	$90,552	$280,782	$265,785
USA Logistics revenue	2,139	4,996	12,326	13,740
Base revenue	96,697	95,548	293,108	279,525
Fuel surcharge revenue	23,105	17,607	62,843	42,086
Total revenue	119,802	113,155	355,951	321,611

Operating expenses and costs:
Salaries, wages and employee benefits	38,804	36,323	114,793	105,959
Fuel and fuel taxes	37,449	32,495	106,752	86,338
Depreciation and amortization	11,798	10,576	34,611	30,788
Insurance and claims	7,266	5,844	19,885	18,217
Operations and maintenance	5,489	5,334	16,296	15,808
Purchased transportation	3,447	6,515	16,234	19,053
Operating taxes and licenses	1,588	1,563	4,901	4,614
Communications and utilities	857	828	2,523	2,370
Gain on disposal of revenue equipment, net	(71)	(219)	(498)	(900)
Other	5,695	5,053	16,558	14,515
Total operating expenses and costs	112,322	104,312	332,055	296,762
Operating income	7,480	8,843	23,896	24,849
Other expenses (income):
Interest expense	1,065	1,202	3,093	3,928
Other, net	(30)	24	(92)	23
Total other expenses, net	1,035	1,226	3,001	3,951
Income before income taxes	6,445	7,617	20,895	20,898
Income tax expense	3,030	3,396	9,673	9,608

Net income	$3,415	$4,221	$11,222	$11,290

Per share information:
Average shares outstanding (Basic)	11,389	10,270	11,373	9,603
Basic earnings per share	$0.30	$0.41	$0.99	$1.18

Average shares outstanding (Diluted)	11,558	10,590	11,595	9,899
Diluted earnings per share	$0.30	$0.40	$0.97	$1.14

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury	Unearned
	Shares	Value		Earnings	Stock	Compensation	Total
Balance at December 31, 2005	11,415	$114	$62,086	$88,979	$(60)	$(1,286)	$149,833

Exercise of stock options	51	1	423	--	--	-- --	424
Tax benefit on exercise of stock options	--	--	40	--	--	--	40
Sale of 2 shares of Treasury Stock to Employee Stock Purchase Plan	--	--	21	--	52	--	73
Stock-based compensation	--	--	591	--	--	--	591
Elimination of unearned compensation	--	--	(1,286)	--	--	1,286	--
Net income for 2006	--	--	--	11,222	--	--	11,222
Balance at September 30, 2006	11,466	$115	$61,875	$100,201	$(8)	$--	$162,183

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$11,222	$11,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,611	30,788
Provision for doubtful accounts	11	84
Deferred income taxes	4,894	2,661
Excess tax benefit from exercise of stock options	(40)	24
Stock-based compensation	591	676
Gain on disposal of property and equipment	(498)	(900)
Changes in operating assets and liabilities:
Accounts receivable	(2,501)	(6,488)
Inventories and prepaid expenses	721	1,405
Trade accounts payable and accrued expenses	13,064	3,333
Insurance and claims accruals	(1,816)	(516)
Net cash provided by operating activities	60,259	42,357

Investing activities
Purchases of property and equipment	(82,432)	(44,684)
Proceeds from sale of property and equipment	25,374	19,369
Change in other assets	8	(13)
Net cash used in investing activities	(57,050)	(25,328)

Financing activities
Borrowings under long-term debt	143,619	138,700
Principal payments on long-term debt	(132,188)	(183,243)
Principal payments on capitalized lease obligations	(16,201)	(18,892)
Principal payments on note payable	(1,943)	(3,084)
Net increase in bank drafts payable	9,069	4,525
Proceeds from stock options	424	254
Excess tax benefit from exercise of stock options	40	--
Proceeds from sale of treasury stock	73	99
Proceeds from issuance of common stock, net	--	47,327
Net cash provided by (used in) financing activities	2,893	(14,314)

Increase in cash and cash equivalents	6,102	2,715
Cash and cash equivalents:
Beginning of period	994	1,189
End of period	$7,096	$3,904

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,919	$4,382
Income taxes	1,785	3,669
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	$--	$24,594

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three month and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon. Base revenue in the consolidated statements of income represents revenue excluding this fuel surcharge revenue.

NOTE B – REVENUE RECOGNITION

Revenue generated by our Trucking segment is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5. Expenses are recognized as incurred.

Revenue generated by our USA Logistics segment is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor. Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

NOTE C – STOCK-BASED COMPENSATION

The current equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan. There are also two plans under which options remain outstanding, but no new options may be granted, which are our Employee Stock Option Plan and our 1997 Nonqualified Stock Option Plan for Nonemployee Directors. We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 950,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this plan for less than the fair market value of the Common Stock as defined in the plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. These grants generally vest ratably over five years. The option price under this plan is the fair market value of our common stock at the date the options were granted, except that the exercise prices of options granted to our CEO are equal to 110% of the fair market value of our common stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of September 30, 2006. At September 30, 2006, approximately 597,200 shares were available for granting future options under this plan.

Prior to January 1, 2006, we accounted for our incentive and nonqualified stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equaled the market price of the underlying stock on the grant date, no compensation expense was recorded. We had adopted the disclosure-only provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation cost for our incentive and nonqualified stock options was recognized in the Consolidated Statements of Income for the nine months ended September 30, 2005. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated. Compensation cost recognized in the first nine months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three and nine months ended September 30, 2006, we recognized approximately $0.1 million and $0.3 million, respectively, in compensation expense related to incentive and non-qualified stock options granted under our plans.

The 2003 Restricted Stock Award Plan allows us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which have been awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. Prior to the adoption of SFAS 123(R) on January 1, 2006, we recorded any unamortized compensation related to the restricted stock options as unearned compensation in equity. At December 31, 2005, we had $1.3 million in unearned compensation, which was subsequently eliminated from Additional Paid-In Capital in compliance with SFAS 123(R). Also, prior to the adoption of SFAS 123(R) on January 1, 2006, we adjusted the amount of compensation expense each quarter based on changes in the market value of our Common Stock. Upon adoption of SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. The amount recognized is amortized over the vesting period. As a result of these changes, and because we were amortizing fewer shares under our Restricted Stock Award Plan in the third quarter of 2006 as compared to the third quarter of 2005, the stock-based compensation that we recognized related to our restricted stock awards decreased from $0.2 million for the three months ended September 30, 2005 to $0.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2005 and 2006, the compensation expense related to our restricted stock awards decreased from $0.7 million to $0.3 million, respectively.

Because of the decrease in the amount of stock-based compensation expense related to our Restricted Stock Award Plan, the total stock-based compensation expense we recorded was $0.01 million and $0.08 million less for the three and nine months ended September 30, 2006, respectively, than was recorded in the same periods of 2005. The adoption of SFAS 123(R) had no effect on our basic and diluted earnings per share for the quarter ended September 30, 2006.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended September 30, 2006, approximately $0.04 million of excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

The following assumptions were used to value the outstanding stock options:

	2006	2005
Dividend yield	0%	0%
Expected volatility	46.9% - 51.8%	28.6% - 31.0%
Risk-free interest rate	4.4% - 5.0%	3.3% - 4.7%
Expected life	2 to 7 years	2 to 9 years

The following table illustrates the pro forma effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123(R) to options granted under our stock option plans in the periods presented. For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant and amortized to expense over the option’s vesting periods.

	(in thousands, except per share amounts)
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income	$4,221	$11,290
Stock-based compensation expense included in the Consolidated Statements of Income, net of tax	112	408
Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(184)	(625)
Pro forma net income	$4,149	$11,073
Basic earnings per share, as reported	$0.41	$1.18
Pro forma basic earnings per share	$0.40	$1.15
Diluted earnings per share, as reported	$0.40	$1.14
Pro forma diluted earnings per share	$0.39	$1.12

At September 30, 2006, we had 387,250 outstanding stock options with a weighted average exercise price of $13.91. There were 160,250 vested options. The weighted average remaining contractual life of the vested options is approximately 1.1 years.

Information related to option activity for the nine months ended September 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	448,100	$12.86
Granted	11,000	26.24
Exercised	(51,550)	8.21
Cancelled/forfeited/expired	(20,300)	11.85
Outstanding at September 30, 2006	387,250	13.91	2.7	$5,385,591
Exercisable at September 30, 2006	160,250	$11.65	1.1	$1,867,386

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 29, 2006 (the last trading day of the quarter) was $19.05.

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of September 30, 2006 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$5.44	10,900	0.8	10,900
5.98	6,000	1.0	6,000
7.52	3,000	1.4	3,000
11.47	202,000	2.5	75,400
12.10	38,700	1.4	38,700
12.62	15,000	1.6	5,000
12.66	16,000	2.8	6,400
13.31	5,700	0.3	5,700
16.08	8,250	2.0	1,500
22.54	70,700	4.6	7,650
22.93	6,000	3.1	--
30.22	5,000	4.3	--
	387,250	2.7	160,250

As of September 30, 2006, we had $0.7 million and $0.5 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years for stock options and 1.7 years for restricted stock.

NOTE D – SEGMENT REPORTING

In the past, we organized our five operating divisions into three operating segments, which we aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Due to the evolution of our business over the past few years, during the quarter ended June 30, 2006 we reclassified our five divisions into two segments, Trucking and USA Logistics, which we aggregate into one segment for financial reporting purposes in accordance with SFAS 131. We have reformatted our Consolidated Statements of Income to add disclosures regarding the portion of our base revenue attributable to each of our two segments. Trucking consists of our General Freight division and two divisions -- Regional Freight and Dedicated Freight -- through which we provide services that are a variation of the truckload freight services we provide through General Freight. USA Logistics consists of our Freight Brokerage and Third Party Logistics divisions.

Our decision to aggregate our two operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of our divisions and our centralized internal management structure. Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics include, for example, revenue per mile and miles per tractor per week. While the Third Party Logistics and Freight Brokerage divisions of our operations do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

The services we provide through all five divisions relate to the transportation of truckload quantities of general freight for customers in a variety of industries, and they generate revenue, and to a great extent incur expenses, primarily on a per mile basis. In addition, the two divisions within the USA Logistics segment are intended to provide services complementary to our Trucking services, primarily to existing customers of our Trucking segment. A majority of the customers of USA Logistics have also engaged us to provide services through one or more of our Trucking divisions. Our USA Logistics segment represents a relatively minor part of our business, generating approximately 2% and 4% of our total base revenue for the three and nine months ended September 30, 2006, respectively, and less than 10% of total base revenue in each of the last three fiscal years.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are among the many accounting pronouncements that require fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. SFAS 157 is not expected to have a material impact upon our financial position, results of operations and cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN

48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 and utilizes a two-step approach for evaluating those positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard or are otherwise resolved to qualify for recognition. Derecognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material impact upon our financial position, results of operations and cash flows.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for our nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 has not had and is not expected to have a material impact upon our financial position, results of operations and cash flows since its adoption.

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)
	September 30,	December 31,
	2006	2005
Salaries, wages, bonuses and employee benefits	$6,003	$4,863
Purchased transportation payable	716	1,032
Taxes payable	5,141	2,076
Other (1)	2,709	2,554
Total accrued expenses	$14,569	$10,525

(1)	As of September 30, 2006 and December 31, 2005, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

We record derivative financial instruments in the balance sheets as either an asset or liability at fair value, with classification as current or long-term depending on the duration of the instrument.

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

We recorded no gain or loss for the quarters and for the nine months ended September 30, 2006 and 2005 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income was comprised of net income plus the market value adjustment on our interest rate swap that expired on March 27, 2005, which was designated as a cash flow hedge. Comprehensive income consists of the following:

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$3,415	$4,221	$11,222	$11,290
Change in fair value of interest rate swap, net of income taxes	--	--	--	(8)
Total comprehensive income	$3,415	$4,221	$11,222	$11,282

NOTE I - NOTE PAYABLE

At December 31, 2005, we had an unsecured note payable of $1.9 million that matured on September 1, 2006 and bore interest at an annual rate of 4.4%. This note payable was used to finance a portion of our annual insurance premiums.

NOTE J – LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)
	September 30,	December 31,
	2006	2005
Revolving credit agreement (1)	$25,000	$13,569
Capitalized lease obligations (2)	57,519	73,720
	82,519	87,289
Less current maturities	24,932	19,700
Long-term debt and capital leases, less current maturities	$57,587	$67,589

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be further reduced by a borrowing base limit as defined in the Facility. At September 30, 2006, we had approximately $73.3 million available under the Facility. The Facility matures on September 1, 2010. The Facility can also be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at September 30, 2006 was 6.7%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At September 30, 2006, the rate was 0.2% per annum. The Facility is collateralized by accounts receivable and otherwise unencumbered revenue equipment. We had outstanding letters of credit of approximately $1.7 million at September 30, 2006. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $129.9 million at September 30, 2006. We were in compliance with these covenants at September 30, 2006. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value.

(2)

Our capitalized lease obligations have various termination dates extending through March 2009 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 2.4% to 4.5% at September 30, 2006. The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE K – LEASES AND COMMITMENTS

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

As of September 30, 2006, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $23.9 million for the remainder of 2006 and $11.9 million in 2007. We may cancel these commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date. In addition, we had purchase obligations of approximately $0.2 million related to facility expansions contracted for the remainder of 2006. On October 9, 2006 we entered into a purchase obligation of approximately $1.5 million related to facility expansions.

NOTE L – INCOME TAXES

During the quarters ended September 30, 2006 and 2005, our effective tax rates were 47.0% and 44.6%, respectively. During the nine months ended September 30, 2006 and 2005, our effective tax rates were 46.3% and 46.0%, respectively. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pretax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

NOTE M – EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net Income	$3,415	$4,221	$11,222	$11,290

Denominator:

Denominator for basic earnings per share – weighted average shares	11,389	10,270	11,373	9,603

Effect of dilutive securities:
Restricted Stock Award Plan	65	80	68	85
Employee stock options	104	240	154	211
	169	320	222	296
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	11,558	10,590	11,595	9,899
Basic earnings per share	$0.30	$0.41	$0.99	$1.18
Diluted earnings per share	$0.30	$0.40	$0.97	$1.14
Anti-dilutive employee stock options	82	--	82	--

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

NOTE P – RECLASSIFICATION

Certain reclassifications have been made in the financial statements to conform to the current year’s presentation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as increases in our base revenue and the growth in our Regional Freight division. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of customers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” in Item 1A of that report, and updates, if any, to that information are included in Item 1A in Part II of this report.

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

We previously organized our divisions into three segments, as described in “Item 7a. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. Due to the evolution of our business over the past few years, we reclassified our five divisions into two segments for internal reporting and monitoring purposes during the quarter ended June 30, 2006. The information we present in this report reflects this change. In addition, we have reformatted our Consolidated Statements of Income to add disclosure regarding the portion of our base revenue attributable to each of our two segments.

The five divisions are classified into the Trucking segment (“Trucking”) and USA Logistics segment (“USA Logistics”). Trucking includes those transportation services in which we use Company-owned tractors or owner-operator tractors. USA Logistics consists of services such as transportation scheduling, routing and mode selection, which typically do not involve the use of Company-owned or owner-operator equipment. Both Trucking and USA Logistics have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

Substantially all of our base revenue from both segments is generated by transporting, or arranging for the transportation of, freight for customers, and is predominantly affected by the rates per mile received from our customers and similar operating costs. For the nine months ended September 30, 2006 and 2005, Trucking base revenue represented 95.8% and 95.1% of base revenue, respectively, with remaining base revenue being generated through USA Logistics.

We generally charge customers for our services on a per-mile basis. Currently, our most challenging costs include recruiting, retaining and compensating qualified drivers, insurance and claims, fuel and capital equipment costs.

We refer to our five divisions as General Freight, Regional Freight, Dedicated Freight, Freight Brokerage and Third Party Logistics.

Trucking. Trucking includes three divisions providing the following services to our customers:

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

•

Dedicated Freight. Our Dedicated Freight division is a variation of our General Freight and Regional Freight divisions, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our Dedicated Freight division aids in driver recruitment and retention.

USA Logistics. USA Logistics includes two divisions providing the following services to our customers:

•	Freight Brokerage. Our Freight Brokerage division matches customer shipments with available equipment of other carriers when it is not feasible to use our own equipment.
•

Third Party Logistics. Our Third Party Logistics division provides a variety of freight handling services for our customers, including arranging for the transportation of freight, scheduling, routing and mode selection.

Our Freight Brokerage and Third Party Logistics divisions provide complementary services to Trucking. We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a majority of our Freight Brokerage and Third Party Logistics customers have also engaged us to provide Trucking services.

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

The most significant accounting policies and estimates that affect our financial statements include the following:

•

Revenue recognition and related direct expenses based on relative transit time in each period. Revenue generated by Trucking is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5. Expenses are recognized as incurred.

Revenue generated by USA Logistics is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor. Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

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

Results of Operations

Executive Overview

The following executive overview is presented comparing the financial results of the three months ended September 30, 2006 to the three months ended September 30, 2005.

Freight demand was noticeably down during what is historically a strong quarter. While demand was steady throughout the second half of the quarter, we did not experience increasingly robust volumes in the mid-August through September timeframe as we typically do.

Evidence of that soft shipping environment is found in our increased empty mile factor, which is traditionally a good barometer of freight availability. The softer demand, along with the operational challenges created by last fall’s U.S. Department of Transportation Hours of Service rule changes, resulted in fewer miles per tractor per week.

We saw mixed results among our operating segments:

•

In our Trucking divisions, Regional Freight led the way with 41.9% base revenue growth. Despite the more challenging freight environment, Regional Freight improved in every key statistical category, including empty miles, revenue per mile, tractor count, miles per tractor per week and unmanned tractors. Overall it produced 15.2% more base revenue per tractor per day over the comparable quarter last year compared to a 1.6% improvement for Dedicated Freight and a 1.8% reduction for General Freight. We intend to continue aggressively growing our Regional Freight division at a faster pace than our other Trucking divisions and working to further improve its operating model. Specifically, we plan to open our third Regional Freight operation in the Southeast U.S. during the first quarter of next year. We currently provide Regional Freight services in two regions, the Midwest and Southwest U.S.

•

In our USA Logistics divisions, we completed our strategic exit from the more complex portion of the third party logistics market during the third quarter. That has enabled us to focus our expertise and considerable technology on small to medium third party logistics customer engagements, which we intend to pursue aggressively in the coming years. We will also focus more resources on growing our Freight Brokerage division, which had a revenue increase of 11.5% this quarter. Overall, base revenue from USA Logistics was roughly half of what it was in the comparable quarter of 2005.

Our margin improvement momentum has been slowed by the headwinds of the moderating macro economy in North America, and the resulting lack of revenue volume has put additional pressure on our operating margins. However, with a few exceptions, we are generally pleased with the continued progress in our cost structure and most of the fundamental operating factors in our business.

•

We still see room for improvement in our insurance and claims costs, which were adversely impacted this quarter by a spike in the frequency of vehicular accident claims. We continue to work diligently to improve our accident prevention. And, we are pleased to announce that our efforts over the past year have yielded tangible benefits, as our October 1, 2006 insurance policy renewals will positively affect operating margins beginning in the fourth quarter by at least 40 basis points of base revenue.

•

We are continuing to experience increased cost pressures associated with recruiting, compensating and retaining qualified driver employees. We have been successful at hiring the necessary numbers of driver employees to grow our fleet, but our driver turnover has crept slightly higher this year. The result has been increased costs to replace departed driver employees, fewer tractor additions than originally forecasted and increased unmanned tractors.

We will continue our efforts to improve both of these cost areas. They are the keys to achieving our long-term goals of 15% annual base revenue growth and an 88% operating ratio.

Our balance sheet continues to improve and is the strongest that is has been this decade. Total assets and equity continue to grow and total debt has been reduced. The balance sheet improvement has occurred as we have lowered the average age of our tractor and trailer fleets to near historical lows, which has yielded in the current year-to-date period the lowest maintenance costs per mile in our public history. The strength of the balance sheet and the well-managed condition of our fleet provide us with flexibility as we head into a moderating economic climate and approach the 2007 EPA mandated emission standards.

Our approach to managing USA Truck has not changed just because freight is not as plentiful as it was last year. We remain focused on the long-term, attentive to details, conscious of cost pressures and mindful that our shareholders expect and deserve an adequate return on their investments. We believe that the disparity between the discounted valuation the market has assigned to our stock and the higher valuations given to many of our industry peers is unjustified based on our operating performance and model. Thus, during the fourth quarter, we will explore various strategic initiatives to bolster shareholder returns and to narrow that gap in valuations. Initiatives to be considered include, among other things, recapitalization, refinancing, reorganization, share repurchases, acquisitions, dividends and other corporate transactions.

Note Regarding Presentation

By agreement with our customers, and consistent with industry practice, we add a graduated surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed upon baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have used base revenue, which excludes the fuel surcharge revenue, and instead taken the fuel surcharge as a credit against the fuel and fuel taxes line item in the table below.

We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Data regarding both total revenue, which includes the fuel surcharge, and base revenue, which excludes the fuel surcharge, is included in the consolidated statements of income included in this report.

Base revenues from our Freight Brokerage and Third Party Logistics divisions have fluctuated in recent periods. These services do not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue. Since changes in Freight Brokerage and Third Party Logistics revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.

RESULTS OF OPERATIONS – COMBINED SERVICES

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our consolidated statements of income and accompanying notes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	40.1	38.0	39.2	37.9
Fuel and fuel taxes (1)	14.8	15.6	15.0	15.8
Depreciation and amortization	12.2	11.1	11.8	11.0
Insurance and claims	7.5	6.1	6.8	6.5
Operations and maintenance	5.7	5.5	5.5	5.7
Purchased transportation	3.6	6.8	5.5	6.8
Operating taxes and licenses	1.7	1.6	1.7	1.7
Communications and utilities	0.9	0.9	0.9	0.8
Gain on disposal of revenue equipment, net	(0.1)	(0.2)	(0.2)	(0.3)
Other	5.9	5.3	5.6	5.2
Total operating expenses and costs	92.3	90.7	91.8	91.1
Operating income	7.7	9.3	8.2	8.9
Other expenses:
Interest expense	1.0	1.3	1.1	1.4
Other, net	--	--	--	--
Total other expenses, net	1.0	1.3	1.1	1.4
Income before income taxes	6.7	8.0	7.1	7.5
Income tax expense	3.2	3.6	3.3	3.5
Net income	3.5%	4.4%	3.8%	4.0%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Our base revenue grew 1.2% from $95.5 million to $96.7 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $3.4 million, or 3.5% of base revenues, for the third quarter of 2006 as compared to $4.2 million, or 4.4% of base revenues for the third quarter of 2005.

Overall, our operating ratio increased by 1.6 percentage points of base revenue to 92.3% due primarily to lower freight volumes and as a result of the following factors.

The salaries, wages and employee benefits operating expense line increased by 2.1 percentage points of base revenue primarily due to a 5.1% increase in driver compensation per mile. We have been steadily increasing driver pay for the past few years to stay competitive in the marketplace and ensure that we maintain an adequate supply of qualified drivers to achieve our growth goals.

The fuel and fuel taxes operating expense line decreased by 0.8 percentage points of base revenue. The improvement was made possible primarily by the continued efficiency of our fuel surcharge program, and to a lesser extent, by our efforts to increase fuel economy through various management programs. This improvement came despite a 14.2% increase in the average cost of diesel fuel.

The depreciation and amortization operating expense line increased by 1.1 percentage points of base revenue primarily due to a decrease in tractor utilization and an increased cost of new tractors equipped with EPA mandated emission-compliant engines.

The insurance and claims operating expense line increased by 1.4 percentage points of base revenue due primarily to a spike in the frequency of vehicular accident claims and, to a lesser extent, an increase in the expense associated with bodily injury and property damage claims.

The purchased transportation expense line decreased by 3.2 percentage points of base revenue due primarily to the decrease in carrier expense associated with our Third Party Logistics division. At the end of the quarter we completed our strategic exit from the more complex portion of the third party logistics market.

Interest expense decreased by 0.3 percentage points of base revenue due primarily to our stock offering completed in August 2005, which provided net proceeds of $47.3 million that were used to retire long-term debt. Our total debt decreased 16.3% from $98.5 million at September 30, 2005 to $82.5 million at September 30, 2006.

Our effective tax rate increased from 44.6% in 2005 to 47.0% in 2006. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Our base revenue grew 4.9% from $279.5 million to $293.1 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $11.2 million, or 3.8% of base revenues, for the first nine months of 2006 as compared to $11.3 million, or 4.0% of base revenues for the first nine months of 2005.

Overall, our operating ratio increased by 0.7 percentage points of base revenue to 91.8% due to a decrease in tractor utilization and as a result of the following factors.

The salaries, wages and employee benefits operating expense line increased by 1.3 percentage points of base revenue compared to the same time period of 2005. This is primarily due to a 4.5% increase in driver compensation per mile. We have been steadily increasing driver pay for the past few years to stay competitive in the marketplace and ensure that we maintain an adequate supply of qualified drivers to achieve our growth goals.

The fuel and fuel taxes operating expense line decreased by 0.8 percentage points of base revenue. The improvement was made possible primarily by the continued efficiency of our fuel surcharge program and, to a lesser extent, by our efforts to increase fuel economy through various management programs. This improvement came despite a 20.3% increase in the average cost of diesel fuel.

The depreciation and amortization operating expense line increased by 0.8 percentage points of base revenue primarily due to a decrease in tractor utilization and an increased cost of new tractors equipped with EPA mandated emission-compliant engines.

The purchased transportation expense line decreased by 1.3 percentage points of base revenue due primarily to the decrease in carrier expense associated with our Third Party Logistics division. At the end of the quarter we completed our strategic exit from the more complex portion of the third party logistics market.

Interest expense decreased by 0.3 percentage points of base revenue due primarily to our stock offering completed in August 2005, which provided net proceeds of $47.3 million that were used to retire long-term debt.

Our effective tax rate increased from 46.0% in 2005 to 46.3% in 2006. Income tax expense varies from the amount computed by applying the federal tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

RESULTS OF OPERATIONS – TRUCKING

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Key Operating Statistics:

	Three Months Ended September 30, 2006
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	59,510	5,886	6,388	71,784
Empty mile factor (2)	10.0%	13.1%	3.6%	9.7%
Base revenue per loaded mile	$1.46	$1.56	$1.41	$1.46
Average number of tractors (3)	2,041	224	257	2,522
Average miles per tractor per period	29,157	26,278	24,857	28,463
Average miles per tractor per week	2,314	2,086	1,973	2,259
Average miles per trip (4)	951	534	549	841
Average unmanned tractor percentage (5)	4.9%	4.5%	9.4%	5.3%
Base revenue per truck per week	$3,028	$2,832	$2,682	$2,976

	Three Months Ended September 30, 2005
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	59,201	4,418	7,979	71,598
Empty mile factor (2)	9.1%	13.7%	3.4%	8.7%
Base revenue per loaded mile	$1.40	$1.48	$1.24	$1.39
Average number of tractors (3)	1,910	179	282	2,371
Average miles per tractor per period	30,995	24,680	28,295	30,197
Average miles per tractor per week	2,421	1,928	2,211	2,359
Average miles per trip (4)	943	520	557	835
Average unmanned tractor percentage (5)	4.1%	7.3%	8.5%	4.9%
Base revenue per truck per week	$3,084	$2,459	$2,639	$2,985

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 4.4% to $94.6 million. The increase was the result of several factors:

•

Regional Freight base revenue grew 41.9%. Despite the more challenging freight environment, Regional Freight improved in every key statistical category including empty miles, base revenue per mile, tractor count, miles per tractor per week and unmanned tractors. Overall it produced 15.2% more base revenue per tractor per week over the corresponding quarter in 2005. We are beginning to see the potential of our Regional Freight division as it continues to grow and become a larger portion of our business. We intend to continue aggressively growing our Regional Freight division at a faster pace than our other Trucking divisions and working to further improve its operating model. We plan to open another regional market in the Southeast in the first quarter of next year.

•

Dedicated Freight showed a 1.6% improvement in base revenue per tractor per week due to an increase of 13.7% in base revenue per loaded mile. This improvement was offset by a 10.8% decrease in miles per tractor per week. Over the past year we have made several changes to our customer mix by adding new customers and removing less profitable customers. This change in customer mix and a challenging driver recruitment and retention environment had a negative impact on our unmanned tractor percentage.

•

General Freight’s base revenue per tractor per week decreased 1.8%. General Freight’s decrease was primarily due to a 4.4% decrease in miles per tractor per week. General Freight was able to increase base revenue per mile by 4.3%. Our General Freight division model is more dependent on miles per tractor per week, thus it was impacted more by softer freight demand and the U.S. Department of Transportation Hours of Service rules than our other Trucking divisions.

•

Overall, we grew the average size of our Trucking tractor fleet by 6.4%. We grew the average size of the Company-owned tractor fleet by 6.4% to 2,505 tractors and our owner-operator fleet by 6.3% to 17 tractors.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Key Operating Statistics:

	Nine Months Ended September 30, 2006
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	180,670	16,607	19,173	216,451
Empty mile factor (2)	10.1%	13.0%	3.9%	9.7%
Base revenue per loaded mile	$1.44	$1.54	$1.36	$1.44
Average number of tractors (3)	2,052	212	229	2,493
Average miles per tractor per period	88,046	78,336	83,725	86,823
Average miles per tractor per week	2,317	2,061	2,203	2,285
Average miles per trip (4)	941	544	578	845
Average unmanned tractor percentage (5)	3.9%	6.2%	9.7%	4.6%
Base revenue per truck per week	$2,994	$2,761	$2,886	$2,964

	Nine Months Ended September 30, 2005
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	175,434	11,411	25,801	212,646
Empty mile factor (2)	9.2%	13.6%	3.2%	8.7%
Base revenue per loaded mile	$1.39	$1.47	$1.22	$1.37
Average number of tractors (3)	1,871	166	283	2,320
Average miles per tractor per period	93,765	68,741	91,170	91,658
Average miles per tractor per week	2,467	1,809	2,399	2,412
Average miles per trip (4)	936	515	569	832
Average unmanned tractor percentage (5)	3.1%	9.0%	6.0%	3.9%
Base revenue per truck per week	$3,105	$2,291	$2,841	$3,015

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 5.6% to $280.8 million due to the reasons discussed below.

•

Regional Freight base revenue grew 53.9%. Despite the more challenging freight environment, Regional Freight improved in every key statistical category including empty miles, revenue per mile, tractor count, miles per tractor per week and unmanned tractors. Overall it produced 20.5% more base revenue per tractor per week over the corresponding period in 2005. We are beginning to see the potential of our Regional Freight division as it continues to grow and become a larger portion of our business. We intend to continue aggressively growing our Regional Freight division at a faster pace than our other Trucking divisions and working to further improve its operating model. We plan to open another regional market in the Southeast in the first quarter of next year.

•

Dedicated Freight showed a 17.8% decline due to a 19.1% decrease in the average number of tractors and an 8.2% decrease in miles per tractor per week. The decrease was partially offset by an increase of 11.5% in base revenue per loaded mile. Over the past year we have made several changes to our customer mix by adding new customers and removing less profitable customers. This change in customer mix and a challenging driver recruitment and retention environment had a negative impact on our unmanned tractor percentage.

•

General Freight’s base revenue per tractor per week decreased 3.6%. General Freight’s decrease was primarily due to a 6.1% decrease in miles per tractor per week. General Freight was able to increase base revenue per mile by 3.6%. Our General Freight division model is more dependent on miles per tractor per week, thus it was impacted more by softer freight demand and the U.S. Department of Transportation Hours of Service rules than our other Trucking divisions.

•

Overall, we grew the average size of our Trucking tractor fleet by 7.5%. We grew the average size of the Company-owned tractor fleet by 8.1% to 2,479 tractors, which was offset by a 48.1% decrease in our owner-operator fleet to 14 tractors.

RESULTS OF OPERATIONS – USA LOGISTICS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Base Revenue

Base revenue from USA Logistics decreased by 57.2% to $2.1 million. Freight Brokerage base revenue grew to $1.8 million, an 11.5% increase. We have been strategically redeploying our resources this year toward less complex third party logistics services in which we can provide a level of on-time, quality service commensurate with Trucking. As a result, our Third Party Logistics revenue decreased by 90.0% to $0.3 million. We intend to continue aggressively growing Freight Brokerage and pursuing less of the complex portion of the third party logistics market.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Base Revenue

Base revenue from USA Logistics decreased by 10.3% to $12.3 million. Freight Brokerage base revenue grew to $6.2 million, a 31.2% increase. We have been strategically redeploying our resources this year toward less complex third party logistics services in which we can provide a level of on-time, quality service commensurate with Trucking. Our Third Party Logistics revenue decreased by 32.3% to $6.1 million.

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

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into operating leases that are not reflected in our balance sheet.

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Amended and Restated Senior Credit Facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. We had $73.3 million available under our Facility at September 30, 2006 and $20.0 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Cash Flows
	(in thousands)
	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$60,259	$42,357
Net cash used in investing activities	(57,050)	(25,328)
Net cash provided by (used in) financing activities	2,893	(14,314)

Cash generated from operations increased $17.9 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The change was primarily due to increased accounts payable and accrued expenses related to tractor and trailer purchases, improvement in the aging of our accounts receivable, increased deferred income taxes and higher depreciation and amortization expense.

Cash used in investing activities increased $31.7 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to an increase in our net expenditures for revenue equipment as we execute an aggressive revenue equipment acquisition program in anticipation of the EPA’s emission control regulations that will go into effect in January 2007.

Cash provided by financing activities increased $17.2 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 as a result of an increase in outstanding checks not yet presented for payment and increased borrowings on our Amended and Restated Senior Credit Facility due to our revenue equipment acquisition program.

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

The Facility is collateralized by accounts receivable and otherwise unencumbered revenue equipment. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At September 30, 2006, $25.0 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the three months ended September 30, 2006, the effective interest rate was 6.8%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At September 30, 2006, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios. As of September 30, 2006, we were in compliance with the covenants.

Equity

At September 30, 2006, we had stockholders’ equity of $162.2 million and total debt of $82.5 million, resulting in a debt to total capitalization ratio of 33.7% compared to 37.3% at December 31, 2005.

On August 17, 2005, we issued and sold in an underwritten public offering 2.0 million shares of Common Stock in exchange for proceeds of $47.3 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds to repay outstanding borrowings under our Facility.

Purchases and Commitments

As of September 30, 2006, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $20.6 million for the remainder of 2006, approximately $16.6 million of which relates to revenue equipment acquisitions. We expect to use the balance of $4.0 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. We may cancel any or all of our revenue equipment purchase commitments by giving notice to the applicable vendor at least 75 days before the scheduled delivery date. During the nine months ended September 30, 2006, we made $57.1 million of net capital expenditures, including $55.8 million for revenue equipment purchases, $0.8 million for facility expansions and improvements and $0.5 million for other equipment. The following table represents our outstanding contractual obligations at September 30, 2006, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$25,000	$--	$--	$25,000	$--
Capital lease obligations (2)	60,226	26,626	33,600	--	--
Purchase obligations (3)	37,905	37,905	--	--	--
Rental obligations	1,644	494	590	210	350
Total	$124,775	$65,025	$34,190	$25,210	$350

(1)	Represents our Facility, which matures on September 1, 2010 and excludes letters of credit in the amount of $1.7 million.
(2)	Includes interest payments not included in the balance sheet.
(3)	Includes revenue equipment obligations which are cancelable by us upon advance notice.

New Accounting Pronouncements

See Note E to the financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on either a prime rate or the London Interbank Offered Rate. At September 30, 2006, we had $26.7 million outstanding pursuant to our Facility including letters of credit of $1.7 million. Assuming the outstanding balance at September 30, 2006 were to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.3 million. We record derivative financial instruments, if any, in the balance sheet as either an asset or a liability at fair value, with classification as current or long-term depending on the duration of the instrument.

Foreign Currency Exchange Rate Risk. We require customers to pay for our services in U.S. dollars. Although the Canadian Government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Commodity Price Risk. Fuel prices have fluctuated greatly and have generally increased in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which we will experience fuel price increases in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not have any long-term fuel purchase contracts, and we have not entered into any other hedging arrangements, that protect us against fuel price increases. Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. These costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

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

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” in Item 1A of that report. There were no material changes in these risks during the quarter ended September 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2004, we publicly announced that our Board of Directors has authorized the repurchase of up to 500,000 shares of our outstanding Common Stock over a three-year period ending October 19, 2007. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization. There were no shares repurchased during the third quarter of 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2006	--	$--	--	494,000
August 1 – August 31, 2006	--	$--	--	494,000
September 1 – September 30, 2006	--	$--	--	494,000

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

27

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

28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	October 26, 2006	By:	/s/ ROBERT M. POWELL
Robert M. Powell
Chairman and Chief Executive Officer

Date:	October 26, 2006	By:	/s/ JERRY D. ORLER
Jerry D. Orler
President

Date:	October 26, 2006	By:	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
Senior Vice President, Finance and Chief
Financial Officer

29

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

30