Form 10-K
period 2006-12-31
USA TRUCK INC
filed 2007-03-02
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[  X  ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2006

OR

[     ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

0-19858

(Commission file number)

USA Truck, Inc.

(Exact name of registrant as specified in its charter)

Delaware	71-0556971
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3200 Industrial Park Road
Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

(479) 471-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [	] No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [	] No [ X ]

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

Large Accelerated Filer	____	Accelerated Filer	__X__	Non-Accelerated Filer	_____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [	] No [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was $153,964,978 (the characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of February 26, 2007 is 11,497,022.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders	Part III
in connection with 2007 Annual Meeting

USA TRUCK, INC.

TABLE OF CONTENTS

Item No.	Caption	Page
	PART I
1.	Business	2
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	13
2.	Properties	13
3.	Legal Proceedings	13
4.	Submission of Matters to a Vote of Security Holders	13
	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
6.	Selected Financial Data	16
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A.	Quantitative and Qualitative Disclosure about Market Risk	29
8.	Financial Statements and Supplementary Data	31
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
9A.	Controls and Procedures	52
9B.	Other Information	52
	PART III
10.	Directors, Executive Officers and Corporate Governance	53
11.	Executive Compensation	54
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
13.	Certain Relationships and Related Transactions and Director Independence	54
14.	Principal Accountant Fees and Services	54
	PART IV
15.	Exhibits and Financial Statement Schedules	55
	Signatures	56

PART I

Item 1.	BUSINESS

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

Our truckload freight services, which we conduct through three divisions that comprise the Trucking segment of our operations, consist of transportation services in which we use Company-owned or owner-operator equipment for the pick-up and delivery of freight. Our General Freight division transports freight over irregular routes, with a medium length of haul, generally defined as between 800 and 1,200 miles per trip. Our Dedicated Freight division provides similar transportation services, but pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times. In the early 2000’s, a combination of customer demand for additional services, changes in freight distribution patterns and a desire to reduce the impact on our business of the more cyclical long-haul markets caused us to begin providing regional freight services. Our Regional Freight division, which we established in 2004, provides truckload transportation services with a length of haul of approximately 500 miles in areas surrounding three of our facilities. Our Regional Freight division allows us access to the large market for regional freight services and provides lifestyle advantages to our drivers. At December 31, 2006, our Trucking fleet consisted of 2,552 tractors and 6,770 trailers.

Through our Freight Brokerage and Third Party Logistics divisions, which comprise our USA Logistics operating segment, we provide services such as transportation scheduling, routing and mode selection, which typically do not involve the use of Company-owned or owner-operator equipment. We have traditionally provided these services primarily as supplemental services to customers who have also engaged us to provide truckload freight services. In 2006, we started strategically redeploying our resources and attention away from the more complicated third party logistics services and toward our Trucking and Freight Brokerage operations.

In November 2004, we received certification by TÜV America, an independent auditor, of conformance to the International Organization for Standardization’s 9001:2000 Quality Management Systems standard. ISO 9001:2000 is currently the most rigorous international standard for Quality Management and Assurance. The International Organization for Standardization is the source of the ISO 9000 and 14000 families of quality and environmental management standards, as well as multiple international standards for business, government and society. In achieving this certification, we have successfully identified and demonstrated our ability to meet customer requirements and enhance customer satisfaction.

We were incorporated in Delaware in September 1986 as a wholly owned subsidiary of ABF Freight System, Inc. and the Company was purchased by management in December 1988. The initial public offering of our Common Stock was completed in March 1992.

Our principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and our telephone number is (479) 471-2500.

Our internet address is http://www.usa-truck.com. You can review the filings we have made with the United States Securities and Exchange Commission (“SEC”) free of charge by linking directly from the Investor Relations section of our website to EDGAR, a database maintained by the SEC. EDGAR is the Electronic Data Gathering, Analysis and Retrieval system where you can find our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Strategic Objectives

During the fourth quarter of 2006 we re-examined our business strategies and, with the help of an advisor, developed a strategy that is designed to more closely manage our financial returns. There are six long-term strategic objectives that reflect a new perspective, yet complement our historical objectives.

▪

Earn our cost of capital. We will employ our own cost of capital as the basis for establishing internal rates of return criteria for capital investments. The goal is to produce returns on assets and invested capital that exceed our internal cost of capital.

▪

Improve our earnings consistency. Since our initial public stock offering, our earnings per share results have been inconsistent, which we believe has contributed to a disparity in valuations between our common stock and that of our peers. This inconsistency is caused by our relatively low outstanding share count and the volatility of various factors affecting our business including insurance and claims costs, availability of drivers and fluctuations in freight demand. We are developing processes internally to reduce variability in our business model as well as a number of margin improvement initiatives and marketing strategies.

▪

Margin expansion. Improving our operating ratio will continue to be a cornerstone of our strategy. Our benchmarking program provided us with the tools necessary to make significant improvements in several cost categories since the program’s implementation in 2002. We have reviewed margin improvement opportunities within our business and have identified, as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” four areas where our team believes further improvements are attainable over the next several years including improvement in some areas beyond our internal benchmarks.

▪

Long-term revenue growth. Historically, we have targeted 15% compounded annual base revenue growth and we have been successful achieving that goal. That rate of growth is becoming more difficult to sustain due to the shortage of qualified drivers in the industry, rising operating costs and our own size.

Our strategy going forward is to maintain 10% or better compounded annual base revenue growth. We believe this lower growth target is more realistic and, since our 1992-2006 compounded annual base revenue growth rate has been approximately 14%, it affords us some time to slow the growth in the near-term and improve our returns.

▪

Management equity stake. A significant portion of our management team’s compensation package is contingent upon performance goals. We believe that a healthy equity ownership position is a powerful motivator for improved efficiency. Management currently holds approximately 13% of our outstanding common stock and has the opportunity to increase that position over the next several years through various stock incentive plans.

▪

More effective communication with the investing public. As we have grown, so has our shareholder base. We were a private company prior to our 1992 initial public stock offering and insiders owned the majority of our stock throughout the 1990’s. We completed a follow-on offering of our stock in August 2005, as a result of which the number of holders of our common stock more than doubled, our trading volume increased dramatically and our market capitalization reached a new high.

We recently created an Investor Relations department and appointed a manager to implement it. Its purpose is to enhance the quality and timeliness of the information we provide to and receive from the investment community, which we believe may contribute positively to the market valuation of our stock.

Operating Objectives

Our operating strategy includes the following important elements:

▪

Provide superior service to shippers.  Our principal competitive strength is our ability and commitment to consistently provide superior service. Although price is a primary concern to all shippers, many of our customers are high-volume shippers that require a flexible and dependable source of motor carrier service. These customers often have specific requirements, including pickup or delivery within narrow time windows or real-time information about shipment status. Our strategy is to provide a premium service to meet these needs and to charge competitive rates for that service. Key elements of our premium service include the following:

▪	We are committed to consistent on-time performance and achieving on-time pick up and delivery more than 97.5% of the time. During 2006, we achieved on-time pick up and delivery 97.7% of the time.

▪	We provide twenty-four hours a day, seven days a week dispatching and maintenance services.

▪

We maintain trailer pools at strategic locations to minimize the time it takes to respond to a customer order. We also provide extra trailers to high-volume shippers for loading and unloading at their convenience.

▪	We have strict hiring and performance standards for our drivers and emphasize safety, customer satisfaction and on-time service in our training.

▪

Control costs through benchmarking.  Our goal is to achieve an operating ratio of 88% or below, which enhances our ability to generate profits and cash flow from our operations. To attain that goal, we are committed to a thorough cost-control system using benchmarks. We compare our current performance in more than 300 statistical areas with our performance in prior years. For 2006, our operating ratio was 93.1%.

▪

Gain operating efficiencies.  We are committed to earning premium rates that are commensurate with our superior service. To achieve the rates we desire, we utilize technology, leverage customer relationships and our premium service reputation and continually upgrade our freight mix by eliminating or repricing the least profitable trips.

▪

Adhere to disciplined equipment replacement cycles and maintenance schedules.  We believe that late model, well-maintained revenue equipment is essential to profitability, customer service, driver satisfaction and a positive public image. Our policy is to operate our tractors for 36 to 42 months and our trailers for 84 to 120 months before replacement, subject to temporary changes in response to market conditions. We believe that replacing equipment at those intervals generally yields the most economically feasible balance of maintenance costs and sale or trade-in values. We also perform preventive maintenance on our tractor and trailer fleets at regular intervals to improve their sale or trade-in values, to maintain driver satisfaction and to reduce long-term maintenance costs and customer service failures.

▪

Continue investing in new technology. We continually invest in new and upgraded technology to provide the most efficient service possible to our customers. We provide electronic data interchange arrangements with larger customers, real-time shipment status information, two-way satellite-based messaging and position-locating equipment in all of our tractors, operational software packages designed to enhance service and economic efficiencies and an interactive website providing load tendering and tracing to customers. We use a number of computing platforms to operate software packages such as satellite communications, load matching and optical document storage. We have developed many of our software applications internally, and believe these custom-developed software applications provide us flexibility that gives us a competitive advantage in the truckload industry.

▪

Develop our management team.  We are committed to developing a management team capable of leading our Company well into the future. We have invested time and resources to cultivate talent within our organization and believe that we have a management team in place to guide our business for the long term. Our management personnel are partially compensated with performance-based incentives and equity awards designed to provide managers with a long-term equity interest in the Company.

Industry and Competition

The trucking industry includes both private fleets and for-hire carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods. For-hire carriers include both truckload and less-than-truckload operations. Truckload carriers dedicate an entire trailer to one customer from origin to destination. Less-than-truckload carriers pick up multiple shipments from multiple shippers on a single truck and then route the goods through terminals or service centers, where freight may be transferred to other trucks with similar destinations for delivery. Truckload carriers typically transport shipments weighing more than 10,000 pounds, while less-than-truckload carriers typically transport shipments weighing less than 10,000 pounds.

We operate primarily in the highly fragmented for-hire truckload segment of the market. According to the U.S. Census Bureau, the general freight portion of this segment, excluding local cartage, accounted for revenues estimated at $84.6 billion in 2005. The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market. This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year. Measured by annual revenue, the 20 largest dry van truckload carriers accounted for approximately $23.1 billion, or approximately 27.3%, of the for-hire market in 2005. We were ranked number 19 of the largest dry van truckload carriers based on total revenue for 2005, according to Transport Topics. The industry continues to undergo consolidation. In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

We compete primarily with other truckload carriers, shipper-owned fleets and, to a lesser extent, railroads and less-than-truckload carriers. A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than we do. We also compete with truckload and less-than-truckload carriers for qualified drivers.

The principal means of competition in the truckload segment of the industry are service and price, with rate discounting being particularly intense during economic downturns. Although we compete more on the basis of service rather than rates, rate discounting continues to be a factor in obtaining and retaining business. Furthermore, a depressed economy tends to increase both price and service competition from alternative modes such as less-than-truckload carriers and railroads, as well as intermodal carriers. We believe that successful truckload carriers are likely to grow primarily by acquiring greater market share and, to a lesser extent, through an increase in the size of the market.

Marketing and Sales

We focus our marketing efforts on customers with premium service requirements and heavy shipping needs within our primary operating areas. This permits us to concentrate available equipment strategically so that we can be more responsive to customer needs. It also helps us achieve premium rates and develop long-term, service-oriented relationships. The success of our marketing efforts is supported by our deep industry experience. Our executive management team has 125 years of combined experience running USA Truck and a total of 167 years of experience in the trucking industry. Our employees have a thorough understanding of the needs of shippers in many industries. These factors allow us to provide reliable, timely service to our customers. For 2006, approximately 97.4% of our total revenue was derived from customers that were customers before 2006, and we have provided services to our top 10 customers for an average of more than 12 years. We provided service to over 790 customers in 2006, and approximately 36.1% of our total revenue for 2006 was derived from Standard & Poor’s 500 customers.

The table below shows the percentage of our total revenue attributable to our top ten and top five customers and largest customer for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Top 10 customers	36%	37%	39%
Top 5 customers	23%	23%	25%
Largest customer	8%	6%	7%

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

We require customers to have credit approval before dispatch. We bill customers at or shortly after delivery and, during 2006, receivables collection averaged approximately 30 days from the billing date.

Within our marketing department, load coordinators are responsible for efficiently matching available equipment with customer shipments, and they serve as the contact with customers’ receiving and shipping personnel. Load coordinators also have primary responsibility for minimizing empty miles (the miles our trucks travel between loads, for which we are not typically compensated by any customer), and they work closely with other marketing department and operations department personnel to increase equipment utilization and enhance customer service.

Operations

While we provide our services throughout the continental United States, we conduct most of our freight transport operations east of the Rocky Mountains. The following table shows our total Company average length of haul and the average length of haul for our three operating divisions in our Trucking segment, in miles, for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Total Company	837	837	839
Trucking divisions:
General Freight	941	942	898
Regional Freight	537	518	488
Dedicated Freight	562	567	649

The empty mile factor is also a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. Therefore, our efforts to decrease our empty mile factor are offset somewhat by the growth of our regional operations. Additionally, our commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if we delayed the pickup until a tractor became available in the area. For 2006, our empty mile factor was 10.3% and in 2005 it was 8.7%.

Our operations department consists primarily of our fleet managers. Fleet managers each supervise approximately 20 to 50 drivers in our various divisions and are our primary contact with our drivers. They monitor the location of equipment and direct its movement in the safest and most efficient manner practicable. The operations department focuses on achieving continual improvement in the areas of safety, customer service, equipment utilization and driver retention.

Safety

We are committed to continually improving our safety performance. In October 2006, we formed a new operating department that combined safety, risk management and certain elements of our driver training program. The new safety department’s mission is to more sharply focus our efforts to create the safest possible environment for our drivers and the motoring public, provide the safest possible service to our customers, reduce insurance and claims costs and foster a top-to-bottom culture of safety throughout the Company.

We emphasize safe work habits as a core value throughout our organization, and we engage in continual, proactive training and education relating to safety concepts, processes and procedures for all employees. The evaluation of an applicant’s safety record is one of several essential criteria we use to hire drivers. We conduct pre-employment, random and post-accident alcohol and substance abuse testing in accordance with the U.S. Department of Transportation regulations.

Safety training for new drivers begins in orientation, when newly hired employees are taught safe driving and work techniques that emphasize the importance of our commitment to safety. Upon completion of orientation, new student drivers are required to undergo on the road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to our new drivers. New drivers must successfully complete the training period and pass a road test before being assigned to their own truck. We also offer a Driver Skills Development Course, with one-on-one training tailored to assist drivers in developing a specific skill.

In addition to our ongoing efforts to promote safety concepts Company wide, all drivers attend mandatory safety training classes each quarter which are designed to keep drivers up-to-date on safety topics and to reinforce and advance professional driving skills. Additionally, the safety department has begun conducting weekly safety meetings with dispatch personnel to address specific safety-related issues and concerns.

During the first quarter of 2007, the safety department will begin conducting “safety blitzes” at our high-traffic terminals at least quarterly, in addition to the regular quarterly safety meetings. These blitzes are designed to keep safety at the forefront for our drivers and other employees, and will supplement our regular quarterly meetings by targeting specific safety issues such as proper backing techniques, DOT inspections or mirror check stations and will require active participation from the drivers.

We also have in place a point system designed to evaluate each driver’s safety record to help determine whether a driver needs additional training and whether the driver is eligible for continued employment. We have a Company-wide communication network designed to facilitate rapid response to safety issues, and a driver counseling and retraining system to assist drivers who need additional assistance or training.

We have has established an awards program to recognize those drivers who have met specified safety milestones. Drivers are recognized at the President’s Million Mile Banquet and outstanding drivers are also recognized in Company-wide publications and media releases announcing the driver’s achievements. Driver safety achievements are noted with special uniform patches, caps and door decals for their tractors that identify the driver as having reached a safety milestone.

We maintain a modern fleet of tractors and trailers. This factor, in conjunction with the regular safety inspections that our drivers and our maintenance department conduct on our equipment, helps to ensure that the equipment is well-maintained and safe. Our tractors are equipped with anti-lock braking systems and electronic governing equipment that limits the maximum speed of our tractors to 63 miles per hour. In 2007, we will add more tractors equipped with automatic transmissions and stability control systems, which we anticipate will assist in further reducing the potential for accidents.

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

Drivers’ pay is calculated primarily on the basis of miles driven, and it increases with tenure. We believe our current pay scale is competitive with industry peers.

One of the steps we have taken to control compensation expense is the implementation in 2002 of a per diem driver pay program. Per diem pay, which is not taxable to the driver, is designed to approximately reimburse drivers for meals and other incidental expenses incurred while away from home overnight on business, and is typically paid in lieu of a taxable portion of salary. Although our ability to deduct per diem payments is limited, there are certain tax benefits to drivers that allow us to decrease overall wages per mile for those drivers who elect to receive the per diem payments. Since per diem payments are slightly lower than the foregone portion of salary, this difference, in addition to certain tax benefits, results in savings to us. As of December 31, 2006, drivers who drove approximately 71.7% of our total miles had elected to receive per diem payments.

On February 26, 2007, we had approximately 3,777 employees, including 2,928 drivers. None of our employees are represented by a collective bargaining unit. In the opinion of management, our relationship with our employees is good.

Revenue Equipment and Maintenance

Our policy is to replace most tractors within 36 to 42 months and most trailers within 84 to 120 months from the date of purchase. Because maintenance costs increase as equipment ages, we believe these trade intervals allow us to control our maintenance costs and to economically balance them with the equipment’s expected sale or trade values. Such trade intervals also permit us to maintain substantial warranty coverage throughout our period of ownership.

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

The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases as of the indicated dates:

	Year Ended December 31,
	2006	2005	2004
Tractors:
Acquired	818	803	957
Disposed	668	587	807
End of period total	2,552	2,402	2,186
Average age at end of period (in months)	21	19	18
Trailers:
Acquired	1,642	679	1,940
Disposed	414	819	719
End of period total	6,770	5,542	5,682
Average age at end of period (in months)	36	38	39

Late in 2006, we decided to address pressures on our utilization rate by adjusting our equipment replacement schedule. We will add tractors as the availability of freight and driver availability dictate.

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

During 2004, 2005 and 2006 we financed revenue equipment purchases through our Senior Credit Facility, capital lease-purchase arrangements, the proceeds from sales or trades of used equipment and cash flows from operations. Substantially all of our tractors and trailers are pledged to secure our obligations under financing arrangements.

In addition to Company-owned tractors, we contract with owner-operators for the use of their tractors and drivers in our operations. At December 31, 2006, 19 owner-operator tractors were under contract with us. The size of our owner-operator fleet varies from time to time as market conditions change.

In April 2003, we took delivery of our first tractors with the exhaust gas recirculation engines required by the EPA for tractor engines manufactured after September 2002. Approximately 99.6% of our tractors are now equipped with those engines. We accelerated our revenue equipment acquisition program and trade intervals before January 1, 2007, in anticipation of the emission standards that went into effect on that date to delay the business risk of buying new engines until adequate testing is complete. All of the tractors we are committed to purchase in 2007 will be equipped with engines produced prior to January 1, 2007. This strategic decision will allow us additional time to analyze the industry-wide evaluations concerning the longevity and reliability of the emission compliant engines.

Technology

We maintain a sophisticated data center using several different computing platforms ranging from personal computers to an IBM mainframe system. We have developed the majority of our software applications internally, including payroll, billing, dispatch, accounting and maintenance programs. We believe that the familiarity and proficiency with these systems we gained through our development efforts give us the ability to meet the ever-changing needs of our customers quickly and efficiently. Our computer systems are monitored 24 hours a day by experienced information services professionals. While we employ many preventive measures, including daily back-up of our information system processes, we do not currently have a comprehensive catastrophic disaster recovery plan for our information systems.

The technology we use in our business enhances the efficiency of all aspects of our operations and enables us to consistently deliver superior service to our customers. This technology includes a Qualcomm satellite-based equipment tracking and driver communication system, which allows us to closely monitor the location of all our tractors and to communicate with our drivers in real time. This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our assessorial charges, which are charges to customers for things such as loading, unloading or delays. We have implemented sophisticated software programs, such as load optimization software, which is designed to match available equipment with shipments in a way that best satisfies a number of criteria including empty miles, the driver’s available hours of service and home-time needs. We use licensed software that assists us in planning for transfers of loaded trailers between our tractors, allowing us to further enhance efficient allocation of our equipment, improve customer service and take full advantage of our drivers’ available hours of service.

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

The Federal Motor Carrier Safety Administration of the U.S. Department of Transportation issued revised regulations governing the hours of service for drivers of commercial motor vehicles that carry freight. The revised regulations took effect October 1, 2005, with a transitional period of compliance and enforcement from October 1, 2005 through December 31, 2005. In general, the new regulations are intended to increase safety by giving drivers more opportunity to rest and obtain restorative sleep during each work cycle by, for example, increasing the minimum off-duty time during each work cycle. The maximum on-duty period after which a driver may no longer drive was shortened and can no longer be extended by time spent off duty (such as meal stops and other rest breaks) once the on-duty period has begun. Therefore, delays during a driver’s on-duty time (such as those caused by loading/unloading problems) may limit drivers’ available hours behind the wheel, particularly if such delays occur late in an on-duty period. This, and other operational issues that the new rules have created, increased our operating costs in 2006 and may result in further increases.

The Environmental Protection Agency adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002. More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions are scheduled to become effective in 2010. Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy, and it is anticipated that the 2007 and 2010 changes will further adversely impact those areas.

We believe that we are in substantial compliance with applicable federal, state, provincial and local environmental laws and regulations and that costs of such compliance will not have a material adverse effect on our competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures.

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality.”

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as improvements in our driver turnover or equipment utilization. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization rates are directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from these forward-looking statements are described in “Item 1A. Risk Factors” of this report.

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

In addition to the other information set forth in this report, you should carefully consider the following risks and uncertainties which could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other filings with the Securities and Exchange Commission.

Our business is subject to economic and business factors affecting the trucking industry that are largely out of our control, any of which could have a material adverse effect on our operating results.

The factors that have negatively affected us, and may do so in the future, include volatile fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, higher interest rates, higher license and registration fees, increases in insurance premiums, higher self-insurance levels, increases in accidents and adverse claims and difficulty in attracting and retaining qualified drivers and independent contractors.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include:

▪

We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment or greater capital resources, or other competitive advantages.

▪

Some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain significant growth in our business.

▪	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected.
▪	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.
▪

The trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers.

▪	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
▪	Competition from internet-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.
▪	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

Increased prices for new revenue equipment and decreases in the value of used revenue equipment may adversely affect our earnings and cash flows.

If we are unable to obtain favorable prices for our used equipment, or if the cost of new equipment continues to increase, we will increase our depreciation expense or recognize less gain (or a loss) on the disposition of our tractors and trailers. This has affected and may again adversely affect our earnings and cash flows. During certain periods in the past, a depressed market for used equipment has caused us to decrease the amount of used equipment we traded, sometimes significantly. Decreases in our trading activity have increased the average age of our tractors during those periods and contributed, often significantly, to increases in maintenance costs, and have negatively affected our utilization rates. These factors, coupled with a change in salvage values, have also yielded increased depreciation charges to pre-tax earnings in certain periods. Although the condition of the used equipment market has improved in recent periods, values of used tractors are still below pre-2002 levels.

In addition, manufacturers have recently raised the prices of new equipment significantly, in part to offset their costs of compliance with new Environmental Protection Agency tractor engine design requirements intended to reduce emissions. The initial requirements took effect October 1, 2002, and more restrictive EPA engine design requirements took effect on January 1, 2007. Further equipment price increases may result from the implementation of the 2007 requirements. If new equipment prices increase more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases, our results of operations would be adversely affected.

Ongoing insurance and claims expenses could significantly reduce our earnings.

In recent periods, we experienced significant increases in costs associated with adverse claims. If the number or severity of claims increases or does not return to historical levels, or if the costs associated with claims otherwise increase, our operating results will be adversely affected. The time that such costs are incurred may significantly impact our operating results for a particular quarter, as compared to the comparable quarter in the prior year. In addition, if we were to lose our ability to self-insure for any significant period of time, our insurance costs would materially increase and we could experience difficulty in obtaining adequate levels of coverage.

In the last several years, insurance carriers increased premiums for many trucking companies. This factor, coupled with an increase in coverage, a reduction in our self-insurance retention level and our claims experience, resulted in significant increases in our insurance premiums in recent periods. We could experience additional increases in our insurance premiums in the future. If our insurance or claims expense increases, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

A significant portion of our revenue is generated from our major customers. For fiscal year 2006, our top 10 customers accounted for approximately 36% of our revenue, our top five customers accounted for approximately 23% of our revenue and our largest customer accounted for approximately 8% of our revenue. Generally, we do not have long-term contracts with our major customers and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

If we are unable to retain our key executives, our business, financial condition and results of operations could be harmed.

We are dependent upon the services of our executive management team. We do not maintain key-man life insurance on any members of our management team. The loss of their services could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth.

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

From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. As conditions changed, some of those vendors have had difficulty fulfilling the increased demand for new equipment. There have been periods when we were unable to purchase as much new revenue equipment as we needed to sustain our desired growth rate and to maintain a late-model fleet. We may experience similar difficulties in future periods. Also, vendors have had to introduce new engines meeting the more restrictive Environmental Protection Agency emissions standards in 2007. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written SEC staff comments regarding our periodic or current reports under the Securities Exchange Act of 1934 received 180 days or more before the end of the fiscal year to which this annual report on Form 10-K relates.

Item 2.	PROPERTIES

Our executive offices and headquarters are located on approximately 104 acres in Van Buren, Arkansas. This facility consists of approximately 117,000 square feet of office, training and driver facilities and approximately 30,000 square feet of maintenance space within two structures. The facility also has approximately 11,000 square feet of warehouse space and two other structures with approximately 22,000 square feet of office and warehouse space leased to another party.

We operate a network of nine additional facilities, including one in Laredo, Texas, which is one of the largest inland freight gateway cities between the U.S. and Mexico. These additional facilities contain maintenance shops, driver facilities, fuel tanks and/or office space. Our facilities currently are located in the following cities:

	Shop	Driver Facilities	Fuel	Office	Own or Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Yes	Own/Lease
Blue Island, Illinois	No	No	No	Yes	Lease
East Peoria, Illinois	No	No	No	Yes	Lease
Shreveport, Louisiana	Yes	Yes	Yes	Yes	Own
Butler Township, Ohio	Yes	Yes	Yes	Yes	Own
Bethel, Pennsylvania	Yes	No	No	Yes	Lease
Spartanburg, South Carolina	Yes	Yes	No	Yes	Lease
Laredo, Texas	Yes	Yes	No	Yes	Own
Roanoke, Virginia	Yes	No	Yes	Yes	Lease

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol “USAK.” The following table sets forth, for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ National Market (before July 1, 2006) and by the NASDAQ Global Select Market (beginning July 1, 2006).

	Price Range
	High	Low
Year Ended December 31, 2006
Fourth Quarter	$19.39	$16.00
Third Quarter	20.35	16.45
Second Quarter	27.44	17.16
First Quarter	31.37	23.66
Year Ended December 31, 2005
Fourth Quarter	$32.00	$18.19
Third Quarter	29.89	23.10
Second Quarter	25.15	17.74
First Quarter	27.99	14.70

As of February 26, 2007, there were 221 holders of record (including brokerage firms and other nominees) of our Common Stock. We estimate that there were approximately 3,000 beneficial owners of the Common Stock as of that date. On February 26, 2007, the last reported sale price of our Common Stock on the NASDAQ Global Select Market was $16.92 per share.

Dividend Policy

We have not paid any dividends on our Common Stock to date, and we do not anticipate paying any dividends at the present time. However, as discussed in our third quarter 2006 earnings release, paying dividends is an initiative to be considered in the future. We currently intend to retain all of our earnings, if any, for use in the expansion and development of our business. The covenants of our Senior Credit Facility would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants in that Facility.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2006. The equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan and two plans under which options remain outstanding, but no new options may be granted, which include our Employee Stock Option Plan and our 1997 Nonqualified Stock Option Plan for Nonemployee Directors. We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	445,550(1)	$13.99(2)	647,200(3)

Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	445,550	$13.99	647,200

(1)

Includes 65,000 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices; and 380,550 shares of Common Stock subject to outstanding stock options.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.
(3)

Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 annual meeting and ending with the 2013 annual meeting, the maximum number of shares of Common Stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii) such lesser number of shares (which may be zero or any number less than 25,000) as determined by our Board of Directors. Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan will increase from 950,000 to 975,000 on May 2, 2007, the date of our 2007 annual meeting. The share numbers included in the table do not reflect this adjustment or any future adjustments. The shares that remain available for future grants include 597,200 shares that may be granted as stock options under our 2004 Equity Incentive Plan and 50,000 shares that may be issued as performance-based restricted stock under our 2003 Restricted Stock Award Plan. The 597,200 shares subject to future grant under our 2004 Equity Incentive Plan may, alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equity Securities

On October 21, 2004, we publicly announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of our outstanding Common Stock over a three-year period ending October 19, 2007, dependent upon market conditions. We may make Common Stock purchases under this program from time to time on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors. The following table sets forth purchases of Common Stock made by us on the open market during the fourth quarter of 2006, and the number of additional shares that may be repurchased, under the repurchase program authorized by our Board of Directors. We are required to include in this table purchases made by us or by any affiliated purchaser. For this purpose, “affiliated purchaser” does not include our Employee Stock Purchase Plan, which provides that shares purchased for employees under that plan may be newly issued shares provided by us or shares purchased on the open market. Open market purchases under that plan are made by the administrator of the plan, which is an agent independent of us.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 - October 31, 2006	21,000	$17.33	21,000	473,000
November 1, 2006 - November 30, 2006	154,200	$18.10	154,200	318,800
December 1, 2006 – December 31, 2006	54,800	$19.14	54,800	264,000
Total	230,000	$18.28	230,000	264,000

Subsequent to year end, on January 25, 2007, we publicly announced that our Board of Directors had approved an authorization for the repurchase of up to an additional 2,000,000 shares of our outstanding Common Stock through January 24, 2010. The terms of the new repurchase authorization are the same as the terms of the existing authorization described above.

Item 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data and other operating information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” We derived the selected consolidated Statement of Income and Balance Sheet data as of and for each of the five years ended December 31, 2006 from our audited financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(in thousands, except per share data and key operating statistics)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statements of Income Data:
Revenue:
Trucking revenue	$370,780	$358,522	$314,431	$268,102	$252,027
USA Logistics revenue	14,521	18,107	21,449	17,978	16,483
Base revenue	385,301	376,629	335,880	286,080	268,510
Fuel surcharge revenue	80,317	63,074	27,225	12,583	5,263
Total revenue	465,618	439,703	363,105	298,663	273,773
Operating expenses and costs:
Salaries, wages and employee benefits	152,998	143,164	125,953	109,616	108,283
Fuel and fuel taxes	138,629	121,026	81,722	58,740	47,851
Depreciation and amortization	46,739	41,890	35,871	30,611	27,811
Insurance and claims	27,006	26,172	26,224	18,390	15,922
Operations and maintenance	21,919	21,178	24,736	26,518	21,592
Purchased transportation	19,815	24,710	28,317	24,183	26,024
Operating taxes and licenses	6,610	6,224	5,653	4,682	4,389
Communications and utilities	3,362	3,220	3,039	2,967	2,792
(Gain) on disposal of assets	(541)	(1,144)	(1,040)	(743)	(166)
Other	22,677	19,766	14,831	12,849	9,803
Total operating expenses and costs	439,214	406,206	345,306	287,813	264,301

Operating income	26,404	33,497	17,799	10,850	9,472
Other expenses (income):
Interest expense	4,192	4,829	3,539	2,557	3,127
Other, net	(134)	(19)	33	65	(22)
Total other expenses, net	4,058	4,810	3,572	2,622	3,105

Income before income taxes	22,346	28,687	14,227	8,228	6,367
Income tax expense	9,905	13,119	6,795	4,873	3,765

Net income	$12,441	$15,568	$7,432	$3,355	$2,602

Per share information:
Average shares outstanding (Basic)	11,353	10,034	9,268	9,327	9,310
Basic earnings per share	$1.10	$1.55	$0.80	$0.36	$0.28

Average shares outstanding (Diluted)	11,561	10,328	9,398	9,370	9,348
Diluted earnings per share	$1.08	$1.51	$0.79	$0.36	$0.28

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (continued)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Other Financial Data:
Operating ratio (1)	93.1%	91.1%	94.7%	96.2%	96.5%
Cash flows from operations	$76,249	$56,552	$37,292	$36,865	$32,942
Capital expenditures, net (2)	74,583	56,525	89,379	53,406	33,058
Key Operating Statistics:
Base revenue per total mile	$1.346	$1.327	$1.293	$1.236	$1.209
Average miles per tractor per week	2,271	2,415	2,361	2,341	2,332
Empty mile factor (3)	10.3%	8.7%	8.4%	9.0%	9.2%
Average number of tractors (4)	2,512	2,342	2,174	1,961	1,882
Total miles (loaded and empty) (in thousands)	286,317	283,921	259,725	231,389	222,079
Average miles per tractor	113,980	121,230	119,469	117,995	118,001
Average miles per trip (5)	837	837	839	851	859
Average unmanned tractor percentage (6)	5.3%	3.9%	4.9%	3.9%	5.9%
Average age of tractors, at end of period (in months)	21	19	18	25	30
Average age of trailers, at end of period (in months)	36	38	39	54	52

Balance Sheet Data:
Cash and cash equivalents	$7,132	$994	$1,189	$1,323	$1,238
Total assets	339,494	308,079	288,154	222,549	188,851
Long-term debt, capital leases and note payable, including current portion	95,406	89,232	140,442	85,147	68,595
Stockholders’ equity	159,558	149,833	85,528	77,496	74,092

(1)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.
(2)	Capital expenditures, net, is based upon purchases of property and equipment for cash and under capital lease arrangements less proceeds from the sale of property and equipment.
(3)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(4)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(5)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(6)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (or MD&A) is intended to help the reader understand USA Truck, Inc., our operations and our present business environment. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report. This overview summarizes the MD&A, which includes the following sections:

Our Business – a general description of our business, the organization of our operations and the divisions that comprise our operations.

Critical Accounting Estimates – a discussion of accounting policies that require critical judgment and estimates.

Results of Operations – an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements and a discussion of seasonality, the potential impact of inflation and fuel availability and cost.

Off-Balance Sheet Arrangements – a discussion of significant financial arrangements, if any, that are not reflected on our balance sheet.

Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, debt, equity and contractual obligations.

Our Business

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

We previously organized our divisions into three segments, as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. Due to the evolution of our business over the past few years, during the quarter ended June 30, 2006 we reclassified our five divisions into two segments for internal reporting and monitoring purposes. The information we present in this report reflects this change.

The five divisions are classified into the Trucking segment and the USA Logistics segment. Trucking includes those transportation services in which we use Company-owned tractors or owner-operator tractors. USA Logistics consists of services such as freight brokerage, transportation scheduling, routing and mode selection, which typically do not involve the use of Company-owned or owner-operator equipment. Both Trucking and USA Logistics have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

Substantially all of our base revenue from both segments is generated by transporting, or arranging for the transportation of, freight for customers, and is predominantly affected by the rates per mile received from our customers and similar operating costs. For the years ended December 31, 2006, 2005 and 2004, Trucking base revenue represented 96.2%, 95.2% and 93.6% of total base revenue, respectively, with remaining base revenue being generated through USA Logistics.

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

▪

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

▪

Regional Freight. Beginning in 2004, in order to aid in driver recruitment and retention and to participate in the largest segment within the truckload market, we began to accept shipments that originate and terminate within a smaller geographic area. Our Regional Freight division provides truckload freight services that involve a length of haul of approximately 500 miles. As of December 31, 2006, we conducted Regional Freight operations in the areas around our facilities located in Van Buren, Arkansas and Butler Township, Ohio. In January 2007, we announced the opening of our third Regional Freight operations center in Spartanburg, South Carolina.

▪

Dedicated Freight. Our Dedicated Freight division is a variation of our General Freight and Regional Freight divisions, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our Dedicated Freight division aids in driver recruitment and retention.

USA Logistics. USA Logistics includes two divisions providing the following services to our customers:

▪	Freight Brokerage. Our Freight Brokerage division matches customer shipments with available equipment of other carriers when it is not feasible to use our own equipment.
▪

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results could differ from our assumptions and estimates, and such differences could be material.

The most significant accounting policies and estimates that affect our financial statements include the following:

▪

Revenue recognition and related direct expenses based on relative transit time in each period. Revenue generated by Trucking is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5 issued by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”). Expenses are recognized as incurred.

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

▪

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

▪

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

▪

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

▪

Stock option valuation. The assumptions used to value stock options are dividend yield, expected volatility, risk-free interest rate and expected life. As we do not pay any dividends on our Common Stock, the dividend yield is zero. Expected volatility represents the measure used to project the expected fluctuation in our share price. We use the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to determine the potential for our share price to increase over the expected life of the option. The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options. Expected life represents the length of time we anticipate the options to be outstanding before being exercised. Based on historical experience, that time period is best represented by the option’s contractual life.

We periodically reevaluate these policies as circumstances dictate. Together these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Executive Overview

The cornerstones of our strategy have been revenue growth and the execution of our benchmarking program, which was designed to return our operating margin to our historic, industry-leading levels. Over the past several years, we worked on a host of fundamental cost initiatives. Over a four-year period from 2002 through 2005, we improved practically every significant operating measure within our business. Our performance in many of the areas measured took a step backward during 2006 as freight demand decelerated, but costs were not the primary issue. The primary issue was revenue shortfall, which was caused by slowing freight demand coupled with the expansion of our fleet and our own aggressiveness in increasing the pricing of our services.

We have posted record base revenue every year since 1992, with base revenue reaching $385.3 million in 2006. This growth was affected by slowing freight demand throughout 2006 which resulted in an increase in unmanned tractors and a decline in our miles per tractor per week compared to 2005. Also, a surge in driver turnover between May and October contributed to the increase in our unmanned tractor count, which climbed to 7.3% during the fourth quarter, well above our goal of 3.0%. Although the majority of our margin erosion was due to the shortfall in revenue volume, we experienced some adverse trends on the expense side as well. We saw year-over-year increases of 7.4% in driver pay per mile and 5.7% in fuel cost per gallon net of fuel surcharge recoveries.

The benchmarking program solved many problems that existed within our cost structure, but did not address issues related to the economic slowdown in late 2006. During the fourth quarter of 2006 we re-examined our long-term business strategies and, with the help of an advisor, developed a strategy that is designed to more closely manage our financial returns and reduce the disparity between the valuation of our stock and that of our peers.

There are six long-term strategic objectives that reflect this new perspective. These new strategic objectives will not change our operating strategies which include: superior customer services, stringent cost controls and disciplined equipment replacement cycles and maintenance schedules.

▪

Earn our cost of capital. We will employ our own cost of capital as the basis for establishing internal rates of return criteria for capital investments. The goal is to produce returns on assets and invested capital that exceed our internal cost of capital.

▪

Improve our earnings consistency. Since our initial public stock offering, our earnings per share results have been inconsistent, which we believe has contributed to a disparity in valuations between our Common Stock and that of our peers. This inconsistency is caused by our relatively low outstanding share count and the volatility of various factors affecting our business including insurance and claims costs, availability of drivers and fluctuations in freight demand. We are developing processes internally to reduce variability in our business model as well as a number of margin improvement initiatives and marketing strategies.

▪

Margin expansion. Improving our operating ratio will continue to be a cornerstone of our strategy. Our benchmarking program provided us with the tools necessary to make significant improvements in several cost categories since the program’s implementation in 2002. We have reviewed margin improvement opportunities within our business and have identified four areas where our team believes further improvements are attainable over the next several years including improvement in some areas beyond our internal benchmarks.

1.	Our ability to manage empty miles, maintain adequate freight volume and capacity utilization for our fleet and pass rising operating costs on to our customers will be critical to our on-going success.
2.	Insurance and claims continues to be above our benchmark level and we are developing a detailed multi-year plan to bring it back in line with our benchmark level.
3.

We are an industry leader in offsetting high fuel costs through fuel surcharge collections. We now want to be an industry leader in reducing the cost of fuel purchases and increasing fuel efficiency. We have identified opportunities in the coming years to reduce our purchase price for fuel and increase our fleet’s fuel economy.

4.

Our management team is committed to reducing our overhead labor costs in the coming years by leveraging our internal information services resources and our ISO 9001:2000 Quality Management System to drive efficiencies within our key business processes.

While we still maintain a goal of an 88% operating ratio, we will be more focused on producing adequate returns on assets and invested capital in the near-term. Our target operating ratio will ultimately be the operating ratio necessary to achieve those returns.

▪

Long-term revenue growth. Historically, we have targeted 15% compounded annual base revenue growth and we have largely been successful in achieving that goal. That rate of growth is becoming more difficult to sustain due to the shortage of qualified drivers in the industry, rising operating costs and our own size.

Our strategy going forward is to maintain 10% or better compounded annual base revenue growth. We believe this lower growth target is more realistic and, since our 1992-2006 compounded annual base revenue growth rate has been approximately 14%, it affords us some time to slow the growth in the near-term and improve our returns.

When we do grow in the future, we will be more opportunistic in our approach and we will likely seek to supplement internal growth with strategic acquisitions from time to time.

▪

Management equity stake. Approximately 50% of our management team’s cash compensation package is contingent upon meeting certain performance goals. Management’s compensation package also includes equity ownership incentives in the form of incentive stock options and restricted stock awards. We believe that a healthy equity ownership position is a powerful motivator for improved efficiency. Management currently holds approximately 13.0% of our outstanding Common Stock and has the opportunity to increase that position over the next several years through various stock incentive plans.

▪

More effective communication with the investing public. As we have grown, so has our shareholder base. We were a private company prior to our 1992 initial public stock offering and insiders owned a majority of our stock throughout the 1990’s. We completed a follow-on offering of our stock in August 2005, as a result of which the number of holders in our common stock more than doubled, our trading volume increased dramatically and our market capitalization reached a new high.

We recently created an Investor Relations department and appointed a manager to implement it. Its purpose is to enhance the quality and timeliness of the information we provide to and receive from the investment community, which we believe may contribute positively to the market value our the stock.

While these objectives will not likely yield meaningful results until freight demand improves, we have seen some encouraging signs already. Compared to the first ten months of 2006, our driver turnover improved by more than 35 percentage points in the November through January timeframe and our miles per manned tractor per week improved 2.3% over that same time period. In response to the continuing weak demand, we are also addressing pressures on our miles per tractor per week by adjusting our equipment replacement schedule to halt fleet growth temporarily and will not add tractors until both freight demand and driver availability dictate. Although our efforts may begin to produce results in the near term, we consider our six new strategic objectives to be long term, as market conditions remain challenging and a great deal of work will be required to fully implement the objectives.

Note Regarding Presentation

By agreement with our customers, and consistent with industry practice, we add a graduated surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed upon baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have used base revenue, which excludes the fuel surcharge revenue, and instead taken the fuel surcharge as a credit against the fuel and fuel taxes line item in the tables setting forth the percentage relationship of certain items to base revenue below.

We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Data regarding both total revenue, which includes the fuel surcharge, and base revenue, which excludes the fuel surcharge, is included in the consolidated statements of income included in this report.

Base revenues from our Freight Brokerage and Third Party Logistics divisions have fluctuated in recent periods. The services provided by these divisions do not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue. Since changes in Freight Brokerage and Third Party Logistics revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue for the years indicated. The period-to-period comparisons below should be read in conjunction with this table and our consolidated statements of income and accompanying notes.

	Year Ended December 31,
	2006	2005	2004
Base revenue	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	39.7	38.0	37.5
Fuel and fuel taxes (1)	15.1	15.4	16.2
Depreciation and amortization	12.1	11.1	10.7
Insurance and claims	7.0	6.9	7.8
Operations and maintenance	5.6	5.6	7.4
Purchased transportation	5.2	6.6	8.4
Operating taxes and licenses	1.7	1.7	1.7
Communications and utilities	0.9	0.9	0.9
Gain on disposal of revenue equipment, net	(0.1)	(0.3)	(0.3)
Other	5.9	5.2	4.4
Total operating expenses and costs	93.1	91.1	94.7
Operating income	6.9	8.9	5.3
Other expenses:
Interest expense	1.1	1.3	1.1
Other, net	--	--	--
Total other expenses, net	1.1	1.3	1.1
Income before income taxes	5.8	7.6	4.2
Income tax expense	2.6	3.5	2.0
Net income	3.2%	4.1%	2.2%

(1) Net of fuel surcharges

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Results of Operations – Combined Services

Our base revenue grew 2.3% from $376.6 million to $385.3 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $12.4 million, or 3.2% of base revenue, as compared to $15.6 million, or 4.1% of base revenue for 2005.

Overall, our operating ratio increased by 2.0 percentage points of base revenue to 93.1% due primarily to lower freight volumes and as a result of the following factors:

▪

Salaries, wages and employee benefits increased by 1.7 percentage points of base revenue primarily due to a 5.2% increase in driver compensation per mile. We have been steadily increasing driver pay for the past few years to stay competitive in the marketplace and ensure that we maintain an adequate supply of qualified drivers to achieve our growth goals.

▪

Fuel and fuel taxes decreased by 0.3 percentage points of base revenue. The improvement was made possible primarily by the continued efficiency of our fuel surcharge program and, to a lesser extent, by our efforts to increase fuel economy through various management programs.

▪

Depreciation and amortization increased by 1.0 percentage points of base revenue primarily due to a decrease in tractor utilization and an increased cost of new tractors equipped with EPA mandated emission-compliant engines.

▪

Purchased transportation decreased by 1.4 percentage points of base revenue due primarily to the decrease in carrier expense associated with our Third Party Logistics division. At the end of the third quarter we completed our strategic exit from the more complex portion of the third party logistics market.

▪	Other expenses increased by 0.7 percentage points of base revenue due primarily to the increase in cost associated with recruiting and retaining qualified drivers.

▪

Our effective tax rate decreased from 45.7% in 2005 to 44.3% in 2006. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect and due to permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Fiscal Year Ended December 31, 2006
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	237,160	23,578	25,579	286,317
Empty mile factor (2)	10.7%	13.8%	3.7%	10.3%
Base revenue per loaded mile	$1.44	$1.55	$1.37	$1.44
Average number of tractors (3)	2,046	230	236	2,512
Average miles per tractor per period	115,914	102,513	108,385	113,980
Average miles per tractor per week	2,309	2,042	2,159	2,271
Average miles per trip (4)	941	537	562	837
Average unmanned tractor percentage (5)	4.7%	6.1%	9.4%	5.3%
Base revenue per tractor per week	$2,976	$2,727	$2,843	$2,940

	Fiscal Year Ended December 31, 2005
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	234,726	15,935	33,260	283,921
Empty mile factor (2)	9.2%	13.6%	3.2%	8.7%
Base revenue per loaded mile	$1.40	$1.49	$1.24	$1.38
Average number of tractors (3)	1,896	170	276	2,342
Average miles per tractor per period	123,801	93,734	120,508	121,230
Average miles per tractor per week	2,466	1,867	2,401	2,415
Average miles per trip (4)	942	518	567	837
Average unmanned tractor percentage (5)	3.1%	8.2%	6.6%	3.9%
Base revenue per tractor per week	$3,132	$2,401	$2,882	$3,049

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 3.4% to $370.8 million. The increase was the result of several factors:

▪

Regional Freight base revenue grew 53.6%. Despite the more challenging freight environment, Regional Freight improved in many key statistical categories including base revenue per mile, tractor count, miles per tractor per week and unmanned tractors. Overall it produced 13.6% more base revenue per tractor per week than it did in 2005. We are beginning to see the potential of our Regional Freight division as it continues to grow and become a larger portion of our business. We intend to continue aggressively growing our Regional Freight division at a faster pace than our other Trucking divisions and working to further improve its operating model. We opened our third regional market in the Southeast United States in the first quarter of 2007.

▪

Dedicated Freight base revenue per tractor per week decreased 1.4% due to a decrease of 23.5% in loaded miles. This degradation was offset by a 10.3% increase in base revenue per loaded mile. Over the past year we have made several changes to our freight mix by adding new customer accounts that provide fewer miles, but higher revenue per mile and removing certain customer accounts that provide more miles but lower revenue per mile. The challenging driver recruitment and retention environment had a negative impact on our unmanned tractor percentage.

▪

General Freight’s base revenue per tractor per week decreased 5.0%. This decrease was primarily due to a 6.4% decrease in miles per tractor per week. General Freight was able to increase base revenue per loaded mile by 2.9%. Our General Freight division model is more dependent on miles per tractor per week, thus it was impacted more by softer freight demand and changes in the U.S. Department of Transportation Hours of Service rules than were our other Trucking divisions.

▪

Overall, we grew the average size of our Trucking tractor fleet by 7.3%. We grew the average size of the Company-owned tractor fleet by 7.6% to 2,496 tractors and decreased the average size of our owner-operator fleet by 30.4% to 16 tractors.

Results of Operations – USA Logistics

Base revenue from USA Logistics decreased by 19.8% to $14.5 million. Freight Brokerage base revenue grew to $8.2 million, a 30.7% increase. During 2006, we strategically began redeploying our resources toward less complex third party logistics services in which we can provide a level of on-time, quality service commensurate with Trucking. As a result, our Third Party Logistics division revenue decreased by 46.7% to $6.3 million. We intend to continue aggressively growing Freight Brokerage and pursuing less of the complex portion of the third party logistics market.

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Results of Operations – Combined Services

Our base revenue grew 12.1% to $376.6 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $15.6 million, or 4.1% of base revenue, as compared to $7.4 million, or 2.2% of base revenue for 2004.

Overall, we improved our operating ratio by 3.6 percentage points of base revenue to 91.1%. We attribute that improved margin to a combination of strong freight demand and the success of our ongoing benchmarking program.

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

During 2005, the benchmarking program was focused on three primary areas of margin improvement: operations and maintenance costs, insurance and claims costs and tractor utilization. Progress in each of the three areas contributed to our improved operating ratio, as follows:

▪

We completed a multi-quarter program in 2005 to reduce the average ages of our tractor and trailer fleets to their targeted levels of approximately 19 months and 38 months, respectively. The effect of those reduced ages has been lower repair and general operating costs. That factor and an enhanced process for managing maintenance costs were the primary factors in the 1.8 percentage points of base revenue reduction of operations and maintenance expense.

▪

Insurance and claims expense decreased by 0.9 percentage points of base revenue. In 2003, we began an intense effort to improve our motor vehicle accident prevention program and enhance our claims management process. During 2005, we made progress in both areas as our frequency of serious accidents per million miles traveled decreased by 24.0% and the number of auto liability claims being actively managed by our risk management staff decreased 69.4%. Despite our progress, our 2005 performance was still 2.4 percentage points of base revenue away from our benchmark of 4.5% of base revenue.

▪	Tractor utilization improved by 2.3% but was still 1.0% below our benchmark of 2,441 miles per tractor per week.

Fuel and fuel taxes expense also improved by 0.8 percentage points of base revenue despite a 34.0% increase in the average cost of diesel fuel and a slight decrease in fuel economy resulting from tighter emission standards on our tractors. The improvement in fuel and fuel tax expense was made possible primarily by the improved efficiency of our fuel surcharge program and, to a lesser extent, by our efforts to mitigate the fuel economy decrease through various management programs. Depreciation expense was also affected by the increased cost of emission-compliant tractors.

Expenses increased in the areas of driver compensation, recruitment and training. The increases, described below, were primarily the result of the limited supply of qualified drivers:

▪

The salaries, wages and employee benefits expense increased by 0.5 percentage points of base revenue primarily because we increased driver compensation per mile by 4.2% in 2005. We have been steadily increasing driver pay for the past few years to stay competitive in the marketplace.

▪

The costs of recruiting and training drivers have also increased in recent years as competition for qualified drivers has intensified. The effects of those increases in 2005 were the primary cause of the 0.8 percentage points of base revenue increase in other operating expenses.

Our effective tax rate decreased from 47.8% in 2004 to 45.7% in 2005. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect due to permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Fiscal Year Ended December 31, 2005
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	234,726	15,935	33,260	283,921
Empty mile factor (2)	9.2%	13.6%	3.2%	8.7%
Base revenue per loaded mile	$1.40	$1.49	$1.24	$1.38
Average number of tractors (3)	1,896	170	276	2,342
Average miles per tractor per period	123,801	93,734	120,508	121,230
Average miles per tractor per week	2,466	1,867	2,401	2,415
Average miles per trip (4)	942	518	567	837
Average unmanned tractor percentage (5)	3.1%	8.2%	6.6%	3.9%
Base revenue per tractor per week	$3,132	$2,401	$2,882	$3,049

	For The Year Ended December 31, 2004
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	221,746	7,929	30,050	259,725
Empty mile factor (2)	9.0%	13.9%	2.8%	8.4%
Base revenue per loaded mile	$1.33	$1.45	$1.25	$1.32
Average number of tractors (3)	1,854	91	229	2,174
Average miles per tractor per period	119,604	87,130	131,224	119,469
Average miles per tractor per week	2,364	1,722	2,593	2,361
Average miles per trip (4)	898	488	649	839
Average unmanned tractor percentage (5)	4.8%	5.5%	5.3%	4.9%
Base revenue per tractor per week	$2,856	$2,145	$3,159	$2,858

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 14.0% to $358.5 million. The increase was the result of several factors:

▪

We grew the average size of our fleet by 7.7%, which was made possible by strong demand for truckload freight services and our ability to consistently hire qualified truck drivers despite a very tight labor market. We attribute that ability to the management process that we have in place to attract and retain drivers.

▪

We increased our tractor utilization (measured in miles per tractor per week) by 2.3%. The strong demand contributed to our success here, but we also have developed a sophisticated management process in this area as well, aided by our ISO 9001:2000 Quality Management System.

▪

We were able to increase the net rate per mile charged to our customers by 4.3% for shipments in which we used our own tractors. Shipping rates had been increasing in recent years due to a persistent imbalance between the supply of truckload tractors in the marketplace relative to the demand for truckload services.

Results of Operations – USA Logistics

Our Third Party Logistics and Freight Brokerage base revenue declined by 15.6% to $18.1 million as we began concentrating our efforts on our core competency of asset-based trucking as well as freight brokerage services. While Third Party Logistics revenues decreased by 30.0%, our Freight Brokerage revenue grew by 37.8% to $6.3 million.

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

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not typically receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any hedging arrangements that protect us against fuel price increases. Overall, the market fuel prices per gallon were higher in 2006 and 2005 than in 2004.

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

Cash Flows
	Year Ended December 31, (in thousands)
	2006	2005	2004
Net cash provided by operating activities	$76,249	$56,552	$37,292
Net cash used in investing activities	(70,496)	(31,945)	(53,696)
Net cash provided by (used in) financing activities	385	(24,802)	16,270

Cash generated from operations increased $19.7 million during 2006 as compared to 2005. The change was primarily due to an increase in depreciation expense related to new equipment purchases and an increase in trade payables combined with a reduction in accounts receivable. Cash generated from operations increased $19.3 million during 2005 as compared to 2004. The increase was primarily caused by a $76.6 million increase in revenue along with an improvement in our operating margin, which resulted in an $8.1 million increase in net income.

Cash used in investing activities increased $38.6 million during 2006 as compared to 2005 due to an increase in expenditures for revenue equipment. In 2006 we added 1,228 trailers to our fleet compared to a reduction of 140 trailers in 2005, while the increases in the size of our tractor fleet were more consistent between periods. In 2005, our cash used in investing activities decreased $21.8 million from 2004 due to a reduction in our expenditures for revenue equipment.

Cash provided by financing activities was $0.4 million in 2006 compared to cash used in financing activities of $24.8 million in 2005. This $25.2 million difference is due primarily to increased net borrowings on our Senior Credit Facility. Cash used in financing activities was $24.8 million in 2005 compared to cash provided by financing activities of $16.3 million in 2004. This $41.1 million difference was primarily due to increased payments on capital leases and decreased net borrowings on our Senior Credit Facility. Our stock offering, completed in August 2005, generated $47.3 million of net proceeds, which we used to pay down our Senior Credit Facility.

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

The Facility is collateralized by revenue equipment having a net book value of approximately $188.7 million at December 31, 2006 and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At December 31, 2006, $38.0 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the year ended December 31, 2006, the effective interest rate was 6.8%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At December 31, 2006, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of December 31, 2006, we were in compliance with the covenants.

Certain leases contain cross-default provisions with other financing agreements of the Company.

Equity

At December 31, 2006, we had stockholders’ equity of $159.6 million and debt of $95.4 million, resulting in a debt to capitalization ratio of 37.4% compared to 37.3% at December 31, 2005.

On August 17, 2005, we issued and sold in an underwritten public offering 2.0 million shares of Common Stock in exchange for proceeds of $47.3 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds of our sale of stock in the offering to repay outstanding borrowings under our Senior Credit Facility. In addition to the shares sold by us in this public offering, certain officers who are also directors sold 1.2 million shares of Common Stock.

Purchases and Commitments

As of December 31, 2006, our forecasted capital expenditures, net of proceeds from the sale of revenue equipment, for 2007 were $53.9 million, $39.8 million of which relates to revenue equipment. We expect to use the balance of $14.1 million primarily for property acquisitions, facility construction, improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the year ended December 31, 2006, we made $74.6 million of net capital expenditures, including $70.9 million for revenue equipment purchases ($4.1 million of which were capital lease obligations), $2.8 million for facility expansions and $0.9 million for non-revenue equipment. The following table represents our outstanding contractual obligations at December 31, 2006:

	Payments Due By Period
	(in thousands)
	Total	2007	2008-2009	2010-2011	Thereafter
Contractual Obligations:
Long-term debt obligations (1)	$37,993	$--	$--	$37,993	$--
Capital lease obligations (2)	58,229	27,440	28,836	1,953	--
Purchase obligations	15,805	15,805	--	--	--
Rental obligations	1,612	506	577	181	348
Total	$113,639	$43,751	$29,413	$40,127	$348

(1)	Long-term debt obligations, excluding letters of credit in the amount of $1.7 million, consist of our Senior Credit Facility, which matures on September 1, 2010.
(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Note 1. to the Financial Statements: New Accounting Pronouncements.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Senior Credit Facility. Our Senior Credit Facility, as amended, provides for borrowings that bear variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage. At December 31, 2006, we had $38.0 million outstanding pursuant to our Senior Credit Facility. Assuming the outstanding balance at year end remained constant throughout the upcoming year, a hypothetical one-percentage point increase in interest rates applicable to the Senior Credit Facility would increase our annual interest expense by approximately $0.38 million.

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

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

USA TRUCK, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2006

REPORT OF GRANT THORNTON LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of USA Truck, Inc.

We have audited the accompanying consolidated balance sheet of USA Truck, Inc. (a Delaware Corporation) and subsidiary (collectively referred to as the “Company”) as of December 31, 2006, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of USA Truck, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2007, expressed unqualified opinions on the effectiveness of internal control over financial reporting and management’s evaluation thereof.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 2, 2007

REPORT OF ERNST & YOUNG LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

USA Truck, Inc.

We have audited the accompanying consolidated balance sheet of USA Truck, Inc., as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Truck, Inc., at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ERNST & YOUNG LLP

Tulsa, Oklahoma

February 24, 2006

USA Truck, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)
	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$7,132	$994
Accounts receivable:
Trade, less allowance for doubtful accounts of $96 in 2006 and $104 in 2005	40,856	45,105
Other	4,828	6,106
Inventories	930	638
Deferred income taxes	1,792	2,329
Prepaid expenses and other current assets	8,266	5,619
Total current assets	63,804	60,791

Property and equipment:
Land and structures	32,992	30,320
Revenue equipment	326,083	284,138
Service, office and other equipment	17,746	17,825
	376,821	332,283
Accumulated depreciation and amortization	(101,314)	(85,161)
	275,507	247,122
Other assets	183	166
Total assets	$339,494	$308,079

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$11,539	$7,416
Trade accounts payable	10,419	6,253
Current portion of insurance and claims accruals	6,233	7,779
Accrued expenses	10,808	10,525
Note payable	1,791	1,943
Current maturities of long-term debt and capital leases	25,798	19,700
Total current liabilities	66,588	53,616

Long-term debt and capital leases, less current maturities	67,817	67,589
Deferred income taxes	41,565	33,620
Insurance and claims accruals, less current portion	3,966	3,421

Commitments and contingencies	--	--

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares in 2006 and 16,000,000 shares in 2005; issued 11,473,022 shares in 2006 and 11,414,772 shares in 2005	115	114
Additional paid-in capital	62,230	62,086
Retained earnings	101,420	88,979
Less treasury stock, at cost (230,401 shares in 2006 and 3,114 shares in 2005)	(4,207)	(60)
Unearned compensation	--	(1,286)
Total stockholders’ equity	159,558	149,833
Total liabilities and stockholders’ equity	$339,494	$308,079

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
	Year Ended December 31,
	2006	2005	2004
Revenue:
Base revenue	$385,301	$376,629	$335,880
Fuel surcharge revenue	80,317	63,074	27,225
Total revenue	465,618	439,703	363,105

Operating expenses and costs:
Salaries, wages and employee benefits	152,998	143,164	125,953
Fuel and fuel taxes	138,629	121,026	81,722
Depreciation and amortization	46,739	41,890	35,871
Insurance and claims	27,006	26,172	26,224
Operations and maintenance	21,919	21,178	24,736
Purchased transportation	19,815	24,710	28,317
Operating taxes and licenses	6,610	6,224	5,653
Communications and utilities	3,362	3,220	3,039
(Gain) on disposal of assets	(541)	(1,144)	(1,040)
Other	22,677	19,766	14,831
Total operating expenses and costs	439,214	406,206	345,306
Operating income	26,404	33,497	17,799

Other expenses (income):
Interest expense	4,192	4,829	3,539
Other, net	(134)	(19)	33
Total other expenses, net	4,058	4,810	3,572
Income before income taxes	22,346	28,687	14,227

Income tax expense:
Current	1,422	6,791	3,834
Deferred	8,483	6,328	2,961
Total income tax expense	9,905	13,119	6,795
Net income	$12,441	$15,568	$7,432

Net income per share:
Basic earnings per share	$1.10	$1.55	$0.80

Diluted earnings per share	$1.08	$1.51	$0.79

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)
						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive	Unearned
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Compensation	Total
Balance at January 1, 2004	9,333	$93	$11,458	$65,979	$(2)	$(32)	$--	$ 77,496

Exercise of stock options	9	--	49	--	--	--	--	49
Purchase of 8 shares of Common Stock into treasury	--	--	--	--	(93)	--	--	(93)
Sale of 1 share of treasury stock to employee stock purchase plan	--	--	3	--	11	--	--	14
Contribution of shares for restricted stock award	--	--	1,163	--	(1,163)	--	--	--
Restricted stock award grant	--	--	--	--	1,163	--	(1,163)	--
Adjustments to unearned compensation	--	--	538	--	--	--	(538)	--
Amortization of unearned compensation	--	--	--	--	--	--	590	590
Net income for 2004	--	--	--	7,432	--	--	--	7,432
Change in fair value of interest rate swap, net of taxes of ($26)	--	--	--	--	--	40	--	40
Total comprehensive income								7,472
Balance at December 31, 2004	9,342	$93	$13,211	$73,411	$(84)	$8	$(1,111)	$85,528

Exercise of stock options	73	1	522	--	--	--	-- --	523
Tax benefit on exercise of stock options	--	--	24	--	--	--	--	24
Issuance of Common Stock	2,000	20	47,307	--	--	--	--	47,327
Stock based compensation	--	--	9	--	--	--	--	9
Purchase of 3 shares of Common Stock into treasury	--	--	--	--	(53)	--	--	(53)
Sale of 6 shares of treasury stock to employee stock purchase plan	--	--	66	--	77	--	--	143
Restricted stock forfeiture	--	--	--	--	(500)	--	271	(229)
Restricted stock award grant	--	--	53	--	500	--	(553)	--
Adjustments to unearned compensation	--	--	894	--	--	--	(894)	--
Amortization of unearned compensation	--	--	--	--	--	--	1,001	1,001
Net income for 2005	--	--	--	15,568	--	--	--	15,568
Change in fair value of interest rate swap, net of taxes of ($5)	--	--	--	--	--	(8)	--	(8)
Total comprehensive income								15,560
Balance at December 31, 2005	11,415	$114	$62,086	$88,979	$(60)	$--	$(1,286)	$149,833

Exercise of stock options	58	1	485	--	--	--	--	486
Tax benefit on exercise of stock options	--	--	213	--	--	--	--	213
Purchase of 230 shares of Common Stock into treasury	--	--	--	--	(4,199)	--	--	(4,199)
Sale of 2 shares of treasury stock to employee stock purchase plan	--	--	21	--	52	--	--	73
Stock based compensation	--	--	711	--	--	--	--	711
Elimination of unearned compensation	--	--	(1,286)	--	--	--	1,286	--
Net income for 2006	--	--	--	12,441	--	--	--	12,441
Balance at December 31, 2006	11,473	$115	$62,230	$101,420	$(4,207)	$--	$--	$159,558

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$12,441	$15,568	$7,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,739	41,890	35,871
Provision for doubtful accounts	36	(43)	(129)
Deferred income taxes	8,482	6,328	2,961
Excess tax benefit from exercise of stock options	(213)	--	--
Stock based compensation	711	772	590
Tax benefit from restricted stock	--	24	--
Expense from accelerated vesting of stock options	--	9	--
Gain on disposal of property and equipment	(541)	(1,144)	(1,040)
Changes in operating assets and liabilities:
Accounts receivable	5,491	(5,189)	(10,041)
Inventories, prepaid expenses and other current assets	(2,939)	566	(1,190)
Trade accounts payable and accrued expenses	7,043	(1,402)	2,273
Insurance and claims accruals	(1,001)	(827)	565
Net cash provided by operating activities	76,249	56,552	37,292

Investing activities
Purchases of property and equipment	(100,921)	(59,277)	(77,937)
Proceeds from sale of property and equipment	30,442	27,345	24,180
Change in other assets	(17)	(13)	61
Net cash used in investing activities	(70,496)	(31,945)	(53,696)

Financing activities
Borrowings under long-term debt	201,431	186,226	195,640
Principal payments on long-term debt	(177,007)	(236,200)	(165,581)
Principal payments on capitalized lease obligations	(22,202)	(24,688)	(13,470)
Principal payments on note payable	(2,534)	(3,727)	(1,015)
Net increase in bank drafts payable	4,124	5,647	726
Payments to repurchase Common Stock	(4,199)	(53)	(93)
Proceeds from issuance of Common Stock	--	47,327	--
Excess tax benefit from exercise of stock options	213	--	--
Proceeds from sale of treasury stock	73	143	14
Proceeds from exercise of stock options	486	523	49
Net cash provided by (used in) financing activities	385	(24,802)	16,270

Increase (decrease) in cash and cash equivalents	6,138	(195)	(134)
Cash and cash equivalents:
Beginning of period	994	1,189	1,323
End of period	$7,132	$994	$1,189

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,977	$5,295	$3,193
Income taxes	2,206	6,420	4,948
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for leases on revenue equipment	4,104	24,593	35,622
Liability incurred for note payable	2,178	2,586	4,099

See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.	Summary of Significant Accounting Policies

Description of Business

USA Truck (the “Company”) is a medium haul, dry van truckload carrier transporting general commodities throughout the continental United States and between locations in the United States and Canada. We transport general commodities into Mexico by allowing through-trailer service on our trailers through our facility in the city of Laredo, Texas.

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

Accounts Receivable and Concentration of Credit Risk

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts. The Company evaluates the adequacy of its allowance for doubtful accounts quarterly. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectibility. The Company maintains reserves for potential credit losses based upon its loss history and specific receivables aging analysis. Receivable balances are written off when collection is deemed unlikely. Such losses have been within management’s expectations.

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2006, 2005 and 2004, the Company’s top ten customers comprised 36%, 37% and 39% of total revenue, respectively. During the three year period ended December 31, 2006, no single customer represented more than 10% of total revenue. Other accounts receivable consists primarily of proceeds from the sale of revenue equipment. The carrying amount reported in the balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 30 days from the billing date.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2006, 2005 and 2004:

	(in thousands)
	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$104	$166	$330
Amounts charged to expense	36	(43)	(129)
Uncollectible accounts written off, net of recovery	(44)	(19)	(35)
Balance at end of year	$96	$104	$166

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories consist of tires, fuel, supplies and Company store merchandise and are stated at the lower of cost (first-in, first-out basis) or market.

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

The Company’s self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered lives. The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters. The Company maintains insurance above the amounts for which it self-insures, to certain limits, with licensed insurance carriers. The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements, and the Company believes this coverage is sufficient to protect against material loss.

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

Interest

The Company capitalizes interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was $0.02 million, $0.20 million and $0.03 million in 2006, 2005 and 2004, respectively. Interest expense was $4.2 million, $4.8 million and $3.5 million in 2006, 2005 and 2004, respectively.

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

Segment Reporting

In the past, we organized our five operating divisions into three operating segments, which we aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Due to the evolution of our business over the past few years, during the quarter ended June 30, 2006, we reclassified our five divisions into two operating segments, Trucking and USA Logistics, which we aggregate into one segment for financial reporting purposes in accordance with SFAS 131. Trucking consists of our General Freight, Regional Freight and Dedicated Freight divisions, which provide truckload freight services. USA Logistics consists of our Freight Brokerage and Third Party Logistics divisions, which provide services such as transportation scheduling, routing and mode selection, which do not typically involve the use of Company-owned or owner-operator equipment.

Our decision to aggregate our operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of our divisions and our centralized internal management structure. Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics include, for example, revenue per mile and miles per tractor per week. While the Third Party Logistics and Freight Brokerage divisions of our operations do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

The services we provide through all five divisions relate to the transportation of truckload quantities of general freight for customers in a variety of industries, and they generate revenue, and to a great extent incur expenses, primarily on a per mile basis. In addition, the two divisions within the USA Logistics segment are intended to provide services complementary to our Trucking services, primarily to existing customers of our Trucking segment. A majority of the customers of USA Logistics have also engaged us to provide services through one or more of our Trucking divisions. Our USA Logistics segment represents a relatively minor part of our business, generating approximately 4% of our total base revenue for the year ended December 31, 2006, and less than 7% of total base revenue in 2005 and 2004.

Revenue Recognition

Revenue generated by Trucking is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5 issued by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”). Expenses are recognized as incurred.

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

Reclassifications

In 2006, the Company classified bank drafts payable as a financing activity for purposes of the consolidated statement of cash flows. Bank drafts payable have been appropriately reclassified in the consolidated statements of cash flows for the years ended December 31, 2005 and 2004.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 has not and is not expected to have a material effect on our consolidated financial position or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 and utilizes a two-step approach for evaluating those positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard or are otherwise resolved to qualify for recognition. Derecognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is in the process of determining the impact of FIN 48. Presently, FIN 48 is not expected to have a material impact upon our financial position, results of operations and cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Since its adoption, SFAS 154 has not had and is not expected to have a material impact upon our financial position, results of operations and cash flows, but will affect future changes in accounting principles.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for our nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Since its adoption, SFAS 153 has not had and is not expected to have a material impact upon our financial position, results of operations and cash flows.

2.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)
	December 31,
	2006	2005
Prepaid licenses, permits and tolls	$2,248	$2,473
Prepaid insurance	4,967	1,954
Other	1,051	1,192
Total prepaid expenses and other current assets	$8,266	$5,619

3.	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)
	December 31,
	2006	2005
Salaries, wages, bonuses and employee benefits	$4,859	$4,863
Other (1)	5,949	5,662
Total accrued expenses	$10,808	$10,525

(1)	As of December 31, 2006 and 2005 no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.
4.	Derivative Financial Instruments

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

The Company recorded no gain or loss for the years ended December 31, 2005 and 2004 as a result of hedge ineffectiveness, other derivative instruments’ gain or loss or the discontinuance of a cash flow hedge.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Note Payable

At December 31, 2006, the Company had an unsecured note payable of $1.8 million that matures on September 1, 2007, bearing interest at 6.0%. At December 31, 2005, the Company had an unsecured note payable of $1.9 million that matured on September 1, 2006 bearing interest at 4.4%. Both of these notes payable were used to finance a portion of our annual insurance premiums at a favorable fixed rate of interest.

6.	Long-term Debt

Long-term debt consists of the following:

(in thousands)
	December 31,
	2006	2005
Revolving credit agreement (1)	$37,993	$13,569
Capitalized lease obligations (2)	55,622	73,720
	93,615	87,289
Less current maturities	25,798	19,700
Long-term debt, less current maturities	$67,817	$67,589

(1)

The Company’s revolving credit agreement (the “Senior Credit Facility”), as amended provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be further reduced by a borrowing base limit as defined in the agreement. At December 31, 2006, the Company had approximately $60.3 million available under the Senior Credit Facility. The Senior Credit Facility matures on September 1, 2010. The Senior Credit Facility can also be increased to $175.0 million at the Company’s option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Senior Credit Facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or LIBOR plus a certain percentage, which is determined based on the Company’s attainment of certain financial ratios. The effective interest rate on the Company’s borrowings under the Senior Credit Facility for the year ending December 31, 2006 was 6.8% and the rate at December 31, 2006 was 6.7%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on the Company’s attainment of certain financial ratios. At December 31, 2006, the rate was 0.2% per annum. The Senior Credit Facility is collateralized by revenue equipment having a net book value of approximately $188.7 million at December 31, 2006 and all trade and other accounts receivable. The Company had outstanding letters of credit of approximately $1.7 million at December 31, 2006. The Senior Credit Facility requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $130.5 million at December 31, 2006. In the event the Company fails to cure an event of default, the loan can become immediately due and payable. The Company was in compliance with these covenants at December 31, 2006. The covenants would prohibit the payment of dividends by the Company if such payment would cause the Company to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Senior Credit Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

(2)

The Company’s capitalized lease obligations extend through June 2010 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 2.4% to 4.5% at December 31, 2006. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

7.	Leases and Commitments

The Company leases certain revenue equipment under capital leases with terms from three to five years. At December 31, 2006, property and equipment included capitalized leases, which had capitalized costs of $88.1 million, accumulated amortization of $33.1 million and a net book value of $55.0 million. At December 31, 2005, property and equipment included capitalized leases, which had capitalized costs of $99.0 million, accumulated amortization of $26.0 million and a net book value of $73.0 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $15.9 million, $16.4 million and $11.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Leases and Commitments (continued)

At December 31, 2006, the future minimum payments under capitalized leases with initial terms of one year or more were $27.4 million for 2007, $21.6 million for 2008, $7.2 million for 2009 and $2.0 million for 2010. The present value of net minimum lease payments was $55.6 million, which excludes amounts representing interest of $2.6 million. The current portion of net minimum lease payments is $25.8 million.

From time to time we enter into operating leases for certain facilities and office equipment. Rent expense under those operating leases was $0.9 million, $0.7 million and $0.4 million in 2006, 2005 and 2004, respectively. At December 31, 2006 the Company was obligated to pay future rentals under those operating leases of $0.5 million, $0.4 million, $0.2 million, $0.1 million, $0.1 million and $0.3 million for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

Certain leases contain cross-default provisions with other financing agreements of the Company.

Commitments to purchase revenue equipment (including capital leases) and other fixed assets aggregated approximately $15.8 million at December 31, 2006.

8.	Federal and State Income Taxes

Significant components of the Company’s deferred tax liabilities and assets are as follows:

(in thousands)
	December 31,
	2006	2005
Current deferred tax assets:
Accrued expenses not deductible until paid	$3,837	$3,870
Equity Incentive Plan	392	169
Alternative Minimum Tax credit	379	--
Revenue recognition	190	299
Allowance for doubtful accounts	37	41
Total current deferred tax assets	4,835	4,379

Current deferred tax liability:
Prepaid expenses deductible when paid	(3,043)	(2,050)
Total current deferred tax liability	(3,043)	(2,050)
Net current deferred tax assets	$1,792	$2,329

Noncurrent deferred tax assets:
Capitalized leases	$186	$208
State tax credits	--	114
Non-compete agreement	173	199
Total noncurrent deferred tax assets	359	521

Noncurrent deferred tax liabilities:
Tax over book depreciation	(41,903)	(34,123)
Other	(21)	(18)
Total noncurrent deferred tax liabilities	(41,924)	(34,141)
Net deferred tax liabilities	$(41,565)	$(33,620)

For the year ended December 31, 2006, the Company’s effective tax rate decreased approximately 1.4% from that of the prior year primarily due to a reduction in taxable income. The change in the effective tax rate resulted in a reduction of the deferred tax liability and the deferred tax asset amounts of approximately $0.8 million and approximately $0.03 million, respectively.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Federal and State Income Taxes (continued)

Significant components of the provision for income taxes are as follows:

	(in thousands)
	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$1,178	$5,678	$3,132
State	244	1,113	702
Total current	1,422	6,791	3,834

Deferred:
Federal	7,027	5,304	2,482
State	1,456	1,024	479
Total deferred	8,483	6,328	2,961
Total income tax expense	$9,905	$13,119	$6,795

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

	(in thousands)
	Year Ended December 31,
	2006	2005	2004
Income tax at statutory federal rate	$7,572	$10,040	$4,979
Federal income tax effects of:
State income taxes	(615)	(748)	(414)
Nondeductible meals and entertainment	1,634	1,753	1,521
Other	(494)	(63)	(472)
Federal income taxes	8,097	10,982	5,614
State income taxes	1,808	2,137	1,181
Total income tax expense	$9,905	$13,119	$6,795

Effective tax rate	44.3%	45.7%	47.8%

The effective rates varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Due to the nondeductible portion of per diem pay to drivers, the Company’s effective tax rate will exceed the statutory rate.

9.	Employee Benefit Plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all employees. Employees can contribute up to 50% of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee. Employees’ rights to employer contributions vest after three years from their date of employment. Company matching contributions to the plan were approximately $0.7 million, $0.7 million and $0.6 million for 2006, 2005 and 2004, respectively.

10.	Stock Plans

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

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Stock Plans (continued)

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 950,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this plan for less than the fair market value of the Common Stock as defined in the plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under this plan generally vest ratably over five years. The option price under this plan is the fair market value of our common stock at the date the options were granted, except that the exercise prices of options granted to the Chairman of the Board are equal to 110% of the fair market value of our common stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of December 31, 2006. At December 31, 2006, approximately 597,200 shares were available for granting future options or other equity awards under this plan.

Prior to January 1, 2006, we accounted for our incentive and nonqualified stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equaled the market price of the underlying stock on the grant date, no compensation expense was recorded. We had adopted the disclosure-only provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, no stock-based compensation cost for our incentive and nonqualified stock options was recognized in the Consolidated Statements of Income for 2005 and 2004. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated. Compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the year ended December 31, 2006, we recognized approximately $0.3 million in compensation expense related to incentive and non-qualified stock options granted under our 2004 Equity Incentive Plan. Our adoption of SFAS 123(R) impacted our results of operations by increasing salaries, wages and employee benefits expense and increasing deferred income taxes. Such increases were immaterial in amount. Accordingly, the adoption of SFAS 123(R) had no effect on our basic and diluted earnings per share for the year ended December 31, 2006.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the year ended December 31, 2006, approximately $0.2 million of excess tax benefits classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Stock Plans (continued)

Information related to option activity for the year ended December 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	448,100	$12.86
Granted	11,000	26.24
Exercised	(58,250)	8.34		839,907
Cancelled/forfeited/expired	(20,300)	11.85
Outstanding at December 31, 2006	380,550	13.99	2.5	$1,355,699
Exercisable at December 31, 2006 (2)	153,550	$11.76	0.9	$709,027

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on December 29, 2006 (the last trading day of the fiscal year), was $16.05. The intrinsic value for options exercised in 2005 was $1,159,446 and in 2004 was $55,299.

(2)	The fair value of the options exercisable at December 31, 2006 was $0.6 million.

Information related to the weighted average fair value of stock option activity for the year ended December 31, 2006 is as follows:

	(in thousands)
	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2005	319,300	$4.96
Granted (1)	11,000	11.67
Forfeited	(20,300)	3.58
Vested	(83,000)	4.15
Nonvested options- December 31, 2006	227,000	5.70

(1)	Weighted average fair value for options granted in 2005 was $8.19 and in 2004 was $3.32.

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of December 31, 2006 is as follows:

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Stock Plans (continued)
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$5.44	8,300	0.8	8,300
5.98	6,000	0.8	6,000
7.52	3,000	1.1	3,000
11.47	199,600	2.3	73,000
12.10	37,000	1.2	37,000
12.62	15,000	1.3	5,000
12.66	16,000	2.6	6,400
13.31	5,700	0.1	5,700
16.08	8,250	1.7	1,500
22.54	70,700	4.3	7,650
22.93	6,000	2.8	--
30.22	5,000	4.1	--
	380,550	2.5	153,550

The following assumptions were used to value the stock options granted during the years indicated:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	40.2% - 52.1%	28.6% - 31.0%	25.8% to 26.1%
Risk-free interest rate	4.4% - 5.0%	3.3% - 4.7%	2.5% to 4.4%
Expected life	2 to 7 years	2 to 9 years	3 to 7 years

Expected volatility is a measure of the expected fluctuation in the Company’s share price. We use the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to determine the potential for the Company’s share price to increase over the expected life of the option. Expected life represents the length of time the Company anticipates the options to be outstanding before being exercised. Based on historical experience, that time period is best represented by the option’s contractual life. The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options.

The 2003 Restricted Stock Award Plan allows us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which have been awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. Prior to the adoption of SFAS 123(R) on January 1, 2006, we recorded any unamortized compensation related to the restricted stock awards as unearned compensation in equity. At December 31, 2005, we had $1.3 million in unearned compensation, which was subsequently eliminated from Additional Paid-In Capital in compliance with SFAS 123(R). Also, prior to the adoption of SFAS 123(R), we adjusted the amount of compensation expense each quarter based on changes in the market value of our Common Stock. Upon adoption of SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. The amount recognized is amortized over the vesting period. As a result of these changes, and because we were amortizing the fair value of fewer shares under our Restricted Stock Award Plan for 2006, our stock-based compensation expense related to restricted stock awards decreased in 2006 as compared to 2005. The stock-based compensation expense that we recognized related to our restricted stock awards was $0.4 million, $0.8

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Stock Plans (continued)

million and $0.5 million in 2006, 2005 and 2004, respectively, and is included in salaries, wages and employee benefits in the consolidated statements of income.

Information related to the 2003 Restricted Stock Award Plan for the year ended December 31, 2006 is as follows:

	(in thousands)
	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2005	80,000	$15.64
Granted	--	--
Forfeited	--	--
Vested	(15,000)	11.63
Nonvested shares- December 31, 2006	65,000	16.56

The following table illustrates the pro forma effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123(R) to options granted under our stock option plans in the periods presented. For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant and amortized to expense over the option’s vesting periods. This information should be read in conjunction with our consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.

	(in thousands, except per share amounts)
	2005	2004
Net income	$15,568	$7,432
Stock-based compensation expense included in the Consolidated Statements of Income, net of tax	475	365
Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(764)	(549)
Pro forma net income	$15,279	$7,248
Basic earnings per share, as reported	$1.55	$0.80
Pro forma basic earnings per share	$1.52	$0.78
Diluted earnings per share, as reported	$1.51	$0.79
Pro forma diluted earnings per share	$1.48	$0.77

As of December 31, 2006, we had $0.5 million and $0.4 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.5 years for stock options and 1.5 years for restricted stock.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	(in thousands, except per share amounts)
	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income	$12,441	$15,568	$7,432

Denominator:
Denominator for basic earnings per share – weighted average shares	11,353	10,034	9,268

Effect of dilutive securities:
Restricted Stock Award Plan	68	80	66
Employee stock options	140	214	64
	208	294	130
Denominator for diluted earnings per share – adjusted weighted
weighted average shares and assumed conversions	11,561	10,328	9,398
Basic earnings per share	$1.10	$1.55	$0.80
Diluted earnings per share	$1.08	$1.51	$0.79
Anti-dilutive employee stock options	90	--	--

12.	Common Stock Transactions

Repurchase of Equity Securities

On October 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s outstanding Common Stock over a three-year period ending October 19, 2007, dependent upon market conditions. The Company may make Common Stock purchases under this program from time to time on the open market or in privately negotiated transactions at prices determined by the Chairman of the Board or President. The Company may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors. During 2006, the Company purchased 230,000 shares of Common Stock for approximately $4.2 million and in 2005, purchased 2,500 shares of Common Stock for approximately $0.05 million.

On January 24, 2007 the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock through January 24, 2010. The new authorization is in addition to the existing repurchase program.

Stock Offering

In August 2005, the Company completed a stock offering of 2.0 million shares of common stock which generated net proceeds to the Company of approximately $47.3 million. The proceeds from the stock offering were used to retire long-term debt.

13.	Fair Value of Financial Instruments

At December 31, 2006 and 2005, the amount reported in the Company’s balance sheets for its Senior Credit Facility approximated its fair value.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Litigation

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

15.	Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2006 and 2005:

	(in thousands, except per share amounts)
	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Operating revenues	$114,208	$121,941	$119,802	$109,667
Operating expenses and costs	106,989	112,745	112,322	107,159
Operating income	7,219	9,196	7,480	2,508
Other expenses, net	867	1,098	1,035	1,057
Income before income taxes	6,352	8,098	6,445	1,451
Income tax expense	2,904	3,739	3,030	232
Net income	$3,448	$4,359	$3,415	$1,219

Average shares outstanding (basic)	11,349	11,382	11,389	11,293
Basic earnings per share	$0.30	$0.38	$0.30	$0.11

Average shares outstanding (diluted)	11,643	11,583	11,558	11,456
Diluted earnings per share	$0.30	$0.38	$0.30	$0.11

Note - The above amounts have been previously reported in the Company’s quarterly reports on Form 10-Q. Certain line items in those quarterly reports may not total the corresponding amount reported in this Annual Report on Form 10-K due to rounding.

	(in thousands, except per share amounts)
	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Operating revenues	$101,043	$107,412	$113,155	$118,092
Operating expenses and costs	94,454	97,995	104,312	109,444
Operating income	6,589	9,417	8,843	8,648
Other expenses, net	1,292	1,433	1,226	859
Income before income taxes	5,297	7,984	7,617	7,789
Income tax expense	2,563	3,649	3,396	3,511
Net income	$2,734	$4,335	$4,221	$4,278

Average shares outstanding (basic)	9,251	9,280	10,270	11,313
Basic earnings per share	$0.30	$0.47	$0.41	$0.38

Average shares outstanding (diluted)	9,538	9,563	10,590	11,611
Diluted earnings per share	$0.29	$0.45	$0.40	$0.37

Note - The above amounts have been previously reported in the Company’s quarterly reports on Form 10-Q. Certain line items in those quarterly reports may not total the corresponding amount reported in this Annual Report on Form 10-K due to rounding.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 14, 2006, the Company dismissed its independent auditors, Ernst & Young LLP, and on March 15, 2006, engaged Grant Thornton LLP as its independent auditors for the fiscal year ending December 31, 2006. Each of these actions was approved by the Audit Committee of the Company. Information with respect to this matter was previously reported in the Company’s current report on Form 8-K filed March 17, 2006. There were no disagreements between the Company and its former auditors and no reportable events required to be disclosed in this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the CEO and the CFO, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. As stated below, Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their accompanying report.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and

Stockholders of USA Truck, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (management’s assessment), that USA Truck, Inc. (a Delaware corporation) and subsidiary (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that USA Truck, Inc., maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, USA Truck, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended of USA Truck, Inc., and our report dated March 2, 2007, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 2, 2007

Item 9B.	OTHER INFORMATION

There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2006.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Additional Information Regarding the Board of Directors—Biographical Information”, “Executive Officers” “Section 16(a) Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee,” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2007, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

The Company’s Code of Business Conduct and Ethics (“Code of Ethics”) applicable to all directors, officers and employees, which sets forth the conduct and ethics expected of all affiliates and employees of the Company, is available at our Internet address http://www.usa-truck.com, under the “Corporate Governance” tab of the “Investor Relations” page. Any amendment to, or waivers of, any provision of the Code of Ethics that apply to the Company’s principal executive, financial and accounting officers, or persons performing similar functions, will be posted at that same location on the Company’s website.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2007, set forth certain information with respect to the compensation of management and directors and related matters and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2007, sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” of this annual report on Form 10-K, which sets forth certain information with respect to our equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Director Independence” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2007, set forth certain information with respect to relations of and transactions by management and the independence of our directors and nominees for election as directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2007, sets forth certain information with respect to the fees billed by our independent registered public accounting firm and the nature of services rendered for such fees for each of the two most recent fiscal years and with respect to our audit committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)		The following documents are filed as a part of this report:	Page
	1.	Financial statements.
		The following financial statements of the Company are included in Part II, Item 8 of this report:
		Consolidated Balance Sheets as of December 31, 2006 and 2005	34
		Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	35
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	36
		Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	37
		Notes to Consolidated Financial Statements	38

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
		Management Compensatory Plans:
		-Employee Stock Option Plan (Exhibit 10.1)
		-Executive Profit-Sharing Incentive Plan (Exhibit 10.2)
		-1997 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.3)
		-2003 Restricted Stock Award Plan (Exhibit 10.4)
		-Form of Restricted Stock Award Agreement (Exhibit 10.5)
		-USA Truck, Inc. 2004 Equity Incentive Plan (Exhibit 10.6)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ Jerry D. Orler	By:	/s/ Clifton R. Beckham
	Jerry D. Orler		Clifton R. Beckham
	President and Chief Executive Officer		Senior Vice President, Finance and Chief Financial Officer

Date:	March 2, 2007	Date:	March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Powell
Robert M. Powell	Chairman of the Board and Director	March 2, 2007

/s/ Jerry D. Orler
Jerry D. Orler	President, Chief Executive Officer and Director	March 2, 2007

/s/ Clifton R. Beckham
Clifton R. Beckham	Sr. Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 2, 2007

/s/ James B. Speed
James B. Speed	Director	March 2, 2007

/s/ Terry A. Elliott
Terry A. Elliott	Director	March 2, 2007

/s/ William H. Hanna
William H. Hanna	Director	March 2, 2007

/s/ Joe D. Powers
Joe D. Powers	Director	March 2, 2007

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	March 2, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit
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

10.1*	Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.6 to the Form S-1) terminated in 2002, except with respect to outstanding options.

Exhibit Number	Exhibit
10.2*

Executive Profit-Sharing Incentive Plan, as amended effective January 1, 2007, for executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 20, 2006).

10.3*

1997 Nonqualified Stock Option Plan for Nonemployee Directors of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-20721, filed with the Securities and Exchange Commission on January 30, 1997).

10.4*	2003 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).
10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).
10.6*	USA Truck, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company’s proxy statement filed with the Securities and Exchange Commission on March 19, 2004).
21	The Company has no significant subsidiaries.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory Plan
** Filed herewith