Form 10-Q
period 2007-03-31
USA TRUCK INC
filed 2007-04-27
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer	____	Accelerated Filer	X	Non-Accelerated Filer	_____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	_____	No	X

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of April 24, 2007 is 10,794,172.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	March 31,	December 31,
	2007	2006 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$5,262	$7,132
Accounts receivable:
Trade, less allowances of $84 in 2007 and $96 in 2006	43,112	40,856
Other	7,977	4,828
Inventories	988	930
Deferred income taxes	1,648	1,792
Prepaid expenses	9,115	8,266
Total current assets	68,102	63,804

Property and equipment:
Land and structures	33,026	32,992
Revenue equipment	323,974	326,083
Service, office and other equipment	18,124	17,746
	375,124	376,821
Accumulated depreciation and amortization	(104,500)	(101,314)
	270,624	275,507
Other assets	353	183
Total assets	$339,079	$339,494

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$10,802	$11,539
Trade accounts payable	15,855	10,419
Current portion of insurance and claims accruals	6,703	6,233
Accrued expenses	11,121	10,808
Current maturities of long-term debt and capital leases	25,498	25,798
Note payable	1,203	1,791
Total current liabilities	71,182	66,588

Long-term debt and capital leases, less current maturities	69,375	67,817
Deferred income taxes	42,167	41,565
Insurance and claims accruals, less current portion	4,145	3,966

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,503,072 shares in 2007 and 11,473,022 shares in 2006	115	115
Additional paid-in capital	62,729	62,230
Retained earnings	101,500	101,420
Less treasury stock, at cost (717,900 shares in 2007 and 230,401 shares in 2006)	(12,134)	(4,207)
Total stockholders’ equity	152,210	159,558
Total liabilities and stockholders’ equity	$339,079	$339,494

(1)The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)
	Three Months Ended
	March 31,
	2007	2006

Revenue:
Trucking revenue	$92,438	$91,387
USA Logistics revenue	2,035	5,429
Base revenue	94,473	96,816
Fuel surcharge revenue	17,978	17,392
Total revenue	112,451	114,208

Operating expenses and costs:
Salaries, wages and employee benefits	40,751	37,684
Fuel and fuel taxes	33,249	32,260
Depreciation and amortization	11,889	11,216
Insurance and claims	7,327	6,368
Operations and maintenance	5,873	5,316
Purchased transportation	3,770	6,655
Operating taxes and licenses	1,619	1,635
Communications and utilities	952	834
Gain on disposal of revenue equipment, net	(371)	(113)
Other	5,303	5,134
Total operating expenses and costs	110,362	106,989
Operating income	2,089	7,219
Other expenses (income):
Interest expense	1,151	929
Other, net	79	(62)
Total other expenses, net	1,230	867
Income before income taxes	859	6,352
Income tax expense	779	2,904

Net income	$80	$3,448

Per share information:
Average shares outstanding (Basic)	11,062	11,349
Basic earnings per share	$0.01	$0.30

Average shares outstanding (Diluted)	11,188	11,643
Diluted earnings per share	$0.01	$0.30

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2006	11,473	$115	$62,230	$101,420	$(4,207)	$159,558
Exercise of stock options	30	--	360	--	--	360
Write off of tax asset on exercise of stock options	--	--	(12)	--	--	(12)
Stock-option expense	--	--	151	--	--	151
Purchase of 487 shares of Common Stock into treasury	--	--	--	--	(7,927)	(7,927)
Net income for 2007	--	--	--	80	--	80
Balance at March 31, 2007	11,503	$115	$62,729	$101,500	$(12,134)	$152,210

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net income	$80	$3,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,889	11,216
Provision for doubtful accounts	(11)	--
Deferred income taxes	746	2,403
Excess tax benefit from exercise of stock options	(39)	(40)
Write off of tax asset on exercise of stock options	51	--
Stock-based compensation	151	188
Gain on disposal of property and equipment	(371)	(113)
Changes in operating assets and liabilities:
Accounts receivable	(5,394)	572
Inventories and prepaid expenses	(907)	(2,121)
Trade accounts payable and accrued expenses	5,737	9,457
Insurance and claims accruals	649	(2,561)
Net cash provided by operating activities	12,581	22,449

Investing activities
Purchases of property and equipment	(15,192)	(34,955)
Proceeds from sale of property and equipment	8,557	9,565
Change in other assets	(170)	3
Net cash used in investing activities	(6,805)	(25,387)

Financing activities
Borrowings under long-term debt	46,508	52,617
Principal payments on long-term debt	(38,240)	(43,627)
Principal payments on capitalized lease obligations	(7,010)	(6,152)
Principal payments on note payable	(588)	(641)
Net (decrease) increase in bank drafts payable	(737)	2,039
Payments to repurchase Common Stock	(7,927)	--
Proceeds from stock options	360	252
Excess tax benefit from exercise of stock options	--	40
Write off of tax asset on exercise of stock options	(12)	--
Proceeds from sale of treasury stock	--	43
Net cash (used in) provided by financing activities	(7,646)	4,571

(Decrease) increase in cash and cash equivalents	(1,870)	1,633
Cash and cash equivalents:
Beginning of period	7,132	994
End of period	$5,262	$2,627

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,161	$866
Income taxes	--	168

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 950,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this Plan for less than the fair market value of the Common Stock as defined in the Plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under the Plan generally vest ratably over five years. The option price under this Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of March 31, 2007. At March 31, 2007, approximately 598,700 shares were available for granting future options or other equity awards under this Plan.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated to reflect stock-based compensation costs that would have been recognized in the financial statements with respect to outstanding options if we had applied SFAS 123(R) in those prior periods. Compensation cost recognized in the first three months of 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three months ended March 31, 2007 and 2006, we recognized approximately $0.07 million and $0.08 million, respectively, in compensation expense related to incentive and non-qualified stock options granted under our plans.

The following assumptions were used to value the stock options granted during the years indicated:

	2007	2006
Dividend yield	--	0%
Expected volatility	--	40.2% - 52.1%
Risk-free interest rate	--	4.4% - 5.0%
Expected life	--	2 to 7 years

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

At March 31, 2007, we had 349,000 outstanding stock options with a weighted average exercise price of $14.15, and there were 125,250 vested options. The weighted average remaining contractual life of the vested options is approximately 0.8 years.

Information related to option activity for the three months ended March 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	380,550	$13.99
Granted	--	--
Exercised	(30,050)	11.99		$117,500
Cancelled/forfeited/expired	(1,500)	16.08
Outstanding at March 31, 2007	349,000	14.15	2.4	1,100,512
Exercisable at March 31, 2007 (2)	125,250	$11.87	0.8	$528,402

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on March 30, 2007 (the last trading day of the quarter) was $15.54.

(2)	The fair value of options exercisable at March 31, 2007 was $0.5 million.

Information related to the weighted average fair value of stock option activity for the three months ended March 31, 2007 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2006	227,000	$5.70
Granted	--	--
Forfeited	--	--
Vested	(3,250)	6.92
Nonvested options – March 31, 2007	223,750	$5.68

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of March 31, 2007 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$5.44	7,300	0.5	7,300
5.98	6,000	0.5	6,000
7.52	3,000	0.9	3,000
11.47	189,400	2.2	62,800
12.10	24,600	1.4	24,600
12.62	15,000	1.1	5,000
12.66	16,000	2.3	6,400
16.08	6,000	2.0	1,500
22.54	70,700	4.1	7,650
22.93	6,000	2.6	--
30.22	5,000	3.8	1,000
	349,000	2.4	125,250

The 2003 Restricted Stock Award Plan allows us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which have been awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors based on criteria set forth in the Plan. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. In accordance with SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. For the three months ended March 31, 2007 and 2006, the compensation expense related to our restricted stock awards was $0.08 million and $0.1 million, respectively.

Information related to the 2003 Restricted Stock Award Plan for the quarter ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2006	65,000	$16.56
Granted	--	--
Forfeited	--	--
Vested	(19,000)	15.00
Nonvested shares – March 31, 2007	46,000	$17.21

As of March 31, 2007, we had $0.4 million and $0.4 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.4 years for stock options and 1.8 years for restricted stock.

Because of the decrease in the amount of stock-based compensation expense related to our Restricted Stock Award Plan, the total stock-based compensation expense we recorded was $0.03 million less for the three months ended March 31, 2007 than was recorded in the same period of 2006.

NOTE D – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Our Board of Directors had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares, the remaining balance of which was repurchased during the first quarter of 2007. During the quarter ended March 31, 2007, we repurchased a total of 487,499 shares of our Common Stock under the prior and current authorizations, at a total cost of approximately $7.9 million. Our current repurchase authorization has 1,776,501 shares remaining.

NOTE E – SEGMENT REPORTING

In the past, we organized our five operating divisions into three operating segments, which we aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). During the quarter ended June 30, 2006 we reclassified our five divisions into two operating segments, Trucking and USA Logistics, which we aggregate into one segment for financial reporting purposes in accordance with SFAS 131. We have reformatted our Consolidated Statements of Income to add disclosures regarding the portion of our base revenue attributable to each of our two operating segments. Trucking consists of our General Freight, Regional Freight and Dedicated Freight divisions, which provide truckload freight services. USA Logistics consists of our Freight Brokerage and Third Party Logistics divisions, which provide services such as transportation scheduling, routing and mode selection, which do not typically involve the use of Company-owned or owner-operator equipment.

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

The services we provide through all five divisions relate to the transportation of truckload quantities of general freight for customers in a variety of industries. The services generate revenue and incur expenses, primarily on a per mile basis. The two divisions within the USA Logistics operating segment are intended to provide services complementary to our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of USA Logistics have also engaged us to provide services through one or more of our Trucking divisions. Our USA Logistics operating segment represents a relatively minor part of our business, generating approximately 2% of our total base revenue for the three months ended March 31, 2007 and less than 5% of total base revenue in each of the last two fiscal years.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157, discussed below. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating whether we will apply SFAS 159 to any of our qualified financial assets and liabilities and the potential impact of those choices on our consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 became effective for us on January 1, 2007. SAB 108 has not had a material effect on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value that are among the many accounting pronouncements that require fair value measurements and the limited guidance for applying those definitions in GAAP. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. SFAS 157 is not expected to have a material impact upon our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 and utilizes a two-step approach for evaluating those positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard or are otherwise resolved to qualify for recognition. Derecognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. The provisions of FIN 48 became effective for us as of January 1, 2007.

NOTE G - ACCRUED EXPENSES

Accrued expenses consist of the following:

	(in thousands)
	March 31,	December 31,
	2007	2006
Salaries, wages, bonuses and employee benefits	$4,542	$4,859
Other (1)	6,579	5,949
Total accrued expenses	$11,121	$10,808

(1)	As of March 31, 2007 and December 31, 2006, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE H - NOTE PAYABLE

At March 31, 2007 and December 31, 2006, we had an unsecured note payable of $1.2 million and $1.8 million, respectively, that matures on September 1, 2007, and bears interest at an annual rate of 6.0%. This note payable is used to finance a portion of our annual insurance premiums.

NOTE I – LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)
	March 31,	December 31,
	2007	2006
Revolving credit agreement (1)	$46,261	$37,993
Capitalized lease obligations (2)	48,612	55,622
	94,873	93,615
Less current maturities	25,498	25,798
Long-term debt and capital leases, less current maturities	$69,375	$67,817

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At March 31, 2007, we had approximately $52.0 million available under the Facility. The Facility matures on September 1, 2010. The Facility can also be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at March 31, 2007 was 6.6%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At March 31, 2007, the rate was 0.2% per annum. The Facility is collateralized by revenue equipment having a net book value of $191.3 million at March 31, 2007, and all trade and other accounts receivable. We had outstanding letters of credit of approximately $1.7 million at March 31, 2007. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $130.5 million at March 31, 2007. We were in compliance with these covenants at March 31, 2007. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value.

(2)

Our capitalized lease obligations have various termination dates extending through June 2010 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 2.5% to 4.5% at March 31, 2007. The lease agreements require us to pay property taxes, maintenance and operating expenses.

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

As of March 31, 2007, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $1.1 million for the remainder of 2007. In addition, we had purchase obligations of approximately $0.2 million related to facility expansions contracted for the remainder of 2007.

NOTE K – INCOME TAXES

During the quarters ended March 31, 2007 and 2006, our effective tax rates were 90.7% and 45.7%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We adopted the provisions of FIN 48 on January 1, 2007 and have analyzed filing positions in our federal tax returns as well as in all open tax years. The only periods subject to examination for our federal returns are the 2005 and 2006 tax years. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2007, we had no unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE L – EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average number of shares of Common Stock outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net Income	$80	$3,448

Denominator:

Denominator for basic earnings per share – weighted average shares	11,062	11,349

Effect of dilutive securities:
Restricted Stock Award Plan	58	75
Employee stock options	68	219
	126	294
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	11,188	11,643
Basic earnings per share	$0.01	$0.30
Diluted earnings per share	$0.01	$0.30
Anti-dilutive employee stock options	88	5

NOTE M - LITIGATION

We are party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. We maintain insurance to cover liabilities in excess of certain self-insured retention levels. Though management believes these claims to be routine and immaterial to our long-term financial position, adverse results of one or more of these claims could have a material adverse effect on our financial position or results of operations in any given reporting period.

NOTE N – RECLASSIFICATION

In the third quarter of 2006, all bank drafts payable were classified as a financing activity for purposes of the consolidated statement of cash flows. Bank drafts payable have been appropriately reclassified in the consolidated statements of cash flows for the three months ended March 31, 2006.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as the impact of internal programs used to attain a balance of fleet capacity and freight availability or the improvement in driver turnover. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of customers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Factors” in Item 1A of that report, and updates, if any, to that information are included in Item 1A in Part II of this report.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand USA Truck, Inc., our operations and our present business environment. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report. This overview summarizes the MD&A, which includes the following sections:

Our Business – a general description of our business, the organization of our operations and the divisions that comprise our operations.

Critical Accounting Estimates – a discussion of accounting policies that require critical judgment and estimates.

Results of Operations – an analysis of our consolidated results of operations for the periods presented in our consolidated financial statements and a discussion of seasonality, the potential impact of inflation and fuel availability and cost.

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

We previously organized our divisions into three operating segments, as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. Due to the evolution of our business over the past few years, during the quarter ended June 30, 2006 we reclassified our five divisions into two operating segments for internal reporting and monitoring purposes. The information we present in this report reflects this change.

The five divisions are classified into the Trucking operating segment and USA Logistics operating segment. Trucking includes those transportation services in which we use Company-owned tractors or owner-operator tractors. USA Logistics consists of services such as freight brokerage, transportation scheduling, routing and mode selection, which typically do not involve the use of Company-owned or owner-operator equipment. Both Trucking and USA Logistics have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

Substantially all of our base revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers. For the three months ended March 31, 2007 and 2006, Trucking base revenue represented 97.8% and 94.4% of base revenue, respectively, with remaining base revenue being generated through USA Logistics.

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

We refer to our five divisions as General Freight, Regional Freight, Dedicated Freight, Freight Brokerage and Third Party Logistics.

Trucking. Trucking includes three divisions providing the following services to our customers:

•

General Freight. Our General Freight division provides truckload freight services as a medium-haul common carrier. In the truckload industry, companies whose average length of haul is more than 800 miles but less than 1,200 miles are often referred to as medium-haul carriers. The average length of haul for our General Freight services has been within that range throughout our history. We have provided General Freight services since our inception and we derive the largest portion of our revenues from these services.

•

Regional Freight. Our Regional Freight division provides truckload freight services that involve a length of haul of approximately 500 miles. We began offering our Regional Freight services in 2004, in order to aid in driver recruitment and retention and to participate in the largest segment within the truckload market. Currently, we conduct Regional Freight operations in the areas around our facilities located in Van Buren, Arkansas, Butler Township, Ohio and Spartanburg, South Carolina.

•

Dedicated Freight. Our Dedicated Freight division is a variation of our General Freight and Regional Freight divisions, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our Dedicated Freight division also aids in driver recruitment and retention.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material.

The most significant accounting policies and estimates that affect our financial statements include the following:

•

Revenue recognition and related direct expenses based on relative transit time in each period. Revenue generated by Trucking is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5 issued by the Emerging Issues Task Force of the Financial Accounting Standards Board. Expenses are recognized as incurred.

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

Results of Operations

Executive Overview

The following executive overview is presented comparing the financial results of the three months ended March 31, 2007 to the three months ended March 31, 2006.

Demand for truckload services was softer than any quarter we have experienced in several years. However, freight demand did improve from lows in January and February to a steadier freight environment in March.

We began the first quarter with more fleet capacity than freight availability. That imbalance was caused by our fleet growth in 2006, our firm stance on rate increases in 2006 and the decelerating freight conditions over the last few quarters. Compounding this problem, we manned over 100 additional tractors that did not previously have drivers during the fourth quarter of 2006, which increased the imbalance between fleet capacity and freight availability, effectively adding 4.3% capacity to our fleet during a soft freight environment. In response to that series of events, we implemented a number of internal programs with the goal of balancing fleet capacity and freight availability by March 31. Due to the improving freight environment in March and the progress achieved with our internal programs, we substantially regained that balance at quarter-end. We will now focus our efforts on freight selection in the coming quarters.

The lack of revenue volume has applied pressure to our operating margins. However, with a few exceptions, we are generally pleased with our cost structure. While the lack of revenue was the most significant component of the margin erosion, cost pressures also contributed. In particular, the main areas of costs that significantly hindered earnings during the quarter were:

•

Adverse weather conditions throughout a significant portion of our operating areas during the quarter negatively affected our profitability. Not only did weather hamper asset utilization, but it also impacted fuel economy as increased engine idle time and poor road conditions increased fuel costs. Weather-related accidents and adverse claims experience increased our insurance and claims costs.

•

Labor costs grew throughout 2006 as we increased driver pay in response to a challenging driver hiring market and high driver turnover. However, the market for hiring qualified drivers became less challenging in the fourth quarter of 2006, and that trend continued in the first quarter of 2007. Additionally, our internal initiatives to reduce driver turnover at USA Truck have shown dramatic improvements, both year-over-year and sequentially.

Despite the disappointing results this quarter, we are encouraged by our operating performance in March, which yielded net income of $0.07 per share and an operating ratio of 94.3% for the month.

Now that we have improved our balance between freight demand and fleet capacity, we are concentrating on achieving the six long-term strategic objectives we addressed in our 2006 Annual Report on Form 10-K. Consistent with those strategic objectives, we repurchased 487,499 shares of the Company’s Common Stock during the first quarter of 2007 and a total of 717,499 shares over the past two quarters. Our current repurchase authorization has 1,776,501 shares remaining.

Note Regarding Presentation

By agreement with our customers, and consistent with industry practice, we add a graduated surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed upon baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have used base revenue, which excludes the fuel surcharge revenue, and instead taken the fuel surcharge as a credit against the fuel and fuel taxes line item in the table setting forth the percentage relationship of certain items to base revenue below.

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

	Three Months Ended
	March 31,
	2007	2006
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	43.1	38.9
Fuel and fuel taxes (1)	16.2	15.3
Depreciation and amortization	12.6	11.6
Insurance and claims	7.8	6.6
Operations and maintenance	6.2	5.5
Purchased transportation	4.0	6.9
Operating taxes and licenses	1.7	1.7
Communications and utilities	1.0	0.8
Gain on disposal of revenue equipment, net	(0.4)	(0.1)
Other	5.6	5.3
Total operating expenses and costs	97.8	92.5
Operating income	2.2	7.5
Other expenses:
Interest expense	1.2	1.0
Other, net	0.1	(0.1)
Total other expenses, net	1.3	0.9
Income before income taxes	0.9	6.6
Income tax expense	0.8	3.0
Net income	0.1%	3.6%

(1) Net of fuel surcharges.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Results of Operations – Combined Services

Our base revenue declined 2.4% from $96.8 million to $94.5 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $0.08 million, or 0.1% of base revenue, as compared to $3.4 million, or 3.6% of base revenue for 2006.

Overall, our operating ratio increased by 5.3 percentage points of base revenue to 97.8% due primarily to lower freight volumes and as a result of the following factors:

•

Salaries, wages and employee benefits increased by 4.2 percentage points of base revenue due to a 4.7% increase in driver compensation per mile and a 2.8% decrease in our base revenue per loaded mile. In addition, our empty mile factor, for which drivers are paid but we are not typically compensated, increased 25.6% resulting in an increase in salaries, wages and employee benefits of 0.7 percentage points of base revenue. We steadily increased driver pay over the past year to stay competitive in the driver hiring market and ensure that we maintain an adequate supply of qualified drivers to meet our fleet needs.

•

Fuel and fuel taxes increased by 0.9 percentage points of base revenue. The increase was primarily due to a 1.5% decrease in fuel efficiency caused by increased engine idle time and poor road conditions.

•

Depreciation and amortization increased by 1.0 percentage point of base revenue primarily due to an 18.0% increase in our trailer fleet, a 1.5% decrease in tractor utilization and a 2.8% decrease in base revenue per loaded mile.

•	Insurance and claims increased by 1.2 percentage points of base revenue due to adverse claims experience and weather-related accidents.
•

Purchased transportation decreased by 2.9 percentage points of base revenue due primarily to the decrease in carrier expense associated with our Third Party Logistics division. During 2006, we continued to focus our efforts on our core competency of asset-based Trucking.

•	Operations and maintenance increased by 0.7 percentage points of base revenue primarily due to a 10.2% increase in fleet maintenance costs.
•

Our effective tax rate increased from 45.7% in 2006 to 90.7% in 2007. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect and due to permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Three Months Ended March 31, 2007
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	59,254	7,951	6,295	73,500
Empty mile factor (2)	12.6%	16.2%	2.4%	12.1%
Base revenue per loaded mile	$1.42	$1.56	$1.35	$1.43
Average number of tractors (3)	2,016	320	222	2,558
Average miles per tractor per period	29,392	24,848	28,357	28,733
Average miles per tractor per week	2,296	1,941	2,215	2,245
Average miles per trip (4)	917	493	524	790
Average unmanned tractor percentage (5)	2.6%	3.8%	5.0%	3.0%
Base revenue per truck per week	$2,857	$2,540	$2,922	$2,823

	Three Months Ended March 31, 2006
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	59,203	5,054	6,962	71,219
Empty mile factor (2)	10.1%	12.8%	3.8%	9.6%
Base revenue per loaded mile	$1.43	$1.52	$1.31	$1.42
Average number of tractors (3)	2,028	191	224	2,443
Average miles per tractor per period	29,193	26,459	31,079	29,152
Average miles per tractor per week	2,281	2,067	2,428	2,278
Average miles per trip (4)	941	558	600	851
Average unmanned tractor percentage (5)	3.9%	6.8%	7.6%	4.5%
Base revenue per truck per week	$2,924	$2,735	$3,067	$2,922

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 1.1% to $92.4 million. The increase was the result of several factors:

•

General Freight’s base revenue per tractor per week decreased 2.3%. This decrease was primarily due to a 2.6% decrease in miles per trip and a 24.8% increase in our empty mile factor. General Freight was able to decrease unmanned tractors by 34.2%. Our General Freight division model is more dependent on miles per tractor per week, thus it was impacted more by softer freight demand than our other Trucking divisions.

•

Regional Freight base revenue grew 55.6%. Despite the challenging freight environment, Regional Freight improved in many key statistical categories including base revenue per loaded mile, tractor count and unmanned tractors. We intend to continue working to further improve the Regional Freight operating model. We opened our third regional operation in the Southeast United States this quarter.

•

Dedicated Freight base revenue per tractor per week decreased 4.7% due to a decrease of 8.3% in loaded miles. This degradation in loaded miles was partially offset by a 2.9% increase in base revenue per loaded mile. During 2006, we made changes to our freight mix by adding new customer accounts that provide fewer miles, but higher revenue per mile and removing certain customer accounts that provide more miles but lower revenue per mile.

•

Overall, the average size of our Trucking tractor fleet grew by 4.7%. We grew the average size of the Company-owned tractor fleet by 4.3% to 2,535 tractors and our owner-operator fleet by 91.7% to 23 tractors.

Results of Operations – USA Logistics

Base revenue from USA Logistics decreased by 62.5% to $2.0 million. Freight Brokerage base revenue decreased to $1.7 million, a 23.9% decrease, primarily as a result of the generally soft freight demand discussed above. During 2006, we continued to focus our efforts on our core competency of asset-based Trucking. As a result, our Third Party Logistics division revenue decreased by 90.4% to $0.3 million.

Seasonality

In the trucking industry, revenues generally decrease as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses increase due primarily to decreased fuel efficiency and increased maintenance costs. Future revenues could be impacted if customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings. Historically, many of our customers have closed their plants for maintenance or other reasons during January and July.

Inflation

Although most of our operating expenses are inflation sensitive, the effect of inflation on revenue and operating costs has been minimal in recent years. The effect of inflation-driven cost increases on our overall operating costs is not expected to be greater for us than for our competitors.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into operating leases that are not reflected in our balance sheet.

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Amended and Restated Senior Credit Facility and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. We had approximately $52.0 million available under our Facility at March 31, 2007, and $53.5 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Cash Flows
	(in thousands)
	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$12,581	$22,449
Net cash used in investing activities	(6,805)	(25,387)
Net cash (used in) provided by financing activities	(7,646)	4,571

Cash provided by operations decreased $9.9 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The change was primarily due to a decrease in net income, an increase in receivables during the first quarter of 2007 compared to a reduction in receivables that was experienced during the comparable period of 2006, and a smaller increase in deferred taxes, trade accounts payable and bank drafts payable during the first quarter of 2007 than in the first quarter of 2006.

Cash used in investing activities decreased $18.6 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to a decrease in our net expenditures for revenue equipment. In 2006, we executed an aggressive revenue equipment acquisition program in anticipation of the EPA’s emission control regulations that went into effect in January 2007. In addition, as we began the first quarter of 2007, our fleet capacity exceeded freight availability. This imbalance caused us to adjust our equipment replacement schedules to better manage fleet growth during the quarter and not add tractors until freight demand and driver availability warranted such additions.

Cash used in financing activities was $7.6 million for the three months ended March 31, 2007 as compared to cash provided by financing activities of $4.6 million for the three months ended March 31, 2006. This $12.2 million difference was primarily as a result of an increase in our repurchases of Common Stock.

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

The Facility is collateralized by revenue equipment having a net book value of approximately $191.3 million at March 31, 2007, and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At March 31, 2007, $46.3 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the three months ended March 31, 2007, the effective interest rate was 6.7%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At March 31, 2007, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of March 31, 2007, we were in compliance with the covenants.

Certain leases contain cross-default provisions with other financing agreements of the Company.

Equity

At March 31, 2007, we had stockholders’ equity of $152.2 million and total debt of $96.1 million, resulting in a debt to total capitalization ratio of 38.7% compared to 37.4% at December 31, 2006.

Purchases and Commitments

As we began the first quarter of 2007, our fleet capacity exceeded freight availability. This imbalance caused us to adjust our equipment replacement schedules to better manage fleet growth during the quarter and not add tractors until freight demand and driver availability warranted such additions. As we substantially regained that balance at quarter end, we have projected our capital expenditures based on our anticipated operational needs for the remainder of the year. As of March 31, 2007, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $38.4 million for the remainder of 2007, approximately $29.8 million of which relates to revenue equipment acquisitions. We expect to use the balance of $8.6 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the three months ended March 31, 2007, we made $6.6 million of net capital expenditures, including $6.2 million for revenue equipment purchases and $0.4 million for facility expansions. The following table represents our outstanding contractual obligations at March 31, 2007, excluding letters of credit:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$46,261	$--	$--	$46,261	$--
Capital lease obligations (2)	50,724	25,187	23,795	1,742	--
Purchase obligations	1,320	1,320	--	--	--
Rental obligations	1,641	532	610	154	345
Total	$99,946	$27,039	$24,405	$48,157	$345

(1)	Long-term debt obligations, excluding letters of credit in the amount of $1.7 million, consist of our Senior Credit Facility, which matures on September 1, 2010.
(2)	Includes interest payments not included in the balance sheet.

New Accounting Pronouncements

See “Note F – New Accounting Pronouncements” to the consolidated financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rates plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At March 31, 2007, we had $47.9 million outstanding pursuant to our Facility including letters of credit of $1.7 million. Assuming the outstanding balance at March 31, 2007 were to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.5 million.

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

We are party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. We maintain insurance covering liabilities in excess of certain self-insured retention levels. Though management believes these claims to be routine and immaterial to our long-term financial position, adverse results of one or more of these claims could have a material adverse effect on our consolidated financial position or results of operations in any given reporting period.

ITEM 1A.	RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Factors” in Item 1A of that report. There were no material changes in these risks during the quarter ended March 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Our Board of Directors had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares, the remaining balance of which was repurchased during the first quarter of 2007. As of March 31, 2007, we had purchased 223,499 shares under the January 2007 authorization and had remaining authorization to repurchase an additional 1,776,501 shares.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the prior and current authorizations during the first quarter of 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2007	--	$--	--	2,264,000
February 1 – February 28, 2007	177,200	16.62	177,200	2,086,800
March 1 – March 31, 2007	310,299	16.06	310,299	1,776,501
Total	487,499	$16.26	487,499	1,776,501

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

24

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

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	April 27, 2007	By:	/s/ JERRY D. ORLER
Jerry D. Orler
President and Chief Executive Officer

Date:	April 27, 2007	By:	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
Senior Vice President, Finance and Chief
Financial Officer

26

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

27