Form 10-Q
period 2007-06-30
USA TRUCK INC
filed 2007-07-27
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer	____	Accelerated Filer	X	Non-Accelerated Filer	_____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes __ No	X

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of July 24, 2007 is 10,503,045.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	June 30,	December 31,
	2007	2006 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$5,897	$7,132
Accounts receivable:
Trade, less allowances of $87 in 2007 and $96 in 2006	49,093	40,856
Other	2,870	4,828
Inventories	1,163	930
Deferred income taxes	3,472	1,792
Prepaid expenses	6,284	8,266
Total current assets	68,779	63,804

Property and equipment:
Land and structures	33,296	32,992
Revenue equipment	329,923	326,083
Service, office and other equipment	18,490	17,746
	381,709	376,821
Accumulated depreciation and amortization	(107,705)	(101,314)
	274,004	275,507
Other assets	353	183
Total assets	$343,136	$339,494

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$12,360	$11,539
Trade accounts payable	6,043	10,419
Current portion of insurance and claims accruals	7,295	6,233
Accrued expenses	13,268	10,808
Current maturities of long-term debt and capital leases	27,301	25,798
Note payable	606	1,791
Total current liabilities	66,873	66,588

Long-term debt and capital leases, less current maturities	77,968	67,817
Deferred income taxes	43,846	41,565
Insurance and claims accruals, less current portion	5,275	3,966

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,540,745 shares in 2007 and 11,473,022 shares in 2006	116	115
Additional paid-in capital	63,274	62,230
Retained earnings	103,120	101,420
Less treasury stock, at cost (1,038,700 shares in 2007 and 230,401 shares in 2006)	(17,336)	(4,207)
Total stockholders’ equity	149,174	159,558
Total liabilities and stockholders’ equity	$343,136	$339,494

(1)The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Trucking revenue	$99,000	$94,837	$191,438	$186,224
USA Logistics revenue	2,687	4,758	4,722	10,187
Base revenue	101,687	99,595	196,160	196,411
Fuel surcharge revenue	22,702	22,346	40,680	39,738
Total revenue	124,389	121,941	236,840	236,149

Operating expenses and costs:
Salaries, wages and employee benefits	41,570	38,305	82,321	75,988
Fuel and fuel taxes	37,997	37,043	71,247	69,303
Depreciation and amortization	12,218	11,597	24,108	22,813
Insurance and claims	8,880	6,251	16,207	12,619
Operations and maintenance	6,676	5,492	12,548	10,807
Purchased transportation	4,856	6,132	8,625	12,788
Operating taxes and licenses	1,626	1,677	3,246	3,312
Communications and utilities	939	832	1,891	1,666
Loss (gain) on disposal of revenue equipment, net	57	(313)	(314)	(426)
Other	4,736	5,729	10,039	10,863
Total operating expenses and costs	119,555	112,745	229,918	219,733
Operating income	4,834	9,196	6,922	16,416
Other expenses (income):
Interest expense	1,450	1,099	2,601	2,028
Other, net	(22)	(1)	57	(62)
Total other expenses, net	1,428	1,098	2,658	1,966
Income before income taxes	3,406	8,098	4,264	14,450
Income tax expense	1,786	3,739	2,564	6,643

Net income	$1,620	$4,359	$1,700	$7,807

Per share information:
Average shares outstanding (Basic)	10,671	11,382	10,821	11,365
Basic earnings per share	$0.15	$0.38	$0.16	$0.69

Average shares outstanding (Diluted)	10,780	11,583	10,939	11,609
Diluted earnings per share	$0.15	$0.38	$0.16	$0.67

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2006	11,473	$115	$62,230	$101,420	$(4,207)	$159,558
Exercise of stock options	68	1	793	--	--	794
Write off of tax asset on exercise of stock options, net	--	--	(12)	--	--	(12)
Stock-option expense	--	--	263	--	--	263
Purchase of 808,299 shares of Common Stock into treasury	--	--	--	--	(13,129)	(13,129)
Net income for 2007	--	--	--	1,700	--	1,700
Balance at June 30, 2007	11,541	$116	$63,274	$103,120	$(17,336)	$149,174

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net income	$1,700	$7,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,108	22,813
Provision for doubtful accounts	(9)	(8)
Deferred income taxes	550	3,483
Excess tax benefit from exercise of stock options	(39)	(40)
Write off of tax asset on exercise of stock options	51	--
Stock-based compensation	263	415
Gain on disposal of property and equipment	(314)	(426)
Changes in operating assets and liabilities:
Accounts receivable	(6,270)	(216)
Inventories and prepaid expenses	1,749	(145)
Trade accounts payable and accrued expenses	(1,928)	8,492
Insurance and claims accruals	2,371	(2,941)
Net cash provided by operating activities	22,232	39,234

Investing activities
Purchases of property and equipment	(16,943)	(60,909)
Proceeds from sale of property and equipment	12,801	16,672
Change in other assets	(170)	8
Net cash used in investing activities	(4,312)	(44,229)

Financing activities
Borrowings under long-term debt	97,979	106,176
Principal payments on long-term debt	(87,972)	(86,198)
Principal payments on capitalized lease obligations	(16,502)	(12,124)
Principal payments on note payable	(1,185)	(1,288)
Net increase in bank drafts payable	821	836
Payments to repurchase Common Stock	(13,129)	--
Proceeds from stock options	794	298
Excess tax benefit from exercise of stock options	39	40
Proceeds from sale of treasury stock	--	73
Net cash (used in) provided by financing activities	(19,155)	7,813

(Decrease) increase in cash and cash equivalents	(1,235)	2,818
Cash and cash equivalents:
Beginning of period	7,132	994
End of period	$5,897	$3,812

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,505	$1,769
Income taxes	65	233
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	18,149	--

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three month and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 975,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this Plan for less than the fair market value of the Common Stock as defined in the Plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under the Plan generally vest ratably over five years. The option price under this Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of June 30, 2007. At June 30, 2007, 625,850 shares were available for granting future options or other equity awards under this Plan.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated to reflect stock-based compensation costs that would have been recognized in the financial statements with respect to outstanding options if we had applied SFAS 123(R) in those prior periods. Compensation cost recognized in the first six months of 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three and six month periods ended June 30, 2007, we recognized approximately $0.06 million and $0.1 million, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans.

The following assumptions were used to value the stock options granted during the years indicated:

	2007	2006
Dividend yield	--	0%
Expected volatility	--	40.2% - 52.1%
Risk-free interest rate	--	4.4% - 5.0%
Expected life	--	2 to 7 years

Expected volatility is a measure of the expected fluctuation in our share price. We use the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to determine the potential for our share price to increase over the expected life of the option. Expected life represents the length of time we anticipate the options to be outstanding before being exercised. Based on historical experience, that time period is best represented by the option’s contractual life. The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options.

At June 30, 2007, we had 307,400 outstanding stock options with a weighted average exercise price of $14.48, and there were 142,800 vested options. The weighted average remaining contractual life of the vested options was approximately 1.1 years.

Information related to option activity for the six months ended June 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	380,550	$13.99
Granted	--	--
Exercised	(69,500)	11.83		$290,254
Cancelled/forfeited/expired	(3,650)	13.36
Outstanding at June 30, 2007	307,400	14.48	2.4	1,176,760
Exercisable at June 30, 2007 (2)	142,800	$12.53	1.1	$696,549

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on June 29, 2007 (the last trading day of the quarter) was $16.60.

(2)	The fair value of options exercisable at June 30, 2007 was approximately $0.6 million.

Information related to the weighted average fair value of stock option activity for the six months ended June 30, 2007 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2006	227,000	$5.70
Granted	--	--
Forfeited	--	--
Vested	(62,400)	4.12
Nonvested options – June 30, 2007	164,600	$6.30

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of June 30, 2007 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$5.44	7,300	0.3	7,300
5.98	6,000	0.3	6,000
7.52	3,000	0.6	3,000
11.47	156,000	2.3	74,100
12.10	24,600	1.1	24,600
12.62	10,000	1.4	5,000
12.66	12,800	2.6	3,200
16.08	6,000	1.7	1,500
22.54	70,700	3.8	15,600
22.93	6,000	2.3	1,500
30.22	5,000	3.6	1,000
	307,400	2.4	142,800

The 2003 Restricted Stock Award Plan allows us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which have been awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors based on criteria set forth in the Plan. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. In accordance with SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. For the three months ended June 30, 2007 and 2006, the compensation expense related to our restricted stock awards was approximately $0.05 million and $0.09 million, respectively. For the six months ended June 30, 2007 and 2006, the compensation expense related to our restricted stock awards was approximately $0.1 million and $0.2 million, respectively.

Information related to the 2003 Restricted Stock Award Plan for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2006	65,000	$16.56
Granted	--	--
Forfeited	--	--
Vested	(19,000)	15.00
Nonvested shares – June 30, 2007	46,000	$17.21

As of June 30, 2007, we had approximately $0.4 million and $0.3 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.4 years for stock options and 1.5 years for restricted stock.

NOTE D – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Our Board had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares, the remaining balance of which (264,000 shares) was repurchased during the first quarter of 2007. During the quarter ended March 31,

2007, we repurchased a total of 487,499 shares at a total cost of approximately $7.9 million. During the quarter ended June 30, 2007, we repurchased a total of 320,800 shares of our Common Stock under the current authorization, at a total cost of approximately $5.2 million. Our current repurchase authorization has 1,455,701 shares remaining.

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

The services we provide through all five divisions relate to the transportation of truckload quantities of general freight for customers in a variety of industries. The services generate revenue and incur expenses, primarily on a per mile basis. The two divisions within the USA Logistics operating segment are intended to provide services complementary to our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of USA Logistics have also engaged us to provide services through one or more of our Trucking divisions. Our USA Logistics operating segment represents a relatively minor part of our business, generating approximately 3% of our total base revenue for the three months and six months ended June 30, 2007 and less than 5% of total base revenue in each of the last two fiscal years.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), discussed below. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating whether we will apply SFAS 159 to any of our qualified financial assets and liabilities and the potential impact of those choices on our consolidated financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value that are among the many accounting pronouncements that require fair value measurements and the limited guidance for applying those definitions in GAAP. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. SFAS 157 is not expected to have a material impact upon our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 and utilizes a two-step approach for evaluating those positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard or are otherwise resolved to qualify for recognition. Derecognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. The provisions of FIN 48 became effective for us as of January 1, 2007. FIN 48 has not had a material impact upon our consolidated financial position, results of operations and cash flows.

NOTE G - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	June 30,	December 31,
	2007	2006
Salaries, wages, bonuses and employee benefits	$5,158	$4,859
Other (1)	8,110	5,949
Total accrued expenses	$13,268	$10,808

(1)	As of June 30, 2007 and December 31, 2006, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE H - NOTE PAYABLE

At June 30, 2007 and December 31, 2006, we had an unsecured note payable of $0.6 million and $1.8 million, respectively, that matures on September 1, 2007, and bears interest at an annual rate of 6.0%. This note payable is used to finance a portion of our annual insurance premiums.

NOTE I – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	June 30,	December 31,
	2007	2006
Revolving credit agreement (1)	$48,000	$37,993
Capitalized lease obligations (2)	57,269	55,622
	105,269	93,615
Less current maturities	27,301	25,798
Long-term debt and capital leases, less current maturities	$77,968	$67,817

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At June 30, 2007, we had approximately $49.3 million available under the Facility. The Facility matures on September 1, 2010. The Facility can also be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or London Interbank Offered Rate (“LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at June 30, 2007 was 6.3%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At June 30, 2007, the rate was 0.2% per annum. The Facility is collateralized by revenue equipment having a net book value of $185.7 million at June 30, 2007, and all trade and other accounts receivable. We had outstanding letters of credit of approximately $2.7 million at June 30, 2007. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $131.3 million at June 30, 2007. We were in compliance with these covenants at June 30, 2007. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value.

(2)

Our capitalized lease obligations have various termination dates extending through October 2010 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.1% to 5.0% at June 30, 2007. The lease agreements require us to pay property taxes, maintenance and operating expenses.

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

As of June 30, 2007, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $12.5 million for the remainder of 2007. In addition, we had purchase obligations of approximately $0.07 million related to facility expansions contracted for the remainder of 2007.

NOTE K – INCOME TAXES

During the quarters ended June 30, 2007 and 2006, our effective tax rates were 52.4% and 46.2%, respectively. During the six months ended June 30, 2007 and 2006, our effective tax rates were 60.1% and 46.0%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We adopted the provisions of FIN 48 on January 1, 2007 and have analyzed filing positions in our federal tax returns as well as in all open tax years. The only periods subject to examination for our federal returns are the 2005 and 2006 tax years. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2007, we had no unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE L – EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average number of shares of Common Stock outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

The following table sets forth the computation of basic and diluted earnings per share:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net Income	$1,620	$4,359	$1,700	$7,807

Denominator:

Denominator for basic earnings per share – weighted average shares	10,671	11,382	10,821	11,365

Effect of dilutive securities:
Restricted Stock Award Plan	46	65	52	70
Employee stock options	63	136	66	174
	109	201	118	244
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	10,780	11,583	10,939	11,609
Basic earnings per share	$0.15	$0.38	$0.16	$0.69
Diluted earnings per share	$0.15	$0.38	$0.16	$0.67
Anti-dilutive employee stock options	88	82	88	82

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleges that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. The plaintiff asserts claims for monetary damages in an unspecified amount; for pre-judgment and post-judgment interest; for costs and attorneys fees; and for both compensatory and punitive damages resulting from our alleged tortious interference with business relations and expectancy. The impact of the final disposition of this legal proceeding cannot be assessed at this time; however, we have denied all the plaintiff's claims, and management presently believes that the final resolution will not have a material effect on our consolidated financial position, results of operations and cash flow.

NOTE N – RECLASSIFICATION

In the third quarter of 2006, all bank drafts payable were classified as a financing activity for purposes of the Consolidated Statement of Cash Flows. Bank drafts payable have been appropriately reclassified in the Consolidated Statement of Cash Flows for the six months ended June 30, 2006.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as the improvement in our Trucking revenue per tractor per week, the growth of our Regional Freight division or the improvement in driver turnover. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of customers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Factors” in Item 1A of that report, and updates, if any, to that information are included in Item 1A in Part II of this report.

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

We previously organized our divisions into three operating segments, as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. Due to the evolution of our business over the past few years, during the quarter ended June 30, 2006, we reclassified our five divisions into two operating segments for internal reporting and monitoring purposes. The information we present in this report reflects this change.

The five divisions are classified into the Trucking operating segment and USA Logistics operating segment. Trucking includes those transportation services in which we use Company-owned tractors and owner-operator tractors. USA Logistics consists of services such as freight brokerage, transportation scheduling, routing and mode selection, which typically do not involve the use of Company-owned and owner-operator equipment. Both Trucking and USA Logistics have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

Substantially all of our base revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers. For the six months ended June 30, 2007 and 2006, Trucking base revenue represented 97.6% and 94.8% of base revenue, respectively, with remaining base revenue being generated through USA Logistics.

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

Results of Operations

Executive Overview

The following executive overview is presented comparing the financial results for the three months ended June 30, 2007, to the three months ended June 30, 2006, except as otherwise stated.

Freight demand for the quarter was certainly softer than a year ago, but freight volumes remained relatively consistent during May and June.

We grew our base revenue by 2.1%:

•

Trucking base revenue grew 4.4% as our tractor count grew 2.8% and base revenue per tractor per week (revenue yield) improved by 1.6%, bolstered by increases in revenue per loaded mile and miles per tractor. Empty miles remained a challenge during the quarter, which is reflective of the continuing soft freight environment.

•

Regional Freight led our Trucking divisions with a 44.5% growth rate in base revenue. However, Dedicated Freight and General Freight both showed year-over-year improvements in revenue yield, while Regional Freight’s revenue yield declined. We will slow the growth in Regional Freight for the remainder of the year until its revenue yield is more in line with the other Trucking divisions.

•

Over the past few quarters, our strategy to slow fleet growth and concentrate on revenue yield was successful. The average tractor count grew by only 1.0% sequentially from the first quarter, half of which was attributable to growth in our owner-operator program. Revenue yield increased sequentially from the first quarter of 2007 (7.7%) as we made improvements in Trucking revenue per loaded mile (0.3%), miles per tractor per week (5.3%) and the empty mile factor (1.7 percentage points).

•

Due to our strategic pull-back from the large-scale third party logistics market last year, USA Logistics base revenue declined 43.5%. However, our ongoing efforts to build our Freight Brokerage business have been successful as reflected in the 32.0% sequential increase in USA Logistics base revenue when compared to the first quarter of this year.

We are pleased with the continued improvements in our operating performance. However, there is still much to be accomplished on the expense side of the business. In particular, two areas of costs hindered earnings during the quarter:

•

Labor costs grew 8.5% as we increased driver pay in 2006 in response to a challenging driver hiring market and abnormally high driver turnover. The driver hiring market has improved slightly since the fourth quarter of 2006 and remains difficult, but it is more manageable than during the past several years. Additionally, last fall we implemented several internal initiatives focused on reducing driver turnover. Those initiatives have yielded dramatic improvements as turnover has dropped by more than 40 percentage points. The combination of a better market for hiring drivers and our reduced driver turnover helped us reduce driver recruiting costs by one-third. We believe that our driver pay package is among the industry’s best.

•

Insurance and claims costs remain unusually high due to an elevated frequency of accidents. In response, we recently restructured our safety department and implemented a comprehensive, data-driven plan focused on more proactive training measures for those segments of our driver population that need it the most. This new plan will take our safety program to a new level of sophistication. We are optimistic that the plan will reduce accident frequencies, and we are anxious to fully implement it as 2007 progresses.

Our management team and our Board of Directors re-examined our business strategy during the fourth quarter of 2006. We reviewed a number of strategic alternatives to improve our performance and to address the disparity between the valuation of our stock relative to our peer groups’. As we previously disclosed, we emerged from that review with six long-term strategic objectives rooted in earning our cost of capital and improving the consistency of our operating performance.

While the strategic objectives are long-term in nature, the shift in our fundamental strategy has already been evident in several notable factors:

•

We have repurchased approximately 1,038,000 shares of our own Common Stock since October 2006, which represents about 9.0% of the September 30, 2006 outstanding share count. The buyback program has proven to be the best use of the considerable free cash flow that we generated over the past few quarters, and it has reduced our average cost of capital significantly.

•	As mentioned above, we virtually stopped our tractor growth since the beginning of 2007 and increased our revenue yield per tractor over the past few quarters.
•	We have grown our less capital-intensive businesses such as Freight Brokerage and our owner-operator program.
•

Our operating margins are down versus last year, but we are pleased with the general direction of the business as the sequential improvements reflect. We have a large-scale internal effort in place to address all aspects of our operating performance that have declined. We have also effected changes to our upper management approach to keep our team more closely in tune with market conditions and to developing changes within our cost structure, both of which we believe will help to improve the consistency of our operating performance.

Freight conditions remain challenging and there are no clear catalysts on the horizon to materially change those conditions positively or negatively. Thus, for the balance of 2007, we will continue to manage our capital deployment prudently, and we will continue to work on our current business model, develop plans for long-term revenue growth and take positive steps toward achieving all of our long-term strategic objectives.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	40.9	38.5	42.0	38.7
Fuel and fuel taxes (1)	15.0	14.8	15.6	15.1
Depreciation and amortization	12.0	11.6	12.3	11.6
Insurance and claims	8.7	6.3	8.3	6.4
Operations and maintenance	6.5	5.5	6.4	5.5
Purchased transportation	4.8	6.2	4.4	6.5
Operating taxes and licenses	1.6	1.7	1.6	1.7
Communications and utilities	0.9	0.8	1.0	0.8
Loss (gain) on disposal of revenue equipment, net	0.1	(0.3)	(0.2)	(0.2)
Other	4.7	5.7	5.1	5.5
Total operating expenses and costs	95.2	90.8	96.5	91.6
Operating income	4.8	9.2	3.5	8.4
Other expenses:
Interest expense	1.4	1.1	1.3	1.0
Other, net	--	--	--	--
Total other expenses, net	1.4	1.1	1.3	1.0
Income before income taxes	3.4	8.1	2.2	7.4
Income tax expense	1.8	3.7	1.3	3.4
Net income	1.6%	4.4%	0.9%	4.0%

(1) Net of fuel surcharges.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Results of Operations – Combined Services

Our base revenue increased 2.1% from $99.6 million to $101.7 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $1.6 million, or 1.6% of base revenue, as compared to $4.4 million, or 4.4% of base revenue in 2006.

Overall, our operating ratio increased by 4.4 percentage points of base revenue to 95.2% as a result of the following factors:

•

Salaries, wages and employee benefits increased by 2.4 percentage points of base revenue due to a 4.1% increase in driver compensation per mile, an 11.8% increase in non-driver wages and a 2.0% decrease in our base revenue per loaded mile. We steadily increased driver pay over the past year to stay competitive in the driver hiring market and ensure that we maintain an adequate supply of qualified drivers to meet our fleet needs.

•	Depreciation and amortization increased by 0.4 percentage points of base revenue primarily due to a 9.4% increase in our trailer fleet and a 2.0% decrease in base revenue per loaded mile.
•	Insurance and claims increased by 2.4 percentage points of base revenue due to adverse claims experience and an elevated frequency of accidents.
•

Operations and maintenance increased by 1.0 percentage points of base revenue primarily due to a 26.3% increase in fleet maintenance costs. The increase in fleet maintenance costs was caused partially by the increase in the average age of our tractors from 18.7 months in 2006 to 20.8 months in 2007.

•

Purchased transportation decreased by 1.4 percentage points of base revenue due primarily to the decrease in carrier expense associated with our Third Party Logistics division. During 2006, we began a strategic pull-back from the large-scale third party logistics market.

•

Other operating expenses decreased by 1.0 percentage points of base revenue primarily due to a decrease in driver recruiting costs of 33.1%. This decrease was a combination of a more accommodating market for hiring drivers and our 26.8% reduction in driver turnover.

•

Our effective tax rate increased from 46.2% in 2006 to 52.4% in 2007. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Three Months Ended June 30, 2007
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	62,691	8,285	6,024	77,000
Empty mile factor (2)	10.5%	15.3%	2.8%	10.4%
Base revenue per loaded mile	$1.43	$1.56	$1.35	$1.44
Average number of tractors (3)	2,062	322	200	2,584
Average miles per tractor per period	30,403	25,732	30,119	29,799
Average miles per tractor per week	2,413	2,042	2,390	2,365
Average miles per trip (4)	914	490	488	787
Average unmanned tractor percentage (5)	3.0%	5.1%	3.5%	3.3%
Base revenue per truck per week	$3,086	$2,693	$3,137	$3,041

	Three Months Ended June 30, 2006
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	61,957	5,667	5,824	73,448
Empty mile factor (2)	10.1%	13.0%	4.3%	9.9%
Base revenue per loaded mile	$1.43	$1.53	$1.37	$1.43
Average number of tractors (3)	2,088	219	207	2,514
Average miles per tractor per period	29,673	25,877	28,131	29,215
Average miles per tractor per week	2,355	2,054	2,233	2,319
Average miles per trip (4)	932	542	585	845
Average unmanned tractor percentage (5)	2.8%	7.3%	12.2%	4.0%
Base revenue per truck per week	$3,027	$2,739	$2,927	$2,994

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 4.4% to $99.0 million. The increase was the result of several factors:

•

General Freight’s base revenue per tractor per week increased 1.9%. This increase was primarily due to a 2.5% increase in average miles per tractor per week and a 1.0% increase in loaded miles despite a 1.2% reduction in the average number of tractors.

•

Regional Freight base revenue grew 44.5%. This increase was primarily due to a 47.0% increase in tractors and a 1.6% increase in base revenue per loaded mile. We intend to continue working to further improve the Regional Freight division’s operating efficiencies, with a goal of improving its revenue yield.

•	Dedicated Freight base revenue per tractor per week increased 7.2% due to an increase of 7.0% in average miles per tractor per week.

•

Overall, the average size of our Trucking tractor fleet grew by 2.8%. We grew the average size of the Company-owned tractor fleet by 1.9% to 2,548 tractors and our owner-operator fleet by 176.9% to 36 tractors.

Results of Operations – USA Logistics

Base revenue from USA Logistics decreased by 43.5% to $2.7 million as a result of a 90.2% decrease in our Third Party Logistics division base revenue. Our Freight Brokerage division saw a 12.1% increase in base revenue.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Results of Operations – Combined Services

Our base revenue decreased 0.1% from $196.4 million to $196.2 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $1.7 million, or 0.9% of base revenue, as compared to $7.8 million, or 4.0% of base revenue for 2006.

Overall, our operating ratio increased by 4.9 percentage points of base revenue to 96.5% as a result of the following factors:

•

Salaries, wages and employee benefits increased by 3.3 percentage points of base revenue due to a 4.4% increase in driver compensation per mile and a 14.6% increase in non-driver wages and a 2.4% decrease in our base revenue per loaded mile. We steadily increased driver pay over the past year to stay competitive in the driver hiring market and ensure that we maintain an adequate supply of qualified drivers to meet our fleet needs.

•	Fuel and fuel taxes increased 0.5 percentage points due to a decrease of 1.6% in miles per gallon and the 2.4% decrease in base revenue per loaded mile.
•	Depreciation and amortization increased by 0.7 percentage points of base revenue primarily due to a 13.6% increase in our trailer fleet and the 2.4% decrease in base revenue per loaded mile.
•	Insurance and claims increased by 1.9 percentage points of base revenue due to adverse claims experience and an elevated frequency of accidents.
•

Operations and maintenance increased by 0.9 percentage points of base revenue primarily due to a 18.3% increase in fleet maintenance costs and the 2.4% decrease in base revenue per loaded mile. The increase in fleet maintenance costs was partially due to the increase in the average age of our tractors from 18.7 months in 2006 to 20.8 months in 2007.

•

Purchased transportation decreased by 2.1 percentage points of base revenue due primarily to the decrease in carrier expense associated with our Third Party Logistics division. During 2006, we began a strategic pull-back from the large-scale third party logistics market.

•

Other operating expenses decreased by 0.4 percentage points of base revenue primarily due to a decrease in driver recruiting costs of 22.0%. This decrease was a combination of a better market for hiring drivers and our 22.5% reduction in driver turnover.

•

Our effective tax rate increased from 46.0% in 2006 to 60.1% in 2007. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Six Months Ended June 30, 2007
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	121,944	16,237	12,319	150,500
Empty mile factor (2)	11.5%	15.8%	2.6%	11.2%
Base revenue per loaded mile	$1.43	$1.56	$1.35	$1.43
Average number of tractors (3)	2,039	321	211	2,571
Average miles per tractor per period	59,806	50,583	58,384	58,538
Average miles per tractor per week	2,355	1,991	2,299	2,305
Average miles per trip (4)	915	492	506	788
Average unmanned tractor percentage (5)	2.8%	4.5%	4.3%	3.1%
Base revenue per truck per week	$2,972	$2,616	$3,024	$2,932

	Six Months Ended June 30, 2006
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	121,160	10,721	12,785	144,666
Empty mile factor (2)	10.1%	12.9%	4.0%	9.8%
Base revenue per loaded mile	$1.43	$1.53	$1.34	$1.43
Average number of tractors (3)	2,059	205	215	2,479
Average miles per tractor per period	58,844	52,297	59,464	58,357
Average miles per tractor per week	2,317	2,059	2,341	2,298
Average miles per trip (4)	937	550	593	848
Average unmanned tractor percentage (5)	3.4%	6.8%	9.8%	4.2%
Base revenue per truck per week	$2,974	$2,736	$3,008	$2,958

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 2.8% to $191.4 million. The increase was the net effect of several factors:

•

General Freight’s base revenue declined by 1.1%. This decrease was primarily due to a 1.0% decrease in the average number of tractors and a 0.1% decrease in base revenue per loaded mile. This was partially offset by a 1.6% increase in average miles per tractor per week and a 0.6 percentage point decrease in unmanned tractors.

•

Regional Freight base revenue grew 49.7%. This increase was primarily due to a 56.6% increase in tractors and a 2.2% increase in base revenue per loaded mile. We intend to continue working to further improve the Regional Freight division’s operating efficiencies, with a goal of improving its revenue yield.

•	Dedicated Freight base revenue per tractor per week increased 0.5% due to a decrease of 36.1% in empty miles and a 0.9% increase in base revenue per loaded mile.
•

Overall, the average size of our Trucking tractor fleet grew by 3.7%. We grew the average size of the Company-owned tractor fleet by 3.1% to 2,542 tractors and our owner-operator fleet by 123.1% to 29 tractors. Also, our unmanned tractor percentage decreased 1.1 percentage points.

Results of Operations – USA Logistics

Base revenue from USA Logistics decreased by 53.6% to $4.7 million. Freight Brokerage base revenue decreased to $4.2 million, a 6.3% decrease. We continue to focus our efforts on our core competency of asset-based Trucking. As a result, our Third Party Logistics division revenue decreased by 90.3% to $0.6 million.

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

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Amended and Restated Senior Credit Facility and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. We had approximately $49.3 million available under our Facility at June 30, 2007, and $35.4 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Cash Flows
	(in thousands)
	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$22,232	$39,234
Net cash used in investing activities	(4,312)	(44,229)
Net cash (used in) provided by financing activities	(19,155)	7,813

Cash provided by operations decreased $17.0 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The change was primarily due to a $6.1 million decrease in net income, a larger increase in receivables and a smaller increase in deferred taxes and trade accounts payable during the first six months of 2007 than in the first six months of 2006.

Cash used in investing activities decreased $39.9 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to a decrease in our net expenditures for revenue equipment. In 2006, we executed an aggressive revenue equipment acquisition program in anticipation of the EPA’s emission control regulations that went into effect in January 2007. In addition, as we began 2007, our fleet capacity exceeded freight availability. This imbalance prompted us to slow our fleet growth during the first six months of 2007.

Cash used in financing activities was $19.2 million for the six months ended June 30, 2007 as compared to cash provided by financing activities of $7.8 million for the six months ended June 30, 2006. This $27.0 million difference was primarily a result of our use of $13.1 million for repurchases of Common Stock, a $4.4 million increase in payments on capitalized lease obligations and a $10.0 million decrease in net borrowings on our credit facility.

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

The Facility is collateralized by revenue equipment having a net book value of approximately $185.7 million at June 30, 2007, and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At June 30, 2007, $48.0 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the six months ended June 30, 2007, the effective interest rate was 6.6%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At June 30, 2007, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios and to maintain a minimum tangible net worth of approximately $131.3 million at June 30, 2007. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of June 30, 2007, we were in compliance with the covenants.

Certain leases contain cross-default provisions with other financing agreements of the Company.

Equity

At June 30, 2007, we had stockholders’ equity of $149.2 million and total debt of $105.9 million, resulting in a debt to total capitalization ratio of 41.5% compared to 37.4% at December 31, 2006.

Purchases and Commitments

As of June 30, 2007, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $33.5 million for the remainder of 2007, approximately $24.7 million of which relates to revenue equipment acquisitions. We expect to use the balance of $8.8 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the six months ended June 30, 2007, we made $22.3 million of net capital expenditures, including $21.2 million for revenue equipment purchases and $1.1 million for facility expansions and other expenditures. The following table represents our outstanding contractual obligations at June 30, 2007, excluding letters of credit:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$48,000	$--	$--	$48,000	$--
Capital lease obligations (2)	61,067	28,585	31,281	1,201	--
Purchase obligations	12,593	12,593	--	--	--
Rental obligations	1,532	503	556	130	343
Total	$123,192	$41,681	$31,837	$49,331	$343

(1)	Long-term debt obligations, excluding letters of credit in the amount of $2.7 million, consist of our Senior Credit Facility, which matures on September 1, 2010.
(2)	Includes interest payments not included in the balance sheet.

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

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At June 30, 2007, we had $50.7 million outstanding pursuant to our Facility including letters of credit of $2.7 million. Assuming the outstanding balance at June 30, 2007 were to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.5 million.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleges that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. The plaintiff asserts claims for monetary damages in an unspecified amount; for pre-judgment and post-judgment interest; for costs and attorneys fees; and for both compensatory and punitive damages resulting from our alleged tortious interference with business relations and expectancy. The impact of the final disposition of this legal proceeding cannot be assessed at this time; however, we have denied all the plaintiff's claims, and management presently believes that the final resolution will not have a material effect on our consolidated financial position, results of operations and cash flow.

ITEM 1A.	RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Factors” in Item 1A of that report. There were no material changes in these risks during the six months ended June 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Our Board of Directors had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares, the remaining balance of which was repurchased during the first quarter of 2007. As of June 30, 2007, we had purchased 544,299 shares under the January 2007 authorization and had remaining authorization to repurchase an additional 1,455,701 shares.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the second quarter of 2007. No shares were purchased under the prior authorization during the quarter, and none remain available for future purchases under that authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2007	34,500	$16.28	34,500	1,742,001
May 1 – May 31, 2007	286,300	16.21	286,300	1,455,701
June 1 – June 30, 2007	--	--	--	1,455,701
Total	320,800	$16.21	320,800	1,455,701

27

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

The annual meeting of stockholders of the Company was held on May 2, 2007. At the meeting, the stockholders elected the people set forth in the table below to serve as directors for a term expiring at the Annual Meeting of Stockholders in 2010:

	Votes	Votes	Broker
Nominee	For	Withheld	Non-votes
Robert M. Powell	7,820,864	2,872,204	--
James B. Speed	7,930,121	2,762,947	--

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	July 27, 2007	By:	/s/ JERRY D. ORLER
Jerry D. Orler
President and Chief Executive Officer

Date:	July 27, 2007	By:	/s/ CLIFTON R. BECKHAM
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