Form 10-Q
period 2007-09-30
USA TRUCK INC
filed 2007-10-26
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer	____	Accelerated Filer	X	Non-Accelerated Filer	_____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes __ No	X

The number of shares outstanding of the registrant’s Common Stock, par value $ 0.01, as of October 23, 2007 is 10,394,509.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	September 30,	December 31,
	2007	2006 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$7,415	$7,132
Accounts receivable:
Trade, less allowances of $84 in 2007 and $96 in 2006	50,220	40,856
Other	1,738	4,828
Inventories	977	930
Deferred income taxes	4,202	1,792
Prepaid expenses	4,418	8,266
Total current assets	68,970	63,804

Property and equipment:
Land and structures	33,286	32,992
Revenue equipment	329,808	326,083
Service, office and other equipment	18,261	17,746
	381,355	376,821
Accumulated depreciation and amortization	(117,548)	(101,314)
	263,807	275,507
Other assets	355	183
Total assets	$333,132	$339,494

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$13,430	$11,539
Trade accounts payable	14,166	10,419
Current portion of insurance and claims accruals	8,065	6,233
Accrued expenses	12,556	10,808
Current maturities of long-term debt and capital leases	25,027	25,798
Note payable	--	1,791
Total current liabilities	73,244	66,588

Long-term debt and capital leases, less current maturities	62,756	67,817
Deferred income taxes	45,146	41,565
Insurance and claims accruals, less current portion	5,004	3,966

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,548,209 shares in 2007 and 11,473,022 shares in 2006	115	115
Additional paid-in capital	63,054	62,230
Retained earnings	103,136	101,420
Less treasury stock, at cost (1,163,900 shares in 2007 and 230,401 shares in 2006)	(19,323)	(4,207)
Total stockholders’ equity	146,982	159,558
Total liabilities and stockholders’ equity	$333,132	$339,494

(1)The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Trucking revenue	$96,930	$94,558	$288,368	$280,782
USA Logistics revenue	2,418	2,139	7,140	12,326
Base revenue	99,348	96,697	295,508	293,108
Fuel surcharge revenue	23,395	23,105	64,075	62,843
Total revenue	122,743	119,802	359,583	355,951

Operating expenses and costs:
Salaries, wages and employee benefits	39,948	38,804	122,269	114,793
Fuel and fuel taxes	39,366	37,449	110,612	106,752
Depreciation and amortization	12,464	11,798	36,572	34,611
Insurance and claims	7,376	7,266	23,584	19,885
Operations and maintenance	6,579	5,489	19,127	16,296
Purchased transportation	4,903	3,447	13,528	16,234
Litigation verdict	2,967	--	2,967	--
Operating taxes and licenses	1,522	1,588	4,768	4,901
Communications and utilities	933	857	2,824	2,523
Loss (gain) on disposal of revenue equipment, net	11	(71)	(303)	(498)
Other	4,639	5,695	14,678	16,558
Total operating expenses and costs	120,708	112,322	350,626	332,055
Operating income	2,035	7,480	8,957	23,896
Other expenses (income):
Interest expense	1,285	1,065	3,886	3,093
Other, net	(35)	(30)	22	(92)
Total other expenses, net	1,250	1,035	3,908	3,001
Income before income taxes	785	6,445	5,049	20,895
Income tax expense	769	3,030	3,333	9,673

Net income	$16	$3,415	$1,716	$11,222

Per share information:
Average shares outstanding (Basic)	10,429	11,389	10,690	11,373
Basic earnings per share	$--	$0.30	$0.16	$0.99

Average shares outstanding (Diluted)	10,535	11,558	10,804	11,595
Diluted earnings per share	$--	$0.30	$0.16	$0.97

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2006	11,473	$115	$62,230	$101,420	$(4,207)	$159,558
Exercise of stock options	75	--	824	--	--	824
Write off of tax asset on exercise of stock options, net	--	--	(12)	--	--	(12)
Stock-based compensation	--	--	12	--	--	12
Purchase of 933,499 shares of Common Stock into treasury	--	--	--	--	(15,116)	(15,116)
Net income for 2007	--	--	--	1,716	--	1,716
Balance at September 30, 2007	11,548	$115	$63,054	$103,136	$(19,323)	$146,982

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income	$1,716	$11,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,572	34,611
Provision for doubtful accounts	(12)	11
Deferred income taxes	1,171	4,894
Excess tax benefit from exercise of stock options	(39)	(40)
Write off of tax asset on exercise of stock options	51	--
Stock-based compensation	12	591
Gain on disposal of property and equipment	(303)	(498)
Changes in operating assets and liabilities:
Accounts receivable	(6,262)	(2,501)
Inventories and prepaid expenses	3,801	721
Trade accounts payable and accrued expenses	5,483	13,064
Insurance and claims accruals	2,870	(1,816)
Net cash provided by operating activities	45,060	60,259

Investing activities
Purchases of property and equipment	(22,241)	(82,432)
Proceeds from sale of property and equipment	15,821	25,374
Change in other assets	(172)	8
Net cash used in investing activities	(6,592)	(57,050)

Financing activities
Borrowings under long-term debt	131,419	143,619
Principal payments on long-term debt	(134,540)	(132,188)
Principal payments on capitalized lease obligations	(20,860)	(16,201)
Principal payments on note payable	(1,791)	(1,943)
Net increase in bank drafts payable	1,891	9,069
Payments to repurchase Common Stock	(15,116)	--
Proceeds from stock options	824	424
Excess tax (charge) benefit from exercise of stock options, net	(12)	40
Proceeds from sale of treasury stock	--	73
Net cash (used in) provided by financing activities	(38,185)	2,893

Increase in cash and cash equivalents	283	6,102
Cash and cash equivalents:
Beginning of period	7,132	994
End of period	$7,415	$7,096

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,967	$2,919
Income taxes	98	1,785
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	18,149	--

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three month and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 975,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this Plan for less than the fair market value of the Common Stock as defined in the Plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under the Plan generally vest ratably over five years. The option price under this Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of September 30, 2007. At September 30, 2007, 596,300 shares were available for granting future options or other equity awards under this Plan.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated to reflect stock-based compensation costs that would have been recognized in the financial statements with respect to outstanding options if we had applied SFAS 123(R) in those prior periods. Compensation cost recognized in the first nine months of 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three and nine month periods ended September 30, 2007, we recognized approximately $0.06 million and $0.2 million, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans.

The following assumptions were used to value the stock options granted during the years indicated:

	2007	2006
Dividend yield	0%	0%
Expected volatility	38.7% - 49.9%	40.2% - 52.1%
Risk-free interest rate	3.1% - 4.9%	4.4% - 5.0%
Expected life	3 to 9 years	2 to 7 years

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

At September 30, 2007, we had 321,750 outstanding stock options with a weighted average exercise price of $15.11, and there were 130,550 vested options. The weighted average remaining contractual life of the exercisable options was approximately 0.9 year.

Information related to option activity for the nine months ended September 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	380,550	$13.99
Granted	46,000	16.93
Exercised	(84,700)	11.56		$379,710
Cancelled/forfeited/expired	(20,100)	12.98
Outstanding at September 30, 2007	321,750	15.11	2.6	744,637
Exercisable at September 30, 2007 (2)	130,550	$12.76	0.9	$462,785

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on September 28, 2007 (the last trading day of the quarter) was $15.25.

(2)	The fair value of options exercisable at September 30, 2007 was approximately $0.6 million.

Information related to the weighted average fair value of stock option activity for the nine months ended September 30, 2007 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2006	227,000	$5.70
Granted	46,000	7.74
Forfeited	(16,200)	4.84
Vested	(65,600)	4.11
Nonvested options – September 30, 2007	191,200	$6.81

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of September 30, 2007 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$5.44	4,200	0.04	4,200
5.98	6,000	0.04	6,000
7.52	3,000	0.4	3,000
11.47	130,600	2.0	63,900
12.10	22,700	0.8	22,700
12.62	10,000	1.1	5,000
12.66	12,800	2.3	6,400
15.83	5,000	6.9	--
16.08	6,000	1.5	1,500
17.06	41,000	4.9	--
22.54	70,700	3.6	15,600
22.93	6,000	2.1	1,500
30.22	3,750	3.3	750
	321,750	2.6	130,550

The 2003 Restricted Stock Award Plan allows us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which have been awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of performance goals set by the Board of Directors based on criteria set forth in the Plan. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested forfeited shares will be reversed. As of September 30, 2007, management projected that the performance goal for 2007 will not be met. The compensation expense previously recognized for the 19,000 shares that were to vest in 2008 has been reversed. The shares will remain outstanding until their scheduled vesting date of March 1, 2008, at which time their forfeiture will become effective. In accordance with SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. Based on the above, for the three months ended September 30, 2007, the Company recovered previously recorded compensation expense of approximately $0.3 million, net. For the three months ended September 30, 2006, the Company recorded approximately $0.1 million of compensation expense. For the nine months ended September 30, 2007, the recovery of previously recorded compensation expense was $0.2 million, net. For the nine months ended September 30, 2006, the Company recorded approximately $0.3 million of compensation expense.

Information related to the 2003 Restricted Stock Award Plan for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2006	65,000	$16.56
Granted	--	--
Vested shares – December 31, 2006	(19,000)	15.00
Nonvested shares – September 30, 2007	46,000	$17.21

As of September 30, 2007, we had approximately $0.6 million and $0.2 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years for stock options and 1.9 years for restricted stock.

NOTE D – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Our Board had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares and the remaining balance of 264,000 shares was repurchased during the first quarter of 2007 at a total cost of approximately $4.3 million. During the quarter ended September 30, 2007, we repurchased a total of 125,200 shares at a total cost of approximately $2.0 million. During the nine months ended September 30, 2007, we repurchased a total of 669,499 shares of our Common Stock under the current authorization, at a total cost of approximately $10.8 million. Our current repurchase authorization has 1,330,501 shares remaining.

NOTE E – SEGMENT REPORTING

We classify our five divisions into two operating segments, Trucking and USA Logistics, which we aggregate into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Trucking consists of our General Freight, Regional Freight and Dedicated Freight divisions, which provide truckload freight services. USA Logistics consists of our Strategic Capacity Solutions (freight brokerage) and Third Party Logistics divisions, which provide services such as transportation scheduling, routing and mode selection, which do not typically involve the use of Company-owned or owner-operator equipment.

Our decision to aggregate our two operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of our divisions and our centralized internal management structure. Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics include, for example, revenue per mile and miles per tractor per week. While the Third Party Logistics and Strategic Capacity Solutions divisions of our operations do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

The services we provide through all five divisions relate to the transportation of truckload quantities of general freight for customers in a variety of industries. The services generate revenue and incur expenses, primarily on a per mile basis. The two divisions within the USA Logistics operating segment are intended to provide services complementary to our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of USA Logistics have also engaged us to provide services through one or more of our Trucking divisions. Our USA Logistics operating segment represents a relatively minor part of our business, generating less than 2.5% of our total base revenue for the three months and nine months ended September 30, 2007 and less than 5% of total base revenue in each of the last two fiscal years.

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

NOTE G - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	September 30,	December 31,
	2007	2006
Salaries, wages, bonuses and employee benefits	$4,449	$4,859
Other (1)	8,107	5,949
Total accrued expenses	$12,556	$10,808

(1)	As of September 30, 2007 and December 31, 2006, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE H - NOTE PAYABLE

At December 31, 2006, we had an unsecured note payable of $1.8 million that matured on September 1, 2007, and bore interest at an annual rate of 6.0%. This note payable was used to finance a portion of our annual insurance premiums.

NOTE I – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	September 30,	December 31,
	2007	2006
Revolving credit agreement (1)	$34,872	$37,993
Capitalized lease obligations (2)	52,911	55,622
	87,783	93,615
Less current maturities	25,027	25,798
Long-term debt and capital leases, less current maturities	$62,756	$67,817

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At September 30, 2007, we had approximately $57.9 million available under the Facility. The Facility matures on September 1, 2010. The Facility can also be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at September 30, 2007 was 6.6%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At September 30, 2007, the rate was 0.2% per annum. The Facility is collateralized by revenue equipment having a net book value of $180.0 million at September 30, 2007, and all trade and other accounts receivable. We had outstanding letters of credit of approximately $7.2 million at September 30, 2007. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $131.3 million at September 30, 2007. We were in compliance with these covenants at September 30, 2007. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value.

(2)

Our capitalized lease obligations have various termination dates extending through October 2010 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.1% to 5.0% at September 30, 2007. The lease agreements require us to pay property taxes, maintenance and operating expenses.

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

As of September 30, 2007, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $13.3 million for the remainder of 2007. In addition, we had purchase obligations of approximately $1.8 million related to facility expansions contracted for the remainder of 2007.

NOTE K – INCOME TAXES

During the quarters ended September 30, 2007 and 2006, our effective tax rates were 97.9% and 47.0%, respectively. During the nine months ended September 30, 2007 and 2006, our effective tax rates were 66.0% and 46.3%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. As pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

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

The following table sets forth the computation of basic and diluted earnings per share:

	(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net Income	$16	$3,415	$1,716	$11,222

Denominator:

Denominator for basic earnings per share – weighted average shares	10,429	11,389	10,690	11,373

Effect of dilutive securities:
Restricted Stock Award Plan	46	65	50	68
Employee stock options	60	104	64	154
	106	169	114	222
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	10,535	11,558	10,804	11,595
Basic earnings per share	$--	$0.30	$0.16	$0.99
Diluted earnings per share	$--	$0.30	$0.16	$0.97
Anti-dilutive employee stock options	128	82	128	82

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August, the jury returned an unfavorable verdict in this contract dispute. The jury held that we breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. During the fourth quarter, we expect the court to determine any additional amounts that we may owe in pre-judgment interest and legal fees. We are currently considering all of our available options in regard to the jury’s verdict.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as the improvements in our miles per tractor per week, driver turnover and safety performance. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of customers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Factors” in Item 1A of that report, and updates, if any, to that information are included in Item 1A in Part II of this report.

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

Substantially all of our base revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers. For the nine months ended September 30, 2007 and 2006, Trucking base revenue represented 97.6% and 95.8% of base revenue, respectively, with remaining base revenue being generated through USA Logistics.

We generally charge customers for our services on a per-mile basis. Currently, our most challenging costs include recruiting, retaining and compensating qualified drivers, insurance and claims, fuel and capital equipment costs.

We refer to our five divisions as General Freight, Regional Freight, Dedicated Freight, Strategic Capacity Solutions (freight brokerage) and Third Party Logistics.

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

USA Logistics. USA Logistics includes two divisions providing the following services to our customers:

•	Strategic Capacity Solutions. Our Strategic Capacity Solutions division matches customer shipments with available equipment of other carriers when it is not feasible to use our own equipment.
•

Third Party Logistics. Our Third Party Logistics division provides a variety of freight handling services for our customers, including arranging for the transportation of freight, scheduling, routing and mode selection.

Our Strategic Capacity Solutions and Third Party Logistics divisions provide complementary services to Trucking. We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a majority of our Strategic Capacity Solutions and Third Party Logistics customers have also engaged us to provide Trucking services.

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

Results of Operations

Executive Overview

The following executive overview is presented comparing the financial results for the three months ended September 30, 2007, to the three months ended September 30, 2006, except as otherwise stated.

The current freight environment continues as one of the most challenging we have ever seen. For the second consecutive year, we have experienced virtually no fall peak shipping season. That soft freight demand, an adverse jury verdict in a contract dispute and high fuel prices were the dominant influences on our earnings during the quarter.

Our base revenue increased 2.7%. Trucking revenue increased 2.5% as our average tractor count grew by 2.3% (but actually declined slightly sequentially from the second quarter). Our increased focus on non-asset based services bore fruit as USA Logistics revenue, particularly our Strategic Capacity Solutions division (freight brokerage), increased 13.0%.

Competitive pressures eroded our base revenue for the quarter by almost $0.03 per loaded mile (2.0%), and base revenue per total mile decreased approximately $0.04 (2.9%) as our empty mile factor (historically a strong indicator of freight availability) increased by 0.87 percentage points. We expect pricing and freight availability to remain competitive in the near-term due to the continued over-capacity of tractors in the industry relative to freight demand.

Despite the current freight conditions, we continue to focus our efforts on the fundamentals of our business with some signs of progress. In particular, our driver turnover improved by nearly 45 percentage points year-over-year. The dramatic improvement in driver turnover over the past year has contributed significantly to fewer unmanned tractors (2.5 percentage point improvement for the quarter) and has translated into more miles per tractor per week (3.4% increase for the quarter). Combined with slower fleet growth, the driver turnover improvements yielded a 27.1% decline in driver recruiting costs, or over 100 basis points in margin.

While those improvements contributed to the efficiency of our operations, they were offset by the soft freight demand and cost pressures:

•	Fuel and fuel tax expense, net of fuel surcharge revenue, increased 130 basis points due largely to a higher national average price for diesel fuel; and
•

In early August, a jury returned an unfavorable verdict in a litigated contract dispute. The jury held that USA Truck breached a contract and awarded the plaintiff damages of approximately $3.0 million (300 basis points). During the fourth quarter, we expect the court to determine any additional amounts that we may owe in pre-judgment interest and legal fees. The Company is currently considering all of its available options in regard to the jury’s verdict. This verdict had a negative impact on third quarter diluted earnings per share of approximately $0.17. Without that impact, our operations would have produced improved diluted earnings per share sequentially compared to the second quarter. That is something with which we are pleased given the challenging market conditions.

Our restructured safety department’s emphasis on safety awareness, training and accident prevention is showing signs of progress. While our accident frequencies remain elevated year-over-year, we have experienced a sequential reduction in accident frequency each quarter this year. We are executing a detailed, data-driven plan to bring down our accident frequencies long-term. An example of our efforts can be found in the frequency of our rollover accidents. During the first two quarters this year, our fleet of approximately 2,600 tractors experienced 24 of these expensive accidents (one every 7.5 days). During July, we implemented a Company-wide training and awareness campaign targeting rollovers. During the third quarter, with the same approximate number of tractors, we only experienced four rollovers (one every 22.5 days). Our safety effort is much broader than just rollovers, but that performance gives us confidence that our efforts, which we call the “war on accidents” internally, will yield tangible, long-term results.

We have also made progress toward the long-term strategies that we implemented in the fourth quarter of 2006, which basically shift our focus from revenue growth to improving financial returns. Specifically, we have repurchased approximately 934,000 shares of our common stock year-to-date, we have slowed our fleet growth to essentially flat sequentially compared to the second quarter and 2.3% year-over-year, we have increased our revenue yield (revenue per tractor per week) 0.2% year-over-year despite economic conditions, and on a year-over-year basis we have grown our non-asset based service revenue by 13.0% and more than doubled the size of our owner-operator fleet. These signs of progress represent only a small step toward achieving our long-term objectives set forth in our 2006 Annual Report on Form 10-K.

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

Base revenues from our Strategic Capacity Solutions and Third Party Logistics divisions have fluctuated in recent periods. These services do not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue. Since changes in Strategic Capacity Solutions and Third Party Logistics revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Income and accompanying notes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	40.3	40.1	41.4	39.2
Fuel and fuel taxes (1)	16.1	14.8	15.7	15.0
Depreciation and amortization	12.5	12.2	12.4	11.8
Insurance and claims	7.5	7.5	8.0	6.8
Operations and maintenance	6.6	5.7	6.5	5.5
Purchased transportation	4.9	3.6	4.5	5.5
Litigation verdict	3.0	--	1.0	--
Operating taxes and licenses	1.5	1.7	1.6	1.7
Communications and utilities	0.9	0.9	1.0	0.9
Loss (gain) on disposal of revenue equipment, net	--	(0.1)	(0.1)	(0.2)
Other	4.7	5.9	5.0	5.6
Total operating expenses and costs	98.0	92.3	97.0	91.8
Operating income	2.0	7.7	3.0	8.2
Other expenses:
Interest expense	1.2	1.0	1.3	1.1
Other, net	--	--	--	--
Total other expenses, net	1.2	1.0	1.3	1.1
Income before income taxes	0.8	6.7	1.7	7.1
Income tax expense	0.8	3.2	1.1	3.3
Net income	--%	3.5%	0.6%	3.8%

(1) Net of fuel surcharge revenue.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Results of Operations – Combined Services

Our base revenue increased 2.7% from $96.7 million to $99.3 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $16 thousand as compared to $3.4 million, or 3.5% of base revenue in 2006.

Overall, our operating ratio increased by 5.7 percentage points of base revenue to 98.0% as a result of the following factors:

•

Fuel and fuel taxes increased 1.3 percentage points of base revenue primarily due to a 7.1% increase in net fuel price per gallon, a 2.9% decrease in base revenue per total mile, net and a 1.8% decrease in miles per gallon.

•

Operations and maintenance increased by 0.9 percentage points of base revenue primarily due to a 25.0% increase in fleet maintenance costs. The increase in fleet maintenance costs was caused partially by the increase in the average age of our tractors from 19.4 months in 2006 to 23.2 months in 2007 and of our trailers from 36.1 months in 2006 to 40.7 months in 2007.

•	Purchased transportation increased by 1.3 percentage points of base revenue due to the increase in the average size of our owner-operator fleet from 17 in 2006 to 38 in 2007.
•

An unfavorable verdict returned by the jury in a litigated contract dispute cost the Company 3.0 percentage points of base revenue. The jury held that USA Truck breached a contract and awarded the plaintiff damages of approximately $3.0 million.

•

Other operating expenses decreased by 1.2 percentage points of base revenue primarily due to a decrease in driver recruiting costs of 27.1%. This decrease was a combination of a more accommodating market for hiring drivers and our 44.7 percentage point reduction in driver turnover.

•

Our effective tax rate increased from 47.0% in 2006 to 97.9% in 2007. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Three Months Ended September 30, 2007
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	62,283	8,581	5,102	75,966
Empty mile factor (2)	10.7%	15.2%	1.6%	10.6%
Base revenue per loaded mile	$1.42	$1.53	$1.36	$1.43
Average number of tractors (3)	2,065	334	182	2,581
Average miles per tractor per period	30,161	25,692	28,031	29,433
Average miles per tractor per week	2,394	2,039	2,225	2,336
Average miles per trip (4)	903	503	472	783
Average unmanned tractor percentage (5)	2.5%	4.3%	2.8%	2.8%
Base revenue per tractor per week	$3,035	$2,647	$2,977	$2,981

	Three Months Ended September 30, 2006
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	59,510	5,886	6,388	71,784
Empty mile factor (2)	10.0%	13.1%	3.6%	9.7%
Base revenue per loaded mile	$1.46	$1.56	$1.41	$1.46
Average number of tractors (3)	2,041	224	257	2,522
Average miles per tractor per period	29,157	26,278	24,857	28,463
Average miles per tractor per week	2,314	2,086	1,973	2,259
Average miles per trip (4)	951	534	549	841
Average unmanned tractor percentage (5)	4.9%	4.5%	9.4%	5.3%
Base revenue per tractor per week	$3,028	$2,832	$2,682	$2,976

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 2.5% to $96.9 million. The increase was the result of several factors:

•

General Freight’s base revenue per tractor per week increased 0.2%. This increase was primarily due to a 3.5% increase in average miles per tractor per week and a 2.4 percentage point reduction in the unmanned tractor percentage, which was partially offset by a 2.4% decrease in base revenue per loaded mile.

•

Regional Freight base revenue grew 39.3%. This increase was primarily due to a 49.1% increase in tractors. We intend to continue working to further improve the Regional Freight division’s operating efficiencies including increasing the base revenue per tractor per week.

•	Dedicated Freight base revenue per tractor per week increased 11.0% due to an increase of 12.8% in average miles per tractor per week.
•

Overall, the average size of our Trucking segment’s tractor fleet grew by 2.3%. We grew the average size of the Company-owned tractor fleet by 1.5% to 2,543 tractors and our owner-operator fleet by 123.5% to 38 tractors.

Results of Operations – USA Logistics

Base revenue from USA Logistics increased by 13.0% to $2.4 million as a result of a 20.6% increase in our Strategic Capacity Solutions division base revenue. Our Third Party Logistics division saw a 27.4% decrease in base revenue due to our strategic pull-back from the large-scale third party logistics market in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Results of Operations – Combined Services

Our base revenue increased 0.8% from $293.1 million to $295.5 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $1.7 million, or 0.6% of base revenue, as compared to $11.2 million, or 3.8% of base revenue for 2006.

Overall, our operating ratio increased by 5.2 percentage points of base revenue to 97.0% as a result of the following factors:

•

Salaries, wages and employee benefits increased by 2.2 percentage points of base revenue due to a 3.7% increase in driver compensation per mile, a 19.4% increase in non-driver wages and a 2.3% decrease in our base revenue per loaded mile. We steadily increased driver pay during 2006 to stay competitive in the driver hiring market and ensure that we maintain an adequate supply of qualified drivers to meet our fleet needs.

•	Fuel and fuel taxes increased 0.7 percentage points due to a decrease of 1.8% in miles per gallon and the 2.3% decrease in base revenue per loaded mile.
•	Depreciation and amortization increased by 0.6 percentage points of base revenue primarily due to an 11.0% increase in our trailer fleet and the 2.3% decrease in base revenue per loaded mile.
•	Insurance and claims increased by 1.2 percentage points of base revenue due to an increase in the number of accidents and related claim costs.
•

Operations and maintenance increased by 1.0 percentage points of base revenue primarily due to a 20.5% increase in fleet maintenance costs and the 2.3% decrease in base revenue per loaded mile. The increase in fleet maintenance costs was partially due to the increase in the average age of our tractors from 19.4 months in 2006 to 23.2 months in 2007 and of our trailers from 36.1 months in 2006 to 40.7 months in 2007.

•

Purchased transportation decreased by 1.0 percentage points of base revenue due primarily to the decrease in carrier expense associated with our Third Party Logistics division. During 2006, we began a strategic pull-back from the large-scale third party logistics market. This was partially offset by a 128.6% increase in our owner-operator fleet from 14 in 2006 to 32 in 2007.

•

An unfavorable verdict returned by the jury in a litigated contract dispute cost the Company 1.0 percentage points of base revenue. The jury held that USA Truck breached a contract and awarded the plaintiff damages of approximately $3.0 million.

•

Other operating expenses decreased by 0.6 percentage points of base revenue primarily due to a decrease in driver recruiting costs of 23.7%. This decrease resulted from a combination of a better market for hiring drivers and our 36.7 percentage point reduction in driver turnover.

•

Our effective tax rate increased from 46.3% in 2006 to 66.0% in 2007. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Nine Months Ended September 30, 2007
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	184,227	24,818	17,421	226,466
Empty mile factor (2)	11.2%	15.6%	2.3%	11.0%
Base revenue per loaded mile	$1.42	$1.55	$1.35	$1.43
Average number of tractors (3)	2,048	325	201	2,574
Average miles per tractor per period	89,955	76,363	86,670	87,982
Average miles per tractor per week	2,367	2,010	2,281	2,315
Average miles per trip (4)	911	496	496	787
Average unmanned tractor percentage (5)	2.7%	4.4%	3.5%	3.0%
Base revenue per tractor per week	$2,992	$2,629	$3,016	$2,948

	Nine Months Ended September 30, 2006
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	180,671	16,607	19,173	216,451
Empty mile factor (2)	10.1%	13.0%	3.9%	9.7%
Base revenue per loaded mile	$1.44	$1.54	$1.36	$1.44
Average number of tractors (3)	2,052	212	229	2,493
Average miles per tractor per period	88,046	78,336	83,725	86,823
Average miles per tractor per week	2,317	2,061	2,203	2,285
Average miles per trip (4)	941	544	578	845
Average unmanned tractor percentage (5)	3.9%	6.2%	9.7%	4.6%
Base revenue per tractor per week	$2,994	$2,761	$2,886	$2,964

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of Company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 2.7% to $288.4 million. The increase was the net effect of several factors:

•

General Freight’s base revenue declined by 0.2%. This decrease was primarily due to a 0.9% decrease in base revenue per loaded mile and a 0.2% decrease in the average number of tractors. This was partially offset by a 2.2% increase in average miles per tractor per week and a 1.2 percentage point decrease in unmanned tractors.

•

Regional Freight base revenue grew 46.0%. This increase was primarily due to a 53.3% increase in tractors and a 0.7% increase in base revenue per loaded mile. We intend to continue working to further improve the Regional Freight division’s operating efficiencies including increasing the base revenue per tractor per week.

•	Dedicated Freight base revenue declined 8.3%. This decrease was primarily due to a 0.7% decrease in base revenue per loaded mile and a 12.2% decrease in the average number of tractors.
•

Overall, the average size of our Trucking segment’s tractor fleet grew by 3.2%. We grew the average size of the Company-owned tractor fleet by 2.5% to 2,542 tractors and our owner-operator fleet by 128.6% to 32 tractors. Also, our unmanned tractor percentage decreased 1.6 percentage points.

Results of Operations – USA Logistics

Base revenue from USA Logistics decreased by 42.1% to $7.1 million. We continue to focus our efforts on our core competency of asset-based Trucking. As a result, our Third Party Logistics division revenue decreased by 86.8% to $0.8 million. Strategic Capacity Solutions base revenue increased to $6.3 million, a 1.4% increase.

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

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Amended and Restated Senior Credit Facility and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. We had approximately $57.9 million available under our Facility at September 30, 2007, and $35.4 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Cash Flows
	(in thousands)
	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$45,060	$60,259
Net cash used in investing activities	(6,592)	(57,050)
Net cash (used in) provided by financing activities	(38,185)	2,893

Cash provided by operations decreased $15.2 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The change was primarily due to a $9.5 million decrease in net income, a larger increase in receivables and a smaller increase in deferred taxes and trade accounts payable during the first nine months of 2007 than in the first nine months of 2006.

Cash used in investing activities decreased $50.5 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to a decrease in our net expenditures for revenue equipment. In 2006, we executed an aggressive revenue equipment acquisition program in anticipation of the EPA’s emission control regulations that went into effect in January 2007. In addition, as we began 2007, our fleet capacity exceeded freight availability. This imbalance prompted us to slow our fleet growth during the first nine months of 2007.

Cash used in financing activities was $38.2 million for the nine months ended September 30, 2007 as compared to cash provided by financing activities of $2.9 million for the nine months ended September 30, 2006. This $41.1 million difference was primarily a result of our use of $15.1 million for repurchases of Common Stock, a $4.7 million increase in payments on capitalized lease obligations, a $14.5 million decrease in net borrowings on our credit facility and a $7.2 million decrease in outstanding bank drafts payable.

Debt

On September 1, 2005, we entered into an Amended and Restated Senior Credit Facility. The Facility provides a maximum borrowing amount of $100.0 million, subject to a borrowing base calculation, it includes a sublimit of up to $25.0 million for letters of credit, and it matures on September 1, 2010.

The Facility is collateralized by revenue equipment having a net book value of approximately $180.0 million at September 30, 2007, and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At September 30, 2007, $34.9 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the nine months ended September 30, 2007, the effective interest rate was 6.6%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At September 30, 2007, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios and to maintain a minimum tangible net worth of approximately $131.3 million at September 30, 2007. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of September 30, 2007, we were in compliance with the covenants.

Certain leases contain cross-default provisions with other financing agreements, including the Senior Credit Facility, of the Company.

Equity

At September 30, 2007, we had stockholders’ equity of $147.0 million and total debt of $87.8 million, resulting in a debt to total capitalization ratio of 37.4% compared to 37.4% at December 31, 2006.

Purchases and Commitments

As of September 30, 2007, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $14.4 million for the remainder of 2007, approximately $9.4 million of which relates to revenue equipment acquisitions. We expect to use the balance of $5.0 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the nine months ended September 30, 2007, we made $24.6 million of net capital expenditures, including $23.2 million for revenue equipment purchases and $1.3 million for facility expansions and other expenditures. The following table represents our outstanding contractual obligations at September 30, 2007, excluding letters of credit:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$34,872	$--	$34,872	$--	$--
Capital lease obligations (2)	56,117	26,782	21,231	8,104	--
Purchase obligations	7,729	7,729	--	--	--
Rental obligations	1,863	640	739	143	341
Total	$100,581	$35,151	$56,842	$8,247	$341

(1)	Long-term debt obligations, excluding letters of credit in the amount of $7.2 million, consist of our Amended and Restated Senior Credit Facility, which matures on September 1, 2010.
(2)	Includes interest payments not included in the balance sheet.

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

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At September 30, 2007, we had $42.1 million outstanding pursuant to our Facility including letters of credit of $7.2 million. Assuming the outstanding balance at September 30, 2007 were to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.3 million.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Factors” in Item 1A of that report. There were no material changes in these risks, other than those set forth below, during the nine months ended September 30, 2007.

In April 2003, the Federal Motor Carrier Safety Administration issued the first significant revisions to the hours-of-service regulations in more than 60 years. While the changes have had some negative effect on our General Freight division’s revenues and our drivers’ productivity, we have substantially absorbed those effects by now. The regulations were revised again in 2005, but the 2005 changes had no additional material effect on our costs or operations.

On July 24, 2007, the U.S. Court of Appeals for the District of Columbia Circuit ordered that two provisions of the hours-of-service regulations be set aside. The provisions that the court set aside govern the maximum allowable number of daily driving hours and the number of hours that drivers must be off duty before they can begin a new weekly driving cycle. The court’s decision requires the Administration to re-examine the impact of the affected provisions on safety. The current hours-of-service provisions will remain in effect until December 27, 2007. It is expected that, prior to that date, the Administration will issue an interim rule to keep the current provisions in place until it completes the rulemaking, which could be a lengthy process. To our knowledge, as of October 23, 2007, the Administration had not yet published a formal notice of proposed rulemaking.

The Administration may determine, after it conducts the rulemaking and re-examination required by the court order, that the vacated provisions should be reinstated without any changes. If so, and there are no further challenges to that conclusion, the court’s July 24, 2007 decision will not significantly affect us or our operations. If, on the other hand, the Administration determines that the rules should be changed, or if it does not act to keep the current provisions in place during the rulemaking, the number of driving hours allowed per week or per day may change. If so, we would incur costs in transitioning our operational practices to the new allowable hours of service and could also see a longer term increase in operating costs. We cannot predict what impact the current re-examination of the hours-of-service rules, and any resulting changes to those rules, may have on our consolidated financial position, results of operations and cash flows, or to what extent, if any, we might be able to recoup any increased costs through rate increases.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Our Board of Directors had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares, the remaining balance of which was repurchased during the first quarter of 2007. As of September 30, 2007, we had purchased 669,499 shares under the January 2007 authorization and had remaining authorization to repurchase an additional 1,330,501 shares.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the third quarter of 2007. No shares were purchased under the prior authorization during the quarter, and none remain available for future purchases under that authorization.

27

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2007	--	$--	--	1,455,701
August 1 – August 31, 2007	--	--	--	1,455,701
September 1 – September 30, 2007	125,200	15.88	125,200	1,330,501
Total	125,200	$15.88	125,200	1,330,501

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

USA Truck, Inc.
(Registrant)

Date:	October 26, 2007	By:	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
President and Chief Executive Officer

Date:	October 26, 2007	By:	/s/ DARRON R. MING
Darron R. Ming
Vice President,Finance, Chief
Financial Officer and Treasurer

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