Form 10-K
period 2007-12-31
USA TRUCK INC
filed 2008-03-03
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer____	Accelerated Filer __X__	Non-Accelerated Filer _____	Smaller Reporting Company____
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [	] No [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was $128,399,954 (the characterization of officers and directors of the Registrant as affiliates for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

The number of shares outstanding of the Registrant’s Common Stock, par value $ .01, as of February 25, 2008 is 10,236,560.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders	Part III
in connection with 2008 Annual Meeting

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

Our truckload freight services, which we conduct through three divisions that comprise the Trucking segment of our operations, consist of transportation services in which we use equipment that we own or owner-operator equipment for the pick-up and delivery of freight. Our General Freight division transports freight over irregular routes, with a medium length of haul, generally defined as between 800 and 1,200 miles per trip. Our Dedicated Freight division provides similar transportation services, but pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times. In the early 2000’s, a combination of customer demand for additional services, changes in freight distribution patterns and a desire to reduce the impact on our business of the more cyclical medium-haul markets caused us to begin providing regional freight services. Our Regional Freight division, which we established in 2004, provides truckload transportation services with a length of haul of approximately 500 miles in areas surrounding three of our facilities. Our Regional Freight division allows us access to the large market for regional freight services and provides lifestyle advantages to our drivers. At December 31, 2007, our Trucking fleet consisted of 2,499 tractors and 7,024 trailers.

Through our Strategic Capacity Solutions and Third Party Logistics divisions, which comprise our USA Logistics operating segment, we provide services such as transportation scheduling, routing and mode selection, which typically do not involve the use of our equipment or owner-operator equipment. We have traditionally provided these services primarily as supplemental services to customers who have also engaged us to provide truckload freight services. In 2006, we started strategically redeploying our resources and attention away from the more complicated third party logistics services and toward our Trucking and Strategic Capacity Solutions operations.

For reporting purposes, we aggregate the financial data for our Trucking operating segment and our USA Logistics operating segment. The discussion of our business in this Item 1 focuses primarily on Trucking, which is our dominant segment, producing 97.7% of our total base revenue in 2007.

In November 2004, we received certification by TÜV America, an independent auditor, of conformance to the International Organization for Standardization’s 9001:2000 Quality Management Systems standard. ISO 9001:2000 is currently the most rigorous international standard for Quality Management and Assurance. The International Organization for Standardization is the source of the ISO 9000 and 14000 families of quality and environmental management standards, as well as multiple international standards for business, government and society. In achieving and maintaining this certification, we have successfully identified and demonstrated our ability to meet customer requirements and enhance customer satisfaction.

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

Strategic Objectives

       We have studied our business carefully over the past year to determine the best path to narrowing the current and historic disparity between our stock’s valuation and those of our peers.  Going forward, we will pursue three primary strategic objectives.

•

More closely manage our financial returns.  Our goal is to produce a return on capital that meets or exceeds 10% while simultaneously managing our cost of capital below that 10% threshold, thus adding economic value for our shareholders. Over the years, we have consistently injected capital into our business but have not generally been satisfied with the return on that capital.  We are now utilizing our own internal cost of capital as the basis for establishing internal rates of return objectives on various business activities.

•

Improve earnings consistency relative to the Standard & Poor’s 500.  Since our initial public stock offering, our earnings per share results have been inconsistent, which we believe has contributed to a disparity in valuations between our common stock and that of our peers.  The inconsistency is caused by many factors including unpredictable insurance and claims costs and our relatively low outstanding share count.  However, the most fundamental factor is the volatility inherent in our traditional business model.

Our model, which is primarily medium length of haul, has produced industry-leading operating margins when freight demand is plentiful, but it has conversely struggled when freight demand is scarce.  Our basic model is unchanged.  A significant majority of our revenue is still derived from medium length of haul trucking, thus we cannot expect to meet our objective unless we make some changes to our business model. We have begun to make significant changes to our business model as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Executive Overview.”

While our revenue production has been volatile throughout the economic cycles, our cost discipline has not.  We are consistently one of the lowest cost operators in the truckload industry.  We are committed to controlling costs and we are one of the very best in the industry at utilizing our equipment.  Maintaining our cost discipline will be crucial if we are to achieve our objective of improved earnings consistency.

•

Position USA Truck for long-term revenue growth.  Historically, we have grown base revenue at a 13% compounded annual growth rate. Our objective is to create enough operating margin to consistently produce a 10% return on capital.  Once that occurs, profitable top-line revenue growth will again be our primary vehicle to grow shareholder value.  We are laying the foundations to position ourselves for future growth opportunities.

Operating Objectives

       Our operating strategy includes the following important elements:

•

Provide superior service to shippers.  Our principal competitive strength is our ability and commitment to consistently provide superior service. Although price is a primary concern to all shippers, many of our customers are high-volume shippers that require a flexible and dependable source of motor carrier service. These customers often have specific requirements, including pick-up or delivery within narrow time windows or real-time information about shipment status. Our strategy is to provide a premium service to meet these needs and to charge competitive rates for that service. Key elements of our premium service include the following:

•	We are committed to consistent on-time performance.

•	We provide dispatching and maintenance services twenty-four hours a day, seven days a week .

•

We maintain trailer pools at strategic locations to minimize the time it takes to respond to a customer order. We also provide extra trailers to high-volume shippers for loading and unloading at their convenience.

•	We have strict hiring and performance standards for our drivers and emphasize safety, customer satisfaction and on-time service in our training.

•

Control costs through benchmarking.  Our goal is to achieve an operating ratio that will allow us to earn sufficient returns on investment. To attain that goal, we are committed to a thorough cost-control system using benchmarks. We compare our current performance in more than 300 statistical areas with our performance in prior years.

•

Earn Premium Rates.  We are committed to earning premium rates that are commensurate with our superior service. To achieve the rates we desire, we utilize technology, leverage customer relationships and our premium service reputation and continually upgrade our freight mix by eliminating or repricing the least profitable trips.

•

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

•

Continue investing in new technology. We continually invest in new and upgraded technology to provide the most efficient service possible to our customers. We provide electronic data interchange arrangements with larger customers, real-time shipment status information, two-way satellite-based messaging and position-locating equipment in all of our tractors, operational software packages designed to enhance service and economic efficiencies and an interactive website providing load tendering and tracing to customers. We use a number of computing platforms to operate software packages such as satellite communications, load matching and optical document storage. Historically, we have developed many of our software applications internally. We have recently begun to implement new software systems purchased from third-party vendors for a number of our key processes. We believe the new systems should both increase the efficiency of our operations and require less time from internal technical personnel.

•

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

We operate primarily in the highly fragmented for-hire truckload segment of the market. The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market. This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year. Measured by annual revenue, the 20 largest dry van truckload carriers accounted for approximately $153.2 billion of the for-hire market in 2006. We were ranked number 57 of the largest dry van truckload carriers based on total revenue for 2006, according to Transport Topics. The industry continues to undergo consolidation. In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

We compete primarily with other truckload carriers, shipper-owned fleets and, to a lesser extent, railroads and less-than-truckload carriers. A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than we do. We also compete with truckload and less-than-truckload carriers for qualified drivers.

The principal means of competition in the truckload segment of the industry are service and price, with rate discounting being particularly intense during economic downturns. Although we compete more on the basis of service rather than rates, rate discounting continues to be a factor in obtaining and retaining business. Furthermore, a depressed economy tends to increase both price and service competition from alternative modes such as less-than-truckload carriers and railroads, as well as intermodal carriers. We believe that successful truckload carriers are likely to grow primarily by offering additional services to their customers and acquiring greater market share and, to a lesser extent, through an increase in the size of the market.

Marketing and Sales

We focus our marketing efforts on customers with premium service requirements and heavy shipping needs within our primary operating areas. This permits us to concentrate available equipment strategically so that we can be more responsive to customer needs. It also helps us achieve premium rates and develop long-term, service-oriented relationships. Our employees have a thorough understanding of the needs of shippers in many industries. These factors allow us to provide reliable, timely service to our customers. For 2007, approximately 96.6% of our total revenue was derived from customers that were customers before 2007, and we have provided services to our top 10 customers for an average of more than 15 years. We provided service to approximately 860 customers in 2007, and approximately 38.9% of our total revenue for 2007 was derived from Standard & Poor’s 500 companies.

The table below shows the percentage of our total revenue attributable to our top ten and top five customers and largest customer for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Top 10 customers	34%	36%	37%
Top 5 customers	22%	23%	23%
Largest customer	6%	8%	6%

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

We require customers to have credit approval before dispatch. We bill customers at or shortly after delivery and, during 2007, receivables collection averaged approximately 30 days from the billing date.

Operations

While we provide our services throughout the continental United States, we conduct most of our freight transport operations east of the Rocky Mountains. The following table shows our total company average length of haul and the average length of haul for the three operating divisions in our Trucking segment, in miles, for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Total company	784	837	837
Trucking divisions:
General Freight	904	941	942
Regional Freight	501	537	518
Dedicated Freight	493	562	567

The empty mile factor is also a standard measurement in the truckload industry. The empty mile factor generally decreases as average length of haul and density of trucks in an area increase. Therefore, our efforts to decrease our empty mile factor are offset somewhat by the growth of our regional operations. Additionally, our commitment to on-time pickup often requires a tractor to travel farther to complete a pickup than it would have to travel if we delayed the pickup until a tractor became available in the area. For 2007, our empty mile factor was 11.1% and in 2006 it was 10.3%.

Our Operations department consists primarily of our fleet managers and load planners. Each fleet manager supervises approximately 20 to 50 drivers in our various divisions and is the primary contact with our drivers. They monitor the location of equipment and direct its movement in the safest and most efficient manner practicable. Load planners assign all available units and loads in a manner that maximizes profit and minimizes costs. The

Operations department focuses on achieving continual improvement in the areas of customer service, equipment utilization, driver retention and safety.

Safety

We are committed to continually improving our safety performance. In October 2006, we formed a new operating department that combined safety, risk management and certain elements of our driver training program. The Safety department’s mission is to more sharply focus our efforts to create the safest possible environment for our drivers and the motoring public, provide the safest possible service to our customers, reduce insurance and claims costs and foster a top-to-bottom culture of safety throughout the company.

We emphasize safe work habits as a core value throughout our organization, and we engage in continual, proactive training and education relating to safety concepts, processes and procedures for all employees. The evaluation of an applicant’s safety record is one of several essential criteria we use to hire drivers. We conduct pre-employment, random, reasonable suspicion and post-accident alcohol and substance abuse testing in accordance with the U.S. Department of Transportation regulations.

Safety training for new drivers begins in orientation, when newly hired employees are taught safe driving and work techniques that emphasize the importance of our commitment to safety. Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to our new drivers. New drivers must successfully complete the training period and pass a road test before being assigned to their own truck. We also offer a Driver Skills Development Course, with one-on-one training tailored to assist drivers in developing a specific skill.

In addition to our ongoing efforts to promote safety concepts company wide, all drivers attend safety training classes each quarter and receive other training designed to keep them up-to-date on safety topics and to reinforce and advance professional driving skills. Additionally, the Safety department conducts safety meetings with dispatch personnel to address specific safety-related issues and concerns.

The Safety department also conducts “safety blitzes” at our high-traffic terminals, in addition to the regular quarterly safety meetings. These periodic blitzes are designed to keep safety at the forefront for our drivers and other employees, and supplement our regular quarterly meetings by targeting specific safety issues such as proper backing techniques, DOT inspections or mirror check stations and require active participation from the drivers.

We also have in place a corrective action program designed to evaluate each driver’s safety record to help determine whether a driver needs additional training and whether the driver is eligible for continued employment. We have a company-wide communication network designed to facilitate rapid response to safety issues and a driver counseling and retraining system to assist drivers who need additional assistance or training.

We have established an awards program to recognize those drivers who have met specified safety milestones. Drivers are recognized at the President’s Million Mile Banquet and outstanding drivers are also recognized in Company-wide publications and media releases announcing the driver’s achievements. Driver safety achievements are noted with special uniform patches, caps and door decals for their tractors that identify the driver as having reached a safety milestone.

We maintain a modern fleet of tractors and trailers. This factor, in conjunction with the regular safety inspections that our drivers and our Maintenance department conduct on our equipment, helps to ensure that the equipment is well-maintained and safe. Our tractors are equipped with anti-lock braking systems and electronic governing equipment that limits the maximum speed of our tractors to 63 miles per hour. In addition, the tractors we added in 2007 are equipped with automatic transmissions and stability control systems, which will assist in further reducing the potential for accidents.

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

One of the steps we have taken to control compensation expense is the implementation in 2002 of a per diem driver pay program. Per diem pay, which is not taxable to the driver, is designed to approximately reimburse drivers for meals and other incidental expenses incurred while away from home overnight on business, and is typically paid in lieu of a taxable portion of salary. Although our ability to deduct per diem payments is limited, there are certain tax benefits to drivers that allow us to decrease overall wages per mile for those drivers who elect to receive the per diem payments. Since per diem payments are slightly lower than the foregone portion of salary, this difference, in addition to certain tax benefits, results in savings to us. As of December 31, 2007, drivers who drove approximately 67.2% of our total miles had elected to receive per diem payments.

On February 25, 2008, we had approximately 3,560 employees, including approximately 2,745 drivers.  We do not have any employees represented by a collective bargaining unit. In the opinion of management, our relationship with our employees is good.

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

We make equipment purchasing and replacement decisions on the basis of various factors, including new equipment prices, the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, regulatory changes, fuel efficiency, durability of the equipment, equipment specifications and the availability of drivers. Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors or trailers from time to time.

The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases as of the indicated dates.

	Year Ended December 31,
	2007	2006	2005
Tractors:
Acquired	442	818	803
Disposed	495	668	587
End of period total	2,499	2,552	2,402
Average age at end of period (in months)	25	21	19
Trailers:
Acquired	583	1,642	679
Disposed	329	414	819
End of period total	7,024	6,770	5,542
Average age at end of period (in months)	42	36	38

Late in 2006, we decided to address pressures on our utilization rate by adjusting our equipment replacement schedule. As a result, we purchased fewer tractors and trailers in 2007 than in recent periods. We will add equipment as the freight market and driver availability dictate.

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

We finance revenue equipment purchases through our Senior Credit Facility, capital lease-purchase arrangements, the proceeds from sales or trades of used equipment and cash flows from operations. Substantially all of our tractors and trailers are pledged to secure our obligations under financing arrangements.

In addition to tractors that we own, we contract with owner-operators for the use of their tractors and drivers in our operations. At December 31, 2007, 66 owner-operator tractors were under contract with us. During the third quarter of 2007, we introduced a lease-purchase program to drivers interested in owning their own equipment and becoming independent owner-operators. The program offers qualified drivers the opportunity to purchase their own tractors through a third party financing program. The drivers may purchase tractors directly from us or from outside sources. During 2007, 8 drivers became independent owner-operators through this program.

Beginning January 1, 2007, all newly manufactured truck engines had to comply with a new set of more stringent engine emission standards mandated by the Environmental Protection Agency. To address the risk of buying new engines without adequate testing and to delay the cost impact of these new emission standards, we accelerated our revenue equipment acquisition program and trade intervals before January 1, 2007. In addition, approximately 87% of the tractors we purchased in 2007 were equipped with engines produced prior to January 2007. This strategic decision has allowed us additional time to analyze the industry-wide evaluations concerning the longevity and reliability of the emission-compliant engines.

Technology

We maintain a data center using several different computing platforms ranging from personal computers to an IBM mainframe system. We have developed the majority of our software applications internally, including payroll, billing, dispatch, accounting and maintenance programs. In order to enhance the service we provide our customers, after an extensive review, we determined that our mainframe software applications need to be replaced. Accordingly, over the next three years we will replace those applications with off-the-shelf, server-based products. Our computer systems are monitored 24 hours a day by experienced information services professionals. While we employ many preventive measures, including daily back-up of our information system processes, we do not currently have a comprehensive catastrophic disaster recovery plan for our information systems.

The technology we use in our business enhances the efficiency of all aspects of our operations and enables us to consistently deliver superior service to our customers. This technology includes a Qualcomm satellite-based equipment tracking and driver communication system, which allows us to closely monitor the location of all our tractors and to communicate with our drivers in real time. This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our assessorial charges, which are charges to customers for things such as loading, unloading or delays. We have also implemented load optimization software, which is designed to match available equipment with shipments in a way that best satisfies a number of criteria including empty miles, the driver’s available hours of service and home-time needs. This licensed software assists us in planning for transfers of loaded trailers between our tractors, allowing us to further enhance efficient allocation of our equipment, improve customer service and take full advantage of our drivers’ available hours of service.

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

In 2003, the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation issued the first significant revisions to the industry hours-of-service regulations in more than 60 years. The Administration implemented additional, but less significant, revisions in 2005. In general, the new regulations are intended to increase safety by giving drivers more opportunity to rest and obtain restorative sleep during each work cycle by, for example, increasing the minimum off-duty time during each work cycle. The maximum on-duty period after which a driver may no longer drive was shortened and can no longer be extended by time spent off duty (such as meal stops and other rest breaks) once the on-duty period has begun. Therefore, delays during a driver’s on-duty time (such as those caused by loading/unloading problems) may limit drivers’ available hours behind the wheel, particularly if such delays occur late in an on-duty period.

On July 24, 2007, the U.S. Court of Appeals for the District of Columbia Circuit ordered that two provisions of the hours-of-service regulations be set aside. Those provisions govern the maximum allowable number of daily driving hours and the number of hours that drivers must be off duty before they can begin a new weekly driving cycle. The court’s order requires the Administration to re-examine the impact of the affected provisions on safety. The Administration has issued an Interim Final Rule that will allow the current hours-of-service provisions to remain in effect until it completes the re-examination and rulemaking, which the Administration has said it expects to do in 2008. The prior revisions of the hours-of-service rules created operational issues for us and increased our operating costs, and any further revisions that may result from the re-examination and rulemaking process may cause us to incur additional costs and could have an adverse effect on our operations or financial condition.

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

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality.”

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as increased miles per tractor per week and reduced driver recruiting costs. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization rates are directly related to business levels of shippers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from these forward-looking statements are described in “Item 1A. Risk Factors” of this report.

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

If we are unable to obtain favorable prices for our used equipment, or if the cost of new equipment continues to increase, we will increase our depreciation expense or recognize less gain (or a loss) on the disposition of our tractors and trailers. This has affected and may again adversely affect our earnings and cash flows. During certain periods in the past, a depressed market for used equipment has caused us to decrease the amount of used equipment we traded, sometimes significantly. Decreases in our trading activity have increased the average age of our tractors during those periods and contributed, often significantly, to increases in maintenance costs, and have negatively affected our utilization rates. These factors, coupled with a change in salvage values, have also yielded increased depreciation charges to pre-tax earnings in certain periods. Although the condition of the used equipment market has improved in recent periods, due to an excess of used equipment in the marketplace, values of used tractors remain depressed.

In addition, manufacturers have recently raised the prices of new equipment significantly, in part to offset their costs of compliance with new Environmental Protection Agency tractor engine design requirements intended to reduce emissions. The initial requirements took effect October 1, 2002, and more restrictive Environmental Protection Agency engine design requirements took effect on January 1, 2007 for engines manufactured on or after that date, and further reductions are scheduled to become effective in 2010. Further equipment price increases may result from the implementation of the 2007 requirement. If new equipment prices increase more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases, our results of operations would be adversely affected.

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

The trucking industry is very capital intensive. If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into additional financing arrangements or operate our revenue equipment for longer periods, any of which could have a material adverse effect on our profitability.

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

A significant portion of our revenue is generated from our major customers. For fiscal year 2007, our top 10 customers accounted for approximately 34% of our revenue, our top five customers accounted for approximately 22% of our revenue and our largest customer accounted for approximately 6% of our revenue. Generally, we do not have long-term contracts with our major customers and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

The U.S. Department of Transportation and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, insurance requirements and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions and ergonomics. Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and provincial laws and regulations. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses. Our employee drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the Department of Transportation, including those relating to drug and alcohol testing and hours of service. The Transportation Security Administration of the U.S. Department of Homeland Security adopted regulations that will require all new drivers and drivers who renew their licenses who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation. While we have historically required all our drivers to obtain this qualification, these new regulations could reduce the availability of qualified drivers, which could require us to adjust our driver compensation package, limit the growth of our fleet or let trucks sit idle. These regulations could also complicate the process of matching available equipment with shipments that include hazardous materials, thereby increasing the time it takes us to respond to customer orders and increasing our empty miles.

The Federal Motor Carrier Safety Administration of the U.S. Department of Transportation is currently conducting a rulemaking process in response to a federal court order that set aside certain of the Administration’s hours-of-service regulations governing the maximum allowable number of daily driving hours and the number of hours that drivers must be off duty before they can begin a new weekly driving cycle. If the Administration determines that these rules should be changed, the number of driving hours allowed per week or per day may change. If so, we would incur costs in transitioning our operating practices to the new allowable hours of service and could also see a longer term increase in operating costs. We cannot predict what impact any changes to the hours-of-service rules may have on our operations, or to what extent, if any, we might be able to recoup any increased costs through rate increases. Therefore, any such changes could have a material adverse effect on our business and operating results.

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

We operate a network of nine additional facilities, including one in Laredo, Texas, which is one of the largest inland freight gateway cities between the U.S. and Mexico. These additional facilities contain maintenance shops, driver facilities, fuel tanks and/or office space. Our facilities currently are located in or near the following cities:

	Shop	Driver Facilities	Fuel	Office	Own or Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Yes	Own/Lease
Blue Island, Illinois	No	No	No	Yes	Lease
East Peoria, Illinois	No	No	No	Yes	Lease
Shreveport, Louisiana	Yes	Yes	Yes	Yes	Own
Vandalia, Ohio	Yes	Yes	Yes	Yes	Own
Bethel, Pennsylvania	Yes	No	No	Yes	Lease
Spartanburg, South Carolina	Yes	Yes	No	Yes	Own
Laredo, Texas	Yes	Yes	No	Yes	Own
Roanoke, Virginia	Yes	No	Yes	Yes	Lease

Item 3.	LEGAL PROCEEDINGS

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August, the jury returned an unfavorable verdict in this contract dispute. The jury held that we breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter. On January 2, 2008, we filed an appeal of the verdict and the court’s order.

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

	Price Range
	High	Low
Year Ended December 31, 2007
Fourth Quarter	$15.88	$12.52
Third Quarter	19.13	15.11
Second Quarter	17.16	15.43
First Quarter	17.62	15.45
Year Ended December 31, 2006
Fourth Quarter	$19.39	$16.00
Third Quarter	20.35	16.45
Second Quarter	27.44	17.16
First Quarter	31.37	23.66

As of February 25, 2008, there were 211 holders of record (including brokerage firms and other nominees) of our Common Stock. We estimate that there were approximately 1,860 beneficial owners of the Common Stock as of that date. On February 25, 2008, the last reported sale price of our Common Stock on the NASDAQ Global Select Market was $13.43 per share.

Dividend Policy

We have not paid any dividends on our Common Stock to date, and we do not anticipate paying any dividends at the present time. We currently intend to retain all of our earnings, if any, for use in the expansion and development of our business. The covenants of our Senior Credit Facility would prohibit us from paying dividends if such payment would cause us to be in violation of any of the covenants in that Facility.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2007. The equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan and two plans under which options remain outstanding, but no new options may be granted, which include our Employee Stock Option Plan and our 1997 Nonqualified Stock Option Plan for Nonemployee Directors. We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	320,450(1)	$15.61(2)	698,500(3)

Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	320,450	$15.61	698,500

(1)

Includes 22,000 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices; and 298,450 shares of Common Stock subject to outstanding stock options.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.
(3)

Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 annual meeting and ending with the 2013 annual meeting, the maximum number of shares of Common Stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii) such lesser number of shares (which may be zero or any number less than 25,000) as determined by our Board of Directors. Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan will increase from 975,000 to 1,000,000 on May 7, 2008, the date of our 2008 annual meeting. The share numbers included in the table do not reflect this adjustment or any future adjustments. The shares that remain available for future grants include 624,500 shares that may be granted as stock options under our 2004 Equity Incentive Plan, 24,000 shares that may be issued as performance-based restricted stock under our 2003 Restricted Stock Award Plan and an additional 50,000 shares that may be awarded under the 2003 Restricted Stock Award Plan upon contribution of such shares to us by our current Chairman of the Board, in his discretion, in accordance with the Plan. The 624,500 shares subject to future grant under our 2004 Equity Incentive Plan may, alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equity Securities

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Our Board had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares and the remaining balance of 264,000 shares was repurchased during the first quarter of 2007 at a total cost of approximately $4.3 million. During the year ended December 31, 2007, we repurchased a total of 834,099 shares of our Common Stock under the current authorization, at a total cost of approximately $13.1 million. Our current repurchase authorization has 1,165,901 shares remaining.

Common Stock repurchases during the quarter ended December 31, 2007 are as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 - October 31, 2007	--	--	--	1,330,501
November 1, 2007 - November 30, 2007	144,500	$13.82	144,500	1,186,001
December 1, 2007 - December 31, 2007	20,100	$14.42	20,100	1,165,901
Total	164,600	$13.89	164,600	1,165,901

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data and other operating information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” We derived the selected consolidated Statement of Income and Balance Sheet data as of and for each of the five years ended December 31, 2007 from our audited financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(in thousands, except per share data and key operating statistics)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Income Data:
Revenue:
Trucking revenue	$382,064	$370,780	$358,522	$314,431	$268,102
USA Logistics revenue	9,124	14,521	18,107	21,449	17,978
Base revenue	391,188	385,301	376,629	335,880	286,080
Fuel surcharge revenue	90,921	80,317	63,074	27,225	12,583
Total revenue	482,109	465,618	439,703	363,105	298,663
Operating expenses and costs:
Salaries, wages and employee benefits	162,236	152,998	143,164	125,953	109,616
Fuel and fuel taxes	153,023	138,629	121,026	81,722	58,740
Depreciation and amortization	49,093	46,739	41,890	35,871	30,611
Insurance and claims	31,144	27,006	26,172	26,224	18,390
Operations and maintenance	25,815	21,919	21,178	24,736	26,518
Purchased transportation	18,609	19,815	24,710	28,317	24,183
Operating taxes and licenses	6,368	6,610	6,224	5,653	4,682
Litigation verdict	4,690	--	--	--	--
Communications and utilities	3,787	3,362	3,220	3,039	2,967
Gain on disposal of assets	(395)	(541)	(1,144)	(1,040)	(743)
Other	19,429	22,677	19,766	14,831	12,849
Total operating expenses and costs	473,799	439,214	406,206	345,306	287,813

Operating income	8,310	26,404	33,497	17,799	10,850
Other expenses (income):
Interest expense	5,130	4,192	4,829	3,539	2,557
Other, net	22	(134)	(19)	33	65
Total other expenses, net	5,152	4,058	4,810	3,572	2,622

Income before income taxes	3,158	22,346	28,687	14,227	8,228
Income tax expense	3,018	9,905	13,119	6,795	4,873

Net income	$140	$12,441	$15,568	$7,432	$3,355

Per share information:
Average shares outstanding (Basic)	10,596	11,353	10,034	9,268	9,327
Basic earnings per share	$0.01	$1.10	$1.55	$0.80	$0.36

Average shares outstanding (Diluted)	10,689	11,561	10,328	9,398	9,370
Diluted earnings per share	$0.01	$1.08	$1.51	$0.79	$0.36

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (continued)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Other Financial Data:
Operating ratio (1)	97.9%	93.1%	91.1%	94.7%	96.2%
Cash flows from operations	$58,585	$76,249	$56,552	$37,292	$36,865
Capital expenditures, net (2)	39,967	74,583	56,525	89,379	53,406
Key Operating Statistics:
Base revenue per total mile	$1.302	$1.346	$1.327	$1.293	$1.236
Average miles per tractor per week	2,313	2,271	2,415	2,361	2,341
Empty mile factor (3)	11.1%	10.3%	8.7%	8.4%	9.0%
Average number of tractors (4)	2,578	2,512	2,342	2,174	1,961
Total miles (loaded and empty) (in thousands)	300,577	286,317	283,921	259,725	231,389
Average miles per tractor	116,593	113,980	121,230	119,469	117,995
Average miles per trip (5)	784	837	837	839	851
Average unmanned tractor percentage (6)	2.9%	5.3%	3.9%	4.9%	3.9%
Average age of tractors, at end of period (in months)	25	21	19	18	25
Average age of trailers, at end of period (in months)	43	36	38	39	54

Balance Sheet Data:
Cash and cash equivalents	$8,014	$7,132	$994	$1,189	$1,323
Total assets	332,938	339,494	308,079	288,154	222,549
Long-term debt, capital leases and note payable, including current portion	96,162	95,406	89,232	140,442	85,147
Stockholders’ equity	143,191	159,558	149,833	85,528	77,496

(1)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.
(2)	Capital expenditures, net, is based upon purchases of property and equipment for cash and under capital lease arrangements less proceeds from the sale of property and equipment.
(3)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(4)	Average number of tractors includes company-operated tractors plus owner-operator tractors.
(5)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(6)	Average unmanned tractor percentage is the weighted average percentage of company-operated tractors to which a driver is not assigned.
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The five divisions are classified into the Trucking segment and the USA Logistics segment. Trucking includes those transportation services in which we use tractors that we own or owner-operator tractors. USA Logistics consists of services such as freight brokerage, transportation scheduling, routing and mode selection, which typically do not involve the use of our equipment or owner-operator equipment. Both Trucking and USA Logistics have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

Substantially all of our base revenue from both segments is generated by transporting, or arranging for the transportation of, freight for customers, and is predominantly affected by the rates per mile received from our customers and similar operating costs. For the years ended December 31, 2007, 2006 and 2005, Trucking base revenue represented 97.7%, 96.2% and 95.2% of total base revenue, respectively, with remaining base revenue being generated through USA Logistics.

We generally charge customers for our services on a per-mile basis. Currently, our most challenging costs include recruiting, retaining and compensating qualified drivers, insurance and claims, fuel and capital equipment costs.

We refer to our five divisions as General Freight, Regional Freight, Dedicated Freight, Strategic Capacity Solutions and Third Party Logistics.

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

•

Regional Freight. Beginning in 2004, in order to aid in driver recruitment and retention and to participate in the largest segment within the truckload market, we began to accept shipments that originate and terminate within a smaller geographic area. Our Regional Freight division provides truckload freight services that involve a length of haul of approximately 500 miles. As of December 31, 2007, we conducted Regional Freight operations in the areas around our facilities located in or near Van Buren, Arkansas, Vandalia, Ohio and Spartanburg, South Carolina.

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

USA Logistics. USA Logistics includes two divisions providing the following services to our customers:

•

Strategic Capacity Solutions. Our Strategic Capacity Solutions division provides freight brokerage services by matching customer shipments with available equipment of other carriers when it is not feasible to use our own equipment.

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

•

Stock option valuation. The assumptions used to value stock options are dividend yield, expected volatility, risk-free interest rate, expected life and anticipated forfeiture. As we do not pay any dividends on our Common Stock, the dividend yield is zero. Expected volatility represents the measure used to project the expected fluctuation in our share price. We use the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to determine the potential for our share price to increase over the expected life of the option. The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options. Expected life represents the length of time we anticipate the options to be outstanding before being exercised. Based on historical experience, that time period is best represented by the option’s contractual life. Anticipated forfeiture represents the number of shares under options we expect to be forfeited over the expected life of the option.

•

Accounting for Income Taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of income. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable. We have not recorded a valuation allowance at December 31, 2007, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During 2007, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of income.

We periodically reevaluate these policies as circumstances dictate. Together these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Executive Overview

Our industry is changing. USA Truck’s historical bread-and-butter, the medium length of haul (800-1,200 mile) segment of the truckload market, is being eroded by a growing intermodal railroad option for our customers and by the proliferation of the regional distribution center concept among big box retailers. Customers continue to shrink their bases of core carriers while simultaneously raising the bars for service and capacity requirements.

Cost pressures abound from inflationary forces that can often outpace growth in our industry’s pricing power and from increasing regulatory hurdles.

USA Truck must and will change to meet these challenges. While we have always taken pride in offering premium services, the changes in our industry now require us to broaden the range of services we offer to our customers. By expanding our service offerings, we intend to generate demand for our services that will lead to greater consistency of earnings and pave the way for us to improve our margins. We must also overcome cost pressures in the labor, energy, regulatory and safety arenas.

USA Truck’s core business strategy for revenue and earnings growth is to increase and sustain demand for our services by positioning ourselves as a premium service provider for all of our customers’ dry van, full truckload needs, thus capturing a greater portion of their business at a slightly higher price. This strategy requires a two-pronged approach to execute: (1) consistently providing our customers with a reliability of service not generally available in our industry, and (2) providing a greater scope of service beyond our traditional medium length-of-haul business.

Since the summer of 2007, we have undertaken an intensive effort to refine USA Truck’s corporate strategy. We have implemented sweeping organizational/cultural, technological and business model changes to set the stage for successful execution of our strategy.

•

Culturally, we believe that employees who are challenged, empowered and rewarded are the key to total customer satisfaction. Total customer satisfaction is the key to shareholder returns. Our three-legged-stool concept focuses equally on the employee, customer and shareholder and is the foundation of our organization. We are implementing programs designed to foster intellectual honesty, integrity and strong leadership. We have also reorganized our various operating departments to get the right people into the right jobs where they can add the most value and providing them the proper training and tools. That process is still underway.

•

Over the next three years, we will redesign our technology system and will replace our enterprise-wide software applications with more user friendly, higher capacity, server-based products that will dramatically improve our visibility into our operations and the speed at which critical information is made available to decision-makers. This enhanced technological capability should improve our competiveness from both cost and service perspectives.

•

Our customers want a more diversified bundle of services from their core carriers. Our strategy is to provide those additional services in carefully selected areas where we believe we can provide superior service and reliability.

o

We began offering intermodal railroad services to our customers in late 2007 and have set a modest revenue goal for 2008. To reach that goal, we have staffed intermodal with just a few strong, experienced employees, and given them clear responsibilities and goals, and we have done it in a way that did not detract from our focus on our core trucking operations.

o

We are expanding our capabilities to outsource truckload freight through our Strategic Capacity Solutions (“SCS”) division. To execute the strategy, we have streamlined the interaction between our Trucking operations and SCS and we have employed several new freight brokers.

o

We are aggressively pursuing opportunities to move tractors from our General Freight and Regional Freight divisions where considerable pricing and empty mile pressures exist into our Dedicated Freight division where freight lanes and volumes are more consistent. Our goal is to move at least 100 tractors during 2008. To accomplish that goal, and as part of a broader reorganization of our sales force, we have injected a more focused effort into Dedicated Freight sales which has provided us with more opportunities and leads.

o

We nearly tripled the size of our small owner-operator fleet to 66 in 2007. We intend to grow the size of that fleet by another 82% to 120 during 2008. Owner-operators provide a flexible source of capacity for our fleet and have proven to be reliable, safe and productive.

While we believe that we must improve our ability to consistently produce revenue volume throughout the economic cycle, we know that controlling costs will always be critical to our success. We typically post one of the lowest operating costs per mile in the truckload industry, but we can do much better, particularly in the area of insurance and claims costs, which continue to run a nickel per mile higher than our historical average. Our efforts to contain safety-related costs have not produced the sustained results that we desired over the past several years. In response, we are implementing a comprehensive loss prevention program. We will continue our recent strategy of marketing safety to all our drivers, but if we are to get the costs under control we must ensure that safety is the key factor in our future hiring decisions and driver training.

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

	Year Ended December 31,
	2007	2006	2005
Base revenue	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	41.5	39.7	38.0
Fuel and fuel taxes (1)	15.9	15.1	15.4
Depreciation and amortization	12.4	12.1	11.1
Insurance and claims	8.0	7.0	6.9
Operations and maintenance	6.6	5.6	5.6
Purchased transportation	4.8	5.2	6.6
Operating taxes and licenses	1.6	1.7	1.7
Litigation verdict	1.2	--	--
Communications and utilities	1.0	0.9	0.9
Gain on disposal of revenue equipment, net	(0.1)	(0.1)	(0.3)
Other	5.0	5.9	5.2
Total operating expenses and costs	97.9	93.1	91.1
Operating income	2.1	6.9	8.9
Other expenses:
Interest expense	1.3	1.1	1.3
Other, net	--	--	--
Total other expenses, net	1.3	1.1	1.3
Income before income taxes	0.8	5.8	7.6
Income tax expense	0.8	2.6	3.5
Net income	--%	3.2%	4.1%

(1) Net of fuel surcharges

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Results of Operations – Combined Services

Our base revenue grew 1.5% from $385.3 million to $391.2 million, for the reasons addressed in the Trucking and the USA Logistics sections, below.

Net income for all divisions was $0.1 million as compared to $12.4 million for 2006.

Overall, our operating ratio increased by 4.8 percentage points of base revenue to 97.9% due primarily to lower freight volumes and as a result of the following factors:

•

Salaries, wages and employee benefits increased by 1.8 percentage points of base revenue due to a 17.1% increase in non-driver wages, a 2.5% increase in driver wages per mile and a 3.3% decrease in base revenue per mile.

•	Fuel and fuel taxes increased by 0.8 percentage points of base revenue primarily due to 6.5% increase in the price paid for diesel fuel, and a 3.3% decrease in base revenue per mile.
•	Insurance and claims increased by 1.0 percentage point of base revenue primarily due to settlement of prior year claims and an elevated frequency of accidents.
•

Operations and maintenance increased by 1.0 percentage point of base revenue primarily due to a 16.3% increase in the average age of the tractor fleet for the year from 19.0 months to 22.1 months, which contributed to an increase in direct repair costs per unit by an average of 20.7%.

•

Purchased transportation decreased by 0.4 percentage points of base revenue due primarily to the decrease in carrier expense associated with our Third Party Logistics division, partially offset by an increase in owner-operator costs.

•

In early August, a jury returned an unfavorable verdict in a litigated contract dispute. The jury held that USA Truck breached a contract and awarded the plaintiff damages of approximately $3.0 million. This verdict had a negative impact on third quarter diluted earnings per share of approximately $0.17.

In December, the court ruled that we owed approximately $1.7 million in pre-judgment interest and legal fees. This ruling negatively impacted fourth quarter diluted earnings per share by approximately $0.10. As of December 31, 2007, we have accrued all amounts awarded to the plaintiff, in the aggregate amount of the $4.7 million.  On January 2, 2008, the Company filed an appeal of the verdict and the court’s order.

•

Other expenses decreased by 0.9 percentage points of base revenue due primarily to a 33.7 percentage point decrease in driver turnover, which decreased the cost associated with recruiting and retaining qualified drivers 27.7%.

•

Our effective tax rate increased from 44.3% in 2006 to 95.6% in 2007. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect and due to permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Fiscal Year Ended December 31, 2007
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	244,814	33,271	22,492	300,577
Empty mile factor (2)	11.3%	15.5%	2.1%	11.1%
Base revenue per loaded mile	$1.42	$1.54	$1.36	$1.43
Average number of tractors (3)	2,053	330	195	2,578
Average miles per tractor per period	119,247	100,822	115,343	116,593
Average miles per tractor per week	2,366	2,000	2,289	2,313
Average miles per trip (4)	904	501	493	784
Average unmanned tractor percentage (5)	2.7%	3.7%	3.6%	2.9%
Base revenue per tractor per week	$2,986	$2,598	$3,039	$2,941

	Fiscal Year Ended December 31, 2006
	General Freight	Regional Freight	Dedicated Freight	Total Trucking
Total miles (in thousands) (1)	237,160	23,578	25,579	286,317
Empty mile factor (2)	10.7%	13.8%	3.7%	10.3%
Base revenue per loaded mile	$1.44	$1.55	$1.37	$1.44
Average number of tractors (3)	2,046	230	236	2,512
Average miles per tractor per period	115,914	102,513	108,385	113,980
Average miles per tractor per week	2,309	2,042	2,159	2,271
Average miles per trip (4)	941	537	562	837
Average unmanned tractor percentage (5)	4.7%	6.1%	9.4%	5.3%
Base revenue per tractor per week	$2,976	$2,727	$2,843	$2,940

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Average number of tractors includes company-operated tractors plus owner-operator tractors.
(4) Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Average unmanned tractor percentage is the weighted average percentage of company-operated tractors to which a driver is not assigned.

Base Revenue

Base revenue from Trucking grew by 3.0% to $382.1 million. The increase was the result of several factors:

•

Regional Freight base revenue grew 37.2% on a 43.5% increase in tractors. Most measures of operating performance took a step backwards in this difficult freight environment. For this reason we do not plan to grow our Regional fleet until we make improvements in the key performance measures of this division, particularly base revenue per tractor per week, which decreased 4.7%.

•

Dedicated Freight base revenue decreased 11.3% due mostly to a reduction in the tractor count by 17.4% while the base revenue per tractor per week increased 6.9%. Over the past year we have made several changes to our freight mix by adding new customer accounts that provide fewer miles, but higher revenue per mile and removing certain customer accounts that provided more miles but lower revenue per mile.

•

General Freight base revenue increased 1.1%, and base revenue per tractor per week increased 0.3%. This slight increase was primarily due to a 2.5% increase in miles per tractor per week. General Freight had a decrease in base revenue per loaded mile of 1.4%. Our General Freight division model is more dependent on miles per tractor per week, thus it was impacted more by softer freight demand.

•

Overall, we grew the average size of our Trucking tractor fleet by 2.6%. We grew the average size of the company-owned tractor fleet by 1.8% to 2,540 tractors and increased the average size of our owner-operator fleet by 137.5% to 38 tractors. We plan to aggressively grow our owner-operator fleet primarily by converting company drivers to owner-operator drivers through our new lease-purchase program.

Results of Operations – USA Logistics

Base revenue from USA Logistics decreased by 37.2% to $9.1 million. Strategic Capacity Solutions base revenue decreased to $8.2 million, a 0.3% decrease. During 2006, we implemented a strategic redeployment of our resources toward less complex third party logistics services in which we can provide a level of on-time, quality service commensurate with the services we provide through our Trucking divisions. As a result, our Third Party Logistics division base revenue decreased by 85.2% to $0.9 million.

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

•

Fuel and fuel taxes decreased by 0.3 percentage points of base revenue. The improvement was made possible primarily by the continued efficiency of our fuel surcharge program and, to a lesser extent, by our efforts to increase fuel economy through various management programs.

•

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

•	Other expenses increased by 0.7 percentage points of base revenue due primarily to the increase in cost associated with recruiting and retaining qualified drivers.

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

	For The Year Ended December 31, 2005
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

Base Revenue

Base revenue from Trucking grew by 3.4% to $370.8 million. The increase was the result of several factors:

•

Regional Freight base revenue grew 53.6%. Despite the more challenging freight environment, Regional Freight improved in many key statistical categories including base revenue per mile, tractor count, miles per tractor per week and unmanned tractors. Overall it produced 13.6% more base revenue per tractor per week than it did in 2005. In 2006, we began to see the potential of our Regional Freight division as it continued to grow and become a larger portion of our business. We intend to continue working to further improve its operating model. We opened our third regional market in the Southeast United States in the first quarter of 2007.

•

Dedicated Freight base revenue per tractor per week decreased 1.4% due to a decrease of 23.5% in loaded miles. This degradation was offset by a 10.3% increase in base revenue per loaded mile. During 2006, we made several changes to our freight mix by adding new customer accounts that provide fewer miles, but higher revenue per mile and removing certain customer accounts that provide more miles but lower revenue per mile. The challenging driver recruitment and retention environment had a negative impact on our unmanned tractor percentage.

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

Results of Operations – USA Logistics

Base revenue from USA Logistics decreased by 19.8% to $14.5 million. Strategic Capacity Solutions base revenue grew to $8.2 million, a 30.7% increase. During 2006, we strategically began redeploying our resources toward less complex third party logistics services in which we can provide a level of on-time, quality service commensurate with Trucking. As a result, our Third Party Logistics division revenue decreased by 46.7% to $6.3 million. We intend to continue aggressively growing Strategic Capacity Solutions and pursuing less of the complex portion of the third party logistics market.

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

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not typically receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any hedging arrangements that protect us against fuel price increases. Overall, the market fuel prices per gallon were higher in 2007 and 2006 than in 2005.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time we enter into operating leases for certain facilities and office equipment that are not reflected in our balance sheet.

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

Cash Flows
	Year Ended December 31, (in thousands)
	2007	2006	2005
Net cash provided by operating activities	$58,585	$76,249	$56,552
Net cash used in investing activities	(16,394)	(70,496)	(31,945)
Net cash (used in) provided by financing activities	(41,309)	385	(24,802)

Cash generated from operations decreased $17.7 million during 2007 as compared to 2006. The change was primarily due to a decrease in net income of $12.3 million and a decrease in deferred income taxes of $5.7 million from 2006 to 2007. Cash generated from operations increased $19.7 million during 2006 as compared to 2005. The change was primarily due to an increase in depreciation expense related to new equipment purchases and an increase in trade payables combined with a reduction in accounts receivable.

Cash used in investing activities decreased $54.1 million during 2007 as compared to 2006, due to a decrease in expenditures for revenue equipment. In 2006, our cash used in investing activities increased $38.6 million from 2005 due to an increase in expenditures for revenue equipment.

Cash used in financing activities was $41.3 million in 2007 compared to cash provided by financing activities of $0.4 million in 2006. The $41.7 million difference is due primarily to a reduction in net borrowings on our Senior Credit Facility and an increase in repurchases of our common stock. Cash provided by financing activities was $0.4 million in 2006 compared to cash used in financing activities of $24.8 million in 2005. The $25.2 million difference was due primarily to increased net borrowings on our Senior Credit Facility.

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

The Facility is collateralized by revenue equipment having a net book value of approximately $178.0 million at December 31, 2007 and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At December 31, 2007, $43.1 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the year ended December 31, 2007, the effective interest rate was 6.5%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At December 31, 2007, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of December 31, 2007, we were in compliance with the covenants.

Certain leases contain cross-default provisions with our other financing agreements.

Equity

At December 31, 2007, we had stockholders’ equity of $143.2 million and debt of $96.2 million, resulting in a debt to total capitalization ratio of 40.2% compared to 37.4% at December 31, 2006.

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

Purchases and Commitments

As of December 31, 2007, our forecasted capital expenditures, net of proceeds from the sale of revenue equipment, for 2008 were $78.8 million, $67.9 million of which relates to revenue equipment. We expect to use the balance of $10.9 million primarily for property acquisitions, facility construction, improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the year ended December 31, 2007, we made $40.0 million of net capital expenditures, including $36.4 million for revenue equipment purchases ($23.7 million of which were capital lease obligations), $2.4 million for facility expansions and $1.2 million for non-revenue equipment.

The following table represents our outstanding contractual obligations at December 31, 2007:

	Payments Due By Period
	(in thousands)
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations:
Long-term debt obligations (1)	$43,093	$--	$43,093	$--	$--
Capital lease obligations (2)	54,658	26,106	25,708	2,844	--
Purchase obligations	98,496	98,496	--	--	--
Rental obligations	1,704	641	621	103	339
Total	$197,951	$125,243	$69,422	$2,947	$339

(1)	Long-term debt obligations, excluding letters of credit in the amount of $6.2 million, consist of our Senior Credit Facility, which matures on September 1, 2010.
(2)	Capital lease obligations in this table include interest payments not included in the balance sheet.

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Note 1. to the Financial Statements: New Accounting Pronouncements.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices. These risks have not materially changed between fiscal year 2006 and fiscal year 2007.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Senior Credit Facility. Our Senior Credit Facility, as amended, provides for borrowings that bear variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage. At December 31, 2007, we had $43.1 million outstanding pursuant to our Senior Credit Facility. Assuming the outstanding balance at year end remained constant throughout the upcoming year, a hypothetical one-percentage point increase in interest rates applicable to the Senior Credit Facility would increase our annual interest expense by approximately $0.43 million.

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

YEAR ENDED DECEMBER 31, 2007

REPORT OF GRANT THORNTON LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware Corporation) and subsidiary (collectively referred to as the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of USA Truck, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2008, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 25, 2008

REPORT OF ERNST & YOUNG LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

USA Truck, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of USA Truck, Inc., for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of USA Truck, Inc., for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

February 24, 2006

USA Truck, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)
	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,014	$7,132
Accounts receivable:
Trade, less allowance for doubtful accounts of $81 in 2007 and $96 in 2006	44,563	40,856
Other	2,187	4,828
Inventories	1,172	930
Deferred income taxes	5,420	1,792
Prepaid expenses and other current assets	4,451	8,266
Total current assets	65,807	63,804

Property and equipment:
Land and structures	35,382	32,992
Revenue equipment	338,036	326,083
Service, office and other equipment	18,448	17,746
	391,866	376,821
Accumulated depreciation and amortization	(125,090)	(101,314)
	266,776	275,507
Other assets	355	183
Total assets	$332,938	$339,494

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$11,785	$11,539
Trade accounts payable	7,429	10,419
Current portion of insurance and claims accruals	11,965	6,233
Accrued expenses	9,572	10,808
Note payable	1,538	1,791
Current maturities of long-term debt and capital leases	24,412	25,798
Total current liabilities	66,701	66,588

Long-term debt and capital leases, less current maturities	70,212	67,817
Deferred income taxes	48,024	41,565
Insurance and claims accruals, less current portion	4,810	3,966

Commitments and contingencies	--	--

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,560,160 shares in 2007 and 11,473,022 shares in 2006	116	115
Additional paid-in capital	63,487	62,230
Retained earnings	101,560	101,420
Less treasury stock, at cost (1,098,099 shares in 2007 and 230,401 shares in 2006
2006)	(21,972)	(4,207)
Unearned compensation	--	--
Total stockholders’ equity	143,191	159,558
Total liabilities and stockholders’ equity	$332,938	$339,494

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
	Year Ended December 31,
	2007	2006	2005
Revenue:
Base revenue	$391,188	$385,301	$376,629
Fuel surcharge revenue	90,921	80,317	63,074
Total revenue	482,109	465,618	439,703

Operating expenses and costs:
Salaries, wages and employee benefits	162,236	152,998	143,164
Fuel and fuel taxes	153,023	138,629	121,026
Depreciation and amortization	49,093	46,739	41,890
Insurance and claims	31,144	27,006	26,172
Operations and maintenance	25,815	21,919	21,178
Purchased transportation	18,609	19,815	24,710
Operating taxes and licenses	6,368	6,610	6,224
Litigation verdict	4,690	--	--
Communications and utilities	3,787	3,362	3,220
Gain on disposal of assets	(395)	(541)	(1,144)
Other	19,429	22,677	19,766
Total operating expenses and costs	473,799	439,214	406,206
Operating income	8,310	26,404	33,497

Other expenses (income):
Interest expense	5,130	4,192	4,829
Other, net	22	(134)	(19)
Total other expenses, net	5,152	4,058	4,810
Income before income taxes	3,158	22,346	28,687

Income tax expense:
Current	188	1,422	6,791
Deferred	2,830	8,483	6,328
Total income tax expense	3,018	9,905	13,119
Net income	$140	$12,441	$15,568

Net income per share:
Basic earnings per share	$0.01	$1.10	$1.55

Diluted earnings per share	$0.01	$1.08	$1.51
See accompanying notes.

              USA Truck, Inc.

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)
						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive	Unearned
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Compensation	Total
Balance at January 1, 2005	9,342	$93	$13,211	$73,411	$(84)	$8	$(1,111)	$85,528

Exercise of stock options	73	1	522	--	--	--	--	523
Tax benefit on exercise of stock options	--	--	24	--	--	--	--	24
Issuance of Common Stock	2,000	20	47,307	--	--	--	--	47,327
Stock based compensation	--	--	9	--	--	--	--	9
Purchase of 3 shares of Common Stock into treasury	--	--	--	--	(53)	--	--	(53)
Sale of 6 shares of treasury stock to employee stock purchase plan	--	--	66	--	77	--	--	143
Restricted stock forfeiture	--	--	--	--	(500)	--	271	(229)
Restricted stock award grant	--	--	53	--	500	--	(553)	--
Adjustments to unearned compensation	--	--	894	--	--	--	(894)	--
Amortization of unearned compensation	--	--	--	--	--	--	1,001	1,001
Net income for 2005	--	--	--	15,568	--	--	--	15,568
Change in fair value of interest rate swap, net of taxes of ($5)	--	--	--	--	--	(8)	--	(8)
Total comprehensive income								15,560
Balance at December 31, 2005	11,415	$114	$62,086	$88,979	$(60)	$--	$(1,286)	$149,833

Exercise of stock options	58	1	485	--	--	--	-- --	486
Tax benefit on exercise of stock options	--	--	213	--	--	--	--	213
Purchase of 230 shares of Common Stock into treasury	--	--	--	--	(4,199)	--	--	(4,199)
Sale of 2 shares of treasury stock to employee stock purchase plan	--	--	21	--	52	--	--	73
Stock based compensation	--	--	711	--	--	--	--	711
Elimination of unearned compensation	--	--	(1,286)	--	--	--	1,286	--
Net income for 2006	--	--	--	12,441	--	--	--	12,441
Balance at December 31, 2006	11,473	$115	$62,230	$101,420	$(4,207)	$--	$--	$159,558

Exercise of stock options	88	1	894	--	--	--	--	895
Tax charge on exercise of stock options	--	--	(12)	--	--	--	--	(12)
Purchase of 1,098 shares of Common Stock into treasury	--	--	--	--	(17,403)	--	--	(17,403)
Retirement of forfeited restricted stock	--	--	362	--	(362)	--	--	--
Stock based compensation	--	--	13	--	--	--	--	13
Net income for 2007	--	--	--	140	--	--	--	140
Balance at December 31, 2007	11,561	$116	$63,487	$101,560	$(21,972)	$--	$--	$143,191

See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$140	$12,441	$15,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,093	46,739	41,890
Provision for doubtful accounts	(15)	36	(43)
Deferred income taxes	2,831	8,482	6,328
Excess tax benefit from exercise of stock options	(39)	(213)	--
Write off of tax asset on exercise of stock options	51	--	--
Stock based compensation	13	711	772
Tax benefit from restricted stock	--	--	24
Expense from accelerated vesting of stock options	--	--	9
Gain on disposal of property and equipment	(395)	(541)	(1,144)
Changes in operating assets and liabilities:
Accounts receivable	(1,051)	5,491	(5,189)
Inventories, prepaid expenses and other current assets	3,573	(2,939)	566
Trade accounts payable, accrued expenses and note payable	(2,192)	7,043	(1,402)
Insurance and claims accruals	6,576	(1,001)	(827)
Net cash provided by operating activities	58,585	76,249	56,552

Investing activities
Purchases of property and equipment	(32,338)	(100,921)	(59,277)
Proceeds from sale of property and equipment	16,116	30,442	27,345
Change in other assets	(172)	(17)	(13)
Net cash used in investing activities	(16,394)	(70,496)	(31,945)

Financing activities
Borrowings under long-term debt	155,278	201,431	186,226
Principal payments on long-term debt	(150,178)	(177,007)	(236,200)
Principal payments on capitalized lease obligations	(27,836)	(22,202)	(24,688)
Principal payments on note payable	(2,299)	(2,534)	(3,727)
Net increase in bank drafts payable	246	4,124	5,647
Payments to repurchase Common Stock	(17,403)	(4,199)	(53)
Proceeds from issuance of Common Stock	--	--	47,327
Excess tax (charge) benefit from exercise of stock options	(12)	213	--
Proceeds from sale of treasury stock	--	73	143
Proceeds from exercise of stock options	895	486	523
Net cash provided by (used in) financing activities	(41,309)	385	(24,802)

Increase (decrease) in cash and cash equivalents	882	6,138	(195)
Cash and cash equivalents:
Beginning of period	7,132	994	1,189
End of period	$8,014	$7,132	$994

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,154	$3,977	$5,295
Income taxes	560	2,206	6,420
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for leases on revenue equipment	23,745	4,104	24,593
Liability incurred for note payable	2,046	2,178	2,586

See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.	Summary of Significant Accounting Policies

Description of Business

USA Truck (the “Company”) is a medium haul, dry van truckload carrier transporting general commodities throughout the continental United States and between locations in theUnited States and Canada. The Company transports general commodities into Mexico by allowing through-trailer service on our trailers through our facility in the city of Laredo, Texas.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2007, 2006 and 2005, the Company’s top ten customers comprised 34%, 36% and 37% of total revenue, respectively. During the three year period ended December 31, 2007, no single customer represented more than 10% of total revenue. Other accounts receivable consists primarily of proceeds from the sale of revenue equipment. The carrying amount reported in the balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 30 days from the billing date.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2007, 2006 and 2005:

	(in thousands)
	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$96	$104	$166
Amounts (credited) charged to expense	(15)	36	(43)
Uncollectible accounts written off, net of recovery	--	(44)	(19)
Balance at end of year	$81	$96	$104

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

Interest

The Company capitalizes interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was $0.02 million, $0.02 million and $0.20 million in 2007, 2006 and 2005, respectively. Interest expense was $5.1 million, $4.2 million and $4.8 million in 2007, 2006 and 2005, respectively.

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

Segment Reporting

In the past, the Company organized its five operating divisions into three operating segments, which were aggregated into one segment for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Due to the evolution of the Company’s business over the past few years, during the quarter ended June 30, 2006, the five divisions were reclassified into two operating segments, Trucking and USA Logistics, which were aggregated into one segment for financial reporting purposes in accordance with SFAS 131. Trucking consists of the General Freight, Regional Freight and Dedicated Freight divisions, which provide truckload freight services. USA Logistics consists of the Strategic Capacity Solutions and Third Party Logistics divisions, which provide services such as transportation scheduling, routing and mode selection, which do not typically involve the use of Company-owned or owner-operator equipment.

The decision to aggregate operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of the divisions and the Company’s centralized internal management structure. Except with respect to the relatively minor components of the Company’s operations that do not involve the use of Company-owned trucks, key operating statistics include, for example, revenue per mile and miles per tractor per week. While the operations of the Third Party Logistics and Strategic Capacity Solutions divisions do not involve the use of Company-owned equipment and drivers, the Company nevertheless provides truckload freight services to its customers through arrangements with third-party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon the Company’s Trucking operations.

The services provided by the Company through its five divisions relate to the transportation of truckload quantities of general freight for customers in a variety of industries, and generate revenue, and to a great extent incur expenses, primarily on a per mile basis. In addition, the two divisions within the USA Logistics segment are intended to provide services complementary to the Company’s Trucking services, primarily to existing customers of the Company’s Trucking segment. A majority of the customers of USA Logistics have also engaged the Company to provide services through one or more of its Trucking divisions. The USA Logistics segment represents a relatively minor part of the Company’s business, generating approximately 2% of the Company’s total base revenue for the year ended December 31, 2007, and less than 5% of total base revenue in 2006 and 2005.

Revenue Recognition

Revenue generated by the Company’s Trucking segment is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5 issued by the Emerging Issues Task Force (“EITF”) of the FASB. Expenses are recognized as incurred.

Revenue generated by the Company’s USA Logistics segment is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as the Company acts as a principal with substantial risks as primary obligor.

Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

Reclassifications

In 2006, the Company classified bank drafts payable as a financing activity for purposes of the consolidated statement of cash flows. Bank drafts payable have been appropriately reclassified in the consolidated statements of cash flows for the year ended December 31, 2005.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), discussed below. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is in the process of determining the impact of SFAS 159. Presently, SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 became effective for the Company on January 1, 2007. SAB 108 has not had a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value that are among the many accounting pronouncements that require fair value measurements and the limited guidance for applying those definitions in GAAP. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. The Company is currently evaluating the impact SFAS 157 will have upon its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 and utilizes a two-step approach for evaluating those positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard or are otherwise resolved to qualify for recognition. Derecognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. The provisions of FIN 48 became effective for the Company as of January 1, 2007. FIN 48 has not had a material impact upon the Company’s consolidated financial position, results of operations and cash flows.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)
	December 31,
	2007	2006
Prepaid licenses, permits and tolls	$2,121	$2,248
Prepaid insurance	1,552	4,967
Other	778	1,051
Total prepaid expenses and other current assets	$4,451	$8,266

3.	Accrued Expenses

   Accrued expenses consist of the following:

(in thousands)
	December 31,
	2007	2006
Salaries, wages, bonuses and employee benefits	$3,869	$4,859
Other (1)	5,703	5,949
Total accrued expenses	$9,572	$10,808

(1)	As of December 31, 2007 and 2006, no single item included within other accrued expenses exceeded 5.0% of the Company’s total current liabilities.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Note Payable

At December 31, 2007, the Company had an unsecured note payable of $1.5 million payable in monthly installments of principal and interest of approximately $174,600 that matures on September 1, 2008, bearing interest at 5.3%. At December 31, 2006, the Company had an unsecured note payable of $1.8 million that matured on September 1, 2007 bearing interest at 6.0%. Both of these notes payable were used to finance a portion of the Company’s annual insurance premiums at a favorable fixed rate of interest.

5.	Long-term Debt

Long-term debt consists of the following:

(in thousands)
	December 31,
	2007	2006
Revolving credit agreement (1)	$43,093	$37,993
Capitalized lease obligations (2)	51,531	55,622
	94,624	93,615
Less current maturities	24,412	25,798
Long-term debt, less current maturities	$70,212	$67,817

(1)

The Company’s Amended and Restated Senior Credit Facility (“Facility”) provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At December 31, 2007, we had approximately $50.7 million available under the Facility. The Facility matures on September 1, 2010. The Facility can also be increased to $175.0 million at the Company’s option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate or the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on the Company’s attainment of certain financial ratios. The effective interest rate on the Company’s borrowings under the Facility for the year ended December 31, 2007 was 6.5% and the rate at December 31, 2007 was 6.1%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on the Company’s attainment of certain financial ratios. At December 31, 2007, the rate was 0.2% per annum. The Facility is collateralized by revenue equipment having a net book value of $178.0 million at December 31, 2007, and all trade and other accounts receivable. We had outstanding letters of credit of approximately $6.2 million at December 31, 2007. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $130.5 million at December 31, 2007. In the event the Company fails to cure an event of default, the loan can become immediately due and payable. We were in compliance with these covenants at December 31, 2007. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

(2)

The Company’s capitalized lease obligations have various termination dates extending through May 2011 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.1% to 5.0% at December 31, 2007. The lease agreements require us to pay property taxes, maintenance and operating expenses.

6.	Leases and Commitments

The Company leases certain revenue equipment under capital leases with terms from three to five years.At December 31, 2007, property and equipment included capitalized leases, which had capitalized costs of $78.7 million, accumulated amortization of $27.4 million and a net book value of $51.3 million. At December 31, 2006, property and equipment included capitalized leases, which had capitalized costs of $88.1 million, accumulated amortization of $33.1 million and a net book value of $55.0 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $14.2 million, $15.9 million and $16.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Leases and Commitments (continued)

At December 31, 2007, the future minimum payments under capitalized leases with initial terms of one year or more were $26.1 million for 2008, $11.9 million for 2009, $13.8 million for 2010 and $2.8 million for 2011. The present value of net minimum lease payments was $51.5 million, which excludes amounts representing interest of $3.1 million. The current portion of net minimum lease payments is $24.4 million.

From time to time we enter into operating leases for certain facilities and office equipment. Rent expense under those operating leases was $1.2 million, $0.9 million and $0.7 million in 2007, 2006 and 2005, respectively. At December 31, 2007 the Company was obligated to pay future rentals under those operating leases of $0.6 million, $0.4 million, $0.2 million, $0.1 million, $0.01 million and $0.3 million for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Certain leases contain cross-default provisions with other financing agreements of the Company.

Commitments to purchase revenue equipment (including capital leases) and other fixed assets aggregated approximately $98.5 million at December 31, 2007.

7.	Federal and State Income Taxes

Significant components of the Company’s deferred tax liabilities and assets are as follows:

(in thousands)
	December 31,
	2007	2006
Current deferred tax assets:
Accrued expenses not deductible until paid	$6,355	$3,837
Equity Incentive Plan	289	392
Alternative Minimum Tax credit	278	379
Revenue recognition	174	190
Allowance for doubtful accounts	31	37
Total current deferred tax assets	7,127	4,835

Current deferred tax liability:
Prepaid expenses deductible when paid	(1,707)	(3,043)
Total current deferred tax liability	(1,707)	(3,043)
Net current deferred tax assets	$5,420	$1,792

Noncurrent deferred tax assets:
Capitalized leases	$49	$186
Non-compete agreement	151	173
Total noncurrent deferred tax assets	200	359

Noncurrent deferred tax liabilities:
Tax over book depreciation	(48,201)	(41,903)
Other	(23)	(21)
Total noncurrent deferred tax liabilities	(48,224)	(41,924)
Net deferred tax liabilities	$(48,024)	$(41,565)

For the year ended December 31, 2007, the Company’s effective tax rate increased approximately 51.3% from that of the prior year primarily due to a reduction in taxable income. The change in the effective tax rate resulted in increases of the deferred tax liability and the deferred tax asset amounts by approximately $6.5 million and approximately $3.6 million, respectively.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Federal and State Income Taxes (continued)

Significant components of the provision for income taxes are as follows:

	(in thousands)
	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$156	$1,178	$5,678
State	32	244	1,113
Total current	188	1,422	6,791

Deferred:
Federal	2,344	7,027	5,304
State	486	1,456	1,024
Total deferred	2,830	8,483	6,328
Total income tax expense	$3,018	$9,905	$13,119

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

	(in thousands)
	Year Ended December 31,
	2007	2006	2005
Income tax at statutory federal rate	$1,074	$7,572	$10,040
Federal income tax effects of:
State income taxes	(189)	(615)	(748)
Nondeductible meals and entertainment	1,685	1,634	1,753
Other	(109)	(494)	(63)
Federal income taxes	2,461	8,097	10,982
State income taxes	557	1,808	2,137
Total income tax expense	$3,018	$9,905	$13,119

Effective tax rate	95.6%	44.3%	45.7%

        The effective rates varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

The Company adopted the provisions of FIN 48 on January 1, 2007 and has analyzed filing positions in its federal tax returns as well as in all open tax years. The only periods subject to examination for its federal returns are the 2005 and 2006 tax years. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2007, the Company had no unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

8.	Employee Benefit Plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all employees. Employees can contribute up to 50% of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee. Employees’ rights to employer contributions vest after three years from their date of employment. Company matching contributions to the plan were approximately $0.8 million, $0.7 million and $0.7 million for 2007, 2006 and 2005, respectively.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Stock Plans

The current equity compensation plans that have been approved by the Company’s stockholders are the 2004 Equity Incentive Plan and the 2003 Restricted Stock Award Plan. There are also two plans under which options remain outstanding, but no new options may be granted, which are the Employee Stock Option Plan and the 1997 Nonqualified Stock Option Plan for Nonemployee Directors. The Company does not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by its stockholders.

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 975,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this plan for less than the fair market value of the Common Stock as defined in the plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under this plan generally vest ratably over five years. The option price under this plan is the fair market value of the Company’s common stock at the date the options were granted, except that the exercise prices of options granted to the Chairman of the Board are equal to 110% of the fair market value of the Company’s common stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of December 31, 2007. At December 31, 2007, approximately 624,500 shares were available for granting future options or other equity awards under this plan.

Prior to January 1, 2006, the Company accounted for its incentive and nonqualified stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equaled the market price of the underlying stock on the grant date, no compensation expense was recorded. The Company had adopted the disclosure-only provisions of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, no stock-based compensation cost for the Company’s incentive and nonqualified stock options was recognized in the Consolidated Statement of Income for 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated. Compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For each of the years ended December 31, 2007 and 2006, the Company recognized approximately $0.3 million in compensation expense related to incentive and non-qualified stock options granted under its 2004 Equity Incentive Plan. The adoption of SFAS 123(R) impacted the Company’s results of operations by increasing salaries, wages and employee benefits expense and increasing deferred income taxes. Such increases were immaterial in amount. Accordingly, the adoption of SFAS 123(R) had no effect on the Company’s basic and diluted earnings per share for the year ended December 31, 2006.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the year ended December 31, 2007, approximately $0.01 million of excess tax charge and for the year ended December 31, 2006 approximately $0.2 million of excess tax benefit classified as a financing cash inflow would have been classified as operating cash inflows if the Company had not adopted SFAS 123(R).

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Stock Plans (continued)

Information related to option activity for the year ended December 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	380,550	$13.99
Granted	48,400	16.81
Exercised	(104,800)	11.01		484,752
Cancelled/forfeited/expired	(25,700)	12.65
Outstanding at December 31, 2007	298,450	15.61	2.5	$618,634
Exercisable at December 31, 2007 (2)	110,450	$13.50	0.7	$344,915

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of the Company’s Common Stock, as determined by the closing price on December 31, 2007 (the last trading day of the fiscal year), was $15.40. The intrinsic value for options exercised in 2007 was $484,752 and in 2006 was $839,907.

(2)	The fair value of the options exercisable at December 31, 2007 was $0.5 million.

Information related to the weighted average fair value of stock option activity for the year ended December 31, 2007 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options - December 31, 2006	227,000	$5.70
Granted (1)	48,400	7.74
Forfeited	(21,800)	4.68
Vested	(65,600)	4.11
Nonvested options - December 31, 2007	188,000	6.90

(1)	Weighted average fair value for options granted in 2007 was $7.74 and in 2006 was $11.67.

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of December 31, 2007 is as follows:

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Stock Plans (continued)
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$7.52	3,000	0.1	3,000
11.47	119,400	1.8	58,300
12.10	18,400	0.6	18,400
12.62	10,000	0.8	5,000
12.66	12,800	2.1	6,400
14.50	2,400	6.7	--
15.83	5,000	6.6	--
16.08	6,000	1.2	1,500
17.06	41,000	4.6	--
22.54	70,700	3.3	15,600
22.93	6,000	1.8	1,500
30.22	3,750	3.1	750
	298,450	2.5	110,450

The following assumptions were used to value the stock options granted during the years indicated:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	38.7% - 49.9%	40.2% - 52.1%	28.6% to 31.0%
Risk-free interest rate	4.2% - 5.0%	4.4% - 5.0%	3.3% to 4.7%
Expected life	3 to 9 years	2 to 7 years	2 to 9 years

Expected volatility is a measure of the expected fluctuation in share price. The Company uses the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to determine the potential for the share price to increase over the expected life of the option. Expected life represents the length of time the options are anticipated to be outstanding before being exercised. Based on historical experience, that time period is best represented by the option’s contractual life. The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options. In addition to the above, the Company also includes a factor for anticipated forfeiture, which represents the number of shares under options expected to be forfeited over the expected life of the option.

The 2003 Restricted Stock Award Plan allows the Company to issue up to 150,000 shares of Common Stock as awards of restricted stock to its officers, 100,000 shares of which have been awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of performance goals set by the Board of Directors based on criteria set forth in the Plan. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted are being amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company recorded any unamortized compensation related to the restricted stock awards as unearned compensation in equity. At December 31, 2005, the Company had $1.3 million in unearned compensation, which was subsequently eliminated from Additional Paid-In Capital in compliance with SFAS 123(R). Also, prior to the adoption of SFAS 123(R), the Company adjusted the amount of compensation expense each quarter based on changes in the market value of its Common Stock. Upon adoption of SFAS 123(R), the compensation expense recognized is based on the market value of the Company’s Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. The amount recognized is amortized over the vesting period. The stock-based compensation (credit) expense that was recognized related to the Company’s restricted stock awards was ($0.2)

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Stock Plans (continued)

million, $0.4 million and $0.8 million in 2007, 2006 and 2005, respectively, and is included in salaries, wages and employee benefits in the consolidated statements of income. The stock-based compensation expense related to restricted stock awards decreased in 2007 because of the forfeiture of shares previously awarded due to the Company not meeting designated performance goals and termination of the employment of an officer of the Company. Accordingly, the compensation expense previously recognized for the 24,000 shares that were to vest on March 1, 2008, based on 2007 performance, has been reversed. The shares will remain outstanding until their scheduled vesting date of March 1, 2008, at which time their forfeiture will become effective. For financial statement purposes, the forfeited shares have been recorded as treasury stock at December 31, 2007.

Information related to the 2003 Restricted Stock Award Plan for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares - December 31, 2006	65,000	$16.56
Granted	--	--
Forfeited	(24,000)	14.30
Vested	(19,000)	15.00
Nonvested shares - December 31, 2007	22,000	20.37

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under its stock option plans in the period presented. For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant and amortized to expense over the option’s vesting periods. This information should be read in conjunction with the Company’s consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.

(in thousands, except per share amounts)
2005
Net income	$15,568
Stock-based compensation expense included in the Consolidated Statements of Income, net of tax	475
Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(764)
Pro forma net income	$15,279
Basic earnings per share, as reported	$1.55
Pro forma basic earnings per share	$1.52
Diluted earnings per share, as reported	$1.51
Pro forma diluted earnings per share	$1.48

As of December 31, 2007, unrecognized compensation expense that related to stock options and restricted stock was $0.5 million and $0.2 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.5 years for stock options and 1.7 years for restricted stock.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	(in thousands, except per share amounts)
	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$140	$12,441	$15,568

Denominator:

Denominator for basic earnings per share – weighted average shares	10,596	11,353	10,034

Effect of dilutive securities:
Restricted Stock Award Plan	38	68	80
Employee stock options	55	140	214
	93	208	294
Denominator for diluted earnings per share – adjusted weighted
weighted average shares and assumed conversions	10,689	11,561	10,328
Basic earnings per share	$0.01	$1.10	$1.55
Diluted earnings per share	$0.01	$1.08	$1.51
Anti-dilutive employee stock options	132	90	--

11.	Common Stock Transactions

Repurchase of Equity Securities

On January 24, 2007, the Company publicly announced that its Board of Directors authorized the repurchase of up to 2,000,000 shares of its outstanding Common Stock over a three-year period ending January 24, 2010. The Company may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by its Chairman of the Board or President. The Board had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares and the remaining balance of 264,000 shares was repurchased during the first quarter of 2007 at a total cost of approximately $4.3 million. During the year ended December 31, 2007, the Company repurchased a total of 834,099 shares of its Common Stock under the current authorization, at a total cost of approximately $13.1 million. The Company’s current repurchase authorization has 1,165,901 shares remaining.

Stock Offering

In August 2005, the Company completed a stock offering of 2,000,000 shares of common stock which generated net proceeds to the Company of approximately $47.3 million. The proceeds from the stock offering were used to retire long-term debt.

12.	Fair Value of Financial Instruments

At December 31, 2007 and 2006, the amount reported in the Company’s balance sheets for its Senior Credit Facility approximated its fair value.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against the Company entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter. On January 2, 2008, the Company filed an appeal of the verdict and the court’s order.

14.	Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2007 and 2006:

	(in thousands, except per share amounts)
	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Operating revenues	$112,451	$124,389	$122,743	$122,526
Operating expenses and costs	110,362	119,555	120,708	123,173
Operating income (loss)	2,089	4,834	2,035	(647)
Other expenses, net	1,230	1,428	1,250	1,244
Income (loss) before income taxes	859	3,406	785	(1,891)
Income tax expense (benefit)	779	1,786	769	(314)
Net income (loss)	$80	$1,620	$16	$(1,577)

Average shares outstanding (basic)	11,062	10,671	10,429	10,370
Basic earnings (loss) per share	$0.01	$0.15	$--	$(0.15)

Average shares outstanding (diluted)	11,188	10,780	10,535	10,370
Diluted earnings (loss) per share	$0.01	$0.15	$--	$(0.15)

Note - The above amounts have been previously reported in the Company’s quarterly reports on Form 10-Q. Certain line items in those quarterly reports may not total the corresponding amount reported in this Annual Report on Form 10-K due to rounding.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Quarterly Results of Operations (Unaudited) (continued)
	(in thousands, except per share amounts)
	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Operating revenues	$114,208	$121,941	$119,802	$109,667
Operating expenses and costs	106,989	112,745	112,322	107,159
Operating income	7,219	9,196	7,480	2,508
Other expenses, net	867	1,098	1,035	1,057
Income before income taxes	6,352	8,098	6,445	1,451
Income tax expense	2,904	3,739	3,030	232
Net income	$3,448	$4,359	$3,415	$1,219

Average shares outstanding (basic)	11,349	11,382	11,389	11,293
Basic earnings per share	$0.30	$0.38	$0.30	$0.11

Average shares outstanding (diluted)	11,643	11,583	11,558	11,456
Diluted earnings per share	$0.30	$0.38	$0.30	$0.11

Note - The above amounts have been previously reported in the Company’s quarterly reports on Form 10-Q. Certain line items in those quarterly reports may not total the corresponding amount reported in this Annual Report on Form 10-K due to rounding.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 14, 2006, we dismissed our independent auditors, Ernst & Young LLP, and on March 15, 2006, engaged Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2006. Each of these actions was approved by our Audit Committee. Information with respect to this matter was previously reported in our current report on Form 8-K filed March 17, 2006. There were no disagreements between us and our former auditors and no reportable events required to be disclosed in this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the CEO and the CFO, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2007. As stated below, Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their accompanying report.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

USA Truck, Inc.

We have audited USA Truck, Inc. (a Delaware Corporation) and subsidiary, collectively, the “Company’s”, internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established inInternal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USA Truck, Inc. and subsidiary, as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended and our report dated February 25, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 25, 2008

Item 9B.	OTHER INFORMATION
      There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2007.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Additional Information Regarding the Board of Directors—Biographical Information”, “Executive Officers” “Section 16(a) Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee,” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 7, 2008, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

Our Code of Business Conduct and Ethics (“Code of Ethics”) applicable to all directors, officers and employees, which sets forth the conduct and ethics expected of all affiliates and employees of the company, is available at our Internet address http://www.usa-truck.com, under the “Corporate Governance” tab of the “Investor Relations” page. Any amendment to, or waivers of, any provision of the Code of Ethics that apply to our principal executive, financial and accounting officers, or persons performing similar functions, will be posted at that same location on our website.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for the annual meeting of stockholders to be held on May 7, 2008, set forth certain information with respect to the compensation of management and directors and related matters and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 7, 2008, sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference.

See "Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” of this annual report on Form 10-K, which sets forth certain information with respect to our equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Director Independence” in our proxy statement for the annual meeting of stockholders to be held on May 7, 2008, set forth certain information with respect to relations of and transactions by management and the independence of our directors and nominees for election as directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 7, 2008, sets forth certain information with respect to the fees billed by our independent registered public accounting firm and the nature of services rendered for such fees for each of the two most recent fiscal years and with respect to our audit committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)		The following documents are filed as a part of this report:	Page
	1.	Financial statements.
		The following financial statements of the Company are included in Part II, Item 8 of this report:
		Consolidated Balance Sheets as of December 31, 2007 and 2006	34
		Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	35
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	36
		Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	37
		Notes to Consolidated Financial Statements	38

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

USA TRUCK, INC.

(Registrant)

By:	/s/ Clifton R. Beckham	By:	/s/ Darron R. Ming
	Clifton R. Beckham		Darron R. Ming
	President and Chief Executive Officer		Vice President, Finance, Chief Financial Officer and Treasurer

Date:	February 29, 2008	Date:	February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Powell
Robert M. Powell	Chairman of the Board and Director	February 29, 2008

/s/ Clifton R. Beckham
Clifton R. Beckham	President, Chief Executive Officer and Director	February 29, 2008

/s/ Darron R. Ming
Darron R. Ming	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 29, 2008

/s/ James B. Speed
James B. Speed	Director	February 29, 2008

/s/ Terry A. Elliott
Terry A. Elliott	Director	February 29, 2008

/s/ William H. Hanna
William H. Hanna	Director	February 29, 2008

/s/ Joe D. Powers
Joe D. Powers	Director	February 29, 2008

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	February 29, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit
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
3.03

Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

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

10.4*	2003 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).
10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).
10.6*	USA Truck, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company’s proxy statement filed with the Securities and Exchange Commission on March 19, 2004).
21	The Company has no significant subsidiaries.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory Plan
** Filed herewith