Form 10-K/A
period 2007-12-31
USA TRUCK INC
filed 2008-03-25
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of February 25, 2008 is 10,236,560.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders	Part III
in connection with 2008 Annual Meeting

USA TRUCK, INC.

TABLE OF CONTENTS

Item No.	Caption	Page
	PART I
	Explanatory Note	2
1	Business	2
	Signatures	11
	Exhibit Index	12

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of USA Truck, Inc. (the “Company”) for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 3, 2008 (the “Original Filing”). This Amendment is being filed solely for the limited purpose of amending “Item 1. Business” of the Original Filing to properly identify the size of the market in which the Company currently competes as set forth in the “Industry and Competition” section.

As a result of this Amendment, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

This Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and, accordingly, this Amendment should be read in conjunction with the Original Filing.

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

Our model, which is primarily medium length of haul, has produced industry-leading operating margins when freight demand is plentiful, but it has conversely struggled when freight demand is scarce.  Our basic model is unchanged.  A significant majority of our revenue is still derived from medium length of haul trucking, thus we cannot expect to meet our objective unless we make some changes to our business model. We have begun to make significant changes to our business model as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Executive Overview.”

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

Operating Objectives

         Our operating strategy includes the following important elements:

•

Provide superior service to shippers.  Our principal competitive strength is our ability and commitment to consistently provide superior service. Although price is a primary concern to all shippers, many of our customers are high-volume shippers that require a flexible and dependable source of motor carrier service. These customers often have specific requirements, including pick-up or delivery within narrow time windows or real-time information about shipment status. Our strategy is to provide a premium service to meet these needs and to charge competitive rates for that service. Key elements of our premium service include the following:

•	We are committed to consistent on-time performance.

•	We provide dispatching and maintenance services twenty-four hours a day, seven days a week.

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

We operate primarily in the highly fragmented for-hire truckload segment of the market. The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market. This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year. Measured by annual revenue, the 47 largest truckload carriers accounted for approximately $31.2 billion, or approximately 10%, of the truckload market in 2006. We were ranked number 20 of the largest truckload carriers based on total revenue for 2006, according to Transport Topics. The industry continues to undergo consolidation. In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ Clifton R. Beckham	By:	/s/ Darron R. Ming
	Clifton R. Beckham		Darron R. Ming
	President and Chief Executive Officer		Vice President, Finance, Chief Financial Officer and Treasurer

Date:	March 25, 2008	Date:	March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Powell
Robert M. Powell	Chairman of the Board and Director	March 25, 2008

/s/ Clifton R. Beckham
Clifton R. Beckham	President, Chief Executive Officer and Director	March 25, 2008

/s/ Darron R. Ming
Darron R. Ming	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 25, 2008

/s/ James B. Speed
James B. Speed	Director	March 25, 2008

/s/ Terry A. Elliott
Terry A. Elliott	Director	March 25, 2008

/s/ William H. Hanna
William H. Hanna	Director	March 25, 2008

/s/ Joe D. Powers
Joe D. Powers	Director	March 25, 2008

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	March 25, 2008

EXHIBIT INDEX

The following is a list of Exhibits filed as a part of this Amendment.

Exhibit Number	Exhibit
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith