Form 10-Q
period 2008-03-31
USA TRUCK INC
filed 2008-05-02
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer _____	Accelerated Filer X	Non-Accelerated Filer _____	Smaller Reporting Company_____
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes __ No	X

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of April 30, 2008 is 10,215,464.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	March 31,	December 31,
	2008	2007 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$9,013	$8,014
Accounts receivable:
Trade, less allowances of $126 in 2008 and $81 in 2007	45,056	44,563
Other	4,483	2,187
Inventories	1,272	1,172
Deferred income taxes	3,674	5,420
Prepaid expenses	7,077	4,451
Total current assets	70,575	65,807

Property and equipment:
Land and structures	36,369	35,382
Revenue equipment	351,446	338,036
Service, office and other equipment	20,529	18,448
	408,344	391,866
Accumulated depreciation and amortization	(128,335)	(125,090)
	280,009	266,776
Other assets	355	355
Total assets	$350,939	$332,938

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$12,591	$11,785
Trade accounts payable	12,149	7,429
Current portion of insurance and claims accruals	9,997	11,965
Accrued expenses	11,281	9,572
Current maturities of capital leases	25,463	24,412
Note payable	1,032	1,538
Total current liabilities	72,513	66,701

Long-term debt and capital leases, less current maturities of capital leases	86,891	70,212
Deferred income taxes	45,866	48,024
Insurance and claims accruals, less current portion	4,240	4,810

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,566,364 shares in 2008 and 11,560,160 shares in 2007	116	116
Additional paid-in capital	63,671	63,487
Retained earnings	99,614	101,560
Less treasury stock, at cost (1,352,500 shares in 2008 and 2007)	(21,972)	(21,972)
Total stockholders’ equity	141,429	143,191
Total liabilities and stockholders’ equity	$350,939	$332,938

(1) The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)
	Three Months Ended
	March 31,
	2008	2007

Revenue:
Trucking revenue	$93,641	$92,438
Strategic Capacity Solutions revenue	3,508	2,035
Base revenue	97,149	94,473
Fuel surcharge revenue	30,089	17,978
Total revenue	127,238	112,451

Operating expenses and costs:
Salaries, wages and employee benefits	40,481	40,751
Fuel and fuel taxes	46,678	33,249
Depreciation and amortization	12,248	11,889
Insurance and claims	7,512	7,327
Operations and maintenance	7,098	5,873
Purchased transportation	7,840	3,770
Operating taxes and licenses	1,603	1,619
Communications and utilities	1,055	952
Gain on disposal of revenue equipment, net	--	(371)
Other	4,132	5,303
Total operating expenses and costs	128,647	110,362
Operating (loss) income	(1,409)	2,089
Other expenses (income):
Interest expense	1,196	1,151
Other, net	(27)	79
Total other expenses, net	1,169	1,230
(Loss) income before income taxes	(2,578)	859
Income tax (benefit) expense	(632)	779

Net (loss) income	$(1,946)	$80

Per share information:
Average shares outstanding (Basic)	10,211	11,062
Basic (loss) earnings per share	$(0.19)	$0.01

Average shares outstanding (Diluted)	10,211	11,130
Diluted (loss) earnings per share	$(0.19)	$0.01

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2007	11,560	$116	$63,487	$101,560	$(21,972)	$143,191
Exercise of stock options	6	--	59	--	--	59
Tax benefit on exercise of stock options	--	--	19	--	--	19
Stock-based compensation	--	--	106	--	--	106
Net loss for 2008	--	--	--	(1,946)	--	(1,946)
Balance at March 31, 2008	11,566	$116	$63,671	$99,614	$(21,972)	$141,429

            See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net (loss) income	$(1,946)	$80
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,248	11,889
Provision for doubtful accounts	52	(11)
Deferred income taxes (benefit) expense	(412)	746
Excess tax benefit from exercise of stock options	(19)	(39)
Write off of tax asset on exercise of stock options	--	51
Stock-based compensation	106	151
Gain on disposal of property and equipment	--	(371)
Changes in operating assets and liabilities:
Accounts receivable	(2,841)	(5,394)
Inventories and prepaid expenses	(2,726)	(907)
Trade accounts payable and accrued expenses	6,448	5,737
Insurance and claims accruals	(2,538)	649
Net cash provided by operating activities	8,372	12,581

Investing activities
Purchases of property and equipment	(24,039)	(15,192)
Proceeds from sale of property and equipment	5,768	8,557
Change in other assets	--	(170)
Net cash used in investing activities	(18,271)	(6,805)

Financing activities
Borrowings under long-term debt	44,927	46,508
Principal payments on long-term debt	(26,821)	(38,240)
Principal payments on capitalized lease obligations	(7,586)	(7,010)
Principal payments on note payable	(506)	(588)
Net increase (decrease) in bank drafts payable	806	(737)
Payments to repurchase Common Stock	--	(7,927)
Proceeds from stock options	59	360
Excess tax benefit (charge) from exercise of stock options, net	19	(12)
Net cash provided by (used in) financing activities	10,898	(7,646)

Increase (decrease) in cash and cash equivalents	999	(1,870)
Cash and cash equivalents:
Beginning of period	8,014	7,132
End of period	$9,013	$5,262

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,178	$1,161
Income taxes	10	--
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	7,211	--

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon. Base revenue in the consolidated statements of income represents revenue excluding this fuel surcharge revenue.

NOTE B – REVENUE RECOGNITION

Revenue generated by our Trucking operating segment is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5 issued by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”). Expenses are recognized as incurred.

Revenue generated by our Strategic Capacity Solutions operating segment (formerly referred to as our USA Logistics segment) is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor.

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 975,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this Plan for less than the fair market value of the Common Stock as defined in the Plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under the Plan generally vest ratably over five years. The option price under this Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of March 31, 2008. At March 31, 2008, 604,300 shares were available for granting future options or other equity awards under this Plan.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated to reflect stock-based compensation costs that would have been recognized in the financial statements with respect to outstanding options if we had applied SFAS 123(R) in those prior periods. Compensation cost recognized in the first three months of 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three month period ended March 31, 2008, we recognized approximately $72,000 and approximately $6,000 in compensation expense related to incentive and nonqualified stock options granted under our plans, respectively.

The table below sets forth the assumptions used to value stock options granted during the years indicated. No options were granted during the quarter ended March 31, 2008.

	2008	2007
Dividend yield	--	0%
Expected volatility	--	38.7% - 49.9%
Risk-free interest rate	--	4.2% - 5.0%
Expected life	--	3 to 9 years

Expected volatility is a measure of the expected fluctuation in our share price. We use the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to determine the potential for our share price to increase over the expected life of the option. Expected life represents the length of time we anticipate the options to be outstanding before being exercised. Based on historical experience, that time period is best represented by the option’s contractual life. The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options. In addition to the above, we also include a factor for anticipated forfeitures, which represents the number of shares under options expected to be forfeited over the expected life of the options.

At March 31, 2008, we had 280,050 outstanding stock options with a weighted average exercise price of $15.84, and there were 97,150 vested options. The weighted average remaining contractual life of the exercisable options was approximately 0.6 year.

Information related to option activity for the three months ended March 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2008	298,450	$15.61
Granted	--	--
Exercised	(6,700)	9.88		$23,652
Cancelled/forfeited/expired	(11,700)	13.28
Outstanding at March 31, 2008	280,050	15.84	2.4	179,764
Exercisable at March 31, 2008 (2)	97,150	$14.02	0.6	$90,458

(1)

The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on March 31, 2008 (the last trading day of the quarter) was $12.91. The intrinsic value of exercised stock options is determined based on the amount by which the closing market price on the date of exercise exceeds the exercise price of the option.

(2)	The fair value of options exercisable at March 31, 2008 was approximately $0.4 million.

Information related to the weighted average fair value of stock option activity for the three months ended March 31, 2008 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2007	188,000	$6.90
Granted	--	--
Forfeited	(2,100)	6.17
Vested	(3,000)	6.46
Nonvested options – March 31, 2008	182,900	6.91

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of March 31, 2008 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.47	115,200	1.5	55,300
12.10	9,600	0.8	9,600
12.62	10,000	0.6	5,000
12.66	12,800	1.8	6,400
14.50	2,400	6.5	--
15.83	5,000	6.4	--
16.08	4,500	1.3	2,250
17.06	41,000	4.3	--
22.54	69,800	3.1	15,600
22.93	6,000	1.6	1,500
30.22	3,750	2.8	1,500
	280,050	2.4	97,150

The 2003 Restricted Stock Award Plan allows us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which have been awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of performance goals set by the Board of Directors based on criteria set forth in the Plan. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested forfeited shares will be reversed. The performance goal for 2007 was not met. As a result, no compensation expense was recognized for the 19,000 shares that were to have vested on March 1, 2008, based on 2007 performance. The shares remained outstanding until their scheduled vesting date of March 1, 2008, at which time their forfeiture became effective. For financial statement purposes, the forfeited shares were deemed to have been forfeited on December 31, 2007, the date on which it was determined that the achievement of the performance goal was not met. As a result, such shares have been recorded as treasury stock and are not reflected as nonvested shares in the table below as of December 31, 2007. In addition, no compensation expense was recognized for the 5,000 shares that were forfeited in November 2007 due to the termination of the employment of an officer of the Company which were to have vested on March 1, 2008. Those shares were also recorded as treasury stock upon forfeiture.

In accordance with SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. Based on the above, for the three months ended March 31, 2008 and 2007, the compensation expense related to our restricted stock awards was $0.03 million and $0.08 million, respectively.

Information related to the 2003 Restricted Stock Award Plan for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2007	22,000	$20.37
Granted	--	--
Forfeited	--	--
Vested	--	--
Nonvested shares – March 31, 2008	22,000	20.37

As of March 31, 2008, we had approximately $0.5 million and $0.4 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.4 years for stock options and 1.5 years for restricted stock.

NOTE D – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the three months ended March 31, 2008, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

NOTE E – SEGMENT REPORTING

We classify our service offerings, which we previously referred to as “divisions,” into two operating segments, Trucking and Strategic Capacity Solutions. These two operating segments are aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Trucking consists primarily of our General Freight and Dedicated Freight service offerings, which provide truckload freight services. The results of our regional freight operations, which we previously reported as a separate division, are now included as part of the results of our General Freight service offering. We previously referred to our freight brokerage operations as our “Strategic Capacity Solutions” division and the operating segment of which that division is a part as “USA Logistics”. We now use “Strategic Capacity Solutions” to refer to that operating segment, which now consists primarily of our Freight Brokerage and Third Party Logistics service offerings. In addition, during December 2007, we began offering rail intermodal services. The operating segment into which our rail intermodal service offerings are classified depends on whether or not Company equipment is used in providing the service. If Company equipment is used, those results are included in our Trucking operating segment. If Company equipment is not used, those results are included in our Strategic Capacity Solutions operating segment. For the quarter ended March 31, 2008, rail intermodal service offerings generated approximately 0.3% of total base revenue.

Our decision to aggregate our two operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of our service offerings and our centralized internal management structure. Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics include, for example, revenue per mile and miles per tractor per week. While the operations of our Strategic Capacity Solutions service offerings do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries. The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. The three service offerings within the Strategic Capacity Solutions operating segment are intended to provide services complementary to our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings. Our Strategic Capacity Solutions operating segment represents a relatively minor part of our business, generating approximately 3.6% of our total base revenue for the three months ended March 31, 2008 and less than 4.0% of total base revenue in each of the last two fiscal years.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), discussed below. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value that are among the many accounting pronouncements that require fair value measurements and the limited guidance for applying those definitions in GAAP. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE G - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	March 31,	December 31,
	2008	2007
Salaries, wages, bonuses and employee benefits	$4,860	$3,869
Other (1)	6,421	5,703
Total accrued expenses	$11,281	$9,572

(1)	As of March 31, 2008 and December 31, 2007, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE H - NOTE PAYABLE

At March 31, 2008 and December 31, 2007, we had an unsecured note payable of $1.0 million and $1.5 million, respectively, payable in monthly installments of principal and interest of approximately $174,600 that matures on September 1, 2008, bearing interest at 5.3%. This note payable was used to finance a portion of the Company’s annual insurance premiums.

NOTE I – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	March 31,	December 31,
	2008	2007
Revolving credit agreement (1)	$61,200	$43,093
Capitalized lease obligations (2)	51,154	51,531
	112,354	94,624
Less current maturities of capital leases	25,463	24,412
Long-term debt and capital leases, less current maturities of capital leases	$86,891	$70,212

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At March 31, 2008, we had approximately $32.6 million available under the Facility. The Facility matures on September 1, 2010. The Facility can also be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at March 31, 2008 was 5.2%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At March 31, 2008, the rate was 0.2% per annum. The Facility is collateralized by revenue equipment having a net book value of $189.0 million at March 31, 2008, and all trade and other accounts receivable. We had outstanding letters of credit of approximately $6.2 million at March 31, 2008. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $131.3 million at March 31, 2008. We were in compliance with these covenants at March 31, 2008. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

(2)

Our capitalized lease obligations have various termination dates extending through September 2011 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 2.9% to 5.0% at March 31, 2008. The lease agreements require us to pay property taxes, maintenance and operating expenses.

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

As of March 31, 2008, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $67.9 million for the remainder of 2008. In addition, we had purchase obligations of approximately $1.0 million related to software and facility expansions contracted for the remainder of 2008.

NOTE K – INCOME TAXES

During the quarters ended March 31, 2008 and 2007, our effective tax rates were 24.5% and 90.7%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate varies in relation to the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We adopted the provisions of FIN 48 on January 1, 2007 and have analyzed filing positions in our federal tax returns as well as in all open tax years. The only periods subject to examination for our federal returns are the 2005, 2006 and 2007 tax years. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2007, we had no unrecognized tax benefits and we have not recorded any through March 31, 2008. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE L – EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average number of shares of Common Stock outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net (loss) income	$(1,946)	$80

Denominator:

Denominator for basic earnings per share – weighted average shares	10,211	11,062

Effect of dilutive securities:
Employee stock options (1)	--	68
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	10,211	11,130
Basic (loss) earnings per share	$(0.19)	$0.01
Diluted (loss) earnings per share	$(0.19)	$0.01
Anti-dilutive employee stock options	132	88

(1) The assumed exercise of employee stock options would have an antidilutive effect and therefore has been excluded from this computation of diluted earnings per share for the three months ended March 31, 2008.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 million during the quarter ended March 31, 2008.  On January 2, 2008, the Company filed an appeal of the verdict and the court’s order.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements and information that are based on our current beliefs and expectations and assumptions we have made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and may be identified by words such as “will,” “could,” “should,” “may,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “project” and similar expressions. These statements are based on current expectations and are subject to uncertainty and change. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will be realized. If one or more of the risks or uncertainties underlying such expectations materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected. Among other things, we cannot assure you that we will be able to continue the recent positive trends identified in this report under the heading “Management’s Discussion and Analysis of Financial Condition

and Results of Operations,” such as the improvement in our empty mile factor and driver turnover. Among the key factors that are not within our control and that have a direct bearing on operating results are increases in fuel prices, adverse weather conditions, increased regulatory burdens and the impact of increased rate competition. Our results have also been, and will continue to be, significantly affected by fluctuations in general economic conditions, as our tractor utilization is directly related to business levels of customers in a variety of industries. In addition, shortages of qualified drivers and intense or increased competition for drivers have adversely impacted our operating results and our ability to grow and will continue to do so. Results for any specific period could also be affected by various unforeseen events, such as unusual levels of equipment failure or vehicle accident claims. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Risk Factors” in Item 1A of that report, and updates, if any, to that information are included in Item 1A in Part II of this report.

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

Our Business – a general description of our business, the organization of our operations and the service offerings that comprise our operations.

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

Our Business

We operate in the for-hire truckload segment of the trucking industry. Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery. We have various service offerings, which we combine into two operating segments, through which we provide transportation services. We aggregate the financial data for these operating segments into one reportable segment for purposes of our public reporting.

The service offerings, which we previously designated as operating divisions, are classified into the Trucking operating segment and Strategic Capacity Solutions operating segment. Our Trucking operating segment includes those transportation services in which we use Company-owned tractors and owner-operator tractors. Our Strategic Capacity Solutions operating segment, which we previously referred to as USA Logistics, consists of services such as freight brokerage, transportation scheduling, routing and mode selection, which typically do not involve the use of Company-owned and owner-operator equipment. Both Trucking and Strategic Capacity Solutions have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

Substantially all of our base revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers. For the three months ended March 31, 2008 and 2007, Trucking base revenue represented 96.4% and 97.8% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions.

We generally charge customers for our services on a per-mile basis. Currently, our most challenging costs include recruiting, retaining and compensating qualified drivers, insurance and claims, fuel and capital equipment costs.

Trucking. Trucking includes the following two primary service offerings provided to our customers:

•

General Freight. Our General Freight service offering provides truckload freight services as a short- to medium-haul common carrier. We have provided General Freight services since our inception and we derive the largest portion of our revenues from these services. Beginning with this quarter, we now include our regional freight operations as part of our General Freight service offering for reporting purposes. Regional freight refers to truckload freight services that involve a length of haul of approximately 500 miles.

•

Dedicated Freight. Our Dedicated Freight service offering is a variation of our General Freight service, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our Dedicated Freight service offering also aids in driver recruitment and retention.

Strategic Capacity Solutions. Strategic Capacity Solutions includes the following two primary service offerings provided to our customers:

•	Freight Brokerage. Our Freight Brokerage service offering matches customer shipments with available equipment of other carriers when it is not feasible to use our own equipment.
•

Third Party Logistics. Our Third Party Logistics service offering provides a variety of freight handling services for our customers, including arranging for the transportation of freight, scheduling, routing and mode selection.

Our Strategic Capacity Solutions service offerings provide complementary services to Trucking. We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings.

During December 2007, we also began offering rail intermodal services. Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight remaining in a trailer or special container throughout the trip. Our rail intermodal service offerings involve transporting, or arranging the transportation of, freight on trucks to a third party who uses a different mode of transportation, specifically rail, to complete the other portion of the shipment. The operating segment into which our rail intermodal service offerings are classified depends on whether or not Company equipment is used in providing the service. If Company equipment is used, those results are included in our Trucking operating segment. If Company equipment is not used, those results are included in our Strategic Capacity Solutions operating segment. For the quarter ended March 31, 2008, rail intermodal service offerings generated approximately 0.3% of total base revenue.

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

Revenue generated by Strategic Capacity Solutions is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor.

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

•

Stock option valuation. The assumptions used to value stock options are dividend yield, expected volatility, risk-free interest rate, expected life and anticipated forfeitures. As we do not pay any dividends on our Common Stock, the dividend yield is zero. Expected volatility represents the measure used to project the expected fluctuation in our share price. We use the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to determine the potential for our share price to increase over the expected life of the option. The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options. Expected life represents the length of time we anticipate the options to be outstanding before being exercised. Based on historical experience, that time period is best represented by the option’s contractual life. Anticipated forfeitures represent the number of shares under options we expect to be forfeited over the expected life of the options.

•

Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of income. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable. We have not recorded a valuation allowance at March 31, 2008, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the quarter ended March 31, 2008, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of income.

We periodically reevaluate these policies as circumstances dictate. Together these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Executive Overview

The following executive overview is presented comparing the financial results for the three months ended March 31, 2008 to the three months ended March 31, 2007, except as otherwise stated.

This quarter was characterized primarily by sluggish freight demand, industry-wide tractor overcapacity and rising fuel prices; all of which adversely impacted our earnings.

The rapid rise in diesel fuel costs during the quarter negatively impacted earnings by $0.13 per share due to a 43.0% increase in our diesel fuel cost per gallon. Higher maintenance costs resulted primarily from an increase in the average age of our fleet and winter weather and negatively impacted earnings by $0.06 per share as operations and maintenance expense increased 1.1 percentage points of base revenue.

Base Trucking revenue per tractor per week remained essentially unchanged despite the sluggish demand and tractor overcapacity, primarily because of a one percentage point improvement in empty miles.

We reduced our average Company-owned tractor fleet by 2.1% and reduced our driver turnover by 12.5 percentage points, both of which helped us decrease driver recruiting and training costs. The reduction in Company-owned tractors was offset by a corresponding 230.4% increase in our average owner-operator fleet, and those 53 additional owner operators coupled with significant growth in revenue generated from other services that typically do not involve the use of our equipment, positively impacted our wage, fuel and depreciation expense line items. However, the increase in revenue from service offerings not typically requiring the use of our equipment resulted in a corresponding increase in purchased transportation expense.

While cost discipline remains a priority, we are implementing a number of new internal initiatives as well as refocusing our efforts on existing initiatives to boost the velocity of freight flowing through our network, to diversify our service offerings and to address the root causes of our high insurance and claims expenses. In conjunction with those efforts to improve the efficiency of our operations, we are also making investments to improve the efficiency of our technological and human resources functions. Some of the results are as follows:

•	Base revenue in our freight brokerage service grew 85.8% to $3.2 million compared to the first quarter of 2007 (our goal is 100% year-over-year growth in 2008);
•	Base revenue in our rail intermodal service grew from zero to $0.3 million (our goal is $2.0 million for the full year 2008);
•	We redeployed 39 tractors from our General Freight operations into Dedicated Freight applications during the quarter (our goal is to redeploy 100 tractors by year-end 2008); and

•	We grew our owner-operator fleet by 22 tractors since December 2007 to 80 (our goal is 120 by year-end 2008).

We have taken steps to preserve cash during this downturn to protect a strong balance sheet that reflects $9.0 million in cash and a 41.0% total debt, less cash, to total capitalization ratio.

Our progress toward better operating margins has been limited by short-term demands posed by the first quarter’s difficult operating environment (such as the need to more closely manage cash flow, fuel consumption and maintenance costs).

Note Regarding Presentation

By agreement with our customers, and consistent with industry practice, we add a graduated surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have used base revenue, which excludes the fuel surcharge revenue, and instead taken the fuel surcharge as a credit against the fuel and fuel taxes (for the portion of fuel surcharge related to our Trucking operating segment) and purchased transportation (for the portion of fuel surcharge related to our Strategic Capacity Solutions operating segment) line items in the table setting forth the percentage relationship of certain items to base revenue below.

We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Data regarding both total revenue, which includes the fuel surcharge, and base revenue, which excludes the fuel surcharge, is included in the Consolidated Statements of Income included in this report.

Base revenues from our Strategic Capacity Solutions operating segment, consisting primarily of base revenues from our Freight Brokerage and Third Party Logistics service offerings, have fluctuated in recent periods. These services do not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue. Since changes in Freight Brokerage and Third Party Logistics revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below. Base revenues from our Strategic Capacity Solutions operating segment increased approximately 72.4% in the first quarter of 2008 compared to the same quarter of 2007.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Income and accompanying notes.

	Three Months Ended
	March 31,
	2008	2007
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	41.7	43.1
Fuel and fuel taxes (1)	18.0	16.5
Depreciation and amortization	12.5	12.6
Insurance and claims	7.8	7.8
Operations and maintenance	7.3	6.2
Purchased transportation	7.2	3.7
Operating taxes and licenses	1.6	1.7
Communications and utilities	1.1	1.0
Gain on disposal of revenue equipment, net	--	(0.4)
Other	4.3	5.6
Total operating expenses and costs	101.5	97.8
Operating (loss) income	(1.5)	2.2
Other expenses:
Interest expense	1.2	1.2
Other, net	--	0.1
Total other expenses, net	1.2	1.3
(Loss) income before income taxes	(2.7)	0.9
Income tax (benefit) expense	(0.7)	0.8
Net (loss) income	(2.0)%	0.1%

(1) Net of fuel surcharge revenue.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Results of Operations – Combined Services

Our base revenue increased 2.8% from $94.5 million to $97.1 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections, below.

Net loss for all divisions was $1.9 million as compared to a net income of $0.08 million, or 0.1% of base revenue in 2007.

Overall, our operating ratio increased by 3.7 percentage points of base revenue to 101.5% as a result of the following factors:

•

Salaries, wages and employee benefits decreased 1.4 percentage points of base revenue primarily due to a decrease in the relative proportion of our driver population represented by Company-employed drivers and a corresponding increase in our owner-operator fleet from 23 to 76 tractors, or 230.4%.

•

Fuel and fuel taxes increased 1.5 percentage points of base revenue primarily due to a 13.9% increase in net fuel price per gallon (fuel price per gallon minus fuel surcharge recovery) and a 0.8% decrease in miles per gallon. These factors were offset by an improvement of 0.8% in out-of-route miles and the above-mentioned increase in our owner-operator fleet.

•

Operations and maintenance increased by 1.1 percentage points of base revenue primarily due to a 21.3% increase in fleet maintenance costs. The increase in fleet maintenance costs was caused partially by the increase in the average age of our tractors from 20.8 months in 2007 to 24.8 months in 2008 and of our trailers from 36.8 months in 2007 to 43.8 months in 2008.

•

Purchased transportation increased by 3.5 percentage points of base revenue due to the increase in the average size of our owner-operator fleet from 23 in 2007 to 76 in 2008, growth in total revenue, which includes fuel surcharge, from our Mexican cross-border business from $7.5 million in 2007 to $13.8 million in 2008 and growth in Freight Brokerage base revenue from $1.7 million in 2007 to $3.2 million in 2008.

•

Other operating expenses decreased by 1.3 percentage points of base revenue primarily due to a decrease in driver recruiting costs of 37.5%. This decrease resulted from a combination of a more accommodating market for hiring drivers and our 12.5 percentage point reduction in driver turnover to its lowest level in six years.

•

Our effective tax rate decreased from 90.7% in 2007 to 24.5% in 2008. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Because per diem payments cause a portion of a driver’s pay to be nondeductible, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Trucking Operations Three Months Ended March 31,
	2008	2007
Total miles (in thousands) (1)	73,980	73,500
Empty mile factor	11.1%	12.1%
Average number of tractors	2,558	2,558
Average miles per tractor per period	28,921	28,733
Average miles per tractor per week	2,225	2,235
Average miles per trip (2)	733	790
Base Trucking revenue per tractor per week	$2,816	$2,811
Number of tractors at end of period	2,566	2,577

(1)	Total miles include both loaded and empty miles.

(2)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Base Revenue

Base revenue from Trucking grew by 1.3% to $93.6 million. The increase was primarily the result of several factors:

•	The empty mile factor decreased one percentage point to 11.1% in 2008 from 12.1% in 2007.
•	An additional work day due to leap year.
•	The addition of rail intermodal service offerings.

Overall, the average size of our Trucking segment’s tractor fleet remained unchanged. We reduced the average size of the Company-owned tractor fleet by 2.1% to 2,482 tractors and grew our average owner-operator fleet by 230.4% to 76 tractors.

Results of Operations – Strategic Capacity Solutions

Base revenue from Strategic Capacity Solutions increased by 72.4% to $3.5 million primarily as a result of an 85.8% increase in our Freight Brokerage base revenue. Our Third Party Logistics service offering saw a 40.6% decrease in base revenue. Base revenue from the portion of our rail intermodal service offerings that is classified into our Strategic Capacity Solutions operating segment grew from zero to $0.1 million.

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

Inflation

Most of our operating expenses are inflation sensitive, and we have not always been able to offset inflation-driven cost increases through increases in our revenue per mile and our cost control efforts. The effect of inflation-driven cost increases on our overall operating costs is not expected to be greater for us than for our competitors.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into operating leases relating to facilities and office equipment that are not reflected in our balance sheet.

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Amended and Restated Senior Credit Facility and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. At March 31, 2008, we had approximately $32.6 million available under our Facility and $62.5 million of availability for new capital leases under existing lease facilities, $7.2 million of which was funded on April 15, 2008. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Cash Flows
	(in thousands)
	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$8,372	$12,581
Net cash used in investing activities	(18,271)	(6,805)
Net cash provided by (used in) financing activities	10,898	(7,646)

Cash provided by operations decreased $4.2 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The change was primarily due to a $2.0 million decrease in net income, a larger increase in receivables and a smaller increase in deferred taxes and trade accounts payable during the first three months of 2008 than in the first three months of 2007.

Cash used in investing activities increased $11.5 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to an increase in our net expenditures for revenue equipment.

Cash provided by financing activities was $10.9 million for the three months ended March 31, 2008 as compared to cash used by financing activities of $7.6 million for the three months ended March 31, 2007. This $18.5 million difference resulted primarily from a reduction of $7.9 million in the amount used for repurchases of Common Stock, a $9.8 million increase in net borrowings on our credit facility, and a $1.5 million increase in outstanding bank drafts payable, partially offset by a $0.5 million increase in payments on capitalized lease obligations.

Debt

On September 1, 2005, we entered into an Amended and Restated Senior Credit Facility. The Facility provides a maximum borrowing amount of $100.0 million, subject to a borrowing base calculation, it includes a sublimit of up to $25.0 million for letters of credit, and it matures on September 1, 2010.

The Facility is collateralized by revenue equipment having a net book value of approximately $189.0 million at March 31, 2008, and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At March 31, 2008, $61.2 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the three months ended March 31, 2008, the effective interest rate was 5.2%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At March 31, 2008, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios and to maintain a minimum tangible net worth of approximately $131.3 million at March 31, 2008. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of March 31, 2008, we were in compliance with the covenants.

Certain leases contain cross-default provisions with other financing agreements, including the Senior Credit Facility, of the Company.

Equity

At March 31, 2008, we had stockholders’ equity of $141.4 million and total debt including current maturities of $113.4 million, resulting in a total debt, less cash, to total capitalization ratio of 41.0% compared to 36.8% at December 31, 2007.

Purchases and Commitments

As of March 31, 2008, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $53.7 million for the remainder of 2008, approximately $43.6 million of which relates to revenue equipment acquisitions. To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $10.1 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the three months ended March 31, 2008, we made $25.5 million of net capital expenditures, including $23.4 million for revenue equipment purchases and $2.1 million for facility expansions and other expenditures. The following table represents our outstanding contractual obligations at March 31, 2008, excluding letters of credit:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$61,200	$--	$61,200	$--	$--
Capital lease obligations (2)	54,295	27,100	20,850	6,345	--
Purchase obligations (3)	68,946	68,946	--	--	--
Rental obligations	1,692	746	538	71	337
Total	$186,133	$96,792	$82,588	$6,416	$337

(1)	Long-term debt obligations, excluding letters of credit in the amount of $6.2 million, consist of our Amended and Restated Senior Credit Facility, which matures on September 1, 2010.
(2)	Includes interest payments not included in the balance sheet.
(3)

Purchase obligations include commitments to purchase $67.9 million of revenue equipment of which commitments for $47.4 million are cancelable by us upon advance written notice provided 75 days prior to the scheduled delivery date of the equipment.

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

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At March 31, 2008, we had $67.4 million outstanding pursuant to our Facility including letters of credit of $6.2 million. Assuming the outstanding balance at March 31, 2008 were to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.6 million.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August, the jury returned an unfavorable verdict in this contract dispute. The jury held that we breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 million during the quarter ended March 31, 2008.  On January 2, 2008, we filed an appeal of the verdict and the court’s order.

ITEM 1A.	RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Risk Factors” in Item 1A of that report. There were no material changes in these risks during the three months ended March 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the three months ended March 31, 2008, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the first quarter of 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2008	--	$--	--	1,165,901
February 1 – February 29, 2008	--	--	--	1,165,901
March 1 – March 31, 2008	--	--	--	1,165,901
Total	--	$--	--	1,165,901

We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors.

24

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

USA Truck, Inc.
(Registrant)

Date:	May 2, 2008	By:	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
President and Chief Executive Officer

Date:	May 2, 2008	By:	/s/ DARRON R. MING
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