Form 10-Q
period 2008-06-30
USA TRUCK INC
filed 2008-08-01
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of July 29, 2008 is 10,422,539.

USA TRUCK, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	June 30,	December 31,
	2008	2007 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$4,294	$8,014
Accounts receivable:
Trade, less allowances of $181 in 2008 and $81 in 2007	53,583	44,563
Other	1,657	2,187
Inventories	1,368	1,172
Deferred income taxes	4,693	5,420
Prepaid expenses	5,378	4,451
Total current assets	70,973	65,807

Property and equipment:
Land and structures	36,387	35,382
Revenue equipment	358,000	338,036
Service, office and other equipment	22,254	18,448
	416,641	391,866
Accumulated depreciation and amortization	(126,007)	(125,090)
	290,634	266,776
Other assets	353	355
Total assets	$361,960	$332,938

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$10,283	$11,785
Trade accounts payable	11,434	7,429
Current portion of insurance and claims accruals	9,990	11,965
Accrued expenses	11,943	9,572
Current maturities of long-term debt and capital leases	19,759	24,412
Note payable	519	1,538
Total current liabilities	63,928	66,701

Long-term debt and capital leases, less current maturities	100,784	70,212
Deferred income taxes	48,573	48,024
Insurance and claims accruals, less current portion	4,920	4,810

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,575,039 shares in 2008 and 11,560,160 shares in 2007	116	116
Additional paid-in capital	63,862	63,487
Retained earnings	101,749	101,560
Less treasury stock, at cost (1,352,500 shares in 2008 and 2007)	(21,972)	(21,972)
Total stockholders’ equity	143,755	143,191
Total liabilities and stockholders’ equity	$361,960	$332,938

(1)The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue:
Trucking revenue	$99,373	$99,000	$193,015	$191,438
Strategic Capacity Solutions revenue	4,465	2,687	7,973	4,722
Base revenue	103,838	101,687	200,988	196,160
Fuel surcharge revenue	42,289	22,702	72,377	40,680
Total revenue	146,127	124,389	273,365	236,840

Operating expenses and costs:
Salaries, wages and employee benefits	40,846	41,570	81,326	82,321
Fuel and fuel taxes	56,863	37,997	103,542	71,247
Depreciation and amortization	12,513	12,218	24,762	24,108
Purchased transportation	9,825	4,856	17,665	8,625
Insurance and claims	7,561	8,880	15,073	16,207
Operations and maintenance	6,543	6,676	13,642	12,548
Operating taxes and licenses	1,630	1,626	3,233	3,246
Communications and utilities	1,018	939	2,073	1,891
(Gain) loss on disposal of revenue equipment, net	(30)	57	(30)	(314)
Other	4,248	4,736	8,379	10,039
Total operating expenses and costs	141,017	119,555	269,665	229,918
Operating income	5,110	4,834	3,700	6,922
Other expenses (income):
Interest expense	1,148	1,450	2,343	2,601
Other, net	(90)	(22)	(117)	57
Total other expenses, net	1,058	1,428	2,226	2,658
Income before income taxes	4,052	3,406	1,474	4,264
Income tax expense	1,917	1,786	1,285	2,564

Net income	$2,135	$1,620	$189	$1,700

Per share information:
Average shares outstanding (Basic)	10,220	10,671	10,215	10,821
Basic earnings per share	$0.21	$0.15	$0.02	$0.16

Average shares outstanding (Diluted)	10,227	10,734	10,225	10,887
Diluted earnings per share	$0.21	$0.15	$0.02	$0.16

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2007	11,560	$116	$63,487	$101,560	$(21,972)	$143,191
Exercise of stock options	15	--	158	--	--	158
Excess tax benefit on exercise of stock options	--	--	19	--	--	19
Stock-based compensation	--	--	198	--	--	198
Net income for 2008	--	--	--	189	--	189
Balance at June 30, 2008	11,575	$116	$63,862	$101,749	$(21,972)	$143,755

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net income	$189	$1,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,762	24,108
Provision for doubtful accounts	107	(9)
Deferred income taxes	1,276	550
Excess tax benefit from exercise of stock options	(19)	(39)
Write off of tax asset on exercise of stock options	--	51
Stock-based compensation	198	263
Gain on disposal of revenue equipment, net	(30)	(314)
Changes in operating assets and liabilities:
Accounts receivable	(8,597)	(6,270)
Inventories and prepaid expenses	(1,123)	1,749
Trade accounts payable and accrued expenses	6,395	(1,928)
Insurance and claims accruals	(1,865)	2,371
Net cash provided by operating activities	21,293	22,232

Investing activities
Purchases of property and equipment	(40,585)	(16,943)
Proceeds from sale of property and equipment	13,257	12,801
Change in other assets	2	(170)
Net cash used in investing activities	(27,326)	(4,312)

Financing activities
Borrowings under long-term debt	69,562	97,979
Principal payments on long-term debt	(48,012)	(87,972)
Principal payments on capitalized lease obligations	(16,893)	(16,502)
Principal payments on note payable	(1,019)	(1,185)
Net (decrease) increase in bank drafts payable	(1,502)	821
Payments to repurchase Common Stock	--	(13,129)
Proceeds from exercise of stock options	158	794
Excess tax benefit from exercise of stock options	19	39
Net cash provided by (used in) financing activities	2,313	(19,155)

Decrease in cash and cash equivalents	(3,720)	(1,235)
Cash and cash equivalents:
Beginning of period	8,014	7,132
End of period	$4,294	$5,897

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,374	$2,505
Income taxes	93	65
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	21,262	18,149

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007, which should be read in conjunction with these financial statements.

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

Revenue generated by our Strategic Capacity Solutions operating segment is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor.

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,000,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this Plan for less than the fair market value of the Common Stock as defined in the Plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under the Plan generally vest ratably over five years. The option price under this Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of June 30, 2008. At June 30, 2008, 663,775 shares were available for granting future options or other equity awards under this Plan.

We account for stock-based compensation costs in accordance with FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). Compensation cost recognized in the first six months of 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three and six month periods ended June 30, 2008, we recognized approximately $0.06 million and approximately four thousand dollars, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans. For the three and six month periods ended 30, 2007, we recognized approximately $0.06 million and $0.1 million, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans.

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

Information related to option activity for the six months ended June 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	298,450	$15.61
Granted	--	--
Exercised	(16,375)	10.82		$32,099
Cancelled/forfeited/expired	(46,175)	14.33
Outstanding at June 30, 2008	235,900	$16.19	2.6	$47,880
Exercisable at June 30, 2008 (2)	106,200	$14.27	1.1	$33,544

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on June 30, 2008 (the last trading day of the quarter) was $12.03.

(2)	The fair value of options exercisable at June 30, 2008 was approximately $0.5 million.

Information related to the weighted average fair value of stock option activity for the six months ended June 30, 2008 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2007	188,000	$6.90
Granted	--	--
Forfeited	(2,700)	5.78
Vested	(55,600)	4.94
Nonvested options – June 30, 2008	129,700	$7.76

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of June 30, 2008 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.47	85,500	1.7	59,900
12.10	9,600	0.6	9,600
12.62	5,000	0.8	5,000
12.66	12,800	1.6	6,400
14.50	2,400	6.2	--
15.83	5,000	6.1	--
16.08	4,500	1.1	2,250
17.06	41,000	4.1	--
22.54	61,850	3.2	20,050
22.93	4,500	1.8	1,500
30.22	3,750	2.6	1,500
	235,900	2.6	106,200

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

In accordance with SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. For the three months ended June 30, 2008 and 2007, the compensation expense related to our restricted stock awards was approximately $0.03 million and $0.05 million, respectively. For the six months ended June 30, 2008 and 2007, the compensation expense related to our restricted stock awards was approximately $0.06 million and $0.1 million, respectively.

Information related to the 2003 Restricted Stock Award Plan for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2007	22,000	$20.37
Granted	--	--
Forfeited	--	--
Vested	--	--
Nonvested shares – June 30, 2008	22,000	$20.37

As of June 30, 2008, we had approximately $0.4 million and $0.4 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.6 years for stock options and 1.2 years for restricted stock.

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company. The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date. Each officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of retained earnings growth. Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate). Any shares that fail to vest as a result of the Company’s failure to attain a performance goal will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that plan until that plan expires in 2014.

NOTE D – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the three and six month periods ended June 30, 2008, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

NOTE E – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries. The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. We classify our service offerings, which we previously referred to as “divisions,” into two operating segments, Trucking and Strategic Capacity Solutions. These two operating segments are aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Trucking consists primarily of our General Freight and Dedicated Freight service offerings, which provide truckload freight services. The results of our regional freight operations, which we previously reported as a separate division, are now included as part of the results of our General Freight service offering. We previously referred to our freight brokerage operations as our “Strategic Capacity Solutions” division and the operating segment of which that division is a part as “USA Logistics”. We now use “Strategic Capacity Solutions” to refer to that operating segment, which now consists primarily of our Freight Brokerage service offering. This service offering within the Strategic Capacity Solutions operating segment is intended to provide services complementary to our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings. Our Strategic Capacity Solutions operating segment represents a relatively minor part of our business, generating approximately 4.2% and 3.9% of our total base revenue for the three and six month periods ended June 30, 2008, respectively, and less than 4.0% of total base revenue in each of the last two fiscal years. In addition, during December 2007, we began offering rail intermodal services. The operating segment into which our rail intermodal service offerings are classified depends on whether or not Company equipment is used in providing the service. If Company equipment is used, those results are included in our Trucking operating segment. If Company equipment is not used, those results are included in our Strategic Capacity Solutions operating segment. For the three and six month periods ended June 30, 2008, rail intermodal service offerings generated approximately 0.6% and 0.5% of total base revenue, respectively.

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

NOTE G - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	June 30,	December 31,
	2008	2007
Salaries, wages and employee benefits	$5,165	$3,869
Other (1)	6,778	5,703
Total accrued expenses	$11,943	$9,572

(1)	As of June 30, 2008 and December 31, 2007, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE H - NOTE PAYABLE

At June 30, 2008 and December 31, 2007, we had an unsecured note payable of $0.5 million and $1.5 million, respectively, that matures on September 1, 2008, and bears interest at an annual rate of 5.3%. This note payable is used to finance a portion of our annual insurance premiums.

NOTE I – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	June 30,	December 31,
	2008	2007
Revolving credit agreement (1)	$64,643	$43,093
Capitalized lease obligations (2)	55,900	51,531
	120,543	94,624
Less current maturities	19,759	24,412
Long-term debt and capital leases, less current maturities	$100,784	$70,212

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At June 30, 2008, we had approximately $64.6 million in borrowing and $6.2 million in letters of credit outstanding, and $29.2 million available under the Facility. The Facility matures on September 1, 2010. The Facility can also be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate, or federal funds rate plus a certain percentage or London Interbank Offered Rate (“LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at June 30, 2008 was 4.6%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At June 30, 2008, the rate was 0.2% per annum. The Facility is collateralized by revenue equipment having a net book value of $199.5 million at June 30, 2008, and all trade and other accounts receivable. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $132.4 million at June 30, 2008. We were in compliance with these covenants at June 30, 2008. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

(2)

Our capitalized lease obligations have various termination dates extending through January 2012 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.3% to 5.0% at June 30, 2008. The lease agreements require us to pay property taxes, maintenance and operating expenses.

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

As of June 30, 2008, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $39.4 million for the remainder of 2008 of which approximately $20.0 million is cancelable by us upon 75 days advance written notice. In addition, we had purchase obligations of approximately $0.8 million related to software purchases contracted for the remainder of 2008.

NOTE K – INCOME TAXES

During the quarters ended June 30, 2008 and 2007, our effective tax rates were 47.3% and 52.4%, respectively. During the six months ended June 30, 2008 and 2007, our effective tax rates were 87.2% and 60.1%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007 and have analyzed filing positions in our federal tax returns as well as in all open tax years. The only periods subject to examination for our federal returns are the 2005, 2006 and 2007 tax years. Our policy is to recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2008, we had no unrecognized tax benefits and we have not recorded any through June 30, 2008. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

The following table sets forth the computation of basic and diluted earnings per share:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net Income	$2,135	$1,620	$189	$1,700
Denominator:
Denominator for basic earnings per share – weighted average shares	10,220	10,671	10,215	10,821
Effect of dilutive securities:
Employee stock options	7	63	10	66
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	10,227	10,734	10,225	10,887
Basic earnings per share	$0.21	$0.15	$0.02	$0.16
Diluted earnings per share	$0.21	$0.15	$0.02	$0.16
Anti-dilutive employee stock options	141	88	129	88

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 and $0.1 million for the three and six month periods ended June 30, 2008, respectively. On January 2, 2008, the Company filed an appeal of the verdict and the court’s order and the appeal is currently pending before the 8th Circuit United States Court of Appeals.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally may be identified by their use of terms or phrases such as “expects,” “estimates,” “anticipates,” “projects,” “believes,” “plans,” “intends,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future,” and terms or phrases of similar substance.  Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Accordingly, actual results may differ from those set forth in the forward-looking statements.  Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors” in Item 1A of that report and updates, if any, to that information are included in Item 1A of Part II of this report. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Substantially all of our base revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers. For the six months ended June 30, 2008 and 2007, Trucking base revenue represented 96.0% and 97.6% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions.

We generally charge customers for our services on a per-mile basis. Currently, our most challenging costs include fuel and capital equipment costs, insurance and claims and recruiting, retaining and compensating qualified drivers.

Trucking. Trucking includes the following two primary service offerings provided to our customers:

•

General Freight. Our General Freight service offering provides truckload freight services as a short- to medium-haul common carrier. We have provided General Freight services since our inception and we derive the largest portion of our revenues from these services. Beginning with the first quarter of 2008, we began including our regional freight operations as part of our General Freight service offering for reporting purposes. Regional freight refers to truckload freight services that involve a length of haul of approximately 500 miles or less.

•

Dedicated Freight. Our Dedicated Freight service offering is a variation of our General Freight service, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our Dedicated Freight service offering also aids in driver recruitment and retention.

Strategic Capacity Solutions. Strategic Capacity Solutions includes the following primary service offering provided to our customers:

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

During December 2007, we also began offering rail intermodal services. Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight remaining in a trailer or special container throughout the trip. Our rail intermodal service offerings involve transporting, or arranging the transportation of, freight on trucks to a third party who uses a different mode of transportation, specifically rail, to complete the other portion of the shipment. The operating segment into which our rail intermodal service offerings are classified depends on whether or not Company equipment is used in providing the service. If Company equipment is used, those results are included in our Trucking operating segment. If Company equipment is not used, those results are included in our Strategic Capacity Solutions operating segment. For the three and six month periods ended June 30, 2008, rail intermodal service offerings generated approximately 0.6% and 0.5%, respectively, of total base revenue.

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

•

Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of income. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable. We have not recorded a valuation allowance at June 30, 2008, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the quarter ended June 30, 2008, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of income.

We periodically reevaluate these policies as circumstances dictate. Together these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Executive Overview

The following executive overview is presented comparing the financial results for the three months ended June 30, 2008, to the three months ended June 30, 2007, except as otherwise stated.

Historically we, like many in the industry, focused almost exclusively on asset-based operations and expanded the fleet throughout all economic cycles. As the Company grew, this philosophy became more difficult to execute and this resulted in more volatile earnings, less pricing power and inconsistent operational execution.

We are currently in the early stages of transitioning from a primarily growth-oriented strategy to a strategy focused on acceptable rates of return on capital invested. To properly reward stockholders for their investment in USA Truck, we must be more conscious of the expectation of our stockholders. More specifically, we will endeavor to produce a return on capital that exceeds the cost of capital invested. As part of this effort, we intend to expand our operations to include modes of transportation that produce additional revenue, but do not require significant capital investments.

We will restrict growth in our Company-owned tractor fleet until our return on capital exceeds our cost of capital invested. Until we are ready to expand our fleet, we intend to expand our services to customers with less asset-intensive modes of transportation such as our Strategic Capacity Solutions business, our owner-operator fleet and rail intermodal business as each of these typically require less capital investment to operate.

Within our asset-based operations, we expect to re-align our assets over time to shorter lengths of haul to address shipping trends of our customers and to improve revenue per truck while controlling miles and associated variable costs. A shorter length of haul, in general, produces higher revenue per mile.

While all of this change is taking place, one thing that will not change is our constant focus on cost control. We will also increase our management intensity and focus on achieving our three long-term strategic objectives: (1) to generate at least a 10% return on capital; (2) to improve the consistency of our earnings relative to the S&P 500; and (3) to position ourselves for long-term earnings growth once objectives one and two have been attained. We are proud of the improvements that we have made so far, but this quarter’s results only mark the first, albeit critical step toward realization of our ultimate goals.

Note Regarding Presentation

By agreement with our customers, and consistent with industry practice, we add a graduated surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon. The surcharge is designed to approximately offset increases in fuel costs above the baseline. Fuel prices are volatile, and the fuel surcharge increases our revenue at different rates for each period. We believe that comparing operating costs and expenses to total revenue, including the fuel surcharge, could provide a distorted comparison of our operating performance, particularly when comparing results for current and prior periods. Therefore, we have used base revenue, which excludes the fuel surcharge revenue, and instead taken the fuel surcharge as a credit against the fuel and fuel taxes and purchased transportation line items in the table setting forth the percentage relationship of certain items to base revenue below.

We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Data regarding both total revenue, which includes the fuel surcharge, and base revenue, which excludes the fuel surcharge, is included in the Consolidated Statements of Income included in this report.

Base revenues from our Strategic Capacity Solutions operating segment, consisting primarily of base revenues from our Freight Brokerage service offering, have fluctuated in recent periods. This service does not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue with a related increase in Purchased Transportation expense. Since changes in Freight Brokerage revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below. Base revenues from our Strategic Capacity Solutions operating segment increased approximately 66.2% and 68.8% for the three and six month periods ended June 30, 2008, respectively, compared to the same periods of the prior year.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Income and accompanying notes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	39.3	40.9	40.5	42.0
Fuel and fuel taxes (1)	15.0	15.6	16.4	16.0
Depreciation and amortization	12.0	12.0	12.3	12.3
Purchased transportation (2)	8.5	4.2	7.9	4.0
Insurance and claims	7.3	8.7	7.5	8.3
Operations and maintenance	6.3	6.5	6.8	6.4
Operating taxes and licenses	1.6	1.6	1.6	1.6
Communications and utilities	1.0	0.9	1.0	1.0
Loss (gain) on disposal of revenue equipment, net	--	0.1	--	(0.2)
Other	4.1	4.7	4.2	5.1
Total operating expenses and costs	95.1	95.2	98.2	96.5
Operating income	4.9	4.8	1.8	3.5
Other expenses (income):
Interest expense	1.1	1.4	1.2	1.3
Other, net	(0.1)	--	(0.1)	--
Total other expenses, net	1.0	1.4	1.1	1.3
Income before income taxes	3.9	3.4	0.7	2.2
Income tax expense	1.8	1.8	0.6	1.3
Net income	2.1%	1.6%	0.1%	0.9%

(1)	Net of fuel surcharges from Trucking operations.
(2)	Net of fuel surcharges from Strategic Capacity Solutions operations.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Results of Operations – Combined Services

Our base revenue increased 2.1% from $101.7 million to $103.8 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections, below.

Net income for all divisions was $2.1 million, or 2.1% of base revenue, as compared to $1.6 million, or 1.6% of base revenue in 2007.

Overall, our operating ratio decreased by 0.1 percentage points of base revenue to 95.1% as a result of the following factors:

•

Salaries, wages and employee benefits decreased by 1.6 percentage points of base revenue due to a 150.0% increase in weighted average owner-operator tractors (from 36 to 90) and a 2.4% increase in our base revenue per loaded mile. If we are able to continue to grow our owner-operator fleet as a percentage of our total fleet, we would expect salaries, wages and employee benefits would continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Fuel and fuel taxes decreased by 0.6 percentage points of base revenue. Our intense focus on controlling out-of-route miles (134 basis point improvement) offset the entire negative impact of higher prices (increased 57.8%) we paid for diesel during the quarter (approximately $0.03 per diluted share). The additional savings were generated by capital investments made to increase our tractor fuel economy, a disciplined idle time management program, the above-mentioned increase in owner-operator tractors, the diversification of our business model into less asset-intensive operations and our customers’ willingness to pay reasonable fuel surcharges. Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharges, the percentage of total miles driven by owner-operators, and fuel efficiency.

•

Purchased transportation increased by 4.3 percentage points of base revenue due primarily to the increase in carrier expense associated with our Strategic Capacity Solutions operating segment and the above-mentioned increase in owner-operator tractors. We expect this expense would continue to increase when compared to prior periods if we can achieve our goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions segment.

•

Insurance and claims decreased by 1.4 percentage points of base revenue due to a decrease in adverse claims experience and an improvement in the frequency of accidents. Department of Transportation reportable accidents fell approximately 30% to their lowest levels since the second quarter of 2006. If we are able to continue to execute our “War on Accidents” safety initiative we would expect insurance and claims expense to continue to gradually decrease in the near term, though remaining volatile.

•

Other operating expenses decreased by 0.6 percentage points of base revenue primarily due to a decrease in driver recruiting costs of 13.8% resulting from one of our lowest quarterly driver turnover rates this decade (88%). This decrease was a combination of an accommodating market for hiring drivers and our 20.4% reduction in driver turnover.

•

Our effective tax rate decreased from 52.4% in 2007 to 47.3% in 2008. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Three Months Ended June 30,
	2008	2007
Total miles (in thousands) (1)	76,298	77,000
Empty mile factor	9.9%	10.4%
Weighted average number of tractors (2)	2,540	2,584
Average miles per tractor per period	30,039	29,799
Average miles per tractor per week	2,311	2,292
Average miles per trip (3)	715	787
Base Trucking revenue per tractor per week	$3,009	$2,947
Number of tractors at end of period (2)	2,538	2,591

(1)	Total miles include both loaded and empty miles.
(2)	Tractors include Company-operated tractors plus owner-operated tractors.
(3)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Base Revenue

Base revenue from Trucking grew by 0.4% to $99.4 million. The increase was primarily the result of several factors:

•	The empty mile factor decreased from 10.4% in 2007 to 9.9% in 2008.
•	Base revenue per mile increased 1.2%.
•	Average miles per tractor per week increased 0.8%.
•	The addition of Trailer-on-Flat-Car Intermodal service offerings (from zero to $0.5 million).

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 1.7%. We reduced the weighted average size of the Company-owned tractor fleet by 3.8% to 2,450 tractors and grew our weighted average owner-operator fleet by 150.0% to 90 tractors.

Our "Velocity" initiative has injected a measure of discipline into our operations resulting in improved tractor utilization, fewer out-of-route miles and a decreased empty mile factor, despite a shorter average length of haul. We believe that our reduced length of haul and a reduction in industry-wide truckload capacity, rather than a meaningful improvement in freight volumes, has been the main factor in improved revenue per mile.

Results of Operations – Strategic Capacity Solutions

We have strategically targeted Freight Brokerage and rail intermodal for growth. We have established goals to double the size of our Freight Brokerage base revenue to approximately $20 million and to establish a presence in the rail intermodal market with $2 million of related base revenue in 2008. We made progress toward both goals this quarter. Base revenue from Strategic Capacity Solutions increased 66.2% to $4.5 million primarily due to a 72.2% increase in our Freight Brokerage base revenue. Base revenue from the portion of our rail intermodal service offerings that is classified into our Strategic Capacity Solutions operating segment grew from zero to $0.1 million.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Results of Operations – Combined Services

Our base revenue increased 2.5% from $196.2 million to $201.0 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections, below.

Net income for all divisions was $0.2 million, or 0.1% of base revenue, as compared to $1.7 million, or 0.9% of base revenue for 2007.

While our operating results improved in the second quarter of 2008, the negative impact of our results in the first quarter of 2008 overshadowed the improvements made in the second quarter of 2008. Overall, our operating ratio increased by 1.7 percentage points of base revenue to 98.2% as a result of the following factors:

•

Salaries, wages and employee benefits decreased by 1.5 percentage points of base revenue due to a 186.2% increase in weighted average owner-operator tractors (from 29 to 83) and a 1.8% increase in our base revenue per loaded mile. If we are able to continue to grow our owner-operator fleet as a percentage of our total fleet, we would expect salaries, wages and employee benefits would continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Fuel and fuel taxes increased by 0.4 percentage points of base revenue primarily due to the 50.6% increase in the price we paid for diesel and to a lesser extent the 0.3% decrease in fuel efficiency. These factors were partially offset by the above-mentioned increase in owner-operator tractors and the diversification of our business model into less asset-intensive operations. Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectibility of fuel surcharges, the percentage of total miles driven by owner-operators and our initiatives to improve fuel efficiency, control out-of-route miles and reduce idle time.

•

Purchased transportation increased by 3.9 percentage points of base revenue due primarily to the above-mentioned increase in owner-operator tractors and an increase in carrier expense associated with our Strategic Capacity Solutions operating segment. We expect this expense would continue to increase when compared to prior periods if we can achieve our goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions segment.

•

Operations and maintenance increased by 0.4 percentage points of base revenue primarily due to a 9.7% increase in fleet maintenance costs. The increase in fleet maintenance costs was partially due to the increase in the average age of our tractors from 20.8 months in 2007 to 23.6 months in 2008.

•

Insurance and claims decreased by 0.8 percentage points of base revenue due to an improvement in the frequency of accidents and a decrease in adverse claims experience. If we are able to continue to execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to continue to decrease in the near term.

•

Other operating expenses decreased by 0.9 percentage points of base revenue primarily due to a decrease in driver recruiting costs of 26.7% resulting from the lowest six-month average driver turnover (95.2%) since 2002. This decrease was a combination of an accommodating market for hiring drivers and our 15.5% reduction in driver turnover.

•

Our effective tax rate increased from 60.1% in 2007 to 87.2% in 2008. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Three Months Ended June 30,
	2008	2007
Total miles (in thousands) (1)	76,298	77,000
Empty mile factor	9.9%	10.4%
Weighted average number of tractors (2)	2,540	2,584
Average miles per tractor per period	30,039	29,799
Average miles per tractor per week	2,311	2,292
Average miles per trip (3)	715	787
Base Trucking revenue per tractor per week	$3,009	$2,947
Number of tractors at end of period (2)	2,538	2,591

(1)	Total miles include both loaded and empty miles.
(2)	Tractors include Company-operated tractors plus owner-operated tractors.
(3)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Base Revenue

Base revenue from Trucking grew by 0.8% to $193.0 million. The increase was primarily the result of several factors:

•	The empty mile factor decreased from 11.2% in 2007 to 10.5% in 2008.
•	Base revenue per mile increased 0.9%.
•	Average miles per tractor per week increased 0.2%.
•	The addition of Trailer-on-Flat Car Intermodal service offerings (from zero to $0.7 million).

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 0.9%. We reduced the weighted average size of the Company-owned tractor fleet by 3.0% to 2,466 tractors and grew our weighted average owner-operator fleet by 186.2% to 83 tractors.

Our "Velocity" initiative has injected a measure of discipline into our operations resulting in improved tractor utilization, fewer out-of-route miles and a decreased empty mile factor, despite a shorter average length of haul. We believe a continued reduction in industry-wide truckload capacity, rather than a meaningful improvement in freight volumes, has been the main factor in improved revenue per mile.

Results of Operations – Strategic Capacity Solutions

We have strategically targeted Freight Brokerage and rail intermodal for growth. We have established goals to double the size of our Freight Brokerage base revenue to approximately $20 million and to break into the rail intermodal market with $2 million of related base revenue in 2008. We made progress toward both goals this quarter. Base revenue from Strategic Capacity Solutions increased 68.8% to $8.0 million primarily due to a 77.9% increase in our Freight Brokerage base revenue. Base revenue from the portion of our rail intermodal service offerings that is classified into our Strategic Capacity Solutions operating segment grew from zero to $0.2 million.

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

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generarlly increased in recent years.  We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

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

Liquidity and Capital Resources

The continued operation of our business requires significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Amended and Restated Senior Credit Facility and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. At June 30, 2008, we had approximately $29.2 million available under our Facility and $49.1 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, capital expenditures as well as any dividends or stock repurchases we may transact for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Cash Flows
	(in thousands)
	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$21,293	$22,232
Net cash used in investing activities	(27,326)	(4,312)
Net cash provided by (used in) financing activities	2,313	(19,155)

Cash provided by operations decreased approximately $1.0 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The change was primarily due to a $1.5 million decrease in net income and an increase in depreciation of $0.7 million during the first six months of 2008 as compared to the first six months of 2007.

Cash used in investing activities increased approximately $23.0 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to an increase in our net expenditures for revenue equipment. In 2006, we executed an aggressive revenue equipment acquisition program in anticipation of the EPA’s emission control regulations that went into effect in January 2007, which resulted in increased purchases in 2006 and a reduction in purchases in the first six months of 2007. In addition, as we began 2007, our fleet capacity exceeded freight availability, which prompted us to slow our fleet growth during the first six months of 2007.

Cash used in financing activities was $19.2 million for the six months ended June 30, 2007 as compared to cash provided by financing activities of $2.3 million for the six months ended June 30, 2008. This $21.5 million difference was primarily a result of our use of $13.1 million for repurchases of Common Stock for the six months ended June 30, 2007, a $0.3 million increase in payments on capitalized lease obligations, a $11.5 million increase in net borrowings on our Facility and a $2.3 million decrease in bank drafts payable.

Debt

Our Amended and Restated Senior Credit Facility provides for a maximum borrowing amount of $100.0 million, subject to a borrowing base calculation. The Facility includes a sublimit of up to $25.0 million for letters of credit and matures September 1, 2010.

The Facility is collateralized by revenue equipment having a net book value of approximately $199.5 million at June 30, 2008, and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At June 30, 2008, $64.6 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the six months ended June 30, 2008, the effective interest rate was 4.6%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At June 30, 2008, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios and to maintain a minimum tangible net worth of approximately $132.4 million at June 30, 2008. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of June 30, 2008, we were in compliance with the covenants.

Certain leases contain cross-default provisions with other financing agreements, including the Facility, of the Company.

Equity

At June 30, 2008, we had stockholders’ equity of $143.8 million and total debt including current maturities of $121.1 million, resulting in a total debt, less cash, to total capitalization ratio of 44.1% compared to 36.8% at December 31, 2007.

Purchases and Commitments

As of June 30, 2008, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $28.4 million for the remainder of 2008, approximately $18.8 million of which relates to revenue equipment acquisitions. To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $9.6 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the six months ended June 30, 2008, we made $48.6 million of net capital expenditures, including $46.1 million for revenue equipment purchases and $2.5 million for facility expansions and other expenditures. The following table represents our outstanding contractual obligations at June 30, 2008, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$64,643	$--	$64,643	$--	$--
Capital lease obligations (2)	59,952	21,592	27,440	10,920	--
Purchase obligations (3)	40,164	40,164	--	--	--
Rental obligations	1,505	687	453	30	335
Total	$166,264	$62,443	$92,536	$10,950	$335

(1)	Long-term debt obligations, excluding letters of credit in the amount of $6.2 million, consist of our Senior Credit Facility, which matures on September 1, 2010.
(2)	Includes interest payments not included in the balance sheet.
(3)

Purchase obligations include commitments to purchase approximately $39.4 million of revenue equipment of which approximately $20.0 million are cancelable by us upon advance written notice provided 75 days prior to the scheduled delivery date of the equipment.

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

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At June 30, 2008, we had $70.8 million outstanding pursuant to our Facility including letters of credit of $6.2 million. Assuming the outstanding balance at June 30, 2008 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.6 million.

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

We have confidence in our internal controls and procedures. Nevertheless, our management, including our CEO and CFO, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 and $0.1 million for the three and six month periods ended June 30, 2008, respectively. On January 2, 2008, the Company filed an appeal of the verdict and the court’s order and the appeal is currently pending before the 8th Circuit United States Court of Appeals.

ITEM 1A.	RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Risk Factors” in Item 1A of that report. We do not believe there have been any material changes in these risks during the six months ended June 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the six months ended June 30, 2008, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the second quarter of 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	--	$--	--	1,165,901
May 1 – May 31	--	--	--	1,165,901
June 1 – June 30	--	--	--	1,165,901
Total	--	$--	--	1,165,901

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

The annual meeting of stockholders of the Company was held on May 7, 2008. At the meeting, the stockholders elected the people set forth in the table below to serve as directors for a term expiring at the Annual Meeting of Stockholders in 2011:

	Votes	Votes	Broker
Nominee	For	Withheld	Non-votes
William H. Hanna	9,160,072	231,191	--
Joe D. Powers	9,150,634	240,629	--

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits

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

3.04

Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on June 2, 1997 [the “Form 8-A/A”]).

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

USA Truck, Inc.
(Registrant)

Date:	August 1, 2008	By:	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
President and Chief Executive Officer

Date:	August 1, 2008	By:	/s/ DARRON R. MING
Darron R. Ming
Vice President, Finance, Chief
Financial Officer and Treasurer

INDEX TO EXHIBITS

USA TRUCK, INC.

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

3.04

Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on June 2, 1997 [the “Form 8-A/A”]).

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