Form 10-Q
period 2008-09-30
USA TRUCK INC
filed 2008-10-31
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer _____	Accelerated Filer X	Non-Accelerated Filer _____	Smaller Reporting Company_____
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	No	X

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of October 28, 2008 is 10,424,939.

USA TRUCK, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	September 30,	December 31,
	2008	2007 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,956	$8,014
Accounts receivable:
Trade, less allowances of $231 in 2008 and $81 in 2007	53,009	44,563
Other	1,415	2,187
Inventories	1,339	1,172
Deferred income taxes	4,980	5,420
Prepaid expenses	4,611	4,451
Total current assets	67,310	65,807

Property and equipment:
Land and structures	36,097	35,382
Revenue equipment	377,526	338,036
Service, office and other equipment	23,189	18,448
	436,812	391,866
Accumulated depreciation and amortization	(136,844)	(125,090)
	299,968	266,776
Other assets	353	355
Total assets	$367,631	$332,938

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$6,779	$11,785
Trade accounts payable	17,965	7,429
Current portion of insurance and claims accruals	9,926	11,965
Accrued expenses	13,868	9,572
Current maturities of long-term debt and capital leases	21,374	24,412
Note payable	--	1,538
Total current liabilities	69,912	66,701

Long-term debt and capital leases, less current maturities	96,533	70,212
Deferred income taxes	49,362	48,024
Insurance and claims accruals, less current portion	5,550	4,810

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,777,439 shares in 2008 and 11,560,160 shares in 2007	118	116
Additional paid-in capital	64,057	63,487
Retained earnings	104,101	101,560
Less treasury stock, at cost (1,352,500 shares in 2008 and 2007)	(21,972)	(21,972)
Accumulated other comprehensive loss	(30)	--
Total stockholders’ equity	146,274	143,191
Total liabilities and stockholders’ equity	$367,631	$332,938

(1)    The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue:
Trucking revenue	$98,599	$96,930	$291,613	$288,368
Strategic Capacity Solutions revenue	5,097	2,418	13,071	7,140
Base revenue	103,696	99,348	304,684	295,508
Fuel surcharge revenue	42,393	23,395	114,770	64,075
Total revenue	146,089	122,743	419,454	359,583

Operating expenses and costs:
Fuel and fuel taxes	53,590	39,366	157,131	110,612
Salaries, wages and employee benefits	40,499	39,948	121,825	122,269
Depreciation and amortization	12,765	12,464	37,527	36,572
Purchased transportation	11,927	4,903	29,592	13,528
Insurance and claims	7,048	7,376	22,120	23,584
Operations and maintenance	7,033	6,579	20,675	19,127
Operating taxes and licenses	1,589	1,522	4,822	4,768
Communications and utilities	1,008	933	3,081	2,824
Litigation verdict	--	2,967	--	2,967
(Gain) loss on disposal of revenue equipment, net	(23)	11	(53)	(303)
Other	4,802	4,639	13,182	14,678
Total operating expenses and costs	140,238	120,708	409,902	350,626
Operating income	5,851	2,035	9,552	8,957
Other expenses (income):
Interest expense	1,164	1,285	3,507	3,886
Asset impairment charge	305	--	305	--
Other, net	(11)	(35)	(128)	22
Total other expenses, net	1,458	1,250	3,684	3,908
Income before income taxes	4,393	785	5,868	5,049
Income tax expense	2,041	769	3,327	3,333

Net income	$2,352	$16	$2,541	$1,716

Per share information:
Average shares outstanding (Basic)	10,223	10,429	10,218	10,690
Basic earnings per share	$0.23	$--	$0.25	$0.16

Average shares outstanding (Diluted)	10,251	10,489	10,236	10,754
Diluted earnings per share	$0.23	$--	$0.25	$0.16

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	Loss	Total
Balance at December 31, 2007	11,560	$116	$63,487	$101,560	$(21,972)	$--	$143,191
Exercise of stock options	17	--	186	--	--	--	186
Excess tax benefit on exercise of stock options	--	--	19	--	--	--	19
Stock-based compensation	--	--	367	--	--	--	367
Restricted Stock award	200	2	(2)	--	--	--	--
Net income for 2008	--	--	--	2,541	--	--	2,541
Change in fair value of interest rate swap, net of income taxes of $(19)	--	--	--	--	--	(30)	(30)
Total comprehensive income	--	--	--	--	--	--	2,511
Balance at September 30, 2008	11,777	$118	$64,057	$104,101	$(21,972)	$(30)	$146,274

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income	$2,541	$1,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,527	36,572
Provision for doubtful accounts	162	(12)
Deferred income taxes	1,778	1,171
Excess tax benefit from exercise of stock options	(19)	(39)
Write-off of tax asset on exercise of stock options	--	51
Stock-based compensation	367	12
Gain on disposal of revenue equipment, net	(53)	(303)
Changes in operating assets and liabilities:
Accounts receivable	(7,836)	(6,262)
Inventories and prepaid expenses	(327)	3,801
Trade accounts payable and accrued expenses	14,821	5,483
Insurance and claims accruals	(1,299)	2,870
Net cash provided by operating activities	47,662	45,060

Investing activities
Purchases of property and equipment	(53,697)	(22,241)
Proceeds from sale of property and equipment	21,671	15,821
Change in other assets	2	(172)
Net cash used in investing activities	(32,024)	(6,592)

Financing activities
Borrowings under long-term debt	94,009	131,419
Principal payments on long-term debt	(89,385)	(134,540)
Principal payments on capitalized lease obligations	(19,981)	(20,860)
Principal payments on note payable	(1,538)	(1,791)
Net (decrease) increase in bank drafts payable	(5,006)	1,891
Payments to repurchase Common Stock	--	(15,116)
Proceeds from exercise of stock options	186	824
Excess tax benefit (charge) from exercise of stock options	19	(12)
Net cash used in financing activities	(21,696)	(38,185)

(Decrease) increase in cash and cash equivalents	(6,058)	283
Cash and cash equivalents:
Beginning of period	8,014	7,132
End of period	$1,956	$7,415

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,663	$3,967
Income taxes	436	98
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	38,640	18,149

See notes to consolidated financial statements.

   USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007, which should be read in conjunction with these financial statements.

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

NOTE C – STOCK-BASED COMPENSATION

The current equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan. There is also one other plan, our Employee Stock Option Plan, under which options remain outstanding, but no new options may be granted. We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,000,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this Plan for less than the fair market value of the Common Stock as defined in the Plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under the Plan generally vest ratably over five years. The option price under this Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of September 30, 2008. At September 30, 2008, 469,375 shares were available for granting future options or other equity awards under this Plan.

We account for stock-based compensation costs in accordance with FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). Compensation cost recognized in the first nine months of 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three and nine month periods ended September 30, 2008, we recognized approximately $0.1 million and approximately $0.2 million in compensation expense related to incentive and nonqualified stock options, respectively, granted under our plans. For the three and nine month periods ended

September 30, 2007, we recognized approximately $0.1 million and $0.2 million in compensation expense related to incentive and nonqualified stock options, respectively, granted under our plans.

The following assumptions were used to value the stock options granted during the years indicated:

	September 30,	December 31,
	2008	2007
Dividend yield	--	0.0%
Expected volatility	--	38.7% - 49.9%
Risk-free interest rate	--	4.2% - 5.0%
Expected life	--	3 to 9 years

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

Information related to option activity for the nine months ended September 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding – December 31, 2007	298,450	$15.61
Granted	--	--
Exercised	(18,775)	10.90		$46,955
Cancelled/forfeited/expired	(51,775)	14.35
Outstanding – September 30, 2008	227,900	$16.27	2.4	$456,186
Exercisable – September 30, 2008 (2)	109,400	$14.50	1.0	$326,890

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on September 30, 2008 (the last trading day of the quarter) was $15.95.

(2)	The fair value of options exercisable at September 30, 2008 was approximately $0.6 million.

Information related to the weighted average fair value of nonvested stock option activity for the nine months ended September 30, 2008 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2007	188,000	$6.90
Granted	--	--
Forfeited	(3,300)	6.41
Vested	(66,200)	4.99
Nonvested options – September 30, 2008	118,500	$7.98

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of September 30, 2008 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.47	81,900	1.5	56,300
12.10	9,600	0.3	9,600
12.62	5,000	0.6	5,000
12.66	9,600	1.8	6,400
14.50	2,400	6.0	--
15.83	5,000	5.9	--
16.08	4,500	0.8	2,250
17.06	41,000	3.8	7,400
22.54	60,650	3.0	19,450
22.93	4,500	1.6	1,500
30.22	3,750	2.3	1,500
	227,900	2.4	109,400

The 2003 Restricted Stock Award Plan allows us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which have been awarded. The Chairman of the Board contributed 100,000 shares of his Common Stock to the Company for purposes of issuance under the Plan. Shares issued as restricted stock awards under the Plan will consist solely of shares of Common Stock contributed to the Company by its Chairman of the Board. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors based on criteria set forth in the Plan. Currently, the performance goals require the attainment of an annual retained earnings growth rate of 10.0% in order for the shares to qualify for full vesting (with 50.0% vesting if a 9.0% growth rate is achieved). The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. The performance goal for 2007 was not met. As a result, no compensation expense was recognized for the 19,000 shares that were to have vested on March 1, 2008, based on 2007 performance. The shares remained outstanding until their scheduled vesting date of March 1, 2008, at which time their forfeiture became effective. For financial statement purposes, the previously recorded expense in the amount of $0.4 million relating to the forfeited shares was recovered on September 30, 2007, the date on which it was determined that the achievement of the performance goal was not met. As a result, such shares have been recorded as treasury stock and are not reflected as nonvested shares in the table below as of December 31, 2007. In addition, previously recorded compensation expense in the amount of $0.1 million was recovered on the 5,000 shares that were forfeited in November 2007. Those shares, which were to have vested on March 1, 2008, were forfeited upon the termination of employment of an officer of the Company and were recorded as treasury stock upon forfeiture. Any such shares that are forfeited shall be available for issuance as new awards. Any of the shares that are not subject to outstanding awards when the Plan terminates, and any shares forfeited after the Plan terminates, will be returned to the Chairman of the Board.

In accordance with SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. For the three and nine month periods ended September 30, 2008, the compensation expense related to our restricted stock awards was approximately $0.1 million and $0.2 million, respectively. For the three and nine month periods ended September 30, 2007, the Company recovered previously recorded compensation expense of approximately $0.3 million, net, and approximately $0.2 million, net, respectively.

Information related to the 2003 Restricted Stock Award Plan for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2007	22,000	$20.37
Granted	--	--
Forfeited	--	--
Vested	--	--
Nonvested shares – September 30, 2008	22,000	$20.37

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

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Granted – July 18, 2008	200,000	$12.13
Forfeited	--	--
Vested	--	--
Nonvested shares – September 30, 2008	200,000	$12.13

As of September 30, 2008, we had approximately $0.3 million and $2.4 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.4 years for stock options and 7.4 years for restricted stock.

NOTE D – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the three and nine month periods ended September 30, 2008, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

NOTE E – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries. The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. We classify our service offerings, which we previously referred to as “divisions,” into two operating segments, Trucking and Strategic Capacity Solutions. These two operating segments are aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Trucking consists primarily of our General Freight and Dedicated Freight service offerings, which provide truckload freight services. The results of our regional freight operations, which we previously reported as a separate division, are now included as part of the results of our General Freight service offering. We previously referred to our freight brokerage operations as our “Strategic Capacity Solutions” division and the operating segment of which that division is a part as “USA Logistics”. We now use “Strategic Capacity Solutions” to refer to that operating segment, which now consists primarily of our Freight Brokerage service offering. This service offering within the Strategic Capacity Solutions operating segment is intended to provide services complementary to our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings. Our Strategic Capacity Solutions operating segment represents a relatively minor part of our business, generating approximately 4.9% and 4.3% of our total base revenue for the three and nine month periods ended September 30, 2008, respectively, and less than 4.0% of total base revenue in each of the last two fiscal years. In addition, during December 2007, we began offering rail intermodal services.

The operating segment into which our rail intermodal service offerings are classified depends on whether or not Company equipment is used in providing the service. If Company equipment is used, those results are included in our Trucking operating segment. If Company equipment is not used, those results are included in our Strategic Capacity Solutions operating segment. For the three and nine month periods ended September 30, 2008, rail intermodal service offerings generated approximately 2.0% and 1.0% of total base revenue, respectively.

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

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 becomes effective for us on January 1, 2009, and we do not expect it to have a material impact on our financial reporting.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), discussed below. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement became effective for us on January 1, 2008, and did not have a material impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value that are among the many accounting pronouncements that require fair value measurements and the limited guidance for applying those definitions in GAAP. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement became effective for us on January 1, 2008, and did not have a material impact on our financial position, results of operations and cash flows.

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

On August 18, 2008, we entered into an interest rate swap agreement with a notional amount of $23.2 million. We designated the $23.2 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the three-month London Interbank Offered Rate (“LIBOR”). This interest rate swap agreement will terminate on November 18, 2008.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income was comprised of net income plus the market value adjustment on our interest rate swap that will expire on November 18, 2008, which was designated as a cash flow hedge. Comprehensive income consisted of the following components:

(in thousands)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
Net income	$2,352	$2,541
Change in fair value of interest rate swap, net of income taxes of $(19)	(30)	(30)
Total comprehensive income	$2,322	$2,511

NOTE I - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	September 30,	December 31,
	2008	2007
Salaries, wages and employee benefits	$6,228	$3,869
Other (1)	7,640	5,703
Total accrued expenses	$13,868	$9,572

(1)	As of September 30, 2008 and December 31, 2007, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE J - NOTE PAYABLE

At December 31, 2007, we had an unsecured note payable of $1.5 million bearing interest at an annual rate of 5.3%, which matured on September 1, 2008. This note payable was used to finance a portion of our annual insurance premiums.

NOTE K – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	September 30,	December 31,
	2008	2007
Revolving credit agreement (1)	$47,717	$43,093
Capitalized lease obligations (2)	70,190	51,531
	117,907	94,624
Less current maturities	21,374	24,412
Long-term debt and capital leases, less current maturities	$96,533	$70,212

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At September 30, 2008, we had approximately $47.7 million in borrowing and $6.6 million in letters of credit outstanding, and $45.7 million available under the Facility. The Facility matures on September 1, 2010. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. Accordingly, the Facility can be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. The Facility bears variable interest based on the agent bank’s prime rate, or the federal funds rate plus a certain percentage or the LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at September 30, 2008 was 4.4%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At September 30, 2008, the rate was 0.2% per annum. The Facility is collateralized by revenue equipment having a net book value of $192.1 million at September 30, 2008, and all trade and other accounts receivable. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $133.6 million at September 30, 2008. We were in compliance with these covenants at September 30, 2008. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

(2)

Our capitalized lease obligations have various termination dates extending through April 2012 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.3% to 5.0% at September 30, 2008. The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE L – LEASES AND COMMITMENTS

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

As of September 30, 2008, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $2.7 million for the remainder of 2008, none of which is cancelable by us upon advance written notice. In addition, we had purchase obligations of approximately $0.8 million related to software purchases contracted for the remainder of 2008.

NOTE M – ASSET IMPAIRMENT

We currently own two facilities in the Dayton, OH market, one of which is not being used. We are negotiating the sale of the older, unused facility in an effort to convert this unproductive fixed asset to cash. During the third quarter, we recorded an asset impairment charge in the amount of approximately $0.3 million to write-down the asset’s value to its estimated market value based on a range of offers received for the sale of the property, net of estimated costs of disposal.

NOTE N – INCOME TAXES

During the three months ended September 30, 2008 and 2007, our effective tax rates were 46.5% and 97.9%, respectively. During the nine months ended September 30, 2008 and 2007, our effective tax rates were 56.7% and 66.0%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007, and have analyzed filing positions in our federal tax returns as well as in all open tax years. The only periods subject to examination for our federal returns are the 2005, 2006 and 2007 tax years. Our policy is to recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2008, we had no unrecognized tax benefits and we have not recorded any through September 30, 2008. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE O – EARNINGS PER SHARE

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

	(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net Income	$2,352	$16	$2,541	$1,716
Denominator:
Denominator for basic earnings per share – weighted average shares	10,223	10,429	10,218	10,690
Effect of dilutive securities:
Employee stock options	28	60	18	64
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	10,251	10,489	10,236	10,754
Basic earnings per share	$0.23	$--	$0.25	$0.16
Diluted earnings per share	$0.23	$--	$0.25	$0.16
Anti-dilutive employee stock options	122	128	122	128

NOTE P - LITIGATION

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 million and $0.1 million for the three and nine month periods ended September 30, 2008, respectively. On January 2, 2008, the Company filed an appeal of the verdict and the court’s order and on September 25, 2008 presented an oral argument before the 8th Circuit United States Court of Appeals. The Court of Appeals has not yet ruled on the matter.

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

Substantially all of our base revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers. For the nine months ended September 30, 2008 and 2007, Trucking base revenue represented 95.7% and 97.6% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions.

We generally charge customers for our services on a per-mile basis. Currently, our most challenging costs include fuel and capital equipment costs, insurance and claims and recruiting, retaining and compensating qualified drivers.

Trucking. Trucking includes the following two primary service offerings provided to our customers:

•

General Freight. Our General Freight service offering provides truckload freight services as a short- to medium-haul common carrier. We have provided General Freight services since our inception and we derive the largest portion of our revenues from these services. Beginning with the first quarter of 2008, we began including our regional freight operations as part of our General Freight service offering for reporting purposes. Regional freight refers to truckload freight services that involve a length of haul of approximately 500 miles or less. During

December 2007, we began including rail intermodal service revenue to the extent Company equipment is used in providing the service.

•

Dedicated Freight. Our Dedicated Freight service offering is a variation of our General Freight service, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our Dedicated Freight service offering also aids in driver recruitment and retention.

Strategic Capacity Solutions. Strategic Capacity Solutions includes the following primary service offering provided to our customers:

•	Freight Brokerage. Our Freight Brokerage service offering matches customer shipments with available equipment of other carriers when it is not feasible to use our own equipment.
•	Container-on-Flat-Car. During December 2007, we began including rail intermodal service revenue to the extent Company equipment is not used in providing the service.

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

During December 2007, we also began offering rail intermodal services. Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight remaining in a trailer or special container throughout the trip. Our rail intermodal service offerings involve transporting, or arranging the transportation of, freight on trucks to a third party who uses a different mode of transportation, specifically rail, to complete the other portion of the shipment. For the three and nine month periods ended September 30, 2008, rail intermodal service offerings generated approximately 2.0% and 1.0%, respectively, of total base revenue.

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

The most significant accounting policies and estimates that affect our financial statements include the following:

•

Revenue recognition and related direct expenses based on relative transit time in each period. Revenue generated by Trucking is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with Emerging Issues Task Force Issue 91-9, Method 5 issued by the Emerging Issues Task Force of the Financial Accounting Standards Board. Expenses are recognized as incurred.

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

•

Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of income. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable. We have not recorded a valuation allowance at September 30, 2008, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the three months ended September 30, 2008, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of income.

We periodically reevaluate these policies as circumstances dictate. Together these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

Results of Operations

Executive Overview

The following executive overview is presented comparing the financial results for the three months ended September 30, 2008, to the three months ended September 30, 2007, except as otherwise stated.

We are continuing to execute our transition from a primarily growth-oriented strategy to a strategy focused on acceptable rates of return on capital. The main goal of this long-term strategic plan is to properly reward our stockholders for their investment in USA Truck. More specifically, we will endeavor to produce a return on capital that exceeds the cost of capital invested. As part of this effort, we intend to expand our operations to include modes of transportation that produce additional revenue, but do not require significant capital investments.

We have halted growth in our Company-owned tractor fleet until our return on capital exceeds our cost of capital invested. Until we are ready to expand our fleet, we intend to aggressively expand our services to customers with less asset-intensive modes of transportation such as our Freight Brokerage service offering, our owner-operator fleet and rail intermodal business, as each of these typically require less capital investment to operate.

Within our Trucking operations, we expect to re-align our assets over time to shorter lengths of haul to address shipping trends of our customers and to improve base revenue per tractor while controlling miles and associated variable costs. A shorter length of haul, in general, produces higher base revenue per mile.

While all of this change is taking place, one thing that will not change is our constant focus on cost control. We will also maintain our management intensity and focus on achieving our three long-term strategic objectives: (1) to generate at least a 10.0% return on capital; (2) to improve the consistency of our earnings relative to the S&P 500; and (3) to position ourselves for long-term earnings growth once objectives one and two have been attained. We are proud of our continued improvements, but we are still in the early stages of achieving our ultimate goals.

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

Base revenues from our Strategic Capacity Solutions operating segment, consisting primarily of base revenues from our Freight Brokerage service offering, have fluctuated in recent periods. This service does not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue with a related change in Purchased Transportation expense. Since changes in Strategic Capacity Solutions revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below. Base revenues from our Strategic Capacity Solutions operating segment increased approximately 110.9% and 83.1% for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods of the prior year. However, base revenues from our Strategic Capacity Solutions operating segment represented only 4.9% and 4.3%, of total base revenue for the three and nine month periods ended September 30, 2008, respectively.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Income and accompanying notes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	39.1	40.3	40.0	41.4
Depreciation and amortization	12.3	12.5	12.3	12.4
Fuel and fuel taxes (1)	12.1	16.6	15.0	16.2
Purchased transportation (2)	10.2	4.4	8.6	4.0
Insurance and claims	6.8	7.5	7.3	8.0
Operations and maintenance	6.8	6.6	6.8	6.5
Operating taxes and licenses	1.5	1.5	1.6	1.6
Communications and utilities	1.0	0.9	1.0	1.0
Litigation verdict	--	3.0	--	1.0
Gain on disposal of revenue equipment, net	--	--	--	(0.1)
Other	4.6	4.7	4.3	5.0
Total operating expenses and costs	94.4	98.0	96.9	97.0
Operating income	5.6	2.0	3.1	3.0
Other expenses (income):
Interest expense	1.1	1.2	1.1	1.3
Asset impairment charge	0.3	--	0.1	--
Other, net	--	--	--	--
Total other expenses, net	1.4	1.2	1.2	1.3
Income before income taxes	4.2	0.8	1.9	1.7
Income tax expense	1.9	0.8	1.1	1.1
Net income	2.3%	--%	0.8%	0.6%

(1)	Net of fuel surcharges from Trucking operations.
(2)	Net of fuel surcharges from Strategic Capacity Solutions operations.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Results of Operations – Combined Services

Our base revenue increased 4.4% from $99.3 million to $103.7 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections, below.

Net income for all divisions was $2.4 million, or 2.3% of base revenue for the three months ended September 30, 2008, as compared to $16.0 thousand for the same period of 2007.

Overall, our operating ratio decreased by 3.6 percentage points of base revenue to 94.4% as a result of the following factors:

•

Salaries, wages and employee benefits decreased by 1.2 percentage points of base revenue due to a 5.3% increase in our base revenue per loaded mile and a 136.8% increase in weighted average owner-operator tractors (from 38 to 90). If we are able to expand our Strategic Capacity Solutions revenue and continue to grow our owner-operator fleet as a percentage of our total fleet (currently 3.5%), we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Fuel and fuel taxes decreased by 4.5 percentage points of base revenue due to a 9.6% reduction in uncompensated miles, a 6.8% reduction in the total gallons of diesel purchased, an improvement in our fleet fuel efficiency of 2.2% and an 18.1% decrease in the net price per gallon of diesel. Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharges, the percentage of total miles driven by owner-operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•

Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker partner carriers and Mexican partner carriers, increased by 5.8 percentage points of base revenue due primarily to a 110.9% increase in Strategic Capacity Solutions revenue, a $1.7 million increase in Trailer-on-Flat-Car Intermodal revenue, the above-mentioned increase in owner-operator tractors and an 18.3% increase in our Mexican cross-border revenue. We expect this expense would continue to increase when compared to prior periods if we can achieve our goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions segment.

•

Insurance and claims decreased by 0.7 percentage points of base revenue due to a decrease in adverse claims experience and a reduction in accident frequency. Department of Transportation reportable accidents fell 43.1% to 0.58 per million miles, our best third quarter performance this decade. If we are able to continue to execute our War on Accidents safety initiative we would expect insurance and claims expense to continue to gradually decrease in the near term, though remaining volatile.

•

Our effective tax rate decreased from 97.9% in 2007 to 46.5% in 2008. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Three Months Ended September 30,
	2008	2007
Total miles (in thousands) (1)	74,551	75,966
Empty mile factor	9.7%	10.6%
Weighted average number of tractors (2)	2,551	2,581
Average miles per tractor per period	29,224	29,433
Average miles per tractor per week	2,224	2,239
Average miles per trip (3)	733	783
Base Trucking revenue per tractor per week	$2,941	$2,857
Number of tractors at end of period (2)	2,591	2,583

(1)	Total miles include both loaded and empty miles.
(2)	Tractors include Company-operated tractors plus owner-operator tractors.
(3)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Base Revenue

Base revenue from Trucking grew by 1.7% to $98.6 million. The increase was primarily the result of several factors:

•	The empty mile factor decreased from 10.6% in 2007 to 9.7% in 2008.
•	Base revenue per total mile increased 3.7%.
•	The addition of Trailer-on-Flat-Car Intermodal service offerings (from zero to $1.7 million).

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 1.2%. We reduced the weighted average size of the Company-owned tractor fleet by 3.2% to 2,461 tractors and grew our weighted average owner-operator fleet by 136.8% to 90 tractors.

Our Velocity initiative, which measures the number of times we load our fleet each week, continues to improve our operating discipline resulting in fewer uncompensated miles and a decreased empty mile factor, despite a shorter average length of haul.

We believe that our Yield Management initiative, which focuses on increasing the profitability of individual loads,has been the main factor in improved base revenue per mile. During the quarter, we idled nearly 4.0% more tractors than a year ago to (a) facilitate yield management by more closely matching our available fleet capacity with market freight demand and (b) remain disciplined in the application of our heightened driver hiring standards, which is an integral component of our War on Accidents safety initiative. We expect to make a determination during the fourth quarter as to whether or not we will downsize the fleet permanently or put those available tractors back into service depending on whether freight demand improves and on the availability of qualified drivers.

Results of Operations – Strategic Capacity Solutions

In accordance with our stated long-term strategic plan, we are specifically targeting Freight Brokerage and rail intermodal for growth to provide flexible sources of capacity to our customers, to diversify our business model toward less cyclical and less capital-intensive services and to generate higher returns on invested capital (compared to our asset-intensive Trucking segment). Our established goals for 2008 are to double the size of our Freight Brokerage base revenue to approximately $18.0 million and to establish a presence in the rail intermodal market. Base revenue from Strategic Capacity Solutions increased 110.9% to $5.1 million primarily due to a 96.5% increase in our Freight Brokerage base revenue. Base revenue from the portion of our rail intermodal service offerings that is classified into our Strategic Capacity Solutions operating segment grew from zero to $0.3 million.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Results of Operations – Combined Services

Our base revenue increased 3.1% from $295.5 million to $304.7 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections, below.

Net income for all divisions was $2.5 million, or 0.8% of base revenue, as compared to $1.7 million, or 0.6% of base revenue for 2007.

Overall, our operating ratio decreased by 0.1 percentage points of base revenue to 96.9% as a result of the following factors:

•

Salaries, wages and employee benefits decreased by 1.4 percentage points of base revenue due to a 165.6% increase in weighted average owner-operator tractors (from 32 to 85) and a 2.9% increase in our base revenue per loaded mile. If we are able to continue to grow our owner-operator fleet as a percentage of our total fleet, we would expect salaries, wages and employee benefits would continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Fuel and fuel taxes decreased by 1.2 percentage points of base revenue primarily due to a 7.1% reduction in uncompensated miles, a 4.6% reduction in the total gallons of diesel purchased and an improvement in our fleet fuel efficiency of 1.0%. Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharges, the percentage of total miles driven by owner-operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•

Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker partner carriers and Mexican partner carriers, increased by 4.6 percentage points of base revenue due primarily to an 83.1% increase in Strategic Capacity Solutions revenue and the above-mentioned increase in owner-operator tractors. We expect this expense to continue to increase when compared to prior periods if we can achieve our goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions segment.

•

Insurance and claims decreased by 0.7 percentage points of base revenue due to a reduction in accident frequency and a decrease in adverse claims experience. Department of Transportation reportable accidents fell 21.7% to 0.83 per million miles. If we are able to continue to execute our War on Accidents safety initiative we would expect insurance and claims expense to continue to decrease in the near term.

•

Other operating expenses decreased by 0.7 percentage points of base revenue primarily due to a decrease in driver recruiting costs of 18.0% and a reduction in professional services (audit and legal) costs of 49.5%. This decrease was a combination of a more accommodating market for hiring drivers and our 15.1% reduction in driver turnover.

•

Our effective tax rate decreased from 66.0% in 2007 to 56.7% in 2008. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Nine Months Ended September 30,
	2008	2007
Total miles (in thousands) (1)	224,830	226,466
Empty mile factor	10.2%	11.0%
Weighted average number of tractors (2)	2,549	2,574
Average miles per tractor per period	88,203	87,982
Average miles per tractor per week	2,253	2,256
Average miles per trip (3)	726	787
Base Trucking revenue per tractor per week	$2,923	$2,873
Number of tractors at end of period (2)	2,591	2,583

(1)	Total miles include both loaded and empty miles.
(2)	Tractors include Company-operated tractors plus owner-operator tractors.
(3)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Base Revenue

Base revenue from Trucking grew by 1.1% to $291.6 million. The increase was primarily the result of several factors:

•	The empty mile factor decreased from 11.0% in 2007 to 10.2% in 2008.
•	Base revenue per total mile increased 1.9%.
•	Average miles per tractor per week increased 0.3%.
•	The addition of Trailer-on-Flat-Car Intermodal service offerings (from zero to $2.5 million).

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 1.0%. We reduced the weighted average size of the Company-owned tractor fleet by 3.1% to 2,464 tractors and grew our weighted average owner-operator fleet by 165.6% to 85 tractors.

Our Velocity initiative, which measures the number of times we load our fleet each week, continues to improve our operating discipline resulting in fewer uncompensated miles and a decreased empty mile factor, despite a shorter average length of haul.

We believe that our Yield Management initiative, which focuses on increasing the profitability of individual loads,has been the main factor in improved revenue per mile. During the nine months ended September 30, 2008, we idled approximately 2.4% more tractors than during the comparable period of the prior year to (a) facilitate yield management by more closely matching our available fleet capacity with market freight demand and (b) remain disciplined in the application of our heightened driver hiring standards, which is an integral component of our War on Accidents safety initiative. We expect to make a determination during the fourth quarter as to whether or not we will downsize the fleet permanently or put those available tractors back into service depending on whether freight demand improves and on the availability of qualified drivers.

Results of Operations – Strategic Capacity Solutions

We have strategically targeted Freight Brokerage and rail intermodal for growth to provide flexible sources of capacity to our customers, to diversify our business model toward less cyclical and less capital-intensive services and to generate higher returns on invested capital (compared to our asset-intensive Trucking segment). We have established goals for 2008 to double the size of our Freight Brokerage base revenue to approximately $18.0 million and to break into the rail intermodal market. Base revenue from Strategic Capacity Solutions increased 83.1% to $13.1 million primarily due to a 75.5% increase in our Freight Brokerage base revenue. Base revenue from the portion of our rail intermodal service offerings that is classified into our Strategic Capacity Solutions operating segment grew from zero to $0.5 million.

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

Liquidity and Capital Resources

The continued operation of our business requires significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Amended and Restated Senior Credit Facility and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. At September 30, 2008, we had approximately $45.7 million available under our Facility and $9.4 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, capital expenditures as well as any dividends or stock repurchases we may transact for the next several years. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Our balance sheet leverage, less cash, represents just 43.9% of our total capitalization, and we have no off-balance sheet debt. We have financed most of our 2008 tractor purchases with 42-month, fixed–rate capital leases. Our capital leases currently represent 59.5% of our total debt and carry an average fixed rate of 4.1%. Not only does that provide us with a natural hedge against recent London Interbank Offered Rate volatility, but it has also freed up availability on our revolving credit line on which we could currently borrow up to an additional $45.7 million without violating any of our current financial covenants. During the third quarter, we did produce positive free cash flow (cash flow from operations less net capital expenditures) that we used to retire revolving debt. We also expect our capital expenditures to be conservative for the remainder of 2008 and all of 2009. In summary, we are comfortable with our liquidity situation right now.

Cash Flows
	(in thousands)
	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$47,662	$45,060
Net cash used in investing activities	(32,024)	(6,592)
Net cash used in financing activities	(21,696)	(38,185)

Net cash provided by operating activities increased approximately $2.6 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The change was primarily due to an approximately $0.8 million increase in net income, an increase in depreciation of approximately $1.0 million and an increase of approximately $0.6 million in deferred income taxes.

Net cash used in investing activities increased approximately $25.4 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to an increase in our net expenditures for revenue equipment. In 2006, we executed an aggressive revenue equipment acquisition program in anticipation of the EPA’s emission control regulations that went into effect in January 2007, which resulted in increased purchases in 2006 and a reduction in purchases in 2007.

Net cash used in financing activities was $21.7 million for the nine months ended September 30, 2008 as compared to $38.2 million for the nine months ended September 30, 2007. This $16.5 million difference was primarily a result of our use of $15.1 million for repurchases of Common Stock for the nine months ended September 30, 2007, a $0.9 million decrease in payments on capitalized lease obligations, a $7.7 million increase in net borrowings on our Facility and a $6.9 million decrease in bank drafts payable.

Debt

Our Amended and Restated Senior Credit Facility provides for a maximum borrowing amount of $100.0 million, subject to a borrowing base calculation. The Facility includes a sublimit of up to $25.0 million for letters of credit and matures September 1, 2010.

The Facility is collateralized by revenue equipment having a net book value of approximately $192.1 million at September 30, 2008, and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At September 30, 2008, $54.3 million was outstanding under the Facility, including $6.6 million in letters of credit outstanding.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the nine months ended September 30, 2008, the effective interest rate was 4.4%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At September 30, 2008, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios and to maintain a minimum tangible net worth of approximately $133.6 million at September 30, 2008. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of September 30, 2008, we were in compliance with the covenants.

Certain leases contain cross-default provisions with other financing agreements, including the Facility, of the Company.

Equity

At September 30, 2008, we had stockholders’ equity of $146.3 million and total debt including current maturities of $117.9 million, resulting in a total debt, less cash, to total capitalization ratio of 43.9% compared to 36.8% at December 31, 2007.

Purchases and Commitments

As of September 30, 2008, our capital expenditures forecast was $3.6 million for the remainder of 2008, approximately $2.7 million of which relates to revenue equipment. Our forecasted proceeds from the sale or trade of equipment was approximately $6.3 million for the same period. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the nine months ended September 30, 2008, we made $70.6 million of net capital expenditures, including $68.0 million for revenue equipment purchases and $2.6 million for facility expansions and other expenditures. The following table represents our outstanding contractual obligations at September 30, 2008, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Long-term debt obligations (1)	$47,717	$--	$47,717	$--	$--
Capital lease obligations (2)	75,294	25,238	32,698	17,358	--
Purchase obligations (3)	3,479	3,479	--	--	--
Rental obligations	1,179	481	339	24	335
Total	$127,669	$29,198	$80,754	$17,382	$335

(1)	Long-term debt obligations, excluding letters of credit in the amount of $6.6 million, consist of our Amended and Restated Senior Credit Facility, which matures on September 1, 2010.
(2)	Includes interest payments not included in the balance sheet.
(3)	Purchase obligations include commitments to purchase approximately $2.7 million of revenue equipment none of which is cancelable by us upon advance written notice.

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

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At September 30, 2008, we had $54.3 million outstanding pursuant to our Facility including letters of credit of $6.6 million. Assuming the outstanding balance at September 30, 2008 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.5 million.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 million and $0.1 million for the three and nine month periods ended September 30, 2008, respectively. On January 2, 2008, the Company filed an appeal of the verdict and the court’s order and on September 25, 2008 presented an oral argument before the 8th Circuit United States Court of Appeals. The Court of Appeals has not yet ruled on the matter.

ITEM 1A.	RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Risk Factors” in Item 1A of that report. Except as set forth below, we do not believe there have been any material changes in these risks during the nine months ended September 30, 2008.

Our business is subject to economic, credit, and business factors affecting the trucking industry that are largely out of our control, any of which could have a material adverse effect on our operating results.

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

Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy. If the economy and credit markets continue to weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

If the credit markets continue to erode, we also may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources.  We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments, or for general corporate purposes. As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all. If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, current operations, results of operations, and potential investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the nine months ended September 30, 2008, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the third quarter of 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	--	$--	--	1,165,901
August 1 – August 31	--	--	--	1,165,901
September 1 – September 30	--	--	--	1,165,901
Total	--	$--	--	1,165,901

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

USA Truck, Inc.
(Registrant)

Date:	October 31, 2008	By:	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
President and Chief Executive Officer

Date:	October 31, 2008	By:	/s/ DARRON R. MING
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