Form 10-K
period 2008-12-31
USA TRUCK INC
filed 2009-03-02
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2008

OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

0-19858

(Commission file number)

USA Truck, Inc.

(Exact name of registrant as specified in its charter)

Delaware	71-0556971
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3200 Industrial Park Road
Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

(479) 471-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [	] No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [	] No [ X ]

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $90,191,521 (in making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and affiliated holders of more than 10% of the registrant's outstanding common stock, and no other persons, are affiliates).

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01, as of February 23, 2009 is 10,414,139.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders	Part III
in connection with 2009 Annual Meeting

2

USA TRUCK, INC.

3

PART I

Item 1.	BUSINESS

We are a dry van truckload carrier who transports general commodities throughout the continental United States and into and out of Mexico and portions of Canada. For shipments into Mexico, we transfer our trailers to tractors operated by Mexican trucking companies at the facility in Laredo, Texas, which is operated by the Company’s wholly-owned subsidiary. We transport many types of freight and provide complementary third party logistics and freight brokerage services for a diverse customer base. We provide our services for such industries as industrial machinery and equipment, rubber and plastics, retail stores, paper products, durable consumer goods, metals, electronics and chemicals.

Our truckload freight services, which we conduct through two divisions that comprise the Trucking segment of our operations, consist of transportation services in which we use equipment that we own or owner-operator equipment for the pick-up and delivery of freight. Our General Freight division transports freight over irregular routes as a short- to medium-haul common carrier. Our Dedicated Freight division provides similar transportation services, but pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times. During December 2007, we began offering and including Trailer-on-Flat-Car Intermodal service offering as part of our truckload freight services revenue to the extent Company equipment is used in providing the service. At December 31, 2008, our Trucking fleet consisted of 2,392 tractors and 7,351 trailers and our average length-of-haul was 718 miles.

Through our Freight Brokerage division and our Container-on-Flat-Car Intermodal service offering, which comprise our Strategic Capacity Solutions operating segment, we provide services such as transportation scheduling, routing and mode selection, which typically do not involve the use of our equipment or owner-operator equipment. We have traditionally provided these services primarily as supplemental services to customers who have also engaged us to provide truckload freight services.

For reporting purposes, we aggregate the financial data for our Trucking operating segment and our Strategic Capacity Solutions operating segment. The discussion of our business in this Item 1 focuses primarily on Trucking, which is our dominant segment, producing 95.8% of our total base revenue in 2008.

We were incorporated in Delaware in September 1986 as a wholly owned subsidiary of ABF Freight System, Inc. and the company was purchased by management in December 1988. The initial public offering of our common stock was completed in March 1992.

Our principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and our telephone number is (479) 471-2500.

This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all other reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) can be obtained free of charge by visiting our website at http://www.usa-truck.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this report.

Additionally, you may read all of the materials that we file with the SEC by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. If you would like information about the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. You may also visit the SEC’s website at www.sec.gov. This site contains reports, proxy and information statements, and other information regarding our company and other companies that file electronically with the SEC.

Strategic Objectives

We have studied our business carefully over the past year to determine the best path to narrowing the current and historic disparity between our stock’s valuation and the stocks of our peers.  Going forward, we will pursue three primary strategic objectives.

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

•

Improve earnings consistency relative to the Standard & Poor’s 500.  Since our initial public stock offering, our earnings per share results have been inconsistent, which we believe has contributed to a disparity in valuations between our common stock and that of our peers.  The inconsistency is caused by many factors, including unpredictable insurance and claims costs and our relatively low outstanding share count.  However, the most fundamental factor is the volatility inherent in our traditional business model.

Our traditional model, which was primarily medium length-of-haul, produced industry-leading operating margins when freight demand was plentiful, but we struggled under that model when freight demand was scarce.  A significant majority of our revenue is now derived from a shorter length-of-haul, as we knew we could not meet our objectives unless we made some changes to that business model. These business model changes are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Executive Overview.”

While our revenue production has been volatile throughout the economic cycles, our cost discipline has not.  We are consistently one of the lowest cost operators in the truckload industry.   Maintaining our cost discipline will be crucial if we are to achieve our objective of improved earnings consistency.

•

Position USA Truck for long-term revenue growth.  Our objective is to create enough operating margin to consistently produce a 10% return on capital.  Once we consistently produce that rate of return, profitable top-line revenue growth will again be our primary vehicle to grow shareholder value.  We are laying the foundations to position ourselves for future growth opportunities.

Operating Objectives

Our operating strategy includes the following important elements:

•

Provide superior service to shippers.  Our principal competitive strength is our ability and commitment to consistently provide superior service to our customers. Although price is a primary concern to all shippers, many of our customers are high-volume shippers that require a flexible and dependable source of motor carrier service. These customers often have specific requirements, including pick-up or delivery within narrow time windows or real-time information about shipment status. Our strategy is to provide a premium service to meet these needs and to charge competitive rates for that service. Key elements of our premium service include the following:

•	We are committed to consistent on-time performance.

•	We provide dispatching and maintenance services twenty-four hours a day, seven days a week.

•

We maintain trailer pools at strategic locations to minimize the time it takes to respond to a customer’s order. We also provide extra trailers to high-volume shippers for loading and unloading at their convenience.

•	We have strict hiring and performance standards for our drivers and emphasize safety, customer satisfaction and on-time service in our training.

•

Control discipline.  Our goal is to achieve an operating ratio that will allow us to earn sufficient returns on investment. To attain that goal, we are committed to a thorough cost-control system using benchmarks.

•

Earn Premium Rates.  We are committed to earning premium rates that are commensurate with our superior service. To achieve the rates we desire, we utilize technology, leverage customer relationships and our premium service reputation and continually upgrade our freight mix by eliminating or repricing the least profitable lanes. Although the current economic environment is challenging, we are committed to earning premium rates.

•

Adhere to disciplined equipment replacement cycles and maintenance schedules.  We believe that late model, well-maintained revenue equipment is essential to financial performance, customer service, driver satisfaction and a positive public image. Our policy is to operate our tractors for 36 to 42 months and our trailers for 84 to 120 months before replacement, subject to temporary changes in response to market conditions. We believe that replacing equipment at those intervals generally yields the most economically feasible balance of maintenance costs and sale or trade-in values. We also perform preventive maintenance on our tractor and trailer fleets at regular intervals to improve their sale or trade-in values, to maintain driver satisfaction and to reduce long-term maintenance costs and customer service failures.

•

Continue investing in new technology. We continually invest in new and upgraded technology to provide the most efficient service possible to our customers. We provide electronic data interchange arrangements with larger customers, real-time shipment status information, two-way satellite-based messaging and position-locating equipment in all of our tractors, operational software packages designed to enhance service and economic efficiencies and an interactive website that provides load tendering and shipment tracing capabilities to our customers. We use a number of computing platforms to operate software packages such as satellite communications, load matching and optical document storage. Historically, we have developed many of our software applications internally. We have recently begun to implement new hardware and software systems purchased from third-party vendors for a number of our key processes. We believe the new systems should both increase the efficiency of our operations and require less time from internal technical personnel.

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

We operate primarily in the highly fragmented for-hire truckload segment of the market. The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market. This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year. Measured by annual revenue, the 42 largest truckload carriers accounted for approximately $29.4 billion, or approximately 21.4%, of the for-hire truckload market in 2007. We were ranked number 16 of the largest truckload carriers based on total revenue for 2007, according to Transport Topics. The industry continues to undergo consolidation. In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

We compete primarily with other truckload carriers, shipper-owned fleets and, to a lesser extent, railroads and less-than-truckload carriers. A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than we do. We also compete with truckload and less-than-truckload carriers for qualified drivers.

The principal means of competition in the truckload segment of the industry are service and price, with rate discounting being particularly intense during economic downturns. Although we compete more on the basis of service rather than rates, rate discounting continues to be a factor in obtaining and retaining business. Furthermore, a depressed economy tends to increase both price and service competition from alternative modes such as less-than-truckload carriers, as well as intermodal carriers. We believe that successful truckload carriers are likely to grow primarily by offering additional services to their customers and acquiring greater market share and, to a lesser extent, through an increase in the size of the market.

Marketing and Sales

We focus the majority of our marketing efforts on customers with premium service requirements and heavy shipping needs within our primary operating areas. This permits us to position available equipment strategically so that we can be more responsive to customer needs. It also helps us achieve premium rates and develop long-term, service-oriented relationships. Our employees have a thorough understanding of the needs of shippers in many industries. These factors allow us to provide reliable, timely service to our customers. For 2008, approximately 97.4% of our total revenue was derived from customers that were customers before 2008, and we have provided services to our top 10 customers for an average of approximately14 years. We provided service to 859 customers in 2008, and approximately 33.3 % of our total revenue for 2008 was derived from Standard & Poor’s 500 companies.

The table below shows the percentage of our total revenue attributable to our top ten and top five customers and largest customer for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Top 10 customers	32%	34%	36%
Top 5 customers	21%	22%	23%
Largest customer	6%	6%	8%

Our Sales Department solicits and responds to customer orders and maintains close customer contact regarding service requirements and rates. We typically establish rates through individual negotiations with customers. For our Dedicated Freight services, rates are fixed under contracts tailored to the specific needs of shippers.

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

We require customers to have credit approval before dispatch. We bill customers at or shortly after delivery and, during 2008, receivables collection averaged approximately 30 days from the billing date.

Operations

While we provide our services throughout the continental United States, we conduct most of our freight transport operations east of the Rocky Mountains. The following table shows our total company average length-of-haul and the average length-of-haul for the two operating divisions in our Trucking segment, in miles, for the periods indicated.

Year Ended December 31,
2008		2007	2006
Total company	718	784	837
Trucking divisions:
General Freight	769	827	882
Dedicated Freight	406	493	562

Our Operations Department consists primarily of our fleet managers and freight coordinators. Each fleet manager supervises approximately 35 to 55 drivers in our various divisions and our fleet managers are the primary contacts with our drivers. They monitor the location of equipment and direct its movement in the safest and most efficient manner practicable. Freight coordinators assign all available units and loads in a manner that maximizes profit and minimizes costs. The Operations Department focuses on achieving continual improvement in the areas of customer service, equipment utilization, driver retention and safety.

Safety

We are committed to continually improving our safety performance. The Safety Department’s mission is to more sharply focus our efforts to create the safest possible environment for our drivers and the motoring public, provide the safest possible service to our customers, reduce insurance and claims costs and foster a top-to-bottom culture of safety throughout the company.

We emphasize safe work habits as a core value throughout our organization, and we engage in proactive training and education relating to safety concepts, processes and procedures for all employees. The evaluation of an applicant’s safety record is one of several essential criteria we use to hire drivers. We conduct pre-employment, random, reasonable suspicion and post-accident alcohol and substance abuse testing in accordance with the U.S. Department of Transportation regulations.

Safety training for new drivers begins in orientation, when newly hired employees are taught safe driving and work techniques that emphasize the importance of our commitment to safety. Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to our new drivers. New drivers must successfully complete the training period and pass a road test before being assigned to their own tractor. We also offer a Driver Skills Development Course, with one-on-one training tailored to assist drivers in developing specific skills. And, all Company drivers participate in the Smith

System® training program. The Smith System® is a nationally recognized training program for professional drivers that focuses on collision prevention through hands-on training.

In addition to our ongoing efforts to promote safety concepts company-wide, we conduct two “live” safety training classes each year and provide other monthly training courses designed to keep our drivers up-to-date on safety topics and to reinforce and advance professional driving skills. Additionally, the Safety Department conducts safety meetings with dispatch personnel to address specific safety-related issues and concerns.

The Safety Department also conducts “safety blitzes” at our high-traffic terminals, in addition to the regular safety meetings. These periodic blitzes are designed to keep safety at the forefront for our drivers and other employees, and supplement our regular meetings by targeting specific safety issues such as proper backing techniques, DOT inspections or mirror check stations and require active participation from the drivers.

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

In 2008, we established an economic awards program to reward those drivers who have achieved specified safety milestones. Drivers are recognized at the President’s Million Mile Banquet and outstanding drivers are also recognized in company-wide publications and media releases announcing the driver’s achievements. Driver safety achievements are noted with special uniform patches, caps and door decals for their tractors that identify the driver as having reached a safety milestone.

We maintain a modern fleet of tractors and trailers. This factor, in conjunction with the regular safety inspections that our drivers and our Maintenance Department conduct on our equipment, helps to ensure that the equipment is well-maintained and safe. Our tractors are equipped with anti-lock braking systems and electronic governing equipment that limits the maximum speed of our tractors to no more than 63 miles per hour. In addition, the tractors we added in 2007 and 2008 are equipped with automatic transmissions and stability control systems, which will assist in further reducing the potential for accidents.

Insurance and Claims

The primary risks for which we obtain insurance are cargo loss and damage, personal injury, property damage, workers’ compensation and employee medical claims. We self-insure for a portion of claims exposure in each of these areas.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, our results of operations and financial condition could be materially and adversely affected.

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

On February 23, 2009, we had approximately 3,025 employees, including approximately 2,400 drivers. We do not have any employees represented by a collective bargaining unit. In the opinion of management, our relationship with our employees is good.

Revenue Equipment and Maintenance

Our policy is to replace most tractors within 36 to 42 months and most trailers within 84 to 120 months from the date of purchase. Because maintenance costs increase as equipment ages, we believe these trade intervals allow us to control our maintenance costs and to economically balance those costs with the equipment’s expected sale or trade values. Such trade intervals also permit us to maintain substantial warranty coverage throughout our period of ownership.

We make equipment purchasing and replacement decisions on the basis of various factors, including new equipment prices, the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, regulatory changes, fuel efficiency, durability of the equipment, equipment specifications and the availability of drivers. Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors or trailers from time to time. In that regard, in an effort to protect our pricing yield and equipment utilization, during the fourth quarter of 2008, we reduced the number of Company-owned tractors we had in service by approximately 250 tractors or 10.3%. The reduction targeted those tractors with the highest miles and resulted in an impairment charge of approximately $0.03 per share as their book value had to be adjusted down to their market value. We plan to dispose of roughly half of those high-mileage tractors during the first half of 2009. In conjunction with our strategic objective of positioning the Company for long-term revenue growth, we will add equipment as the freight market and driver availability dictate. Generally, our primary business strategy of earning greater returns on capital requires that we improve the profitability of our existing tractors before we consider adding to the fleet size materially.

The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases as of the indicated dates.

	Year Ended December 31,
	2008	2007	2006
Tractors:
Acquired	786	442	818
Disposed	786	495	668
End of period total	2,499	2,499	2,552
Average age at end of period (in months)	24	25	21
Trailers:
Acquired	450	583	1,642
Disposed	123	329	414
End of period total	7,351	7,024	6,770
Average age at end of period (in months)	51	42	36

During the fourth quarter of 2008, we removed from service approximately 250 Company-owned tractors. The reduction in the Company-owned fleet targeted those tractors with the highest miles and resulted in an impairment charge in the amount of approximately $0.5 million relating to certain of those tractors. This write down, which adjusted the book value of the tractors down to their market value, is included in Other operating expenses in the accompanying Consolidated Statements of Income.

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

In addition to tractors that we own, we contract with owner-operators for the use of their tractors and drivers in our operations. During the third quarter of 2007, we introduced a lease-purchase program to drivers interested in owning their own equipment and becoming independent owner-operators. The program offers qualified drivers the opportunity to purchase their own tractors through a third party financing program. The drivers may purchase tractors directly from us or from outside sources. At December 31, 2008, 151 owner-operator tractors were under contract with us, which included 32 lease-purchase operators.

Beginning January 1, 2007, all newly manufactured heavy-duty truck engines were required to comply with new, more stringent emission standards mandated by the Environmental Protection Agency. To address the risk of buying new engines without adequate internal testing and to delay the cost impact of these new emission standards, we accelerated our revenue equipment acquisition program and trade intervals before January 1, 2007. In addition, approximately 87% of the tractors we purchased in 2007 were equipped with engines produced prior to January 2007.  In 2010, new federal emissions requirements will become effective for all heavy-duty engines. These new requirements further limit the levels of specified emissions from new heavy-duty engines manufactured in or after 2010, and will likely result in cost increases for both acquiring and operating these engines. In order to comply with the standards, new emissions control technologies, such as selective catalytic reduction strategies and advanced exhaust gas recirculation systems, are being utilized. Based on current and expected freight demands, capacity already in the market and fuel and performance expectations of the new engines, we do not believe that an accelerated purchase program of tractors is warranted. Our intentions for 2009 purchases are to only replace tractors that meet our existing trade schedule.

Technology

We maintain a data center using several different computing platforms ranging from personal computers to an IBM mainframe system. We have developed the majority of our software applications internally, including payroll, billing, dispatch, accounting and maintenance programs. In order to enhance the service we provide our customers, we determined that our mainframe software applications needed to be replaced. Accordingly, over the next three years we will replace those applications with off-the-shelf, server-based products. Our computer systems are monitored 24 hours a day by experienced information services professionals. While we employ many preventive measures, including daily back-up of our information system processes, we do not currently have a comprehensive catastrophic disaster recovery plan for our information systems.

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

Regulation

Our operations are regulated and licensed by various government agencies, including the Department of Transportation (“DOT”). Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations. The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (“2005 Rules”). In July 2007, a federal appeals court vacated portions of the 2005 Rules. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart”, which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its Final Rule, which retains the 11 hour driving day and the 34-hour restart. However, advocacy groups may continue to challenge the Final Rule. We are unable to predict how a court may rule on such challenges and to what extent the new presidential administration may become involved in this issue. On the whole, however, we believe a court's decision to strike down the Final Rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We are also unable to predict the effect of any new rules that might be proposed if the Final Rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The Environmental Protection Agency adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002. More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions are scheduled to become effective in 2010. Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy, and it is anticipated that the 2010 changes may further adversely impact those areas.

We believe that we are in substantial compliance with applicable federal, state, provincial and local environmental laws and regulations and costs of such compliance will not have a material adverse effect on our competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures.

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality.”

Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed under the heading "Risk Factors" in Item 1A of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

•

Some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain growth in our business.

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

Ongoing insurance and claims expenses could significantly reduce our earnings.

If the number or severity of claims increases or if the costs associated with claims otherwise increase, our operating results will be adversely affected. The time that such costs are incurred may significantly impact our operating results for a particular quarter, as compared to the comparable quarter in the prior year. In addition, if we were to lose our ability to self-insure for any significant period of time, our insurance costs would materially increase and we could experience difficulty in obtaining adequate levels of coverage.

Recently, insurance carriers have decreased insurance premiums for many trucking companies. Our reduction in premiums resulted partially from an improved claims experience factor. However, we could experience increases in our insurance premiums in the future if we have an increase in coverage, a reduction in our self-retention level or if our claims experience deteriorates. If our insurance or claims expense increases, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

We depend on the proper functioning and availability of our communications and data processing systems in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have a catastrophic disaster recovery plan or a fully redundant alternate processing capability. If any of our critical information systems fail or become otherwise unavailable, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably and to bill for services accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. Any system failure, security breach or other damage could interrupt or delay our operations, damage our reputation and cause us to lose customers, any of which could have a material adverse effect on our business.

We have begun a three-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms. We will purchase off-the-shelf products for our core software needs, and develop value-added decision-support software applications internally. Any delays or complications associated with or the failure of this project could have a material adverse effect on our business and operating results.

We depend on our major customers, the loss of one or more of which could have a material adverse effect on our business.

        A significant portion of our revenue is generated from our major customers. For fiscal year 2008, our top 10 customers accounted for approximately 32% of our revenue, our top five customers accounted for approximately 21% of our revenue and our largest customer accounted for approximately 6% of our revenue. Generally, we do not have long-term contracts with our major customers and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

If we are unable to retain our key executives, our business, financial condition and results of operations could be harmed.

       We are dependent upon the services of our executive management team. We do not maintain key-person life insurance on any members of our management team. The loss of their services could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations, improve our earnings consistency and position the Company for long-term revenue growth.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The U.S. Department of Transportation and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, insurance requirements and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions and ergonomics. Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada and its provincial laws and regulations. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses. Our employee drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the Department of Transportation, including those relating to drug and alcohol testing and hours of service. The Transportation Security Administration of the U.S. Department of Homeland Security adopted regulations that will require all drivers who haul hazardous materials to undergo background checks by the Federal Bureau of Investigation upon renewal of their licenses. While we have historically required all of our drivers to obtain this qualification, these new regulations could reduce the availability of qualified drivers, which could require us to adjust our driver compensation package, limit the growth of our fleet or let tractors sit idle. These regulations could also complicate the process of matching available equipment with shipments that include hazardous materials, thereby increasing the time it takes us to respond to customer orders and increasing our empty miles.

In July 2007, a federal appeals court vacated portions of the 2005 Rules. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its Final Rule, which retains the 11 hour driving day and the 34-hour restart. However, advocacy groups may continue to challenge the Final Rule. We are unable to predict how a court may rule on such challenges and to what extent the new presidential administration may become involved in this issue. On the whole, however, we believe a court's decision to strike down the Final Rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We are also unable to predict the effect of any new rules that might be proposed if the Final Rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity. Failures to comply with Department of Transportation safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose the ability to self-insure. The loss of our ability to self-insure for any significant period of time would materially increase our insurance costs. In addition, we may experience difficulty in obtaining adequate levels of coverage in that event.

On December 26, 2007, FMCSA published a Notice of Proposed Rulemaking in the Federal Register regarding minimum requirements for entry level driver training. Under the proposed rule, a commercial driver's license applicant would be required to present a valid driver training certificate obtained from an accredited institution or program. Entry-level drivers applying for a Class A commercial driver's license would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first commercial driver's license during the three-year period after FMCSA issues a Final Rule would be exempt. FMCSA has not established a deadline for issuing the Final Rule, but the comment period expired on May 23, 2008. If the rule is approved as written, this rule could materially impact the number of potential new drivers entering the industry and, accordingly, negatively impact our results of operations.

Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.

From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. As conditions changed, some of those vendors have had difficulty fulfilling the increased demand for new equipment. There have been periods when we were unable to purchase as much new revenue equipment as we needed to sustain our desired growth rate and to maintain a late-model fleet. We may experience similar difficulties in future periods. Also, vendors had to introduce new engines meeting the more restrictive Environmental Protection Agency emissions standards in 2007 and will have to do so for the emissions standards which are currently scheduled to become effective in 2010. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the price or availability of fuel, hedging activities and the volume and terms of diesel fuel purchase commitments, and surcharge collection and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control.  Fuel also is subject to regional pricing differences. From time-to-time we may use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. If we do hedge, we may be forced to make cash payments under the hedging arrangements. We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  Over the past year, the failure to recover fuel price increases resulted in a materially negative impact to our results of operations.  A failure to improve our fuel price protection through these measures, further increases in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors.  In addition, due in part to current economic conditions, including the higher cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining.  Because of the shortage of qualified drivers and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractor drivers. The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to continue to increase driver and independent contractor compensation in future periods. In addition, we and our industry suffer from a high turnover rate of drivers. Our high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, let tractors sit idle, or operate with fewer tractors and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at five of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations limiting exhaust emissions became effective in 2002 and became progressively more restrictive in 2007 and 2010. Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models. All of our tractors are equipped with these engines. We expect additional cost increases and possibly degradation in fuel mileage from the 2007 engines. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.

Our success is dependent upon the success of our operations in Mexico and, to a lesser extent, Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We could also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to prices for new tractors. Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers. More restrictive Environmental Protection Agency, or EPA, emissions standards that began in 2002 with additional new requirements implemented in 2007 have required vendors to introduce new engines. Additional EPA mandated emission standards will become effective for newly manufactured trucks beginning in January 2010. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers. As of December 31, 2008, approximately 19% of our tractor fleet was comprised of tractors with engines that met the EPA mandated clean air standards that became effective January 1, 2007. Tractors that meet the 2007 standards are more expensive than non-compliant tractors, and we expect to continue to pay increased prices for equipment as we continue to increase the percentage of our fleet that meets the EPA mandated clean air standards.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment. When the supply of used revenue equipment exceeds the demand for used revenue equipment, as it did during 2008, the general market value of used revenue equipment decreases. Should this current condition continue, it would increase our capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment, or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market, any of which could have a material adverse effect on our operating results.

Our business is subject to certain credit factors affecting the global economy that are largely out of our control and that could have a material adverse effect on our operating results.

Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy. If the economy and credit markets continue to weaken, our business, financial results and results of operations could be materially and adversely affected, especially if consumer confidence further declines and domestic spending continues to decrease. Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

    If the credit markets continue to erode, we also may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources. We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments or for general corporate purposes. As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all. If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, results of operations and potential investments

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

We operate a network of eight additional facilities, including one in Laredo, Texas, operated by a wholly-owned subsidiary, which is one of the largest inland freight gateway cities between the U.S. and Mexico. These additional facilities contain maintenance shops, driver facilities, fuel tanks and/or office space.  Our facilities currently are located in or near the following cities:

	Shop	Driver Facilities	Fuel	Office	Own or Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Yes	Own/Lease
Blue Island, Illinois	No	No	No	Yes	Lease
Burns Harbor, Indiana	No	No	No	Yes	Lease
Shreveport, Louisiana	Yes	Yes	Yes	Yes	Own
Vandalia, Ohio	Yes	Yes	Yes	Yes	Own
Spartanburg, South Carolina	Yes	Yes	No	Yes	Own
Laredo, Texas	Yes	No	No	Yes	Own
Roanoke, Virginia	Yes	No	Yes	Yes	Lease

During 2008, the leases on the Company’s Bethel, Pennsylvania and East Peoria, Illinois facilities were canceled by us.

We currently own two facilities in the Dayton, OH market, one of which is not being used. During the third quarter of 2008, we recorded an asset impairment charge in the amount of approximately $0.3 million to write down the asset’s value to its estimated market value, net of costs of disposal. This write down is included in Other expenses in the accompanying Consolidated Statements of Income. On October 23, 2008, we entered into a contract to sell this facility, which is expected to close during the first quarter of 2009.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that we breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.2 million for the year ended December 31, 2008. On January 2, 2008, we filed an appeal of the verdict and the court’s order, and on September 25, 2008, we presented an oral argument before the 8th Circuit United States Court of Appeals seeking to overturn the verdict. The Court of Appeals has not yet ruled on the matter.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol “USAK.” The following table sets forth, for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ Global Select Market.

	Price Range
	High	Low
Year Ended December 31, 2008
Fourth Quarter	$17.05	$11.53
Third Quarter	19.53	9.50
Second Quarter	13.42	11.60
First Quarter	15.89	11.26
Year Ended December 31, 2007
Fourth Quarter	$15.88	$12.52
Third Quarter	19.13	15.11
Second Quarter	17.16	15.43
First Quarter	17.62	15.45

As of February 23, 2009, there were 206 holders of record (including brokerage firms and other nominees) of our Common Stock. We estimate that there were approximately 1,600 beneficial owners of the Common Stock as of that date. On February 23, 2009, the last reported sale price of our Common Stock on the NASDAQ Global Select Market was $12.77 per share.

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2008. The equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan and one plan under which options remain outstanding, but no new options may be granted, which is our Employee Stock Option Plan. We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	429,300(1)	$16.24(2)	563,975(3)

Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	429,300	$16.24	563,975

(1)

Includes 208,000 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices; and 221,300 shares of Common Stock subject to outstanding stock options.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.
(3)

Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 annual meeting and ending with the 2013 annual meeting, the maximum number of shares of Common Stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii) such lesser number of shares (which may be zero or any number less than 25,000) as determined by our Board of Directors. Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan will increase from 1,000,000 to 1,025,000 on May 6, 2009, the date of our 2009 annual meeting. The share numbers included in the table do not reflect this adjustment or any future adjustments. The shares that remain available for future grants include 475,975 shares that may be granted as stock options under our 2004 Equity Incentive Plan, 38,000 shares that may be issued as performance-based restricted stock under our 2003 Restricted Stock Award Plan and an additional 50,000 shares that may be awarded under the 2003 Restricted Stock Award Plan upon contribution of such shares to us by our current Chairman of the Board, in his discretion, in accordance with the Plan. The 475,975 shares subject to future grant under our 2004 Equity Incentive Plan may, alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equity Securities

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Our Board had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares and the remaining balance of 264,000 shares was repurchased during the first quarter of 2007 at a total cost of approximately $4.3 million. During the year ended December 31, 2007, we repurchased a total of 834,099 shares of our Common Stock under the current authorization, at a total cost of approximately $13.1 million. During the year ended December 31, 2008, no shares of our Common Stock were repurchased. Our current repurchase authorization has 1,165,901 shares remaining.

Common Stock repurchases during the quarter ended December 31, 2008 are as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 - October 31, 2008	--	--	--	1,165,901
November 1, 2008 - November 30, 2008	--	--	--	1,165,901
December 1, 2008 - December 31, 2008	--	--	--	1,165,901
Total	--	--	--	1,165,901

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data and other operating information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” We derived the selected consolidated Statements of Income and Balance Sheets data as of and for each of the five years ended December 31, 2008 from our audited financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(in thousands, except per share data and key operating statistics)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statements of Income Data:
Revenue:
Trucking revenue	$381,055	$382,064	$370,780	$358,522	$314,431
Strategic Capacity Solutions revenue	16,502	9,124	14,521	18,107	21,449
Total base revenue	397,557	391,188	385,301	376,629	335,880
Fuel surcharge revenue	138,063	90,921	80,317	63,074	27,225
Total revenue	535,620	482,109	465,618	439,703	363,105
Operating expenses and costs:
Fuel and fuel taxes	189,042	153,023	138,629	121,026	81,722
Salaries, wages and employee benefits	157,729	162,236	152,998	143,164	125,953
Depreciation and amortization	50,919	49,093	46,739	41,890	35,871
Purchased transportation	40,323	18,609	19,815	24,710	28,317
Insurance and claims	28,999	31,144	27,006	26,172	26,224
Operations and maintenance	27,729	25,815	21,919	21,178	24,736
Operating taxes and licenses	6,456	6,368	6,610	6,224	5,653
Litigation verdict	--	4,690	--	--	--
Communications and utilities	4,075	3,787	3,362	3,220	3,039
Gain on disposal of assets	(19)	(395)	(541)	(1,144)	(1,040)
Other	18,220	19,429	22,677	19,766	14,831
Total operating expenses and costs	523,473	473,799	439,214	406,206	345,306

Operating income	12,147	8,310	26,404	33,497	17,799
Other expenses (income):
Interest expense	4,643	5,130	4,192	4,829	3,539
Other, net	139	22	(134)	(19)	33
Total other expenses, net	4,782	5,152	4,058	4,810	3,572

Income before income taxes	7,365	3,158	22,346	28,687	14,227
Income tax expense	4,225	3,018	9,905	13,119	6,795

Net income	$3,140	$140	$12,441	$15,568	$7,432

Per share information:
Average shares outstanding (Basic)	10,220	10,596	11,353	10,034	9,268
Basic earnings per share	$0.31	$0.01	$1.10	$1.55	$0.80

Average shares outstanding (Diluted)	10,238	10,651	11,561	10,328	9,398
Diluted earnings per share	$0.31	$0.01	$1.08	$1.51	$0.79

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (continued)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Other Financial Data:
Operating ratio (1)	96.9%	97.9%	93.1%	91.1%	94.7%
Cash flows from operations	$65,869	$58,585	$76,249	$56,552	$37,292
Capital expenditures, net (2)	64,997	39,967	74,583	56,525	89,379
Key Operating Statistics:
Base Trucking revenue per tractor per week	$2,869	$2,842	$2,831	$2,936	$2,766
Average miles per tractor per week	2,216	2,236	2,186	2,325	2,285
Empty mile factor (3)	10.7%	11.1%	10.3%	8.7%	8.4%
Weighted average number of tractors (4)	2,540	2,578	2,512	2,342	2,174
Total miles (loaded and empty) (in thousands)	294,248	300,577	286,317	283,921	259,725
Average miles per tractor	115,846	116,593	113,980	121,230	119,469
Average miles per trip (5)	718	784	837	837	839
Average age of tractors, at end of period (in months)	24	25	21	19	18
Average age of trailers, at end of period (in months)	51	42	36	38	39

Balance Sheets Data:
Cash and cash equivalents	$1,541	$8,014	$7,132	$994	$1,189
Total assets	332,268	332,938	339,494	308,079	288,154
Long-term debt, capital leases and note payable, including current portion	97,605	96,162	95,406	89,232	140,442
Stockholders’ equity	146,773	143,191	159,558	149,833	85,528
Total debt, less cash, to total capitalization ratio	39.3%	36.8%	34.6%	37.4%	62.1%

(1)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.
(2)	Capital expenditures, net equals cash purchases of property and equipment plus the liability incurred for leases on revenue equipment less proceeds from the sale of property and equipment.
(3)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(4)	Weighted average number of tractors includes company-operated tractors plus owner-operator tractors.
(5)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We previously organized our divisions into three segments, as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. Due to the evolution of our business over the past few years, during the quarter ended June 30, 2006, we reclassified our five divisions into two segments for internal reporting and monitoring purposes. The information we present in this report reflects this change.

Our business is classified into the Trucking operating segment and the Strategic Capacity Solutions operating segment, which we previously designated as operating divisions. Our Trucking operating segment includes those transportation services in which we use Company-owned tractors and owner-operator tractors, as well as Trailer-on-Flat-Car rail intermodal service. Our Strategic Capacity Solutions operating segment, which we previously referred to as USA Logistics, consists of services such as freight brokerage, transportation scheduling, routing and mode selection, as well as Container-on-Flat-Car rail intermodal service, which typically do not involve the use of Company-owned or owner-operator equipment. Both Trucking and Strategic Capacity Solutions have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report. Accordingly, they have been aggregated into one segment for financial reporting purposes.

Substantially all of our base revenue from both segments is generated by transporting, or arranging for the transportation of, freight for customers, and is predominantly affected by the rates per mile received from our customers and similar operating costs. For the years ended December 31, 2008, 2007 and 2006, Trucking base revenue represented 95.8%, 97.7% and 96.2% of total base revenue, respectively, with remaining base revenue being generated through Strategic Capacity Solutions.

       We generally charge customers for our services on a per-mile basis. The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. The variable costs include fuel expense, insurance and claims, and driver-related expenses, such as wages, benefits, training and recruitment.

Trucking. Trucking includes the following primary service offerings provided to our customers:

•

General Freight. Our General Freight service offering provides truckload freight services as a short- to medium-haul common carrier. We have provided General Freight services since our inception and we derive the largest portion of our revenues from these services. Beginning with the first quarter of 2008, we began including our regional freight operations as part of our General Freight service offering for reporting purposes. Regional freight refers to truckload freight services that involve a length-of-haul of approximately 500 miles or less.

•

Trailer-on-Flat-Car. During December 2007, we began including rail intermodal service revenue to the extent Company equipment is used in providing the service. Our Trailer-on-Flat-Car service offering provides our customers cost savings over General Freight with a transit speed slightly slower. It also allows us to reposition our equipment to maximize our freight network yield.

•

Dedicated Freight. Our Dedicated Freight service offering is a variation of our General Freight service, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our Dedicated Freight service offering also aids in driver recruitment and retention.

Strategic Capacity Solutions. Strategic Capacity Solutions includes the following primary service offerings provided to our customers:

•	Freight Brokerage. Our Freight Brokerage service offering matches customer shipments with available equipment of other carriers when it is not feasible to use our own equipment.
•

Container-on-Flat-Car. During December 2007, we began including rail intermodal service revenue to the extent Company equipment is not used in providing the service. Our Container-on-Flat-Car service offering matches customer shipments with available containers of other carriers when it is not feasible to use our own equipment.

Our Strategic Capacity Solutions service offerings provide services that complement our Trucking operations. We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings.

During December 2007, we also began offering rail intermodal services. Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight remaining in a trailer or special container throughout the trip. Our rail intermodal service offerings involve transporting, or arranging the transportation of, freight on trucks to a third party who uses a different mode of transportation, specifically rail, to complete the other portion of the shipment. For the year ended December 31, 2008, rail intermodal service offerings generated approximately 1.2% of total base revenue.

Results of Operations

Executive Overview

In 2008, our base revenue grew 1.6%, our operating margin improved by 100 basis points and our net income and earnings per share grew from $140,000 and $0.01 per share to $3.1 million and $0.31 per share, respectively. We are proud of these improvements, but these results do not tell the full story about USA Truck’s journey in 2008.

Last year can best be described by the word “change” – change in the global economy, domestic political change and change throughout USA Truck. It was a year in which we expanded exponentially our understanding of the freight transportation business and applied those lessons learned to change our operating model. We established a fresh strategic direction for USA Truck based on an in-depth study of the factors that drive shareholder value and operating performance in our industry.

VISION. Our primary long-term strategic objectives – to expand the value of our Common Stock through improved returns on capital and to improve the consistency of our earnings growth – precipitated the need to make two fundamental changes within our Company. First, deep organizational change was necessary to retool USA Truck to maximize returns on capital and de-emphasize our historical strategy to grow our tractor fleet. Second, a fresh operational approach was necessary to break our long-term addiction to long-haul freight and instead focus on freight network yield. A clear vision for USA Truck’s future emerged in 2008.

PLANNING. Transforming that vision into results required a well-conceived plan. Our team went to work assessing marketplace realities and internal capabilities. We identified eight major initiatives that we believed were essential to effecting the fundamental change needed within the Company to achieve our long-term strategic objectives.

Our internal assessment indicated needs for a stronger technology platform and more effective personnel capabilities. Two initiatives were designed to turn those opportunities into competitive advantages.

1.

Project Tech. For a variety of reasons, our legacy mainframe computer platform had become a competitive disadvantage for us. To bolster our ability to support the more rapid decision-making that our evolving business model demands, we began a three-year process to migrate our legacy mainframe platform and internally-developed software applications to server-based platforms. We will purchase off-the-shelf products for our core software needs, and develop value-added decision-support software applications internally.

2.

Project People. We recognize that aligning the interests and efforts of every employee at USA Truck is essential to achieving our long-term strategic objectives. During 2008, we instituted several programs designed to create that alignment. From job descriptions to performance evaluations to talent management, we have challenged, empowered and rewarded our employees for performance. We endeavored last year to improve the productivity of our non-driver personnel by using a combination of performance-driven management and a more focused, process-driven approach to managing our business. We believe that is the best path to service our customers, produce results for our stockholders and reward our employees.

As the vast majority of our revenue came from our truckload operations during 2008, we believe that most of our initiatives should be focused on improving the returns on capital and earnings consistency within those operations. Historically, we focused on a 900-mile length-of-haul as our primary trucking strategy. Late in 2008, for the first time in our Company’s history, we designed a freight network to maximize yield, which we define as the optimal combination of tractor utilization, pricing, empty miles and variable operating costs. We now know the specific traffic lanes in which we want to move freight, and the required volumes and prices. We believe that bringing this defined freight network to life through the following initiatives launched during 2008 will allow us to achieve our long-term strategic objectives.

3.

Project Velocity. The marketplace for truckload freight has changed. The proliferation of retail distribution centers and the growing rail intermodal market share in long-haul lanes have decreased truckload freight volume in those long-haul lanes. The marketplace is forcing truckload carriers into shorter-haul markets, but operational execution in those markets is very challenging and requires tremendous intensity and discipline. Though we are targeting network yield (not length-of-haul), we recognize that our model will be shorter-haul biased simply because that market is where the freight volumes are. Thus, it was imperative for us to prepare the Company to execute in the shorter-haul environment. We define “Velocity” as the measure of the number of times we load our fleet each week. Our Project Velocity was designed to do just that, and it produced encouraging results. During 2008, we improved our velocity 8.6% while shortening our length-of-haul 8.4% from 784 miles to 718 miles, and we did it while improving our empty mile percentage by 40 basis points from 11.1% to 10.7%.

4.

Yield Management. The concept of freight network yield was foreign to us prior to 2008, so it was necessary to launch an initiative to educate our people about yield and to start incorporating it into our business processes and performance measurements. Our Yield Management initiative laid the foundation for the development of our defined freight network. While yield is not driven exclusively by pricing, we were able to increase our Trucking base revenue per total mile by 1.9% during 2008. We also reduced our tractor fleet by approximately 250 tractors during the fourth quarter to help us maintain that pricing level. We are committed to managing our freight operations to maximize yield.

5.

Cost Discipline. USA Truck has long been an industry leader in operating cost per mile. However, cost is such a critical component for network yield that we revisited our entire cost structure during 2008. We now manage costs weekly, and we look at it in two buckets: variable costs per mile and total fixed costs. Our primary goal is obviously to keep costs as low as possible, but we also want to improve the flexibility within the cost structure so it can be quickly adjusted as economic conditions change. For example, we reduced our driver pay scale for new-hires twice last year, which resulted in a significant cost reduction in 2008 compared to 2007. We have also devoted considerable attention to fuel costs, to gross margins in our asset-light service offerings and to an assortment of fixed costs including non-driver wages (which we reduced considerably throughout the year as we trimmed non-driver headcount by 18.7%).

6.

War on Accidents. Another area where we see potential for meaningful cost reduction is insurance and claims. Our approach to safety is simple: hire better drivers, train them better and hold them accountable for performance. There are many moving parts to this initiative, but the basic formula is working. During 2008, our accident frequency declined 17.1%, leading to a 70 basis point reduction in overall insurance and claims expense.

Bringing our freight network design to life and successfully implementing all of the above six initiatives will be quite an accomplishment, but it will not be enough for us to consistently grow our earnings or to produce returns on capital exceeding our cost of capital through the ups and downs of our cyclical industry. Nor will those initiatives provide the integrated bundle of services that our customers will demand.

That is why our plan calls for more than just asset-based truckload services. That is why we have launched two asset-light initiatives through our Strategic Capacity Solutions operating segment that are designed to boost our returns on capital, to provide another source of sustainable earnings growth and to offer our customers flexible capacity for their transportation needs in a variety of service and cost levels.

7.

Rail Intermodal Service Launch. In late December 2007, we moved our first load of rail intermodal freight. During 2008, we produced base revenue of $4.6 million, more than doubling our goal of $2.0 million for 2008. We remain on the steep slope of the learning curve, but we are committed to further incorporating intermodal into our trucking operations to make the integration as seamless as possible for our customers as 2009 unfolds.

8.

Brokerage Service Growth. We grew brokerage 86.8% to $15.3 million, short of our 2008 goal of $18.0 million. Despite falling short of our goal, we continue to gain more knowledge of the brokerage business and we are incorporating that knowledge into our brokerage model, which we intend to expand in 2009.

Our new strategic direction, objectives and supporting initiatives are part of a long-term strategic plan that we call VEVA (Vision for Economic Value Added). VEVA is a detailed, quarter-by-quarter operating plan designed to expand our Common Stock valuation multiples to the mean of our truckload peer group by the end of 2010 (Phase I) by earning a 10% return on capital and simultaneously driving our weighted average cost of capital below 10%. By 2013, VEVA calls for the expansion of our Common Stock valuation multiples beyond our truckload peer group’s mean by sustaining or improving our capital management targets and leveraging a more diversified business model to produce a 10% compounded annual earnings growth rate (Phase II).

EXECUTION. VEVA is clearly an ambitious plan. We subscribe to the old adage that “the devil is in the details.” While the plan is aggressive, we believe that it is achievable. Our success depends on our ability to execute.

Strategic plans do not execute; people do. We have painstakingly identified the key performance indicators (KPI) for VEVA, set targets for each of them and assigned ownership to individual employees who have accepted responsibility for them and are held accountable for results daily. Executive management is providing resources, removing barriers and working closely with middle management and front-line personnel to ensure that those targets are met. While the returns on capital and earnings growth goals are ambitious, the individual KPI targets are reasonable. By focusing on those individual KPI targets, we believe that we can reach our long-term strategic objectives.

Economic factors will play a big role in determining when we reach those objectives. The last quarter of 2008 into the early months of 2009 was the most difficult operating environment that we have ever seen. Not only have the challenging conditions made it difficult to make the changes to our operating model that VEVA demands, but it has also consumed our time and resources because of the hands-on management required to navigate through it.

The economic recession could delay the timeframes set forth by VEVA, but it has not changed our strategic direction. We are pleased with the progress we have made operationally and culturally, and we believe that our strong balance sheet and cash flow will serve us well during these turbulent times.

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

Base revenues from our Strategic Capacity Solutions operating segment, consisting primarily of base revenues from our Freight Brokerage service offering, have fluctuated in recent periods. This service offering does not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue with a related change in purchased transportation expense. Since changes in Strategic Capacity Solutions revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below. Base revenues from our Strategic Capacity Solutions operating segment increased approximately 80.9% from December 31, 2007 to December 31, 2008. However, base revenues from our Strategic Capacity Solutions operating segment represented only 4.2%, 2.3% and 3.8%, of total base revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue for the years indicated. The period-to-period comparisons below should be read in conjunction with this table and our consolidated statements of income and accompanying notes.

	Year Ended December 31,
	2008	2007	2006
Base revenue	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	39.7	41.5	39.7
Fuel and fuel taxes (1) (2)	13.8	16.3	15.8
Depreciation and amortization	12.8	12.4	12.1
Purchased transportation (2)	9.2	4.4	4.5
Insurance and claims	7.3	8.0	7.0
Operations and maintenance	7.0	6.6	5.6
Operating taxes and licenses	1.5	1.6	1.7
Litigation verdict	--	1.2	--
Communications and utilities	1.0	1.0	0.9
Gain on disposal of revenue equipment, net	--	(0.1)	(0.1)
Other	4.6	5.0	5.9
Total operating expenses and costs	96.9	97.9	93.1
Operating income	3.1	2.1	6.9
Other expenses:
Interest expense	1.2	1.3	1.1
Other, net	--	--	--
Total other expenses, net	1.2	1.3	1.1
Income before income taxes	1.9	0.8	5.8
Income tax expense	1.1	0.8	2.6
Net income	0.8%	--%	3.2%
(1)	Net of fuel surcharges.
(2)

In 2008, the Company allocated fuel surcharge revenue to the Trucking and the Strategic Capacity Solutions operating segments. For purposes of this table, fuel surcharge revenue is netted against fuel and fuel taxes and purchased transportation expense. Percentages for 2007 and 2006 have been recalculated to reflect this reclassification.

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Results of Operations – Combined Services

Our base revenue grew 1.6% from $391.2 million to $397.6 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections, below.

Net income for all divisions was $3.1 million as compared to $0.1 million for 2007.

Overall, our operating ratio improved by 1.0 percentage points of base revenue to 96.9% as a result of the following factors:

•

Salaries, wages and employee benefits decreased by 1.8 percentage points of base revenue due to a 160.5% increase in the average number of owner-operators and a 3.8% increase in base revenue per mile. If we are able to continue to increase owner-operators as a percentage of our total fleet, we would expect salaries, wages and employee benefits would continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Fuel and fuel taxes decreased by 2.5 percentage points of base revenue primarily due to a 7.8% decrease in the net price paid for diesel fuel, a 1.1 percentage point decrease in out-of-route miles and, as mentioned above, an increase in the average number of owner-operators, which bear their own fuel expenses.

•

Insurance and claims decreased by 0.7 percentage point of base revenue primarily due to a decrease in adverse claims experience and a reduction in the frequency of accidents. Department of Transportation reportable accidents fell approximately 23.1% in 2008. If we are able to continue to successfully execute our “War on Accidents” safety initiative we would expect insurance and claims expense to gradually decrease in the long term, though remaining volatile from period-to-period.

•

Operations and maintenance increased by 0.4 percentage points of base revenue as direct repair costs on our tractors and trailers increased 5.0% due to a 7.1% increase in the average age of the tractor fleet for the year from 22.1 months in 2007 to 23.7 months in 2008 and a 30.5% increase in the average age of the trailer fleet for the year.

•

Purchased transportation increased by 4.8 percentage points of base revenue due primarily to the increase in carrier expense associated with our Strategic Capacity Solutions operating segment and the above-mentioned increase in owner-operator tractors. We expect this expense will continue to increase when compared to prior periods if we can achieve our goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions operating segment.

•

Other operating expenses decreased by 0.4 percentage points of base revenue primarily due to a decrease in driver recruiting costs of 13.8%. The reduction in driver recruiting costs resulted from lower driver turnover (-8.3%) and an accommodating market for hiring drivers.

•

Our effective tax rate decreased from 95.6% in 2007 to 57.4% in 2008. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect and due to permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Fiscal Year Ended December 31,
	2008	2007
Total miles (in thousands) (1)	294,248	300,577
Empty mile factor (2)	10.7%	11.1%
Weighted average number of tractors (3)	2,540	2,578
Average miles per tractor per period	115,846	116,593
Average miles per tractor per week	2,216	2,236
Average miles per trip (4)	718	784
Base Trucking revenue per tractor per week	$2,869	$2,842
Number of tractors at end of period (3)	2,392	2,557

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Tractors include Company-operated tractors currently in service plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Base Revenue

Base revenue from Trucking decreased by 0.3% to $381.1 million. The decrease was the result of several factors:

•	A decrease in the miles per tractor per week (-0.9%) and a decrease in the weighted average number of tractors (-1.5%).
•

General Freight revenue decreased 1.6%. This decrease was partially offset by the addition of our Trailer-on-Flat-Car Intermodal service offering (from zero to $4.0 million) and a 1.7% increase in Dedicated Freight base revenue.

•

Although diesel fuel prices declined during the second half of 2008, the decline was not enough to offset deteriorating freight demand. We believe these lower diesel prices provided a working capital boost to marginal carriers, thus allowing them to continue their operations thereby exacerbating the imbalance between industry truck supply and freight demand.

•

The deterioration in the freight environment took its toll on our performance this year. The most significant impact of the deterioration was a reduction in Trucking base revenue, which resulted in a 0.9% decline in our tractor utilization. Operating margin was squeezed as Trucking base revenue declined at a faster rate than fixed costs could be removed from our system. The reduced utilization muted the effects of the falling fuel prices during the second half of the year (since lower fuel prices are only relevant if we are running miles).

•

Depressed freight volumes and increased competition for available loads drove down our revenue per tractor per week. However, we did improve our Trucking base revenue per loaded mile 1.4%, and our improved operational efficiency was evident in the 8.6% increase in Velocity (defined as the number of times we load our fleet each week).

Results of Operations – Strategic Capacity Solutions

We have strategically targeted Freight Brokerage and Rail Intermodal for growth. We established goals for 2008 to double the size of our Freight Brokerage base revenue to approximately $18 million and to establish a presence in the rail intermodal market with $2 million of related base revenue in 2008. We finished the year with base revenue from Strategic Capacity Solutions that increased 80.9% to $16.5 million primarily due to an 86.8% increase in our Freight Brokerage base revenue, short of our 2008 objective. Base revenue from our Container-on-Flat-Car service offering grew from zero to $0.6 million. As indicated above, the remaining portion of our rail intermodal service offerings is classified into our Trucking operating segment.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Results of Operations – Combined Services

Our base revenue grew 1.5% from $385.3 million to $391.2 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections, below.

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

Results of Operations – Trucking

Key Operating Statistics:

	Fiscal Year Ended December 31,
	2007	2006
Total miles (in thousands) (1)	300,577	286,317
Empty mile factor (2)	11.1%	10.3%
Weighted average number of tractors (3)	2,578	2,512
Average miles per tractor per period	116,593	113,980
Average miles per tractor per week	2,236	2,200
Average miles per trip (4)	784	837
Base Trucking revenue per tractor per week	$2,842	$2,831
Number of tractors at end of period (3)	2,557	2,571

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.
(3)	Tractors include Company-operated tractors currently in service plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

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

•

Dedicated Freight base revenue decreased 11.3% due mostly to a reduction in the tractor count by 17.4% while the base revenue per tractor per week increased 6.9%. Over the past year, we have made several changes to our freight mix by adding new customer accounts that provide fewer miles, but higher revenue per mile and removing certain customer accounts that provided more miles but lower revenue per mile.

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

Results of Operations – Strategic Capacity Solutions

Base revenue from Strategic Capacity Solutions decreased by 37.2% to $9.1 million. Freight brokerage base revenue decreased to $8.2 million, a 0.3% decrease. During 2006, we implemented a strategic redeployment of our resources toward less complex logistics services in which we can provide a level of on-time, quality service commensurate with the services we provide through our Trucking divisions. As a result, the base revenue derived from those logistics services decreased by 85.2% to $0.9 million.

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

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price. Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not typically receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any hedging arrangements that protect us against fuel price increases. Overall, the market fuel prices per gallon were higher in 2008 and 2007 than they were in 2006.

Off-Balance Sheet Arrangements

From time to time we enter into operating leases for certain facilities and office equipment that are not reflected in our balance sheet and we do not believe those leases have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any other off-balance sheet arrangements.

Liquidity and Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease-purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. During 2008, the maximum amount borrowed under the Facility, including letters of credit was approximately 74.6% of the total amount available and we ended the year with outstanding borrowings, including letters of credit equal to approximately 39.8% of the total amount available. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. At December 31, 2008, we had approximately $60.2 million available under our Facility and $9.4 million of availability for new capital leases under existing lease facilities. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Our balance sheet debt, less cash, represents just 39.3% of our total capitalization, and we have no material off-balance sheet debt. We have financed most of our 2008 tractor purchases with 42-month, fixed–rate capital leases. Our capital leases currently represent 64.7 % of our total debt and carry an average fixed rate of 4.0%. Not only does that provide us with a natural hedge against recent London Interbank Offered Rate volatility, but it has also freed up availability on our revolving credit line on which we could currently borrow up to an additional $60.2 million without violating any of our current financial covenants. Despite a heavy tractor trading program, we produced $39.5 million in free cash flow (cash flow from operations less net capital expenditures) during 2008, which was only $2.7 million less than that of 2007 when we purchased a relatively small number of tractors. We expect our 2009 capital expenditures to more resemble 2007 levels than those of 2008. In summary, based on our operating results, anticipated future cash flows, and current availability under our Facility and capital lease-purchase arrangements that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

If the credit markets continue to erode, we also may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources. We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments or for general corporate purposes. As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all. If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, results of operations and potential investments.

Cash Flows
	(in thousands) Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$65,869	$58,585	$76,249
Net cash used in investing activities	(26,359)	(16,394)	(70,496)
Net cash (used in) provided by financing activities	(45,983)	(41,309)	385

Cash generated from operations increased $7.3 million during 2008 as compared to 2007, as a result of an increase in net income of $3.0 million, a decrease in accounts receivable of $8.8 million resulting from improved collection procedures and decreased freight volumes, an increase in payables and accrued expenses of $6.6 million the most significant component of which is a $2.1 million increase in income tax accrual, and a decrease in insurance and claims accruals of $8.2 million. Cash generated from operations decreased $17.7 million during 2007 as compared to 2006. The change was primarily due to a decrease in net income of $12.3 million and a decrease in deferred income taxes of $5.7 million from 2006 to 2007.

Cash used in investing activities increased $10.0 million during 2008 as compared to 2007, due to an increase in expenditures for revenue equipment. Cash used in investing activities decreased $54.1 million during 2007 as compared to 2006, due to a decrease in expenditures for revenue equipment.

Cash used in financing activities increased $4.7 million during 2008 as compared to 2007.The change was primarily due to a reduction in net borrowings on our Senior Credit Facility, which was made possible by a $14.9 million increase in capital leases and a decrease in bank drafts payable. Cash used in financing activities was $41.3 million in 2007 compared to cash provided by financing activities of $0.4 million in 2006. The $41.7 million difference is due primarily to a reduction in net borrowings on our Senior Credit Facility and an increase in repurchases of our common stock.

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

The Facility is collateralized by revenue equipment having a net book value of approximately $183.4 million at December 31, 2008 and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. At this time, the Company does not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At December 31, 2008, $33.2 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the year ended December 31, 2008, the effective interest rate was 4.3%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At December 31, 2008, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of December 31, 2008, we were in compliance with the covenants.

Certain leases contain cross-default provisions with our other financing agreements.

Equity

At December 31, 2008, we had stockholders’ equity of $146.8 million and debt of $97.6 million, resulting in a total debt, less cash, to total capitalization ratio of 39.3% compared to 36.8% at December 31, 2007.

Purchases and Commitments

As of December 31, 2008, our forecasted capital expenditures, net of proceeds from the sale of revenue equipment, for 2009 were $38.6 million, $32.1 million of which relates to revenue equipment.  We expect to use the balance of $6.5 million primarily for property acquisitions, facility construction, improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the year ended December 31, 2008, we made $65.0 million of net capital expenditures, including $61.6 million for revenue equipment purchases ($38.6 million of which were capital lease obligations) and a net of $3.4 million was for facility expansions and non-revenue equipment.

The following table represents our outstanding contractual obligations at December 31, 2008:

	(in thousands)
	Payments Due By Period
	Total	2009	2010-2011	2012-2013	Thereafter
Contractual Obligations:
Long-term debt obligations (1)	$33,200	$--	$33,200	$--	$--
Capital lease obligations (2)	67,634	19,067	36,662	11,905	--
Purchase obligations (3)	12,476	12,476	--	--	--
Rental obligations	1,085	443	289	22	331
Total	$114,395	$31,986	$70,151	$11,927	$331
(1)	Long-term debt obligations, excluding letters of credit in the amount of $6.6 million, consist of our Senior Credit Facility, which matures on September 1, 2010.
(2)	Includes interest payments not included in the balance sheet.
(3)	Purchase obligations include commitments to purchase approximately $12.4 million of revenue equipment none of which is cancelable by us upon advance written notice.

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

•

Accounting for Income Taxes.  Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of income.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our

tax returns.   Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable. We have not recorded a valuation allowance at December 31, 2008, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During 2008, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of income.

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

Interest Rate Risk. We are exposed to interest rate risk primarily from our Senior Credit Facility. Our Senior Credit Facility, as amended, provides for borrowings that bear variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At December 31, 2008, we had $33.2 million outstanding pursuant to our Senior Credit Facility. Assuming the outstanding balance at year end remained constant throughout the upcoming year, a hypothetical one-percentage point increase in interest rates applicable to the Senior Credit Facility would increase our annual interest expense by approximately $0.33 million.

On October 21, 2008, we entered into an interest rate swap agreement with a notional amount of $9.0 million with an effective date of October 21, 2008. We designated the $9.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the three-month London Interbank Offered Rate. The rate on the swap is fixed at 4.25% until January 20, 2009.

On February 6, 2009, we entered into a $10.0 million dollar interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement will be accounted for as a cash flow hedge.

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

YEAR ENDED DECEMBER 31, 2008

REPORT OF GRANT THORNTON LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware Corporation) and subsidiary (collectively referred to as the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Truck, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2009, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 26, 2009

                          USA Truck, Inc.

                                                                       CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)
	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,541	$8,014
Accounts receivable:
Trade, less allowance for doubtful accounts of $204 in 2008 and $81 in 2007	36,597	44,563
Other	2,261	2,187
Inventories	1,541	1,172
Deferred income taxes	4,717	5,420
Prepaid expenses and other current assets	4,381	4,451
Total current assets	51,038	65,807

Property and equipment:
Land and structures	36,101	35,382
Revenue equipment	354,712	338,036
Service, office and other equipment	23,923	18,448
	414,736	391,866
Accumulated depreciation and amortization	(133,863)	(125,090)
	280,873	266,776
Other assets	357	355
Total assets	$332,268	$332,938

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$4,500	$11,785
Trade accounts payable	7,533	7,429
Current portion of insurance and claims accruals	10,106	11,965
Accrued expenses	12,158	9,572
Note payable	1,285	1,538
Current maturities of long-term debt and capital leases	16,956	24,412
Total current liabilities	52,538	66,701

Long-term debt and capital leases, less current maturities	79,364	70,212
Deferred income taxes	48,563	48,024
Insurance and claims accruals, less current portion	5,030	4,810

Commitments and contingencies	--	--

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; authorized 30,000,000 shares; issued 11,777,439 shares in 2008 and 11,560,160 shares in 2007	118	116
Additional paid-in capital	64,171	63,487
Retained earnings	104,700	101,560
Less treasury stock, at cost (1,366,500 shares in 2008 and 1,352,500 shares in 2007)	(22,163)	(21,972)

Accumulated other comprehensive income	(53)	--
Total stockholders’ equity	146,773	143,191
Total liabilities and stockholders’ equity	$332,268	$332,938

See accompanying notes.

                        USA Truck, Inc.

                                                          CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
	Year Ended December 31,
	2008	2007	2006
Revenue:
Base revenue	$397,557	$391,188	$385,301
Fuel surcharge revenue	138,063	90,921	80,317
Total revenue	535,620	482,109	465,618

Operating expenses and costs:
Salaries, wages and employee benefits	157,729	162,236	152,998
Fuel and fuel taxes	189,042	153,023	138,629
Depreciation and amortization	50,919	49,093	46,739
Purchased transportation	40,323	18,609	19,815
Insurance and claims	28,999	31,144	27,006
Operations and maintenance	27,729	25,815	21,919
Operating taxes and licenses	6,456	6,368	6,610
Litigation verdict	--	4,690	--
Communications and utilities	4,075	3,787	3,362
Gain on disposal of assets	(19)	(395)	(541)
Other	18,220	19,429	22,677
Total operating expenses and costs	523,473	473,799	439,214
Operating income	12,147	8,310	26,404

Other expenses (income):
Interest expense	4,643	5,130	4,192
Other, net	139	22	(134)
Total other expenses, net	4,782	5,152	4,058
Income before income taxes	7,365	3,158	22,346

Income tax expense:
Current	2,950	188	1,422
Deferred	1,275	2,830	8,483
Total income tax expense	4,225	3,018	9,905
Net income	$3,140	$140	$12,441

Net income per share:
Basic earnings per share	$0.31	$0.01	$1.10

Diluted earnings per share	$0.31	$0.01	$1.08
See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional			Accumulated Other
		Par	Paid-in	Retained	Treasury	Comprehensive	Unearned
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Compensation	Total
Balance at January 1, 2006	11,415	$114	$62,086	$88,979	$(60)	$--	$(1,286)	$149,833
Exercise of stock options	58	1	485	--	--	--	-- --	486
Tax benefit on exercise of stock options	--	--	213	--	--	--	--	213
Purchase of 230 shares of Common Stock into treasury	--	--	--	--	(4,199)	--	--	(4,199)
Sale of 2 shares of treasury stock to employee stock purchase plan	--	--	21	--	52	--	--	73
Stock based compensation	--	--	711	--	--	--	-- --	711
Elimination of unearned compensation	--	--	(1,286)	--	--	--	1,286	--
Net income for 2006	--	--	--	12,441	--	--	--	12,441
Balance at December 31, 2006	11,473	$115	$62,230	$101,420	$(4,207)	$--	$--	$159,558

Exercise of stock options	88	1	894	--	--	--	-- --	895
Tax charge on exercise of stock options	--	--	(12)	--	--	--	--	(12)
Purchase of 1,098 shares of Common Stock into treasury	--	--	--	--	(17,403)	--	--	(17,403)
Retirement of forfeited restricted stock	--	--	362	--	(362)	--	--	--
Stock based compensation	--	--	13	--	--	--	--	13
Net income for 2007	--	--	--	140	--	--	--	140
Balance at December 31, 2007	11,561	$116	$63,487	$101,560	$(21,972)	$--	$--	$143,191

Exercise of stock options	17	--	186	--	--	--	--	186
Tax benefit on exercise of stock options	--	--	23	--	--	--	--	23
Stock Based Compensation	--	--	286	--	--	--	--	286
Retirement of forfeited restricted stock	--	--	191	--	(191)	--	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(33)	--	--	--	--	--	(53)	--	(53)
Restricted stock award grant	200	2	(2)	--	--	--	--	--
Net income for 2008	--	--	--	3,140	--	--	--	3,140
Balance at December 31, 2008	11,778	$118	$64,171	$104,700	$ (22,163)	$(53)	$--	$146,773

See accompanying notes.

                         USA Truck, Inc.

                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$3,140	$140	$12,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,919	49,093	46,739
Provision for doubtful accounts	134	(15)	36
Deferred income taxes	1,242	2,831	8,482
Excess tax benefit from exercise of stock options	(23)	(39)	(213)
Write off of tax asset on exercise of stock options	--	51	--
Stock based compensation	286	13	711
Gain on disposal of property and equipment	(19)	(395)	(541)
Changes in operating assets and liabilities:
Accounts receivable	7,758	(1,051)	5,491
Inventories, prepaid expenses and other current assets	(299)	3,573	(2,939)
Trade accounts payable, accrued expenses and note payable	4,370	(2,192)	7,043
Insurance and claims accruals	(1,639)	6,576	(1,001)
Net cash provided by operating activities	65,869	58,585	76,249

Investing activities
Purchases of property and equipment	(57,186)	(32,338)	(100,921)
Proceeds from sale of property and equipment	30,829	16,116	30,442
Change in other assets	(2)	(172)	(17)
Net cash used in investing activities	(26,359)	(16,394)	(70,496)

Financing activities
Borrowings under long-term debt	120,689	155,278	201,431
Principal payments on long-term debt	(130,582)	(150,178)	(177,007)
Principal payments on capitalized lease obligations	(27,051)	(27,836)	(22,202)
Principal payments on note payable	(1,963)	(2,299)	(2,534)
Net (decrease) increase in bank drafts payable	(7,285)	246	4,124
Payments to repurchase Common Stock	--	(17,403)	(4,199)
Excess tax benefit (charge) from exercise of stock options	23	(12)	213
Proceeds from sale of treasury stock	--	--	73
Proceeds from exercise of stock options	186	895	486
Net cash (used in) provided by financing activities	(45,983)	(41,309)	385

Decrease (increase) in cash and cash equivalents	(6,473)	882	6,138
Cash and cash equivalents:
Beginning of period	8,014	7,132	994
End of period	$1,541	$8,014	$7,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,789	$5,154	$3,977
Income taxes	499	560	2,206
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for leases on revenue equipment	38,640	23,745	4,104
Liability incurred for note payable	1,710	2,046	2,178

See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.	Summary of Significant Accounting Policies

Description of Business

USA Truck (the “Company”) is a short- to medium-haul, dry van truckload carrier transporting general commodities throughout the continental United States and between locations in the United States and Canada. The Company transports general commodities into Mexico by allowing through-trailer service on our trailers through the facility in the city of Laredo, Texas, which is operated by the Company’s wholly-owned subsidiary.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and significant intercompany transactions have been eliminated in consolidation. The Company has no investments in or contractual obligations with variable interest entities.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. On occasion, the Company will accumulate balances in a money market account in an amount that exceeds the depository bank’s federally insured limit. Because these balances are accumulated on a short-term basis, the Company does not believe its exposure to loss to be a significant risk.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2008, 2007 and 2006, the Company’s top ten customers generated 32%, 34% and 36% of total revenue, respectively. During the three year period ended December 31, 2008, no single customer represented more than 10% of total revenue. Other accounts receivable consists primarily of proceeds from the sale of revenue equipment. The carrying amount reported in the balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 30 days from the billing date.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2008, 2007 and 2006:

	(in thousands)
	Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$81	$96	$104
Amounts (credited) charged to expense	135	(15)	36
Uncollectible accounts written off, net of recovery	(12)	--	(44)
Balance at end of year	$204	$81	$96

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets include temporary differences relating to depreciation, capitalized leases and certain revenues and expenses. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007 and has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. The only periods subject to examination for its federal returns are the 2005, 2006 and 2007 tax years. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2008, the Company had no unrecognized tax benefits and we have not recorded any through December 31, 2008. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Property and Equipment

Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method using the following estimated useful lives: structures – 5 to 39.5 years; revenue equipment – 3 to 10 years; and service, office and other equipment – 3 to 20 years. Gains and losses on asset sales are reflected in the year of disposal. Revenue equipment acquired under capital lease is depreciated over the lease term. Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and expensed when placed in service.

We currently own two facilities in the Dayton, OH market, one of which is not being used. During the third quarter of 2008, we recorded an asset impairment charge in the amount of approximately $0.3 million to write down the asset’s value to its estimated market value, net of costs of disposal. This write down is included in Other expenses in the accompanying Consolidated Statements of Income. On October 23, 2008, we entered into a contract to sell this facility, which is expected to close during the first quarter of 2009.

During the fourth quarter of 2008, the Company removed from service approximately 250 tractors. The reduction in the Company-owned fleet targeted those tractors with the highest miles and resulted in an impairment charge in the amount of approximately $0.5 million relating to certain of those tractors. This write down, which adjusted the book value of the tractors down to their market value, is included in Other operating expenses in the accompanying Consolidated Statements of Income. The Company intends to dispose of roughly half of those high mileage tractors during the first half of 2009.

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

Interest

The Company capitalizes interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was $0.06 million, $0.02 million and $0.02 million in 2008, 2007 and 2006, respectively. Interest expense was $4.6 million, $5.1 million and $4.2 million in 2008, 2007 and 2006, respectively.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

Segment Reporting

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries. The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. Our business is classified into the Trucking operating segment and the Strategic Capacity Solutions operating segment, which we previously designated as operating divisions. These two operating segments are aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Trucking consists primarily of our General Freight and Dedicated Freight divisions, which provide truckload freight services. The results of our regional freight operations, which we previously reported as a separate division, are now included as part of the results of our General Freight division. We previously referred to our freight brokerage operations as our “Strategic Capacity Solutions” division. We now use “Strategic Capacity Solutions” to refer to the operating segment, which now consists primarily of our Freight Brokerage service offering. This service offering within the Strategic Capacity Solutions operating segment is intended to provide services that complement our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings. Our Strategic Capacity Solutions operating segment represents a relatively minor part of our business, generating approximately 4.2%, 2.3% and 3.8% of our total base revenue for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, during December 2007, we began offering rail intermodal services. The operating segment into which our rail intermodal service offerings are classified depends on whether or not Company equipment is used in providing the service. If Company equipment is used, those results are included in our Trucking operating segment. If Company equipment is not used, those results are included in our Strategic Capacity Solutions operating segment. For the year ended December 31, 2008, rail intermodal service offerings generated approximately 1.2% of total base revenue.

Our business is classified into the Trucking operating segment and the Strategic Capacity Solutions operating segment, which we previously designated as operating divisions. Our Trucking operating segment includes those transportation services in which we use Company-owned tractors and owner-operator tractors, as well as Trailer-on-Flat-Car rail intermodal service. Our Strategic Capacity Solutions operating segment, which we previously referred to as USA Logistics, consists of services such as freight brokerage, transportation scheduling, routing and mode selection, as well as Container-on-Flat-Car rail intermodal service, which typically do not involve the use of Company-owned or owner-operator equipment. Both Trucking and Strategic Capacity Solutions have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

        Our decision to aggregate our two operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of our service offerings and our centralized internal management structure. Except with respect to the relatively minor components of our operations that do not involve the use of our tractors, key operating statistics include, for example, revenue per mile and miles per tractor per week. While the operations of our Strategic Capacity Solutions service offerings do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

Revenue Recognition

Revenue generated by the Company’s Trucking operating segment is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit time completed as a portion of the estimated total transit time in accordance with EITF 91-9, Method 5 issued by the Emerging Issues Task Force (“EITF”) of the FASB. Expenses are recognized as incurred.

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

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 becomes effective for us on January 1, 2009, and we do not expect it to have a material impact on our financial reporting.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value that are among the many accounting pronouncements that require fair value measurements and the limited guidance for applying those definitions in GAAP. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement became effective for us on January 1, 2008, and did not have a material impact on our financial position, results of operations and cash flows.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)
	December 31,
	2008	2007
Prepaid licenses, permits and tolls	$2,169	$2,121
Prepaid insurance	1,307	1,552
Other	905	778
Total prepaid expenses and other current assets	$4,381	$4,451

3.	Derivative Financial Instruments

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

On October 21, 2008, we entered into an interest rate swap agreement with a notional amount of $9.0 million with an effective date of October 21, 2008. We designated the $9.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the three-month London Interbank Offered Rate (“LIBOR”). The rate on the swap is fixed at 4.25% until January 20, 2009.

       On February 6, 2009, USA Truck, Inc. entered into a $10.0 million dollar interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement will be accounted for as a cash flow hedge.

4. Comprehensive Income

        Comprehensive income was comprised of net income plus the market value adjustment on our interest rate swap that expired on January 20, 2009, which was designated as a cash flow hedge. Comprehensive income consisted of the following components:

(in thousands)
December 31,
2008
Net income	$3,140
Change in fair value of interest rate swap, net of income tax benefit of $(33)	(53)
Total comprehensive income	$3,087

5. Accrued Expenses

Accrued expenses consist of the following:

(in thousands)
	December 31,
	2008	2007
Salaries, wages, bonuses and employee benefits	$4,118	$3,869
Other (1)	8,040	5,703
Total accrued expenses	$12,158	$9,572

(1)	As of December 31, 2008 and 2007, no single item included within other accrued expenses exceeded 5.0% of the Company’s total current liabilities.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Note Payable

At December 31, 2008, the Company had an unsecured note payable of $1.3 million payable in monthly installments of principal and interest of approximately $145,600 that matures on September 1, 2009, bearing interest at 4.8%. At December 31, 2007, the Company had an unsecured note payable of $1.5 million payable in monthly installments of principal and interest of approximately $174,600 that matured on September 1, 2008, bearing interest at 5.3%. Both of these notes payable were used to finance a portion of the Company’s annual insurance premiums at a favorable fixed rate of interest.

7.	Long-term Debt

Long-term debt consists of the following:

(in thousands)
	December 31,
	2008	2007
Revolving credit agreement (1)	$33,200	$43,093
Capitalized lease obligations (2)	63,120	51,531
	96,320	94,624
Less current maturities	16,956	24,412
Long-term debt, less current maturities	$79,364	$70,212

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At December 31, 2008, we had approximately $33.2 million in borrowing and $6.6 million in letters of credit outstanding, and $60.2 million available under the Facility. The Facility matures on September 1, 2010. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. Accordingly, the Facility can be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. At this time, the Company does not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so. The Facility bears variable interest based on the agent bank’s prime rate, or the federal funds rate plus a certain percentage or the LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at December 31, 2008 was 4.3%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At December 31, 2008, the rate was 0.2% per annum. The Facility is collateralized by revenue equipment having a net book value of $183.4 million at December 31, 2008, and all trade and other accounts receivable. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $133.9 million at December 31, 2008. We were in compliance with these covenants at December 31, 2008. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

(2)

Our capitalized lease obligations have various termination dates extending through April 2012 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.3% to 5.0% at December 31, 2008. The lease agreements require us to pay property taxes, maintenance and operating expenses.

8.	Leases and Commitments

The Company leases certain revenue equipment under capital leases with terms from three to five years.  At December 31, 2008, property and equipment included capitalized leases, which had capitalized costs of $81.6 million, accumulated amortization of $18.8 million and a net book value of $62.8 million. At December 31, 2007, property and equipment included capitalized leases, which had capitalized costs of $78.7 million, accumulated amortization of $27.4 million and a net book value of $51.3 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $13.0 million, $14.2 million and $15.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Leases and Commitments (continued)

        At December 31, 2008, the future minimum payments under capitalized leases with initial terms of one year or more were $19.1 million for 2009, $21.1 million for 2010, $15.5 million for 2011 and $11.9 million for 2012. As of December 31, 2008, the remaining minimum capital lease payments were $63.1 million, which excludes amounts representing interest of $4.5 million. The current portion of net minimum lease payments, including interest, is $19.1 million.

From time to time we enter into operating leases for certain facilities and office equipment. Rent expense under those operating leases was $1.2 million, $1.2 million and $0.9 million in 2008, 2007 and 2006, respectively. At December 31, 2008 the Company was obligated to pay future rentals under those operating leases of $0.4 million, $0.2 million, $0.1 million, $0.01 million, $0.01 million and $0.3 million for 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

Certain leases contain cross-default provisions with other financing agreements of the Company.

Commitments to purchase revenue equipment (including capital leases) and other fixed assets aggregated approximately $12.5 million at December 31, 2008.

9.	Federal and State Income Taxes

Significant components of the Company’s deferred tax liabilities and assets are as follows:

(in thousands)
	December 31,
	2008	2007
Current deferred tax assets:
Accrued expenses not deductible until paid	$5,755	$6,355
Equity Incentive Plan	360	289
Alternative Minimum Tax credit	-	278
Revenue recognition	204	174
Allowance for doubtful accounts	78	31
Total current deferred tax assets	6,397	7,127

Current deferred tax liability:
Prepaid expenses deductible when paid	(1,680)	(1,707)
Total current deferred tax liability	(1,680)	(1,707)
Net current deferred tax assets	$4,717	$5,420

Noncurrent deferred tax assets:
Capitalized leases	$137	$49
Interest rate swap	33	-
Non-compete agreement	129	151
Total noncurrent deferred tax assets	299	200

Noncurrent deferred tax liabilities:
Tax over book depreciation	(48,834)	(48,201)
Other	(28)	(23)
Total noncurrent deferred tax liabilities	(48,862)	(48,224)
Net deferred tax liabilities	$(48,563)	$(48,024)

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Federal and State Income Taxes (continued)

For the year ended December 31, 2008, the Company’s effective tax rate decreased to 57.4% from 95.6%. This decrease of 38.2% was primarily due to an increase in pre-tax income, which made the nondeductible items less of an impact to the overall tax rate. The change in the effective tax rate resulted in an increase of the deferred tax liability of approximately $0.5 million and a decrease in the deferred tax asset of approximately $0.7 million.

Significant components of the provision for income taxes are as follows:

	(in thousands)
	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$2,443	$156	$1,178
State	507	32	244
Total current	2,950	188	1,422

Deferred:
Federal	1,056	2,344	7,027
State	219	486	1,456
Total deferred	1,275	2,830	8,483
Total income tax expense	$4,225	$3,018	$9,905

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

	(in thousands)
	Year Ended December 31,
	2008	2007	2006
Income tax at statutory federal rate	$2,504	$1,074	$7,572
Federal income tax effects of:
State income taxes	(258)	(189)	(615)
Per diem and other nondeductible meals and entertainment	1,274	1,685	1,634
Other	(55)	(109)	(494)
Federal income taxes	3,465	2,461	8,097
State income taxes	760	557	1,808
Total income tax expense	$4,225	$3,018	$9,905

Effective tax rate	57.4%	95.6%	44.3%

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

10.	Employee Benefit Plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all employees. Employees can contribute up to 50% of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee. Employees’ rights to employer contributions vest after three years from their date of employment. Company matching contributions to the plan were approximately $0.7 million, $0.8 million and $0.7 million for 2008, 2007 and 2006, respectively.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock Plans

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,000,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this plan for less than the fair market value of the Common Stock as defined in the plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under this plan generally vest ratably over five years. The option price under this plan is the fair market value of the Company’s common stock at the date the options were granted, except that the exercise prices of options granted to the Chairman of the Board are equal to 110% of the fair market value of the Company’s common stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of December 31, 2008. At December 31, 2008, approximately 475,975 shares were available for granting future options or other equity awards under this plan. The Company issues new shares upon the exercise of stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, the prior period’s financial statements are not restated. Compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the year ended December 31, 2008, the Company recognized approximately $0.3 million in compensation expense related to incentive and non-qualified stock options granted under its 2004 Equity Incentive Plan. For each of the years ended December 31, 2007 and 2006, the Company recognized approximately $0.3 million in compensation expense related to incentive and non-qualified stock options granted under its 2004 Equity Incentive Plan. The adoption of SFAS 123(R) impacted the Company’s results of operations by increasing salaries, wages and employee benefits expense and increasing deferred income taxes. Such increases were immaterial in amount. Accordingly, the adoption of SFAS 123(R) had no effect on the Company’s basic and diluted earnings per share for the year ended December 31, 2006.

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

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock Plans (continued)

Information related to option activity for the year ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	298,450	$15.61
Granted	--	--
Exercised	(18,775)	10.90		46,955
Cancelled/forfeited/expired	(58,375)	14.72
Outstanding at December 31, 2008	221,300	16.24	2.1	$222,930
Exercisable at December 31, 2008 (2)	108,200	$14.47	0.7	$159,922

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of the Company’s Common Stock, as determined by the closing price on December 31, 2008 (the last trading day of the fiscal year), was $13.79. The intrinsic value for options exercised in 2008 was $46,955 and in 2007 was $484,752.

(2)	The fair value of the options exercisable at December 31, 2008 was $0.5 million.

Information related to the weighted average fair value of stock option activity for the year ended December 31, 2008 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options - December 31, 2007	188,000	$16.84
Granted (1)	--	--
Forfeited	(8,700)	17.23
Vested	(66,200)	14.94
Nonvested options - December 31, 2008	113,100	17.93
(1)	Weighted average fair value for options granted in 2007 was $7.74 and in 2006 was $11.67.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock Plans (continued)

    The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of December 31, 2008 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.47	81,900	1.3	56,300
12.10	9,600	0.1	9,600
12.62	5,000	0.3	5,000
12.66	9,600	1.6	6,400
14.50	2,400	5.7	--
15.83	5,000	5.6	--
16.08	4,500	0.6	2,250
17.06	35,000	3.6	6,200
22.54	60,050	2.7	19,450
22.93	4,500	1.3	1,500
30.22	3,750	2.1	1,500
	221,300	2.1	108,200

The following assumptions were used to value the stock options granted during the years indicated:

	2008	2007	2006
Dividend yield	--	0%	0%
Expected volatility	--	38.7% - 49.9%	40.2% - 52.1%
Risk-free interest rate	--	4.2% - 5.0%	4.4% - 5.0%
Expected life	--	3 to 9 years	2 to 7 years

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

The 2003 Restricted Stock Award Plan allows the Company to issue up to 150,000 shares of Common Stock as awards of restricted stock to its officers, 100,000 shares of which have been awarded. Awards under the Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of performance goals set by the Board of Directors based on criteria set forth in the Plan. The fair value of the 100,000 shares of Common Stock subject to the awards previously granted are being amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company recorded any unamortized compensation related to the restricted stock awards as unearned compensation in equity. In accordance with the provisions of SFAS 123(R), the compensation expense recognized is based on the market value of the Company’s Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. The amount recognized is amortized over the vesting period. The stock-based compensation (credit) expense that was recognized related to the Company’s restricted stock awards was $0.01 million, ($0.2) million and $0.4 million in 2008, 2007 and 2006, respectively, and is included in salaries, wages and employee benefits in the consolidated statements of income. The stock-based compensation expense related to restricted stock awards decreased in 2008 and 2007 because of the forfeiture of shares previously awarded due to the

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock Plans (continued)

Company not meeting designated performance goals for either year and for the termination of the employment of an officer of the Company in 2007. Accordingly, the compensation expense previously recognized for the 14,000 shares that were to vest on March 1, 2009 and the 24,000 shares that were to vest on March 1, 2008, based on 2008 and 2007 performance, respectively, has been reversed. The 14,000 shares will remain outstanding until their scheduled vesting date of March 1, 2009, at which time their forfeiture will become effective. The 24,000 shares remained outstanding until their scheduled vesting date of March 1, 2008 at which time their forfeiture became effective. For financial statement purposes, the 14,000 forfeited shares and the 24,000 forfeited shares have been recorded as treasury stock at December 31, 2008 and 2007, respectively.

Information related to the 2003 Restricted Stock Award Plan for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares - December 31, 2007	22,000	$20.37
Granted	--	--
Forfeited	(14,000)	16.21
Vested	--	--
Nonvested shares - December 31, 2008	8,000	27.66

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company. The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date. Each participating officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of retained earnings growth. Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate). Any shares that fail to vest as a result of the Company’s failure to attain a performance goal will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that plan until that plan expires in 2014.

Information related to the 2008 Restricted Stock Award for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares - December 31, 2007	--	$--
Granted	200,000	12.13
Forfeited	--	--
Vested	--	--
Nonvested shares - December 31, 2008	200,000	12.13

As of December 31, 2008, unrecognized compensation expense that related to stock options and restricted stock was $0.3 million and $2.3 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.1 years for stock options and 7.1 years for restricted stock.

On January 28, 2009, the Executive Compensation Committee of the Board of Directors of the Company approved the USA Truck, Inc. Executive Team Incentive Plan. The Plan consists of cash and equity incentive awards. The cash incentives will be awarded upon the achievement of predetermined results in designated performance measurements, which will be identified by the Committee on an annual basis. Plan participants will be paid a cash percentage of their base salaries corresponding with the level of results achieved. As determined by the Committee on an annual basis, Plan participants are also eligible for an annual Equity Incentive Award consisting of Company Common Stock. The Equity Incentive Awards will consist of a combination of Restricted Stock Awards (“RSA’s”) and Incentive Stock Options (“ISO’s”). The value of the equity award to each participant will be granted fifty percent in the form

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock Plans (continued)

of RSA’s and fifty percent in the form of ISO’s, as defined. To the extent options fail to qualify as "incentive stock options" under IRS regulations, they will be non-qualified stock options. Annual awards approved by the Committee will be granted quarterly and will vest one-third each year on August 1, beginning the year following the year in which the shares are awarded.

12.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	(in thousands, except per share amounts)
	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income	$3,140	$140	$12,441

Denominator:

Denominator for basic earnings per share – weighted average shares	10,220	10,596	11,353

Effect of dilutive securities:
Restricted Stock Award Plan	--	--	68
Employee stock options	18	55	140
	18	55	208
Denominator for diluted earnings per share – adjusted weighted
weighted average shares and assumed conversions	10,238	10,651	11,561
Basic earnings per share	$0.31	$0.01	$1.10
Diluted earnings per share	$0.31	$0.01	$1.08
Stock option shares not included in earnings per share calculation for the periods presented because their effect is anti-dilutive	117	132	90
13.	Common Stock Transactions

On January 24, 2007, the Company publicly announced that its Board of Directors authorized the repurchase of up to 2,000,000 shares of its outstanding Common Stock over a three-year period ending January 24, 2010. The Company may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by its Chairman of the Board or President. The Board had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares and the remaining balance of 264,000 shares was repurchased during the first quarter of 2007 at a total cost of approximately $4.3 million. During the year ended December 31, 2008, the Company did not repurchase any shares of its Common Stock. During the year ended December 31, 2007, we repurchased a total of 834,099 shares of its Common Stock under the current authorization, at a total cost of approximately $13.1 million. The Company’s current repurchase authorization has 1,165,901 shares remaining.

14.	Fair Value of Financial Instruments

At December 31, 2008 and 2007, the amount reported in the Company’s balance sheets for its Senior Credit Facility and capital leases approximate their fair value.

15.	Litigation

The Company is a party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. Though management believes these claims to be routine and immaterial to the long-term financial position of the Company, adverse results of one or more of these claims could have a material adverse effect on the financial position of the Company, results of operations or cash flow.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Litigation (continued)

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August, the jury returned an unfavorable verdict in this contract dispute. The jury held that we breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007.  In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.2 million for the year ended December 31, 2008. On January 2, 2008, the Company filed an appeal of the verdict and the court’s order and on September 25, 2008, the Company presented an oral argument before the 8th Circuit United States Court of Appeals. The Court of Appeals has not yet ruled on the matter.

16.	Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2008 and 2007:

	(in thousands, except per share amounts)
	2008
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$127,238	$146,127	$146,089	$116,167
Operating expenses and costs	128,647	141,017	140,238	113,571
Operating (loss) income	(1,409)	5,110	5,851	2,596
Other expenses, net	1,169	1,058	1,458	1,098
(Loss) income before income taxes	(2,578)	4,052	4,393	1,498
Income tax (benefit) expense	(632)	1,917	2,041	899
Net (loss) income	$(1,946)	$2,135	$2,352	$599

Average shares outstanding (basic)	10,211	10,220	10,223	10,225
Basic (loss) earnings per share	$(0.19)	$0.21	$0.23	$0.06

Average shares outstanding (diluted)	10,211	10,227	10,251	10,244
Diluted (loss) earnings per share	$(0.19)	$0.21	$0.23	$0.06

Note - The above amounts have been previously reported in the Company’s quarterly reports on Form 10-Q.  Certain line items in those quarterly reports may not total the corresponding amount reported in this Annual Report on Form 10-K due to rounding.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Quarterly Results of Operations (Unaudited) (continued)
	(in thousands, except per share amounts)
	2007
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$112,451	$124,389	$122,743	$122,526
Operating expenses and costs	110,362	119,555	120,708	123,173
Operating income (loss)	2,089	4,834	2,035	(647)
Other expenses, net	1,230	1,428	1,250	1,244
Income (loss) before income taxes	859	3,406	785	(1,891)
Income tax expense (benefit)	779	1,786	769	(314)
Net income (loss)	$80	$1,620	$16	$(1,577)

Average shares outstanding (basic)	11,062	10,671	10,429	10,370
Basic earnings (loss) per share	$0.01	$0.15	$--	$(0.15)

Average shares outstanding (diluted)	11,188	10,780	10,535	10,370
Diluted earnings (loss) per share	$0.01	$0.15	$--	$(0.15)

Note - The above amounts have been previously reported in the Company’s quarterly reports on Form 10-Q.  Certain line items in those quarterly reports may not total the corresponding amount reported in this Annual Report on Form 10-K due to rounding.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of December 31, 2008, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management's evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In accordance with these controls and procedures, information is accumulated and communicated to management, including our CEO, as appropriate, to allow timely decisions regarding disclosures. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

USA Truck, Inc.

We have audited USA Truck, Inc. (a Delaware Corporation) and subsidiary, collectively, the “Company’s”, internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USA Truck, Inc. and subsidiary, as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 26, 2009

Item 9B.	OTHER INFORMATION

There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2008.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Additional Information Regarding the Board of Directors—Biographical Information”, “Executive Officers” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee,” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 6, 2009, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

Our Code of Business Conduct and Ethics (“Code of Ethics”), which applies to all directors, officers and employees, and sets forth the conduct and ethics expected of all affiliates and employees of the Company, is available at our Internet address http://www.usa-truck.com, under the “Corporate Governance” tab of the “Investor Relations” page. Any amendment to, or waivers of, any provision of the Code of Ethics that apply to our principal executive, financial and accounting officers, or persons performing similar functions, will be posted at that same location on our website.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for the annual meeting of stockholders to be held on May 6, 2009, set forth certain information with respect to the compensation of management and Directors and related matters and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 6, 2009, sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” of this annual report on Form 10-K, which sets forth certain information with respect to our equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Additional Information Regarding the Board of Directors – Board Meeting, Director Independence and Committees – Director Independence” in our proxy statement for the annual meeting of stockholders to be held on May 6, 2009, set forth certain information with respect to relations of and transactions by management and the independence of our directors and nominees for election as directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 6, 2009, sets forth certain information with respect to the fees billed by our independent registered public accounting firm and the nature of services rendered for such fees for each of the two most recent fiscal years and with respect to our Audit Committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and is incorporated herein by reference.

                                                                                 PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	(a) The following documents are filed as a part of this report:	Page
1.	Financial statements.
	The following financial statements of the Company are included in Part II, Item 8 of this report:
	Consolidated Balance Sheets as of December 31, 2008 and 2007	35
	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	36
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	37
	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	38
	Notes to Consolidated Financial Statements	39

2

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

USA TRUCK, INC.

(Registrant)

By:	/s/ Clifton R. Beckham	By:	/s/ Darron R. Ming
	Clifton R. Beckham		Darron R. Ming
	President and Chief Executive Officer		Vice President, Finance, Chief Financial Officer and Treasurer

Date:	February 27, 2009	Date:	February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Powell
Robert M. Powell	Chairman of the Board and Director	February 27, 2009

/s/ Clifton R. Beckham
Clifton R. Beckham	President, Chief Executive Officer and Director	February 27, 2009

/s/ Darron R. Ming
Darron R. Ming	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 27, 2009

/s/ James B. Speed
James B. Speed	Director	February 27, 2009

/s/ Terry A. Elliott
Terry A. Elliott	Director	February 27, 2009

/s/ William H. Hanna
William H. Hanna	Director	February 27, 2009

/s/ Joe D. Powers
Joe D. Powers	Director	February 27, 2009

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	February 27, 2009

                                                                                             EXHIBIT INDEX

Exhibit Number	Exhibit
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
4.02 4.03 4.04 4.05 4.06 4.07

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

10.4*	2003 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).
10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).
10.6*	USA Truck, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company’s proxy statement filed with the Securities and Exchange Commission on March 19, 2004).
21	The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the reporting fiscal year ending December 31, 2008.
23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, compensatory plan or arrangement.
** Filed herewith