Form 10-Q
period 2009-03-31
USA TRUCK INC
filed 2009-05-05
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large Accelerated Filer _____	Accelerated Filer X	Non-Accelerated Filer _____	Smaller Reporting Company_____
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes __ No	X

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of April 28, 2009 is 10,421,735.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	March 31,	December 31,
	2009	2008 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,898	$1,541
Accounts receivable:
Trade, less allowance for doubtful accounts of $256 in 2009 and $204 in 2008	36,786	36,597
Other	2,120	2,261
Inventories	1,347	1,541
Deferred income taxes	3,366	4,717
Prepaid expenses and other current assets	6,425	4,381
Total current assets	51,942	51,038

Property and equipment:
Land and structures	36,183	36,101
Revenue equipment	353,570	354,712
Service, office and other equipment	24,039	23,923
	413,792	414,736
Accumulated depreciation and amortization	(135,841)	(133,863)
	277,951	280,873
Other assets	352	357
Total assets	$330,245	$332,268

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$6,308	$4,500
Trade accounts payable	5,953	7,533
Current portion of insurance and claims accruals	9,355	10,106
Accrued expenses	10,982	12,158
Note payable	861	1,285
Current maturities of long-term debt and capital leases	10,874	16,956
Total current liabilities	44,333	52,538

Long-term debt and capital leases, less current maturities of capital leases	89,604	79,364
Deferred income taxes	47,062	48,563
Insurance and claims accruals, less current portion	4,210	5,030

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,785,835 shares in 2009 and 11,777,439 shares in 2008	118	118
Additional paid-in capital	64,322	64,171
Retained earnings	102,820	104,700
Less treasury stock, at cost (1,366,500 shares in 2009 and 2008)	(22,163)	(22,163)
Accumulated other comprehensive income	(61)	(53)
Total stockholders’ equity	145,036	146,773
Total liabilities and stockholders’ equity	$330,245	$332,268
(1)

The balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share data)
	Three Months Ended
	March 31,
	2009	2008

Revenue:
Trucking revenue	$79,992	$93,641
Strategic Capacity Solutions revenue	2,849	3,508
Base revenue	82,841	97,149
Fuel surcharge revenue	10,655	30,089
Total revenue	93,496	127,238

Operating expenses and costs:
Salaries, wages and employee benefits	32,764	40,481
Fuel and fuel taxes	20,836	46,678
Depreciation and amortization	12,548	12,248
Purchased transportation	9,647	7,840
Operations and maintenance	7,430	7,098
Insurance and claims	5,637	7,512
Operating taxes and licenses	1,603	1,603
Communications and utilities	1,006	1,055
Loss on disposal of revenue equipment, net	19	--
Other	3,640	4,132
Total operating expenses and costs	95,130	128,647
Operating loss	(1,634)	(1,409)
Other expenses (income):
Interest expense	881	1,196
Other, net	(19)	(27)
Total other expenses, net	862	1,169
Loss before income taxes	(2,496)	(2,578)
Income tax benefit	(616)	(632)

Net loss	$(1,880)	$(1,946)

Per share information:
Average shares outstanding (Basic)	10,213	10,211
Basic loss per share	$(0.18)	$(0.19)

Average shares outstanding (Diluted)	10,213	10,211
Diluted loss per share	$(0.18)	$(0.19)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	Loss	Total
Balance at December 31, 2008	11,778	$118	$64,171	$104,700	$(22,163)	$(53)	$146,773
Exercise of stock options	3	--	39	--	--	--	39
Excess tax benefit on exercise of stock options	--	--	--	--	--	--	--
Stock-based compensation	--	--	112	--	--	--	112
Restricted Stock award	5	--	--	--	--	--	--
Change in fair value of interest rate swap, net of income tax benefit of $5	--	--	--	--	--	(71)	(71)
Reclassification of derivative net losses to statement of operations	--	--	--	--	--	63	63
Net loss for 2009	--	--	--	(1,880)	--	--	(1,880)
Balance at March 31, 2009	11,786	$118	$64,322	$102,820	$(22,163)	$(61)	$145,036

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net loss	$(1,880)	$(1,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,548	12,248
Provision for doubtful accounts	59	52
Deferred income tax benefit	(150)	(412)
Excess tax benefit from exercise of stock options	--	(19)
Stock-based compensation	112	106
Loss on disposal of property and equipment	19	--
Changes in operating assets and liabilities:
Accounts receivable	(107)	(2,841)
Inventories, prepaid expenses and other current assets	(1,850)	(2,726)
Trade accounts payable and accrued expenses	(2,764)	6,448
Insurance and claims accruals	(1,571)	(2,538)
Net cash provided by operating activities	4,416	8,372

Investing activities
Purchases of property and equipment	(10,578)	(24,039)
Proceeds from sale of property and equipment	933	5,768
Change in other assets	5	--
Net cash used in investing activities	(9,640)	(18,271)

Financing activities
Borrowings under long-term debt	22,685	44,927
Principal payments on long-term debt	(9,685)	(26,821)
Principal payments on capitalized lease obligations	(8,842)	(7,586)
Principal payments on note payable	(424)	(506)
Net increase in bank drafts payable	1,808	806
Proceeds from exercise of stock options	39	59
Excess tax benefit from exercise of stock options	--	19
Net cash provided by financing activities	5,581	10,898

Increase in cash and cash equivalents	357	999
Cash and cash equivalents:
Beginning of period	1,541	8,014
End of period	$1,898	$9,013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$599	$1,178
Income taxes	1,999	10
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	--	7,211

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments considered necessary for a fair presentation) have been included. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon. Base revenue in the consolidated statements of operations represents revenue excluding this fuel surcharge revenue.

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

Revenue generated by our Strategic Capacity Solutions operating segment (formerly referred to as our USA Logistics segment) is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs because we have responsibility for billing and collecting such revenue.

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,000,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the 2004 Equity Incentive Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years. The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of March 31, 2009. At March 31, 2009, 447,897 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.

We account for stock-based compensation costs in accordance with FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). Compensation cost recognized in the first three months of 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006.

The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three month period ended March 31, 2009, we recognized approximately $29,000 and approximately $4,000 in compensation expense related to incentive and nonqualified stock options granted under our plans, respectively. For the three month period ended March 31, 2008, we recognized approximately $72,000 and approximately $6,000 in compensation expense related to incentive and nonqualified stock options granted under our plans, respectively.

On January 28, 2009, the Executive Compensation Committee of the Board of Directors of the Company approved the USA Truck, Inc. Executive Team Incentive Plan. The Executive Team Incentive Plan consists of cash and equity incentive awards. The cash incentives will be awarded upon the achievement of predetermined results in designated performance measurements, which will be identified by the Committee on an annual basis. Executive Team Incentive Plan participants will be paid a cash percentage of their base salaries corresponding with the level of results achieved. As determined by the Committee on an annual basis, Executive Team Incentive Plan participants are also eligible for an annual Equity Incentive Award consisting of Company Common Stock, issued under the 2004 Equity Incentive Plan. The Equity Incentive Awards will consist of a combination of Restricted Stock Awards (“RSAs”) and Incentive Stock Options (“ISOs”). The value of the equity award to each participant will be granted fifty percent in the form of RSAs and fifty percent in the form of ISOs, as defined. To the extent options fail to qualify as “incentive stock options” under IRS regulations, they will be non-qualified stock options. Annual awards approved by the Committee will be granted quarterly and will vest one-third each year on August 1, beginning the year following the year in which the shares are awarded. In accordance with the terms of the Executive Team Incentive Plan, grants were made effective February 2, 2009 and consisted of 12,482 incentive stock options and 5,196 restricted shares of the Company’s Common Stock. The grants were valued at $14.18 per share, which was the closing price of the Company’s Common Stock on that date.

The table below sets forth the assumptions used to value stock options granted during the years indicated. No options were granted during the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
Dividend yield	0%	--
Expected volatility	53.1%	--
Risk-free interest rate	1.4%	--
Expected life	4.25 years	--

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

At March 31, 2009, we had 209,582 outstanding stock options with a weighted average exercise price of $16.20, and there were 96,600 vested options. The weighted average remaining contractual life of the exercisable options was approximately 0.6 years.

Information related to option activity for the three months ended March 31, 2009, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding – beginning of year	221,300	$16.24
Granted	12,482	14.18
Exercised	(3,200)	12.10		$4,634
Cancelled/forfeited/expired	(21,000)	16.07
Outstanding at March 31, 2009	209,582	16.20	2.1	123,716
Exercisable at March 31, 2009 (2)	96,600	$14.62	0.6	$85,476

(1)

The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on March 31, 2009 (the last trading day of the quarter) was $12.93. The intrinsic value of exercised stock options is determined based on the amount by which the closing market price on the date of exercise exceeds the exercise price of the option.

(2)	The fair value of options exercisable at March 31, 2009, was approximately $0.5 million.

Information related to the weighted average fair value of stock option activity for the three months ended March 31, 2009, is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2008	113,100	$17.93
Granted	12,482	14.18
Forfeited	(9,600)	17.06
Vested	(3,000)	19.62
Nonvested options – March 31, 2009	112,982	17.54

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of March 31, 2009, are as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.47	81,900	1.0	56,300
12.62	5,000	0.1	5,000
12.66	9,600	1.3	6,400
14.18	12,482	5.3	--
14.50	2,400	5.5	--
15.83	5,000	5.4	--
16.08	2,250	0.8	2,250
17.06	24,000	3.3	4,800
22.54	59,450	2.5	18,850
22.93	4,500	1.1	1,500
30.22	3,000	2.3	1,500
	209,582	2.1	96,600

The 2003 Restricted Stock Award Plan allows us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which have been awarded. The Chairman of the Board contributed 100,000 shares of his Common Stock to the Company for purposes of issuance under the 2003 Restricted Stock Award Plan. Shares issued as restricted stock awards under the 2003 Restricted Stock Award Plan will consist solely of shares of Common Stock contributed to the Company by its Chairman of the Board. Awards under the 2003 Restricted Stock Award Plan vest over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as may be set by the Board of Directors based on criteria set forth in the 2003 Restricted Stock Award Plan. Currently, the performance goals require the attainment of an annual retained earnings growth rate of 10.0% in order for the shares to qualify for full vesting (with 50.0% vesting if a 9.0% growth rate is achieved). The fair value of the 100,000 shares of Common Stock subject to the awards previously granted will be amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. The performance goal for 2008 was not met. As a result, no compensation expense was recognized for the 14,000 shares that were to have vested on March 1, 2009, based on 2008 performance. The shares remained outstanding until their scheduled vesting date of March 1, 2009, at which time their forfeiture became effective. For financial statement purposes, the previously recorded expense in the amount of $0.2 million relating to the forfeited shares was recovered on December 31, 2008, the date on which it was determined that the achievement of the performance goal was not met. As a result, such shares have been recorded as treasury stock and are not reflected as nonvested shares in the table below as of December 31, 2008. Any such shares that are forfeited shall be available for issuance as new awards. Any of the shares that are not subject to outstanding awards when the 2003 Restricted Stock Award Plan terminates, and any shares forfeited after the 2003 Restricted Stock Award Plan terminates, will be returned to the Chairman of the Board. The 2003 Restricted Stock Award Plan will terminate on August 31, 2009.

In accordance with SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. For the three months ended March 31, 2009 and 2008, the compensation expense related to our restricted stock awards was approximately $0.09 million and $0.03 million, respectively.

Information related to the 2003 Restricted Stock Award Plan for the three months ended March 31, 2009, is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2008	8,000	$27.66
Granted	--	--
Forfeited	--	--
Vested	--	--
Nonvested shares – March 31, 2009	8,000	27.66

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

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the three months ended March 31, 2009, is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2008	200,000	$12.13
Granted	5,196	14.18
Forfeited	--	--
Vested	--	--
Nonvested shares – March 31, 2009	205,196	$12.18

As of March 31, 2009, we had approximately $0.3 million and $2.3 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.1 years for stock options and 7.2 years for restricted stock.

NOTE D – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the three months ended March 31, 2009, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

NOTE E – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries. The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. Our business is classified into the Trucking operating segment and the Strategic Capacity Solutions operating segment, which we previously designated as operating divisions. These two operating segments are aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Trucking consists primarily of our General Freight and Dedicated Freight divisions, which provide truckload freight services. The results of our Regional Freight operations, which we previously reported as a separate division, are now included as part of the results of our General Freight division. We previously referred to our Freight Brokerage operations as our “Strategic Capacity Solutions” division. We now use “Strategic Capacity Solutions” to refer to the operating segment, which now consists primarily of our Freight Brokerage service offering. This service offering within the Strategic Capacity Solutions operating segment is intended to provide services that complement our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings. Our Strategic Capacity Solutions operating segment represents a relatively minor part of our business, generating approximately 3.4% of our total base revenue for the three months ended March 31, 2009, and approximately 4.2% and 2.3% of total base revenue for the years ended December 31, 2008 and 2007, respectively. In addition, during December 2007, we began offering rail intermodal services. The operating segment into which our rail intermodal service offerings are classified depends on whether or not a Company trailer is used in providing the service. If a Company trailer is used, those results are included in our Trucking operating segment. If a Company trailer is not used, those results are included in our Strategic Capacity Solutions operating segment. For the three months ended March 31, 2009, rail intermodal service offerings generated approximately 1.9% of total base revenue.

Our decision to aggregate our two operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of our service offerings and our centralized internal management structure. Except with respect to the relatively minor components of our operations that do not involve the use of our tractors, key operating statistics include, for example, revenue per mile and miles per tractor per week. While the operations of our Strategic Capacity Solutions service offerings do not involve the use of our equipment and drivers, we nevertheless arrange truckload freight services for our customers through contractual agreements with independent third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective for us on January 1, 2009, and it has not had a material impact on our financial reporting.

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

On October 21, 2008, we entered into an interest rate swap agreement with a notional amount of $9.0 million with an effective date of October 21, 2008. We designated the $9.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the three-month London Interbank Offered Rate (“LIBOR”). The rate on the swap was fixed at 4.25% until January 20, 2009.

On February 6, 2009, we entered into a $10.0 million dollar interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement is being accounted for as a cash flow hedge.

NOTE H - COMPREHENSIVE INCOME (LOSS)

Comprehensive loss was comprised of net loss plus the market value adjustment on our interest rate swap that will expire on February 19, 2011, which is designated as a cash flow hedge. Comprehensive loss consisted of the following components:

(in thousands)
Three Months
Ended
March 31,
2009
Net loss	$(1,880)
Change in fair value of interest rate swap, net of income tax benefit of $5	(71)
Reclassification of derivative net losses to statement of operations	63
Total comprehensive loss	$(1,888)

NOTE I - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	March 31,	December 31,
	2009	2008
Salaries, wages, bonuses and employee benefits	$4,731	$4,118
Other (1)	6,251	8,040
Total accrued expenses	$10,982	$12,158

(1)	As of March 31, 2009, and December 31, 2008, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE J - NOTE PAYABLE

At March 31, 2009 and December 31, 2008, we had an unsecured note payable of $0.9 million and $1.3 million, respectively. The note, which is payable in monthly installments of principal and interest of approximately $145,600, matures on September 1, 2009, and bears interest at 4.8%. The note payable is being used to finance a portion of the Company’s annual insurance premiums.

NOTE K – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	March 31, 2009	December 31, 2008
Revolving credit agreement (1)	$46,200	$33,200
Capitalized lease obligations (2)	54,278	63,120
	100,478	96,320
Less current maturities of capital leases	10,874	16,956
Long-term debt and capital leases, less current maturities of capital leases	$89,604	$79,364

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At March 31, 2009, we had approximately $46.2 million in borrowing and $6.6 million in letters of credit outstanding, and $47.2 million available under the Facility. The Facility matures on September 1, 2010. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. Accordingly, the Facility can be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. At this time, the Company does not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so. The Facility bears variable interest based on the agent bank’s prime rate, or the federal funds rate plus a certain percentage or the LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our borrowings under the Facility at March 31, 2009, was 2.2%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At March 31, 2009, the rate was 0.175% per annum. The Facility is collateralized by revenue equipment having a net book value of $189.2 million at March 31, 2009, and all trade and other accounts receivable. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $133.9 million at March 31, 2009. We were in compliance with these covenants at March 31, 2009. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

(2)

Our capitalized lease obligations have various termination dates extending through April 2012 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.3% to 5.0% at March 31, 2009. The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE L – LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases with terms of 42 months. At March 31, 2009, property and equipment included capitalized leases, which had capitalized costs of $66.5 million, accumulated amortization of $12.6 million and a net book value of $53.9 million. At December 31, 2008, property and equipment included capitalized leases, which had capitalized costs of $81.6 million, accumulated amortization of $18.8 million and a net book value of $62.8 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $3.2 million for the three months ended March 31, 2009, and $3.3 million for the three months ended March 31, 2008.

Certain leases contain cross-default provisions with other financing agreements of the Company.

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

As of March 31, 2009, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $1.5 million for the remainder of 2009, none of which is cancelable by us upon advance written notice. In addition, we had purchase obligations of approximately $0.08 million related to software purchases contracted for the remainder of 2009.

NOTE M – INCOME TAXES

During the quarters ended March 31, 2009 and 2008, our effective tax rates were 24.7% and 24.5%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate varies in relation to the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007, and have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years. The only periods subject to examination for our federal returns are the 2006, 2007 and 2008 tax years. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2007, we had no unrecognized tax benefits and we have not recorded any through March 31, 2009. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE N – LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed by adjusting the weighted average number of shares of Common Stock outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on loss per share.

       The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net loss	$(1,880)	$(1,946)

Denominator:

Denominator for basic loss per share – weighted average shares	10,213	10,211

Effect of dilutive securities:
Employee stock options (1)	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	10,213	10,211
Basic loss per share	$(0.18)	$(0.19)
Diluted loss per share	$(0.18)	$(0.19)
Anti-dilutive employee stock options	113	132

(1) The assumed exercise of employee stock options would have an antidilutive effect and therefore has been excluded from this computation of diluted loss per share for the three months ended March 31, 2009.

NOTE O - LITIGATION

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that we breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 million for the three month periods ended March 31, 2009 and 2008, respectively. On January 2, 2008, we filed an appeal of the verdict and the court’s order, and on September 25, 2008, we presented an oral argument before the 8th Circuit United States Court of Appeals seeking to overturn the verdict. The Court of Appeals has not yet ruled on the matter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally may be identified by their use of terms or phrases such as “expects,” “estimates,” “anticipates,” “projects,” “believes,” “plans,” “intends,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future,” and terms or phrases of similar substance.  Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Accordingly, actual results may differ from those set forth in the forward-looking statements.  Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors” in Item 1A of that report and updates, if any, to that information are included in Item 1A of Part II of this report. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Substantially all of our base revenue from both segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs. For the three months ended March 31, 2009 and 2008, Trucking base revenue represented 96.6% and 96.4% of total base revenue, respectively, with remaining base revenue being generated through Strategic Capacity Solutions.

We generally charge customers for our services on a per-mile basis. The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. The variable costs include fuel expense, insurance and claims, and driver-related expenses, such as wages, benefits, training and recruitment.

Trucking. Trucking includes the following three primary service offerings provided to our customers:

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

•

Trailer-on-Flat-Car. During December 2007, we began including rail intermodal service revenue to the extent a Company trailer is used in providing the service. Our Trailer-on-Flat-Car service offering provides our customers cost savings over General Freight with a transit speed slightly slower. It also allows us to reposition our equipment to maximize our freight network yield.

•

Dedicated Freight. Our Dedicated Freight service offering is a variation of our General Freight service, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our Dedicated Freight service offering also aids in driver recruitment and retention.

Strategic Capacity Solutions. Strategic Capacity Solutions includes the following primary service offerings provided to our customers:

•	Freight Brokerage. Our Freight Brokerage service offering matches customer shipments with available equipment of independent third party carriers.
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

During December 2007, we also began offering rail intermodal services. Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight typically remaining in a trailer or special container throughout the trip. Our rail intermodal service offerings involve transporting, or arranging the transportation of, freight on trucks to a third party who uses a different mode of transportation, specifically rail, to complete the other portion of the shipment. For the three months ended March 31, 2009 and March 31, 2008, rail intermodal service offerings generated approximately 1.9% and 0.3%, respectively, of total base revenue.

Results of Operations

Executive Overview

    This quarter presented the most challenging operating environment that we have ever experienced. The quarter ended March 31, 2009, was characterized by a severe contraction in freight volume resulting from the current economic recession and from inventory reductions by both manufacturers and retailers. Though the current freight recession began in the third quarter of 2006, freight volume declines accelerated markedly between November 2008 and January 2009. Although volumes have stabilized since January, albeit at historically low levels, the truckload industry continues to be plagued by too many trucks chasing too little freight, which is spawning fierce, and often irrational, price competition.

    Despite a 14.7% decline in base revenue, we were able to reduce our net loss year-over-year. We accomplished this improvement by substantially matching the revenue decline with cost reductions and by continuing to execute our VEVA (Vision for Economic Value Added) strategic plan, the objectives of which are to improve returns on capital and reduce earnings volatility over time. We continue to make meaningful progress toward accomplishing VEVA’s supporting initiatives:

•

We are committed to improving the pricing yield within our Trucking segment. Consistent with that philosophy, our Velocity and Yield Management initiatives helped us reduce our length-of-haul by 11.2% and increase our Trucking base revenue per total mile by 2.5%, despite the increasingly competitive pricing environment. To eliminate the most unprofitable freight in our network, we reduced our Company-owned tractor fleet by 10.2% (6.7% net of owner-operator tractor additions).

•	We grew our Intermodal base revenue five-fold to $1.6 million.
•

We continued implementing our Project People initiative, which is designed to align the interests and efforts of every employee to achieve our long-term strategic objectives. As the tenets of that initiative were implemented, we experienced a 19.9% reduction in our non-driver head count, raising our driver to non-driver ratio from 3.5:1 to 4.1:1.

•

We reduced the dollars spent on insurance and claims expense by 25.0% as our War on Accidents initiative continued to drive improvements in our safety performance. Our frequency of Department of Transportation recordable accidents was down 27.6% and our total accident frequency was down 5.6%.

•	Consistent with our Cost Discipline initiative, we reduced both fixed costs and variable costs per mile.
•

Although our Freight Brokerage base revenue declined 21.9% as a result of the overall decline in freight demand, we have continued to build our brokerage infrastructure by establishing or growing branches in Van Buren, AR, Shreveport, LA, Springdale, AR and Atlanta, GA.

    Despite those successes, our earnings were hampered by the overall lack of freight demand which drove miles per tractor per week down by 9.7%. While we have raised our revenue per mile and decreased our variable operating costs per mile, that increased "spread" is not yet sufficient to cover our reduced fixed costs during a quarter like this.

    Our balance sheet, cash flow and borrowing availability are all stronger today than they were a year ago. Despite higher equipment maintenance costs during the quarter, we are comfortable with the age and mileage of our tractor fleet. We will continue to protect our balance sheet with conservative capital expenditure decisions during 2009.

    Looking to the next few quarters, it is hard to predict when freight demand will improve. We anticipate that freight availability will remain near historical lows for the foreseeable future, which will hinder near-term earnings. We have identified additional cost-cutting opportunities to implement during the second quarter, but we are cognizant that costs are not the primary hurdle to improving earnings for USA Truck. We are consistently among the best cost managers in the truckload industry as measured by operating costs per mile. Cutting costs too aggressively could jeopardize our ability to capitalize on the inevitable economic recovery. In the short term, any changes in our earnings are likely to be driven by changes in general freight demand and supply. Over the long term, the key to unlocking our earnings leverage lies in our pricing, which has lagged the industry average due to the nuances of our historical long-haul model. Improving our pricing does not necessarily require that we raise our prices, but rather that we refine the mix of lanes within our freight network to yield better average pricing. Thus, we will continue to focus all of our efforts and resources on our freight network to drive yield improvements to the extent possible in this challenging economic environment.

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

We do not believe that a reconciliation of the information presented on this basis and corresponding information comparing operating costs and expenses to total revenue would be meaningful. Data regarding both total revenue, which includes the fuel surcharge, and base revenue, which excludes the fuel surcharge, is included in the Consolidated Statements of Operations included in this report.

Base revenue from our Strategic Capacity Solutions operating segment, consisting primarily of base revenues from our Freight Brokerage service offering, have fluctuated in recent periods. This service does not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue with a related change in Purchased Transportation expense. Since changes in Strategic Capacity Solutions revenue generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below. Base revenue from our Strategic Capacity Solutions operating segment decreased approximately 18.8% for the three months ended March 31, 2009, compared to the same period of the prior year. Base revenue from our Strategic Capacity Solutions operating segment represented only 3.4% of total base revenue for the three months ended March 31, 2009.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Operations and accompanying notes.

	Three Months Ended
	March 31,
	2009	2008
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	39.6	41.7
Fuel and fuel taxes (1)	12.6	18.0
Depreciation and amortization	15.1	12.5
Purchased transportation (2)	11.4	7.2
Operations and maintenance	9.0	7.3
Insurance and claims	6.8	7.8
Operating taxes and licenses	1.9	1.6
Communications and utilities	1.2	1.1
Loss on disposal of revenue equipment, net	--	--
Other	4.4	4.3
Total operating expenses and costs	102.0	101.5
Operating loss	(2.0)	(1.5)
Other expenses:
Interest expense	1.0	1.2
Other, net	--	--
Total other expenses, net	1.0	1.2
Loss before income taxes	(3.0)	(2.7)
Income tax benefit	(0.7)	(0.7)
Net loss	(2.3)%	(2.0)%
(1)	Net of fuel surcharge revenue.
(2)	Net of fuel surcharges from Strategic Capacity Solutions operations.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Results of Operations – Combined Services

Our base revenue decreased 14.7% from $97.1 million to $82.8 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections below.

Net loss for all divisions was $1.88 million for the three months ended March 31, 2009, as compared to a net loss of $1.95 million for the same period of 2008.

Overall, our operating ratio increased by 0.5 percentage points of base revenue to 102.0% as a result of the following factors:

•

Salaries, wages and employee benefits decreased by 2.1 percentage points of base revenue due to a 19.9% reduction in non-driver headcount, a 107.9% increase in weighted average owner-operator tractors (from 76 to 158), a 2.8% increase in our base revenue per loaded mile and a 2.9% decrease in driver pay per mile. If we are able to expand our Strategic Capacity Solutions revenue and continue to grow our owner-operator fleet as a percentage of our total fleet (currently 6.6%), we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Fuel and fuel taxes decreased by 5.4 percentage points of base revenue due to a 42.1% decrease in the price per gallon of diesel, a 1.7% improvement in our fleet fuel efficiency and a 22.9% reduction in the total gallons of diesel purchased. Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharges, the percentage of total miles driven by owner-operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•

Depreciation and amortization increased 2.6 percentage points of base revenue due to a 13.8% increase in depreciation per tractor and a 9.7% decrease in miles per tractor per week. Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions. Depreciation and amortization may continue to be affected in the future as original equipment manufacturers increase the prices for their new tractors and trailers.

•

Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 4.2 percentage points of base revenue due primarily to a 61.8% increase in fees paid to owner-operators. We expect this expense would continue to increase when compared to prior periods if we can achieve our goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions operating segment.

•

Operations and maintenance increased 1.7 percentage points of base revenue due to a 14.7% decrease in base revenue, a 9.4% increase in average direct repairs per unit associated with an increase in the average age of the tractor fleet, and a 23.3% increase in tolls and weight tickets.

•

Insurance and claims decreased by 1.0 percentage points of base revenue due to a decrease in adverse claims experience and a reduction in accident frequency. Department of Transportation reportable accidents declined 27.6% and our total accident frequency was down 5.6%. If we are able to continue to execute our War on Accidents safety initiative, we would expect insurance and claims expense to continue to gradually decrease in the long term, though remaining volatile from period to period.

•

Our effective tax rate increased from 24.5% in 2008 to 24.7% in 2009. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Trucking Operations Three Months Ended March 31,
	2009	2008
Total miles (in thousands) (1)	61,617	73,980
Empty mile factor (2)	11.5%	11.1%
Weighted average number of tractors (3)	2,386	2,558
Average miles per tractor per period	25,824	28,921
Average miles per tractor per week	2,009	2,225
Average miles per trip (4)	651	733
Base Trucking revenue per tractor per week	$2,608	$2,816
Number of tractors at end of period (3)	2,376	2,566

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.
(3)	Tractors include Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Base Revenue

Base revenue from Trucking decreased by 14.6% to $80.0 million. The decrease was the result of several factors:

•	A 9.7% decrease in the miles per tractor per week and a 6.7% decrease in the weighted average number of tractors.
•

General Freight revenue decreased 12.5% and Dedicated Freight base revenue decreased 49.0%. This decrease was partially offset by the addition of our Trailer-on-Flat-Car Intermodal service offering (from $0.2 million to $1.4 million).

•

Although diesel fuel prices were lower in the 2009 quarter, the decline was not enough to offset deteriorating freight demand. We believe these lower diesel prices provided a working capital boost to marginal carriers, thus allowing them to continue their operations thereby exacerbating the imbalance between industry truck supply and freight demand.

•

The deterioration in the freight environment took its toll on our performance this quarter. The most significant impact of the deterioration was a reduction in Trucking base revenue, which resulted in a 9.7% decline in our tractor utilization. The reduced utilization muted the effects of the lower fuel prices (since lower fuel prices are only relevant if we are running miles).

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 6.7%. We reduced the weighted average size of the Company-owned tractor fleet by 10.2% to 2,228 tractors and grew our weighted average owner-operator fleet by 107.9% to 158 tractors.

We are committed to improving the pricing yield within our Trucking segment. Consistent with that philosophy, our Velocity and Yield Management initiatives helped us reduce our average length-of-haul by 11.2% and increase our Trucking base revenue per total mile by 2.5%.

Results of Operations – Strategic Capacity Solutions

We have strategically targeted Freight Brokerage and Rail Intermodal for growth. Although our Freight Brokerage base revenue declined 21.9% as a result of the overall decline in freight demand, we have continued to build our brokerage infrastructure by establishing or growing branches in Van Buren, AR, Shreveport, LA, Springdale, AR and Atlanta, GA. Base revenue from our Container-on-Flat-Car service offering grew from $0.1 million to $0.2 million. Base revenue from Strategic Capacity Solutions decreased 18.8% to $2.8 million primarily due to the above mentioned decrease in our Freight Brokerage base revenue.

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

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so. Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years. We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price. Generally, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not typically receive compensation from customers. We do not have any long-term fuel purchase contracts and we have not entered into any hedging arrangements that protect us against fuel price increases.

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

Liquidity & Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. At March 31, 2009, we had approximately $47.2 million available under our Facility. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Our balance sheet debt, less cash, represents just 40.4% of our total capitalization, and we have no material off-balance sheet debt. Our capital leases currently represent 53.6% of our total debt and carry an average fixed rate of 4.0%. Not only does that provide us with a natural hedge against London Interbank Offered Rate volatility, but it has also freed up availability on our revolving credit line on which we could currently borrow up to an additional $47.2 million without violating any of our current financial covenants. We also expect our capital expenditures to be conservative for the remainder of 2009. In summary, based on our operating results, anticipated future cash flows and current availability under our Facility and capital lease purchase arrangements that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

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

Cash Flows
	(in thousands)
	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$4,416	$8,372
Net cash used in investing activities	(9,640)	(18,271)
Net cash provided by financing activities	5,581	10,898

Cash provided by operations decreased $4.0 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The change was primarily due to a $2.7 million decrease in accounts receivable resulting from decreases in freight volume and a reduction in fuel surcharges, a $0.9 million decrease in inventories, prepaid expense and other current assets, a $1.0 million decrease in insurance and claims accruals, a $0.3 million decrease in deferred income tax benefit and a $0.3 million increase in depreciation and amortization offset by a $9.2 million decrease in accounts payable and accrued expenses.

Cash used in investing activities decreased $8.6 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to a decrease in our net expenditures for revenue equipment. During the three months ended March 31, 2009, we purchased 100 tractors at a cost of approximately $7.2 million; however, no trailers were purchased during this time period. During the three months ended March 31, 2008, we purchased 207 tractors and 350 trailers for a total cost of approximately $28.2 million.

Cash provided by financing activities was $5.6 million for the three months ended March 31, 2009 as compared to cash provided by financing activities of $10.9 million for the three months ended March 31, 2008. This $5.3 million difference resulted primarily from a $22.2 million decrease in our net borrowings on our credit facility, a reduction of $15.9 million for payments on long-term debt and capitalized leases and a $1.0 million increase in outstanding bank drafts payable.

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

The Facility is collateralized by revenue equipment having a net book value of approximately $189.2 million at March 31, 2009 and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. At this time, the Company does not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At March 31, 2009, $46.2 million was outstanding under the Facility.

The Facility bears variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the quarter ended March 31, 2009, the effective interest rate was 2.2%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At March 31, 2009, the rate was 0.175% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of March 31, 2009, we were in compliance with the covenants.

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

On October 21, 2008, we entered into an interest rate swap agreement with a notional amount of $9.0 million with an effective date of October 21, 2008. We designated the $9.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the three-month London Interbank Offered Rate (“LIBOR”). The rate on the swap was fixed at 4.25% until January 20, 2009.

On February 6, 2009, USA Truck, Inc. entered into a $10 million dollar interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement will be accounted for as a cash flow hedge.

Equity

At March 31, 2009, we had stockholders’ equity of $145.0 million and total debt including current maturities of  $101.3 million, resulting in a total debt, less cash, to total capitalization ratio of 40.4% compared to 39.3% at December 31, 2008.

Purchases and Commitments

As of March 31, 2009, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $30.7 million for the remainder of 2009, approximately $27.3 million of which relates to revenue equipment acquisitions. To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $3.4 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the three months ended March 31, 2009, we made $9.6 million of net capital expenditures, including $9.5 million for revenue equipment purchases and $0.1 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at March 31, 2009, excluding letters of credit:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$46,200	$--	$46,200	$--	$--
Capital lease obligations (2)	58,193	12,835	42,692	2,666	--
Purchase obligations (3)	1,619	1,619	--	--	--
Rental obligations	1,573	561	603	80	329
Total	$107,585	$15,015	$89,495	$2,746	$329

(1)	Long-term debt obligations, excluding letters of credit in the amount of $6.6 million, consist of our Amended and Restated Senior Credit Facility, which matures on September 1, 2010.
(2)	Includes interest payments not included in the balance sheet.
(3)	Purchase obligations include commitments to purchase approximately $1.5 million of revenue equipment, none of which is cancelable by us upon advance written notice.

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

Revenue generated by Strategic Capacity Solutions is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs because we have responsibility for billing and collecting such revenue.

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

We make equipment purchasing and replacement decisions on the basis of various factors, including, but not limited to, new equipment prices, the condition of the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, fuel efficiency, durability of the equipment, equipment specifications and the availability of drivers. Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors and trailers from time to time, based on an operating principle whereby we pursue trade intervals that economically balance our maintenance costs and expected trade-in values in response to the circumstances existing at that time. Such adjustments in trade intervals may cause us to adjust the useful lives or salvage values of our tractors or trailers. By changing the relative amounts of older equipment and newer equipment in our fleet, adjustments in trade intervals also increase and decrease the average age of our tractors and trailers, whether or not we change the useful lives or salvage values of any tractors or trailers. We also adjust depreciable lives and salvage values based on factors such as changes in prevailing market prices for used equipment. We periodically monitor these factors in order to keep salvage values in line with expected market values at the time of disposal. Adjustments in useful lives and salvage values are made as conditions warrant and when we believe that the changes in conditions are other than temporary. These adjustments result in changes in the depreciation expense we record in the period in which the adjustments occur and in future periods. These adjustments also impact any resulting gain or loss on the ultimate disposition of the revenue equipment. Management believes our estimates of useful lives and salvage values have been materially accurate as demonstrated by the insignificant amounts of gains and losses on revenue equipment dispositions in recent periods. However, given the current economic environment, previously established salvage values need to be more closely monitored to assure that book values do not exceed market values. We continually review salvage values to address this issue.

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

•

Stock option valuation. The assumptions used to value stock options are dividend yield, expected volatility, risk-free interest rate, expected life and anticipated forfeitures. As we have not paid any dividends on our Common Stock, the dividend yield is zero. Expected volatility represents the measure used to project the expected fluctuation in our share price. We use the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to determine the potential for our share price to increase over the expected life of the option. The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options. Expected life represents the length of time we anticipate the options to be outstanding before being exercised. Based on historical experience, that time period is best represented by the option’s contractual life. Anticipated forfeitures represent the number of shares under options we expect to be forfeited over the expected life of the options.

•

Accounting for income taxes.  Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable. We have not recorded a valuation allowance at March 31, 2009, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the quarter ended March 31, 2009, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

We periodically reevaluate these policies as circumstances dictate. Together these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

New Accounting Pronouncements

See “Note G – New Accounting Pronouncements” to the consolidated financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At March 31, 2009, we had $52.8 million outstanding pursuant to our Facility including letters of credit of $6.6 million. Assuming the outstanding balance at March 31, 2009, were to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.5 million.

On October 21, 2008, we entered into an interest rate swap agreement with a notional amount of $9.0 million with an effective date of October 21, 2008. We designated the $9.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the three-month London Interbank Offered Rate. The rate on the swap was fixed at 4.25% until January 20, 2009.

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009. The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement will be accounted for as a cash flow hedge.

Foreign Currency Exchange Rate Risk. We require customers to pay for our services in U.S. dollars. Although the Canadian government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Commodity Price Risk. Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not have any long-term fuel purchase contracts, and we have not entered into any other hedging arrangements, that protect us against fuel price increases. Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. These costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that we breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 million for the three month periods ended March 31, 2009 and 2008, respectively. On January 2, 2008, we filed an appeal of the verdict and the court’s order, and on September 25, 2008, we presented an oral argument before the 8th Circuit United States Court of Appeals seeking to overturn the verdict. The Court of Appeals has not yet ruled on the matter.

ITEM 1A.	RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Risk Factors” in Item 1A of that report. We do not believe there have been any material changes in these risks during the three months ended March 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the three months ended March 31, 2009, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the first quarter of 2009.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	--	$--	--	1,165,901
February 1 – February 28, 2009	--	--	--	1,165,901
March 1 – March 31, 2009	--	--	--	1,165,901
Total	--	$--	--	1,165,901

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

10.1	Executive Team Incentive Plan.
10.2	Form of Restricted Stock Award under the USA Truck, Inc. 2004 Equity Incentive Plan.
10.3	Form of Incentive Stock Option Award under the USA Truck, Inc. 2004 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	May 5, 2009	By:	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
President and Chief Executive Officer

Date:	May 5, 2009	By:	/s/ DARRON R. MING
Darron R. Ming
Vice President, Finance, Chief
Financial Officer and Treasurer

28

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

10.1	Executive Team Incentive Plan.
10.2	Form of Restricted Stock Award under the USA Truck, Inc. 2004 Equity Incentive Plan.
10.3	Form of Incentive Stock Option Award under the USA Truck, Inc. 2004 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

29