Form 10-Q
period 2009-06-30
USA TRUCK INC
filed 2009-08-03
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer _____	Accelerated Filer X	Non-Accelerated Filer _____	Smaller Reporting Company_____
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No	X

The number of shares outstanding of the registrant’s Common Stock, par value $ .01, as of July 29, 2009 is 10,448,078.

USA TRUCK, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	June 30,	December 31,
	2009	2008 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$2,398	$1,541
Accounts receivable:
Trade, less allowance for doubtful accounts of $340 in 2009 and $204 in 2008	36,657	36,597
Other	4,674	2,261
Inventories	1,428	1,541
Deferred income taxes	3,127	4,717
Prepaid expenses	6,147	4,381
Total current assets	54,431	51,038

Property and equipment:
Land and structures	36,250	36,101
Revenue equipment	354,901	354,712
Service, office and other equipment	24,207	23,923
	415,358	414,736
Accumulated depreciation and amortization	(146,306)	(133,863)
	269,052	280,873
Other assets	375	357
Total assets	$323,858	$332,268

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$6,931	$4,500
Trade accounts payable	12,376	7,533
Current portion of insurance and claims accruals	8,763	10,106
Accrued expenses	10,668	12,158
Current maturities of long-term debt and capital leases	12,501	16,956
Note payable	--	1,285
Total current liabilities	51,239	52,538

Long-term debt and capital leases, less current maturities	74,539	79,364
Deferred income taxes	49,350	48,563
Insurance and claims accruals, less current portion	4,391	5,030

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,814,578 shares in 2009 and 11,777,439 shares in 2008	118	118
Additional paid-in capital	64,758	64,171
Retained earnings	101,672	104,700
Less treasury stock, at cost (1,366,500 shares in 2009 and 2008)	(22,163)	(22,163)
Accumulated other comprehensive (loss) income	(46)	(53)
Total stockholders’ equity	144,339	146,773
Total liabilities and stockholders’ equity	$323,858	$332,268

(1)The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Trucking revenue	$77,921	$99,373	$157,913	$193,015
Strategic Capacity Solutions revenue	3,299	4,465	6,148	7,973
Base revenue	81,220	103,838	164,061	200,988
Fuel surcharge revenue	11,164	42,289	21,820	72,377
Total revenue	92,384	146,127	185,881	273,365

Operating expenses and costs:
Salaries, wages and employee benefits	30,984	40,846	63,748	81,326
Fuel and fuel taxes	21,562	56,863	42,398	103,542
Depreciation and amortization	12,191	12,513	24,740	24,762
Purchased transportation	10,556	9,825	20,203	17,665
Operations and maintenance	6,183	6,543	13,612	13,642
Insurance and claims	5,555	7,561	11,192	15,073
Operating taxes and licenses	1,455	1,630	3,058	3,233
Communications and utilities	949	1,018	1,955	2,073
Gain on disposal of revenue equipment, net	(20)	(30)	(1)	(30)
Other	3,565	4,248	7,205	8,379
Total operating expenses and costs	92,980	141,017	188,110	269,665
Operating (loss) income	(596)	5,110	(2,229)	3,700
Other expenses (income):
Interest expense	726	1,148	1,606	2,343
Other, net	(16)	(90)	(35)	(117)
Total other expenses, net	710	1,058	1,571	2,226
(Loss) income before income taxes	(1,306)	4,052	(3,800)	1,474
Income tax (benefit) expense	(158)	1,917	(772)	1,285

Net (loss) income	$(1,148)	$2,135	$(3,028)	$189

Per share information:
Average shares outstanding (Basic)	10,230	10,220	10,222	10,215
Basic (loss) earnings per share	$(0.11)	$0.21	$(0.30)	$0.02

Average shares outstanding (Diluted)	10,230	10,227	10,222	10,225
Diluted (loss) earnings per share	$(0.11)	$0.21	$(0.30)	$0.02

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	(Loss) Income	Total
Balance at December 31, 2008	11,778	$118	$64,171	$104,700	$(22,163)	$(53)	$146,773
Exercise of stock options	26	--	293	--	--	--	293
Stock-based compensation	--	--	294	--	--	--	294
Restricted stock award grant	11	--	--	--	--	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(44)	--	--	--	--	--	(70)	(70)
Reclassification of derivative net losses to statement of operations, net of tax of $48	--	--	--	--	--	77	77
Net loss for 2009	--	--	--	(3,028)	--	--	(3,028)
Balance at June 30, 2009	11,815	$118	$64,758	$101,672	$(22,163)	$(46)	$144,339

            See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net (loss) income	$(3,028)	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,740	24,762
Provision for doubtful accounts	143	107
Deferred income taxes	2,377	1,276
Excess tax benefit from exercise of stock options	--	(19)
Stock-based compensation	294	198
Gain on disposal of revenue equipment, net	(1)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(2,616)	(8,597)
Inventories and prepaid expenses	(1,653)	(1,123)
Trade accounts payable and accrued expenses	3,360	6,395
Insurance and claims accruals	(1,982)	(1,865)
Net cash provided by operating activities	21,634	21,293

Investing activities
Purchases of property and equipment	(16,576)	(40,585)
Proceeds from sale of property and equipment	3,658	13,257
Change in other assets	(18)	2
Net cash used in investing activities	(12,936)	(27,326)

Financing activities
Borrowings under long-term debt	28,334	69,562
Principal payments on long-term debt	(26,035)	(48,012)
Principal payments on capitalized lease obligations	(11,579)	(16,893)
Principal payments on note payable	(1,285)	(1,019)
Net increase (decrease) in bank drafts payable	2,431	(1,502)
Proceeds from exercise of stock options	293	158
Excess tax benefit from exercise of stock options	--	19
Net cash (used in) provided by financing activities	(7,841)	2,313

Increase (decrease) in cash and cash equivalents	857	(3,720)
Cash and cash equivalents:
Beginning of period	1,541	8,014
End of period	$2,398	$4,294

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,663	$2,374
Income taxes	2,048	93
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	--	21,262

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon. Base revenue in the consolidated statements of operations represents revenue excluding this fuel surcharge revenue.

NOTE 2 – REVENUE RECOGNITION

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

NOTE 3 – STOCK-BASED COMPENSATION

The current equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan. We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,025,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years. The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of June 30, 2009. At June 30, 2009, 468,700 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.

We account for stock-based compensation costs in accordance with FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). Compensation cost recognized in the first six months of 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of SFAS 123(R). For the three and six month periods ended June 30, 2009, we recognized approximately $0.07 million and approximately $0.11 million, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans. For the three and six month periods ended June

30, 2008, we recognized approximately $0.06 million and four thousand dollars, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans.

On January 28, 2009, the Executive Compensation Committee of the Board of Directors of the Company approved the USA Truck, Inc. Executive Team Incentive Plan. The Executive Team Incentive Plan consists of cash and equity incentive awards. The cash incentives will be awarded upon the achievement of predetermined results in designated performance measurements, which will be identified by the Committee on an annual basis. Executive Team Incentive Plan participants will be paid a cash percentage of their base salaries corresponding with the level of results achieved. As determined by the Committee on an annual basis, Executive Team Incentive Plan participants are also eligible for an annual Equity Incentive Award consisting of Company Common Stock, issued under the 2004 Equity Incentive Plan. The Equity Incentive Awards will consist of a combination of Restricted Stock Awards (“RSAs”) and Incentive Stock Options (“ISOs”). The value of the equity award to each participant will be granted fifty percent in the form of RSAs and fifty percent in the form of ISOs, as defined. To the extent options fail to qualify as “incentive stock options” under IRS regulations, they will be non-qualified stock options. Annual awards approved by the Committee will be granted quarterly and will vest one-third each year on August 1, beginning the year following the year in which the shares are awarded. The following grants were made in accordance with the terms of the Executive Team Incentive Plan:

Grant Date	Restricted Shares	Number of shares under options	Value (1)
February 2, 2009	5,196	12,482	$14.18
May 1, 2009	5,307	16,740	13.88
(1)	The shares were valued at the closing price of the Company’s Common Stock on the date of grant.

The table below sets forth the assumptions used to value stock options granted during the years indicated. No options were granted during the year ended December 31, 2008.

	2009	2008
Dividend yield	0%	--
Expected volatility	37.0 - 53.1%	--
Risk-free interest rate	1.4%	--
Expected life	4.21 - 4.25 years	--

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

At June 30, 2009, we had 177,872 outstanding stock options with a weighted average exercise price of $16.70, and there were 87,050 vested options. The weighted average remaining contractual life of the exercisable options was approximately 1.2 years.

Information related to option activity for the six months ended June 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	221,300	$16.24
Granted	29,222	14.01
Exercised	(33,800)	11.70		$81,552
Cancelled/forfeited/expired	(38,850)	16.41
Outstanding at June 30, 2009	177,872	$16.70	2.7	$105,172
Exercisable at June 30, 2009 (2)	87,050	$15.51	1.2	$102,388

(1)

The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on June 30, 2009 (the last trading day of the quarter) was $13.53.

(2)	The fair value of options exercisable at June 30, 2009 was approximately $0.5 million.

Information related to the weighted average fair value of stock option activity for the six months ended June 30, 2009 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2008	113,100	$7.97
Granted	29,222	5.14
Forfeited	(9,600)	8.08
Vested	(41,900)	6.12
Nonvested options – June 30, 2009	90,822	$7.90

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of June 30, 2009 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.47	47,000	1.4	47,000
12.66	9,600	1.6	6,400
13.88	16,740	5.1	--
14.18	12,482	5.1	--
14.50	2,400	5.2	--
15.83	5,000	5.1	--
16.08	2,250	0.6	2,250
17.06	24,000	3.1	4,800
22.54	52,400	2.6	23,600
22.93	3,000	1.3	1,500
30.22	3,000	2.1	1,500
	177,872	2.7	87,050

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

In accordance with SFAS 123(R), the compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. For the three months ended June 30, 2009 and 2008, the compensation expense related to our restricted stock awards was approximately $0.11 million and $0.03 million, respectively. For the six months ended June 30, 2009 and 2008, the compensation expense related to our restricted stock awards was approximately $0.20 million and $0.06 million, respectively.

Information related to the 2003 Restricted Stock Award Plan for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2008	8,000	$27.66
Granted	--	--
Forfeited	--	--
Vested	--	--
Nonvested shares – June 30, 2009	8,000	$27.66

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company. The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date. Each officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of defined retained earnings growth. Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate). Any shares that fail to vest as a result of the Company’s failure to attain a performance goal will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that plan until that plan expires in 2014.

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the six months ended June 30, 2009, is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2008	200,000	$12.13
Granted	10,503	14.03
Forfeited	--	--
Vested	--	--
Nonvested shares – June 30, 2009	210,503	$12.23

As of June 30, 2009, we had approximately $0.3 million and $2.3 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years for stock options and 6.9 years for restricted stock.

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the three and six month periods ended June 30, 2009, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

NOTE 5 – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries. The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. Our business is classified into the Trucking operating segment and the Strategic Capacity Solutions operating segment, which we previously designated as operating divisions. These two operating segments are aggregated into one segment for financial reporting purposes in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Trucking consists primarily of our General Freight and Dedicated Freight divisions, which provide truckload freight services. The results of our Regional Freight operations, which we previously reported as a separate division, are now included as part of the results of our General Freight division. We previously referred to our Freight Brokerage operations as our “Strategic Capacity Solutions” division. We now use “Strategic Capacity Solutions” to refer to the operating segment, which now consists primarily of our Freight Brokerage service offering. This service offering within the Strategic Capacity Solutions operating segment is intended to provide services that complement our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings. Our Strategic Capacity Solutions operating segment represents a relatively minor part of our business, generating approximately 4.1% and 3.7% of our total base revenue for the three and six month periods ended June 30, 2009, respectively, and approximately 4.3% and 4.0% of total base revenue for the three and six month periods ended June 30, 2008, respectively. In addition, during December 2007, we began offering rail intermodal services. The operating segment into which our rail intermodal service offerings are classified depends on whether or not Company equipment is used in providing the service. If Company equipment is used, those results are included in our Trucking operating segment. If Company equipment is not used, those results are included in our Strategic Capacity Solutions operating segment. For the three and six month periods ended June 30, 2009, rail intermodal service offerings generated approximately 2.2% and 2.1% of total base revenue, respectively. For the three and six month periods ended June 30, 2008, rail intermodal service offerings generated approximately 0.6% and 0.5% of total base revenue, respectively.

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“Codification”). The Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and we do not expect it to have a material impact on our financial reporting.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and it has not had a material impact on our financial reporting.

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

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

We record derivative financial instruments in the balance sheet as either an asset or liability at fair value based on the active market in which the derivative financial instrument is traded, with classification as current or long-term depending on the duration of the instrument.

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

On February 6, 2009, we entered into a $10.0 million dollar interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement is being accounted for as a cash flow hedge, its fair value at June 30, 2009 was approximately $0.1 million and it is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 8 - COMPREHENSIVE (LOSS) INCOME

Comprehensive loss was comprised of net loss plus the market value adjustment on our interest rate swap that will expire on February 19, 2011, which is designated as a cash flow hedge. Comprehensive loss consisted of the following components:

(in thousands)
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Net loss	$(1,148)	$(3,028)
Change in fair value of interest rate swap, net of tax of $1 for the three months ended June 30, 2009 and net of income tax benefit of $(44) for the six months ended June 30, 2009	1	(70)
Reclassification of derivative net losses to statement of operations, net of tax of $9 for the three months ended June 30, 2009 and net of tax of $48 for the six months ended June 30, 2009	14	77
Total comprehensive loss	$(1,133)	$(3,021)

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	June 30,	December 31,
	2009	2008
Salaries, wages and employee benefits	$4,113	$4,118
Other (1)	6,555	8,040
Total accrued expenses	$10,668	$12,158

(1)	As of June 30, 2009 and December 31, 2008, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 10 - NOTE PAYABLE

At December 31, 2008, we had an unsecured note payable of $1.3 million. The note, which was payable in monthly installments of principal and interest of approximately $145,600, was scheduled to mature on September 1, 2009, bearing interest at 4.8%. The note payable was being used to finance a portion of the Company’s annual insurance premiums. The note payable was paid in full in the approximate amount of $0.6 million on May 8, 2009.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	June 30,	December 31,
	2009	2008
Revolving credit agreement (1)	$35,500	$33,200
Capitalized lease obligations (2)	51,540	63,120
	87,040	96,320
Less current maturities	12,501	16,956
Long-term debt and capital leases, less current maturities	$74,539	$79,364

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At June 30, 2009, we had approximately $35.5 million in borrowings and $6.3 million in letters of credit outstanding, and $58.2 million available under the Facility. The Facility matures on September 1, 2010. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. Accordingly, the Facility can be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. At this time, the Company does not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so. The Facility bears variable interest based on the type of borrowing and on the agent bank’s prime rate, or federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our overnight borrowings under the Facility at June 30, 2009 was 3.25%. The interest rate including all borrowings made under this facility at June 30, 2009 was 1.5%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At June 30, 2009, the rate was 0.175% per annum. The Facility is collateralized by revenue equipment having a net book value of $178.2 million at June 30, 2009, and all trade and other accounts receivable. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $133.9 million at June 30, 2009. We were in compliance with these covenants at June 30, 2009. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

The Facility matures on September 1, 2010. We do not anticipate securing replacement financing by September 1, 2009, which means that the total balance of borrowings under the Facility will be classified as short-term at that time. We are in the early stages of planning our approach to seek replacement financing. We expect that replacement financing will be available, but on terms that are not as favorable as the current Facility due to the continued stresses on the credit markets.

(2)

Our capitalized lease obligations have various termination dates extending through April 2012 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.3% to 5.0% at June 30, 2009. The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 12 – LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases with terms of 42 months. At June 30, 2009, property and equipment included capitalized leases, which had capitalized costs of $66.4 million, accumulated amortization of $15.3 million and a net book value of $51.1 million. At December 31, 2008, property and equipment included capitalized leases, which had capitalized costs of $81.6 million, accumulated amortization of $18.8 million and a net book value of $62.8 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $5.9 million for the six months ended June 30, 2009, and $6.5 million for the six months ended June 30, 2008.

We have entered into leases with lenders who participate in our Senior Credit Facility. Those leases and our Facility contain cross-default provisions. We have also entered into leases with other lenders who do not participate in our Facility. Multiple leases with lenders who do not participate in our Facility generally contain cross-default provisions.

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

As of June 30, 2009, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $25.9 million for the remainder of 2009, none of which is cancelable by us upon advance written notice. In addition, we had purchase obligations of approximately $0.01 million related to software purchases contracted for the remainder of 2009.

NOTE 13 – INCOME TAXES

During the quarters ended June 30, 2009 and 2008, our effective tax rates were 12.1% and 47.3%, respectively. During the six months ended June 30, 2009 and 2008, our effective tax rates were 20.3% and 87.2%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007, and have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years. The only periods subject to examination for our federal returns are the 2006, 2007 and 2008 tax years. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2007, we had no unrecognized tax benefits and we have not recorded any through June 30, 2009. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE 14 – CHANGE IN ACCOUNTING ESTIMATE

Effective April 1, 2009, we changed our method of accounting for tires. Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months, depending on the type of tire. Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service. We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue. For the three and six month periods ended June 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.4 million and on a net of tax basis of approximately $0.9 million ($0.08 per share).

NOTE 15 – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted (loss) earnings per share is computed by adjusting the weighted average number of shares of Common Stock outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock. The computation of diluted (loss) earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on (loss) earnings per share.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(1,148)	$2,135	$(3,028)	$189
Denominator:
Denominator for basic (loss) earnings per share – weighted average shares	10,230	10,220	10,222	10,215
Effect of dilutive securities:
Employee stock options	--	7	--	10
Denominator for diluted (loss) earnings per share – adjusted weighted average shares and assumed conversions	10,230	10,227	10,222	10,225
Basic (loss) earnings per share	$(0.11)	$0.21	$(0.30)	$0.02
Diluted (loss) earnings per share	$(0.11)	$0.21	$(0.30)	$0.02
Anti-dilutive employee stock options	116	141	112	129

NOTE 16 - LITIGATION

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 and $0.1 million for the three and six month periods ended June 30, 2009, respectively. On January 2, 2008, we filed an appeal of the verdict and the court’s order, and on September 25, 2008, we presented an oral argument before the 8th Circuit United States Court of Appeals seeking to overturn the verdict. The Court of Appeals has not yet ruled on the matter.

NOTE 17 - SUBSEQUENT EVENTS

Effective for the three month period ended June 30, 2009, we implemented SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of SFAS 165 did not impact our financial position, results of operations or cash flow. We evaluated all events or transactions that occurred after June 30, 2009 and through July 31, 2009, the date we issued these consolidated financial statements. During this period we did not have any material recognizable or non-recognizable subsequent events.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand USA Truck, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report. This overview summarizes the MD&A, which includes the following sections:

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

Substantially all of our base revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs. For the six months ended June 30, 2009 and 2008, Trucking base revenue represented 96.3% and 96.0% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions.

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

During December 2007, we also began offering rail intermodal services. Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight typically remaining in a trailer or special container throughout the trip. Our rail intermodal service offerings involve transporting, or arranging the transportation of, freight on trucks to a third party who uses a different mode of transportation, specifically rail, to complete the other portion of the shipment. For the three months ended June 30, 2009 and 2008, rail intermodal service offerings generated approximately 2.2% and 0.6%, respectively, of total base revenue. For the six months ended June 30, 2009 and 2008, rail intermodal service offerings generated approximately 2.1% and 0.5%, respectively, of total base revenue.

Results of Operations

Executive Overview

Freight conditions have steadily deteriorated since the current freight depression began in the second half of 2006. Freight availability remains at historically low levels and pricing competition has been fierce as excess tractor capacity, buoyed by lenient lenders and lower fuel prices, continues to exist in the marketplace.

Against that backdrop, we have driven profound change within our business model, and there are measurable signs of progress within the various initiatives supporting our VEVA (Vision for Economic Value Added) strategic plan:

•

Our cost structure, which was already among the best in the industry, continues to improve. We removed $2.8 million of fixed costs and slightly reduced our variable trucking costs per mile compared to the same quarter of the previous year.

•

Our War on Accidents initiative has produced consistent improvements. Since this initiative’s inception in the second half of 2007, DOT reportable accident frequency has fallen 25.9% and our total accident frequency has fallen 14.8%. Those results are driving lower insurance and claims expense on our statement of operations (down 50 basis points as a percentage of base revenue for the quarter and 70 basis points year- to-date).

•

Our non-driver staff is more lean and productive than ever before. Since the beginning of 2008, we have reduced our non-driver headcount by approximately 200 employees, or 24.4%. At the same time, we have taken advantage of opportunities presented by this economic environment to attract and hire talent in key areas such as intermodal, brokerage, sales, operations, pricing and engineering.

•

We have achieved our goal of making owner operators 5-10% of our total fleet. For the three months ended June 30, 2009, the average size of our owner-operator fleet grew 68.9% to 152 (which is 6.5% of our total tractor fleet) as compared to the comparable period of 2008. However, until freight conditions improve, we have temporarily halted the growth of our owner-operator fleet.

•

We are in the midst of a multi-year plan to upgrade our basic technology systems and we are rapidly developing and deploying decision-support software for our front-line personnel to complement those basic systems.

•

Our Brokerage service offering remains profitable; however its base revenue shrank by approximately 28.4% for the quarter, due in large part to the difficult freight conditions. In response, we have redesigned our Brokerage model to place increased emphasis on direct sales to new customers and better integrate brokerage opportunities into the services provided to existing customers. We are now ramping up our capabilities to aggressively grow Brokerage over the next few years.

•

Our Intermodal service offering is profitable and its base revenue nearly doubled, growing approximately 184% off of a small base to $1.8 million for the quarter. The intermodal environment is very competitive, so we are pleased that we were able to profitably grow that service despite our relatively small presence in the marketplace. As our intermodal experience grows, so does the clarity of our vision for its future as an integrated service offering for our customers.

•

Our base Trucking revenue per loaded mile improved 3.0% for the quarter, and our revenue per total mile (including empty miles) was the highest in our history. We accomplished that improvement primarily through freight network enhancements, not through price increases to our customers. The evolution of our freight network from one predicated on long-haul to a more regionalized model is still underway, and that evolution will continue for some time. The effect of our network evolution is evident, not only in the improved pricing, but also in the shortening length-of-haul (down to 590 miles for the quarter, the shortest in our history).

However, all of those improvements to our operating model are being overshadowed by a lack of load volume, which hindered miles per tractor per week significantly during the quarter. The overall economy is obviously a major contributing factor to the low load volume, but some of the problem is self-inflicted:

•

Our historical freight network was built to route a great deal of inbound trucks to the Midwest. The collapse of the automotive industry, along with the downturn in other manufacturing industries, created a significant network imbalance between available trucks and available loads in the Midwest. We are making progress towards restoring balance in that area, but it has been slowed by intense price competition.

•

An average of 6.0% of our fleet was unmanned during the quarter (compared to 3.4% a year ago). Although the trucks were parked intentionally due to the overall lack of freight availability, the unmanned tractors hindered our miles per tractor per week as these tractors are counted in the denominator of that calculation.

•

There has been considerable disruption to our freight network nationwide as shippers have repeatedly rebid and re-awarded lanes to capitalize on truckload pricing competition. The effect of that disruption led to a constantly changing mix of lanes for carriers as they win or lose lanes in the bidding process. Our utilization was negatively affected by our desire to protect our rate structure, but we have implemented additional processes to identify where competitive pricing would allow us to retain profitable customers in key traffic lanes that we might otherwise lose to pricing competition.

•

That effect has been exacerbated at USA Truck by our own proactive efforts to evolve our network towards a shorter length-of-haul. It is unrealistic for us to believe that we could avoid a dip in fleet productivity amidst all of these internal and external changes.

We believe we have now implemented the broad organizational changes necessary to reposition our business model to produce more robust earnings and growth in the future. We are confident that the progress we have made on our VEVA strategic plan will serve our customers, our employees and our shareholders well when economic conditions improve.

In the meantime, our primary focus will remain on the daily execution of the fundamental processes that will allow us to rebuild our load volume with the right freight in the right lanes, and to continue integrating Intermodal and Brokerage with our traditional Trucking service to further strengthen our value proposition to our customers.

Improved cash flow from operations and a reduced level of capital expenditures combined to produce positive free cash flow (cash flow from operations less net capital expenditures) that helped strengthen our balance sheet. We have reduced our debt approximately $10.6 million (to $87.0 million) year-to-date, which has provided us with ample working capital availability and reduced our debt, less cash, to total capitalization ratio to 36.6%. We expect capital expenditures to remain light for the remainder of the year as we project that our average tractor age will only be 2.2 years by year-end. We are not projecting a material increase in capital expenditures until the second half of 2010.

We do not anticipate a meaningful recovery in freight demand during the remainder of 2009. We believe that the truckload industry’s prospects for recovery are heavily tied to business inventories, which remain well above their historical inventory-to-sales ratio. Once inventory destocking ends, then we believe that inventory replenishment will provide a boost to trucking volumes. However, such an event seems unlikely in the near term based on current sales and inventory trends.

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

Base revenues from our Strategic Capacity Solutions operating segment, consisting primarily of base revenues from our Freight Brokerage service offering, have fluctuated in recent periods. This service does not involve the use of our tractors and trailers. Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue with a related increase in Purchased Transportation expense. Since changes in Strategic Capacity Solutions revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below. Base revenues from our Strategic Capacity Solutions operating segment decreased approximately 26.1% and 22.9% for the three and six month periods ended June 30, 2009, respectively, compared to the same periods of the prior year.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Operations and accompanying notes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.1	39.3	38.9	40.5
Depreciation and amortization	15.0	12.0	15.1	12.3
Fuel and fuel taxes (1)	13.3	15.0	12.9	16.4
Purchased transportation (2)	12.5	8.5	11.9	7.9
Operations and maintenance	7.6	6.3	8.3	6.8
Insurance and claims	6.8	7.3	6.8	7.5
Operating taxes and licenses	1.8	1.6	1.9	1.6
Communications and utilities	1.2	1.0	1.2	1.0
Gain on disposal of revenue equipment, net	--	--	--	--
Other	4.4	4.1	4.4	4.2
Total operating expenses and costs	100.7	95.1	101.4	98.2
Operating (loss) income	(0.7)	4.9	(1.4)	1.8
Other expenses (income):
Interest expense	0.9	1.1	0.9	1.2
Other, net	--	(0.1)	--	(0.1)
Total other expenses, net	0.9	1.0	0.9	1.1
(Loss) income before income taxes	(1.6)	3.9	(2.3)	0.7
Income tax (benefit) expense	(0.2)	1.8	(0.5)	0.6
Net (loss) income	(1.4)%	2.1%	(1.8)%	0.1%

(1)	Net of fuel surcharges from Trucking operations.
(2)	Net of fuel surcharges from Strategic Capacity Solutions operations.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Results of Operations – Combined Services

Our base revenue decreased 21.8% from $103.8 million to $81.2 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections below.

Net loss for all service offerings was $1.1 million for the three months ended June 30, 2009, as compared to a net income of $2.1 million for the same period of 2008.

Overall, our operating ratio increased by 5.6 percentage points of base revenue to 100.7% as a result of the following factors:

•

Salaries, wages and employee benefits decreased by 1.2 percentage points of base revenue due to a 68.9% increase in weighted average owner-operator tractors (from 90 to 152) and a 2.3% decrease in driver pay per mile, a 26.7% reduction in miles driven by Company drivers and a 19.2% reduction in our non-driver headcount. If we are able to expand our Strategic Capacity Solutions revenue we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Depreciation and amortization increased 3.0 percentage points of base revenue due to a 17.0% decrease in miles per tractor per week and a 7.6% increase in depreciation per tractor. Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions, and they are expected to rise again with the introduction of the 2010 emission standards. Depreciation and amortization may continue to be affected in the future as original equipment manufacturers increase the prices for their new tractors and trailers.

•

Fuel and fuel taxes decreased by 1.7 percentage points of base revenue due to a 48.5% decrease in the price per gallon of diesel, a 26.4% reduction in the total gallons of diesel purchased and a slight improvement in our fleet fuel efficiency. Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharges, the percentage of total miles driven by owner-operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•

Insurance and claims decreased by 0.5 percentage points of base revenue due to a decrease in adverse claims experience and a reduction in accident frequency as our War on Accidents safety initiative continued to drive improvements in our safety performance. If we are able to continue to execute this initiative, we would expect insurance and claims expense to continue to gradually decrease as a percentage of base revenue in the long term, though remaining volatile from period to period.

•

Operations and maintenance increased 1.3 percentage points of base revenue due to a 21.8% decrease in base revenue and a 13.6% increase in tolls and weight tickets. For the three months ended June 30, 2009, the change in estimate effected by a change in principle relating to our accounting for tires as prepaid expense resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.4 million and on a net of tax basis of approximately $0.9 million ($0.08 per share).

•

Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 4.0 percentage points of base revenue due primarily to a 33.8% increase in fees paid to owner-operators. We expect this expense would continue to increase when compared to prior periods if we can achieve our long-term goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions operating segment. However, until freight conditions improve, we have temporarily halted the growth of our owner-operator fleet.

•

Our effective tax rate decreased from 47.3% in 2008 to 12.1% in 2009. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Three Months Ended June 30,
	2009	2008
Total miles (in thousands) (1)	58,705	76,298
Empty mile factor (2)	10.8%	9.9%
Weighted average number of tractors (3)	2,354	2,540
Average miles per tractor per period	24,938	30,039
Average miles per tractor per week	1,918	2,311
Average miles per trip (4)	590	715
Base Trucking revenue per tractor per week	$2,546	$3,009
Number of tractors at end of period (3)	2,325	2,538
Operating ratio (5)	100.7%	95.1%

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.
(3)	Tractors include Company-operated tractors plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge, as a percentage of base revenue.

Base Revenue

Base revenue from Trucking decreased by 21.6% to $77.9 million. The decrease was the result of several factors:

•

General Freight revenue decreased 20.1% and Dedicated Freight base revenue decreased 50.1%. These decreases were partially offset by the addition of our Trailer-on-Flat-Car Intermodal service offering (from $0.5 million to $1.6 million), and a 1.9% increase in our base Trucking revenue per total mile.

•

Although diesel fuel prices were lower in the 2009 quarter, the decline was not enough to offset deteriorating freight demand. We believe these lower diesel prices provided a working capital boost to marginal carriers, thus allowing them to continue their operations thereby extending the imbalance between industry truck supply and freight demand.

•

The historic low demand levels in the freight environment took its toll on our performance this quarter. The most significant impact of the freight environment was a reduction in Trucking base revenue, which resulted in a 17.0% decline in our tractor utilization. The reduced utilization muted the effects of the lower fuel prices (since lower fuel prices are only relevant if we are running miles).

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 7.3%. We reduced the weighted average size of the Company-owned tractor fleet by 10.1% to 2,202 tractors and grew our weighted average owner-operator fleet by 68.9% to 152 tractors.

We are committed to improving the pricing yield within our Trucking segment. Consistent with that philosophy, our Velocity and Yield Management initiatives helped us reduce our average length-of-haul by 17.5% and increase our Trucking base revenue per loaded mile by 3.0%.

Results of Operations – Strategic Capacity Solutions

We have strategically targeted Freight Brokerage and Rail Intermodal for growth. Although our Freight Brokerage base revenue declined 25.1% as a result of the overall decline in freight demand, we have continued to build our brokerage infrastructure by establishing or growing branches in Van Buren, AR, Shreveport, LA, Springdale, AR and Atlanta, GA. Base revenue from our Container-on-Flat-Car service offering grew from $0.1 million to $0.2 million. Base revenue from Strategic Capacity Solutions decreased 26.1% to $3.3 million primarily due to the above mentioned decrease in our Freight Brokerage base revenue.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Results of Operations – Combined Services

Our base revenue decreased 18.4% from $201.0 million to $164.1 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections below.

Net loss for all service offerings was $3.0 million for the six months ended June 30, 2009, as compared to a net income of $0.2 million for the same period of 2008.

Overall, our operating ratio increased by 3.2 percentage points of base revenue to 101.4% as a result of the following factors:

•

Salaries, wages and employee benefits decreased by 1.6 percentage points of base revenue due to an 86.7% increase in weighted average owner-operator tractors (from 83 to 155) and a 2.6% decrease in driver pay per mile, a 23.6% reduction in miles driven by Company drivers and a 20.0% reduction in our non-driver headcount. If we are able to expand our Strategic Capacity Solutions revenue we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Depreciation and amortization increased 2.8 percentage points of base revenue due to a 13.4% decrease in miles per tractor per week and a 10.7% increase in depreciation per tractor. Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions and they are expected to rise again with the introduction of the 2010 emission standards. Depreciation and amortization may continue to be affected in the future as original equipment manufacturers increase the prices for their new tractors and trailers.

•

Fuel and fuel taxes decreased by 3.5 percentage points of base revenue due to a 45.7% decrease in the price per gallon of diesel, a 24.6% reduction in the total gallons of diesel purchased and a 0.8% improvement in our fleet fuel efficiency. Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharges, the percentage of total miles driven by owner-operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•

Insurance and claims decreased by 0.7 percentage points of base revenue due to a decrease in adverse claims experience and a reduction in accident frequency as our War on Accidents safety initiative continued to drive improvements in our safety performance. If we are able to continue to execute this initiative, we would expect insurance and claims expense to continue to gradually decrease as a percentage of base revenue in the long term, though remaining volatile from period to period.

•

Operations and maintenance increased 1.5 percentage points of base revenue due to a 18.4% decrease in base revenue, a 3.8% increase in average direct repairs per unit associated with an increase in the average age of the tractor fleet from 23.6 months to 25.6 months and an 18.1% increase in tolls and weight tickets. For the six months ended June 30, 2009, the change in estimate effected by a change in principle relating to our accounting for tires as prepaid expense resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.4 million and on a net of tax basis of approximately $0.9 million ($0.08 per share).

•

Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 4.0 percentage points of base revenue due primarily to a 46.4% increase in fees paid to owner-operators. We expect this expense would continue to increase when compared to prior periods if we can achieve our long-term goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions operating segment. However, until freight conditions improve, we have temporarily halted the growth of our owner-operator fleet.

•

Our effective tax rate decreased from 87.2% in 2008 to 20.3% in 2009. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Six Months Ended June 30,
	2009	2008
Total miles (in thousands) (1)	120,322	150,279
Empty mile factor (2)	11.2%	10.5%
Weighted average number of tractors (3)	2,370	2,549
Average miles per tractor per period	50,769	58,956
Average miles per tractor per week	1,963	2,268
Average miles per trip (4)	620	723
Base Trucking revenue per tractor per week	$2,577	$2,912
Number of tractors at end of period (3)	2,325	2,538
Operating ratio (5)	101.4%	98.2%

(1)     Total miles include both loaded and empty miles.

(2)     The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)     Tractors include Company-operated tractors plus owner-operator tractors.

(4)     Average miles per trip is based upon loaded miles divided by the number of Trucking shipments

(5)     Operating ratio is based upon total operating expenses, net of fuel surcharge, as a percentage of base revenue.

Base Revenue

Base revenue from Trucking decreased by 18.2% to $157.9 million. The decrease was the result of several factors:

•

General Freight revenue decreased 16.4% and Dedicated Freight base revenue decreased 49.6%. These decreases were partially offset by the addition of our Trailer-on-Flat-Car Intermodal service offering (from $0.7 million to $3.0 million) and a 2.2% increase in our base Trucking revenue per total mile.

•

Although diesel fuel prices were lower in 2009, the decline was not enough to offset deteriorating freight demand. We believe these lower diesel prices provided a working capital boost to marginal carriers, thus allowing them to continue their operations thereby extending the imbalance between industry truck supply and freight demand.

•

The historic low demand levels in the freight environment took its toll on our performance. The most significant impact of the freight environment was a reduction in Trucking base revenue, which resulted in a 13.4% decline in our tractor utilization. The reduced utilization muted the effects of the lower fuel prices (since lower fuel prices are only relevant if we are running miles).

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 7.0%. We reduced the weighted average size of the Company-owned tractor fleet by 10.2% to 2,215 tractors and grew our weighted average owner-operator fleet by 86.7% to 155 tractors.

We are committed to improving the pricing yield within our Trucking segment. Consistent with that philosophy, our Velocity and Yield Management initiatives helped us reduce our average length-of-haul by 14.2% and increase our Trucking base revenue per loaded mile by 3.0%.

Results of Operations – Strategic Capacity Solutions

We have strategically targeted Freight Brokerage and Rail Intermodal for growth. Although our Freight Brokerage base revenue declined 22.0% as a result of the overall decline in freight demand, we have continued to build our brokerage infrastructure by establishing or growing branches in Van Buren, AR, Shreveport, LA, Springdale, AR and Atlanta, GA. Base revenue from our Container-on-Flat-Car service offering grew from $0.2 million to $0.4 million. Base revenue from Strategic Capacity Solutions decreased 22.9% to $6.1 million primarily due to the above mentioned decrease in our Freight Brokerage base revenue.

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

Liquidity and Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.  At June 30, 2009, we had approximately $58.2 million  available under our Facility.

Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us. The Facility matures on September 1, 2010. We do not anticipate securing replacement financing by September 1, 2009, which means that the total balance of borrowings under the Facility will be classified as short-term at that time. We are in the early stages of planning our approach to seek replacement financing. We expect that replacement financing will be available, but on terms that are not as favorable as the current Facility due to the continued stresses on the credit markets.

Our balance sheet debt, less cash, represents just 36.6% of our total capitalization, and we have no material off-balance sheet debt. Our capital leases currently represent 59.2% of our total debt and carry an average fixed rate of 3.98%. Not only does that provide us with a natural hedge against London Interbank Offered Rate volatility, but it has also freed up availability on our revolving credit line on which we could currently borrow up to an additional $58.2 million without violating any of our current financial covenants. We also expect our capital expenditures to be conservative for the remainder of 2009; however, we also expect them to be greater than those incurred in the first six months of 2009. In summary, based on our operating results, anticipated future cash flows and current availability under our Facility and capital lease purchase arrangements that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

If the credit markets further erode, we also may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources. We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments or for general corporate purposes. As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all. If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, results of operations and potential investments.

Cash Flows
	(in thousands)
	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$21,634	$21,293
Net cash used in investing activities	(12,936)	(27,326)
Net cash (used in) provided by financing activities	(7,841)	2,313

Net cash provided by operating activities increased approximately $0.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The change was primarily due to the following factors:

•

A $3.0 million net loss was incurred for the six months ended June 30, 2009 compared to the $0.2 million net profit for the comparable period of the prior year due primarily to a significant decrease in revenues. This change resulted in approximately $3.2 million less cash being provided by operating activities for the six months ended June 30, 2009 compared to that provided by operations for the same period of the prior year.

•

Directly relating to the decrease in revenues we experienced during the six month period ended June 30, 2009, we also experienced a decrease in our fuel surcharge revenue, which decreased to 13.3% of total base revenue for the six months ended June 30, 2009 from 36.0% of total base revenue for the same period of 2008. During the six months ended June 30, 2009, the price of fuel increased 4.4% compared to an increase of 36.1% for the six months ended June 30, 2008. The decreased sales volume and the decreased cost of fuel that we bill our customers, which we record as fuel surcharge revenue, resulted in a reduction of accounts receivable that reduced cash used in operating activities by approximately $6.0 million.

•

During the six months ended June 30, 2009, we changed our accounting for tires. Prior to April 1, 2009, we directly expensed the cost of tires when they were placed into service. Subsequent to April 1, we are capitalizing the cost of tires and amortizing that cost over the expected life of the tire, depending on the type of tire being placed into service. This change in accounting estimate effected by a change in principle was the primary reason for the increase in inventories and prepaid expenses in the approximate amount of $0.5 million and is reflected as cash used in operations.

•

For the six months ended June 30, 2009, the primary reason for the approximate $3.0 million reduction in accounts payable and accrued expenses, as compared to the change for the comparable period of the prior year, was the reduced cost of fuel.

•	The approximate $1.1 million increase in deferred taxes resulted from the utilization of a net operating loss carryover in calculating the tax provision for the six months ended June 30, 2009.

For the six months ended June 30, 2009, net cash used in investing activities was $12.9 million, compared to $27.3 for the same period of 2008. This decrease was primarily attributable to a reduction of net revenue equipment purchases. During the six months ended June 30, 2008, we purchased 471 tractors and 450 trailers as compared to 165 tractors and no trailers in the same period of 2009. Due to lower utilization of the equipment and weakness in secondary equipment markets, normal trade schedules have been extended to maximize the economic benefit of the equipment.

For the six months ended June 30, 2009, net cash used in financing activities was $7.8 million, compared to cash provided by financing activities of $2.3 million for the same period of 2008. This increase in cash used in financing activities is primarily attributable to a reduction of approximately $10.6 million in outstanding debt for the six months ended June 30, 2009, funded by cash provided from operating activities.

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

The Facility is collateralized by revenue equipment having a net book value of approximately $178.2 million at June 30, 2009, and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions. At this time, we do not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At June 30, 2009, $35.5 million was outstanding under the Facility.

The Facility bears variable interest based on the type of borrowing and on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the six months ended June 30, 2009, the effective interest rate was 1.5%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At June 30, 2009, the rate was 0.175% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios and to maintain a minimum tangible net worth of approximately $133.9 million at June 30, 2009. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of June 30, 2009, we were in compliance with the covenants. We have entered into leases with lenders who participate in our Facility. Those leases and the Facility contain cross-default provisions. We have also entered into leases with other lenders who do not participate in the Facility. Multiple leases with lenders who do not participate in our Facility generally contain cross-default provisions.

The Facility matures on September 1, 2010. We do not anticipate securing replacement financing by September 1, 2009, which means that the total balance of borrowings under the Facility will be classified as short-term at that time. We are in the early stages of planning our approach to seek replacement financing. We expect that replacement financing will be available, but on terms that are not as favorable as the current Facility due to the continued stresses on the credit markets.

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

Equity

At June 30, 2009, we had stockholders’ equity of $144.3 million and total debt including current maturities of $87.0 million, resulting in a total debt, less cash, to total capitalization ratio of 36.6% compared to 39.3% at December 31, 2008.

Purchases and Commitments

As of June 30, 2009, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $34.1 million for the remainder of 2009, approximately $31.2 million of which relates to revenue equipment acquisitions. To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $2.9 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market. During the six months ended June 30, 2009, we made $12.9 million of net capital expenditures, including $12.5 million for revenue equipment purchases and $0.4 million for facility expansions and other expenditures. The following table represents our outstanding contractual obligations at June 30, 2009, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$35,500	$--	$35,500	$--	$--
Capital lease obligations (2)	54,921	14,347	40,574	--	--
Purchase obligations (3)	38,682	38,682	--	--	--
Rental obligations	1,331	573	360	71	327
Total	$130,434	$53,602	$76,434	$71	$327

(1)

Long-term debt obligations, excluding letters of credit in the amount of $6.3 million, consist of our Senior Credit Facility, which matures on September 1, 2010. The primary purpose of this facility is to provide working capital for the Company; however, the facility is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources. Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time. Based on these factors, we have not included in this line item an estimate of future interest payments.

(2)	Includes interest payments not included in the balance sheet.
(3)	Purchase obligations include commitments to purchase approximately $37.3 million of revenue equipment, none of which is cancelable by us upon advance written notice.

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

•

Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. We record both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported. The current portion of the accrual reflects the amounts of claims expected to be paid in the next twelve months. In making the estimates, we rely on past experience with similar claims, negative or positive developments in the case and similar factors. We do not discount our claims liabilities.

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

•

Accounting for income taxes.  Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between.when items are recognized in our consolidated financial statements compared to when they  are recognized in tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable. We have not recorded a valuation allowance at June 30, 2009, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the quarter ended June 30, 2009, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•

Prepaid tires.    Effective April 1, 2009, we changed our method of accounting for tires. Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire. Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service. We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue. For the three and six month periods ended June 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.4 million and on a net of tax basis of approximately $0.9 million ($0.08 per share).

New Accounting Pronouncements

See “Note 6 – New Accounting Pronouncements” to the consolidated financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At June 30, 2009, we had $41.8 million outstanding pursuant to our Facility including letters of credit of $6.3 million. Assuming the outstanding balance at June 30, 2009 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.4 million.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 and $0.1 million for the three and six month periods ended June 30, 2009, respectively. On January 2, 2008, we filed an appeal of the verdict and the court’s order, and on September 25, 2008, we presented an oral argument before the 8th Circuit United States Court of Appeals seeking to overturn the verdict. The Court of Appeals has not yet ruled on the matter.

ITEM 1A.	RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Risk Factors” in Item 1A of that report. Except as set forth below, we do not believe there have been any material changes in these risks during the six months ended June 30, 2009. The change to the risk factor disclosed in our Annual Report on Form 10-K is included in the last paragraph of this risk factor.

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

Our Amended and Restated Senior Credit Facility matures on September 1, 2010. We do not anticipate securing replacement financing by September 1, 2009, which means that the total balance of borrowings under the Facility will be classified as short-term at that time. We expect that any replacement financing will be on terms that are not as favorable as the current Facility. If we are not successful in obtaining financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, current operations, results of operations, and potential investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the six months ended June 30, 2009, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the second quarter of 2009.

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

The annual meeting of stockholders of the Company was held on May 6, 2009. At the meeting, the stockholders elected the people set forth in the table below to serve as directors for a term expiring at the Annual Meeting of Stockholders in 2012:

	Votes	Votes	Broker
Nominee	For	Withheld	Non-votes
Clifton R. Beckham	6,807,598	2,508,457	--
Terry A. Elliott	8,141,667	1,174,388	--
Richard B. Beauchamp	8,515,124	800,931	--

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits

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

USA Truck, Inc.
(Registrant)

Date:	July 31, 2009	By:	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
President and Chief Executive Officer

Date:	July 31, 2009	By:	/s/ DARRON R. MING
Darron R. Ming
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