Form 10-Q
period 2009-09-30
USA TRUCK INC
filed 2009-10-30
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer _____	Accelerated Filer X	Non-Accelerated Filer _____	Smaller Reporting Company_____
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	No	X

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of October 28, 2009 is 10,495,307.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	September 30,	December 31,
	2009	2008 (1)
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$2,559	$1,541
Accounts receivable:
Trade, less allowance for doubtful accounts of $422 in 2009 and $204 in 2008	39,337	36,597
Other	4,091	2,261
Inventories	1,339	1,541
Deferred income taxes	2,801	4,717
Prepaid expenses	6,897	4,381
Total current assets	57,024	51,038

Property and equipment:
Land and structures	36,318	36,101
Revenue equipment	359,937	354,712
Service, office and other equipment	26,963	23,923
	423,218	414,736
Accumulated depreciation and amortization	(149,287)	(133,863)
	273,931	280,873
Other assets	463	357
Total assets	$331,418	$332,268

Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$3,822	$4,500
Trade accounts payable	10,559	7,533
Current portion of insurance and claims accruals	8,847	10,106
Accrued expenses	9,772	12,158
Current maturities of long-term debt and capital leases	61,489	16,956
Note payable	--	1,285
Total current liabilities	94,489	52,538

Long-term debt and capital leases, less current maturities	41,204	79,364
Deferred income taxes	48,320	48,563
Insurance and claims accruals, less current portion	4,571	5,030

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,825,407 shares in 2009 and 11,777,439 shares in 2008	118	118
Additional paid-in capital	64,409	64,171
Retained earnings	100,035	104,700
Less treasury stock, at cost (1,332,500 shares in 2009 and 1,366,500 shares in 2008)	(21,661)	(22,163)
Accumulated other comprehensive loss	(67)	(53)
Total stockholders’ equity	142,834	146,773
Total liabilities and stockholders’ equity	$331,418	$332,268

(1)The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue:
Trucking revenue	$78,445	$98,599	$236,358	$291,613
Strategic Capacity Solutions revenue	3,870	5,097	10,017	13,071
Base revenue	82,315	103,696	246,375	304,684
Fuel surcharge revenue	13,856	42,393	35,676	114,770
Total revenue	96,171	146,089	282,051	419,454

Operating expenses and costs:
Salaries, wages and employee benefits	31,116	40,499	94,864	121,825
Fuel and fuel taxes	24,393	53,590	66,791	157,131
Depreciation and amortization	12,997	12,765	37,737	37,527
Purchased transportation	11,339	11,927	31,543	29,592
Operations and maintenance	6,223	7,033	19,836	20,675
Insurance and claims	5,393	7,048	16,585	22,120
Operating taxes and licenses	1,374	1,589	4,432	4,822
Communications and utilities	965	1,008	2,919	3,081
Loss (gain) on disposal of revenue equipment, net	3	(23)	1	(53)
Other	3,867	4,802	11,073	13,182
Total operating expenses and costs	97,670	140,238	285,781	409,902
Operating (loss) income	(1,499)	5,851	(3,730)	9,552
Other expenses (income):
Interest expense	655	1,164	2,261	3,507
Asset impairment charge	--	305	--	305
Other, net	(39)	(11)	(74)	(128)
Total other expenses, net	616	1,458	2,187	3,684
(Loss) income before income taxes	(2,115)	4,393	(5,917)	5,868
Income tax (benefit) expense	(477)	2,041	(1,252)	3,327

Net (loss) income	$(1,638)	$2,352	$(4,665)	$2,541

Per share information:
Average shares outstanding (Basic)	10,249	10,223	10,228	10,218
Basic (loss) earnings per share	$(0.16)	$0.23	$(0.46)	$0.25

Average shares outstanding (Diluted)	10,249	10,251	10,228	10,236
Diluted (loss) earnings per share	$(0.16)	$0.23	$(0.46)	$0.25

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	Loss	Total
Balance at December 31, 2008	11,778	$118	$64,171	$104,700	$(22,163)	$(53)	$146,773
Exercise of stock options	32	--	364	--	--	--	364
Stock-based compensation	--	--	376	--	--	--	376
Restricted stock award grant	15	--	--	--	--	--	--
Retirement of forfeited restricted stock	--	--	51	--	(51)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(68)	--	--	--	--	--	(111)	(111)
Reclassification of derivative net losses to statement of operations, net of income tax of $60	--	--	--	--	--	97	97
Return of forfeited restricted stock upon termination of the 2003 Restricted Stock Award Plan	--	--	(553)	--	553	--	--
Net loss for 2009	--	--	--	(4,665)	--	--	(4,665)
Balance at September 30, 2009	11,825	$118	$64,409	$100,035	$(21,661)	$(67)	$142,834

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net (loss) income	$(4,665)	$2,541
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,737	37,527
Provision for doubtful accounts	227	162
Deferred income taxes	1,673	1,778
Excess tax benefit from exercise of stock options	--	(19)
Stock-based compensation	376	367
Loss (gain) on disposal of revenue equipment, net	1	(53)
Changes in operating assets and liabilities:
Accounts receivable	(4,797)	(7,836)
Inventories and prepaid expenses	(2,314)	(327)
Trade accounts payable and accrued expenses	626	14,821
Insurance and claims accruals	(1,718)	(1,299)
Net cash provided by operating activities	27,146	47,662

Investing activities
Purchases of property and equipment	(30,229)	(53,697)
Proceeds from sale of property and equipment	9,955	21,671
Change in other assets	(106)	2
Net cash used in investing activities	(20,380)	(32,024)

Financing activities
Borrowings under long-term debt	61,172	94,009
Principal payments on long-term debt	(45,372)	(89,385)
Principal payments on capitalized lease obligations	(19,949)	(19,981)
Principal payments on note payable	(1,285)	(1,538)
Net decrease in bank drafts payable	(678)	(5,006)
Proceeds from exercise of stock options	364	186
Excess tax benefit from exercise of stock options	--	19
Net cash used in financing activities	(5,748)	(21,696)

Increase (decrease) in cash and cash equivalents	1,018	(6,058)
Cash and cash equivalents:
Beginning of period	1,541	8,014
End of period	$2,559	$1,956

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,299	$3,663
Income taxes	2,065	436
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	10,522	38,640

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon. Base revenue in the consolidated statements of operations represents revenue excluding this fuel surcharge revenue.

NOTE 2 – REVENUE RECOGNITION

Revenue generated by our Trucking operating segment is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time. Expenses are recognized as incurred.

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,025,000 shares of Common Stock to directors, officers and other key employees. On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board. No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant. Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted. Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years. The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted. The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.47 to $30.22 as of September 30, 2009. At September 30, 2009, 477,846 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.

Compensation cost recognized in the first nine months of 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period. For the three and nine month periods ended September 30, 2009, we recognized approximately $0.1 million and approximately $0.2 million, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans. For the three and nine month periods ended September 30, 2008, we recognized approximately $0.1 million and approximately $0.2 million, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans.

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

Grant Date	Restricted Shares (1)	Number of shares under options (1)	Value (2)
February 2, 2009	5,113	12,283	$14.18
May 1, 2009	5,222	16,473	13.88
August 3, 2009	4,997	15,291	14.50
(1)	Net of forfeited shares.
(2)	The shares were valued at the closing price of the Company’s Common Stock on the date of grant.

The table below sets forth the assumptions used to value stock options granted during the years indicated. No options were granted during the year ended December 31, 2008.

	2009	2008
Dividend yield	0%	--
Expected volatility	37.0 - 53.1%	--
Risk-free interest rate	1.4%	--
Expected life (in years)	4.17 - 4.25	--

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

At September 30, 2009, we had 182,897 outstanding stock options with a weighted average exercise price of $16.76, and there were 86,250 vested options. The weighted average remaining contractual life of the exercisable options was approximately 1.1 years.

Information related to option activity for the nine months ended September 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	221,300	$16.24
Granted	44,513	14.18
Exercised	(39,800)	11.74		$97,320
Cancelled/forfeited/expired	(43,116)	16.04
Outstanding at September 30, 2009	182,897	$16.76	2.7	$52,804
Exercisable at September 30, 2009 (2)	86,250	$15.87	1.1	$52,804

(1)

The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our Common Stock, as determined by the closing price on September 30, 2009 (the last trading day of the quarter) was $12.70.

(2)	The fair value of options exercisable at September 30, 2009 was approximately $0.5 million.

Information related to the weighted average fair value of stock option activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2008	113,100	$7.97
Granted	44,513	5.00
Forfeited	(10,066)	7.94
Vested	(50,900)	6.07
Nonvested options – September 30, 2009	96,647	$7.60

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of September 30, 2009 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.47	42,800	1.1	42,800
12.66	4,000	1.3	4,000
13.88	16,473	4.8	--
14.18	12,283	4.8	--
14.50	17,691	4.9	--
15.83	5,000	4.9	1,000
16.08	2,250	0.3	2,250
17.06	24,000	2.8	9,600
22.54	52,400	2.3	23,600
22.93	3,000	1.1	1,500
30.22	3,000	1.8	1,500
	182,897	2.7	86,250

The 2003 Restricted Stock Award Plan, which terminated on August 31, 2009, allowed us to issue up to 150,000 shares of Common Stock as awards of restricted stock to our officers, 100,000 shares of which had been awarded. The Chairman of the Board contributed 100,000 shares of his Common Stock to the Company for purposes of issuance under the 2003 Restricted Stock Award Plan. Shares issued as restricted stock awards under the 2003 Restricted Stock Award Plan consisted solely of shares of Common Stock contributed to the Company by its Chairman of the Board. Awards under the 2003 Restricted Stock Award Plan vested over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as set by the Board of Directors based on criteria set forth in the 2003 Restricted Stock Award Plan. Currently, the performance goals require the attainment of an annual retained earnings growth rate of 10.0% in order for the shares to qualify for full vesting (with 50.0% vesting if a 9.0% growth rate is achieved). The fair value of the 100,000 shares of Common Stock subject to the awards previously granted is being amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable. To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed. The performance goal for 2008 was not met. As a result, no compensation expense was recognized for the 14,000 shares that were to have vested on March 1, 2009, based on 2008 performance. The shares remained outstanding until their scheduled vesting date of March 1, 2009, at which time their forfeiture became effective. For financial statement purposes, the previously recorded expense in the amount of $0.2 million relating to the forfeited shares was recovered on December 31, 2008, the date on which it was determined that the achievement of the performance goal was not met. As a result, such shares have been recorded as treasury stock and are not reflected as nonvested shares in the table below as of December 31, 2008. As of September 30, 2009, management determined that the performance goal for 2009 will not be met. As a result, the 4,000 shares that were scheduled to vest on March 1, 2010 have been deemed to be forfeited. For financial statement purposes, the previously recorded expense in the amount of $0.1 million relating to the forfeited shares was recovered on September 30, 2009, the date on which it was determined that the achievement of the performance goal would not be met. As a result, such shares have been recorded as treasury stock and are not included in the nonvested shares in the table below as of September 30, 2009. The shares will remain outstanding until their scheduled vesting date of March 1, 2010, at which time their forfeiture will become effective. Pursuant to the provisions of the Plan, any shares that remained in the Plan that were not subject to outstanding awards when the Plan terminated and any previously awarded shares that are forfeited after the Plan terminates are to be returned to Mr. Robert M. Powell, Chairman of the Board of Directors. Accordingly, the 38,000 previously forfeited shares were returned to Mr. Powell on September 1, 2009.

The compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods. For the three months ended September 30, 2009 and 2008, the compensation expense related to our restricted stock awards was approximately $0.03 million and $0.1 million, respectively. For the nine months ended September 30, 2009 and 2008, the compensation expense related to our restricted stock awards was approximately $0.2 million and $0.2 million, respectively.

Information related to the 2003 Restricted Stock Award Plan for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2008	8,000	$27.66
Granted	--	--
Forfeited	(4,000)	27.66
Vested	--	--
Nonvested shares – September 30, 2009	4,000	$27.66

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company. The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date. Each officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of defined retained earnings growth. Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate). Any shares that fail to vest as a result of the Company’s failure to attain a performance goal will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that Plan until that Plan expires in 2014 and the related expense will be reversed.

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the nine months ended September 30, 2009, is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2008	200,000	$12.13
Granted	15,500	14.18
Forfeited	(168)	14.03
Vested	--	--
Nonvested shares – September 30, 2009	215,332	$12.28

As of September 30, 2009, we had approximately $0.3 million and $2.2 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years for stock options and 6.6 years for restricted stock.

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the three and nine month periods ended September 30, 2009, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

On October 21, 2009, the Board of Directors of the Company approved an authorization for the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012. Subject to applicable timing and other legal requirements, repurchase under authorization may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President. Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans. The new authorization is in addition to the existing repurchase.

NOTE 5 – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries. The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. Our business is classified into the Trucking operating segment and the Strategic Capacity Solutions operating segment, which we previously designated as operating divisions. These two operating segments are aggregated into one segment for financial reporting purposes. Trucking consists primarily of our General Freight and Dedicated Freight service offerings, as well as our Trailer-on-Flat-Car rail intermodal service offering. We previously referred to our Freight Brokerage operations as our “Strategic Capacity Solutions” division. We now use “Strategic Capacity Solutions” to refer to the operating segment, which now consists primarily of our Freight Brokerage service offering and our Container-on-Flat-Car rail intermodal service offering. These service offerings within the Strategic Capacity Solutions operating segment are intended to provide services that complement our Trucking services, primarily to existing customers of our Trucking operating segment. A majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings. Our Strategic Capacity Solutions operating segment represents a relatively minor part of our business, generating approximately 4.7% and 4.1% of our total base revenue for the three and nine month periods ended September 30, 2009, respectively, and approximately 4.9% and 4.3% of total base revenue for the three and nine month periods ended September 30, 2008, respectively. Our rail intermodal service offering classifications are dependent upon whether or not Company equipment is used in providing the service. If Company equipment is used, those results are included in our Trucking operating segment (Trailer-on-Flat-Car). If Company equipment is not used, those results are included in our Strategic Capacity Solutions operating segment (Container-on-Flat-Car). For the three and nine month periods ended September 30, 2009, rail intermodal service offerings generated approximately 2.5% and 2.2% of total base revenue, respectively. For the three and nine month periods ended September 30, 2008, rail intermodal service offerings generated approximately 2.0% and 1.0% of total base revenue, respectively.

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued TheFASB Accounting Standards CodificationTM (“Codification”). The Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and it has not had a material impact on our financial reporting.

As set forth in the Subsequent Events Topic of the Codification, general standards have been established for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We are now required to disclose the date through which we have evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Subsequent Events Topic is effective for financial statements issued for interim and annual periods ending after June 15, 2009, and it has not had a material impact on our financial reporting.

As required by the Derivatives and Hedging Topic of the Codification (ASC 815), enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows are now required. The enhanced disclosures requirement of the Derivatives and Hedging Topic became effective for us on January 1, 2009, and it has not had a material impact on our financial reporting.

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

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement is being accounted for as a cash flow hedge, the fair value of this liability at September 30, 2009, was approximately $0.1 million and it is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 8 - COMPREHENSIVE LOSS

Comprehensive loss was comprised of net loss plus the market value adjustment on our interest rate swap that will expire on February 19, 2011, which is designated as a cash flow hedge. Comprehensive loss consisted of the following components:

(in thousands)
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Net loss	$(1,638)	$(4,665)
Change in fair value of interest rate swap, net of income tax benefit of $(25) for the three months ended September 30, 2009, and net of income tax benefit of $(68) for the nine months ended September 30, 2009	(41)	(111)
Reclassification of derivative net losses to statement of operations, net of income tax of $12 for the three months ended September 30, 2009, and net of income tax of $60 for the nine months ended September 30, 2009	20	97
Total comprehensive loss	$(1,659)	$(4,679)

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	September 30,	December 31,
	2009	2008
Salaries, wages and employee benefits	$4,413	$4,118
Other (1)	5,359	8,040
Total accrued expenses	$9,772	$12,158

(1)	As of September 30, 2009 and December 31, 2008, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

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

On October 21, 2009, the Company’s Board of Directors approved an unsecured note payable of $1.4 million, scheduled to mature on September 1, 2010 and bearing interest at 3.4%. The note payable will be used to finance a portion of the Company’s annual insurance premiums.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	September 30,	December 31,
	2009	2008
Revolving credit agreement (1)	$49,000	$33,200
Capitalized lease obligations (2)	53,693	63,120
	102,693	96,320
Less current maturities	61,489	16,956
Long-term debt and capital leases, less current maturities	$41,204	$79,364

(1)

Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million. Availability may be reduced by a borrowing base limit as defined in the Facility. At September 30, 2009, we had approximately $49.0 million in borrowings and $6.8 million in letters of credit outstanding, with $44.2 million available under the Facility. The Facility matures on September 1, 2010. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than nine months prior to the maturity date, subject to certain conditions. Accordingly, the Facility can be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders. At this time, the Company does not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so. The Facility bears variable interest based on the type of borrowing and on the agent bank’s prime rate, or federal funds rate plus a certain percentage, or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. The interest rate on our overnight borrowings under the Facility at September 30, 2009 was 3.25%. The interest rate including all borrowings made under this facility at September 30, 2009 was 1.2%. A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios. At September 30, 2009, the rate was 0.175% per annum. The Facility is collateralized by revenue equipment having a net book value of $185.1 million at September 30, 2009, and all trade and other accounts receivable. The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $133.9 million at September 30, 2009. We were in compliance with these covenants at September 30, 2009. The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants. The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

The Facility matures on September 1, 2010. Accordingly, during the quarter we reclassified that debt from long-term to short-term. We have begun the process of negotiating a new revolving credit facility, and do not expect difficulty obtaining credit. However, we do anticipate that the pricing spreads on any new facility will be materially higher than the favorable spreads we enjoy today due to widely reported dislocations in the credit markets.

(2)

Our capitalized lease obligations have various termination dates extending through March 2013 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 3.3% to 4.8% at September 30, 2009. The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 12 – LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases with terms of 42 months. At September 30, 2009, property and equipment included capitalized leases, which had capitalized costs of $67.8 million, accumulated amortization of $14.6 million and a net book value of $53.2 million. At December 31, 2008, property and equipment included capitalized leases, which had capitalized costs of $81.6 million, accumulated amortization of $18.8 million and a net book value of $62.8 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $8.3 million for the nine months ended September 30, 2009, and $9.3 million for the nine months ended September 30, 2008.

We have entered into leases with lenders who participate in our Senior Credit Facility. Those leases and our Facility contain cross-default provisions. We have also entered into leases with other lenders who do not participate in our Facility. Multiple leases with lenders who do not participate in our Facility generally contain cross-default provisions.

We routinely monitor our equipment acquisition needs and adjust our purchase schedule from time to time based on our analysis of factors such as new equipment prices, the condition of the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, fuel efficiency, equipment durability, equipment specifications and the availability of qualified drivers.

As of September 30, 2009, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $10.8 million for the remainder of 2009, none of which is cancelable by us upon advance written notice.

NOTE 13 – INCOME TAXES

During the three months ended September 30, 2009 and 2008, our effective tax rates were 22.6% and 46.5%, respectively. During the nine months ended September 30, 2009 and 2008, our effective tax rates were 21.1% and 56.7%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2006, 2007 and 2008 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We have not recorded any unrecognized tax benefits through September 30, 2009.

NOTE 14 – CHANGE IN ACCOUNTING ESTIMATE

Effective April 1, 2009, we changed our method of accounting for tires. Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months, depending on the type of tire. Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service. We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue. For the three months ended September 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.5 million and on a net of tax basis of approximately $0.9 million ($0.09 per share). For the nine months ended September 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $2.9 million and on a net of tax basis of approximately $1.8 million ($0.17 per share).

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

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(1,638)	$2,352	$(4,665)	$2,541
Denominator:
Denominator for basic (loss) earnings per share – weighted average shares	10,249	10,223	10,228	10,218
Effect of dilutive securities:
Employee stock options	--	28	--	18
Denominator for diluted (loss) earnings per share – adjusted weighted average shares and assumed conversions	10,249	10,251	10,228	10,236
Basic (loss) earnings per share	$(0.16)	$0.23	$(0.46)	$0.25
Diluted (loss) earnings per share	$(0.16)	$0.23	$(0.46)	$0.25
Weighted average anti-dilutive employee stock options	134	122	124	122

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 million and $0.1 million for the three and nine month periods ended September 30, 2009, respectively. On January 2, 2008, we filed an appeal of the verdict and the court’s order, and on September 25, 2008, we presented an oral argument before the 8th Circuit United States Court of Appeals seeking to overturn the verdict. On October 1, 2009, the Court of Appeals entered an order affirming the decision of the District Court. As we have previously reported, the award has been accrued and it was paid on October 19, 2009. On October 20, 2009, the Court issued its final mandate, effectively concluding the litigation.

NOTE 17 - SUBSEQUENT EVENTS

Effective for the three month period ended June 30, 2009, we implemented a new accounting pronouncement, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of the pronouncement did not impact our financial position, results of operations or cash flows. We evaluated all events or transactions that occurred after September 30, 2009 and through October 30, 2009, the date we issued these consolidated financial statements. Other than the October 1, 2009 Court of Appeals order mentioned in Note 16 – Litigation, above, the October 21 Board of Directors authorization of the $1.4 million note payable mentioned in Note 10 – Note Payable, above, and the October 21, 2009 Board of Directors authorization for the repurchase of up to 2,000,000 shares of our outstanding Common Stock mentioned in Note 4 – Repurchase of Equity Securities, above, during this period we did not have any material recognizable or non-recognizable subsequent events.

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

Our Business

We operate in the for-hire truckload segment of the trucking industry. Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery. Our business is classified into the Trucking operating segment and the Strategic Capacity Solutions operating segment, which we previously designated as operating divisions. Our Trucking operating segment includes those transportation services in which we use Company-owned tractors and owner-operator tractors, as well as Trailer-on-Flat-Car rail intermodal service. Our Strategic Capacity Solutions operating segment consists of services such as freight brokerage, transportation scheduling, routing and mode selection, as well as Container-on-Flat-Car rail intermodal service, which typically do not involve the use of Company-owned or owner-operator equipment. Both Trucking and Strategic Capacity Solutions have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report. Accordingly, they have been aggregated into one segment for financial reporting purposes.

Substantially all of our base revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs. For the nine months ended September 30, 2009 and 2008, Trucking base revenue represented 95.9% and 95.7% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions.

We generally charge customers for our services on a per-mile basis. The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. The variable costs include fuel expense, insurance and claims and driver-related expenses, such as wages and benefits.

Trucking. Trucking includes the following primary service offerings provided to our customers:

•

General Freight. Our General Freight service offering provides truckload freight services as a short- to medium-haul common carrier. We have provided General Freight services since our inception and we derive the largest portion of our revenue from these services.

•

Dedicated Freight. Our Dedicated Freight service offering is a variation of our General Freight service, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times. In addition to serving specific customer needs, our Dedicated Freight service offering also aids in driver recruitment and retention.

•

Trailer-on-Flat-Car. Our Trailer-on-Flat-Car service offering uses Company-owned trailers via rail intermodal service to provide our customers cost savings over General Freight with a slightly slower transit speed. It also allows us to reposition our equipment to maximize our freight network yield.

Strategic Capacity Solutions. Strategic Capacity Solutions includes the following primary service offerings provided to our customers:

•	Freight Brokerage. Our Freight Brokerage service offering matches customer shipments with available equipment of other carriers when it is not feasible to use our own equipment.
•

Container-on-Flat-Car. Our Container-on-Flat-Car service offering is a rail intermodal service which matches customer shipments with available containers of other carriers when it is not feasible to use our own equipment.

Our Strategic Capacity Solutions service offerings provide services complementary to Trucking. We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs. To date, a majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings.

Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight typically remaining in a trailer or special container throughout the trip. Our rail intermodal service offerings involve transporting, or arranging the transportation of, freight on trucks to a third party who uses a different mode of transportation, specifically rail, to complete the other portion of the shipment. For the three months ended September 30, 2009 and 2008, rail intermodal service offerings generated approximately 2.5% and 2.0%, respectively, of total base revenue. For the nine months ended September 30, 2009 and 2008, rail intermodal service offerings generated approximately 2.2% and 1.0%, respectively, of total base revenue.

Results of Operations

Executive Overview

Truckload industry conditions remain challenging. Businesses continue to operate at reduced inventory levels, which has made the recession seem much worse than the actual macroeconomic contraction would suggest. The lack of freight demand has created excess tractor capacity industry wide, which, when coupled with shippers’ needs to cut transportation costs, has put severe downward pressure on freight pricing.

However, we believe that conditions have likely bottomed and continue to remain in the current recessionary trough of freight demand. We experienced slight seasonal improvement throughout the third quarter, which resulted in our fundamental operating metrics and results improving sequentially in each month of the quarter.

The challenging freight conditions and our resulting net loss have overshadowed the progress we have made in each initiative associated with our VEVA (Vision for Economic Value Added) strategic plan:

•

Our cost controls remain solid. Generally, variable costs fell at a similar rate to revenue during the quarter, but higher fuel costs net of fuel surcharge revenue recoveries compared to the prior year period adversely impacted our operating results by approximately $0.09 per share. The change in estimate relating to our accounting for tires as prepaid expense, which we adopted effective April 1, 2009, positively impacted our operating results by approximately $0.09 per share;

•

Our War on Accidents safety initiative continues to methodically drive down our DOT recordable accident frequency, which on a per mile basis has fallen sequentially each quarter this year and is lower year-to-date in 2009 than it was through the same period of 2008;

•	Our Project People initiative has improved the productivity of our non-driver staff, which has been reduced by 176 positions, or 21.7%, since the beginning of 2008;
•

Our Project Tech initiative is progressing. We have converted both our Intermodal and Brokerage service offerings to new operating systems, and we continue to use our internal development capabilities to create customized decision-support tools for our operating personnel;

•

Intermodal volumes are relatively flat compared to a year ago at $2.0 million, but that is primarily due to the intensified pricing competition in COFC (container-on-flat-car) markets where we experienced reduced volumes. Our primary TOFC (Trailer-on-Flat-Car) base revenue actually improved 14.8% compared to the same quarter of 2008;

•

Our Freight Brokerage base revenue decreased 20.2% to $3.8 million for the quarter compared to the same period of 2008, which is an improvement over the 28.4% year-over-year decline during the second quarter of 2009. However, we have experienced volume growth sequentially each quarter this year and our gross operating margin has improved;

•	We have grown our owner-operator fleet by 58.9% to 143, which means now, more than ever before, a greater portion of our fleet is comprised of tractors for which we have made no capital investment;
•

Our average length of haul declined 21.3% to 577 miles, and we experienced a corresponding 10.2% improvement in velocity (the number of times we load our fleet each week) to 3.0. However, given the shortened length of haul, our model actually required Velocity of nearly 4.0 to meet our expectations; and,

•

For the third consecutive quarter, we have experienced year-over-year improvements in base trucking revenue per loaded mile. During the third quarter, we improved that rate 1.9% year-over-year to $1.493. The improvement is not the result of price increases to our customers, but rather is attributable to better management of our freight network and the aforementioned reduction in length of haul.

We believe our operating model is lean and efficient, but it simply does not yet have enough freight volume to be reflected on the bottom line. Compared to a year ago, our miles per tractor per week have declined by 12.0% and our average tractor count has fallen by 10.2% to 2,292. That combination has produced insufficient revenue volume to generate an operating profit. Though things are difficult economically, we believe we have a plan to produce more revenue volume.

For the past year, we have been methodically crafting a freight network, which we refer to as the Spider Web. This network is designed to maximize operating profit by optimizing the combination of velocity, pricing and variable costs. The design was completed and introduced to our organization in August. As we transition from our current network to the Spider Web, we anticipate that:

•	Our length-of-haul will continue to decline to 450-500 miles;
•	Our lane density will improve from nearly 6,000 lanes presently to approximately 1,400 lanes, which will allow us to better manage the fleet and reload our tractors more expeditiously;
•	Our base Trucking revenue per mile will improve between $0.10 to $0.15 depending on economic conditions; and,
•	Our velocity will improve to above 4.0, and our miles per tractor per week will improve to approximately 2,250.

Currently, approximately one-third of our weekly loads are in Spider Web lanes, so we have significant opportunities for improvement. That improvement will not be easy in this economic environment, but we believe we can make steady progress, albeit at a slow pace. Realistically, we believe it will take a full economic cycle for us to transition to the Spider Web, and we expect the transition to be an ongoing process as the Spider Web continues to be refined. Regardless, as the lane density transition occurs, we will still retain the ability and the capacity, through our Strategic Capacity Solutions service offerings, to service customers in those lanes being affected.

Fortunately, our cash flow continues to be relatively strong. Our debt was $15.2 million lower than at this time a year ago, and we have produced positive free cash flow (cash flow from operations less net capital expenditures) this year despite the operating loss. In addition, we have no material off-balance sheet debt. Our financial projections forecast continued compliance with our debt covenants. We are comfortable with our current liquidity, as our borrowing availability stands at approximately $44.2 million.

Our Senior Credit Facility matures on September 1, 2010. Accordingly, during the quarter we reclassified that debt from long-term to short-term. We have begun the process of negotiating a new revolving credit facility and do not expect difficulty obtaining credit. However, we do anticipate that the pricing spreads on any new facility will be materially higher than the favorable spreads we enjoy today due to widely reported dislocations in the credit markets.

As we previously stated, we believe industry conditions have bottomed. However, we anticipate the next two quarters will be similar to recent ones, and there will likely be sequential downward pressure on industry pricing as lower priced second and third quarter bids take effect. We believe the imbalance between industry tractor capacity and freight demand will not improve materially until businesses begin restocking their inventories, which we do not expect in the near term.

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

Base revenue from our Strategic Capacity Solutions operating segment, consisting primarily of base revenue from our Freight Brokerage service offering, has fluctuated in recent periods. This service does not involve the use of our tractors and trailers. Therefore, an increase in this revenue tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue. Likewise, a decrease in this revenue tends to cause those expenses to increase as a percentage of base revenue with a related increase in purchased transportation expense. Since changes in Strategic Capacity Solutions revenue generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below. Base revenue from our Strategic Capacity Solutions operating segment decreased approximately 24.1% and 23.4% for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods of the prior year.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated. The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Operations and accompanying notes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	37.8	39.1	38.5	40.0
Depreciation and amortization	15.8	12.3	15.3	12.3
Fuel and fuel taxes (1)	13.5	12.1	13.1	15.0
Purchased transportation (2)	13.1	10.2	12.3	8.6
Operations and maintenance	7.6	6.8	8.1	6.8
Insurance and claims	6.6	6.8	6.7	7.3
Operating taxes and licenses	1.7	1.5	1.8	1.6
Communications and utilities	1.2	1.0	1.2	1.0
Gain on disposal of revenue equipment, net	--	--	--	--
Other	4.7	4.6	4.5	4.3
Total operating expenses and costs	102.0	94.4	101.5	96.9
Operating (loss) income	(2.0)	5.6	(1.5)	3.1
Other expenses (income):
Interest expense	0.8	1.1	0.8	1.1
Asset impairment charge	--	0.3	--	0.1
Other, net	--	--	--	--
Total other expenses, net	0.8	1.4	0.8	1.2
(Loss) income before income taxes	(2.8)	4.2	(2.3)	1.9
Income tax (benefit) expense	(0.6)	1.9	(0.5)	1.1
Net (loss) income	(2.2)%	2.3%	(1.8)%	0.8%

(1)	Net of fuel surcharge revenue from Trucking operations.
(2)	Net of fuel surcharge revenue from Strategic Capacity Solutions operations.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Results of Operations – Combined Services

Our base revenue decreased 20.6% from $103.7 million to $82.3 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections below.

Net loss for all service offerings was $1.6 million for the three months ended September 30, 2009, as compared to a net income of $2.4 million for the same period of 2008.

Overall, our operating ratio increased by 7.6 percentage points of base revenue to 102.0% because of the following factors:

•

Salaries, wages and employee benefits decreased by 1.3 percentage points of base revenue due in large part to a 58.9% increase in weighted average owner-operator tractors (from 90 to 143) and a 1.4% decrease in driver pay per mile. If we are able to increase our Strategic Capacity Solutions revenue we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Depreciation and amortization increased 3.5 percentage points of base revenue due to a 12.0% decrease in miles per tractor per week and a 13.9% increase in depreciation per tractor. Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions, and they are expected to rise again with the introduction of the 2010 emission standards. Depreciation and amortization expense may continue to be affected in the future as original equipment manufacturers increase prices.

•

Fuel and fuel taxes increased by 1.4 percentage points of base revenue despite a lower fuel price per gallon this quarter as compared to the same quarter of the prior year. Fuel prices increased throughout the third quarter of 2009, while in the third quarter of 2008 fuel prices were decreasing. During periods of rising fuel prices, a lag occurs between the timing of the fuel cost increases and the delayed recovery of fuel surcharge revenues.  This was partially offset by the above-mentioned increase in owner-operator tractors. Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharges, the percentage of total miles driven by owner operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•

Operations and maintenance expense increased 0.8 percentage points of base revenue primarily due to a 20.6% decrease in base revenue, a 15.1% increase in tolls and weight tickets and a 13.9% increase in other operating expense. For the three months ended September 30, 2009, the change in estimate effected by a change in principle relating to our accounting for tires as prepaid expense resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.5 million and on a net of tax basis of approximately $0.9 million ($0.09 per share).

•

Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 2.9 percentage points of base revenue due primarily to a 27.4% increase in fees paid to owner operators. We expect this expense would continue to increase when compared to prior periods if we can achieve our long-term goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions operating segment.

•

Our effective tax rate decreased from 46.5% in 2008 to 22.6% in 2009. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Three Months Ended September 30,
	2009	2008
Total miles (in thousands) (1)	58,970	74,551
Empty mile factor (2)	10.9%	9.7%
Weighted average number of tractors (3)	2,292	2,551
Average miles per tractor per period	25,728	29,224
Average miles per tractor per week	1,958	2,224
Average miles per trip (4)	577	733
Base Trucking revenue per tractor per week	$2,604	$2,941
Number of tractors at end of period (3)	2,297	2,591
Operating ratio (5)	102.0%	94.4%

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.
(3)	Tractors include Company-operated tractors in-service plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base Revenue

Base revenue from Trucking decreased by 20.4% to $78.4 million. The decrease was the result of several factors:

•

General Freight base revenue decreased 19.3% and Dedicated Freight base revenue decreased 42.4%. These decreases were partially offset by an increase in our Trailer-on-Flat-Car Intermodal service offering (from $1.7 million to $2.0 million) and a 0.5% increase in our base Trucking revenue per total mile.

•

The historic low demand levels in the freight environment took its toll on our performance this quarter. The most significant impact of the freight environment was a reduction in Trucking base revenue, which resulted in a 12.0% decline in our tractor utilization (miles per tractor per week).

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 10.2%. We reduced the weighted average size of the Company-owned tractor fleet by 12.7% to 2,149 tractors and grew our weighted average owner-operator fleet by 58.9% to 143 tractors.

We are committed to improving the pricing yield within our Trucking segment. Consistent with that philosophy, our Velocity and Yield Management initiatives helped us reduce our average length-of-haul by 21.3% and increase our Trucking base revenue per loaded mile by 1.9%.

Results of Operations – Strategic Capacity Solutions

Base revenue from Strategic Capacity Solutions decreased 24.1% to $3.9 million from $5.1 million primarily due to a decline in our Freight Brokerage base revenue of 20.2% as a result of the overall decline in freight demand. Also, base revenue from our Container-on-Flat-Car service offering decreased from $0.3 million to $0.1 million. Although our Strategic Capacity Solutions base revenue declined, we have strategically targeted our Freight Brokerage and Intermodal service offerings for growth and have continued to build our Freight Brokerage infrastructure by establishing or developing branches in Van Buren, AR, Springdale, AR and Atlanta, GA.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Results of Operations – Combined Services

Our base revenue decreased 19.1% from $304.7 million to $246.4 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections below.

Net loss for all service offerings was $4.7 million for the nine months ended September 30, 2009, as compared to a net income of $2.5 million for the same period of 2008.

Overall, our operating ratio increased by 4.6 percentage points of base revenue to 101.5% as a result of the following factors:

•

Salaries, wages and employee benefits decreased by 1.5 percentage points of base revenue due primarily to an 77.6% increase in weighted average owner-operator tractors (from 85 to 151) and a 2.2% decrease in driver pay per mile. If we are able to expand our Strategic Capacity Solutions revenue we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•

Depreciation and amortization increased 3.0 percentage points of base revenue due primarily to a 13.0% decrease in miles per tractor per week and an 11.7% increase in depreciation per tractor. Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions, and they are expected to rise again with the introduction of the 2010 emission standards. Depreciation and amortization expenses may continue to be affected in the future as original equipment manufacturers increase prices.

•

Fuel and fuel taxes decreased by 1.9 percentage points of base revenue due primarily to a 43.7% decrease in the price per gallon of diesel, a 24.5% reduction in the total gallons of diesel purchased and a 0.7% improvement in our fleet fuel efficiency. Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharges, the percentage of total miles driven by owner operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•

Insurance and claims expense decreased by 0.6 percentage points of base revenue due primarily to a decrease in adverse claims experience and a reduction in accident frequency as our War on Accidents safety initiative continued to drive improvements in our safety performance. If we are able to continue to execute this initiative, we would expect insurance and claims expense to continue to gradually decrease as a percentage of base revenue in the long term, though remaining volatile from period to period.

•

Operations and maintenance expense increased 1.3 percentage points of base revenue primarily due to a 19.1% decrease in base revenue, a 17.0% increase in tolls and weight tickets and a 12.9% increase in other operating expense. For the nine months ended September 30, 2009, the change in estimate effected by a change in principle relating to our accounting for tires as prepaid expense resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $2.9 million and on a net of tax basis of approximately $1.8 million ($0.17 per share).

•

Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 3.7 percentage points of base revenue due primarily to a 39.6% increase in fees paid to owner operators. We expect this expense would continue to increase when compared to prior periods if we can achieve our long-term goals to grow our owner-operator fleet and increase the revenue of our Strategic Capacity Solutions operating segment.

•

Our effective tax rate decreased from 56.7% in 2008 to 21.1% in 2009. Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Nine Months Ended September 30,
	2009	2008
Total miles (in thousands) (1)	179,292	224,830
Empty mile factor (2)	11.1%	10.2%
Weighted average number of tractors (3)	2,344	2,549
Average miles per tractor per period	76,489	88,203
Average miles per tractor per week	1,961	2,253
Average miles per trip (4)	605	726
Base Trucking revenue per tractor per week	$2,586	$2,923
Number of tractors at end of period (3)	2,297	2,591
Operating ratio (5)	101.5%	96.9%

(1)	Total miles include both loaded and empty miles.
(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.
(3)	Tractors include Company-operated tractors in-service plus owner-operator tractors.
(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.
(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base Revenue

Base revenue from Trucking decreased by 18.9% to $236.4 million. The decrease was the result of several factors:

•

General Freight base revenue decreased 17.4% and Dedicated Freight base revenue decreased 47.4%. These decreases were partially offset by an increase in our Trailer-on-Flat-Car Intermodal service offering (from $2.5 million to $5.0 million) and a 1.6% increase in our base Trucking revenue per total mile.

•

The historic low demand levels in the freight environment took its toll on our performance. The most significant impact of the freight environment was a reduction in Trucking base revenue, which resulted in a 13.0% decline in our tractor utilization (miles per tractor per week).

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 8.0%. We reduced the weighted average size of the Company-owned tractor fleet by 11.0% to 2,193 tractors and grew our weighted average owner-operator fleet by 77.6% to 151 tractors.

We are committed to improving the pricing yield within our Trucking segment. Consistent with that philosophy, our Velocity and Yield Management initiatives helped us reduce our average length-of-haul by 16.7% and increase our Trucking base revenue per loaded mile by 2.6%.

Results of Operations – Strategic Capacity Solutions

Base revenue from Strategic Capacity Solutions decreased 23.4% to $10.0 million from $13.1 million primarily due to a decline in our Freight Brokerage base revenue of 23.5% as a result of the overall decline in freight demand. Also, base revenue from our Container-on-Flat-Car service offering decreased from $0.5 million to $0.4 million. Although our Strategic Capacity Solutions base revenue declined, we have strategically targeted our Freight Brokerage and Intermodal service offerings for growth and have continued to build our Freight Brokerage infrastructure by establishing or developing branches in Van Buren, AR, Springdale, AR and Atlanta, GA.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses increase due primarily to decreased fuel efficiency and increased maintenance costs. Future revenue could be impacted if customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings. Historically, many of our customers have closed their plants for maintenance or other reasons during January and July.

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

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our consolidated financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into operating leases relating to facilities and office equipment that are not reflected in our balance sheet.

Liquidity and Capital Resources

The continued growth of our business has required significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility. We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases. At September 30, 2009, we had approximately $44.2 million available under our Facility. The Facility matures on September 1, 2010. Accordingly, during the quarter we reclassified that debt from long-term to short-term. We have begun the process of negotiating a new revolving credit facility, and do not expect difficulty obtaining credit. However, we expect the terms of the replacement financing will not be as favorable as those of the current Facility due to the continued stresses on the credit markets. Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity. We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months. There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing and facility renewal will be available, if at all, in amounts required or on terms satisfactory to us.

Our balance sheet debt, less cash, represents just 40.8% of our total capitalization, and we have no material off-balance sheet debt. Our capital leases currently represent 52.3% of our total debt and carry an average fixed rate of 3.81%. Not only does that provide us with a natural hedge against London Interbank Offered Rate volatility, but it has also allowed for additional availability on our revolving credit line on which we could currently borrow up to an additional $44.2 million without violating any of our current financial covenants. We expect our capital expenditures to be conservative for the remainder of 2009.

Cash Flows
	(in thousands)
	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$27,146	$47,662
Net cash used in investing activities	(20,380)	(32,024)
Net cash used in financing activities	(5,748)	(21,696)

Net cash provided by operating activities decreased approximately $20.5 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The change was primarily due to the following factors:

•

A $4.7 million net loss was incurred for the nine months ended September 30, 2009 compared to the $2.5 million net profit for the comparable period of the prior year due primarily to a significant decrease in revenue.  This change resulted in approximately $7.2 million less cash being provided by operating activities for the nine months ended September 30, 2009 compared to that provided by operations for the same period of the prior year.

•

Directly relating to the decrease in revenue we experienced during the nine month period ended September 30, 2009, we also experienced a decrease in our fuel surcharge revenue, which decreased to 12.6% of total revenue for the nine months ended September 30, 2009 from 27.4% of total revenue for the same period of 2008.  During the nine months ended September 30, 2009, the price of fuel increased 11.7% compared to an increase of 17.2% for the nine months ended September 30, 2008.  The decreased sales volume and the decreased cost of fuel that we bill our customers, which we record as fuel surcharge revenue, resulted in a reduction of accounts receivable that reduced cash used in operating activities by approximately $3.0 million.

•

During the nine months ended September 30, 2009, we changed our accounting for tires.  Prior to April 1, 2009, we directly expensed the cost of tires when they were placed into service.  Subsequent to April 1, we are capitalizing the cost of tires and amortizing that cost over the expected life of the tire, depending on the type of tire being placed into service.  This change in accounting estimate affected by a change in principle was the primary reason for the approximate $2.0 million increase in cash used in inventories and prepaid expenses and is reflected as cash used in operations.

•

For the nine months ended September 30, 2009, the primary reason for the approximate $14.2 million reduction in accounts payable and accrued expenses, as compared to the change for the comparable period of the prior year, was the reduced cost of fuel, a reduced accrual for new revenue equipment purchases, and a reduced accrual for purchased transportation costs.

For the nine months ended September 30, 2009, net cash used in investing activities was $20.4 million, compared to $32.0 for the same period of 2008.  This decrease was primarily attributable to a reduction of net revenue equipment purchases.  During the nine months ended September 30, 2008, we purchased 759 tractors and 450 trailers as compared to 358 tractors and no trailers in the same period of 2009.  Due to lower utilization of the equipment and weakness in secondary equipment markets, normal trade schedules have been extended to maximize the economic benefit of the equipment.

For the nine months ended September 30, 2009, net cash used in financing activities was $5.7 million, compared to cash used by financing activities of $21.7 million for the same period of 2008.  This decrease in cash used in financing activities is primarily attributable to an increase of approximately $11.2 million in debt associated with our Senior Credit Facility for the nine months ended September 30, 2009, used primarily to fund revenue equipment purchases. In addition to the increase in debt, we also had an approximate $4.3 million reduction in bank drafts payable resulting from reduced levels of operating expenses.

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

The Facility is collateralized by revenue equipment having a net book value of approximately $185.1 million at September 30, 2009, and all trade and other accounts receivable. The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than nine months prior to the maturity date, subject to certain conditions. At this time, we do not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders. At September 30, 2009, $49.0 million was outstanding under the Facility.

The Facility bears variable interest based on the type of borrowing and on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios. For the nine months ended September 30, 2009, the effective interest rate was 1.7%. A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios. At September 30, 2009, the rate was 0.175% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios and to maintain a minimum tangible net worth of approximately $133.9 million at September 30, 2009. In the event we fail to cure an event of default, the loan can become immediately due and payable. As of September 30, 2009, we were in compliance with the covenants. We have entered into leases with lenders who participate in our Facility. Those leases and the Facility contain cross-default provisions. We have also entered into leases with other lenders who do not participate in the Facility. Multiple leases with lenders who do not participate in our Facility generally contain cross-default provisions.

The Facility matures on September 1, 2010. Accordingly, during the quarter we reclassified that debt from long-term to short-term. We have begun the process of negotiating a new revolving credit facility, and do not expect difficulty obtaining credit. However, we do anticipate that the pricing spreads on any new facility will be materially higher than the favorable spreads we enjoy today due to widely reported dislocations in the credit markets.

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

Equity

At September 30, 2009, we had stockholders’ equity of $142.8 million and total debt including current maturities of $61.5 million, resulting in a total debt, less cash, to total capitalization ratio of 40.8% compared to 39.3% at December 31, 2008.

Purchases and Commitments

As of September 30, 2009, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $12.7 million for the remainder of 2009, approximately $10.8 million of which relates to revenue equipment acquisitions. To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $1.9 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment. We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market. During the nine months ended September 30, 2009, we made $30.8 million of net capital expenditures, including $30.2 million for revenue equipment purchases and $0.6 million for facility expansions and other expenditures. The following table represents our outstanding contractual obligations at September 30, 2009, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$49,000	$49,000	$--	$--	$--
Capital lease obligations (2)	53,693	12,489	41,204	--	--
Purchase obligations (3)	10,788	10,788	--	--	--
Rental obligations	1,628	614	632	57	325
Total	$115,109	$72,891	$41,836	$57	$325

(1)

Long-term debt obligations, excluding letters of credit in the amount of $6.8 million, consist of our Senior Credit Facility, which matures on September 1, 2010. The primary purpose of this Facility is to provide working capital for the Company; however, the Facility is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources. Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time. Based on these factors, we have not included in this line item an estimate of future interest payments.

(2)	Includes interest payments not included in the balance sheet.
(3)	The purchase obligations amount represents commitments to purchase revenue equipment, none of which is cancelable by us upon advance written notice.

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

The most significant accounting policies and estimates that affect our financial statements include the following:

•

Revenue recognition and related direct expenses based on relative transit time in each period. Revenue generated by Trucking is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time. Expenses are recognized as incurred.

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

We make equipment purchasing and replacement decisions on the basis of various factors, including, but not limited to, new equipment prices, used equipment market conditions, demand for our freight services, prevailing interest rates, technological improvements, fuel efficiency, equipment durability, equipment specifications and driver availability. Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors and trailers from time to time, based on an operating principle whereby we pursue trade intervals that economically balance our maintenance costs and expected trade-in values in response to the circumstances existing at that time. Such adjustments in trade intervals may cause us to adjust the useful lives or salvage values of our tractors or trailers. By changing the relative amounts of older equipment and newer equipment in our fleet, adjustments in trade intervals also increase and decrease the average age of our tractors and trailers, whether or not we change the useful lives or salvage values of any tractors or trailers. We also adjust depreciable lives and salvage values based on factors such as changes in prevailing market prices for used equipment. We periodically monitor these factors in order to keep salvage values in line with expected market values at the time of disposal. Adjustments in useful lives and salvage values are made as conditions warrant and when we believe that the changes in conditions are other than temporary. These adjustments result in changes in the depreciation expense we record in the period in which the adjustments occur and in future periods. These adjustments also impact any resulting gain or loss on the ultimate disposition of the revenue equipment. Management believes our estimates of useful lives and salvage values have been materially accurate as demonstrated by the insignificant amounts of gains and losses on revenue equipment dispositions in recent periods. However, given the current economic environment, previously established salvage values need to be more closely monitored to assure that book values do not exceed market values. We continually review salvage values to address this issue.

To the extent depreciable lives and salvage values are changed, such changes are recorded in accordance with the applicable generally accepted accounting principles existing at the time of change.

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

•

Accounting for income taxes.  Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable. We have not recorded a valuation allowance at September 30, 2009, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the three months ended September 30, 2009, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•

Prepaid tires. Effective April 1, 2009, we changed our method of accounting for tires. Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire. Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service. We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue. For the three months ended September 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.5 million and on a net of tax basis of approximately $0.9 million ($0.09 per share). For the nine months ended September 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $2.9 million and on a net of tax basis of approximately $1.8 million ($0.17 per share).

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

Interest Rate Risk. We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility. The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage. At September 30, 2009, we had $55.8 million outstanding pursuant to our Facility including letters of credit of $6.8 million. Assuming the outstanding balance at September 30, 2009 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.5 million.

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

Commodity Price Risk. Fuel prices have fluctuated greatly and have generally increased in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases. We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases. Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. These costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations. The plaintiff alleged that the Company breached and wrongfully terminated the commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers. In early August 2007, the jury returned an unfavorable verdict in this contract dispute. The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the three months ended September 30, 2007. In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007. The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.05 million and $0.1 million for the three and nine month periods ended September 30, 2009, respectively. On January 2, 2008, we filed an appeal of the verdict and the court’s order, and on September 25, 2008, we presented an oral argument before the 8th Circuit United States Court of Appeals seeking to overturn the verdict. On October 1, 2009, the Court of Appeals entered an order affirming the decision of the District Court. As we have previously reported, the award has been accrued and it was paid on October 19, 2009. On October 20, 2009, the Court issued its final mandate, effectively concluding the litigation.

ITEM 1A.	RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Risk Factors” in Item 1A of that report. Except as set forth below, we do not believe there have been any material changes in these risks during the nine months ended September 30, 2009. The change to the risk factor disclosed in our Annual Report on Form 10-K is included in the last paragraph of this risk factor.

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

Recently, there has been widespread concern over the credit markets and their effect on the economy. If the economy and credit markets weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. Additionally, the stresses in the credit market have caused uncertainty in the equity markets. Although some stability has returned to the equity markets, there still exists enough economic uncertainty that could cause the market price of our securities to be volatile.

If the credit markets erode, we also may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources.  We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments, or for general corporate purposes. As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all. If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, current operations, results of operations, and potential investments.

Our Amended and Restated Senior Credit Facility matures on September 1, 2010. Accordingly, during the quarter we reclassified that debt from long-term to short-term. We have begun the process of negotiating a new revolving credit facility and do not expect difficulty obtaining credit. However, we do anticipate that the pricing spreads on any new facility will be materially higher than the favorable spreads we enjoy today due to widely reported dislocations in the credit markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010. We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. During the nine months ended September 30, 2009, we did not repurchase any shares of our Common Stock. Our current repurchase authorization has 1,165,901 shares remaining.

On October 21, 2009, the Board of Directors of the Company approved an authorization for the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012. Subject to applicable timing and other legal requirements, repurchase under authorization may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President. Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans. The new authorization is in addition to the existing repurchase.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the third quarter of 2009.

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

USA Truck, Inc.
(Registrant)

Date:	October 30, 2009	By:	/s/ CLIFTON R. BECKHAM
Clifton R. Beckham
President and Chief Executive Officer

Date:	October 30, 2009	By:	/s/ DARRON R. MING
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