Form 10-K
period 2009-12-31
USA TRUCK INC
filed 2010-03-16
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

[  X  ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large Accelerated Filer____         Accelerated Filer __X__         Non-Accelerated Filer _____        Smaller Reporting Company____

    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $106,241,930 (in making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and affiliated holders of more than 10% of the registrant’s outstanding common stock, and no other persons, are affiliates).

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of March 11, 2010 is 10,505,162.
DOCUMENTS INCORPORATED BY REFERENCE
Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders	Part III
in connection with the 2010 Annual Meeting

PART I

Item 1.	BUSINESS

We are a truckload carrier providing transportation of general commodities throughout the continental United States, into and out of Mexico and into and out of portions of Canada.  Generally, we transport full dry van trailer loads of freight from origin to destination without intermediate stops or handling. To complement our General Freight operations, we provide dedicated, brokerage and rail intermodal services.  For shipments into Mexico, we transfer our trailers to tractors operated by Mexican trucking companies at a facility in Laredo, Texas, which is operated by the Company’s wholly-owned subsidiary.  Through our asset based and non-asset based capabilities, we transport many types of freight for a diverse customer base in industries such as industrial machinery and equipment, rubber and plastics, retail stores, paper products, durable consumer goods, metals, electronics and chemicals.

 Our truckload freight services utilize equipment we own or equipment owned by owner operators for the pick-up and delivery of freight.  The Trucking segment of our operations provides these services through three service offerings.  Our General Freight service offering transports freight over irregular routes as a short- to medium-haul common carrier.  Our Dedicated Freight service offering provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.  Our Trailer-on-Flat-Car rail intermodal service offering, which we began offering in December 2007, provides a rail transit option to transport freight to the extent Company equipment is used in providing the service.  At December 31, 2009, our Trucking fleet consisted of 2,328 in service tractors and 7,214 trailers and our average length-of-haul was 599 miles.

Through our Freight Brokerage and our Container-on-Flat-Car rail intermodal service offerings, which comprise our Strategic Capacity Solutions operating segment, we provide services such as transportation scheduling, routing and mode selection, which typically do not involve the use of our equipment or owner-operator equipment.  In the past, we provided these services primarily as supplemental services to customers who had also engaged us to provide truckload freight services.

For reporting purposes, we aggregate the financial data for our Trucking operating segment and our Strategic Capacity Solutions operating segment.  The discussion of our business in this Item 1 focuses primarily on Trucking, which is our dominant segment, producing 95.7% of our total base revenue in 2009.

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

Strategic and Operating Objectives

We have studied our business carefully to determine the best path to narrowing the current and historic disparity between our stock’s valuation and the stocks of our peers.  Going forward, we are continuing to pursue three primary strategic objectives:

•
Continue to manage our financial returns.  Our goal is to produce a return on capital that meets or exceeds 10% while simultaneously managing our cost of capital below that 10% threshold, thus adding economic value for our stockholders.  Over the years, we have consistently injected capital into our business but have not generally been satisfied with the return on that capital.  We are now utilizing our own internal cost of capital as the basis for establishing internal rates of return objectives on various business activities.

•
Improve earnings consistency relative to the Standard & Poor’s 500.  Since our initial public stock offering, our earnings per share results have been inconsistent, which we believe has contributed to a disparity in valuations between our common stock and that of our peers.  There are many factors that have contributed to this inconsistency, including unpredictable insurance and claims costs and our relatively low outstanding share count.  However, the most fundamental factor is the volatility inherent in our traditional business model.

Our traditional model, which was primarily medium length-of-haul, produced industry-leading operating margins when freight demand was plentiful, but we struggled under that model when freight demand was scarce.  A significant majority of our revenue is now derived from a shorter length-of-haul, as we adjusted our business model in order to meet these strategic objectives.  These business model changes are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Executive Overview.”

While our revenue production has been volatile throughout the economic cycles, our cost discipline has not.  We are consistently one of the lowest cost operators in the truckload industry.   Maintaining our cost discipline will be crucial to successfully achieving our objective of improved earnings consistency.

•
Position USA Truck for long-term revenue growth.  Our objective is to create enough operating margin to consistently produce a 10% return on capital.  Once we consistently produce that rate of return, profitable top-line revenue growth will again be our primary vehicle to grow stockholder value.  By adjusting our operating model and maintaining our cost discipline, we are laying the foundation to position ourselves for future growth opportunities.

The attainment of our strategic direction and objectives is dependent upon the execution of our operating plan and its supporting initiatives that we call VEVA (Vision for Economic Value Added).  VEVA is a detailed, quarter-by-quarter operating plan designed to expand our Common Stock valuation multiples by earning a 10% return on capital and simultaneously driving our weighted average cost of capital below 10%.  VEVA calls for the expansion of our Common Stock valuation multiples beyond our truckload peer group’s mean by sustaining or improving our capital management targets and leveraging a more diversified business model to produce a 10% compounded annual earnings growth rate.

VISION.  Our primary long-term strategic objectives – to expand the value of our Common Stock through improved returns on capital and to improve the consistency of our earnings growth – precipitated the need to make two fundamental changes within our Company.  First, deep organizational change was necessary to retool USA Truck to maximize returns on capital and de-emphasize our historical strategy of persistently growing our tractor fleet.  Second, a fresh operational approach was necessary to break our long-term reliance upon long-haul freight and instead focus on freight network yield.  Thus, a clear vision for USA Truck’s future emerged.

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

Project Tech.  For a variety of reasons we have lost the competitive advantage once afforded by our legacy mainframe computer platform.  To strengthen our ability to make more timely decisions our evolving business model demanded, we began a process to migrate our legacy mainframe platform and internally-developed software applications to server-based platforms.  To supplement and enhance our efforts, we are purchasing off-the-shelf products for our core software needs, and developing value-added decision-support software applications internally.

Project People.  We recognize that aligning the interests and efforts of every employee at USA Truck is essential to achieving our long-term strategic objectives.  In that regard, we have instituted several programs designed to facilitate that alignment.  From job descriptions to performance evaluations to talent cultivation, we have challenged, empowered and rewarded our employees for performance.  We endeavored to improve the productivity of our non-driver personnel by using a combination of performance-driven management and a more focused, process-driven approach to managing our business.  We believe that is the best path to service our customers, produce results for our stockholders and reward our employees.

As the vast majority of our revenue comes from our truckload operations, we believe most of our initiatives should be focused on improving the returns on capital and earnings consistency within those operations.  Historically, we focused on a 900-mile length-of-haul as our primary trucking strategy.  Late in 2008, for the first time in our Company’s history, we designed a freight network to maximize yield, which we define as the optimal combination of tractor utilization, pricing, empty miles and variable operating costs.  We now know the specific traffic lanes in which we want to move freight, and the required volumes and prices necessary to maximize yield in those lanes.  As a result of those efforts, we believe that by bringing this defined freight network to life through the following four initiatives, launched during 2008, we will be well-positioned to achieve our long-term strategic objectives.

Project Velocity.  The marketplace for truckload freight has changed.  The proliferation of retail distribution centers and the growing rail intermodal market share in long-haul lanes have led to a significant reduction in truckload freight volume in those long-haul lanes.  The marketplace is forcing truckload carriers into shorter-haul markets, but operational execution in those markets is very challenging and requires tremendous intensity and discipline.  Though we are targeting network yield (not length-of-haul), we recognize that our model will be shorter-haul biased simply because that market is where the freight volumes are.  Thus, it was imperative for us to position the Company to execute in the shorter-haul environment.  Our Project Velocity has been designed to do just that.

Yield Management.  The concept of freight network yield was foreign to us prior to 2008, so it was necessary to launch an initiative to educate our people about yield and to start incorporating it into our business processes and performance measurements.  Our Yield Management initiative laid the foundation for the development of our defined freight network.  We recognize that yield is not driven exclusively by pricing, so we are also monitoring our tractor fleet size to help us attain acceptable pricing levels.  We are committed to managing our freight operations to maximize yield.

Cost Discipline.  USA Truck has long been an industry leader in operating cost per mile.  However, cost is such a critical component for network yield that we revisited our entire cost structure during 2008.  We now manage costs weekly, and we look at it in two buckets: variable costs per mile and total fixed costs.  Our primary goal is obviously to keep costs as low as possible, but we also want to improve the flexibility within the cost structure so it can be quickly adjusted as economic conditions change.  We have also devoted considerable attention to fuel costs, gross margins in our Brokerage and Intermodal service offerings (asset-light service offerings) and an assortment of fixed costs including non-driver wages.

War on Accidents.  Another area where we see potential for meaningful cost reduction is insurance and claims.  In late 2007, we implemented our War on Accidents safety initiative which led to a complete overhaul of our safety program.  In connection with this initiative, we have increased the safety focus of our drivers and staff personnel and instituted an organizational emphasis on hiring safe drivers, training them effectively, holding them accountable for performance and rewarding them for successes.  There are many moving parts to this initiative, but recent results reflect that the basic formula is working.

We have determined that bringing our freight network design to life and successfully implementing all of the above six initiatives will not be enough for us to consistently grow our earnings or to produce returns on capital exceeding our cost of capital through the ups and downs of our cyclical industry.  In order for us to grow our business, we will need to meet the increasing demands of our customers to provide an integrated bundle of services.  To meet these demands, our plan calls for two asset-light service offerings, which we provide through our Strategic Capacity Solutions (“SCS”) operating segment.  SCS will allow us to boost our returns on capital, to provide another source of sustainable earnings growth and offer our customers flexible capacity for their transportation needs in a variety of service and cost levels.

Rail Intermodal Service.  In late December 2007, we moved our first load of rail intermodal freight.  We are committed to continue incorporating intermodal into our trucking operations to make the integration as seamless as possible for our customers.  We continue to penetrate new markets and broaden our customer base with our Trailer-on-Flat-Car and Container-on-Flat-Car Intermodal service offerings.

Brokerage Service.  Our Freight Brokerage service offering matches customer shipment needs with available equipment of other carriers, including our own.  As we continue to expand our knowledge of the brokerage business, we are incorporating that knowledge into our developing brokerage model.  This has allowed us to expand existing branches, establish new branches around the United States and we are continuing to expand our customer base and relationships with third-party broker carriers.

EXECUTION.  We have painstakingly identified the key performance indicators (KPI) for VEVA, set targets for each of them and assigned ownership to individual employees who have accepted responsibility for them and are held accountable for results daily.  Executive management is providing resources, removing barriers and working closely with middle management and front-line personnel to ensure that those targets are met.  While our return on capital and earnings growth goals are ambitious, the individual KPI targets are attainable.  By focusing on those individual KPI targets, we believe that we can reach our long-term strategic objectives.

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

We operate primarily in the highly fragmented for-hire truckload segment of the market.  The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market.  This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year.  According to Transport Topics, measured by annual revenue, the 40 largest truckload carriers accounted for approximately $26.2 billion of the for-hire truckload market in 2008.  We were ranked number 16 of the largest truckload carriers based on total revenue for 2008.  The industry continues to undergo consolidation.  In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

We compete primarily with other truckload carriers, private fleets and, to a lesser extent, railroads and less-than-truckload carriers.  A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than we do.  We also compete with truckload and less-than-truckload carriers for qualified drivers.

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

Marketing and Sales

We focus the majority of our marketing efforts on customers with premium service requirements and who have heavy shipping needs within our primary operating areas.  This permits us to position available equipment strategically so that we can be more responsive to customer needs.  It also helps us achieve premium rates and develop long-term, service-oriented relationships.  Our employees have a thorough understanding of the needs of shippers in many industries.  These factors allow us to provide reliable, timely service to our customers.  For 2009, approximately 95.2% of our total revenue was derived from customers that were customers prior to 2009, and we have provided services to our top 10 customers for an average of approximately14 years.  We provided service to 791 customers in 2009, and approximately 36.4 % of our total revenue for 2009 was derived from Standard & Poor’s 500 companies.

The table below shows the percentage of our total revenue attributable to our top ten and top five customers and largest customer for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
Top 10 customers	32%	32%	34%
Top 5 customers	20%	21%	22%
Largest customer	4%	6%	6%

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

We require customers to have credit approval before dispatch.  We bill customers at or shortly after delivery and, during 2009, receivables collection averaged approximately 31 days from the billing date.

Operations

While we provide our services throughout the continental United States, we conduct most of our freight transport operations east of the Rocky Mountains.  The following table shows our total Company average length-of-haul and the average length-of-haul for two of the service offerings in our Trucking segment, in miles, for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
Total Company	599	718	784
Trucking service offerings:
General Freight	618	769	827
Dedicated Freight	471	406	493

Our Operations Department consists primarily of our fleet managers and freight coordinators.  Each fleet manager supervises between approximately 45 and 60 drivers in our various service offerings and our fleet managers are the primary contacts with our drivers.  They monitor the location of equipment and direct its movement in the safest, most efficient and most practicable manner.  Freight coordinators assign all available units and loads in a manner that maximizes profit and minimizes costs.  The Operations Department focuses on making trucks available for dispatch, selecting profitable freight and efficiently matching that freight to available trucks, all of which must be achieved without sacrificing customer service, equipment utilization, driver retention or safety.

Safety

We are committed to continually improving our safety performance.  The Safety Department’s mission is to focus our efforts on creating the safest possible environment for our drivers and the motoring public, provide the safest possible service to our customers, reduce insurance and claims costs and foster a top-to-bottom culture of safety throughout the Company.

We emphasize safe work habits as a core value throughout our organization, and we engage in proactive training and education relating to safety concepts, processes and procedures for all employees.  The evaluation of an applicant’s safety record is one of several essential criteria we use when hiring drivers.  We conduct pre-employment, random, reasonable suspicion and post-accident alcohol and substance abuse testing in accordance with the U.S. Department of Transportation (“DOT”) regulations.

Safety training for new drivers begins in orientation, when newly hired employees are taught safe driving and work techniques that emphasize the importance of our commitment to safety.  Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to our new drivers.  New drivers who successfully complete the training period must pass a road test before being assigned to their own tractor.  Additionally, all Company drivers participate in the Smith System® training program, a nationally recognized training program for professional drivers that focuses on collision prevention through hands-on training.

To continually reinforce and promote safety concepts Company-wide, we conduct two “live” safety training classes each year and provide other monthly training courses designed to keep our drivers up-to-date on safety topics and to reinforce and advance professional driving skills.  Additionally, the Safety Department conducts safety meetings with dispatch personnel to address specific safety-related issues and concerns.

In addition to the regular safety meetings, the Safety Department also conducts “safety blitzes” at our high-traffic terminals.  These periodic blitzes are designed to keep safety at the forefront for our drivers and other employees, and supplement our regular meetings by targeting specific safety issues such as proper backing techniques, DOT inspections or mirror check stations.  Active participation is required from the drivers.

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

In 2008, we established an economic awards program to reward those drivers who have achieved specified safety milestones.  Drivers are recognized at the President’s Million Mile Banquet and outstanding drivers are also recognized in Company-wide publications and media releases announcing the driver’s achievements.  Driver safety achievements are also noted with special uniform patches, caps, letters of recognition and other awards that identify the driver as having reached a safety milestone.

We maintain a modern fleet of tractors and trailers.  This factor, in conjunction with the regular safety inspections that our drivers and our Maintenance Department conduct on our equipment, assists us in our goal of having equipment that is well-maintained and safe.  Our tractors are equipped with anti-lock braking systems and electronic governing equipment that limits the maximum speed of our tractors to no more than 63 miles per hour. In addition, substantially all tractors added in 2009, 2008 and 2007, with the exception of those tractors used to train student drivers, are equipped with automatic transmissions and stability control systems, which assists in further reducing the potential for accidents.

Insurance and Claims

The primary risks for which we obtain insurance are cargo loss and damage, personal injury, property damage, workers’ compensation and employee medical claims.  We self-insure for a portion of claims exposure in each of these areas.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers.  Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits.  Insurance carriers have raised premiums for many businesses, including trucking companies, although we have received premium reductions over the past four years.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed.  If these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, our results of operations and financial condition could be materially and adversely affected.

Drivers and Other Personnel

Driver recruitment and retention are vital to success in our industry.  Recruiting drivers is challenging given our high standards and because enrollment levels in driving schools are volatile.  Retention is difficult because of wage and job fulfillment considerations.  Driver turnover, especially in the early months of employment, is a significant problem in our industry, and the competition for qualified drivers is intense.  Although we have had significant driver turnover during certain periods in the past, we have been able to attract and retain a sufficient number of qualified drivers to support our operations.  In order to attract and retain drivers we must continue to provide safe, attractive and comfortable equipment, direct access to management and competitive wages and benefits designed to encourage longer-term employment.

Driver pay is calculated primarily on the basis of miles driven, and increases based on tenure and driver performance.  We believe our current pay scale is competitive with industry peers.

On March 11, 2010, we had approximately 3,000 employees, including approximately 2,350 drivers.  We do not have any employees represented by a collective bargaining unit. In the opinion of management, our relationship with our employees is good.

Revenue Equipment and Maintenance

Our policy is to replace most tractors within 36 to 45 months and most trailers within 84 to 120 months from the date of purchase.  Because maintenance costs increase as equipment ages, we believe these trade intervals allow us to more closely control our maintenance costs and to economically balance those costs with the equipment’s expected sale or trade values.  Such trade intervals also permit us to maintain substantial warranty coverage throughout our period of ownership.

We make equipment purchasing and replacement decisions based on a number of factors, including new equipment prices, the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, regulatory changes, fuel efficiency, equipment durability, equipment specifications and the availability of drivers.  Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors or trailers from time to time.  In that regard, in an effort to protect our pricing yield and equipment utilization, during the fourth quarter of 2008, we reduced the number of Company-owned tractors we had in service by approximately 250 tractors or 10.3%, and designated them for disposition.  The reduction targeted those tractors with the highest miles and resulted in a fourth quarter 2008 impairment charge of approximately $0.03 per share as their book value had to be adjusted down to their market value.  This write down of approximately $0.5 million is included in Other operating expenses in the accompanying consolidated statements of operations.  At December 31, 2009, we have replaced all 250 tractors with new tractors and have disposed of all but one of those that we took out of service.  In conjunction with our strategic objective of positioning the Company for long-term revenue growth, we will add equipment as the freight market and driver availability dictate.  Generally, our primary business strategy of earning greater returns on capital requires that we improve the profitability of our existing tractors before we consider materially adding to the fleet size.

The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases as of the indicated dates.

	Year Ended December 31,
	2009	2008	2007
Tractors:
Acquired	460	786	442
Disposed	451	786	495
End of period total	2,508	2,499	2,499
Average age at end of period (in months)	27	24	25
Trailers:
Acquired	--	450	583
Disposed	137	123	329
End of period total	7,214	7,351	7,024
Average age at end of period (in months)	63	51	42

 To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, we purchase tractors and trailers manufactured to our specifications.  In deciding which equipment to purchase, a number of factors are considered, including safety, fuel economy, expected resale value, trade terms and driver comfort.  We have a strict preventive maintenance program designed to minimize equipment downtime and enhance sale or trade-in values.

We finance revenue equipment purchases through our Senior Credit Facility, capital lease-purchase arrangements, proceeds from sales or trades of used equipment and cash flows from operations.  Substantially all of our tractors and trailers are pledged to secure our obligations under financing arrangements.

In addition to tractors that we own, we contract with owner-operators for the use of their tractors and drivers in our operations.  During the third quarter of 2007, we introduced a lease-purchase program to drivers interested in owning their own equipment and becoming owner operators.  The program offers qualified drivers the opportunity to purchase their own tractors through a third party financing program.  The drivers may purchase tractors directly from us or from outside sources.  At December 31, 2009, 165 owner-operator tractors were under contract with us, which included 33 lease-purchase operators.

Beginning January 1, 2007, all newly manufactured heavy-duty truck engines were required to comply with new, more stringent emission standards mandated by the Environmental Protection Agency.  To address the risk of buying new engines without adequate internal testing and to delay the cost impact of these new emission standards, we accelerated our revenue equipment acquisition program and trade intervals before January 1, 2007.  In addition, approximately 87% of the tractors we purchased in 2007 were equipped with engines produced prior to January 2007.   Beginning January 1, 2010, new federal emissions requirements became effective for all heavy-duty engines. These new requirements further limit the levels of specified emissions from new heavy-duty engines manufactured in or after 2010, and will result in cost increases when acquiring these engines. In order to comply with the standards, new emissions control technologies, such as selective catalytic reduction strategies and advanced exhaust gas recirculation systems, are being utilized.  In anticipation of an increase in the purchase price of new equipment related to the new 2010 emissions requirements, we accelerated the purchase of 100 replacement tractors in 2009 and contractually committed to purchase another 300 pre-2010 emission regulated replacement tractors during the first and second quarters of 2010.

Technology

We maintain a data center using several different computing platforms ranging from personal computers to an IBM mainframe system.  Historically, we have developed the majority of our software applications internally, including payroll, billing, dispatch, accounting and maintenance programs.  In order to enhance the service we provide our customers, we determined that our mainframe software applications needed to be replaced.  Accordingly, we are currently replacing those applications with off-the-shelf, server-based products.  During 2009, we converted both our Intermodal and Brokerage service offerings to a server-based operating system and during the first quarter of 2010 we converted our payroll and accounting systems to a server-based product.  We continue to use our internal development capabilities to create customized decision-support tools for our operating personnel.  Our computer systems are monitored 24 hours a day by experienced information systems professionals.  While we employ many preventive measures, including daily back-up of our information systems processes, we do not currently have a wholly redundant backup for our information systems as a part of our catastrophic business continuity plan.

The technology we use in our business enhances the efficiency of all aspects of our operations and enables us to consistently deliver superior service to our customers.  We are able to closely monitor the location of all our tractors and to communicate with our drivers in real time through the use of a Qualcomm satellite-based equipment tracking and driver communication system.  This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our assessorial charges, which are charges to customers for additional services such as loading, unloading or equipment delays.  We have also implemented load optimization software, which is designed to match available equipment with shipments in a way that best satisfies criteria such as empty miles, the driver’s available hours of service and home-time needs.  This licensed software assists us in planning for transfers of loaded trailers between our tractors, allowing us to further enhance efficient allocation of our equipment, improve customer service and take full advantage of our drivers’ available hours of service.

Regulation

Our operations are regulated and licensed by various government agencies, including the DOT.  Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations.  The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers.  The Company currently has a satisfactory DOT safety rating, which is the highest available rating. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (“2005 Rules”).  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart”, which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its Final Rule, which retains the 11 hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the Final Rule, and the hours of service rules are once again under review by the FMCSA.  The FMCSA currently expects to issue a new Notice of Proposed Rulemaking in 2010 and a new final rule is required by law to be issued by 2012.  We are unable to predict what form the new rule may take, how a court may address challenges to such rule and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modifications to the current rule will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

The FMCSA’s new Comprehensive Safety Analysis 2010 initiative introduces a new enforcement and compliance model, which implements driver standards in addition to the Company standards currently in place.  Under the new regulations, the methodology for determining a carrier’s DOT safety rating will be expanded to include the on-road safety performance of the carrier’s drivers.  Implementation of the new regulation is scheduled for July 1, 2010, and enforcement will begin in late 2010.  As a result of new regulations, including the expanded methodology for determining a carrier’s DOT safety rating, there may be an adverse effect on our DOT safety rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business, because some of our customer contracts may require a satisfactory DOT safety rating.  The new regulations may also result in a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis 2010 initiative, we may have difficulty attracting and retaining qualified drivers.

The Environmental Protection Agency adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002.  More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions became effective on January 1, 2010.  Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy, and it is anticipated that the 2010 changes may further adversely impact those areas.

We believe that we are in substantial compliance with applicable federal, state, provincial and local environmental laws and regulations and costs of such compliance will not have a material adverse effect on our competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures.

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations─Seasonality.”

Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Our business is subject to economic, credit and business factors affecting the trucking industry that are largely out of our control, any of which could have a material adverse effect on our operating results.

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

There has been on-going concern over the credit markets and their effect on the economy. If the economy and credit markets weaken or more restrictive regulatory changes implemented, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Additionally, the stresses in the credit market have caused uncertainty in the equity markets.  Although some stability has returned to the equity markets, there still exists economic uncertainty, and that could cause the market price of our securities to be volatile.

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

        Our Amended and Restated Senior Credit Facility matures on September 1, 2010.  Accordingly, during the quarter ended September 30, 2009, we reclassified that debt from long-term to short-term.  The proposed new facility has materially higher spreads than our current spreads due to widely reported dislocations in the credit markets.  We have a term sheet in place and are now working on definitive documents.

If we are not successful in finalizing the definitive documents or obtaining financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, current operations, results of operations, and potential investments.

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

We depend on the proper functioning and availability of our communications and data processing systems in operating our business.  Our information systems are protected through physical and software safeguards.  However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events.  We do not have a formal catastrophic disaster recovery plan or a fully redundant alternate processing capability.  If any of our critical information systems fail or become otherwise unavailable, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably and to bill for services accurately or in a timely manner.  Our business interruption insurance may be inadequate to protect us in the event of a catastrophe.  Any system failure, security breach or other damage could interrupt or delay our operations, damage our reputation and cause us to lose customers, any of which could have a material adverse effect on our business.

We have begun a multi-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms.  We will purchase off-the-shelf products for our core software needs, and develop value-added decision-support software applications internally.  Any delays, complications or additional costs associated with, or the failure of, this project could have a material adverse effect on our business and operating results.

We depend on our major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For fiscal year 2009, our top 10 customers accounted for approximately 32% of our revenue, our top five customers accounted for approximately 20% of our revenue and our largest customer accounted for approximately 4% of our revenue.  Generally, we do not have long-term contracts with our major customers and we cannot assure you that our customer relationships will continue as presently in effect.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

The DOT and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, insurance requirements and financial reporting.  We may also become subject to new or more restrictive regulations relating to fuel emissions and ergonomics.  Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada and its provincial laws and regulations. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.  Our employee drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.  The Transportation Security Administration of the U.S. Department of Homeland Security now require all drivers who haul hazardous materials to undergo background checks by the Federal Bureau of Investigation upon renewal of their licenses.  While we have historically required all of our drivers to obtain this qualification, these regulations could reduce the availability of qualified drivers, which could require us to adjust our driver compensation package, limit the growth of our fleet or let equipment sit idle.  These regulations could also complicate the process of matching available equipment with shipments that include hazardous materials, thereby increasing the time it takes us to respond to customer orders and increasing our empty miles.

In July 2007, a federal appeals court vacated portions of the 2005 Hours-of-Service Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart,” which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its Final Rule, which retains the 11 hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the Final Rule and on October 26, 2009, the FMCSA agreed pursuant to a settlement agreement with certain advocacy groups that the Final Rule on drivers’ hours of service would not take effect pending the publication of a new Notice of Proposed Rulemaking.

Under the settlement agreement, the FMCSA will submit the draft Notice of Proposed Rulemaking to the Office of Management and Budget by July 2010 and the FMCSA will issue a Final Rule by 2012. The current hours of service rules, adopted in 2005, will remain in effect during the rulemaking proceedings.  In December of 2009, the FMCSA issued a notice soliciting data and research information for the FMCSA’s consideration in drafting the forthcoming Notice of Proposed Rulemaking.

We are unable to predict what form the new hours of service rules may take, how a court may rule on such challenges to such rules and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe that any modifications to the current rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the Final Rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.  Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition.  A downgrade in our safety rating could cause us to lose the ability to self-insure.  The loss of our ability to self-insure for any significant period of time would materially increase our insurance costs. In addition, we may experience difficulty in obtaining adequate levels of coverage in that event.

On December 26, 2007, FMCSA published a Notice of Proposed Rulemaking in the Federal Register regarding minimum requirements for entry level driver training.  Under the 2007 proposed rule, a commercial driver’s license applicant would be required to present a valid driver training certificate obtained from an accredited institution or program.  Entry-level drivers applying for a Class A commercial driver’s license would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours.  The current regulations do not require a minimum number of training hours and require only classroom education.  Drivers who obtain their first commercial driver’s license during the three-year period after FMCSA issues a Final Rule would be exempt.  FMCSA has not established a deadline for issuing the Final Rule, but the comment period expired on May 23, 2008.  If the rule is approved as written in the 2007 Notice of Proposed Rulemaking, this rule could materially impact the number of potential new drivers entering the industry and, accordingly, negatively impact our results of operations.

The FMCSA’s new Comprehensive Safety Analysis 2010 initiative introduces a new enforcement and compliance model, which implements driver standards in addition to the Company standards currently in place.  Under the new regulations, the methodology for determining a carrier’s DOT safety rating will be expanded to include the on-road safety performance of the carrier’s drivers.  Implementation of the new regulation is scheduled for July 1, 2010, and enforcement will begin in late 2010.  As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business, because some of our customer contracts may require a satisfactory DOT safety rating.  The new regulations may also result in a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis 2010 initiative, we may have difficulty attracting and retaining qualified drivers.

Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.

From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts.  As conditions changed, some of those vendors have had difficulty fulfilling the increased demand for new equipment.  There have been periods when we were unable to purchase as much new revenue equipment as we needed to sustain our desired growth rate and to maintain a late-model fleet.  We may experience similar difficulties in future periods. Also, to meet the more restrictive Environmental Protection Agency emissions standards in 2007 and in January 2010, vendors have had to introduce new engine technology.  An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the price or availability of fuel, hedging activities, the volume and terms of diesel fuel purchase commitments, surcharge collection and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control.  Fuel also is subject to regional pricing differences.  From time-to-time we may use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. If we do hedge, we may be forced to make cash payments under the hedging arrangements. We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us from full effect of increases in fuel prices.  The terms of each customer’s fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  Over the past year, the failure to recover fuel price increases resulted in a materially negative impact to our results of operations.  A failure to improve our fuel price protection through these measures, further increases in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors.  In addition, due in part to current economic conditions, including the higher cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining.    Regulatory requirements, including the new Comprehensive Safety Analysis 2010 initiative, could also reduce the number of eligible drivers. Because of the shortage of qualified drivers and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractor drivers.  The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to continue to increase driver and independent contractor compensation in future periods. In addition, we and our industry suffer from a high driver turnover rate.  Our high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, let tractors sit idle, or operate with fewer tractors and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

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

Regulations limiting exhaust emissions became effective in 2002 and became progressively more restrictive in 2007 and January 2010.  Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models.  All of our tractors are equipped with these engines.  We expect additional cost increases and possibly degradation in fuel mileage from the 2010 engines.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.

An integral component of our operations is the business we conduct in Mexico and, to a lesser extent Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability.  Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA.

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

We are subject to risk with respect to prices for new tractors.  Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers.  More restrictive Environmental Protection Agency, or EPA, emissions standards that began in 2002 with additional new requirements implemented in 2007 and January 2010 have required vendors to introduce new engines.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers.  As of December 31, 2009, approximately 60% of our tractor fleet was comprised of tractors with engines that met the EPA mandated clean air standards that became effective January 1, 2007.  Tractors that meet the 2007 and 2010 standards are more expensive than non-compliant tractors, and we expect to continue to pay increased prices for equipment as we continue to increase the percentage of our fleet that meets the EPA mandated clean air standards.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results.  We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  When the supply of used revenue equipment exceeds the demand for used revenue equipment, as it did during 2009, the general market value of used revenue equipment decreases.  Should this current condition continue, it would increase our capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment, or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market, any of which could have a material adverse effect on our operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written SEC staff comments regarding our periodic or current reports under the Securities Exchange Act of 1934 received 180 days or more before the end of the fiscal year to which this annual report on Form 10-K relates.

Item 2.	PROPERTIES

Our executive offices and headquarters are located on approximately 104 acres in Van Buren, Arkansas.  This facility consists of approximately 117,000 square feet of office, training and driver facilities and approximately 30,000 square feet of maintenance space within two structures.  The facility also has approximately 11,000 square feet of warehouse space and two other structures with approximately 22,000 square feet of office and warehouse space which is leased to another party.

We operate a network of ten additional facilities, which includes brokerage offices and one terminal facility in Laredo, Texas, operated by a wholly-owned subsidiary, International Freight Services, Inc., which is one of the largest inland freight gateway cities between the U.S. and Mexico.  As of December 31, 2009, our facilities were located in or near the following cities:

	Shop	Driver Facilities	Fuel	Office (1)	Own or Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Yes	Own/Lease
Springdale, Arkansas	No	No	No	Yes	Lease
Burns Harbor, Indiana	No	No	No	Yes	Lease
Shreveport, Louisiana	Yes	Yes	Yes	Yes	Own
Vandalia, Ohio	Yes	Yes	Yes	Yes	Own
Spartanburg, South Carolina	Yes	Yes	No	Yes	Own
Laredo, Texas	Yes	No	No	Yes	Own/Lease
Roanoke, Virginia	Yes	No	Yes	Yes	Lease
Atlanta, Georgia	No	No	No	Yes	Lease
Post Falls, Idaho	No	No	No	Yes	Lease

(1)	Includes administrative and shop personnel office facilities.

Effective February 1, 2010, we leased a facility in Chicago, Illinois.  This leased facility includes a shop, driver facility and office.

During the fourth quarter of 2009, the Company sold a facility, which was not being used, in the Dayton, Ohio market.

Item 3.	LEGAL PROCEEDINGS

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

On May 22, 2006, a former independent sales agent filed a lawsuit against us entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations.  The plaintiff alleged that we breached and wrongfully terminated our commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers.   In early August 2007, the jury returned an unfavorable verdict in this contract dispute.  The jury held that we breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007.  In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007.  The court’s order also awarded the plaintiff post-judgment interest, of which we accrued approximately $0.2 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively.  On January 2, 2008, we filed an appeal of the verdict and the court’s order, and on September 25, 2008, we presented an oral argument before the 8th Circuit United States Court of Appeals seeking to overturn the verdict.  On October 1, 2009, the Court of Appeals entered an order affirming the decision of the District Court.  The total award in the amount of $5.1 million was paid on October 19, 2009.  On October 20, 2009, the Court issued its final mandate, effectively concluding the litigation.

Item 4.         RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol “USAK.”  The following table sets forth, for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ Global Select Market.

	Price Range
	High	Low
Year Ended December 31, 2009
Fourth Quarter	$13.45	$10.78
Third Quarter	15.31	12.10
Second Quarter	16.09	12.13
First Quarter	14.97	11.73
Year Ended December 31, 2008
Fourth Quarter	$17.05	$11.53
Third Quarter	19.53	9.50
Second Quarter	13.42	11.60
First Quarter	15.89	11.26

As of March 11, 2010, there were 222 holders of record (including brokerage firms and other nominees) of our Common Stock.  We estimate that there were approximately 1,650 beneficial owners of the Common Stock as of that date.  On March 11, 2010, the last reported sale price of our Common Stock on the NASDAQ Global Select Market was $15.49 per share.

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2009.  The equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan.  We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	201,446(1)	$16.25(2)	450,419(3)

Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	201,446	$16.25	450,419

(1)
Includes only 201,446 of Common Stock subject to outstanding stock options and does not include: (a) 204,000 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices and (b) 21,810 unvested shares of restricted stock, which will vest in annual increments, and which do not require the payment of exercise prices.

The above number excludes 4,000 shares of performance based restricted stock, which was deemed to be forfeited at September 30, 2009.  The forfeiture will become effective March 1, 2010.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.

(3)
Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 Annual Meeting and ending with the 2013 Annual Meeting, the maximum number of shares of Common Stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii) such lesser number of shares (which may be zero or any number less than 25,000) as determined by our Board of Directors.  Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan will increase from 1,025,000 to 1,050,000 on May 5, 2010, the date of our 2010 Annual Meeting.  The share numbers included in the table do not reflect this adjustment or any future adjustments.  The 450,419 shares that remain available for future grants may be granted as stock options under our 2004 Equity Incentive Plan, or alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equity Securities

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period ending January 24, 2010.  We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President.  During the years ended December 31, 2009 and 2008, no shares of our Common Stock were repurchased.

On October 21, 2009, the Board of Directors of the Company approved an authorization for the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, repurchases under this authorization may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  The new authorization is in addition to the existing repurchase authorization.

Common Stock repurchases during the quarter ended December 31, 2009 are as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 - October 31, 2009	--	--	--	3,165,901
November 1, 2009 - November 30, 2009	--	--	--	3,165,901
December 1, 2009 - December 31, 2009	--	--	--	3,165,901
Total	--	--	--	3,165,901

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data and other operating information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”  We derived the selected Consolidated Statements of Operations and Consolidated Balance Sheets data as of and for each of the five years ended December 31, 2009 from our audited financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(in thousands, except per share data and key operating statistics)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Revenue:
Trucking revenue	$317,224	$381,055	$382,064	$370,780	$358,522
Strategic Capacity Solutions revenue	14,296	16,502	9,124	14,521	18,107
Total base revenue	331,520	397,557	391,188	385,301	376,629
Fuel surcharge revenue	50,848	138,063	90,921	80,317	63,074
Total revenue	382,368	535,620	482,109	465,618	439,703
Operating expenses and costs:
Salaries, wages and employee benefits	128,319	157,729	162,236	152,998	143,164
Fuel and fuel taxes	93,803	189,042	153,023	138,629	121,026
Depreciation and amortization	50,152	50,919	49,093	46,739	41,890
Purchased transportation	44,058	40,323	18,609	19,815	24,710
Operations and maintenance	26,594	27,729	25,815	21,919	21,178
Insurance and claims	21,086	28,999	31,144	27,006	26,172
Operating taxes and licenses	5,642	6,456	6,368	6,610	6,224
Litigation verdict	--	--	4,690	--	--
Communications and utilities	3,951	4,075	3,787	3,362	3,220
Gain on disposal of assets	(7)	(19)	(395)	(541)	(1,144)
Other	15,377	18,220	19,429	22,677	19,766
Total operating expenses and costs	388,975	523,473	473,799	439,214	406,206

Operating (loss) income	(6,607)	12,147	8,310	26,404	33,497
Other expenses (income):
Interest expense	3,030	4,643	5,130	4,192	4,829
Other, net	(207)	139	22	(134)	(19)
Total other expenses, net	2,823	4,782	5,152	4,058	4,810

(Loss) income before income taxes	(9,430)	7,365	3,158	22,346	28,687
Income tax (benefit) expense	(2,253)	4,225	3,018	9,905	13,119

Net (loss) income	$(7,177)	$3,140	$140	$12,441	$15,568

Per share information:
Average shares outstanding (Basic)	10,240	10,220	10,596	11,353	10,034
Basic (loss) earnings per share	$(0.70)	$0.31	$0.01	$1.10	$1.55

Average shares outstanding (Diluted)	10,240	10,238	10,651	11,561	10,328
Diluted (loss) earnings per share	$(0.70)	$0.31	$0.01	$1.08	$1.51

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (continued)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Other Financial Data:
Operating ratio (1)	102.0%	96.9%	97.9%	93.1%	91.1%
Cash flows from operations	$32,851	$65,869	$58,585	$76,249	$56,552
Capital expenditures, net (2)	39,694	64,997	39,967	74,583	56,525
Key Operating Statistics:
Base Trucking revenue per tractor per week	$2,602	$2,869	$2,842	$2,831	$2,936
Average miles per tractor per week	1,972	2,216	2,236	2,186	2,325
Empty mile factor (3)	10.9%	10.7%	11.1%	10.3%	8.7%
Weighted average number of tractors (4)	2,338	2,540	2,578	2,512	2,342
Total miles (loaded and empty) (in thousands)	240,379	294,248	300,577	286,317	283,921
Average miles per tractor	102,814	115,846	116,593	113,980	121,230
Average miles per trip (5)	599	718	784	837	837
Average age of tractors, at end of period (in months)	27	24	25	21	19
Average age of trailers, at end of period (in months)	63	51	42	36	38

Balance Sheets Data:
Cash and cash equivalents	$797	$1,541	$8,014	$7,132	$994
Total assets	330,700	332,268	332,938	339,494	308,079
Long-term debt, capital leases and note payable, including current portion	103,592	97,605	96,162	95,406	89,232
Stockholders’ equity	140,546	146,773	143,191	159,558	149,833
Total debt, less cash, to total capitalization ratio	42.1%	39.3%	36.8%	34.6%	37.4%

(1)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

(2)	Capital expenditures, net equals cash purchases of property and equipment plus the liability incurred for leases on revenue equipment less proceeds from the sale of property and equipment.

(3)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.

(4)	Weighted average number of tractors includes Company-operated tractors in-service plus owner-operator tractors.

(5)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is classified into the Trucking operating segment and the Strategic Capacity Solutions operating segment, which we previously designated as operating divisions.  Our Trucking operating segment provides transportation services in which we use Company-owned tractors and owner-operator tractors, as well as Trailer-on-Flat-Car rail intermodal service.  Our Strategic Capacity Solutions operating segment, which we previously referred to as USA Logistics, consists of services such as freight brokerage, transportation scheduling, routing and mode selection, as well as Container-on-Flat-Car rail intermodal service, which typically do not involve the use of Company-owned or owner-operator equipment.  Both Trucking and Strategic Capacity Solutions have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.  Accordingly, they have been aggregated into one segment for financial reporting purposes.

Substantially all of our base revenue from both segments is generated by transporting, or arranging for the transportation of, freight for customers, and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the years ended December 31, 2009, 2008 and 2007, Trucking base revenue represented 95.7%, 95.8% and 97.7% of total base revenue, respectively, with remaining base revenue being generated through Strategic Capacity Solutions.

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

Strategic Capacity Solutions.  Strategic Capacity Solutions includes the following primary service offerings provided to our customers:

•	Freight Brokerage. Our Freight Brokerage service offering matches customer shipment needs with available equipment of other carriers, including our own.

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

During December 2007, we began offering rail intermodal services.  Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight remaining in a trailer or special container throughout the trip.  Our rail intermodal service offerings involve transporting, or arranging the transportation of, freight on trucks to a third party who uses a different mode of transportation, specifically rail, to complete the other portion of the shipment.  For the years ended December 31, 2009 and 2008, rail intermodal service offerings generated approximately 2.4% and 1.2%, respectively, of total base revenue.

Results of Operations
Executive Overview

We are glad to see 2009 draw to a close.  It was by far the most difficult environment in which we have ever operated.  Demand for truckload freight services fell precipitously, and excess capacity stubbornly remained in the marketplace, bolstered by falling fuel prices early in the year and by lenient lenders later in the year.  The result was too many trucks chasing too little freight, which predictably lead to deteriorating pricing.

In retrospect, USA Truck sealed its fate for 2009 during the first quarter, when we failed to secure adequate load volumes during the most active freight bid season in the industry’s history.  That occurred just as our shortening length-of-haul increased our need for additional loads.  As the current recession reached its trough during the middle of the year, we simply could not ramp up our volumes to a level sufficient for profitability.  The result was a net loss of $0.70 per share for the year.

However, we still made steady progress under the surface.  Practically every area of our business model showed improvement during 2009, but we simply did not produce enough revenue to show those improvements on the bottom line.  We produced free cash flow (net cash flow from operations, less net cash used in investing activities) during 2009, thus protecting our strong balance sheet and enabling us to continue aggressively implementing our long-term strategic plan, VEVA (Vision for Economic Value Added).

In late 2007, we undertook a complete review of our corporate strategy.  We studied dozens of transportation and logistics stocks to find what truly drives stock performance in our industry, and we studied our industry to find what truly drives operational performance.  We found that earning a sufficient return on capital is the most important factor in creating stockholder value, followed closely by consistent earnings growth.  We also found in order to create desirable stockholder value, our focus would need to shift as today’s truckload industry requires its participants to operate in a shorter length-of-haul environment and to offer a more diversified menu of services to an increasingly more sophisticated customer base.  The result of that research was our VEVA strategic plan.

Historically, USA Truck participated in the long-haul segment of the truckload industry.  Shifting to a shorter length-of-haul required a completely different mindset and approach to trucking.  It was necessary for us to fundamentally reposition our business from the ground up.  To build a solid foundation to support VEVA, we launched several initiatives during 2008 designed to improve the number of times we load our tractors each week, the discipline and intensity levels of our personnel, our safety performance and our technological capabilities.  We launched initiatives to build intermodal and brokerage services that could complement our trucking operations and bolster our return on capital.  We also set out to improve our cost structure that has long been among the industry’s best.

We have made substantial progress in each initiative:

•	We removed approximately $9.0 million from our fixed cost structure during 2009 when compared to 2008, saving approximately $0.54 per share in earnings.

•
We reduced the frequency of Department of Transportation reportable accidents by 25.2% since 2007, resulting in a 90 basis point reduction in insurance and claims expense in 2009 compared to 2008 for a savings of approximately $0.18 per share.

•
We reduced our non-driver headcount by over 20% since the end of 2007, the cost savings of which are reflected in the fixed cost savings discussed above, when we employed just 3.1 drivers for every staff employee.  Today, we have improved that ratio to 4.0:1.0.

•	We grew our base Intermodal revenue to $7.8 million in 2009, a 68.6% increase over 2008.

•
Our base Brokerage revenue decreased to $13.7 million in 2009, a reduction of 13.4% from 2008.  However, we completely overhauled our operating model in Brokerage during 2009 and began to see year-over-year growth in the fourth quarter (which has carried over into the early months of 2010).

•
We have transitioned our Brokerage and Intermodal services to a new technology platform along with several of our administrative applications.  We also internally developed and deployed a host of decision support software to our operating personnel.

•
We improved our fleet Velocity (number of times we load our fleet each week) by 6.4% in 2009 compared to 2008.  However, our length-of-haul also declined by 16.6%, which increased the number of loads we needed.

•
Despite the severe pressure on truckload pricing, we increased our Trucking base revenue per loaded mile to $1.48, a 2.2% improvement when compared to the same period of 2008.  The improvement is not the result of price increases to our customers, but rather is attributable to better management of our freight network as the aforementioned reduction in length of haul.

Those last two bullet points are the keys to our prospects in 2010.  The progress on all the other bullet points has served to provide a solid foundation on which to build VEVA, but Velocity and pricing are the critical components required to actually bringing VEVA to fruition.

We marked the beginning of transition to the execution phase of VEVA late in third quarter 2009 by the introduction of our Spider Web freight network, which has been meticulously designed to target specific traffic lanes based on the pricing and volumes associated with those lanes.  The main reason we did not secure an adequate amount of freight during the first quarter 2009 bid season was that we did not yet have a cohesive strategy for our freight network, which meant that we did not have an adequate blueprint to help us discern good freight from bad freight during the bidding process.  The Spider Web network is specifically designed to remedy that shortcoming.

We spent over a year researching freight flows throughout the United States.  Using that data, we developed a freight network optimizing the flow of trucks between specific markets to maximize operating margin.  We tested our assumptions and revised the model over 130 times before we declared it complete.  That declaration came in August 2009, and since then we have worked diligently to implement the network design.

Our goal is to transition our freight volume to Spider Web lanes.  During the first half of 2009, only 34% of our total load count moved in Spider Web lanes, but that had improved to approximately 39% by the second half of December.  We expect to end 2010 with that percentage being between 45% and 50% assuming no further deteriorations in the freight market.  It is not realistic to expect that we can achieve 100% compliance with the Spider Web, and we think it will take a full business cycle for us to maximize our compliance rate.

Operationally, we believe USA Truck is stronger today than we were a year ago.  We need freight volume in Spider Web lanes to show the effect of that strength on the bottom line.  We are much better positioned to add that freight volume today than a year ago because the Spider Web network design tells us exactly what freight we need to win through customer bids, and our entire organization is focused on winning it.

While freight conditions appear to have stabilized across most of the markets and industries that we serve, and we believe that the worst of the economic recession is behind us, industry conditions still remain very challenging.  We also believe that industry capacity will gradually tighten throughout 2010 as struggling trucking companies finally exhaust their working capital.  However, regardless of macroeconomic trends, we will continue pursuing our VEVA objectives because that is the best path for USA Truck to follow in order to maximize stockholder value.

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

Base revenues from our Strategic Capacity Solutions operating segment, consisting primarily of base revenues from our Freight Brokerage service offering, have fluctuated in recent periods.  This service offering does not involve the use of our tractors and trailers.  Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue with a related change in purchased transportation expense.  Since changes in Strategic Capacity Solutions revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.  Base revenues from our Strategic Capacity Solutions operating segment decreased approximately 13.4% from December 31, 2008 to December 31, 2009 and increased approximately 80.9% from December 31, 2007 to December 31, 2008.  However, base revenues from our Strategic Capacity Solutions operating segment represented only 4.3%, 4.2% and 2.3%, of total base revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue for the years indicated.  The period-to-period comparisons below should be read in conjunction with this table and our consolidated statements of operations and accompanying notes.

	Year Ended December 31,
	2009	2008	2007
Base revenue	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.7	39.7	41.5
Fuel and fuel taxes (1) (2)	13.9	13.8	16.3
Depreciation and amortization	15.1	12.8	12.4
Purchased transportation (2)	12.4	9.2	4.4
Operations and maintenance	8.0	7.0	6.6
Insurance and claims	6.4	7.3	8.0
Operating taxes and licenses	1.7	1.5	1.6
Litigation verdict	--	--	1.2
Communications and utilities	1.2	1.0	1.0
Gain on disposal of revenue equipment, net	--	--	(0.1)
Other	4.6	4.6	5.0
Total operating expenses and costs	102.0	96.9	97.9
Operating (loss) income	(2.0)	3.1	2.1
Other expenses:
Interest expense	0.9	1.2	1.3
Other, net	(0.1)	--	--
Total other expenses, net	0.8	1.2	1.3
(Loss) income before income taxes	(2.8)	1.9	0.8
Income tax (benefit) expense	(0.7)	1.1	0.8
Net (loss) income	(2.1)%	0.8%	--%

(1)	Net of fuel surcharges.

(2)
For the years ended December 31, 2009 and 2008, the Company allocated fuel surcharge revenue to the Trucking and the Strategic Capacity Solutions operating segments.  For purposes of this table, fuel surcharge revenue is netted against fuel and fuel taxes and purchased transportation expense.  Percentages for 2007 have been recalculated to reflect this reclassification.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

Results of Operations – Combined Services

Our base revenue decreased 16.6% from $397.6 million to $331.5 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections, below.

Net loss for all service offerings was $7.2 million as compared to a net income of $3.1 million for 2008.

Overall, our operating ratio increased by 5.1 percentage points of base revenue to 102.0% as a result of the following factors:

•
Salaries, wages and employee benefits decreased by 1.0 percentage point of base revenue due to a 54.5% increase in the average number of owner-operator tractors to 153, a 2.1% increase in base revenue per mile and to a lesser extent a 2.1% decrease in driver pay per mile.  If we are able to continue to increase owner-operator tractors as a percentage of our total fleet, we would expect salaries, wages and employee benefits would continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•
Although fuel and fuel tax expense net of fuel surcharge revenue as a percent of base revenue remained relatively flat from 2008 to 2009, quarterly fluctuations throughout 2009 significantly impacted our interim results.  For example, fuel prices were falling dramatically during the fourth quarter of 2008, but were climbing throughout the fourth quarter of 2009.  As diesel fuel prices increase above an agreed-upon baseline price per gallon, we add a graduated surcharge to the rates we charge our customers.  The surcharge is designed to approximately offset increases in fuel costs above the baseline.  However, because our fuel surcharge recovery lags behind changes in actual diesel prices, we generally do not recover the increased cost we are paying for fuel when prices are rising (as in the most recent quarter).  Conversely, we generally collect excess fuel surcharge revenue when prices are declining.  While the diesel price volatility tends to equalize over time, it can have a profound impact on an individual quarter.

•
Depreciation and amortization increased by 2.3 percentage points of base revenue primarily due to a 11.0% decrease in miles per tractor per week and an 8.2% increase in depreciation per tractor.  This was partially offset by the above-mentioned increase in the average number of owner-operator tractors, which bear their own depreciation and amortization expense.  Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions, and they are expected to rise again with the introduction of the 2010 emissions standards.

•
Insurance and claims decreased by 0.9 percentage point of base revenue primarily due to a decrease in adverse claims experience and a reduction in the frequency of accidents.  Department of Transportation reportable accidents fell approximately 24.2% in 2009.  If we are able to continue to successfully execute our “War on Accidents” safety initiative we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•
Operations and maintenance increased by 1.0 percentage point of base revenue due to an increase in the percentage of our total freight volume residing in the Northeast, which has a higher number of toll roads.  The average age of our tractor fleet has increased from 23.7 months in 2008 to 27.1 in 2009 and our trailer fleet increased from 51.5 months in 2008 to 62.6 months in 2009.  As the age of tractors and trailers increase, the cost to maintain the equipment generally rises.  However, as the number of miles per tractor decreases due to a shorter length-of-haul, this may allow us to keep the tractors for longer periods of time.

•
Purchased transportation increased by 3.2 percentage points of base revenue due primarily to the above-mentioned increase in owner-operator tractors and an increase in carrier expense associated with our Strategic Capacity Solutions operating segment.  We expect this expense will continue to increase when compared to prior periods if we can achieve our goals to grow our owner-operator tractor fleet and increase the revenue of our Strategic Capacity Solutions operating segment.

•
Our effective tax rate decreased from 57.4% in 2008 to 23.9% in 2009.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect and due to permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Fiscal Year Ended December 31,
	2009	2008
Total miles (in thousands) (1)	240,379	294,248
Empty mile factor (2)	10.9%	10.7%
Weighted average number of tractors (3)	2,338	2,540
Average miles per tractor per period	102,814	115,846
Average miles per tractor per week	1,972	2,216
Average miles per trip (4)	599	718
Base Trucking revenue per tractor per week	$2,602	$2,869
Number of tractors at end of period (3)	2,328	2,392
Operating ratio (5)	102.0%	96.9%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.

(3)  Tractors include Company-operated tractors currently in service plus owner-operator tractors.

(4)  Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5) Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base Revenue

Base revenue from Trucking decreased by 16.8% to $317.2 million.  The decrease was the result of several factors:

•	Our miles per tractor per week decreased 11.0% and the weighted average number of tractors decreased 8.0%.

•
General Freight revenue decreased 15.5% and Dedicated Freight decreased 43.5%.  The Trucking base revenue decrease was partially offset by the 81.8% increase in our Trailer-on-Flat-Car Intermodal service offering (from $4.0 million to $7.2 million).

•
Depressed freight volumes and excess competition for available loads drove down our revenue per tractor per week by approximately 9.3%.  However, we did improve our Trucking base revenue per loaded mile 2.2%, and our improved operational efficiency was evident in the 6.4% increase in Velocity (defined as the number of times we load our fleet each week).

Results of Operations – Strategic Capacity Solutions

We finished the year with base revenue from Strategic Capacity Solutions of $14.3 million, a decrease of 13.4%, which was almost entirely due to a decrease in our Freight Brokerage base revenue.  Base revenue from our Container-on-Flat-Car service offering fell slightly from $0.64 million to $0.56 million.  As indicated above, the remaining portion of our rail intermodal service offerings is classified into our Trucking operating segment.

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Results of Operations – Combined Services

Our base revenue grew 1.6% from $391.2 million to $397.6 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections, below.

Net income for all service offerings was $3.1 million as compared to $0.1 million for 2007.

Overall, our operating ratio improved by 1.0 percentage points of base revenue to 96.9% as a result of the following factors:

•
Salaries, wages and employee benefits decreased by 1.8 percentage points of base revenue due to a 160.5% increase in the average number of owner-operator tractors and a 3.8% increase in  base revenue per mile.  If we are able to continue to increase owner-operator tractors as a percentage of our total fleet, we would expect salaries, wages and employee benefits would continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•
Fuel and fuel taxes decreased by 2.5 percentage points of base revenue primarily due to a 7.8% decrease in the net price paid for diesel fuel, a 1.1 percentage point decrease in out-of-route miles and, as mentioned above, an increase in the average number of owner-operator tractors, which bear their own fuel expenses.

•
Insurance and claims decreased by 0.7 percentage point of base revenue primarily due to a decrease in adverse claims experience and a reduction in the frequency of accidents.  DOT reportable accidents fell approximately 23.1% in 2008.  If we are able to continue to successfully execute our “War on Accidents” safety initiative we would expect insurance and claims expense to gradually decrease in the long term, though remaining volatile from period-to-period.

•
Operations and maintenance increased by 0.4 percentage points of base revenue as direct repair costs on our tractors and trailers increased 5.0% due to a 7.1% increase in the average age of the tractor fleet for the year from 22.1 months in 2007 to 23.7 months in 2008 and a 30.5% increase in the average age of our trailer fleet for the year.

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

Results of Operations – Trucking

Key Operating Statistics:

	Fiscal Year Ended December 31,
	2008	2007
Total miles (in thousands) (1)	294,248	300,577
Empty mile factor (2)	10.7%	11.1%
Weighted average number of tractors (3)	2,540	2,578
Average miles per tractor per period	115,846	116,593
Average miles per tractor per week	2,216	2,236
Average miles per trip (4)	718	784
Base Trucking revenue per tractor per week	$2,869	$2,842
Number of tractors at end of period (3)	2,392	2,557
Operating ratio (5)	96.9%	97.9%

(1)    Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.

(3)    Tractors include Company-operated tractors currently in service plus owner-operator tractors.

(4)    Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base Revenue

Base revenue from Trucking decreased by 0.3% to $381.1 million.  The decrease was the result of several factors:

•	A decrease in the miles per tractor per week (-0.9%) and a decrease in the weighted average number of tractors (-1.5%).

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

Inflation

Although most of our operating expenses are inflation sensitive, the effect of inflation on revenue and operating costs has been minimal over the past three years.  The effect of inflation-driven cost increases on our overall operating costs would not be expected to be greater for us than for our competitors.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel.  Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so.  Fuel prices have fluctuated widely and fuel taxes have generally increased in recent years.  We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above a certain baseline price.  Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we do not typically receive compensation from customers.  We do not have any long-term fuel purchase contracts and we have not entered into any hedging arrangements that protect us against fuel price increases.  Overall, the market fuel prices per gallon were lower in 2009 than they were in 2008 and 2007.

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

Liquidity and Capital Resources

The continued growth of our business has required significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease-purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility.  During 2009, the maximum amount borrowed under the Facility, including letters of credit was approximately 57.8% of the total amount available and we ended the year with outstanding borrowings, including letters of credit equal to approximately 48.5% of the total amount available.  We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.  At December 31, 2009, we had approximately $51.5 million available under our Facility and $40.0 million of availability for new capital leases under existing lease facilities.  The Facility matures on September 1, 2010.  Accordingly, during the quarter ended September 30, 2009, we reclassified that debt from long-term to short-term.  The proposed new facility has materially higher spreads than our current spreads due to widely reported dislocations in the credit markets.  We have a term sheet in place and are now working on definitive documents.  Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity.  We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months.  There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us.

Our balance sheet debt, less cash, represents just 42.1% of our total capitalization, and we have no material off-balance sheet debt.  We have financed approximately $15.7 million of our 2009 tractor purchases with 42-month, fixed-rate capital leases.  Our capital leases currently represent 53.9 % of our total debt and carry an average fixed rate of 3.8%.  Not only does that provide us with a natural hedge against recent London Interbank Offered Rate volatility, but it has also freed up availability on our revolving credit line on which we could currently borrow up to an additional $51.5 million without violating any of our current financial covenants.  Despite a heavy tractor trading program, we produced $8.8 million in free cash flow (cash flow from operations less cash used in investing activities) during 2009, which was $30.8 million less than that of 2008.  We expect our 2010 capital expenditures to be greater than the 2009 levels.  In summary, based on our operating results, anticipated future cash flows, and current availability under our Facility and capital lease-purchase arrangements that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

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

Cash Flows
	(in thousands) Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$32,851	$65,869	$58,585
Net cash used in investing activities	(24,095)	(26,359)	(16,394)
Net cash used in financing activities	(9,500)	(45,983)	(41,309)

Cash generated from operations decreased $33.0 million during 2009 as compared to 2008, due to a decrease in net income of $10.3 million, a decrease in cash provided from accounts receivable of $17.8 million resulting from extended customer payment terms and improved freight volumes during the fourth quarter, an increase of $3.3 million in cash used for prepaid expenses due to our change in accounting for tires, an increase in cash used in trade accounts payable, accrued expenses and insurance and claims accruals of $8.4 million, the most significant component of which was the settlement for the All-Ways Logistics verdict.  The increase in the use of cash was partially offset by a $7.0 million reduction in deferred taxes. During 2008, cash generated from operations increased $7.3 million, as a result of an increase in net income of $3.0 million, a decrease in accounts receivable of $8.8 million resulting from improved collection procedures and decreased freight volumes, an increase in payables and accrued expenses of $6.6 million the most significant component of which is a $2.1 million increase in income tax accrual, and a decrease in insurance and claims accruals of $8.2 million.

Cash used in investing activities decreased $2.3 million during 2009 as compared to 2008 due to a decrease in net capital expenditures of $2.4 million.  The decline was due to a reduction in revenue equipment purchases resulting from our equipment trade cycle.  During 2008, cash used in investing activities increased $10.0 million as compared to 2007, due to an increase in expenditures for revenue equipment in our normal trade cycles.

Cash used in financing activities decreased $36.5 million during 2009 as compared to 2008.  Of the $36.5 million decrease, $23.4 million was due to a change in net borrowing on our Facility; we borrowed $13.5 million in 2009 compared to a $9.9 million pay down in 2008.  We used $4.1 million less cash for principle payments on our capital leases due to less equipment financed under capital leases in 2009.  Bank drafts payable decreased $8.5 million due to the timing of equipment purchases and reduced payrolls.  Cash used in financing activities increased $4.7 million during 2008 as compared to 2007. The change was primarily due to a reduction in net borrowings on our Facility, which was made possible by a $14.9 million increase in capital leases and a decrease in bank drafts payable.

Debt

On September 1, 2005, we entered into an Amended and Restated Senior Credit Facility, which restated in its entirety and made certain amendments to our previously amended facility dated as of April 28, 2000.  The Facility was amended to, among other things, increase the maximum borrowing amount to $100.0 million, subject to a borrowing base calculation.  The Facility includes a sublimit of up to $25.0 million for letters of credit.

The Facility is collateralized by revenue equipment having a net book value of approximately $178.5 million at December 31, 2009 and all trade and other accounts receivable.  The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions.  At this time, we do not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so.  The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders.  At December 31, 2009, $46.7 million was outstanding under the Facility.

The Facility bears variable interest based on the type of borrowing and the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  For the year ended December 31, 2009, the effective interest rate was 1.6%.  A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios.  At December 31, 2009, the rate was 0.2% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios and to maintain a minimum tangible net worth of approximately $133.9 million at December 31, 2009.  In the event we fail to cure an event of default, the loan can become immediately due and payable.  As of December 31, 2009, we were in compliance with the covenants. We have entered into leases with lenders who participate in our Facility.  Those leases and the Facility contain cross-default provisions.  We have also entered into leases with other lenders who do not participate in the Facility.  Multiple leases with lenders who do not participate in our Facility generally contain cross-default provisions.

       The Facility matures on September 1, 2010.  Accordingly, during the quarter ended September 30, 2009, we reclassified that debt from long-term to short-term.  The proposed new facility has materially higher spreads than our current spreads due to widely reported dislocations in the credit markets.  We have a term sheet in place and are now working on definitive documents.

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

Equity

At December 31, 2009, we had stockholders’ equity of $140.5 million and total debt including current maturities of $103.6 million, resulting in a total debt, less cash, to total capitalization ratio of 42.1% compared to 39.3% at December 31, 2008.

Purchases and Commitments

As of December 31, 2009, our forecasted capital expenditures, net of proceeds from the sale of revenue equipment, for 2010 were $70.1 million, approximately $68.3 million of which relates to revenue equipment.  We may change the amount of the capital expenditures based on our operating performance.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $1.8 million primarily for improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market.  During the year ended December 31, 2009, we made $39.7 million of net capital expenditures, including $39.3 million for revenue equipment purchases ($15.7 million of which were capital lease obligations) and a net of $0.4 million was for non-revenue equipment.

The following table represents our outstanding contractual obligations at December 31, 2009:

	(in thousands)
	Payments Due By Period
	Total	2010	2011-2012	2013-2014	Thereafter
Contractual Obligations:
Long-term debt obligations (1)	$46,718	$46,718	$--	$--	$--
Capital lease obligations (2)	59,437	18,644	40,056	737	--
Purchase obligations (3)	31,745	31,745	--	--	--
Rental obligations	1,485	580	540	43	322
Total	$139,385	$97,687	$40,596	$780	$322

(1)
Long-term debt obligations, excluding letters of credit in the amount of $1.8 million, consist of our Senior Credit Facility, which matures on September 1, 2010. The primary purpose of this Facility is to provide working capital for the Company; however, the Facility is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources.  Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time.  Based on these factors, we have not included in this line item an estimate of future interest payments.

(2)	Includes interest payments not included in the balance sheet.

(3)	Purchase obligations include commitments to purchase approximately $31.7 million of revenue equipment none of which is cancelable by us upon advance written notice.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at December 31, 2009, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the year ended December 31, 2009, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•
Prepaid tires.  Effective April 1, 2009, we changed our method of accounting for tires.  Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the year ended December 31, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $3.7 million and on a net of tax basis of approximately $2.3 million ($0.22 per share).

We periodically reevaluate these policies as circumstances dictate.  Together these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data – Note 1. to the Financial Statements: New Accounting Pronouncements.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk.  We are exposed to interest rate risk primarily from our Senior Credit Facility.  Our Senior Credit Facility, as amended, provides for borrowings that bear variable interest based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage.  At December 31, 2009, we had $46.7 million outstanding pursuant to our Senior Credit Facility.  Assuming the outstanding balance at year end remained constant throughout the upcoming year, a hypothetical one-percentage point increase in interest rates applicable to the Senior Credit Facility would increase our annual interest expense by approximately $0.47 million.

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

YEAR ENDED DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware Corporation) and subsidiary (collectively referred to as the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Truck, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 16, 2010

USA Truck, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$797	$1,541
Accounts receivable:
Trade, less allowance for doubtful accounts of $443 in 2009 and $204 in 2008	37,018	36,597
Income tax receivable	10,498	--
Other	1,070	2,261
Inventories	1,541	1,541
Deferred income taxes	962	4,717
Prepaid expenses and other current assets	7,931	4,381
Total current assets	59,817	51,038

Property and equipment:
Land and structures	33,819	34,650
Revenue equipment	364,087	354,712
Service, office and other equipment	28,846	25,374
	426,752	414,736
Accumulated depreciation and amortization	(156,331)	(133,863)
	270,421	280,873
Other assets	462	357
Total assets	$330,700	$332,268

Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$5,678	$4,500
Trade accounts payable	9,847	7,533
Current portion of insurance and claims accruals	4,356	10,106
Accrued expenses	9,008	12,158
Note payable	1,015	1,285
Current maturities of long-term debt and capital leases	63,461	16,956
Total current liabilities	93,365	52,538

Long-term debt and capital leases, less current maturities	39,116	79,364
Deferred income taxes	53,073	48,563
Insurance and claims accruals, less current portion	4,600	5,030

Commitments and contingencies	--	--

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; authorized 30,000,000 shares; issued 11,834,285 shares in 2009 and 11,777,439 shares in 2008	118	118
Additional paid-in capital	64,627	64,171
Retained earnings	97,523	104,700
Less treasury stock, at cost (1,332,500 shares in 2009 and 1,366,500 shares in 2008)	(21,661)	(22,163)

Accumulated other comprehensive (loss)	(61)	(53)
Total stockholders’ equity	140,546	146,773
Total liabilities and stockholders’ equity	$330,700	$332,268
See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
	Year Ended December 31,
	2009	2008	2007
Revenue:
Trucking revenue	$317,224	$381,055	$382,064
Strategic Capacity Solutions revenue	14,296	16,502	9,124
Base revenue	331,520	397,557	391,188
Fuel surcharge revenue	50,848	138,063	90,921
Total revenue	382,368	535,620	482,109

Operating expenses and costs:
Salaries, wages and employee benefits	128,319	157,729	162,236
Fuel and fuel taxes	93,803	189,042	153,023
Depreciation and amortization	50,152	50,919	49,093
Purchased transportation	44,058	40,323	18,609
Operations and maintenance	26,594	27,729	25,815
Insurance and claims	21,086	28,999	31,144
Operating taxes and licenses	5,642	6,456	6,368
Litigation verdict	--	--	4,690
Communications and utilities	3,951	4,075	3,787
Gain on disposal of assets	(7)	(19)	(395)
Other	15,377	18,220	19,429
Total operating expenses and costs	388,975	523,473	473,799
Operating (loss) income	(6,607)	12,147	8,310

Other expenses (income):
Interest expense	3,030	4,643	5,130
Other, net	(207)	139	22
Total other expenses, net	2,823	4,782	5,152
(Loss) income before income taxes	(9,430)	7,365	3,158

Income tax (benefit) expense:
Current	(10,523)	2,950	188
Deferred	8,270	1,275	2,830
Total income tax (benefit) expense	(2,253)	4,225	3,018
Net (loss) income	$(7,177)	$3,140	$140

Net (loss) income per share:
Basic (loss) earnings per share	$(0.70)	$0.31	$0.01

Diluted (loss) earnings per share	$(0.70)	$0.31	$0.01
          See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Total
Balance at December 31, 2006	11,473	$115	$62,230	$101,420	$(4,207)	$--	$159,558
Exercise of stock options	88	1	894	--	--	--	895
Tax charge on exercise of stock options	--	--	(12)	--	--	--	(12)
Purchase of 1,098 shares of Common Stock into treasury	--	--	--	--	(17,403)	--	(17,403)
Retirement of forfeited restricted stock	--	--	362	--	(362)	--	--
Stock based compensation	--	--	13	--	--	--	13
Net income for 2007	--	--	--	140	--	--	140
Balance at December 31, 2007	11,561	$116	$63,487	$101,560	$(21,972)	$--	$143,191

Exercise of stock options	17	--	186	--	--	--	186
Tax benefit on exercise of stock options	--	--	23	--	--	--	23
Stock based compensation	--	--	286	--	--	--	286
Retirement of forfeited restricted stock	--	--	191	--	(191)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(40)	--	--	--	--	--	(65)	(65)
Reclassification of derivative net losses to statement of operations, net of income tax benefit of $(7)	--	--	--	--	--	12	12
Restricted stock award grant	200	2	(2)	--	--	--	--
Net income for 2008	--	--	--	3,140	--	--	3,140
Balance at December 31, 2008	11,778	$118	$64,171	$104,700	$(22,163)	$(53)	$146,773

Exercise of stock options	35	--	391	--	--	--	391
Stock-based compensation	--	--	567	--	--	--	567
Restricted stock award grant	21	--	--	--	--	--	--
Retirement of forfeited restricted stock	--	--	51	--	(51)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(79)	--	--	--	--	--	(126)	(126)
Reclassification of derivative net losses to statement of operations, net of income tax of $73	--	--	--	--	--	118	118
Return of forfeited restricted shares upon termination of the 2003 Restricted Stock Award Plan	--	--	(553)	--	553	--	--
Net loss for 2009	--	--	--	(7,177)	--	--	(7,177)
Balance at December 31, 2009	11,834	$118	$64,627	$97,523	$(21,661)	$(61)	$140,546
See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended December 31,
	2009	2008	2007
Operating activities
Net (loss) income	$(7,177)	$3,140	$140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,152	50,919	49,093
Provision for doubtful accounts	313	134	(15)
Deferred income taxes	8,265	1,242	2,831
Excess tax benefit from exercise of stock options	--	(23)	(39)
Write off of tax asset on exercise of stock options	--	--	51
Stock based compensation	567	286	13
Gain on disposal of property and equipment	(7)	(19)	(395)
Changes in operating assets and liabilities:
Accounts receivable	(10,041)	7,758	(1,051)
Inventories, prepaid expenses and other current assets	(3,549)	(299)	3,573
Trade accounts payable, accrued expenses and note payable	508	4,370	(2,192)
Insurance and claims accruals	(6,180)	(1,639)	6,576
Net cash provided by operating activities	32,851	65,869	58,585

Investing activities
Purchases of property and equipment	(37,325)	(57,186)	(32,338)
Proceeds from sale of property and equipment	13,335	30,829	16,116
Change in other assets	(105)	(2)	(172)
Net cash used in investing activities	(24,095)	(26,359)	(16,394)

Financing activities
Borrowings under long-term debt	66,502	120,689	155,278
Principal payments on long-term debt	(52,984)	(130,582)	(150,178)
Principal payments on capitalized lease obligations	(22,965)	(27,051)	(27,836)
Principal payments on note payable	(1,622)	(1,963)	(2,299)
Net increase (decrease) in bank drafts payable	1,178	(7,285)	246
Payments to repurchase Common Stock	--	--	(17,403)
Excess tax benefit (charge) from exercise of stock options	--	23	(12)
Proceeds from exercise of stock options	391	186	895
Net cash used in financing activities	(9,500)	(45,983)	(41,309)

Decrease (increase) in cash and cash equivalents	(744)	(6,473)	882
Cash and cash equivalents:
Beginning of period	1,541	8,014	7,132
End of period	$797	$1,541	$8,014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,013	$4,789	$5,154
Income taxes	2,082	499	560
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for leases on revenue equipment	15,704	38,640	23,745
Liability incurred for note payable	1,352	1,710	2,046
See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1.	Summary of Significant Accounting Policies

Description of Business

USA Truck (the “Company”) is a truckload carrier providing transportation of general commodities throughout the continental United States, into and out of Mexico and into and out of portions of Canada.  Generally, the Company transports full dry van trailer loads of freight from origin to destination without intermediate stops or handling. To complement the Company’s General Freight operations, it provides dedicated, brokerage and rail intermodal services.  For shipments into Mexico, the Company transfers its trailers to tractors operated by Mexican trucking companies at a facility in Laredo, Texas, which is operated by the Company’s wholly-owned subsidiary.  Through the Company’s asset based and non-asset based capabilities, it transports many types of freight for a diverse customer base in a variety of industries.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany accounts and significant intercompany transactions have been eliminated in consolidation.  The Company has no investments in or contractual obligations with variable interest entities.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.  During 2009, 2008 and 2007, the Company’s top ten customers generated 32%, 32% and 34% of total revenue, respectively.  During the three year period ended December 31, 2009, no single customer represented more than 10% of total revenue.  Other accounts receivable consists primarily of proceeds from the sale of revenue equipment.  The carrying amount reported in the balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 31 days from the billing date.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2009, 2008 and 2007:

	(in thousands)
	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$204	$81	$96
Amounts (credited) charged to expense	313	135	(15)
Uncollectible accounts written off, net of recovery	(74)	(12)	--
Balance at end of year	$443	$204	$81

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets include temporary differences relating to depreciation, capitalized leases and certain revenues and expenses.  The Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. The only periods subject to examination for its federal returns are the 2006, 2007 and 2008 tax years. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. At January 1, 2008, the Company had no unrecognized tax benefits and it has not recorded any through December 31, 2009.

Prepaid Tires

Effective April 1, 2009, the Company changed its method of accounting for tires.  Commencing when the tires, including recaps, are placed into service, the Company accounts for them as prepaid expenses and amortizes their cost over varying time periods, ranging from 18 to 30 months, depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  The new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the year ended December 31, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $3.7 million and on a net of tax basis of approximately $2.3 million  ($0.22 per share).

Property and Equipment

Property and equipment is recorded at cost.  For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method using the following estimated useful lives: structures – 5 to 39.5 years; revenue equipment – 3 to 10 years; and service, office and other equipment – 3 to 20 years.  Gains and losses on asset sales are reflected in the year of disposal.  Revenue equipment acquired under capital lease is depreciated over the lease term.  Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired.  Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and amortized under its prepaid tire policy.

The Company previously owned two facilities in the Dayton, Ohio market, one of which was not being used.  During the third quarter of 2008, the Company recorded an asset impairment charge in the amount of approximately $0.3 million to write down the unused asset’s value to its estimated market value, net of costs of disposal.  This write down is included in Other expenses in the accompanying consolidated statements of operations.  On October 23, 2008, the Company entered into a contract to sell this facility, which closed during the fourth quarter of 2009.

During the fourth quarter of 2008, the Company removed from service approximately 250 tractors.  The reduction in the Company-owned fleet targeted those tractors with the highest miles and resulted in an impairment charge in the amount of approximately $0.5 million relating to certain of those tractors.  This write down, which adjusted the book value of the tractors down to their market value, is included in Other operating expenses in the accompanying consolidated statements of operations.  The Company disposed of all but one of those high mileage tractors during 2009.

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

Interest

The Company capitalizes interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt.  Capitalized interest was $0.05 million, $0.06 million and $0.02 million in 2009, 2008 and 2007, respectively.  Interest expense was $3.0 million, $4.6 million and $5.1 million in 2009, 2008 and 2007, respectively.

(Loss) earnings Per Share

Basic (loss) earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year.  Diluted (loss) earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

Segment Reporting

The service offerings provided by the Company relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. The Company classifies its business into the Trucking operating segment and the Strategic Capacity Solutions operating segment, which it previously designated as operating divisions.  These two operating segments are aggregated into one segment for financial reporting purposes.  Both Trucking and Strategic Capacity Solutions have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.  Trucking consists primarily of the Company’s General Freight and Dedicated Freight service offerings, as well as its Trailer-on-Flat-Car rail intermodal service offering.  The Company previously referred to its Freight Brokerage operations as its “Strategic Capacity Solutions” division.  The Company now uses “Strategic Capacity Solutions” to refer to the operating segment, which now consists primarily of its Freight Brokerage service offering and its Container-on-Flat-Car rail intermodal service offering. This service offering within the Strategic Capacity Solutions operating segment is intended to provide services that complement the Company’s Trucking services, primarily to existing customers of its Trucking operating segment.  Those complementary services consist of services such as freight brokerage, transportation scheduling, routing and mode selection.  A majority of the customers of Strategic Capacity Solutions have also engaged the Company to provide services through one or more of its Trucking service offerings.  The Company’s Strategic Capacity Solutions operating segment represents a relatively minor part of its business, generating approximately 4.3%, 4.2% and 2.3% of total base revenue for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company began offering rail intermodal services during December 2007, and the operating segment into which those service offerings are classified depends on whether or not Company equipment is used in providing the services.  If Company equipment is used, those results are included the Company’s Trucking operating segment (Trailer-on-Flat-Car).  If Company equipment is not used, those results are included in the Company’s Strategic Capacity Solutions operating segment (Container-on-Flat-Car).  For the years ended December 31, 2009 and 2008, rail intermodal service offerings generated approximately 2.4% and 1.2% of total base revenue, respectively.

The Company’s decision to aggregate its two operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of its service offerings and its centralized internal management structure.  Except with respect to the relatively minor components of the Company’s operations that do not involve the use of its tractors, key operating statistics include, for example, revenue per mile and miles per tractor per week.  While the operations of the Company’s Strategic Capacity Solutions service offerings do not involve the use of its equipment and drivers, it nevertheless provides truckload freight services to its customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon the Trucking operations.

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

Revenue generated by the Company’s Strategic Capacity Solutions operating segment is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as the Company acts as a principal with substantial risks as primary obligor.

 Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

Reclassifications

In 2008, the Company included capitalized software development costs in the approximate amount of $1.5 million in land and structures on its consolidated balance sheets.  Capitalized software development costs have been appropriately reclassified as service, office and other equipment in the consolidated balance sheets, with no impact on the consolidated statements of operations, at December 31, 2009 and 2008.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards CodificationTM (“Codification”).  The Codification is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and it has not had a material impact on the Company’s financial reporting.

As set forth in the Subsequent Events Topic of the Codification, general standards have been established for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Subsequent Events Topic is effective for financial statements issued for interim and annual periods ending after June 15, 2009, and it has not had a material impact on the Company’s financial reporting.

As required by the Derivatives and Hedging Topic of the Codification (ASC 815), enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows are now required.  The enhanced disclosures requirement of the Derivatives and Hedging Topic became effective for the Company on January 1, 2009, and it has not had a material impact on its financial reporting.

2.      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	(in thousands)
	December 31,
	2009	2008
Prepaid tires (1)	$3,726	$--
Prepaid licenses, permits and tolls	1,912	2,169
Prepaid insurance	1,355	1,307
Other	938	905
Total prepaid expenses and other current assets	$7,931	$4,381

(1) Effective April 1, 2009, the Company changed its method of accounting for tires.  Commencing when the tires are placed into service, the Company accounts for them as prepaid expenses and amortizes their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.

3.	Derivative Financial Instruments

The Company records derivative financial instruments in the balance sheet as either an asset or liability at fair value based on the active market in which the derivative financial instrument is traded, with classification as current or long-term depending on the duration of the instrument.

Changes in the derivative instrument’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  For cash flow hedges that meet the criteria, the derivative instrument’s gains and losses, to the extent effective, are recognized in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.  The Company records the gains and losses in other operating expenses and costs in its consolidated statements of operations.  (See also Note 4. Comprehensive (Loss) Income.)

On October 21, 2008, the Company entered into an interest rate swap agreement with a notional amount of $9.0 million with an effective date of October 21, 2008.  The Company designated the $9.0 million interest rate swap as a cash flow hedge of its exposure to variability in future cash flow resulting from the interest payments indexed to the three-month London Interbank Offered Rate (“LIBOR”).  The rate on the swap was fixed at 4.25% until January 20, 2009.

On February 6, 2009, the Company entered into a $10 million dollar interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement is being accounted for as a cash flow hedge.

4.  Comprehensive (Loss) Income

Comprehensive (loss) income consisted of the following components:

(in thousands)
	Year Ended December 31,
	2009	2008
Net (loss) income	$(7,177)	$3,140
Change in fair value of interest rate swap, net of income tax benefit of $(79) for the year ended December 31, 2009, and net of income tax benefit of $(40) for the year ended December 31, 2008	(126)	(65)
Reclassification of derivative net losses to statement of operations, net of income tax of $73 for the year ended December 31, 2009, and net of income tax benefit of $(7) for the year ended December 31, 2008	118	12
Total comprehensive (loss) income	$(7,185)	$3,087

Fair Value Measurements

	(in thousands)
	Total Fair Value Assets (Liabilities) at 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$(61)	$--	$(61)	$--

The fair value of derivatives, consisting primarily of interest rate swaps as discussed above, is calculated using proprietary models utilizing observable inputs as well as future assumptions related to interest rates and other applicable variables.  These calculations are performed by the financial institutions that are counterparties to the applicable swap agreements and reported to the Company on a monthly basis.  The Company uses these reported fair values to adjust the asset or liability as appropriate.  The Company evaluates the reasonableness of the calculations by comparing the yield curve from other sources for the applicable period.

5.  Accrued Expenses

Accrued expenses consist of the following:
(in thousands)
	December 31,
	2009	2008
Salaries, wages, bonuses and employee benefits	$3,966	$4,118
Other (1)	5,042	8,040
Total accrued expenses	$9,008	$12,158

(1)	As of December 31, 2009 and 2008, no single item included within other accrued expenses exceeded 5.0% of the Company’s total current liabilities.

6.	Note Payable

On October 21, 2009, the Company’s Board of Directors approved an unsecured note payable of $1.4 million bearing interest at 3.4%.  The balance of the note payable at December 31, 2009, was $1.0 million.  The note, which is payable in monthly installments of principal and interest of approximately $114,400, is scheduled to mature on September 1, 2010.

At December 31, 2008, the Company had an unsecured note payable of $1.3 million.  The note, which was payable in monthly installments of principal and interest of approximately $145,600, was scheduled to mature on September 1, 2009, bearing interest at 4.8%.  The note payable was paid in full in the approximate amount of $0.6 million on May 8, 2009.

Both of these notes payable were used to finance a portion of the Company’s annual insurance premiums.

7.	Long-term Debt

Long-term debt consists of the following:

(in thousands)
	December 31,
	2009	2008
Revolving credit agreement (1)	$46,718	$33,200
Capitalized lease obligations (2)	55,859	63,120
	102,577	96,320
Less current maturities	(63,461)	(16,956)
Long-term debt, less current maturities	$39,116	$79,364

(1)
Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Facility.  At December 31, 2009, the Company had approximately $46.7 million in borrowings, $1.8 million in letters of credit outstanding, and $51.5 million available under the Facility.  The Facility provides an accordion feature allowing the Company to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than six months prior to the maturity date, subject to certain conditions.  Accordingly, the Facility can be increased to $175.0 million at the Company’s option, with the additional availability provided by the current lenders, at their election, or by other lenders.  At this time, the Company does not anticipate the need to exercise the accordion feature or, if needed, it does not expect to encounter any difficulties in doing so.  The Facility bears variable interest based on the type of borrowing and on the agent bank’s prime rate, or the federal funds rate plus a certain percentage or the LIBOR plus a certain percentage, which is determined based on the Company’s attainment of certain financial ratios.  The interest rate on our overnight borrowings under the Facility at December 31, 2009 was 3.25%.  The interest rate including all borrowings made under this Facility at December 31, 2009 was 1.46%.  The interest rate on the Company’s borrowings under the Facility for the year ended December 31, 2009 was 1.6%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on the Company’s attainment of certain financial ratios.  At December 31, 2009, the rate was 0.2% per annum.  The Facility is collateralized by revenue equipment having a net book value of $178.5 million at December 31, 2009, and all trade and other accounts receivable.  The Facility requires the Company to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $133.9 million at December 31, 2009.  The Company was in compliance with these covenants at December 31, 2009.  The covenants would prohibit the payment of dividends by the Company if such payment would cause it to be in violation of any of the covenants.  The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

The Facility matures on September 1, 2010.  Accordingly, during the quarter ended September 30, 2009, we reclassified that debt from long-term to short-term.  We anticipate that the pricing spreads on any new facility will be materially higher than our current spreads due to widely reported dislocations in the credit markets.  We recently signed a term sheet, containing higher pricing spreads, with a bank to replace the facility and we are now working on definitive documents.

(2)
The Company’s capitalized lease obligations have various termination dates extending through March 2013 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 3.2% to 4.8% at December 31, 2009.  The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

8.	Leases and Commitments

The Company leases certain revenue equipment under capital leases with terms of 42 months. At December 31, 2009, property and equipment included capitalized leases, which had capitalized costs of $72.8 million, accumulated amortization of $17.0 million and a net book value of $55.8 million.  At December 31, 2008, property and equipment included capitalized leases, which had capitalized costs of $81.6 million, accumulated amortization of $18.8 million and a net book value of $62.8 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $10.7 million, $13.0 million and $14.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the future minimum payments under capitalized leases with initial terms of one year or more were $18.6 million for 2010, $20.8 million for 2011, $19.3 million for 2012 and $0.7 million for 2013.  As of December 31, 2009, the remaining minimum capital lease payments were $55.9 million, which excludes amounts representing interest of $3.6 million.  The current portion of net minimum lease payments, including interest, is $18.6 million.

From time to time the Company enters into operating leases for certain facilities and office equipment.  Rent expense under those operating leases was $1.2 million for the years ended December 31, 2009, 2008 and 2007.  At December 31, 2009, the Company was obligated to pay future rentals under those operating leases of $0.6 million, $0.3 million, $0.2 million, $0.03 million, $0.01 million and $0.3 million for 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Certain leases contain cross-default provisions with other financing agreements of the Company.

Commitments to purchase revenue equipment (including capital leases) and other fixed assets aggregated approximately $31.7 million at December 31, 2009.

9.      Federal and State Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)
	December 31,
	2009	2008
Current deferred tax assets:
Accrued expenses not deductible until paid	$3,247	$5,755
Equity Incentive Plan	303	360
Revenue recognition	283	204
Allowance for doubtful accounts	170	78
Total current deferred tax assets	4,003	6,397

Current deferred tax liability:
Prepaid expenses deductible when paid	(3,041)	(1,680)
Total current deferred tax liability	(3,041)	(1,680)
Net current deferred tax assets	$962	$4,717

Noncurrent deferred tax assets:
Capitalized leases	$153	$137
Interest rate swap	38	33
Non-compete agreement	107	129
Net operating loss	3,100	--
Total noncurrent deferred tax assets	3,398	299

Noncurrent deferred tax liabilities:
Tax over book depreciation	(56,440)	(48,834)
Other	(31)	(28)
Total noncurrent deferred tax liabilities	(56,471)	(48,862)
Net deferred tax liabilities	$(53,073)	$(48,563)

For the year ended December 31, 2009, the Company’s effective tax rate decreased to 23.9% from 57.4%.  This decrease of 33.5% was primarily due to a decrease in pre-tax income, which made the nondeductible items less of an impact to the overall tax rate.  The change in the effective tax rate resulted in an increase of the deferred tax liability of approximately $4.5 million and a decrease in the deferred tax asset of approximately $3.8 million.

Significant components of the (benefits) provision for income taxes are as follows:

	(in thousands)
	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(8,717)	$2,443	$156
State	(1,806)	507	32
Total current	(10,523)	2,950	188

Deferred:
Federal	6,851	1,056	2,344
State	1,419	219	486
Total deferred	8,270	1,275	2,830
Total income tax (benefit) expense	$(2,253)	$4,225	$3,018

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

	(in thousands)
	Year Ended December 31,
	2009	2008	2007
Income tax at statutory federal rate	$(3,206)	$2,504	$1,074
Federal income tax effects of:
State income taxes	136	(258)	(189)
Per diem and other nondeductible meals and entertainment	1,022	1,274	1,685
Other	194	(55)	(109)
Federal income taxes	(1,854)	3,465	2,461
State income taxes	(399)	760	557
Total income tax (benefit) expense	$(2,253)	$4,225	$3,018

Effective tax rate	23.9%	57.4%	95.6%

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

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all employees.  Employees can contribute up to 50% of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee.  Effective April 1, 2009, the Company suspended its contribution match.  Employees’ rights to employer contributions vest after three years from their date of employment. Company matching contributions to the plan were approximately $0.2 million, $0.7 million and $0.8 million for 2009, 2008 and 2007, respectively.

11.      Stock Plans

The current equity compensation plans that have been approved by the Company’s stockholders are its 2004 Equity Incentive Plan and its 2003 Restricted Stock Award Plan.  The Company does not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by its stockholders.

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,025,000 shares of Common Stock to directors, officers and other key employees.  On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board.  No options were granted under this plan for less than the fair market value of the Common Stock as defined in the plan at the date of the grant.  Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted.  Options granted under this plan generally vest ratably over three to five years.  The option price under this plan is the fair market value of the Company’s Common Stock at the date the options were granted, except that the exercise prices of options granted to the Chairman of the Board are equal to 110% of the fair market value of the Company’s common stock at the date those options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.19 to $30.22 as of December 31, 2009.  At December 31, 2009, approximately 450,419 shares were available for granting future options or other equity awards under this plan.  The Company issues new shares upon the exercise of stock options.

Compensation cost recognized in 2009 and 2008 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006.  The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period.  For the year ended December 31, 2009, the Company recognized approximately $0.2 million in compensation expense related to incentive and nonqualified stock options granted under its plans.  For each of the years ended December 31, 2008 and 2007, the Company recognized approximately $0.3 million in compensation expense related to incentive and nonqualified stock options granted under its plans. This compensation expense is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.

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

Grant Date	Restricted Shares (1)	Number of shares under options (1)	Fair Market Value (2)
February 2, 2009	5,113	12,283	$14.18
May 1, 2009	5,222	16,473	13.88
August 3, 2009	4,997	15,291	14.50
November 2, 2009	6,478	20,949	11.19

(1)	Net of forfeited shares.

(2)	Represents the closing price of the Company’s Common Stock on the dates of grant.

On February 1, 2010, the Executive Compensation Committee granted an award of 3,250 restricted shares and incentive stock options to acquire 11,222 shares of the Company’s Common Stock.  These awards were valued at $12.21 per share, which was the closing price of the Company’s Common Stock on that date.

Information related to option activity for the year ended December 31, 2009 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	221,300	$16.24
Granted	65,462	13.22
Exercised	(42,200)	11.72		97,656
Cancelled/forfeited/expired	(43,116)	16.04
Outstanding at December 31, 2009	201,446	16.25	2.7	$70,282
Exercisable at December 31, 2009 (2)	84,350	$15.99	0.8	$42,420

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of the Company’s Common Stock, as determined by the closing price on December 31, 2009 (the last trading day of the fiscal year), was $12.52.  The intrinsic value for options exercised in 2009 was $97,656 and in 2008 was $46,955.

(2)	The fair value of the options exercisable at December 31, 2009 was $0.5 million.

Information related to the weighted-average fair value of stock option activity for the year ended December 31, 2009 is as follows:

	Number of Shares Under Options	Weighted-Average Fair Value
Nonvested options - December 31, 2008	113,100	$7.97
Granted (1)	65,462	4.51
Forfeited	(10,066)	7.94
Vested	(51,400)	6.07
Nonvested options - December 31, 2009	117,096	6.87

(1)	No options were granted in 2008 and the weighted-average fair value for options granted in 2007 was $7.74.

The exercise price, number, weighted-average remaining contractual life of options outstanding and the number of options exercisable as of December 31, 2009 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.19	20,949	4.6	--
11.47	40,400	0.8	40,400
12.66	4,000	1.1	4,000
13.88	16,473	4.6	--
14.18	12,283	4.6	--
14.50	17,691	4.6	500
15.83	5,000	4.6	1,000
16.08	2,250	0.1	2,250
17.06	24,000	2.5	9,600
22.54	52,400	2.1	23,600
22.93	3,000	0.8	1,500
30.22	3,000	1.6	1,500
	201,446	2.7	84,350

The following assumptions were used to value the stock options granted during the years indicated:

	2009	2008	2007
Dividend yield	0%	--	0%
Expected volatility	36.5% - 53.1%	--	38.7% - 49.9%
Risk-free interest rate	1.4%	--	4.2% - 5.0%
Expected life (in years)	4.13 - 4.25	--	3 - 9

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

The 2003 Restricted Stock Award Plan, which terminated on August 31, 2009, allowed the Company to issue up to 150,000 shares of Common Stock as awards of restricted stock to its officers, 100,000 shares of which had been awarded.  The Chairman of the Board contributed 100,000 shares of his Common Stock to the Company for purposes of issuance under the 2003 Restricted Stock Award Plan.  Shares issued as restricted stock awards under the 2003 Restricted Stock Award Plan consisted solely of shares of Common Stock contributed to the Company by its Chairman of the Board.  Awards under the 2003 Restricted Stock Award Plan vested over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as set by the Board of Directors based on criteria set forth in the 2003 Restricted Stock Award Plan.  Currently, the performance goals require the attainment of an annual retained earnings growth rate of 10.0% in order for the shares to qualify for full vesting (with 50.0% vesting if a 9.0% growth rate is achieved).  The fair value of the 100,000 shares of Common Stock subject to the awards previously granted is being amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable.  To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed.  The performance goal for 2008 was not met.  As a result, no compensation expense was recognized for the 14,000 shares that were to have vested on March 1, 2009, based on 2008 performance.  The shares remained outstanding until their scheduled vesting date of March 1, 2009, at which time their forfeiture became effective.  For financial statement purposes, the previously recorded expense in the amount of $0.2 million relating to the forfeited shares was recovered on December 31, 2008, the date on which it was determined that the achievement of the performance goal was not met.  As a result, such shares have been recorded as treasury stock and are not reflected as nonvested shares in the table below as of December 31, 2008.  As of September 30, 2009, management determined that the performance goal for 2009 will not be met.  As a result, the 4,000 shares that were scheduled to vest on March 1, 2010 have been deemed to be forfeited.  For financial statement purposes, the previously recorded expense in the amount of $0.1 million relating to the forfeited shares was recovered on September 30, 2009, the date on which it was determined that the achievement of the performance goal would not be met.  As a result, such shares have been recorded as treasury stock and are not included in the nonvested shares in the table below as of December 31, 2009.  The shares will remain outstanding until their scheduled vesting date of March 1, 2010, at which time their forfeiture will become effective.  Pursuant to the provisions of the Plan, any shares that remained in the Plan that were not subject to outstanding awards when the Plan terminated and any previously awarded shares that are forfeited after the Plan terminates are to be returned to Mr. Robert M. Powell, Chairman of the Board of Directors.  Accordingly, the 38,000 previously forfeited shares were returned to Mr. Powell on September 1, 2009.  The 4,000 shares which were deemed forfeited on September 30, 2009, will be returned to Mr. Powell on March 1, 2010, the effective date of their forfeiture.

The compensation expense recognized is based on the market value of the Company’s Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount recognized is amortized over the vesting period.  The stock-based compensation expense (credit) that was recognized related to the Company’s restricted stock awards was $0.4 million, $0.01 million and $(0.2) million in 2009, 2008 and 2007, respectively, and is included in salaries, wages and employee benefits in the consolidated statement of operations.

Information related to the 2003 Restricted Stock Award Plan for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted-Average Fair Value
Nonvested shares - December 31, 2008	8,000	$27.66
Granted	--	--
Forfeited	(4,000)	27.66
Vested	--	--
Nonvested shares - December 31, 2009	4,000	27.66

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

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the year ended December 31, 2009, is as follows:

	Number of Shares	Weighted-Average Fair Value
Nonvested shares – December 31, 2008	200,000	$12.13
Granted	21,978	13.30
Forfeited	(168)	14.03
Vested	--	--
Nonvested shares – December 31, 2009	221,810	$12.24

As of December 31, 2009, unrecognized compensation expense that related to stock options and restricted stock was $0.3 million and $2.1 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.7 years for stock options and 6.2 years for restricted stock.

12.	(Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	(in thousands, except per share amounts)
	Year Ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income	$(7,177)	$3,140	$140

Denominator:

Denominator for basic earnings per share – weighted average shares	10,240	10,220	10,596

Effect of dilutive securities:
Employee stock options	--	18	55
	--	18	55
Denominator for diluted earnings per share – adjusted weighted
weighted-average shares and assumed conversions	10,240	10,238	10,651
Basic (loss) earnings per share	$(0.70)	$0.31	$0.01
Diluted (loss) earnings per share	$(0.70)	$0.31	$0.01
Weighted-average number of stock option shares not included in earnings per share calculation for the periods presented because their effect is anti-dilutive	131	117	132

13.	Common Stock Transactions

On January 24, 2007, the Company publicly announced that its Board of Directors authorized the repurchase of up to 2,000,000 shares of its outstanding Common Stock over a three-year period ending January 24, 2010.  The Company may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by its Chairman of the Board or President. The Board had previously approved an authorization, publicly announced on October 19, 2004, to repurchase up to 500,000 shares and the remaining balance of 264,000 shares was repurchased during the first quarter of 2007 at a total cost of approximately $4.3 million.  During the years ended December 31, 2009 and 2008, the Company did not repurchase any shares of its Common Stock. During the year ended December 31, 2007, the Company repurchased a total of 834,099 shares of its Common Stock under the current authorization, at a total cost of approximately $13.1 million.  The Company’s current repurchase authorization has 1,165,901 shares remaining.

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

14.	Fair Value of Financial Instruments

At December 31, 2009 and 2008, the amounts reported in the Company’s consolidated balance sheets for its Senior Credit Facility and capital leases approximate their fair value.

15.	Litigation

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight.  Though the Company believes these claims to be routine and immaterial to its long-term financial position, adverse results of one or more of these claims could have a material adverse effect on its financial position, results of operations or cash flow.

On May 22, 2006, a former independent sales agent filed a lawsuit against the Company entitled All-Ways Logistics, Inc. v. USA Truck, Inc., in the U.S. District Court for the Eastern District of Arkansas, Jonesboro Division, alleging, among other things, breach of contract, breach of implied duty of good faith and fair dealing, and tortious interference with business relations.  The plaintiff alleged that the Company breached and wrongfully terminated its commission sales agent agreement with it and improperly interfered with its business relationship with certain of its customers.  In early August 2007, the jury returned an unfavorable verdict in this contract dispute.  The jury held that the Company breached the contract and awarded the plaintiff damages of approximately $3.0 million, which was accrued during the quarter ended September 30, 2007.  In its December 4, 2007 order, the court denied substantially all of USA Truck’s motions for post-trial relief and granted the plaintiff’s motions for pre-judgment interest, attorney’s fees and costs in an amount totaling approximately $1.7 million, which was accrued during the fourth quarter of 2007.  The court’s order also awarded the plaintiff post-judgment interest, of which the Company accrued approximately $0.2 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively.  On January 2, 2008, the Company filed an appeal of the verdict and the court’s order, and on September 25, 2008, it presented an oral argument before the 8th Circuit United States Court of Appeals seeking to overturn the verdict.  On October 1, 2009, the Court of Appeals entered an order affirming the decision of the District Court.  The total award in the amount of $5.1 million was paid on October 19, 2009.  On October 20, 2009, the Court issued its final mandate, effectively concluding the litigation.

16.	Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2009 and 2008:

	(in thousands, except per share amounts)
	2009
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$93,496	$92,384	$96,171	$100,316
Operating expenses and costs	95,130	92,980	97,670	103,194
Operating (loss)	(1,634)	(596)	(1,499)	(2,878)
Other expenses, net	862	710	616	635
(Loss) before income taxes	(2,496)	(1,306)	(2,115)	(3,513)
Income tax (benefit)	(616)	(158)	(477)	(1,001)
Net (loss)	$(1,880)	$(1,148)	$(1,638)	$(2,512)

Average shares outstanding (Basic)	10,213	10,230	10,249	10,275
Basic (loss) per share	$(0.18)	$(0.11)	$(0.16)	$(0.24)

Average shares outstanding (Diluted)	10,213	10,230	10,249	10,275
Diluted (loss) per share	$(0.18)	$(0.11)	$(0.16)	$(0.24)

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

None.

Item 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of December 31, 2009, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our management’s evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  In accordance with these controls and procedures, information is accumulated and communicated to management, including our CEO, as appropriate, to allow timely decisions regarding disclosures. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
USA Truck, Inc.

We have audited USA Truck, Inc. (a Delaware Corporation) and subsidiary, collectively, the “Company’s”, internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USA Truck, Inc. and subsidiary, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 16, 2010

Item 9B.                OTHER INFORMATION

There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2009.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Additional Information Regarding the Board of Directors – Biographical Information,” “Executive Officers” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee,” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 5, 2010, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

Our Code of Business Conduct and Ethics (“Code of Ethics”), which applies to all directors, officers and employees, and sets forth the conduct and ethics expected of all affiliates and employees of the Company, is available at our Internet address http://www.usa-truck.com, under the “Corporate Governance” tab of the “Investors” menu.  Any amendment to, or waivers of, any provision of the Code of Ethics that apply to our principal executive, financial and accounting officers, or persons performing similar functions, will be posted at that same location on our website.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for the annual meeting of stockholders to be held on May 5, 2010, set forth certain information with respect to the compensation of management and Directors and related matters and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 5, 2010, sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” of this annual report on Form 10-K, which sets forth certain information with respect to our equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Additional Information Regarding the Board of Directors – Board Meetings, Director Independence and Committees – Director Independence” in our proxy statement for the annual meeting of stockholders to be held on May 5, 2010, set forth certain information with respect to relations of and transactions by management and the independence of our directors and nominees for election as directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 5, 2010, sets forth certain information with respect to the fees billed by our independent registered public accounting firm and the nature of services rendered for such fees for each of the two most recent fiscal years and with respect to our Audit Committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a) The following documents are filed as a part of this report:	Page
1.	Financial statements.
	The following financial statements of the Company are included in Part II, Item 8 of this report:
	Consolidated Balance Sheets as of December 31, 2009 and 2008	37
	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	38
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	39
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	40
	Notes to Consolidated Financial Statements	41

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
	-USA Truck, Inc. Executive Team Incentive Plan (Exhibit 10.8)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ Clifton R. Beckham	By:	/s/ Darron R. Ming
	Clifton R. Beckham		Darron R. Ming
	President and Chief Executive Officer		Vice President, Finance and Chief Financial Officer

Date:	March 16, 2010	Date:	March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Powell
Robert M. Powell	Chairman of the Board and Director	March 16, 2010

/s/ Clifton R. Beckham
Clifton R. Beckham	President, Chief Executive Officer and Director	March 16, 2010

/s/ Darron R. Ming
Darron R. Ming	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 16, 2010

/s/ James B. Speed
James B. Speed	Director	March 16, 2010

/s/ Terry A. Elliott
Terry A. Elliott	Director	March 16, 2010

/s/ William H. Hanna
William H. Hanna	Director	March 16, 2010

/s/ Joe D. Powers
Joe D. Powers	Director	March 16, 2010

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	March 16, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit
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
4.03
Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

4.04	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).
4.05
Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

4.06
Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on June 2, 1997[the “Form 8-A/A”]).

4.07	Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).
10.1*	Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.6 to the Form S-1) terminated in 2002, except with respect to outstanding options.

Exhibit Number	Exhibit
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
10.7
Amended and Restated Senior Credit Facility dated September 1, 2005, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank and Regions Bank collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 8, 2005).

10.8	USA Truck, Inc. Executive Team Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 30, 2009).
21	The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the reporting fiscal year ending December 31, 2009.
23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract, compensatory plan or arrangement.
**Filed herewith.