Form 10-Q
period 2010-03-31
USA TRUCK INC
filed 2010-04-30
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No    X

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of April 28, 2010 is 10,511,180.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$828	$797
Accounts receivable:
Trade, less allowance for doubtful accounts of $478 in 2010 and $443 in 2009	43,312	37,018
Income tax receivable	10,163	10,498
Other	2,557	1,070
Inventories	1,663	1,541
Deferred income taxes	--	962
Prepaid expenses and other current assets	11,164	7,931
Total current assets	69,687	59,817

Property and equipment:
Land and structures	33,896	33,819
Revenue equipment	369,087	364,087
Service, office and other equipment	31,774	28,846
	434,757	426,752
Accumulated depreciation and amortization	(157,584)	(156,331)
	277,173	270,421
Other assets	462	462
Total assets	$347,322	$330,700

Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$4,628	$5,678
Trade accounts payable	15,617	9,847
Current portion of insurance and claims accruals	4,981	4,356
Accrued expenses	11,399	9,008
Note payable	679	1,015
Current maturities of long-term debt and capital leases	16,242	63,461
Deferred income taxes	45	--
Total current liabilities	53,591	93,365

Long-term debt and capital leases, less current maturities	101,079	39,116
Deferred income taxes	50,355	53,073
Insurance and claims accruals, less current portion	4,631	4,600

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; authorized 30,000,000 shares; issued 11,837,662 shares in 2010 and 11,834,285 shares in 2009	118	118
Additional paid-in capital	64,693	64,627
Retained earnings	94,527	97,523
Less treasury stock, at cost (1,328,500 shares in 2010 and 1,332,500 shares in 2009)	(21,610)	(21,661)
Accumulated other comprehensive loss	(62)	(61)
Total stockholders’ equity	137,666	140,546
Total liabilities and stockholders’ equity	$347,322	$330,700
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended
	March 31,
	2010	2009

Revenue:
Trucking revenue	$82,962	$79,992
Strategic Capacity Solutions revenue	6,264	2,849
Base revenue	89,226	82,841
Fuel surcharge revenue	16,408	10,655
Total revenue	105,634	93,496

Operating expenses and costs:
Salaries, wages and employee benefits	33,227	32,764
Fuel and fuel taxes	28,395	20,836
Purchased transportation	15,605	9,647
Depreciation and amortization	12,499	12,548
Operations and maintenance	7,664	7,430
Insurance and claims	6,070	5,637
Operating taxes and licenses	1,393	1,603
Communications and utilities	946	1,006
(Gain) loss on disposal of revenue equipment, net	(7)	19
Other	3,340	3,640
Total operating expenses and costs	109,132	95,130
Operating loss	(3,498)	(1,634)
Other expenses (income):
Interest expense	769	881
Other, net	51	(19)
Total other expenses, net	820	862
Loss before income taxes	(4,318)	(2,496)
Income tax benefit	(1,322)	(616)

Net loss	$(2,996)	$(1,880)

Per share information:
Average shares outstanding (Basic)	10,277	10,213
Basic loss per share	$(0.29)	$(0.18)

Average shares outstanding (Diluted)	10,277	10,213
Diluted loss per share	$(0.29)	$(0.18)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	Loss	Total
Balance at December 31, 2009	11,834	$118	$64,627	$97,523	$(21,661)	$(61)	$140,546
Exercise of stock options	--	--	--	--	--	--	--
Excess tax benefit on exercise of stock options	--	--	8	--	--	--	8
Stock-based compensation	--	--	109	--	--	--	109
Restricted stock award grant	3	--	--	--	--	--	--
Retirement of forfeited restricted stock	--	--	--	--	--	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(14)	--	--	--	--	--	(22)	(22)
Reclassification of derivative net losses to statement of operations, net of income tax of $13	--	--	--	--	--	21	21
Return of forfeited restricted stock upon termination of the 2003 Restricted Stock Award Plan	--	--	(51)	--	51	--	--
Net loss	--	--	--	(2,996)	--	--	(2,996)
Balance at March 31, 2010	11,837	$118	$64,693	$94,527	$(21,610)	$(62)	$137,666
   See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net loss	$(2,996)	$(1,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,499	12,548
Provision for doubtful accounts	45	59
Deferred income taxes	(1,711)	(150)
Stock-based compensation	109	112
(Gain) loss on disposal of revenue equipment, net	(7)	19
Changes in operating assets and liabilities:
Accounts receivable	(7,491)	(107)
Inventories and prepaid expenses	(3,355)	(1,850)
Trade accounts payable and accrued expenses	6,839	(2,764)
Insurance and claims accruals	656	(1,571)
Net cash provided by operating activities	4,588	4,416

Investing activities
Purchases of property and equipment	(22,160)	(10,578)
Proceeds from sale of property and equipment	4,237	933
Change in other assets	--	5
Net cash used in investing activities	(17,923)	(9,640)

Financing activities
Borrowings under long-term debt	38,694	22,685
Principal payments on long-term debt	(20,912)	(9,685)
Principal payments on capitalized lease obligations	(3,038)	(8,842)
Principal payments on note payable	(336)	(424)
Net (decrease) increase in bank drafts payable	(1,050)	1,808
Proceeds from exercise of stock options	--	39
Excess tax benefit from exercise of stock options	8	--
Net cash provided by financing activities	13,366	5,581

Increase in cash and cash equivalents	31	357
Cash and cash equivalents:
Beginning of period	797	1,541
End of period	$828	$1,898

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$753	$599
Income taxes	--	1,999
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	--	--
Purchases of revenue equipment included in accounts payable	1,321	--
See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,025,000 shares of Common Stock to directors, officers and other key employees.  On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.19 to $30.22 as of March 31, 2010.  At March 31, 2010, 440,488 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

Compensation cost recognized in the first three months of 2010 and 2009 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006.  The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period.  For the three month periods ended March 31, 2010 and 2009, we recognized approximately $0.06 million and approximately $0.03 million, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans.

On January 28, 2009, the Executive Compensation Committee of the Board of Directors of the Company approved the USA Truck, Inc. Executive Team Incentive Plan.  The Executive Team Incentive Plan consists of cash and equity incentive awards.  The cash incentives will be awarded upon the achievement of predetermined results in designated performance measurements, which will be identified by the Committee on an annual basis.  Executive Team Incentive Plan participants will be paid a cash percentage of their base salaries corresponding with the level of results achieved.  As determined by the Committee on an annual basis, Executive Team Incentive Plan participants are also eligible for an annual equity incentive award consisting of Company Common Stock, issued under the 2004 Equity Incentive Plan.  The equity incentive awards will consist of a combination of Restricted Stock Awards (“RSAs”) and Incentive Stock Options (“ISOs”).  The value of the equity award to each participant will be granted fifty percent in the form of RSAs and fifty percent in the form of ISOs, as defined.  To the extent options fail to qualify as “incentive stock options” under IRS regulations, they will be non-qualified stock options.  Annual awards approved by the Committee will be granted quarterly and will vest one-third each year on August 1, beginning the year following the year in which the shares are awarded.  On January 27, 2010, the Committee approved the granting of the annual award for 2010 under this plan.

The following grants were made in accordance with the terms of the Executive Team Incentive Plan in the years indicated:

Grant Date	Restricted Shares	Number of shares under options	Value (1)
2009:
February 2	5,196	12,482	$14.18
May 1	5,307	16,740	13.88
August 3	4,997	15,291	14.50
November 2	6,478	20,949	11.19
2010:
February 1	3,250	11,222	12.21

(1)	The shares were valued at the closing price of the Company’s Common Stock on the date of grant.

The table below sets forth the assumptions used to value stock options granted during the years indicated:

	2010	2009
Dividend yield	0%	0%
Expected volatility	32.8%	36.5 - 53.1%
Risk-free interest rate	1.6%	1.4%
Expected life (in years)	4.25	4.13 - 4.25

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

Information related to option activity for the three months ended March 31, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	201,446	$16.25
Granted	11,222	12.21
Exercised	(600)	11.47		$1,860
Cancelled/forfeited	(1,159)	13.08
Expired	(3,000)	19.62
Outstanding at March 31, 2010	207,909	$16.01	2.7	$438,428
Exercisable at March 31, 2010 (2)	81,500	$16.02	0.6	$201,822

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on March 31, 2010 (the last trading day of the quarter) was $16.16.

(2)	The fair value of options exercisable at March 31, 2010 was approximately $0.5 million.

       Information related to the weighted average fair value of stock option activity for the three months ended March 31, 2010 is as follows:

	Number of Shares Under Options	Weighted Average Fair Value
Nonvested options – December 31, 2009	117,096	$6.87
Granted	11,222	3.54
Forfeited	(1,159)	4.37
Vested	(750)	13.19
Nonvested options – March 31, 2010	126,409	$6.56

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of March 31, 2010 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.19	20,626	4.3	--
11.47	39,800	0.6	39,800
12.21	11,064	5.3	--
12.66	4,000	0.8	4,000
13.88	16,219	4.3	--
14.18	12,094	4.3	--
14.50	17,456	4.4	500
15.83	5,000	4.4	1,000
17.06	24,000	2.3	9,600
22.54	52,400	1.8	23,600
22.93	3,000	0.6	1,500
30.22	2,250	1.8	1,500
	207,909	2.7	81,500

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

The performance goal for 2008 was not met.  As a result, no compensation expense was recognized for the 14,000 shares that were to have vested on March 1, 2009, based on 2008 performance.  The shares remained outstanding until their scheduled vesting date of March 1, 2009, at which time their forfeiture became effective.  For financial statement purposes, the previously recorded expense in the amount of $0.2 million relating to the forfeited shares was recovered on December 31, 2008, the date on which it was determined that the achievement of the performance goal was not met.  Additionally, the performance goal for 2009 was not met, and as a result, no compensation expense was recognized for the 4,000 shares that were to have vested on March 1, 2010, based on 2009 performance.  For financial statement purposes, the previously recorded expense in the amount of $0.1 million relating to the forfeited shares was recovered on September 30, 2009, the date on which it was determined that the achievement of the performance goal would not be met.  As a result, such shares were recorded as treasury stock and are not included in the nonvested shares in the table below as of December 31, 2009.  Pursuant to the provisions of the Plan, any shares that remained in the Plan that were not subject to outstanding awards when the Plan terminated and any previously awarded shares that are forfeited after the Plan terminates are to be returned to Mr. Robert M. Powell, Chairman of the Board of Directors.  Accordingly, the 38,000 previously forfeited shares were returned to Mr. Powell on September 1, 2009.  The 4,000 shares which were deemed forfeited on September 30, 2009, were returned to Mr. Powell on March 1, 2010, the effective date of their forfeiture.

The compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount recognized is amortized over the vesting period.  For the three months ended March 31, 2010 and 2009, the compensation expense related to our restricted stock awards was approximately $0.04 million and $0.09 million, respectively, and is included in salaries, wages and employee benefits in the consolidated statement of operations.

        Information related to the 2003 Restricted Stock Award Plan for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2009	4,000	$27.66
Granted	--	--
Forfeited	--	--
Vested	--	--
Nonvested shares – March 31, 2010	4,000	$27.66

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

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the three months ended March 31, 2010, is as follows:

	Number of Shares	Weighted Average Fair Value
Nonvested shares – December 31, 2009	221,810	$12.24
Granted	3,250	12.21
Forfeited	(382)	13.16
Vested	--	--
Nonvested shares – March 31, 2010	224,678	$12.24

As of March 31, 2010, we had approximately $0.3 million and $2.2 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years for stock options and 6.1 years for restricted stock.

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period which ended January 24, 2010.  During the three months ended March 31, 2010, we did not repurchase any shares of our Common Stock under this authorization.  At January 24, 2010, when this repurchase authorization expired, it had 1,165,901 shares remaining.

On October 21, 2009, the Board of Directors of the Company approved an authorization for the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Subject to applicable timing and other legal requirements, repurchase under authorization may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the three months ended March 31, 2010, no shares of our Common Stock were repurchased and 2,000,000 shares remained available to be purchased under this authorization.

NOTE 5 – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. Our business is classified into the Trucking operating segment and the Strategic Capacity Solutions operating segment.  These two operating segments are aggregated into one segment for financial reporting purposes.  Trucking consists primarily of our General Freight and Dedicated Freight service offerings, as well as our Trailer-on-Flat-Car rail intermodal service offering.  We previously referred to our Freight Brokerage operations as our “Strategic Capacity Solutions” division.  We use “Strategic Capacity Solutions” to refer to the operating segment which consists primarily of our Freight Brokerage service offering and our Container-on-Flat-Car rail intermodal service offering.  These service offerings within the Strategic Capacity Solutions operating segment are intended to provide services that complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers of Strategic Capacity Solutions have also engaged us to provide services through one or more of our Trucking service offerings.  Our Strategic Capacity Solutions operating segment, while making significant contributions to our business, represents a relatively minor portion of our revenue, generating approximately 7.0% and 3.4% of our total base revenue for the three months ended March 31, 2010 and 2009, respectively.  The operating segment into which our rail intermodal service offerings are classified depends on whether or not Company equipment is used in providing the service.  If Company equipment is used, those results are included in our Trucking operating segment (“Trailer-on-Flat-Car”).  If Company equipment is not used, those results are included in our Strategic Capacity Solutions operating segment (“Container-on-Flat-Car”).  For the three months ended March 31, 2010 and 2009, rail intermodal service offerings generated approximately 2.6% and 1.9% of total base revenue, respectively.

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

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

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

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement is being accounted for as a cash flow hedge, the fair value of this liability at March 31, 2010, was approximately $0.1 million and it is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 8 – COMPREHENSIVE LOSS

Comprehensive loss was comprised of net loss plus the market value adjustment on our interest rate swap that will expire on February 19, 2011, which is designated as a cash flow hedge.  Comprehensive loss consisted of the following components:

(in thousands)
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Net loss	$(2,996)	$(1,880)
Change in fair value of interest rate swap, net of income tax benefit of $(14) for the three months ended March 31, 2010, and net of income tax benefit of $(44) for the three months ended March 31, 2009	(22)	(71)
Reclassification of derivative net losses to statement of operations, net of income tax of $13 for the three months ended March 31, 2010, and net of income tax of $39 for the three months ended March 31, 2009	21	63
Total comprehensive loss	$(2,997)	$(1,888)

Fair Value Measurements

	(in thousands)
	Total Fair Value Assets (Liabilities) at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$(62)	$--	$(62)	$--

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

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	March 31,	December 31,
	2010	2009
Salaries, wages and employee benefits	$5,168	$3,966
Other (1)	6,231	5,042
Total accrued expenses	$11,399	$9,008

(1)	As of March 31, 2010 and December 31, 2009, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 10 – NOTE PAYABLE

At March 31, 2010 and December 31, 2009, we had an unsecured note payable of $0.7 million and $1.0 million, respectively.  The note, which is payable in monthly installments of principal and interest of approximately $114,400, is scheduled to mature on September 1, 2010, bearing interest at 3.4%.  The note payable is being used to finance a portion of the Company’s annual insurance premiums.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	March 31,	December 31,
	2010	2009
Revolving credit agreement (1)	$64,500	$46,718
Capitalized lease obligations (2)	52,821	55,859
	117,321	102,577
Less current maturities	(16,242)	(63,461)
Long-term debt and capital leases, less current maturities	$101,079	$39,116

(1)
Our Amended and Restated Senior Credit Facility provides for available borrowings of $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Facility.  At March 31, 2010, we had approximately $64.5 million in borrowings and $1.8 million in letters of credit outstanding, with $33.7 million available under the Facility.  The Facility is scheduled to mature on September 1, 2010.  The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than nine months prior to the maturity date, subject to certain conditions.  Accordingly, the Facility can be increased to $175.0 million at our option, with the additional availability provided by the current lenders, at their election, or by other lenders.  At this time, the Company does not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so.  The Facility bears variable interest based on the type of borrowing and on the agent bank’s prime rate, or federal funds rate plus a certain percentage, or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  The interest rate on our overnight borrowings under the Facility at March 31, 2010 was 3.25%.  The interest rate including all borrowings made under this facility at March 31, 2010 was 1.6%.  The interest rate on the Company’s borrowings under the facility for the three months ended March 31, 2010 was 1.7%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At March 31, 2010, the rate was 0.25% per annum.  The Facility is collateralized by revenue equipment having a net book value of $175.0 million at March 31, 2010, and all trade and other accounts receivable.  The Facility requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $133.9 million at March 31, 2010.  We were in compliance with these covenants at March 31, 2010.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  The carrying amount reported in the balance sheet for borrowings under the Facility approximates its fair value as the applicable interest rates fluctuate with changes in current market conditions.

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014. Accordingly, the outstanding balance under the old Facility has been reclassified from short-term to long-term at March 31, 2010.

Borrowings under the Credit Agreement are classified as either “base rate loans” or “LIBOR loans.”  Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.0%, based on the Company’s leverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  On a per annum basis, the Company must pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it must pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

(2)
Our capitalized lease obligations have various termination dates extending through March 2013 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 3.2% to 4.8% at March 31, 2010.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 12 – LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases with terms of 42 months.  At March 31, 2010, property and equipment included capitalized leases, which had capitalized costs of $73.1 million, accumulated amortization of $20.4 million and a net book value of $52.7 million.  At December 31, 2009, property and equipment included capitalized leases, which had capitalized costs of $72.8 million, accumulated amortization of $17.0 million and a net book value of $55.8 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $2.7 million for the three months ended March 31, 2010, and $3.2 million for the three months ended March 31, 2009.

We have entered into leases with lenders who participated in our Senior Credit Facility and participate in the Credit Agreement we entered into on April 19, 2010.  Those leases contain cross-default provisions with the Facility and the new Credit Agreement, which replaced that Facility.  We have also entered into leases with other lenders who do not participate in our Credit Agreement.  Multiple leases with lenders who do not participate in our Credit Agreement generally contain cross-default provisions.

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

As of March 31, 2010, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $12.1 million for the remainder of 2010, none of which is cancelable by us upon advance written notice.

NOTE 13 – INCOME TAXES

During the three months ended March 31, 2010 and 2009, our effective tax rates were 30.6% and 24.7%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2007, 2008 and 2009 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through March 31, 2010.

NOTE 14 – CHANGE IN ACCOUNTING ESTIMATE

Effective April 1, 2009, we changed our method of accounting for tires.  Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months, depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the three months ended March 31, 2010, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.5 million and on a net of tax basis of approximately $0.9 million ($0.09 per share).

NOTE 15 – (LOSS) EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net loss	$(2,996)	$(1,880)
Denominator:
Denominator for basic loss per share – weighted average shares	10,277	10,213
Effect of dilutive securities:
Employee stock options	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	10,277	10,213
Basic loss per share	$(0.29)	$(0.18)
Diluted loss per share	$(0.29)	$(0.18)
Weighted average anti-dilutive employee stock options	156	113

NOTE 16 – LITIGATION

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

NOTE 17 – SUBSEQUENT EVENTS

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014. Accordingly, the outstanding balance under the old Facility has been reclassified from short-term to long-term at March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally may be identified by their use of terms or phrases such as “expects,” “estimates,” “anticipates,” “projects,” “believes,” “plans,” “intends,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future,” and terms or phrases of similar substance.  Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Accordingly, actual results may differ from those set forth in the forward-looking statements.  Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors” in Item 1A of that report and updates, if any, to that information are included in Item 1A of Part II of this report.  We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Substantially all of our base revenue from both operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the three months ended March 31, 2010 and 2009, Trucking base revenue represented 93.0% and 96.6% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions.

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

Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight typically remaining in a trailer or special container throughout the trip.  Our rail intermodal service offerings involve transporting, or arranging the transportation of, freight to a third party who uses a different mode of transportation, specifically rail, to complete the intermediate portion of the shipment.  For the three months ended March 31, 2010 and 2009, rail intermodal service offerings generated approximately 2.6% and 1.9%, respectively, of total base revenue.

Results of Operations

Executive Overview

Industry conditions, while still challenging, have improved.  That improvement helped us make meaningful progress this quarter in pursuit of our VEVA (Vision for Economic Value Added) strategic plan; and, despite the earnings headwinds posed by surging diesel fuel prices and severe winter weather, we also experienced improved operational performance.

Our business model has been fundamentally repositioned as the key initiatives supporting the VEVA plan are attained.

•	Our organizational structure, non-driver headcount, depth of talent, cost structure, overall safety program and technology platforms have improved immensely over the past two years.

•
The diversification of our service offerings is gaining traction.  Base revenue from Freight Brokerage services grew 133.9% to $6.2 million, and Intermodal base revenue (Trailer-on-Flat-Car and Container-on-Flat-Car) grew 44.8% to $2.3 million.  These services, representing 9.6% of our base revenue during the quarter, are making more significant contributions to our results today than ever before.  Our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services are also gaining traction.  During the quarter, 16 of our top 25 customers by revenue utilized multiple services.

•
The most significant VEVA initiatives involve the complete makeover of our General Freight Trucking services, which accounted for 86.1% of our base revenue during the quarter.  The focus of the makeover is our Spider Web freight network, which is designed to optimize lane density and pricing within a specific mix of traffic lanes.  The Spider Web design was completed and introduced during the third quarter of 2009.  Our progress since then has been promising.

o
Only 33.8% of our loads moved in Spider Web lanes during the first half of 2009.  That number increased slightly to 35.0% during the fourth quarter of 2009.  However, we have focused intensely on winning Spider Web lane volume during the current customer freight bidding season.  To support our strategy, we developed proprietary pricing software and implemented a more effective process to price customer bids.  While we have only received the results on a handful of the approximately 100 bids in which we have participated since late 2009, we have been very pleased with our success, as our Spider Web compliance rate improved to 38.1% during the first quarter and is above 40% in April.

o
The effects of that Spider Web freight are evident in our operational data.  Our length-of-haul declined 13.1% to 566 miles this quarter, and our revenue per loaded mile increased 2.4% to $1.50, the highest in our history.

Over the past few years, we have spent a tremendous amount of time and effort to redefine our business model and reposition ourselves in the industry.  All of our time and resources are now focused squarely on operational execution, and we are beginning to see results.

•	We experienced the highest load count in our history during the quarter which drove our Velocity (loads per truck per week) to a new high of 3.24 turns.

•
Tractor utilization, as measured by miles per truck per week, improved slightly (1.5% to 2,040 miles), but remains too low.  We expect utilization to continue improving as we build density in Spider Web lanes.

•
Empty miles as a percentage of total miles improved 1.3 percentage points.  Coupled with our elevated base revenue per loaded mile, the lower empty mile factor helped push our base revenue per total mile up 3.9% to $1.35, another all-time Company high.

•
We have internally developed several technology tools and measurements to aid our operating personnel in the daily execution of their job functions and we continue to work closely with our people to improve their performance capabilities.  We have divided our Trucking operations into nine geographic regions, and several of them produced at a seven to eleven percent operating margin during March.  Our most profitable regions have the highest rates of Spider Web lane compliance.

Overall, our base revenue from all services grew 7.7% during the quarter despite a slightly smaller tractor fleet.  Unfortunately, our model is not yet strong enough to withstand the combination of seasonal low freight volumes and the exogenous impact to our cost structure brought on by steadily increasing fuel prices and the most severe winter weather in recent years.

•
Fuel prices increased steadily throughout the quarter.  Our cost per gallon, net of fuel surcharge recoveries, increased 20.6%.  The surcharge is designed to approximately offset increases above an agreed-upon baseline price per gallon.  However, because our fuel surcharge recovery lags behind changes in actual diesel prices, we generally do not recover the increased costs we are paying for fuel when actual prices are rising, as in the current quarter.  That, in addition to a nearly one percent reduction in miles per gallon caused by unusually cold weather, created a $0.14 per share increase in net fuel cost this quarter compared to the first quarter of 2009.

•
Severe winter weather also caused an increase in our accident frequencies beyond typical seasonality.  After several quarters of improving insurance and claims experience, we incurred a substantial increase during the first quarter of 2010, which we estimate cost approximately $0.06 per share.  Thus far in April, accident frequencies and related costs have decreased to expected levels.

The pattern of earnings throughout the quarter is indicative of both the weather’s impact and of our strategic progress.  We posted losses in January and February followed by earnings in March.  We believe that improving demand, tightening capacity and the maturation of our strategic plan combined to make March an inflection point for our performance.  As such, we are pleased to have this quarter in the rearview mirror and look forward to more operational progress in the quarters to come.

Our total debt increased approximately $14.4 million to $118.0 million at March 31, 2010 as compared to total debt of $103.6 million at December 31, 2009.  This increase in debt was a result of net capital expenditures of $17.9 million as we purchased 191 replacement tractors with engines that were manufactured before December 31, 2009, and we are obligated to purchase an additional 114 tractors, the majority of which will be purchased in the second quarter.  Any engine manufactured on or after January 1, 2010 must comply with the new emissions regulations and we anticipate these engines will cost significantly more to purchase and maintain.  Other than the 114 tractors described above, we do not have any contracts to purchase additional revenue equipment.  The operating results we achieve during the remainder of the year will determine the number of tractors and trailers we purchase during the remainder of 2010.  We expect our debt to decline throughout the second and third quarters as our capital expenditures decline and after receipt of an anticipated $10.2 million in income tax refunds.

On April 19, 2010, we entered into a new credit agreement with Branch Banking and Trust Company as the Administrative Agent.  The credit agreement is structured as a $100.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, will allow us to request an increase in the revolving credit facility of up to $75.0 million.  Borrowings under the credit agreement are classified as either “base rate loans” or “LIBOR loans.”  Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.0% based on our leverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the leverage ratio.  This credit agreement replaces our existing credit agreement, which was scheduled to expire on September 1, 2010.  The new credit agreement will expire on April 19, 2014.

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

Base revenue from our Strategic Capacity Solutions operating segment, consisting primarily of base revenue from our Freight Brokerage service offering, has fluctuated in recent periods.  This service does not involve the use of our tractors and trailers.  Therefore, an increase in this revenue tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense to decrease as a percentage of base revenue.  Likewise, a decrease in this revenue tends to cause those expenses to increase as a percentage of base revenue with a related increase in purchased transportation expense.  Since changes in Strategic Capacity Solutions revenue generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.  Base revenue from our Strategic Capacity Solutions operating segment increased approximately 119.9% for the three month period ended March 31, 2010, compared to the same period of the prior year.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated.  The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Operations and accompanying notes.

	Three Months Ended
	March 31,
	2010	2009
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	37.2	39.6
Fuel and fuel taxes (1)	14.7	12.6
Purchased transportation (2)	16.3	11.4
Depreciation and amortization	14.0	15.1
Operations and maintenance	8.6	9.0
Insurance and claims	6.8	6.8
Operating taxes and licenses	1.5	1.9
Communications and utilities	1.1	1.2
Gain on disposal of revenue equipment, net	--	--
Other	3.7	4.4
Total operating expenses and costs	103.9	102.0
Operating loss	(3.9)	(2.0)
Other expenses (income):
Interest expense	0.8	1.0
Other, net	0.1	--
Total other expenses, net	0.9	1.0
Loss before income taxes	(4.8)	(3.0)
Income tax benefit	(1.4)	(0.7)
Net loss	(3.4)%	(2.3)%

(1)	Net of fuel surcharge revenue from Trucking operations.

(2)	Net of fuel surcharge revenue from Strategic Capacity Solutions operations.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Results of Operations – Combined Services

Our base revenue increased 7.7% from $82.8 million to $89.2 million, for the reasons addressed in the Trucking and the Strategic Capacity Solutions sections below.

Net loss for all service offerings was $3.0 million for the three months ended March 31, 2010, as compared to a net loss of $1.9 million for the same period of 2009.

Overall, our operating ratio increased by 1.9 percentage points of base revenue to 103.9% because of the following factors:

•
Salaries, wages and employee benefits decreased by 2.4 percentage points of base revenue due in large part to a 61.8% increase in purchased transportation, a 3.9% increase in Trucking base revenue per mile and to a lesser extent a decrease of 11.4% in uncompensated miles (empty miles).  If we continue to increase our Strategic Capacity Solutions revenue, we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•
Fuel and fuel taxes increased by 2.1 percentage points of base revenue despite an improvement in our fuel surcharge recovery per gallon this quarter as compared to the same quarter of the prior year.  Fuel prices increased 32.7% per gallon and our fuel economy decreased 0.8% due in part to the harsh winter weather experienced in the first quarter of 2010.  During periods of rising fuel prices, a lag occurs between the timing of the fuel cost increases and the delayed recovery of fuel surcharge revenue.  This was partially offset by the above-mentioned increase in purchased transportation.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, the percentage of total miles driven by owner operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•
Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 4.9 percentage points of base revenue due primarily to a 127.3% increase in carrier expense associated with our Strategic Capacity Solutions’ revenue growth.  We expect this expense would continue to increase when compared to prior periods if we can achieve our long-term goals to increase the revenue of our Strategic Capacity Solutions operating segment to grow our owner-operator fleet.

•
Depreciation and amortization decreased 1.1 percentage points of base revenue due to the above-mentioned increase in Trucking base revenue per mile, a 1.5% increase in miles per tractor per week and an increase in the percentage of our fleet comprised of owner-operators.  Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions, and they are expected to increase with the introduction of the 2010 emission standards.  Depreciation and amortization expense may be affected in the future as original equipment manufacturers increase prices.

•
Operations and maintenance expense decreased 0.4 percentage points of base revenue primarily due to a 15.8% decrease in direct repair costs and the above-mentioned increase in Trucking base revenue per mile and purchased transportation.  This decrease was partially offset by a 40.9% increase in tolls and weight tickets.  For the three months ended March 31, 2010, the change in estimate effected by a change in principle relating to our method of accounting for tires, which became effective April 1, 2009, resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.5 million and on a net of tax basis of approximately $0.9 million ($0.09 per share).

•
Insurance and claims expense remained consistent as a percentage of base revenue as compared to the first quarter of 2009.  However, we experienced a substantial sequential increase in insurance and claims expense from the fourth quarter of 2009 primarily due to severe winter weather causing an increase in the frequency of accidents beyond the typical seasonal increase.  If we are able to continue to successfully execute our “War on Accidents” safety initiative we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•	Operating taxes and licenses expense decreased 0.4 percentage points of base revenue primarily due to a 2.5% decrease in Company-owned tractors.

•	Other expense decreased 0.7 percentage points of base revenue due to cost controls implemented in several areas of the Company and a reduction in software conversion costs.

•
Our effective tax rate increased from 24.7% in 2009 to 30.6% in 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

 Results of Operations – Trucking

Key Operating Statistics:
	Three Months Ended March 31,
	2010	2009
Total miles (in thousands) (1)	61,481	61,617
Empty mile factor (2)	10.2%	11.5%
Weighted average number of tractors (3)	2,344	2,386
Average miles per tractor per period	26,229	25,824
Average miles per tractor per week	2,040	2,009
Average miles per trip (4)	566	651
Base Trucking revenue per tractor per week	$2,753	$2,608
Number of tractors at end of period (3)	2,349	2,376
Operating ratio (5)	103.9%	102.0%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus owner-operator tractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base Revenue

Base revenue from Trucking increased by 3.7% to $83.0 million.  General Freight base revenue increased 3.6%, Trailer-on-flat-car increased 60.9% and our Trucking base revenue per total mile increased 3.9%.  These increases were partially offset by a decrease in Dedicated Freight base revenue of 12.8%.

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 1.8%.  We reduced the weighted average size of the Company-owned tractor fleet by 2.5% to 2,172 tractors and grew our weighted average owner-operator fleet by 8.9% to 172 tractors.

We are committed to improving the pricing yield within our Trucking segment.  Consistent with that philosophy, our Velocity and Yield Management initiatives helped us reduce our average length-of-haul by 13.1% and increase our Trucking base revenue per mile by 3.9%.

Results of Operations – Strategic Capacity Solutions

Base revenue from Strategic Capacity Solutions increased 119.9% to $6.3 million from $2.8 million primarily due to an increase of 135.1% in our Freight Brokerage base revenue.  Base revenue from our Container-on-Flat-Car service offering decreased from $0.2 million to $0.1 million.  Overall, our Strategic Capacity Solutions base revenue growth can be attributed to our strategic focus on continuing to build our Freight Brokerage infrastructure by establishing and developing new branches across the United States and because of our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services.

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

Liquidity and Capital Resources

  The continued growth of our business has required significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Senior Credit Facility and capital lease purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under our Facility.  We use the Facility to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.  At March 31, 2010, we had approximately $33.7 million available under the Facility, and the Facility was scheduled to mature on September 1, 2010.

  On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014. Accordingly, the outstanding balance under the old Facility has been reclassified from short-term to long-term at March 31, 2010.  Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity.  We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months.  There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing and facility renewal will be available, if at all, in amounts required or on terms satisfactory to us.

  Our balance sheet debt, less cash, represents just 45.8% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 44.8% of our total debt and carry an average fixed rate of 3.76%.  Not only does that provide us with a natural hedge against London Interbank Offered Rate volatility, but it has also allowed for additional availability on our revolving credit line on which we could have borrowed up to an additional $33.7 million without violating any of our current financial covenants applicable to us on March 31, 2010 under our previous Facility.  The operating results we achieve during the remainder of the year will determine our capital expenditures for the remainder of 2010.

Cash Flows
	(in thousands)
	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$4,588	$4,416
Net cash used in investing activities	(17,923)	(9,640)
Net cash provided by financing activities	13,366	5,581

Cash generated from operations increased $1.5 million during the first quarter 2010 as compared to 2009, primarily due to the following factors:

•	A $9.6 million reduction of cash used in trade accounts payable and accrued expenses due to timing of carrier expense, annual registrations, and equipment purchases;

•	A $2.2 million increase in insurance and claims accruals due to timing of hospital and insurance claims;

•	An increase in net loss of $1.1 million;

•	A decrease in cash provided from accounts receivable of $7.4 million resulting from improved revenue for March;

•	An increase of $1.5 million in cash used for prepaids due primarily to our change in accounting for tires, and an increase in income taxes of $1.6 million.

Cash used in investing activities increased $8.3 million during the first quarter of 2010 as compared to 2009 due to an increase in net capital expenditures of $8.3 million.  The increase in the use of cash was due to an increase in revenue equipment purchases.  Our equipment purchasing increased due to the equipment trade cycle and the opportunity to purchase pre 2010 emission engines which allows us some time to gain a better understanding of the new emission technology in our application and network.

Cash provided by financing activities increased $7.8 million during the first quarter of 2010 as compared to 2009.  Of the $7.8 million increase, $4.8 million was due to a change in net borrowing on our Facility.  We borrowed a net amount of $17.8 million in 2010 compared to a $13.0 million net borrowing in 2009, primarily due to equipment purchases.  In addition, bank drafts payable decreased approximately $2.8 million primarily due to a difference in the timing of the payment of driver payroll.  During the year ended December 31, 2008, the Company leased revenue equipment in the approximate amount of $38.6 million compared to approximately $15.7 million for the year 2009.  During the three month period ended March 31, 2010, the Company has not entered into any leases for revenue equipment.  Accordingly, principal payments on capital leases were $5.8 million less for the three months ended March 31, 2010 as compared to the same period of 2009.

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

The Facility is collateralized by revenue equipment having a net book value of approximately $175.0 million at March 31, 2010, and all trade and other accounts receivable.  The Facility provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases no less than nine months prior to the maturity date, subject to certain conditions.  At this time, we do not anticipate the need to exercise the accordion feature or, if needed, we do not expect to encounter any difficulties in doing so. The maximum borrowing including the accordion feature may not exceed $175.0 million without the consent of the lenders.  At March 31, 2010, $64.5 million was outstanding under the Facility.

The Facility bears variable interest based on the type of borrowing and on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  For the three months ended March 31, 2010, the effective interest rate was 1.7%.  A quarterly commitment fee is payable on the unused credit line at a rate which is determined based on our attainment of certain financial ratios.  At March 31, 2010, the rate was 0.25% per annum.

The Facility contains various covenants, which require us to meet certain quarterly financial ratios and to maintain a minimum tangible net worth of approximately $133.9 million at March 31, 2010.  In the event we fail to cure an event of default, the loan can become immediately due and payable.  As of March 31, 2010, we were in compliance with the covenants.  We have entered into leases with lenders who participate in our Facility.  Those leases and the Facility contain cross-default provisions.  We have also entered into leases with other lenders who do not participate in the Facility.  Multiple leases with lenders who do not participate in our Facility generally contain cross-default provisions.

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent's prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders' commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014. Accordingly, the outstanding balance under the old Facility has been reclassified from short-term to long-term at March 31, 2010.

Borrowings under the Credit Agreement are classified as either “base rate loans” or “LIBOR loans.”  Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.0%, based on the Company’s leverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  On a per annum basis, the Company must pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it must pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

We have entered into leases with lenders who participate in our Senior Credit Facility and the Credit Agreement we entered into on April 19, 2010.  Those leases contain cross-default provisions with the Facility and the new Credit Agreement, which replaced that Facility.  We have also entered into leases with other lenders who do not participate in our Credit Agreement.  Multiple leases with lenders who do not participate in our Credit Agreement generally contain cross-default provisions.

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

Equity

At March 31, 2010, we had stockholders’ equity of $137.7 million and total debt including current maturities of $118.0 million, resulting in a total debt, less cash, to total capitalization ratio of 45.8% compared to 42.1% at December 31, 2009.

Purchases and Commitments

As of March 31, 2010, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $52.2 million for the remainder of 2010, approximately $50.6 million of which relates to revenue equipment acquisitions.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $1.6 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the three months ended March 31, 2010, we made $17.9 million of net capital expenditures, including $17.5 million for revenue equipment purchases and $0.4 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at March 31, 2010, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$64,500	$--	$--	$64,500	$--
Capital lease obligations (2)	55,862	17,901	35,572	2,389	--
Purchase obligations (3)	12,441	12,441	--	--	--
Rental obligations	3,185	972	1,150	743	320
Total	$135,988	$31,314	$36,722	$67,632	$320

(1)
Long-term debt obligations, excluding letters of credit in the amount of $1.8 million, consist of our recently consummated credit agreement, which matures on April 19, 2014. The primary purpose of this agreement is to provide working capital for the Company; however, the agreement is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources.  Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time.  Based on these factors, we have not included in this line item an estimate of future interest payments.

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014. Accordingly, the outstanding balance under the old Facility has been reclassified from short-term to long-term at March 31, 2010.

(2)	Includes interest payments not included in the balance sheet.

(3)	The purchase obligations amount represents commitments to purchase approximately $12.1 million of revenue equipment, none of which is cancelable by us upon advance written notice.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at March 31, 2010, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended March 31, 2010, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•
Prepaid tires.  Effective April 1, 2009, we changed our method of accounting for tires.  Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the three months ended March 31, 2010, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.5 million and on a net of tax basis of approximately $0.9 million  ($0.09 per share).

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

Interest Rate Risk.  We are exposed to interest rate risk primarily from our Amended and Restated Senior Credit Facility.  The Facility provides for borrowings that bear interest at variable rates based on the agent bank’s prime rate, the federal funds rate plus a certain percentage or the London Interbank Offered Rate plus a certain percentage.  At March 31, 2010, we had $64.5 million outstanding pursuant to our Facility including letters of credit of $1.8 million.  Assuming the outstanding balance at March 31, 2010 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Facility would increase our interest expense over a one-year period by approximately $0.6 million.

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

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Risk Factors” in Item 1A of that report.  Except as set forth below, we do not believe there have been any material changes in these risks during the three months ended March 31, 2010.

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

Our Credit Agreement and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with the covenant, restrictions, and requirements.  A default could result in the acceleration of all or part of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have a $100.0 million Credit Agreement with a group of banks and numerous other financing arrangements.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and various financial covenants.  Certain other financing arrangements contain certain restrictions and covenants, as well.  If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral, or impose significant fees and transaction costs.  If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (a) Recent unregistered sales of securities.

 None.

 (b) Use of proceeds from registered sales of securities.

 None.

 (c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 24, 2007, we publicly announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding Common Stock over a three-year period which ended January 24, 2010.  During the three months ended March 31, 2010, we did not repurchase any shares of our Common Stock under this authorization.  At January 24, 2010, when this repurchase authorization expired, it had 1,165,901 shares remaining.

On October 21, 2009, the Board of Directors of the Company approved an authorization for the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  We may make Common Stock purchases under this program on the open market or in privately negotiated transactions at prices determined by our Chairman of the Board or President. Subject to applicable timing and other legal requirements, repurchase under authorization may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the three months ended March 31, 2010, no shares of our Common Stock were repurchased and 2,000,000 shares remained available to be purchased under this authorization.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the first quarter of 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 24	--	$--	--	3,165,901
January 25 – January 31	--	--	--	2,000,000
February 1 – February 28	--	--	--	2,000,000
March 1 – March 31	--	--	--	2,000,000
Total	--	$--	--	2,000,000

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.     OTHER INFORMATION

   In the course of preparing this Quarterly Report on Form 10-Q, the Company discovered a reclassification entry was necessary in the consolidated statements of cash flows due to a timing difference arising from the payment of capital expenditures shortly after the end of the quarter, which the Company had previously recorded in the first quarter.  As a result of the reclassification, the Company's net cash provided by operating activities and capital expenditures, net, both as appearing in the Company's April 22, 2010, press release, should have been $4.588 million and $17.923 million, respectively, or each $1.321 million less.  All information in this Quarterly Report on Form 10-Q reflects the correct classification.

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

4.03
Amended and Restated Senior Credit Facility dated September 1, 2005, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank, BancorpSouth and Regions Bank collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 8, 2005).

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

USA Truck, Inc.
(Registrant)

Date:	April 30, 2010	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
President and Chief Executive Officer

Date:	April 30, 2010	By:	/s/ Darron R. Ming
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

4.03
Amended and Restated Senior Credit Facility dated September 1, 2005, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank, BancorpSouth and Regions Bank collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 8, 2005).

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