Form 10-Q
period 2010-06-30
USA TRUCK INC
filed 2010-07-30
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of July 28, 2010 is 10,491,526.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$3,021	$797
Accounts receivable:
Trade, less allowance for doubtful accounts of $477 in 2010 and $443 in 2009	45,789	37,018
Income tax receivable	--	10,498
Other	2,063	1,070
Inventories	1,858	1,541
Deferred income taxes	--	962
Prepaid expenses and other current assets	12,060	7,931
Total current assets	64,791	59,817

Property and equipment:
Land and structures	33,947	33,819
Revenue equipment	369,314	364,087
Service, office and other equipment	32,430	28,846
	435,691	426,752
Accumulated depreciation and amortization	(162,036)	(156,331)
	273,655	270,421
Other assets	471	462
Total assets	$338,917	$330,700

Liabilities and Stockholders’ Equity
Current liabilities:
Bank drafts payable	$4,640	$5,678
Trade accounts payable	14,545	9,847
Current portion of insurance and claims accruals	4,280	4,356
Accrued expenses	11,027	9,008
Note payable	341	1,015
Current maturities of long-term debt and capital leases	17,232	63,461
Deferred income taxes	623	--
Total current liabilities	52,688	93,365

Long-term debt and capital leases, less current maturities	92,042	39,116
Deferred income taxes	50,941	53,073
Insurance and claims accruals, less current portion	4,661	4,600

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; authorized 30,000,000 shares; issued 11,828,456 shares in 2010 and 11,834,285 shares in 2009	118	118
Additional paid-in capital	64,866	64,627
Retained earnings	95,427	97,523
Less treasury stock, at cost (1,339,330 shares in 2010 and 1,332,500 shares in 2009)	(21,783)	(21,661)
Accumulated other comprehensive loss	(43)	(61)
Total stockholders’ equity	138,585	140,546
Total liabilities and stockholders’ equity	$338,917	$330,700
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
Trucking revenue	$83,620	$76,291	$164,310	$154,871
Strategic Capacity Solutions revenue	8,502	3,135	14,713	5,790
Intermodal revenue	2,760	1,794	5,085	3,400
Base revenue	94,882	81,220	184,108	164,061
Fuel surcharge revenue	18,791	11,164	35,198	21,820
Total revenue	113,673	92,384	219,306	185,881

Operating expenses and costs:
Salaries, wages and employee benefits	32,082	30,984	65,309	63,748
Fuel and fuel taxes	27,217	21,562	55,612	42,398
Purchased transportation	18,995	10,556	34,600	20,203
Depreciation and amortization	12,135	12,191	24,634	24,740
Operations and maintenance	8,304	6,183	15,968	13,612
Insurance and claims	5,525	5,555	11,596	11,192
Operating taxes and licenses	1,411	1,455	2,804	3,058
Communications and utilities	1,019	949	1,965	1,955
Gain on disposal of revenue equipment, net	(36)	(20)	(43)	(1)
Other	3,983	3,565	7,322	7,205
Total operating expenses and costs	110,635	92,980	219,767	188,110
Operating income (loss)	3,038	(596)	(461)	(2,229)

Other expenses (income):
Interest expense	944	726	1,713	1,606
Other, net	127	(16)	178	(35)
Total other expenses, net	1,071	710	1,891	1,571
Income (loss) before income taxes	1,967	(1,306)	(2,352)	(3,800)
Income tax expense (benefit)	1,067	(158)	(256)	(772)

Net income (loss)	$900	$(1,148)	$(2,096)	$(3,028)

Net earnings (loss) per share information:
Average shares outstanding (Basic)	10,293	10,230	10,287	10,222
Basic earnings (loss) per share	$0.09	$(0.11)	$(0.20)	$(0.30)

Average shares outstanding (Diluted)	10,320	10,230	10,287	10,222
Diluted earnings (loss) per share	$0.09	$(0.11)	$(0.20)	$(0.30)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	Loss	Total
Balance at December 31, 2009	11,834	$118	$64,627	$97,523	$(21,661)	$(61)	$140,546
Exercise of stock options	16	--	154	--	--	--	154
Excess tax benefit on exercise of stock options	--	--	8	--	--	--	8
Stock-based compensation	--	--	(45)	--	--	--	(45)
Restricted stock award grant	5	--	--	--	--	--	--
Retirement of forfeited restricted stock	(27)	--	208	--	(208)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(14)	--	--	--	--	--	(22)	(22)
Reclassification of derivative net losses to statement of operations, net of income tax of $25	--	--	--	--	--	40	40
Return of forfeited restricted stock	--	--	(86)	--	86	--	--
Net loss	--	--	--	(2,096)	--	--	(2,096)
Balance at June 30, 2010	11,828	$118	$64,866	$95,427	$(21,783)	$(43)	$138,585

                 See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net loss	$(2,096)	$(3,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,634	24,740
Provision for doubtful accounts	115	143
Deferred income taxes	(547)	2,377
Stock-based compensation	(45)	294
Gain on disposal of revenue equipment, net	(43)	(1)
Changes in operating assets and liabilities:
Accounts receivable	619	(2,616)
Inventories and prepaid expenses	(4,446)	(1,653)
Trade accounts payable and accrued expenses	6,735	3,360
Insurance and claims accruals	(15)	(1,982)
Net cash provided by operating activities	24,911	21,634

Investing activities
Purchases of property and equipment	(30,250)	(16,576)
Proceeds from sale of property and equipment	7,292	3,658
Change in other assets	(9)	(18)
Net cash used in investing activities	(22,967)	(12,936)

Financing activities
Borrowings under long-term debt	47,783	28,334
Principal payments on long-term debt	(38,201)	(26,035)
Principal payments on capitalized lease obligations	(7,752)	(11,579)
Principal payments on note payable	(674)	(1,285)
Net (decrease) increase in bank drafts payable	(1,038)	2,431
Proceeds from exercise of stock options	154	293
Excess tax benefit from exercise of stock options	8	--
Net cash provided by (used in) financing activities	280	(7,841)

Increase in cash and cash equivalents	2,224	857
Cash and cash equivalents:
Beginning of period	797	1,541
End of period	$3,021	$2,398

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,596	$1,663
Income taxes	--	2,048
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	4,867	--

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Revenue generated by our Strategic Capacity Solutions and Intermodal operating segments is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs because we have responsibility for billing and collecting such revenue.

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

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,050,000 shares of Common Stock to directors, officers and other key employees.  On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the Annual Meeting of Stockholders in 2005 and will end with the Annual Meeting of Stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.19 to $30.22 as of June 30, 2010.  At June 30, 2010, 529,760 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

Compensation cost recognized in the first six months of 2010 and 2009 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006.  The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period.  The stock-based compensation (credit) expense that was recognized related to incentive and nonqualified stock options granted under our plans for the three and six month periods ended June 30, 2010, was approximately ($0.02) million and $0.04 million, respectively.  For the three and six month periods ended June 30, 2009, we recognized approximately $0.07 million and $0.11 million, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans.

On January 28, 2009, the Executive Compensation Committee of the Board of Directors of the Company approved the USA Truck, Inc. Executive Team Incentive Plan.  The Executive Team Incentive Plan consists of cash and equity incentive awards.  The cash incentives will be awarded upon the achievement of predetermined results in designated performance measurements, which will be identified by the Committee on an annual basis.  Executive Team Incentive Plan participants will be paid a cash percentage of their base salaries corresponding with the level of results achieved.  As determined by the Committee on an annual basis, Executive Team Incentive Plan participants are also eligible for an annual equity incentive award consisting of Company Common Stock, issued under the 2004 Equity Incentive Plan.  The equity incentive awards will consist of a combination of Restricted Stock Awards (“RSAs”) and Incentive Stock Options (“ISOs”).  The value of the equity award to each participant will be granted fifty percent in the form of RSAs and fifty percent in the form of ISOs, as defined.  To the extent options fail to qualify as “incentive stock options” under IRS regulations, they will be nonqualified stock options.  Annual awards approved by the Committee will be granted quarterly and will vest one-third each year on August 1, beginning the year following the year in which the shares are awarded.  On January 27, 2010, the Committee approved the granting of the annual awards for 2010 under this plan.

The table below sets forth the assumptions used to value stock options granted during the years indicated:

	2010	2009
Dividend yield	0%	0%
Expected volatility	32.8 - 34.1%	36.5 - 53.1%
Risk-free interest rate	2.0 – 2.1%	1.4%
Expected life (in years)	4.21 - 4.25	4.13 - 4.25

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

Information related to option activity for the six months ended June 30, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	201,446	$16.25
Granted	18,117	14.63
Exercised	(20,600)	11.47		$126,266
Cancelled/forfeited	(24,286)	16.07
Expired	(26,300)	20.22
Outstanding at June 30, 2010	148,377	$16.04	3.0	$296,361
Exercisable at June 30, 2010	51,500	$17.55	1.0	$93,060

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on June 30, 2010 (the last trading day of the quarter), was $16.12.

Information related to the weighted average fair value of stock option activity for the six months ended June 30, 2010 is as follows:

	Number of Shares Under Options	Weighted Average Exercise Price
Nonvested options – December 31, 2009	117,096	$16.43
Granted	18,117	14.63
Forfeited	(24,286)	16.07
Vested	(14,050)	22.99
Nonvested options – June 30, 2010	96,877	15.24

The exercise price, number, weighted average remaining contractual life of options outstanding and the number of options exercisable as of June 30, 2010 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.19	17,876	4.1	--
11.47	16,800	0.9	16,800
12.21	9,712	5.1	--
12.66	4,000	0.6	4,000
13.88	14,057	4.1	--
14.18	10,482	4.1	--
14.50	15,448	4.1	500
15.83	5,000	4.1	1,000
17.06	11,400	1.7	6,000
18.58	6,052	5.1	--
22.54	33,800	2.1	20,200
22.93	1,500	0.8	1,500
30.22	2,250	1.6	1,500
	148,377	3.0	51,500

The 2003 Restricted Stock Award Plan, which terminated on August 31, 2009, allowed the Company to issue up to 150,000 shares of Common Stock as awards of restricted stock to its officers, 100,000 shares of which had been awarded.  The Chairman of the Board contributed 100,000 shares of his Common Stock to the Company for purposes of issuance under the 2003 Restricted Stock Award Plan.  Shares issued as restricted stock awards under the 2003 Restricted Stock Award Plan consisted solely of shares of Common Stock contributed to the Company by its Chairman of the Board.  Awards under the 2003 Restricted Stock Award Plan vested over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as set by the Board of Directors based on criteria set forth in the 2003 Restricted Stock Award Plan.  Currently, the performance goals require the attainment of an annual retained earnings growth rate of 10.0% in order for the shares to qualify for full vesting (with 50.0% vesting if a 9.0% growth rate is achieved).  The fair value of the 100,000 shares of Common Stock subject to the awards previously granted is being amortized over the vesting period as compensation expense based on management’s assessment as to whether achievement of the performance goals is probable.  To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the nonvested and forfeited shares will be reversed.

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

Pursuant to the provisions of the Plan, any shares that remained in the Plan that were not subject to outstanding awards when the Plan terminated and any previously awarded shares that are forfeited after the Plan terminates are to be returned to Mr. Robert M. Powell, Chairman of the Board of Directors.  Accordingly, the 4,000 shares which were deemed forfeited on September 30, 2009, were returned to Mr. Powell on March 1, 2010, the effective date of their forfeiture.  Due to the termination of the employment of an officer of the Company during the quarter, 2,000 shares were forfeited resulting in the recovery of the previously recorded expense in the amount of approximately $0.05 million and returned to Mr. Powell.  Also during the quarter, it was determined that the achievement of the performance goal for 2010 would not be met and therefore, the remaining 2,000 shares were deemed forfeited and recorded as treasury stock.  For financial statement purposes, the previously recorded expense in the amount of $0.05 million relating to the forfeited shares was recovered during the quarter.  These 2,000 shares will remain outstanding until their scheduled vesting date of March 1, 2011, at which time their forfeiture will become effective.

The compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount recognized is amortized over the vesting period.  The stock-based compensation (credit) expense that was recognized related to restricted stock awards granted under our plans for the three and six month periods ended June 30, 2010, was approximately ($0.13) million and ($0.09) million, respectively.  For the three and six months ended June 30, 2009, the compensation expense related to our restricted stock awards was approximately $0.11 million and $0.20 million, respectively.  Compensation expense is included in salaries, wages and employee benefits in the consolidated statement of operations.

Information related to the 2003 Restricted Stock Award Plan for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2009	4,000	$27.66
Granted	--	--
Forfeited	(2,000)	27.66
Vested	--	--
Nonvested shares – June 30, 2010	2,000	$27.66

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date.  Each officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of defined retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares which fail to vest as a result of the Company’s failure to attain a performance goal will forfeit and result in the reversal of the related expense.  These forfeited shares will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that Plan until that Plan expires in 2014.  Due to the termination of the employment of an officer of the Company during the quarter, 26,119 shares were forfeited resulting in the recovery of the previously recorded expense in the amount of approximately $0.08 million and were returned to the 2004 Equity Incentive Plan.  During the quarter, management determined that the performance criteria will not be met for the 8,830 shares that were to vest on April 1, 2011, therefore these shares were deemed forfeited.  The shares will remain outstanding until their scheduled vesting date of April 1, 2011, at which time their forfeiture will become effective and the shares will revert to the 2004 Equity Incentive Plan.  The previously recorded expense in the amount of approximately $0.07 million was reversed at June 30, 2010.

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the six months ended June 30, 2010, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2009	221,810	$12.24
Granted	5,355	14.71
Forfeited	(27,227)	12.33
Vested	--	--
Nonvested shares – June 30, 2010	199,938	$12.30

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

As of June 30, 2010, we had approximately $0.2 million and $1.7 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 1.7 years for stock options and 6.2 years for restricted stock.

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the six months ended June 30, 2010, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

NOTE 5 – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. Our business is classified into three operating segments:  our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings; our Strategic Capacity Solutions operating segment consisting entirely of our freight brokerage service offering; and our rail Intermodal operating segment.  We previously included the results of our freight brokerage and Container-on-Flat-Car (“COFC”) portion of our rail Intermodal service offering in our Strategic Capacity Solutions operating segment.  The Trailer-on-Flat-Car (“TOFC”) portion of our rail Intermodal service offering was classified within our Trucking operating segment.  COFC and TOFC are now combined and reported as Intermodal and brokerage is now reported as Strategic Capacity Solutions.  Strategic Capacity Solutions and Intermodal are reported as separate operating segments.  These three operating segments are aggregated into one segment for financial reporting purposes.

Our Strategic Capacity Solutions and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our Strategic Capacity Solutions and Intermodal services are also customers of our Trucking operating segment.  Both our Strategic Capacity Solutions and Intermodal operating segments, while making significant contributions to our business, represent a relatively small portion of our revenue.  For the three and six months ended June 30, 2010, our Strategic Capacity Solutions operating segment generated approximately 9.0% and 8.0% of our total base revenue, respectively, while our Intermodal operating segment generated approximately 2.9% and 2.8% of our total base revenue, respectively, for the same period.  For the three months ended June 30, 2009, our Strategic Capacity Solutions and Intermodal operating segments generated approximately 3.9% and 2.2% of total base revenue, respectively.  For the six months ended June 30, 2009, our Strategic Capacity Solutions and Intermodal operating segments generated approximately 3.5% and 2.1% of total base revenue, respectively.

Our decision to aggregate our three operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of our service offerings and our centralized internal management structure.  Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics include, for example, revenue per mile and miles per tractor per week.  While the operations of our Strategic Capacity Solutions operating segment do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

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

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement is being accounted for as a cash flow hedge, the fair value of this liability at June 30, 2010, was approximately $0.09 million and it is included in accrued expenses in the accompanying consolidated balance sheet.

On May 25, 2010, we entered into a contract to hedge approximately 0.5 million gallons of diesel fuel per month for the time period of July 2010 through June 2012.  Under this agreement, we pay a fixed rate per gallon of heating oil and receive the monthly average price of NYMEX HO heating oil.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel as prices for both generally move in similar directions.

On June 28, 2010, the Company sold its contract related to the forecasted purchase of diesel fuel for the time period of July 2010 through June 2012 to lock in related gains.  The purchase contract had not been designated as a hedge; therefore, the related gain was recorded as a reduction in fuel expense of approximately $1.2 million on a pre-tax basis and on a net of tax basis of approximately $0.7 million or $0.07 per share.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net loss plus the market value adjustment on our interest rate swap that will expire on February 19, 2011, which is designated as a cash flow hedge.  Comprehensive income (loss) consisted of the following components:

(in thousands)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss)	$900	$(1,148)	$(2,096)	$(3,028)
Change in fair value of interest rate swap, with no effect on income taxes for the three months ended June 30, 2010 and net of income tax of $1 for the three months ended June 30, 2009, and net of income tax benefit of $(14) for the six months ended June 30, 2010 and $(44) for the six months ended June 30, 2009	(1)	1	(22)	(70)
Reclassification of derivative net losses to statement of operations, net of income tax of $12 for the three months ended June 30, 2010 and $9 for the three months ended June 30, 2009, and net of income tax of $25 for the six months ended June 30, 2010 and $48 for the six months ended June 30, 2009	19	14	40	77
Total comprehensive income (loss)	$918	$(1,133)	$(2,078)	(3,021)

Fair Value Measurements

	(in thousands)
	Total Fair Value Assets (Liabilities) at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$(43)	$--	$(43)	$--

The fair value of derivatives, consisting entirely of interest rate swaps as discussed above, is calculated using proprietary models utilizing observable inputs as well as future assumptions related to interest rates and other applicable variables.  These calculations are performed by the financial institutions that are counterparties to the applicable swap agreements and reported to the Company on a monthly basis.  The Company uses these reported fair values to adjust the asset or liability as appropriate.  The Company evaluates the reasonableness of the calculations by comparing the yield curve from other sources for the applicable period.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	June 30,	December 31,
	2010	2009
Salaries, wages and employee benefits	$5,234	$3,966
Other (1)	5,793	5,042
Total accrued expenses	$11,027	$9,008

(1)	As of June 30, 2010 and December 31, 2009, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 10 – NOTE PAYABLE

At June 30, 2010 and December 31, 2009, we had an unsecured note payable of $0.3 million and $1.0 million, respectively.  The note, which is payable in monthly installments of principal and interest of approximately $114,400, is scheduled to mature on September 1, 2010, and bears an interest rate of 3.4%.  The note payable is being used to finance a portion of the Company’s annual insurance premiums.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	June 30,	December 31,
	2010	2009
Revolving credit agreement (1)	$56,300	$46,718
Capitalized lease obligations (2)	52,974	55,859
	109,274	102,577
Less current maturities	(17,232)	(63,461)
Long-term debt and capital leases, less current maturities	$92,042	$39,116

(1)
On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility scheduled to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not to exceed $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014.

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

The interest rate on our overnight borrowings under the Credit Agreement at June 30, 2010 was 3.5%.  The interest rate including all borrowings made under the Credit Agreement at June 30, 2010 was 3.0%.  The interest rate on the Company’s borrowings under the agreements for the six months ended June 30, 2010 was 2.3%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At June 30, 2010, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $177.0 million at June 30, 2010, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $105.8 million at June 30, 2010.  We were in compliance with these covenants at June 30, 2010.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company recently refinanced its debt in April 2010, the borrowings under the Credit Agreement approximate its fair value.

(2)
Our capitalized lease obligations have various termination dates extending through March 2013 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 3.2% to 4.8% at June 30, 2010.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 12 – LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases with terms of 42 or 45 months.  At June 30, 2010, property and equipment included capitalized leases, which had capitalized costs of $73.9 million, accumulated amortization of $20.9 million and a net book value of $53.0 million.  At December 31, 2009, property and equipment included capitalized leases, which had capitalized costs of $72.8 million, accumulated amortization of $17.0 million and a net book value of $55.8 million. Amortization of leased assets is included in depreciation and amortization expense and totaled $5.7 million for the six months ended June 30, 2010, and $5.9 million for the six months ended June 30, 2009.

We have entered into leases with lenders who participated in our Amended and Restated Senior Credit Facility and who participate in the Credit Agreement we entered into on April 19, 2010.  Those leases contain cross-default provisions with the Facility and the new Credit Agreement, which replaced that Facility.  We have also entered into leases with other lenders who do not participate in our Credit Agreement.  Multiple leases with lenders who do not participate in our Credit Agreement generally contain cross-default provisions.

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

As of June 30, 2010, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $1.5 million for the remainder of 2010, none of which is cancelable by us upon advance written notice.

NOTE 13 – INCOME TAXES

During the three months ended June 30, 2010 and 2009, our effective tax rates were 54.2% and 12.1%, respectively.  During the six months ended June 30, 2010 and 2009, our effective tax rates were 10.9% and 20.3%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2007, 2008 and 2009 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through June 30, 2010.

NOTE 14 – CHANGE IN ACCOUNTING ESTIMATE

Effective April 1, 2009, we changed our method of accounting for tires.  Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months, depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the three and six months ended June 30, 2010, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.8 million and $2.7 million, respectively, and on a net of tax basis of approximately $1.1 million ($0.11 per share) and $1.7 million ($0.16 per share), respectively.  For the three and six month periods ended June 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.4 million and on a net of tax basis of approximately $0.9 million ($0.08 per share).

NOTE 15 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings (loss) per share is computed by adjusting the weighted average number of shares of Common Stock outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.  The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on loss per share.  The Company is correcting the Diluted share count for the quarter ended June 30, 2010 to 10,320 from 10,405 (in thousands) noted in the Company’s second quarter earnings release.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$900	$(1,148)	$(2,096)	$(3,028)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	10,293	10,230	10,287	10,222
Effect of dilutive securities:
Employee stock options and restricted stock	27	--	--	--
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	10,320	10,230	10,287	10,222
Basic earnings (loss) per share	$0.09	$(0.11)	$(0.20)	$(0.30)
Diluted earnings (loss) per share	$0.09	$(0.11)	$(0.20)	$(0.30)
Weighted average anti-dilutive employee stock options and restricted stock	95	116	128	112

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

We operate in the for-hire truckload segment of the trucking industry.  Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery.  Our business is classified into three operating segments:  our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings; our Strategic Capacity Solutions operating segment consisting entirely of our freight brokerage service offering; and our rail Intermodal operating segment.  We previously included the results of our freight brokerage and Container-on-Flat-Car (“COFC”) portion of our rail Intermodal service offering in our Strategic Capacity Solutions operating segment.  The Trailer-on-Flat-Car (“TOFC”) portion of our rail Intermodal service offering was classified within our Trucking operating segment.  COFC and TOFC are now combined and reported as Intermodal and brokerage is now reported as Strategic Capacity Solutions.  Strategic Capacity Solutions and Intermodal are reported as separate operating segments.  These three operating segments are aggregated into one segment for financial reporting purposes.

Our Strategic Capacity Solutions and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our Strategic Capacity Solutions and Intermodal services are also customers of our Trucking operating segment.  Both our Strategic Capacity Solutions and Intermodal operating segments, while making significant contributions to our business, represents a relatively small portion of our revenue.

Substantially all of our base revenue from the three operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the three and six months ended June 30, 2010, Trucking base revenue represented 88.1% and 89.2% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions and Intermodal.  For the three and six months ended June 30, 2009, Trucking base revenue represented 93.9% and 94.4% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions and Intermodal.

We generally charge customers for our services on a per-mile basis.  The expenses which have a major impact on our profitability are the variable costs of transporting freight for our customers.  The variable costs include fuel expense, insurance and claims and driver-related expenses, such as wages and benefits.

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

Strategic Capacity Solutions. Our Strategic Capacity Solutions consists entirely of our freight brokerage service offering which matches customer shipments with available equipment of authorized carriers.

Intermodal.  Our rail Intermodal service offering provides our customers cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.

Results of Operations

Executive Overview

We made solid year-over-year progress this quarter and dramatically improved our performance sequentially from the first quarter this year.  Through disciplined execution of our long-term strategic plan, VEVA (Vision for Economic Value Added), and aided by an improving operating environment and the sale of a fuel contract, we achieved our near-term goal of returning to profitability by the second quarter 2010.

Our employees, particularly our professional drivers, have faced many challenges over the past two years, and we are deeply proud of the work ethic and resilience they have displayed in our return to profitability.  Through their efforts, we posted year-over-year improvements in practically every area of our operations including miles per tractor per week (+4.3%), Trucking base revenue per total mile (+6.1%), Spider Web lane compliance (+12.0 percentage points), empty mile factor (down 11.3%), insurance and claims expense (down 100 basis points), Strategic Capacity Solutions base revenue (+171.2%) and Intermodal base revenue (+53.8%).

Though improved year-over-year, our tractor utilization (miles per tractor per week) remains below our expectations.  The single largest contributor to our utilization shortfall was our unmanned tractor count (6.5% of the fleet during the quarter) resulting from a substantially tighter market for hiring qualified drivers.  Also hampering utilization were an overall lack of lane density that often positioned our tractors in the wrong markets, and excessive freight volumes in the Northeast U.S. where maintaining high tractor utilization is inherently difficult.  Between enhancing our recruiting and retention efforts and continuing to build Spider Web lane compliance, we expect continued utilization improvement if the freight markets maintain an upward trend.

Our tractors and trailers are still young by industry standards (2.4 and 5.4 years, respectively), but have higher mileage than we prefer.  The result is our maintenance costs per mile increased by approximately 100 basis points year-over-year.  Also, after several years of improving fuel economy, we are now experiencing year-over-year declines due to the higher mileage on this equipment.

While our Trucking base revenue per mile has steadily improved over the past few years, we are still below the targets we have established for our freight network.  Several years of declining industry freight prices have taken their toll.  We do not believe we are being adequately compensated for our services, particularly in the face of higher operating costs (tractor and trailer prices, toll charges, taxes, health insurance, etc.).

Moving forward, we intend to remain disciplined in the execution of our VEVA plan.  We will not be distracted by the pursuit of short-term, but unsustainable, profits when such an extraordinary opportunity lies before us to build a model we believe is capable of producing superior long-term returns for our shareholders.  As such, our priorities for the remainder of 2010 are as follows:

•
Continue to build our Spider Web freight network.  During the quarter, Spider Web freight network lanes, on average, yielded approximately $0.30 more in rate per loaded mile than our legacy network lanes.  Only 45.8% of our freight moved in Spider Web lanes during the quarter (compared to 33.8% in the second quarter 2009).

•
Improve tractor utilization.  We are already working on specific plans to improve our tractor utilization by deploying more of our unmanned tractors into service, by redirecting our capacity away from the congested Northeast U.S. and by building Spider Web lane density.  We expect these efforts will provide our customers with additional capacity where they need it most.

•
Reduce maintenance costs by lowering the fleet age.  Between July and October 2010, we plan to place in-service approximately 285 new tractors (with pre-2010 emission engines) that were purchased, and included on our balance sheet, during the first half of this year.  We also intend to purchase an additional 300-500 new tractors to be placed in-service between November 2010 and May 2011.  Each of these new tractors will be offset by the corresponding sale of an old truck from our active fleet.  The net result will be zero fleet growth, but a declining average age of tractors.  We expect the reduced age to have a positive effect on our maintenance costs in 2011, though maintenance costs will likely climb sequentially over the next few quarters.  Despite the capital expenditures this undertaking requires, we expect to produce positive free cash flow (net cash flow from operations less net cash used in investing activities) over the next twelve months (even at a very modest level of profitability).

•
Increase freight network yield.  We are reviewing the lowest yielding lanes within our freight network and taking proactive steps to improve their pricing and operational characteristics in order to achieve an acceptable level of profitability.  We expect to continue this yield management activity until we are generating acceptable rates of return on our invested capital.

•
Continue growing our asset-light business.  Finally, we expect continued aggressive, but controlled and profitable, growth within our Strategic Capacity Solutions and Intermodal operating segments.  In a tightening capacity environment, we believe it is essential to offer our customers flexible sources of capacity to fulfill their transportation needs.  During the quarter, base revenue from our asset-light services more than doubled (+128.5%), and was a much more significant part of our business at 11.9% of our total base revenue compared to just 6.1% in the second quarter of 2009.

These priorities reflect our outlook for industry conditions, which are presently characterized by a considerable shortage of capacity.  This tight capacity environment has been growing steadily tighter since mid-February when we believe freight demand experienced a systemic improvement as businesses began to restock inventory in response to unsustainably low inventory levels.  However, stubbornly low inventory-to-sales ratios suggest that such buying is merely replenishing sales and not rebuilding inventory levels.  So, although we do not describe today's freight volumes as robust, they are substantially better than 2009 levels.  We believe this incremental improvement has revealed the dramatic exodus of trucking capacity over the past several years.  The result is a tight capacity environment that we expect may only grow tighter when the world economy returns to normal growth rates and when new government regulations (such as the Department of Transportation’s Comprehensive Safety Analysis 2010, a wide-ranging performance based safety initiative) reduce the number of employable truck drivers.  We believe those eventualities coupled with long-term demographic trends reducing the population of qualified truck drivers and lack of Class 8 tractor builds over the past few years will converge to create an extended period of tight capacity in the industry.

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

Base revenue from our Strategic Capacity Solutions and Intermodal operating segments have fluctuated in recent periods.  These services typically do not involve the use of our tractors and trailers.  Therefore, an increase in revenue from these operating segments tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue.  Likewise, a decrease in revenue from these operating segments tends to cause those expenses to increase as a percentage of base revenue with a related increase in purchased transportation expense.  Since changes in revenue from these operating segments generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.  Base revenue from our Strategic Capacity Solutions operating segment increased approximately 171.2% and 154.1% for the three and six month periods ended June 30, 2010, compared to the same periods of the prior year.  Base revenue from our Intermodal operating segment increased approximately 53.8% and 49.6% for the three and six month periods ended June 30, 2010, compared to the same periods of the prior year.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated.  The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Operations and accompanying notes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	33.8	38.1	35.5	38.9
Fuel and fuel taxes (1)	11.1	13.3	13.8	12.9
Purchased transportation (2)	17.8	12.5	16.1	11.9
Depreciation and amortization	12.8	15.0	13.4	15.1
Operations and maintenance	8.8	7.6	8.7	8.3
Insurance and claims	5.8	6.8	6.3	6.8
Operating taxes and licenses	1.4	1.8	1.4	1.9
Communications and utilities	1.1	1.2	1.1	1.2
Gain on disposal of revenue equipment, net	--	--	--	--
Other	4.2	4.4	4.0	4.4
Total operating expenses and costs	96.8	100.7	100.3	101.4
Operating income (loss)	3.2	(0.7)	(0.3)	(1.4)
Other expenses (income):
Interest expense	1.0	0.9	0.9	0.9
Other, net	0.1	--	0.1	--
Total other expenses, net	1.1	0.9	1.0	0.9
Income (loss) before income taxes	2.1	(1.6)	(1.3)	(2.3)
Income tax expense (benefit)	1.2	(0.2)	(0.2)	(0.5)
Net income (loss)	0.9%	(1.4)%	(1.1)%	(1.8)%

(1)	Net of fuel surcharge revenue from Trucking operating segment.

(2)	Net of fuel surcharge revenue from Strategic Capacity Solutions and Intermodal operating segments.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Results of Operations – Combined Services

Our base revenue increased 16.8% from $81.2 million to $94.9 million; see each operating segment’s section below for the explanation.

Net income for all service offerings was $0.9 million for the three months ended June 30, 2010, as compared to a net loss of $1.1 million for the same period of 2009.

Overall, our operating ratio improved by 3.9 percentage points of base revenue to 96.8% because of the following factors:

•
Salaries, wages and employee benefits decreased by 4.3 percentage points of base revenue due in large part to a 128.5% increase in non-trucking revenue, a 10.7% increase in Trucking base revenue per tractor per week and to a lesser extent a decrease of 8.4% in uncompensated miles (empty miles).  If our Strategic Capacity Solutions and Intermodal revenue continues to increase, we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•
Fuel and fuel taxes decreased by 2.2 percentage points of base revenue, led by a $1.2 million gain recognized on the sale of a fuel contract which was recorded as a reduction in fuel expense.  On May 25, 2010 we entered into an agreement to purchase 0.5 million gallons of diesel fuel per month for the time period of July 2010 through June 2012 as a hedge against the price of diesel fuel.  On June 28, 2010 we sold the contract to lock in the related gains, which resulted in a net of tax gain of $0.07 per share.   Fuel prices increased 23.4% per gallon and our fuel economy decreased 1.3% due in part to our higher mileage equipment.  This was partially offset by the above-mentioned increase in non-trucking revenue.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, the percentage of total miles driven by owner operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•
Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 5.3 percentage points of base revenue led by a 130.4% increase in carrier expense associated with our Strategic Capacity Solutions and Intermodal revenue growth and a 35.5% increase in owner-operator expense in our Trucking segment.  This increase in owner-operator expense was the result of an 18.4% increase in owner-operators, partially offset by a 3.3% increase in total revenue miles.  We expect this expense would continue to increase when compared to prior periods if we achieve our long-term goals to increase the revenue of our Strategic Capacity Solutions and Intermodal operating segments and grow our owner-operator fleet.

•
Depreciation and amortization decreased 2.2 percentage points of base revenue due to the above-mentioned increase in Trucking base revenue per tractor per week and an increase in the percentage of our fleet comprised of owner-operators.  Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions, and they are expected to increase with the introduction of the 2010 emission standards.  Depreciation and amortization expense may be affected in the future as equipment manufacturers increase prices.

•
Operations and maintenance expense increased 1.2 percentage points of base revenue primarily due to a 24.7% increase in direct repair costs related to our higher mileage equipment and a 41.9% increase in tolls and weight tickets.  Toll expense has increased as a result of our excessive freight volumes in the Northeast U.S. where toll roads are more prevalent.  These increases were partially offset by the above mentioned increase in Trucking base revenue per tractor per week and purchased transportation.  On April 1, 2009, we changed our method of accounting for tires; this change in estimate affected by a change in principle resulted in a reduction of operations and maintenance expense.  For the three months ended June 30, 2010 and 2009, this reduction on a pre-tax basis was approximately $1.8 and $1.4 million, respectively, and on a net of tax basis of approximately $1.1 million ($0.11 per share) and $0.9 million ($0.08 per share), respectively.

•
Insurance and claims expense decreased 1.0 percentage point of base revenue as we have seen a reduction in the severity of motor vehicle accidents.  This reduction combined with the continuing education of our drivers regarding accident prevention contributed to a decrease in our bodily injury and property damage claims and worker compensation claims.  This was partially offset by a 41.7% increase in collision expense related to late spring snows and flooding.  If we are able to continue to successfully execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•	Operating taxes and licenses expense decreased 0.4 percentage points of base revenue primarily due to a 2.3% decrease in Company-owned tractors.

•
Our effective tax rate increased from 12.1% in the second quarter of 2009 to 54.2% for the same period of 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

 Results of Operations – Trucking

Key Operating Statistics:
	Three Months Ended June 30,
	2010	2009
Total miles (in thousands) (1)	60,624	58,705
Empty mile factor (2)	9.6%	10.8%
Weighted average number of tractors (3)	2,331	2,354
Average miles per tractor per period	26,008	24,938
Average miles per tractor per week	2,001	1,918
Average miles per trip (4)(5)	539	599
Base Trucking revenue per tractor per week (5)	$2,759	$2,493
Number of tractors at end of period (3)	2,331	2,325
Operating ratio (6)	96.8%	100.7%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus owner-operator tractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5)
Our Trailer-on-Flat-Car rail Intermodal service offering was previously included in our Trucking operating segment.  Container-on-Flat-Car rail Intermodal and Trailer-on-Flat-Car rail Intermodal are now combined and reported as Intermodal.  Because of this reclassification, previously reported amounts for average miles per trip and base Trucking revenue per tractor per week have been recalculated excluding Trailer-on-Flat-Car rail Intermodal from Trucking.

(6)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base Revenue

Base revenue from our Trucking operating segment increased by 9.6% to $83.6 million from $76.3 million.

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 1.0%.  We reduced the weighted average size of the Company-owned tractor fleet by 2.3% to 2,151 tractors and grew our weighted average owner-operator fleet by 18.4% to 180 tractors.

We are committed to improving the pricing yield within our Trucking segment and have implemented Velocity and Yield Management initiatives to reach our goals.  Consistent with that philosophy, we have continued to make improvements as we reduced our average length-of-haul by 10.0%, while increasing our velocity by 17.3% and our Trucking base revenue per mile by 6.1%.

Results of Operations – Strategic Capacity Solutions and Intermodal

Base revenue from Strategic Capacity Solutions increased 171.2% to $8.5 million from $3.1 million while base revenue from our Intermodal segment increased 53.8% to $2.8 million from $1.8 million.  Overall, the base revenue growth for both our Strategic Capacity Solutions and our Intermodal operating segments can be attributed to our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services.  In addition, we are continuing to build our Strategic Capacity Solutions infrastructure by establishing and developing new branches across the United States.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Results of Operations – Combined Services

Our base revenue increased 12.2% from $164.1 million to $184.1 million; see each operating segment’s section below for an explanation.

Net loss for all service offerings was $2.1 million for the six months ended June 30, 2010, as compared to a net loss of $3.0 million for the same period of 2009.

Overall, our operating ratio improved by 1.1 percentage points of base revenue to 100.3% because of the following factors:

•
Salaries, wages and employee benefits decreased by 3.4 percentage points of base revenue due in large part to a 115.4% increase in non-trucking revenue, a 7.6% increase in Trucking base revenue per tractor per week and to a lesser extent a decrease of 10.0% in uncompensated miles (empty miles).  If our Strategic Capacity Solutions and Intermodal revenue continues to increase, we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•
Fuel and fuel taxes increased by 0.9 percentage points of base revenue despite an improvement in our fuel surcharge recovery per gallon compared to the prior year.  Fuel prices increased 29.8% per gallon and our fuel economy decreased 1.0% due to the harsh winter weather experienced in the first quarter of 2010 combined with our higher mileage equipment.  These increases were partially offset by a $1.2 million gain recognized on the sale of a fuel contract during the second quarter which was recorded as a reduction of fuel expense.  On May 25, 2010 we entered into an agreement to purchase 0.5 million gallons of diesel fuel per month for the time period of July 2010 through June 2012 as a hedge against the price of diesel fuel.  On June 28, 2010 we sold the contract to lock in the related gains, which resulted in a net of tax gain of $0.07 per share.  This was partially offset by the above-mentioned increase in non-trucking revenue.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, the percentage of total miles driven by owner operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•
Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 4.2 percentage points of base revenue due primarily to a 129.0% increase in carrier expense associated with our Strategic Capacity Solutions and Intermodal operating segment revenue growth.  We expect this expense would continue to increase when compared to prior periods if we can achieve our long-term goals to increase the revenue of our Strategic Capacity Solutions and Intermodal operating segments and grow our owner-operator fleet.

•
Depreciation and amortization decreased 1.7 percentage points of base revenue due to the above-mentioned increase in Trucking base revenue per tractor per week and an increase in the percentage of our fleet comprised of owner-operators.  Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions, and they are expected to increase with the introduction of the 2010 emission standards.  Depreciation and amortization expense may be affected in the future as equipment manufacturers increase prices.

•
Operations and maintenance expense increased 0.4 percentage points of base revenue primarily due to our higher mileage equipment and a 41.4% increase in tolls and weight tickets, partially offset by the above-mentioned increase in Trucking base revenue per tractor per week and purchased transportation.  Toll expense has increased as a result of our excessive freight volumes in the Northeast U.S. where toll roads are more prevalent.  On April 1, 2009, we changed our method of accounting for tires; this change in estimate affected by a change in principle resulted in a reduction of operations and maintenance expense.  For the six months ended June 30, 2010 and 2009, this resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $2.7 and $1.4 million, respectively, and on a net of tax basis of approximately $1.7 million ($0.16 per share) and $0.9 million ($0.08 per share), respectively.

•
Insurance and claims expense decreased 0.5 percentage points of base revenue as we have seen a reduction in the severity of motor vehicle accidents which, in effect, has contributed to a decrease in bodily injury and property damage claims and worker compensation claims.  Also having a positive impact has been the continuing education of our drivers regarding accident prevention. If we are able to continue to successfully execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•	Operating taxes and licenses expense decreased 0.5 percentage points of base revenue primarily due to a 2.4% decrease in Company-owned tractors.

•	Other expense decreased 0.4 percentage points of base revenue due to cost controls implemented in several areas of the Company and a reduction in software conversion costs.

•
Our effective tax rate decreased from 20.3% in 2009 to 10.9% in 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

 Results of Operations – Trucking

Key Operating Statistics:
	Six Months Ended June 30,
	2010	2009
Total miles (in thousands) (1)	122,105	120,322
Empty mile factor (2)	9.9%	11.2%
Weighted average number of tractors (3)	2,338	2,370
Average miles per tractor per period	52,226	50,769
Average miles per tractor per week	2,020	1,963
Average miles per trip (4)(5)	557	628
Base Trucking revenue per tractor per week (5)	$2,718	$2,527
Number of tractors at end of period (3)	2,331	2,325
Operating ratio (6)	100.3%	101.4%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus owner-operator tractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5)
Our Trailer-on-Flat-Car rail Intermodal service offering was previously included in our Trucking operating segment.  Container-on-Flat-Car rail Intermodal and Trailer-on-Flat-Car rail Intermodal are now combined and reported as Intermodal.  Because of this reclassification, previously reported amounts for average miles per trip and base Trucking revenue per tractor per week have been recalculated excluding Trailer-on-Flat-Car rail Intermodal from Trucking.

(6)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base Revenue

Base revenue from our Trucking operating segment increased by 6.1% to $164.3 million from $154.9 million.

Overall, the weighted average size of our Trucking segment’s tractor fleet decreased 1.4%.  We have reduced the weighted average size of the Company-owned tractor fleet by 2.4% to 2,162 tractors and while we have grown our weighted average owner-operator fleet by 13.5% to 176 tractors.

We are committed to improving the pricing yield within our Trucking segment and have implemented Velocity and Yield Management initiatives to reach our goals.  Consistent with that philosophy, we have continued to make improvements as we reduced our average length-of-haul by 11.3%, while increasing our velocity by 17.5% and our Trucking base revenue per mile by 4.6%.

Results of Operations – Strategic Capacity Solutions and Intermodal

Base revenue from our Strategic Capacity Solutions operating segment increased 154.1% to $14.7 million from $5.8 million while base revenue from our Intermodal operating segment increased 49.6% to $5.1 million from $3.4 million.    Overall, the base revenue growth for both our Strategic Capacity Solutions and our Intermodal operating segments can be attributed to our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services.  In addition, we are continuing to build our Strategic Capacity Solutions infrastructure by establishing and developing new branches across the United States.

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

On May 25, 2010, we entered into a contract to hedge approximately 0.5 million gallons of diesel fuel per month for the time period of July 2010 through June 2012.  Under this agreement we pay a fixed rate per gallon of heating oil and receive the monthly average price of NYMEX HO heating oil.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel as prices for both generally move in similar directions.

On June 28, 2010, the Company sold its contract related to the forecasted purchase of diesel fuel for the time period of July 2010 through June 2012 to lock in related gains.  The purchase contract had not been designated as a hedge; therefore, the related gain was recorded as a reduction in fuel expense of approximately $1.2 million on a pre-tax basis and on a net of tax basis of approximately $0.7 million or $0.07 per share.

At June 30, 2010, we did not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

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

Liquidity and Capital Resources

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility scheduled to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014.

  The nature of our business requires significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Credit Agreement and capital lease purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under financing arrangements.  We use these financing arrangements to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.  Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity.  We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months.  There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing and facility renewal will be available, if at all, in amounts required or on terms satisfactory to us.  At June 30, 2010, we had approximately $41.9 million available under the Agreement.

Our balance sheet debt, less cash, represents 42.9% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 48.3% of our total debt and carry an average fixed rate of 3.8%.  Not only does that provide us with a natural hedge against London Interbank Offered Rate volatility, but it has also allowed for additional availability on our revolving credit line on which we could have borrowed up to an additional $41.9 million without violating any of our current financial covenants applicable to us on June 30, 2010.  We expect our net capital expenditures for the remainder of 2010 to be approximately $15.1 million.

Cash Flows
	(in thousands)
	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$24,911	$21,634
Net cash used in investing activities	(22,967)	(12,936)
Net cash provided by (used in) financing activities	280	(7,841)

Net cash provided by operating activities increased approximately $3.3 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The change was primarily due to the following factors:

•
A $2.1 million net loss was incurred for the six months ended June 30, 2010 compared to the $3.0 million net loss for the comparable period of the prior year due primarily to an increase in revenue. This change resulted in approximately $0.9 million in additional cash being provided by operating activities for the six months ended June 30, 2010 compared to that provided by operations for the same period of the prior year;

•
Resulting from the loss we incurred in 2009, we recorded a federal tax receivable of $10.0 million in the fourth quarter of 2009.  We collected this tax refund during the second quarter of this year, which resulted in a reduction of accounts receivable.  The tax refund impact to accounts receivable was offset against an increase in trade freight accounts of $8.8 million due to the increase in revenue during the second quarter.  The cumulative result of the tax, trade freight and other receivables was a net cash provided of $0.6 million for the six months ended June 30, 2010, which reflected a cash increase of $3.2 million from the comparable prior year period;

•
Effective April 1, 2009, we changed our accounting for tires to amortize the cost of tires over the expected life.  Prior to April 1, 2009, we directly expensed the cost of tires when placed into service.  This change in accounting estimate effected by a change in principle was the primary reason for the increase in cash used for inventories and prepaid expenses during the six months ended June 30, 2010.  The result was an increase of $2.8 million of cash used in operations for the first six months of 2010 compared to the same period of the 2009;

•
For the six months ended June 30, 2010, accounts payable and accrued expenses increased by $6.7 million compared to a $3.4 million increase for the same period of 2009.  The primary reason for the approximate $3.3 million decrease in cash used for accounts payable and accrued expenses was related to the timing of equipment purchases and fuel purchases;

•
The approximate $2.9 million increase in cash used in deferred taxes resulted from the utilization of a net operating loss carryover in calculating the tax provision for the six months ended June 30, 2009; and

•
Cash used for Insurance and Claims was $2.0 million less than the same period of 2009. The primary reason for this change was related to resolutions of older claims during the first six months of 2009.

For the six months ended June 30, 2010, net cash used in investing activities was $23.0 million, compared to $12.9 million for the same period of 2009. This $10.1 million increase was primarily attributable to an increase of net revenue equipment purchases. During the six months ended June 30, 2009, we purchased 165 tractors compared to 301 tractors in the same period of 2010. Our equipment purchases increased due to the trading of higher mileage equipment and the opportunity to purchase tractors with pre-2010 emission engines.

For the six months ended June 30, 2010, net cash provided by financing activities was $0.3 million, compared to cash used in financing activities of $7.8 million for the same period of 2009. This $8.1 million increase in cash provided by financing activities is primarily attributable to the funding of the additional revenue equipment purchases.  For the six months ended June 30, 2010, we borrowed a net amount of $9.6 million compared to $2.3 million for the same period in 2009.

Debt

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility scheduled to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014.

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

The interest rate on our overnight borrowings under the Credit Agreement at June 30, 2010 was 3.5%.  The interest rate including all borrowings made under the Credit Agreement at June 30, 2010 was 3.0%.  The interest rate on the Company’s borrowings under the Credit Agreement for the six months ended June 30, 2010 was 2.3%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At June 30, 2010, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $177.0 million at June 30, 2010, and all trade and other accounts receivable.

The Credit Agreement requires us to meet certain financial covenants and to maintain a minimum tangible net worth of approximately $105.8 million at June 30, 2010.  We were in compliance with these covenants at June 30, 2010.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company recently refinanced its debt in April 2010, the borrowings under the Credit Agreement approximate its fair value.

We have entered into leases with lenders who participate in our Credit Agreement and who participated in our Amended and Restated Senior Credit Facility, which was replaced by the Credit Agreement.  Those leases contain cross-default provisions with the Credit Agreement and the previous Facility.  We have also entered into leases with other lenders who do not participate in our Credit Agreement nor participated in our previous Facility.  Multiple leases with lenders who do not participate in our Credit Agreement generally contain cross-default provisions.

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

Equity

At June 30, 2010, we had stockholders’ equity of $138.6 million and total debt including current maturities of $109.6 million, resulting in a total debt, less cash, to total capitalization ratio of 42.9% compared to 42.1% at December 31, 2009.

Purchases and Commitments

As of June 30, 2010, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $15.1 million for the remainder of 2010, approximately $13.6 million of which relates to revenue equipment acquisitions.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $1.5 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the six months ended June 30, 2010, we made $27.8 million of net capital expenditures, including $27.2 million for revenue equipment purchases and $0.6 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at June 30, 2010, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$56,300	$--	$--	$56,300	$--
Capital lease obligations (2)	57,396	20,460	34,329	2,607	--
Purchase obligations	1,868	1,868	--	--	--
Rental obligations	3,089	1,017	1,141	613	318
Total	$118,653	$23,345	$35,470	$59,520	$318

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

Revenue generated by our Strategic Capacity Solutions and Intermodal operating segments is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs because we have responsibility for billing and collecting such revenue.

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

•
Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation.  We record both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported.  The current portion of the accrual reflects the amounts of claims expected to be paid in the next twelve months.  In making the estimates, we rely on past experience with similar claims, negative or positive developments in the case and similar factors.  We do not discount our claims liabilities.  See our Claims Liabilities disclosure in our Annual Report on Form 10-K for additional information.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at June 30, 2010, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended June 30, 2010, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•
Prepaid tires.  Effective April 1, 2009, we changed our method of accounting for tires.  Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the three and six months ended June 30, 2010, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.8 and $2.7 million, respectively, and on a net of tax basis of approximately $1.1 million ($0.11 per share) and $1.7 million ($0.16 per share), respectively.  For the three and six month periods ended June 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.4 million and on a net of tax basis of approximately $0.9 million ($0.08 per share).

New Accounting Pronouncements

See “Note 6 – New Accounting Pronouncements” to the consolidated financial statements included in this Form 10-Q for a description of the most recent accounting pronouncements and their effect, if any.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

   Interest Rate Risk.  We are exposed to interest rate risk primarily from our Credit Agreement.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage which is determined based on our attainment of certain financial ratios.  At June 30, 2010, we had $56.3 million outstanding pursuant to our Credit Agreement including letters of credit of $1.8 million.  Assuming the outstanding balance at June 30, 2010 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Credit Agreement would increase our interest expense over a one-year period by approximately $0.6 million.

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

       Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  In May 2010, we entered into a contract to hedge 0.5 million gallons of diesel fuel per month for July 2010 through June 2012.  In June 2010, we accepted a favorable settlement offered by the other party to terminate the contract in exchange for a $1.2 million payment to us.  The contract was terminated before the hedging began in July 2010.  Had we not terminated the contract and had fuel prices decreased below the contracted price, the result would have been a negative impact on our fuel costs.  As of June 30, 2010, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

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

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Risk Factors” in Item 1A of that report.  Except as set forth below, we do not believe there have been any material changes in these risks during the six months ended June 30, 2010.

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

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the six months ended June 30, 2010, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the second quarter of 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	--	$--	--	2,000,000
May 1 – May 31	--	--	--	2,000,000
June 1 – June 30	--	--	--	2,000,000
Total	--	$--	--	2,000,000

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

                    None.

ITEM 6.   EXHIBITS

(a)	Exhibits

3.1
Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

3.2	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).
3.3
Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

3.4
Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on June 2, 1997 [the “Form 8-A/A”]).

3.5	Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).
4.1	Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.2
Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed.  The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.3
Amended and Restated Senior Credit Facility dated September 1, 2005, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank, BancorpSouth and Regions Bank collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 8, 2005).

10.1
Credit Agreement, dated April 19, 2010, among the Company, the Guarantors listed therein, the Lenders listed therein, Branch Banking and Trust Company, as Administrative Agent, and BB&T Capital Markets, as Lead Arranger, as filed herewith.

10.2	First Amendment to Credit Agreement, dated June 14, 2010, among the Company, International Freight Services, Inc., the Lenders listed therein, and Branch Banking and Trust Company, as filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	July 30, 2010	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
President and Chief Executive Officer

Date:	July 30, 2010	By:	/s/ Darron R. Ming
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

3.2	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2001).
3.3
Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

3.4
Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on June 2, 1997 [the “Form 8-A/A”]).

3.5	Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).
4.1	Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.2
Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed.  The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.3
Amended and Restated Senior Credit Facility dated September 1, 2005, between the Company and Bank of America, N.A., U.S. Bank, N.A., SunTrust Bank, BancorpSouth and Regions Bank collectively as the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 8, 2005).

10.1
Credit Agreement, dated April 19, 2010, among the Company, the Guarantors listed therein, the Lenders listed therein, Branch Banking and Trust Company, as Administrative Agent, and BB&T Capital Markets, as Lead Arranger, as filed herewith.

10.2	First Amendment to Credit Agreement, dated June 14, 2010, among the Company, International Freight Services, Inc., the Lenders listed therein, and Branch Banking and Trust Company, as filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.