Form 10-Q/A
period 2010-06-30
USA TRUCK INC
filed 2010-08-09
CIK 883945

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

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly Report on Form 10-Q/A amends our certifications filed as Exhibits 32.1 and 32.2 pursuant to Rule 13a-14(a) for the quarterly period ended June 30, 2010, originally filed on July 30, 2010 ( the “Original Filing”).  We are filing this Amendment No. 1 solely for the purpose of changing the reference to March 31, 2010 on such certifications to the correct date of June 30, 2010.

This Amendment No. 1 does not affect any other information contained in the Original Filing.

ITEM 6.      EXHIBITS

(a)  Exhibits

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

USA Truck, Inc.
(Registrant)

Date:	August 9, 2010	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
President and Chief Executive Officer

Date:	August 9, 2010	By:	/s/ Darron R. Ming
Darron R. Ming
Vice President, Finance and Chief
Financial Officer