Form 10-Q
period 2010-09-30
USA TRUCK INC
filed 2010-11-01
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of October 27, 2010 is 10,493,219.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,329	$797
Accounts receivable:
Trade, less allowance for doubtful accounts of $440 in 2010 and $443 in 2009	48,587	37,018
Income tax receivable	--	10,498
Other	2,032	1,070
Inventories	1,781	1,541
Deferred income taxes	--	962
Prepaid expenses and other current assets	12,559	7,931
Total current assets	66,288	59,817

Property and equipment:
Land and structures	34,285	33,819
Revenue equipment	361,839	364,087
Service, office and other equipment	33,113	28,846
Property and equipment, at cost	429,237	426,752
Accumulated depreciation and amortization	(168,658)	(156,331)
Property and equipment, net	260,579	270,421
Other assets	488	462
Total assets	$327,355	$330,700

Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$3,322	$5,678
Trade accounts payable	14,351	9,847
Current portion of insurance and claims accruals	4,598	4,356
Accrued expenses	10,652	9,008
Note payable	--	1,015
Current maturities of long-term debt and capital leases	16,657	63,461
Deferred income taxes	1,224	--
Total current liabilities	50,804	93,365

Long-term debt and capital leases, less current maturities	82,683	39,116
Deferred income taxes	51,229	53,073
Insurance and claims accruals, less current portion	3,290	4,600

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,832,549 shares in 2010 and 11,834,285 shares in 2009	118	118
Additional paid-in capital	65,032	64,627
Retained earnings	96,013	97,523
Less treasury stock, at cost (1,339,330 shares in 2010 and 1,332,500 shares in 2009)	(21,783)	(21,661)
Accumulated other comprehensive loss	(31)	(61)
Total stockholders’ equity	139,349	140,546
Total liabilities and stockholders’ equity	$327,355	$330,700
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue:
Trucking revenue	$87,604	$76,479	$251,913	$231,349
Strategic Capacity Solutions revenue	10,103	3,793	24,816	9,582
Intermodal revenue	3,063	2,043	8,148	5,444
Base revenue	100,770	82,315	284,877	246,375
Fuel surcharge revenue	17,996	13,856	53,194	35,676
Total revenue	118,766	96,171	338,071	282,051

Operating expenses and costs:
Salaries, wages and employee benefits	33,418	31,116	98,728	94,864
Fuel and fuel taxes	28,249	24,393	83,860	66,791
Purchased transportation	20,977	11,339	55,577	31,543
Depreciation and amortization	12,612	12,997	37,246	37,737
Operations and maintenance	9,963	6,223	25,931	19,836
Insurance and claims	5,236	5,393	16,831	16,585
Operating taxes and licenses	1,427	1,374	4,232	4,432
Communications and utilities	1,004	965	2,969	2,919
(Gain) loss on disposal of assets, net	(45)	3	(88)	1
Other	3,609	3,867	10,931	11,073
Total operating expenses and costs	116,450	97,670	336,217	285,781
Operating income (loss)	2,316	(1,499)	1,854	(3,730)

Other expenses (income):
Interest expense	931	655	2,643	2,261
Other, net	(79)	(39)	100	(74)
Total other expenses, net	852	616	2,743	2,187
Income (loss) before income taxes	1,464	(2,115)	(889)	(5,917)
Income tax expense (benefit)	878	(477)	621	(1,252)

Net income (loss)	$586	$(1,638)	$(1,510)	$(4,665)

Net earnings (loss) per share information:
Average shares outstanding (Basic)	10,297	10,249	10,294	10,228
Basic earnings (loss) per share	$0.06	$(0.16)	$(0.15)	$(0.46)

Average shares outstanding (Diluted)	10,312	10,249	10,294	10,228
Diluted earnings (loss) per share	$0.06	$(0.16)	$(0.15)	$(0.46)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	Loss	Total
Balance at December 31, 2009	11,834	$118	$64,627	$97,523	$(21,661)	$(61)	$140,546
Exercise of stock options	19	--	175	--	--	--	175
Excess tax benefit on exercise of stock options	--	--	8	--	--	--	8
Stock-based compensation	--	--	100	--	--	--	100
Restricted stock award grant	7	--	--	--	--	--	--
Forfeited restricted stock	(27)	--	208	--	(208)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(19)	--	--	--	--	--	(30)	(30)
Reclassification of derivative net losses to statement of operations, net of income tax of $37	--	--	--	--	--	60	60
Return of forfeited restricted stock	--	--	(86)	--	86	--	--
Net loss	--	--	--	(1,510)	--	--	(1,510)
Balance at September 30, 2010	11,833	$118	$65,032	$96,013	$(21,783)	$(31)	$139,349

               See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net loss	$(1,510)	$(4,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,246	37,737
Provision for doubtful accounts	191	227
Deferred income taxes	640	1,673
Stock-based compensation	100	376
(Loss) gain on disposal of assets, net	(88)	1
Changes in operating assets and liabilities:
Accounts receivable	(2,224)	(4,797)
Inventories and prepaid expenses	(4,868)	(2,314)
Trade accounts payable and accrued expenses	5,880	626
Insurance and claims accruals	(1,068)	(1,718)
Net cash provided by operating activities	34,299	27,146

Investing activities
Purchases of property and equipment	(31,778)	(30,229)
Proceeds from sale of property and equipment	9,329	9,955
Change in other assets	(26)	(106)
Net cash used in investing activities	(22,475)	(20,380)

Financing activities
Borrowings under long-term debt	51,183	61,172
Principal payments on long-term debt	(48,502)	(45,372)
Principal payments on capitalized lease obligations	(10,785)	(19,949)
Principal payments on note payable	(1,015)	(1,285)
Net decrease in bank drafts payable	(2,356)	(678)
Proceeds from exercise of stock options	175	364
Excess tax benefit from exercise of stock options	8	--
Net cash used in financing activities	(11,292)	(5,748)

Increase in cash and cash equivalents	532	1,018
Cash and cash equivalents:
Beginning of period	797	1,541
End of period	$1,329	$2,559

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,528	$2,299
Income taxes	--	2,065
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	4,867	10,522

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE 3 – STOCK-BASED COMPENSATION

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,050,000 shares of Common Stock to directors, officers and other key employees.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.19 to $30.22 as of September 30, 2010.  At September 30, 2010, 555,123 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

The stock-based compensation expense that was recognized related to incentive and nonqualified stock options granted under our plans for the three and nine month periods ended September 30, 2010, was approximately $0.05 million and $0.09 million, respectively.  For the three and nine month periods ended September 30, 2009, we recognized approximately $0.1 million and $0.2 million, respectively, in compensation expense related to incentive and nonqualified stock options granted under our plans.

The table below sets forth the assumptions used to value stock options granted during the years indicated:

	2010	2009
Dividend yield	0%	0%
Expected volatility	32.8 – 45.5%	36.5 – 53.1%
Risk-free interest rate	1.3 – 2.1%	1.4%
Expected life (in years)	4.0 – 4.25	4.13 – 4.25

The expected volatility is a measure of the expected fluctuation in our share price based on the historical volatility of our stock.  Expected life represents the length of time we anticipate the options to be outstanding before being exercised.  The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options. In addition to the above, we also include a factor for anticipated forfeitures, which represents the number of shares under options expected to be forfeited over the expected life of the options.

Information related to option activity for the nine months ended September 30, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	201,446	$16.25
Granted	23,672	15.07
Exercised	(23,216)	11.55		$136,307
Cancelled/forfeited	(24,286)	16.07
Expired	(31,300)	19.60
Outstanding at September 30, 2010	146,316	$16.12	3.0	$184,932
Exercisable at September 30, 2010	65,172	$16.59	1.5	$91,875

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on September 30, 2010 (the last trading day of the quarter), was $14.98.

The stock-based compensation expense that was recognized related to restricted stock awards granted under our plans for the three and nine month periods ended September 30, 2010, was approximately $0.1 million and $0.01 million, respectively.  For the three and nine months ended September 30, 2009, the compensation expense related to our restricted stock awards was approximately $0.03 million and $0.2 million, respectively.  The compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount recognized is amortized over the vesting period.  Compensation expense is included in salaries, wages and employee benefits in the consolidated statement of operations.

        The 2003 Restricted Stock Award Plan terminated August 31, 2009.  During the quarter ended June 30, 2010, management determined that the performance criteria for 2010 would not be met and therefore the remaining 2,000 shares outstanding under this Plan were deemed forfeited and recorded as treasury stock.  The previously recorded expense in the amount of $0.05 million relating to the forfeited shares was recovered during the quarter ended June 30, 2010.  The shares will remain outstanding until their scheduled vest date of March 1, 2011, at which time their forfeiture will become effective.  Pursuant to the provisions of the Plan at that time, the shares will be returned to Mr. Robert M. Powell, who originally contributed the shares for the awards made under this Plan.

         Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the nine months ended September 30, 2010, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2009	221,810	$12.24
Granted	7,440	15.21
Forfeited	(27,227)	12.33
Vested	(6,179)	13.29
Nonvested shares – September 30, 2010	195,844	$12.31

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

During the quarter ended June 30, 2010, management determined that the performance criteria will not be met for the 8,830 shares that were to vest on April 1, 2011; therefore, these shares were deemed forfeited and recorded as treasury stock.  The shares will remain outstanding until their scheduled vesting date of April 1, 2011, at which time their forfeiture will become effective and the shares will revert to the 2004 Equity Incentive Plan.  The previously recorded expense in the amount of approximately $0.07 million was reversed during the quarter ended June 30, 2010.

As of September 30, 2010, we had approximately $0.2 million and $1.7 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 1.6 years for stock options and 6.0 years for restricted stock.

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the nine months ended September 30, 2010, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

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

Our Strategic Capacity Solutions and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our Strategic Capacity Solutions and Intermodal services are also customers of our Trucking operating segment.  Both our Strategic Capacity Solutions and Intermodal operating segments, while making significant contributions to our business, represent a relatively small portion of our revenue.  For the three and nine months ended September 30, 2010, our Strategic Capacity Solutions operating segment generated approximately 10.0% and 8.7% of our total base revenue, respectively, while our Intermodal operating segment generated approximately 3.0% and 2.9% of our total base revenue, respectively, for the same period.  For the three and nine months ended September 30, 2009, our Strategic Capacity Solutions operating segment generated approximately 4.6% and 3.9% of our total base revenue, respectively, while our Intermodal operating segment generated approximately 2.5% and 2.2% of our total base revenue, respectively, for the same period.

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

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

 In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables and allowances for credit losses under FASB Accounting Standards Codification 310, Receivables.  The amended disclosures are designed to provide more information to financial statement users about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  For public companies, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  We do not expect the enhanced disclosure requirements to have a material impact on our financial reporting.

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

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement is being accounted for as a cash flow hedge.  The fair value of this liability at September 30, 2010 was approximately $0.07 million and it is included in accrued expenses in the accompanying consolidated balance sheet.

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

On June 28, 2010, the Company sold its contract related to the forecasted purchase of diesel fuel for the time period of July 2010 through June 2012 in order to realize related gains.  The purchase contract had not been designated as a hedge for accounting purposes; therefore, the related gain was recorded as a reduction in fuel expense.  The amount of the gain was approximately $1.2 million on a pre-tax basis and approximately $0.7 million on a net of tax basis or $0.07 per share for the quarter ended June 30, 2010.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus the market value adjustment on our interest rate swap that will expire on February 19, 2011, which is designated as a cash flow hedge.  Comprehensive income (loss) consisted of the following components:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$586	$(1,638)	$(1,510)	$(4,665)
Change in fair value of interest rate swap, net of income tax benefit of $(5) for the three months ended September 30, 2010 and net of income tax benefit of $(25) for the three months ended September 30, 2009, and net of income tax benefit of $(19) for the nine months ended September 30, 2010 and $(68) for the nine months ended September 30, 2009	(8)	(41)	(30)	(111)
Reclassification of derivative net losses to statement of operations, net of income tax of $12 for the three months ended September 30, 2010 and $12 for the three months ended September 30, 2009, and net of income tax of $37 for the nine months ended September 30, 2010 and $60 for the nine months ended September 30, 2009	20	20	60	97
Total comprehensive income (loss)	$598	$(1,659)	$(1,480)	(4,679)

Fair Value Measurements

	(in thousands)
	Total Fair Value Assets (Liabilities) at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$(31)	$--	$(31)	$--

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

NOTE 9 – CLAIMS LIABILITIES

We are self-insured up to certain limits for bodily injury, property damage, workers’ compensation, cargo loss and damage claims and medical benefits.  Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported.

Our self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence.  For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by our year-to-date claims experience and the number of covered lives.  We are completely self-insured for physical damage to our own tractors and trailers, except that we carry catastrophic physical damage coverage to protect against natural disasters.  We maintain insurance above the amounts for which we self-insure, to certain limits, with licensed insurance carriers.  We have excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements, and we believe this coverage is sufficient to protect against material loss.

We record claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates or historical claims experience.  The current portion reflects the amounts of claims expected to be paid in the next twelve months.  In making the estimates of ultimate payment amounts and the determinations of the current portion of each claim we rely on past experience with similar claims, negative or positive developments in the case and similar factors.  We re-evaluate these estimates and determinations each reporting period based on developments that occur and new information that becomes available during the reporting period.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	September 30,	December 31,
	2010	2009
Salaries, wages and employee benefits	$5,633	$3,966
Other (1)	5,019	5,042
Total accrued expenses	$10,652	$9,008

(1)	As of September 30, 2010 and December 31, 2009, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 11 – NOTE PAYABLE

At December 31, 2009, we had an unsecured note payable of $1.0 million.  The note, which was payable in monthly installments of principal and interest of approximately $0.1 million and bearing interest at 3.4%, matured on September 1, 2010.  The note payable was being used to finance a portion of the Company’s annual insurance premiums.

On October 20, 2010, the Company’s Board of Directors approved an unsecured note payable of $1.2 million, payable in monthly installments of principal and interest of approximately $0.1 million, scheduled to mature on September 1, 2011 and bearing interest at 2.6%.  The note payable will be used to finance a portion of the Company’s annual insurance premiums.

NOTE 12 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	September 30,	December 31,
	2010	2009
Revolving credit agreement (1)	$49,400	$46,718
Capitalized lease obligations (2)	49,940	55,859
	99,340	102,577
Less current maturities	(16,657)	(63,461)
Long-term debt and capital leases, less current maturities	$82,683	$39,116

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

Borrowings under the Credit Agreement are classified as “base rate loans,” “LIBOR loans” or “Euro dollar loans.” Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.0%, based on the Company’s leverage ratio.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  Euro dollar loans accrue interest at the LIBOR rate in effect at the beginning of the month in which the borrowing occurs plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  On a per annum basis, the Company must pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it must pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

The interest rate on our overnight borrowings under the Credit Agreement at September 30, 2010 was 3.5%.  The interest rate including all borrowings made under the Credit Agreement at September 30, 2010 was 3.0%.  The interest rate on the Company’s borrowings under the agreements for the nine months ended September 30, 2010 was 2.6%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At September 30, 2010, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $136.0 million at September 30, 2010, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.25 until December 31, 2010 and 3.00 thereafter, and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.1 million at September 30, 2010.  We were in compliance with these covenants at September 30, 2010.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company recently refinanced its debt in April 2010, the borrowings under the Credit Agreement approximate its fair value.

(2)
Our capitalized lease obligations have various termination dates extending through January 2014 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 3.2% to 4.8% at September 30, 2010.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 13 – LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases with terms of 42 or 45 months.  At September 30, 2010, property and equipment included capitalized leases, which had capitalized costs of $73.3 million, accumulated amortization of $23.9 million and a net book value of $49.4 million.  At December 31, 2009, property and equipment included capitalized leases, which had capitalized costs of $72.8 million, accumulated amortization of $17.0 million and a net book value of $55.8 million.  Amortization of leased assets is included in depreciation and amortization expense and totaled $2.9 million and $2.4 million for the three months ended September 30, 2010 and 2009, respectively, and $8.6 million and $8.3 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

As of September 30, 2010, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $19.0 million for the remainder of 2010, none of which is cancelable by us upon advance written notice, and approximately $0.3 million for non-revenue purchases.

NOTE 14 – INCOME TAXES

During the three months ended September 30, 2010 and 2009, our effective tax rates were 60.0% and 22.6%, respectively.  During the nine months ended September 30, 2010 and 2009, our effective tax rates were 69.8% and 21.1%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2007, 2008 and 2009 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through September 30, 2010.

NOTE 15 – CHANGE IN ACCOUNTING ESTIMATE

Effective April 1, 2009, we changed our method of accounting for tires.  Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months, depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the three and nine months ended September 30, 2010, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.3 million and $4.0 million, respectively, and on a net of tax basis of approximately $0.8 million ($0.08 per share) and $2.5 million ($0.24 per share), respectively.  For the three and nine months ended September 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.5 million and $2.9 million, respectively, and on a net of tax basis of approximately $0.9 million ($0.09 per share) and $1.8 million ($0.17 per share), respectively.

NOTE 16 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$586	$(1,638)	$(1,510)	$(4,665)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	10,297	10,249	10,294	10,228
Effect of dilutive securities:
Employee stock options and restricted stock	15	--	--	--
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	10,312	10,249	10,294	10,228
Basic earnings (loss) per share	$0.06	$(0.16)	$(0.15)	$(0.46)
Diluted earnings (loss) per share	$0.06	$(0.16)	$(0.15)	$(0.46)
Weighted average anti-dilutive employee stock options and restricted stock	101	134	123	124

NOTE 17 – LITIGATION

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

On July 2, 2010 a former driver employee, filed a lawsuit against us titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  The Company has filed a petition seeking to remove the case to the United States District Court, Central District of California and has filed an answer denying the plaintiff’s allegations. The petition for removal is currently pending before the court.  The lawsuit seeks monetary damages for the alleged violations.

NOTE 18 – SUBSEQUENT EVENTS

The Company has entered into a Letter of Intent to sell its Shreveport, Louisiana terminal facility for $2.25 million.  The purchase price will be paid with a cash down payment in the amount of $0.2 million and a $2.05 million note receivable bearing interest at 7.0% per annum.  The note receivable will be amortized over 30 years with a balloon payment of the remaining balance payable in full at the end of the fifth year.  The Company expects this transaction to close during the fourth quarter of 2010, and it expects to recognize a gain on the sale of this property, which it will recognize over the term of the note receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally may be identified by their use of terms or phrases such as “expects,” “estimates,” “anticipates,” “projects,” “believes,” “plans,” “intends,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and terms or phrases of similar substance.  Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Accordingly, actual results may differ from those set forth in the forward-looking statements.  Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors” in Item 1A of that report and updates, if any, to that information are included in Item 1A of Part II of this report.  We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Substantially all of our base revenue from the three operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the three and nine months ended September 30, 2010, Trucking base revenue represented 87.0% and 88.4% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions and Intermodal.  For the three and nine months ended September 30, 2009, Trucking base revenue represented 92.9% and 93.9% of base revenue, respectively, with the remaining base revenue being generated through Strategic Capacity Solutions and Intermodal.

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

Strategic Capacity Solutions. Our Strategic Capacity Solutions service offering consists entirely of our freight brokerage service offering which matches customer shipments with available equipment of authorized carriers.

Intermodal.  Our rail Intermodal service offering provides our customers cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  During August 2010, the Company entered into a long-term agreement with BNSF Railway to lease private 53’ domestic intermodal containers.  Prior to the agreement, the majority of Intermodal’s revenue was derived from trailer-on-flat-car service.  The addition of private containers offers the Company an opportunity to continue its growth in the intermodal marketplace and to continue to offer our customers additional transportation solutions.

Results of Operations

Executive Overview

Our business model is beginning to take the form we envisioned when we began executing our VEVA (Vision for Economic Value Added) strategic plan two years ago.

Our asset-light service offerings of SCS (Strategic Capacity Solutions) and Intermodal now represent approximately 13.0% of our total revenue, and are on pace to produce annualized revenue in excess of $60 million.  Both asset-light services are profitable and grew rapidly in response to our customers’ evolving needs.  In fact, 84% of our largest 25 customers utilized various combinations of our Trucking and asset-light services during the quarter.  We also began taking delivery of private intermodal containers during the quarter, which we expect to accelerate our asset-light revenue growth throughout 2011.

Our Trucking services are steadily improving as they conform to our Spider Web freight network design.  Nearly 48% of our freight moved in Spider Web lanes during the quarter compared to just 39% a year ago.  That improved network compliance enabled us to simultaneously drive down our length-of-haul by 5.4% to 546 miles, reduce our empty miles to 10.3%, improve our miles per tractor per week by 2.5% to 2,007 and raise our revenue per total mile by 9.2% to $1.42.  Spider Web lane prices averaged $0.27 per mile more than our legacy lane prices, but that was not the only catalyst for our improved pricing.  Freight rates in the truckload industry fell to unsustainably low levels at the trough of the economic recession, so we proactively increased pricing on many of our underperforming lanes during the third quarter in response to tighter capacity relative to demand early in the quarter.

Our people are gaining experience operating within the Spider Web and their ability to execute was evident in our revenue growth, our safety performance and driver management, as follows:

•
Trucking base revenue grew by 14.5%, but only 2.3% of the increase came from growth in the tractor fleet (primarily from additions to our owner-operator ranks).  The balance of the increase resulted from higher base revenue per tractor per week.

•
We reduced our Department of Transportation recordable accident frequency by 20.8% to its lowest level in the past four years, which led to an approximate 140 basis point improvement in insurance and claims costs.

•
We also reduced our driver turnover rate by approximately 18 percentage points, which allowed us to man our fleet with drivers, reduce recruiting costs as a percent of revenue and hold the line on other driver-related costs despite a tightening driver labor pool.

For the quarter, the additional cash flow from operations (+70.3% to $9.4 million) produced by our improved performance strengthened our balance sheet.  Overall, we generated $9.9 million in free cash flow (net cash flow from operations plus net cash provided by investing activities), which we used to reduce our balance sheet debt to pre-2010 levels and to 41.1% of total capitalization.

Freight demand and truck capacity in the truckload marketplace seem to be near equilibrium with pockets of strength and softness in particular geographic regions around the country.  Demand has moderated recently and we have yet to see a strong fall peak shipping season, so we expect the overall market to remain near equilibrium until Thanksgiving with demand outstripping capacity in certain parts of the country.  We believe capacity will exceed demand during the seasonally weak winter months, but we anticipate further tightening of capacity as next spring approaches.  We expect elevated fuel costs, continued tight credit, an aging tractor fleet and implementation of the Department of Transportation’s Comprehensive Safety Analysis 2010 (a wide-ranging performance-based safety initiative) in November to create a more significant shortage of trucks in 2011 than the industry has experienced during 2010.

While we are optimistic about the industry’s prospects as 2011 and beyond unfolds, we are bracing for what is likely to be two challenging quarters between now and next spring.  We have improved our model considerably over the past year and those improvements will serve us well for the next six months, but we are also facing some near-term headwinds.

•
Our fuel cost per gallon rose steadily throughout the quarter, averaging 11.9% more than the comparable quarter.  The steady increase in fuel prices prevented our fuel surcharge program from keeping pace with the rising costs.  Thus, we purchased more fuel gallons at a higher price with less fuel surcharge recoveries.  The result was approximately 170 basis points of additional operating margin consumed by fuel costs, or approximately $0.10 per share.

•
Our tractor and trailer fleets are older than what we specify in our business model; 28 and 66 months, respectively, compared to our model of 22 and 42 months.  As a result, we incurred approximately 180 basis points of additional operating margin for maintenance costs, or approximately $0.11 per share.

We have placed approximately 400 new tractors in service during 2010 and we have contracted to purchase an additional 500 tractors with delivery throughout 2011.  The new tractors are more fuel efficient and require far less maintenance than the tractors we are taking out of service.  This month, we will also begin taking delivery of some of the 400 new trailers that we have purchased, with final delivery scheduled to take place during the first quarter of 2011.  However, it will take a few quarters for the financial impact of the new equipment to appear, particularly during the winter months when cold and wintery weather typically increases fuel and maintenance costs.

We are pleased with our strategic progress, and we believe our model is well-positioned to capitalize on future economic recovery.  In the near-term, we will work to build greater Spider Web density in our freight network, expand our asset-light services and update our tractor fleet.

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

Base revenue from our Strategic Capacity Solutions and Intermodal operating segments have fluctuated in recent periods.  These services typically do not involve the use of our tractors and trailers.  Therefore, an increase in revenue from these operating segments tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue.  Likewise, a decrease in revenue from these operating segments tends to cause those expenses to increase as a percentage of base revenue with a related increase in purchased transportation expense.  Since changes in revenue from these operating segments generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.  Base revenue from our Strategic Capacity Solutions operating segment increased approximately 166.4% and 159.0% for the three and nine month periods ended September 30, 2010, compared to the same periods of the prior year.  Base revenue from our Intermodal operating segment increased approximately 49.8% and 49.7% for the three and nine month periods ended September 30, 2010, compared to the same periods of the prior year.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue, for the periods indicated.  The period-to-period comparisons below should be read in conjunction with this table and our Consolidated Statements of Operations and accompanying notes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Base revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	33.2	37.8	34.7	38.5
Fuel and fuel taxes (1)	12.4	13.5	13.1	13.1
Purchased transportation (2)	18.5	13.1	17.2	12.3
Depreciation and amortization	12.5	15.8	13.1	15.3
Operations and maintenance	9.9	7.6	9.1	8.1
Insurance and claims	5.2	6.6	5.9	6.7
Operating taxes and licenses	1.4	1.7	1.4	1.8
Communications and utilities	1.0	1.2	1.0	1.2
(Gain) loss on disposal of assets, net	--	--	--	--
Other	3.6	4.7	3.8	4.5
Total operating expenses and costs	97.7	102.0	99.3	101.5
Operating income (loss)	2.3	(2.0)	0.7	(1.5)
Other expenses (income):
Interest expense	0.9	0.8	0.9	0.8
Other, net	(0.1)	--	--	--
Total other expenses, net	0.8	0.8	0.9	0.8
Income (loss) before income taxes	1.5	(2.8)	(0.2)	(2.3)
Income tax expense (benefit)	0.9	(0.6)	0.2	(0.5)
Net income (loss)	0.6%	(2.2)%	(0.4)%	(1.8)%

(1)	Net of fuel surcharge revenue from Trucking operating segment.

(2)	Net of fuel surcharge revenue from Strategic Capacity Solutions and Intermodal operating segments.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Results of Operations – Combined Services

Our base revenue increased 22.4% from $82.3 million to $100.8 million; see each operating segment’s section below for a detailed explanation.

Net income for all service offerings was $0.6 million for the three months ended September 30, 2010, as compared to a net loss of $1.6 million for the same period of 2009.

Overall, our operating ratio improved by 4.3 percentage points of base revenue to 97.7% as a result of the following factors:

•
Salaries, wages and employee benefits decreased by 4.6 percentage points of base revenue due in large part to a 125.6% increase in non-trucking revenue, an 11.9% increase in Trucking base revenue per tractor per week and a 15.8% decrease in employee welfare costs (i.e., group insurance, payroll taxes, etc.).  If our Strategic Capacity Solutions and Intermodal revenue continues to increase, we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.  We have begun to see evidence of a tightening market of eligible drivers and anticipate that the implementation of CSA 2010 and new hours-of-service rules being reviewed by the Department of Transportation (“DOT”) may reduce the pool of eligible drivers and lead to increases in driver expenses that would increase salaries, wages, and employee benefits.

•
Fuel and fuel taxes decreased 1.1 percentage points of base revenue, driven by the above-mentioned increase in non-trucking revenue, a 32.9% increase in tractors provided by owner operators, who are responsible for their own fuel costs and a 9.2% increase in our net Trucking revenue per mile.  These decreases were partially offset by an 11.9% increase in fuel prices combined with a decrease in our fuel economy of 2.4% due in part to our higher mileage equipment.  The steady increases in fuel prices through the quarter prevented our fuel surcharge program from keeping pace with the rising costs, which combined with the decrease in fuel economy resulted in approximately 170 basis points of additional operating margin consumed by fuel costs, or approximately $0.10 per share.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, the percentage of total miles driven by owner operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•
Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 5.4 percentage points of base revenue.  This increase was due primarily to a 122.3% increase in carrier expense associated with our Strategic Capacity Solutions and Intermodal revenue growth and a 43.2% increase in owner-operator expense in our Trucking segment.  We expect this expense would continue to increase when compared to prior periods if we achieve our long-term goals to increase the revenue of our Strategic Capacity Solutions and Intermodal operating segments and grow our owner-operator fleet.

•
Depreciation and amortization decreased 3.3 percentage points of base revenue due to the above-mentioned increase in Trucking base revenue per tractor per week and an increase in the percentage of our fleet comprised of owner-operators.  Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions, and have increased with the introduction of the 2010 emission standards.  As a result of our plan to reduce the age of our fleet and due to increased costs of new equipment, we expect depreciation and amortization expense to increase as a percentage of revenue in future periods.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 2.3 percentage points of base revenue primarily due to a 55.5% increase in direct repair costs related to our higher mileage equipment and a 16.9% increase in tolls and weight tickets.  Toll expense has increased as a result of our excessive freight volumes in the Northeast U.S. where toll roads are more prevalent.  These increases were partially offset by the above mentioned increase in our net Trucking base revenue per mile and purchased transportation.  On April 1, 2009, we changed our method of accounting for tires; this change in estimate affected by a change in principle resulted in a reduction of operations and maintenance expense.  For the three months ended September 30, 2010 and 2009, this reduction on a pre-tax basis was approximately $1.3 million and $1.5 million, respectively, and on a net of tax basis of approximately $0.8 million ($0.08 per share) and $0.9 million ($0.09 per share), respectively.  Operations and maintenance expense may decrease as the age of our fleet decreases, but we do not expect to see the benefits of the new equipment in this line item for a number of quarters.  Additionally, we expect any effect of the new equipment on the next two quarters to be masked as winter weather typically increases maintenance costs.

•
Insurance and claims expense decreased 1.4 percentage points of base revenue as we have seen a reduction in the number and severity of motor vehicle accidents, which contributed to a 14.1% decrease in physical damage expense for the quarter.  This reduction in accident severity, combined with the continuing education of our drivers regarding accident prevention, contributed to a decrease in our bodily injury and property damage claims and physical damage claims.  If we are able to continue to successfully execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•	Operating taxes and licenses expense decreased 0.3 percentage points of base revenue due to a decrease in tractor registration cost related to the timing of placing equipment in service.

•
Our effective tax rate increased from 22.6% in the third quarter of 2009 to 60.0% for the same period of 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:
	Three Months Ended September 30,
	2010	2009
Total miles (in thousands) (1)	61,852	58,970
Empty mile factor (2)	10.3%	10.9%
Weighted average number of tractors (3)	2,345	2,292
Average miles per tractor per period	26,376	25,728
Average miles per tractor per week	2,007	1,958
Average miles per trip (4)(5)	546	577
Base Trucking revenue per tractor per week (5)	$2,842	$2,539
Number of tractors at end of period (3)	2,366	2,297
Operating ratio (6)	97.7%	102.0%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus owner-operator tractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

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

Base Revenue

Base revenue from our Trucking operating segment increased by 14.5% to $87.6 million from $76.5 million.

Overall, the weighted average size of our Trucking segment’s tractor fleet increased 2.3%, predominately due to the growth in our owner-operator fleet.  We increased the average number of owner-operators by 32.9% from the third quarter of 2009 to the same period of 2010.

We are committed to improving the pricing yield within our Trucking segment and have implemented Velocity (the number of times we load our fleet each week) and Yield Management initiatives to reach our goals.  Consistent with that philosophy, we have continued to make improvements as we reduced our average length-of-haul by 5.4% and increased both our Trucking base revenue per mile and velocity by 9.2%.

Results of Operations – Strategic Capacity Solutions and Intermodal

Base revenue from Strategic Capacity Solutions increased 166.4% to $10.1 million from $3.8 million while base revenue from our Intermodal segment increased 49.8% to $3.1 million.  Overall, the base revenue growth for both our Strategic Capacity Solutions and our Intermodal operating segments can be attributed to our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services.  In addition, we are continuing to build our Strategic Capacity Solutions infrastructure by establishing and developing new branches across the United States.  And, we anticipate our Intermodal revenue to increase in the coming quarters as we take delivery of our leased containers.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Results of Operations – Combined Services

Overall, our base revenue increased 15.6% from $246.4 million to $284.9 million; see each operating segment’s section below for a detailed explanation.

Net loss for all service offerings was $1.5 million for the nine months ended September 30, 2010, as compared to a net loss of $4.7 million for the same period of 2009.

Overall, our operating ratio improved by 2.2 percentage points of base revenue to 99.3% due to the following factors:

•
Salaries, wages and employee benefits decreased by 3.8 percentage points of base revenue due in large part to a 119.4% increase in non-trucking revenue, a 6.1% increase in net Trucking revenue per mile and to a lesser extent a decrease of 9.5% in the empty mile factor.  If our Strategic Capacity Solutions and Intermodal revenue continues to increase, we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.

•
Fuel and fuel taxes as a percent of base revenue have not changed year-over-year.  Increased fuel costs of 16.7% per gallon and a 1.4% reduction in fuel economy attributed to the harsh winter weather experienced in the first quarter of 2010 combined with miles per gallon degradation associated with higher mileage equipment were offset by the above-mentioned increase in non-trucking revenue and a $1.2 million gain recognized on the sale of a fuel contract during the second quarter which was recorded as a reduction of fuel expense.  On May 25, 2010 we entered into an agreement to purchase 0.5 million gallons of diesel fuel per month for the time period of July 2010 through June 2012 as a hedge against the price of diesel fuel.  On June 28, 2010 we sold the contract to lock in the related gains, which resulted in a net of tax gain of $0.07 per share.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, the percentage of total miles driven by owner operators, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•
Purchased transportation, which is comprised of owner-operator compensation and fees paid to external transportation providers such as railroads, drayage carriers, broker carriers and Mexican carriers, increased by 4.9 percentage points of base revenue.  This increase was due primarily to a 126.4% increase in carrier expense associated with our Strategic Capacity Solutions and Intermodal operating segment revenue growth combined with a 32.6% increase in our owner-operator expense.  We expect this expense would continue to increase when compared to prior periods if we can achieve our long-term goals to increase the revenue of our Strategic Capacity Solutions and Intermodal operating segments and grow our owner-operator fleet.

•
Depreciation and amortization decreased 2.2 percentage points of base revenue due to the above-mentioned increase in net Trucking revenue per mile and an increase in the percentage of our fleet comprised of owner-operators.  Prices for new tractors have risen in recent years due to Environmental Protection Agency mandates on engine emissions, and they are expected to increase with the introduction of the 2010 emission standards.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 1.0 percentage points of base revenue primarily due to our increased maintenance costs on our higher mileage equipment and a 32.4% increase in tolls and weight tickets.  These increases were partially offset by the above-mentioned increase in net Trucking revenue per mile and purchased transportation.  Toll expense has increased as a result of our excessive freight volumes in the Northeast U.S. where toll roads are more prevalent.  On April 1, 2009, we changed our method of accounting for tires; this change in estimate affected by a change in principle resulted in a reduction of operations and maintenance expense.  For the nine months ended September 30, 2010 and 2009, this resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $4.0 million and $2.9 million, respectively, and on a net of tax basis of approximately $2.5 million ($0.24 per share) and $1.8 million ($0.17 per share), respectively.

•
Insurance and claims expense decreased 0.8 percentage points of base revenue as we have seen a reduction in the severity of motor vehicle accidents which, in effect, has contributed to a decrease in bodily injury and property damage claims and physical damage claims.  Also having a positive impact has been the continuing education of our drivers regarding accident prevention. If we are able to continue to successfully execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•	Operating taxes and licenses expense decreased 0.4 percentage points of base revenue primarily due to a 1.6% decrease in Company-owned tractors.

•
Other expense decreased 0.7 percentage points of base revenue due to cost controls implemented in several areas of the Company and a reduction in software conversion costs combined with the increase in our in net Trucking revenue per mile and purchased transportation.

•
Our effective tax rate increased from 21.1% in 2009 to 69.8% in 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:
	Nine Months Ended September 30,
	2010	2009
Total miles (in thousands) (1)	183,958	179,292
Empty mile factor (2)	10.0%	11.1%
Weighted average number of tractors (3)	2,340	2,344
Average miles per tractor per period	78,614	76,489
Average miles per tractor per week	2,016	1,961
Average miles per trip (4)(5)	547	605
Base Trucking revenue per tractor per week (5)	$2,760	$2,531
Number of tractors at end of period (3)	2,366	2,297
Operating ratio (6)	99.3%	101.5%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus owner-operator tractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

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

Base Revenue

Base revenue from our Trucking operating segment increased by 8.9% to $251.9 million from $231.3 million.

Overall, while the weighted average size of our Trucking segment’s tractor fleet has decreased 0.2%, we have grown our weighted average owner-operator fleet by 19.9% to 181 tractors and decreased the weighted average size of the Company-owned tractor fleet by 1.6% to 2,159 tractors.

We are committed to improving the pricing yield within our Trucking segment and have implemented Velocity and Yield Management initiatives to reach our goals.  Consistent with that philosophy, we have continued to make improvements as we reduced our average length-of-haul by 9.6%, while increasing our velocity by 15.1% and our Trucking base revenue per mile by 6.1%.

Results of Operations – Strategic Capacity Solutions and Intermodal

Base revenue from our Strategic Capacity Solutions operating segment increased 159.0% to $24.8 million from $9.6 million while base revenue from our Intermodal operating segment increased 49.7% to $8.1 million from $5.4 million.    Overall, the base revenue growth for both our Strategic Capacity Solutions and our Intermodal operating segments can be attributed to our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services.  In addition, we are continuing to build our Strategic Capacity Solutions infrastructure by establishing and developing new branches across the United States.  And, we anticipate our Intermodal revenue to increase in the coming quarters as we take delivery of our leased containers.

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

On June 28, 2010, the Company sold its contract related to the forecasted purchase of diesel fuel for the time period of July 2010 through June 2012 to lock in related gains.  The purchase contract had not been designated as a hedge for accounting purposes; therefore, the related gain was recorded as a reduction in fuel expense of approximately $1.2 million on a pre-tax basis and on a net of tax basis of approximately $0.7 million or $0.07 per share for the quarter ended June 30, 2010.

At September 30, 2010, we did not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

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

Liquidity and Capital Resources

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility that was to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014.

        The nature of our business requires significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Credit Agreement and capital lease purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under financing arrangements.  We use these financing arrangements to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.  Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity.  We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months.  There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing and facility renewal will be available, if at all, in amounts required or on terms satisfactory to us.  At September 30, 2010, we had approximately $48.3 million available under the Agreement.

Our balance sheet debt, less cash, represents 41.1% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 50.3% of our total debt and carry an average fixed rate of 3.8%.  We also have additional availability on our revolving credit line of approximately $48.3 million, which we could have borrowed without violating any of our current financial covenants applicable to us on September 30, 2010.  We expect our net capital expenditures for the remainder of 2010 to be approximately $16.4 million.

Cash Flows
	(in thousands)
	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$34,299	$27,146
Net cash used in investing activities	(22,475)	(20,380)
Net cash used in financing activities	(11,292)	(5,748)

Net cash provided by operating activities increased approximately $7.2 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The change was primarily due to the following factors:

•
A $1.5 million net loss was incurred for the nine months ended September 30, 2010 compared to the $4.7 million net loss for the comparable prior year period due primarily to a 19.9% increase in revenue.

•	A decrease of approximately $1.0 million in our tax liability resulting from the loss incurred during the current year.

•
Resulting from the loss we incurred in 2009, we recorded a federal tax receivable of $10.0 million in the fourth quarter of 2009.  We collected this tax refund during the second quarter of this year, which resulted in a reduction of accounts receivable.  The tax refund impact to accounts receivable was offset by an increase in trade freight accounts receivable, net of the allowance for uncollectible accounts, of $11.6 million due to an increase in revenue.  The cumulative result of the tax, trade freight and other receivables was a reduction in net cash used of $2.6 million when compared to the same period of the prior year.

•
During the nine months ended September 30, 2010, cash used for purchases of inventories, prepaid expenses and other current assets increased $2.6 million compared to the comparable prior year period.   Our accounting for prepaid tires accounted for $1.1 million of the increase.  The remaining difference was primarily due to an increase in maintenance parts inventory and credit facility renewal fees.

•
For the nine months ended September 30, 2010, trade accounts payable and accrued expenses provided $5.3 million more cash than the comparable prior year period.  The primary reasons for the change were due to the timing of the fuel invoices as well as the increased cost of fuel, increasd purchased transportation expense and an increase in maintenance costs.

For the nine months ended September 30, 2010, net cash used in investing activities was $22.5 million, compared to $20.4 for the same period of 2009.  Of the $2.1 million increase in the use of cash during this period, purchases increased $1.5 million primarily attributable to the purchases of revenue equipment, facilities projects, and information system upgrades.  In contrast, proceeds from the sale of equipment decreased $0.6 million primarily due to fewer tractors sold during the comparable period. For the nine months ended September 30, 2010, we sold 317 units compared to 442 units for the same period of the prior year.

For the nine months ended September 30, 2010, net cash used in financing activities was $11.3 million, compared to cash used by financing activities of $5.7 million for the same period of 2009.  This $5.6 million increase in cash used by financing activities is primarily attributable to reduced borrowing from our Credit Facility and less cash used for the repayment of debt on our revenue equipment leases.  For the nine months ended September 30, 2010, we borrowed a net amount of $2.7 million compared to $15.8 million for the same period in 2009 due to improved cash flow from operations.  For our capital lease obligations, we have used $10.8 million in cash to fund these obligations compared to $19.9 million for the same period of the prior year.

Debt

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility that was to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014.

Borrowings under the Credit Agreement are classified as “base rate loans,” “LIBOR loans” or “Euro dollar loans.”  Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.0%, based on the Company’s leverage ratio.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  Euro dollar loans accrue interest at the LIBOR rate in effect at the beginning of the month in which the borrowing occurs plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  On a per annum basis, the Company must pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it must pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

The interest rate on our overnight borrowings under the Credit Agreement at September 30, 2010 was 3.5%.  The interest rate including all borrowings made under the Credit Agreement at September 30, 2010 was 3.0%.  The interest rate on the Company’s borrowings under the Credit Agreement for the nine months ended September 30, 2010 was 2.6%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At September 30, 2010, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $136.0 million at September 30, 2010, and all trade and other accounts receivable.

The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.25 until December 31, 2010 and 3.00 thereafter, and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.1 million at September 30, 2010.  We were in compliance with these covenants at September 30, 2010.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company recently refinanced its debt in April 2010, the borrowings under the Credit Agreement approximate its fair value.

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

Equity

At September 30, 2010, we had stockholders’ equity of $139.3 million and total debt including current maturities of $99.3 million, resulting in a total debt, less cash, to total capitalization ratio of 41.1% compared to 42.1% at December 31, 2009.

Purchases and Commitments

As of September 30, 2010, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $16.4 million for the remainder of 2010, approximately $15.6 million of which relates to revenue equipment acquisitions.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $0.8 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the nine months ended September 30, 2010, we made $27.2 million of net capital expenditures, including $25.6 million for revenue equipment purchases and $1.6 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at September 30, 2010, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$51,716	$--	$--	$51,716	$--
Capital lease obligations (2)	53,872	19,717	31,769	2,386	--
Purchase obligations (3)	19,338	19,338	--	--	--
Rental obligations	3,391	1,216	1,378	483	314
Total	$128,317	$40,271	$33,147	$54,585	$314

(1)
Long-term debt obligations, excluding letters of credit in the amount of $2.3 million, consist of our recently consummated Credit Agreement, which matures on April 19, 2014. The primary purpose of this agreement is to provide working capital for the Company; however, the agreement is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources.  Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time.  Based on these factors, we have not included in this line item an estimate of future interest payments.

(2)	Includes interest payments not included in the balance sheet.

(3)	Purchase obligations include commitments to purchase approximately $19.0 million of revenue equipment, none of which is cancelable by us upon advance written notice.

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

•
Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation.  We record both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported.  The current portion of the accrual reflects the amounts of claims expected to be paid in the next twelve months.  In making the estimates, we rely on past experience with similar claims, negative or positive developments in the case and similar factors.  We do not discount our claims liabilities.  See our Claims Liabilities disclosure elsewhere in this report and in our Annual Report on Form 10-K for additional information.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at September 30, 2010, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended September 30, 2010, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•
Prepaid tires.  Effective April 1, 2009, we changed our method of accounting for tires.  Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the three and nine months ended September 30, 2010, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.3 million and $4.0 million, respectively, and on a net of tax basis of approximately $0.8 million ($0.08 per share) and $2.5 million ($0.24 per share), respectively.  For the three and nine months ended September 30, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $1.5 million and $2.9 million, respectively, and on a net of tax basis of approximately $0.9 million ($0.09 per share) and $1.8 million ($0.17 per share), respectively.

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

Interest Rate Risk.  We are exposed to interest rate risk primarily from our Credit Agreement.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage which is determined based on our attainment of certain financial ratios.  At September 30, 2010, we had $51.7 million outstanding pursuant to our Credit Agreement including letters of credit of $2.3 million.  Assuming the outstanding balance at September 30, 2010 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Credit Agreement would increase our interest expense over a one-year period by approximately $0.5 million.

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

        Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  In May 2010, we entered into a contract to hedge 0.5 million gallons of diesel fuel per month for July 2010 through June 2012.  In June 2010, we accepted a favorable settlement offered by the other party to terminate the contract in exchange for a $1.2 million payment to us.  The contract was terminated before the hedging began in July 2010.  Had we not terminated the contract and had fuel prices decreased below the contracted price, the result would have been a negative impact on our fuel costs.  As of September 30, 2010, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

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
        On July 2, 2010 a former driver employee, filed a lawsuit against us titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  The Company has filed a petition seeking to remove the case to the United States District Court, Central District of California and has filed an answer denying the plaintiff’s allegations. The petition for removal is currently pending before the court.  The lawsuit seeks monetary damages for the alleged violations.

ITEM 1A.	RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Risk Factors” in Item 1A of that report.  Except as set forth below, we do not believe there have been any material changes in these risks during the nine months ended September 30, 2010.

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

        We have significant ongoing capital requirements that could harm our financial condition, results of operations, and cash flows if we are unable to generate sufficient cash from operations, or obtain financing on favorable terms.

The truckload industry is capital intensive. Historically, we have depended on cash from operations, borrowings from banks and finance companies, and leases to expand our revenue equipment fleet and to upgrade our revenue equipment. We expect that capital expenditures to replace and upgrade our revenue equipment will increase from the low levels in 2009 and the first three quarters of 2010 as we upgrade our tractor and trailer fleet that has increased in age over the historical average age, and as justified by increased freight volumes, to expand our tractor and trailer fleet and our intermodal containers. If we are unable to decrease the age of, or expand, our tractor and trailer fleet or expand our supply of intermodal containers our financial condition could be materially and adversely affected.

        We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation (the “DOT”) and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. Our Company drivers and owner-operators also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods. The DOT is currently engaged in a rulemaking proceeding regarding drivers’ hours-of-service, and the result could negatively impact utilization of our equipment. The Federal Motor Carrier Administration (the “FMCSA”) was recently ordered by the U.S. Court of Appeals for the District of Columbia Circuit to issue a proposed rule by the end of 2010 on supporting documents for hours-of-service compliance.

We are unable to predict what form the new hours-of-service rules may take, how a court may rule on challenges to such rules and to what extent the FMCSA might attempt to materially revise the rules.  On the whole, however, we believe that any modifications to the current rules may decrease maximum driving hours per day, which would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

 The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business because some of our customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.  Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition.  A downgrade in our safety rating could cause us to lose the ability to self-insure.  The loss of our ability to self-insure for any significant period of time would materially increase our insurance costs. In addition, we may experience difficulty in obtaining adequate levels of coverage in that event.  Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

During 2010, the FMCSA plans to launch CSA 2010, a new enforcement and compliance model implementing driver standards in addition to our current standards. As discussed more fully below, CSA 2010 may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Additionally, proposed FMCSA rules and practices followed by regulators may require us to install electronic, on-board recorders in our tractors if we experience unfavorable compliance with rules or receive an adverse change in safety rating. Such installation could cause an increase in driver turnover, adverse information in litigation, cost increases, and decreased asset utilization.

Other agencies, such as the Environmental Protection Agency (the “EPA”) and the Department of Homeland Security also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration, or TSA, has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our deadhead miles on customer shipments. As a result, it is possible that we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

In addition, our operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of wastewater and storm water, and with waste oil and fuel storage tanks. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on our business and operating results. Additionally, if we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

EPA regulations limiting exhaust emissions became more restrictive in 2010. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results. In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Federal and state lawmakers also are considering a variety of climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

From time to time, various federal, state, or local taxes are increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

        CSA 2010 could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA 2010, drivers and fleets will be evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating will be expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.

The new safety-related standards are scheduled to be implemented in late 2010, and we expect enforcement to begin in 2011. These implementation and enforcement dates have already been delayed and may be subject to further change.  An adverse CSA 2010 rating could negatively impact our DOT safety rating.  We are preparing for CSA 2010 through evaluation of existing programs and training our drivers and potential drivers on CSA 2010 standards.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the nine months ended September 30, 2010, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the third quarter of 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	--	$--	--	2,000,000
August 1 – August 31	--	--	--	2,000,000
September 1 – September 30	--	--	--	2,000,000
Total	--	$--	--	2,000,000

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

USA Truck, Inc.
(Registrant)

Date:	October 29, 2010	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
President and Chief Executive Officer

Date:	October 29, 2010	By:	/s/ Darron R. Ming
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