Form 10-K
period 2010-12-31
USA TRUCK INC
filed 2011-03-07
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [    ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer____         Accelerated Filer __X__         Non-Accelerated Filer _____        Smaller Reporting Company____

    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $126,678,858 (in making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and affiliated holders of more than 10% of the registrant’s outstanding common stock, and no other persons, are affiliates).

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of March 2, 2011 is 10,498,754.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders	Part III
in connection with the 2011 Annual Meeting

PART I

Item 1.	BUSINESS

We are a truckload carrier providing transportation of general commodities throughout the continental United States, into and out of Mexico and into and out of portions of Canada.  Generally, we transport full dry van trailer loads of freight from origin to destination without intermediate stops or handling. To complement our General Freight operations, we provide dedicated, brokerage and rail intermodal services.  For shipments into Mexico, we transfer our trailers to tractors operated by Mexican carriers at a facility in Laredo, Texas, which is operated by the Company’s wholly-owned subsidiary.  Through our asset based and non-asset based capabilities, we transport many types of freight for a diverse customer base in industries such as industrial machinery and equipment, rubber and plastics, retail stores, paper products, durable consumer goods, metals, electronics and chemicals.

Our business is classified into three operating segments: our Trucking operating segment consisting of our General Freight and Dedicated Freight service offerings; our Strategic Capacity Solutions operating segment consisting entirely of our freight brokerage service offering (“SCS”); and our Intermodal operating segment, consisting of our rail intermodal services.  We previously included the results of our freight brokerage and Container-on-Flat-Car (“COFC”) portion of our rail Intermodal service offering in our SCS operating segment.  The Trailer-on-Flat-Car (“TOFC”) portion of our rail Intermodal service offering was classified within our Trucking operating segment.  COFC and TOFC are now combined and reported as Intermodal and brokerage is now reported as SCS.  SCS and Intermodal are reported as separate operating segments.

 Our truckload freight services utilize equipment we own or equipment owned by independent contractors for the pick-up and delivery of freight.  Our General Freight service offering transports freight over irregular routes as a short- to medium-haul common carrier.  Our Dedicated Freight service offering provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.  At December 31, 2010, our Trucking fleet consisted of 2,363 in-service tractors and 6,709 in-service trailers and our average length-of-haul for 2010 was 560 miles.

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.  Both our SCS and Intermodal operating segments, while making significant contributions to our business, represent a relatively small portion of our revenue (SCS represented approximately 9.0% and Intermodal 3.5% of total base revenue for 2010).

We aggregate the financial data for our Trucking operating segment, SCS operating segment and rail Intermodal operating segment into one segment for financial reporting purposes.  The discussion of our business in this Item 1 focuses primarily on Trucking, which is our dominant segment, producing 87.5% of our total base revenue in 2010.

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

Strategic and Operating Objectives

We have studied our business carefully to determine the best path to narrowing the current and historic disparity between our stock’s valuation and those of our peers.  Going forward, we are continuing to pursue two primary strategic objectives:

•
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

Our traditional model, which was primarily medium- to long-haul, produced industry-leading operating margins when freight demand was plentiful, but we struggled under that model when freight demand was scarce.  A significant majority of our revenue is now derived from a shorter length-of-haul, as we adjusted our business model in order to meet these strategic objectives.

While our revenue production has been volatile throughout the economic cycles, our cost discipline has not.  We are consistently one of the lowest cost operators in the truckload industry.   Maintaining our cost discipline will be crucial to successfully achieving our objective of improved earnings consistency.

The attainment of our strategic direction and objectives is dependent upon the execution of our operating plan and its supporting initiatives that we call VEVA (“Vision for Economic Value Added”).  VEVA is a detailed, quarter-by-quarter operating plan designed to expand our Common Stock valuation multiples by earning a 10% return on capital and simultaneously driving our weighted average cost of capital below 10%.  VEVA calls for the expansion of our Common Stock valuation multiples beyond our truckload peer group’s mean by sustaining or improving our capital management targets and leveraging a more diversified business model to produce a 10% compounded annual earnings growth rate.

VISION.  Our primary long-term strategic objectives – to expand the value of our Common Stock through improved returns on capital and to improve the consistency of our earnings growth – precipitated the need to make two fundamental changes within our Company.  First, deep organizational change was necessary to retool USA Truck to maximize returns on capital and de-emphasize our historical strategy of persistently growing our tractor fleet.  Second, a fresh operational approach was necessary to break our reliance upon medium- to long-haul freight and instead focus on freight network yield.  Thus, a clear vision for USA Truck’s future emerged.

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

Project Tech.  For a variety of reasons we have lost the competitive advantage once afforded by our legacy mainframe computer platform.  To strengthen our ability to make more timely decisions that our evolving business model demanded, we began a process to migrate our legacy mainframe platform and internally-developed software applications to server-based platforms.  To supplement and enhance our efforts, we are purchasing off-the-shelf products for our core software needs, and developing value-added decision-support software applications internally.  To date we have converted our SCS, Intermodal and Dedicated operations and certain administrative applications to this new platform.  And, we intend to convert our General Freight operations during 2011.

Project People.  We recognize that aligning the interests and efforts of every team member at USA Truck is essential to achieving our long-term strategic objectives.  In that regard, we have instituted several programs designed to facilitate that alignment.  From job descriptions to performance evaluations to talent cultivation, we have challenged, empowered and rewarded our team members for performance.  We endeavored to improve the productivity of our non-driver personnel by using a combination of performance-driven management and a more focused, process-driven approach to managing our business.  We believe that is the best path to service our customers, produce results for our stockholders and reward our team members.

As the vast majority of our revenue comes from our Trucking operating segment, we believe most of our initiatives should be focused on improving the returns on capital and earnings consistency within that segment.  We have designed a freight network to maximize yield, which we define as the optimal combination of tractor utilization, pricing, empty miles and variable operating costs.  We know the specific traffic lanes in which we want to move freight, and the required volumes and prices necessary to maximize yield in those lanes.  As a result, we believe we will be well-positioned to achieve our long-term strategic objectives through the continued implementation of the following four initiatives, which were launched during 2008.

Project Velocity.  The marketplace for truckload freight has changed.  The proliferation of retail distribution centers and the growing rail intermodal market share in long-haul lanes have led to a significant reduction in truckload freight volume in those long-haul lanes.  The marketplace is forcing truckload carriers into shorter-haul markets, but operational execution in those markets is very challenging and requires tremendous intensity and discipline.  Though we are targeting network yield (not length-of-haul), we recognize that our model will be shorter-haul biased simply because the freight volumes we seek are in that market.  Thus, it was imperative for us to position the Company to execute in the shorter-haul environment.  Our Project Velocity has been designed to do just that.

Yield Management.  The concept of freight network yield has been incorporated into our business processes and performance measurements.  Our Yield Management initiative laid the foundation for the development of our defined freight network.  We recognize that yield is not driven exclusively by pricing, so we are also monitoring our tractor fleet size to help us attain acceptable pricing levels.  We are committed to managing our freight operations to maximize yield.

Cost Discipline.  USA Truck has long been an industry leader in operating cost per mile.  Cost is such a critical component for network yield that we manage costs weekly and we look at it in two buckets: variable costs per mile and total fixed costs.  Our primary goal is obviously to keep costs as low as possible, but we also want to improve the flexibility within the cost structure so it can be quickly adjusted as economic conditions change.  We have also devoted considerable attention to fuel costs, gross margins in our asset-light service offerings and an assortment of fixed costs including non-driver wages.

War on Accidents.  In late 2007, we implemented our War on Accidents safety initiative which led to a complete overhaul of our safety program.  In connection with this initiative, we have increased the safety focus of our drivers and staff personnel and instituted an organizational emphasis on hiring safe drivers, training them effectively, holding them accountable for performance and rewarding them for successes.  There are many moving parts to this initiative; however, since its implementation, results reflect that the basic formula is working, as we have reduced the annual average Department of Transportation (“DOT”) reportable accident frequency by approximately 25.9% since 2007.

We have determined that bringing our freight network design to life and successfully implementing all of the above six initiatives will not be enough for us to consistently grow our earnings or to produce returns on capital exceeding our cost of capital through the ups and downs of our cyclical industry.  In order for us to grow our business, we will need to meet the increasing demands of our customers to provide an integrated bundle of services.  To meet these demands, our plan calls for two asset-light service offerings: our SCS operating segment, which consists entirely of our freight brokerage service offering, and our Intermodal operating segment, which provides rail intermodal services.  Our SCS and Intermodal operating segments will allow us to boost our returns on capital, to provide additional sources of sustainable earnings growth and offer our customers flexible capacity for their transportation needs in a variety of service and cost levels.

Strategic Capacity Solutions.  Our SCS operating segment, consisting entirely of freight brokerage, matches customer shipment needs with available equipment of other carriers, including our own.  As we continue to expand our knowledge of the brokerage business, we are incorporating that knowledge into our developing brokerage model.  This has allowed us to expand existing branches, establish five new branches around the United States and continue to expand our customer base and relationships with third-party broker carriers.

Intermodal.  Our Intermodal operating segment, consisting entirely of rail intermodal services, provides our customers cost savings over General Freight with a slightly slower overall transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  During August 2010, the Company entered into a long-term agreement with BNSF Railway to lease 53’ domestic intermodal containers.  Prior to the agreement, the majority of Intermodal’s revenue was derived from TOFC service.  The addition of private containers offers the Company an opportunity to continue its growth in the intermodal marketplace and to continue to offer our customers additional transportation solutions.  We are committed to penetrating new markets and broadening our customer base with our Intermodal operating segment.

EXECUTION.  We have painstakingly identified the key performance indicators (“KPI”) for VEVA, set targets for each of them and assigned ownership to individual team members who have accepted responsibility for them and are held accountable for results daily.  Executive management is providing resources, removing barriers and working closely with middle management and front-line personnel to ensure that those targets are met.  While our return on capital and earnings growth goals are ambitious, we believe the individual KPI targets are attainable.  By focusing on those individual KPI targets, we believe that we can reach our long-term strategic objectives.

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

We operate primarily in the highly fragmented for-hire truckload segment of the market.  The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market.  This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year.  According to Transport Topics, measured by annual revenue, the 40 largest truckload carriers accounted for approximately $20.3 billion of the for-hire truckload market in 2009.  We were ranked number 22 of the largest truckload carriers based on total revenue for 2009.  The industry continues to undergo consolidation.  In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

We compete primarily with other truckload carriers, private fleets and, to a lesser extent, railroads and less-than-truckload carriers.  A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than we do.  We also compete with truckload and less-than-truckload carriers for qualified drivers.

The principal means of competition in the truckload segment of the industry are service and price, with rate discounting being particularly intense during economic downturns.  Although we compete more on the basis of service rather than rates, rate discounting continues to be a factor in obtaining and retaining business.  Furthermore, a depressed economy tends to increase both price and service competition from alternative modes such as less-than-truckload carriers, as well as intermodal carriers.  Although an increase in the size of the market would benefit all truckload carriers, we believe that successful carriers are likely to grow primarily by offering additional services to their customers and acquiring a greater market share.

Marketing and Sales

We focus the majority of our marketing efforts on customers with premium service requirements and who have heavy shipping needs within our primary operating areas.  This permits us to position available equipment strategically so that we can be more responsive to customer needs.  We believe it also helps us achieve premium rates and develop long-term, service-oriented relationships.  Our team members have a thorough understanding of the needs of shippers in many industries.  These factors allow us to provide reliable, timely service to our customers.  For 2010, approximately 95.4% of our total revenue was derived from customers that were customers prior to 2010, and we have provided services to our top 10 customers for an average of approximately 16 years.  We provided service to 1,036 customers in 2010.

The table below shows the percentage of our total revenue attributable to our top ten and top five customers and largest customer for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Top 10 customers	35%	32%	32%
Top 5 customers	23%	20%	21%
Largest customer	7%	4%	6%

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

We require customers to have credit approval before dispatch.  We bill customers at or shortly after delivery and, during 2010, receivables collection averaged approximately 32 days from the billing date.

Operations

While we provide our services throughout the continental United States, we conduct most of our freight transport operations east of the Rocky Mountains.  The following table shows our total Company average length-of-haul and the average length-of-haul for the two service offerings in our Trucking segment, in miles, for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Total Company	560	599	718
Trucking service offerings:
General Freight	569	618	769
Dedicated Freight	433	471	406

Our Operations Department consists primarily of our fleet managers and freight coordinators.  Each fleet manager supervises between approximately 45 and 60 drivers in our various service offerings and our fleet managers are the primary contacts with our drivers.  They monitor the location of equipment and direct its movement in the safest, most efficient and practicable manner.  Freight coordinators assign all available units and loads in a manner that maximizes profit and minimizes costs.  The Operations Department focuses on making trucks available for dispatch, selecting profitable freight and efficiently matching that freight to available trucks, all of which must be achieved without sacrificing customer service, equipment utilization, driver retention or safety.

Safety

We are committed to improving our safety performance.  The Safety Department’s mission is to focus our efforts on creating the safest possible environment for our drivers and the public, provide the safest possible service to our customers, reduce insurance and claims costs and foster a top-to-bottom culture of safety throughout the Company.

We emphasize safe work habits as a core value throughout our organization, and we engage in proactive training and education relating to safety concepts, processes and procedures.  The evaluation of an applicant’s safety record is one of several essential criteria we use when hiring drivers.  We conduct pre-employment, random, reasonable suspicion and post-accident alcohol and substance abuse testing in accordance with the DOT regulations.

Safety training for new drivers begins in orientation, when newly hired team members are taught safe driving and work techniques that emphasize the importance of our commitment to safety.  Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to our new drivers.  New drivers who successfully complete the on-the-road program must then pass a road test before being assigned to their own tractor.  Additionally, all Company drivers participate in the Smith System® driver improvement program, a nationally recognized training program for professional drivers that focuses on collision prevention through hands-on instruction.

To reinforce and promote safety concepts Company-wide, we conduct two “live” safety training classes each year and provide other monthly training courses designed to keep our drivers up-to-date on safety topics and to reinforce and advance professional driving skills.  Additionally, the Safety Department conducts safety meetings with dispatch personnel to address specific safety-related issues and concerns.

In addition to the regular safety meetings, the Safety Department also conducts “safety blitzes” at our high-traffic terminals.  These periodic blitzes are designed to keep safety at the forefront for our drivers and other team members, and supplement our regular meetings by targeting specific safety issues such as proper backing techniques, DOT inspections or mirror check stations.  Active participation is required from the drivers.

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

In 2008, we established an economic awards program to reward those drivers who have achieved specified safety milestones.  Drivers are recognized at the annual President’s Million Mile Banquet and outstanding drivers are also recognized in Company-wide publications and media releases announcing the driver’s achievements.  Driver safety achievements are also noted with special uniform patches, caps, letters of recognition and other awards that identify the driver as having reached a safety milestone.

We maintain a modern fleet of tractors and trailers.  This factor, in conjunction with the regular safety inspections that our drivers and our Maintenance Department conduct on our equipment, assists us in our goal of having equipment that is well-maintained and safe.  Our tractors are equipped with anti-lock braking systems and electronic governing equipment that limits the maximum speed of our tractors to no more than 63 miles per hour. In addition, substantially all tractors added since 2008 are equipped with stability control systems, which assists in further reducing the potential for accidents.

Insurance and Claims

The primary risks for which we obtain insurance are cargo loss and damage, personal injury, property damage, workers’ compensation and employee medical claims.  We self-insure for a portion of claims exposure in each of these areas.

We maintain insurance with licensed insurance carriers in amounts that are above those for which we self-insure.  Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits.  While we have experienced relatively good conditions in the insurance markets during the last five years, an unexpected loss or changing conditions in the insurance market could adversely affect premium levels.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed.  If these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, our results of operations and financial condition could be materially and adversely affected.

Drivers and Other Personnel

Driver recruitment and retention are vital to success in our industry.  Recruiting drivers is challenging given our high standards and because enrollment levels in driving schools are volatile.  Retention is difficult because of wage and job fulfillment considerations.  Driver turnover, especially in the early months of employment, is a significant problem in our industry, and the competition for qualified drivers is intense.  Although we have had significant driver turnover during certain periods in the past, we have been able to attract and retain a sufficient number of qualified drivers to support our operations.  One of the ways we are attempting to address the driver turnover issue is by placing more emphasis on hiring drivers who live in locations that are in close proximity to our network lanes.  However, we expect the driver market to tighten as a result of the FMCSA’s new Compliance Safety Accountability program (“CSA”) (formerly “Comprehensive Safety Analysis 2010”).  In order to attract and retain drivers we must continue to provide safe, attractive and comfortable equipment, direct access to management and competitive wages and benefits designed to encourage longer-term employment.

Driver pay is calculated primarily on the basis of miles driven, and increases based on tenure and driver performance.  We believe our current pay scale is competitive with industry peers.

On March 2, 2011, we had approximately 2,900 team members, including approximately 2,250 driver team members.  We do not have any team members represented by a collective bargaining unit. In the opinion of management, our relationship with our team members is good.

Revenue Equipment and Maintenance

Our policy is to replace most tractors within 36 to 48 months and most trailers within 84 to 120 months from the date of purchase.  Because maintenance costs increase as equipment ages, we believe these trade intervals allow us to more closely control our maintenance costs and to economically balance those costs with the equipment’s expected sale or trade values.  Such trade intervals also permit us to maintain substantial warranty coverage throughout our period of ownership.

We make equipment purchase and replacement decisions based on a number of factors, including new equipment prices, the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, regulatory changes, fuel efficiency, equipment durability, equipment specifications and the availability of drivers.  Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors or trailers from time to time.  In that regard, in an effort to protect our pricing yield and equipment utilization, during the fourth quarter of 2008, we reduced the number of Company-owned tractors we had in service by approximately 250 or 10.3%, and designated them for disposition.  The reduction targeted those tractors with the highest miles and resulted in a fourth quarter 2008 impairment charge of approximately $0.03 per share as their book value had to be adjusted down to their market value.  This write down of approximately $0.5 million is included in Other operating expenses in the accompanying consolidated statements of operations.  In conjunction with our strategic objective of positioning the Company for long-term revenue growth, we will add equipment as the freight market and driver availability dictate.  Generally, our primary business strategy of earning greater returns on capital requires us to improve the profitability of our existing tractors before we consider materially adding to the fleet size.

In January 2011, we began installing SkyBitz® trailer tracking technology and cargo sensors and will eventually outfit more than 6,000 trailers with this technology.  We expect the new technology to contribute to more efficient asset utilization across our fleet, improve customer satisfaction through better asset allocation and load visibility and enhance load security.  This technology is designed to provide managers the ability to view trailer assets in real-time and run customizable management and operational reports for each trailer in their fleet, allowing us to operate with a more efficient trailer-to-tractor ratio than we would otherwise.  We expect to be able to automatically download all of the positioning data into our own truckload management software and fully integrate with SkyBitz®.

The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases as of the indicated dates.

	Year Ended December 31,
	2010	2009	2008
Tractors:
Acquired	416	460	786
Disposed	485	451	786
End of period total	2,439	2,508	2,499
Average age at end of period (in months)	29	27	24
Trailers:
Acquired	100	--	450
Disposed	598	137	123
End of period total	6,716	7,214	7,351
Average age at end of period (in months)	67	63	51

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

We finance revenue equipment purchases through our Credit Agreement, capital lease-purchase arrangements, proceeds from sales or trades of used equipment and cash flows from operations.  Substantially all of our tractors and trailers are pledged to secure our obligations under financing arrangements.

In addition to tractors that we own, we contract with owner operators for the use of their tractors and drivers in our operations.  We offer a lease-purchase program to drivers interested in owning their own equipment and becoming independent contractors.  The program offers qualified drivers the opportunity to purchase their own tractors through a third-party financing program.  The drivers may purchase tractors directly from us or from outside sources.  At December 31, 2010, 182 independent contractors were under contract with us, which included 38 lease-purchase operators.

Beginning January 1, 2010, new federal emissions requirements became effective for all heavy-duty engines. These new requirements reduce the levels of specified emissions from heavy-duty engines manufactured in or after 2010, and resulted in cost increases when we acquired tractors equipped with these engines. In order to comply with the standards, new emissions control technologies, such as selective catalytic reduction strategies and advanced exhaust gas recirculation systems, are being utilized.  In anticipation of an increase in the purchase price of new equipment related to the 2010 emissions requirements, we accelerated the purchase of 100 replacement tractors in 2009 and purchased another 300 pre-2010 emission regulated replacement tractors during the first and second quarters of 2010.  During 2010, we purchased 116 tractors with the 2010 emission engines and we intend to purchase approximately 400 additional tractors with these engines in 2011.

Technology

We maintain a data center using several different computing platforms ranging from personal computers to an IBM mainframe system.  Historically, we have developed the majority of our software applications internally, including payroll, billing, dispatch, accounting and maintenance programs.  In order to enhance the service we provide our customers, we determined that our mainframe software applications needed to be replaced.  Accordingly, we are currently replacing those applications with off-the-shelf, server-based products.  During 2009, we converted both our Intermodal and Brokerage service offerings to a server-based operating system and during 2010 we converted our Dedicated service offering, payroll and accounting systems to a server-based product.  During 2011, we expect to complete the conversion of our operating and financial systems to server-based products.  We continue to use our internal development capabilities to create customized decision-support tools for our operating personnel.  Our computer systems are monitored 24 hours a day by experienced information systems professionals.  While we employ many preventive measures, including daily back-up of our information systems processes, we do not currently have a wholly redundant backup for our information systems as a part of our catastrophic business continuity plan.

The technology we use in our business enhances the efficiency of all aspects of our operations and enables us to consistently deliver superior service to our customers.  We are able to closely monitor the location of all our tractors and to communicate with our drivers in real time through the use of a Qualcomm satellite-based equipment tracking and driver communication system.  This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our accessorial charges, which are charges to customers for additional services such as loading, unloading or equipment delays.  During the first quarter of 2011, we began installing SkyBitz® satellite-based equipment tracking devices and cargo sensors on most of our trailers.  These tracking devices will provide us with visibility on the locations and load status of our trailers.

Regulation

Our operations are regulated and licensed by various government agencies, including the DOT.  Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations.  The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers.  The Company currently has a satisfactory DOT safety rating, which is the highest available rating. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (“2005 Rules”).  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart”, which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its Final Rule, which retained the 11 hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the Final Rule, and the hours of service rules are once again under review by the FMCSA.  On December 20, 2010, the FMCSA issued a Notice of Proposed Rulemaking that would place additional limits on the time drivers may operate a commercial motor vehicle.  Among the proposed revisions, is a provision that all driving must be completed within a 14-hour period and that time frame must include at least a one-hour break.  The proposal also provides that the 34-hour restart may only be used once per week and must include two periods between midnight and six a.m.  The rule also contemplates reducing the maximum driving time in a 24 hour period from 11 hours to 10 hours.  The public comment period on the proposal closed on March 4, 2011, and a Final Rule is expected to be published by July 26, 2011.  We are unable to predict what form the new rule may take, how a court may address challenges to such rule and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modifications to the current rule will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

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

CSA introduced a new enforcement and compliance model. Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations

The FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in their tractors (paperless logs) to electronically monitor truck miles and enforce hours of service.

The Environmental Protection Agency adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002.  More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions became effective on January 1, 2010.  Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy, and it is anticipated that the 2010 changes may further adversely impact those areas. The California Air Resource Board has adopted emission control regulations which will be applicable to all commercial vehicles traveling within the state of California.  It is possible that compliance with these regulations will increase our operating costs within that state.

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

There has been widespread concern over the credit markets and their effect on the economy. If the economy and credit markets weaken our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Additionally, the stresses in the credit market have caused uncertainty in the equity markets.  Although some stability has returned to the equity markets, there still exists enough economic uncertainty that could cause the market price of our securities to be volatile.

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

•
Some of our competitors periodically reduce their freight rates to gain business, especially during times of economic slowdown, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain growth in our business.

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

If the number or severity of claims increases or if the costs associated with claims otherwise increase, our operating results will be adversely affected.  The time that such costs are incurred may significantly impact our operating results for a particular quarter, as compared to the comparable quarter in the prior year.  In addition, if we were to lose our ability to self-insure for any significant period of time, our insurance costs would materially increase and we could experience difficulty in obtaining adequate levels of coverage. Due to our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.

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

We have significant ongoing capital requirements that could adversely affect our financial condition, results of operations and cash flows if we are unable to generate sufficient cash from operations, or obtain financing on favorable terms.

The truckload industry is capital intensive. Historically, we have depended on cash from operations, borrowings from banks and finance companies, and lease instruments to expand and upgrade our revenue equipment. We expect that capital expenditures to replace and upgrade our revenue equipment will increase from the low levels in 2009 and 2010.  The additional expenditures will be required to upgrade our tractor and trailer fleet, which has increased in age over the historical average age and to expand our revenue equipment fleet and our intermodal containers, as justified by increased freight volumes.  If we are unable to decrease the age of, or expand, our tractor and trailer fleet or expand our supply of intermodal containers our financial condition could be materially and adversely affected.

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

We are in the midst of a multi-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms.  We purchased off-the-shelf products for our core software needs, and developed value-added decision-support software applications internally.  Any delays, complications or additional costs associated with, or the failure of, this project could have a material adverse effect on our business and operating results.

We depend on our major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For fiscal year 2010, our top 10 customers accounted for approximately 35% of our revenue, our top five customers accounted for approximately 23% of our revenue and our largest customer accounted for approximately 7% of our revenue.  Generally, we do not have long-term contracts with our major customers and we cannot assure you that our customer relationships will continue as presently in effect.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation (the “DOT”) and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods.

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

During December 2010, the FMCSA launched CSA, a new enforcement and compliance model implementing driver standards in addition to our current standards. As discussed more fully below, CSA may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Additionally, proposed FMCSA rules and practices followed by regulators may require us to install electronic, on-board recorders in our tractors if we experience unfavorable compliance with rules or receive an adverse change in safety rating. Such installation could cause an increase in driver turnover, adverse information in litigation, cost increases and decreased asset utilization.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration (“NHTSA”) and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014.  On October 25, 2010, the NHTSA and EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014.  In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results. In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Federal and state lawmakers also are considering a variety of climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

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

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.  From time to time we may exceed the FMCSA's established intervention thresholds under certain categories.  If we exceed one or more of the thresholds, our drivers may be prioritized for intervention action or roadside inspection by regulatory authorities.  Additionally, we may incur greater than expected expenses in our attempts to improve our scores.

Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.

From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts.  As conditions changed, some of those vendors have had difficulty fulfilling the increased demand for new equipment.  There have been periods when we were unable to purchase as much new revenue equipment as we needed to sustain our desired growth rate and to maintain a late-model fleet.  We may experience similar difficulties in future periods. Also, to meet the more restrictive EPA emissions standards in 2007 and in January 2010, vendors have had to introduce new engine technology.  An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the price or availability of fuel, hedging activities, the volume and terms of diesel fuel purchase commitments, surcharge collection and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control.  Fuel also is subject to regional pricing differences.  From time-to-time we may use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. If we do hedge, we may be forced to make cash payments under the hedging arrangements. We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us from the full effect of increases in fuel prices.  The terms of each customer’s fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  Over the past year, the failure to recover fuel price increases resulted in a materially negative impact to our results of operations.  For example, this week’s fuel surcharge rate is based on last week’s national average diesel price.  Thus, in periods of rising prices, our fuel surcharge is based on last week’s lower diesel price while we are paying this week’s higher diesel price at the pump.  A failure to improve our fuel price protection through these measures, further increases in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors.  In addition, due in part to current economic conditions, including the higher cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining.    Regulatory requirements, including the new CSA program, could also reduce the number of eligible drivers. Because of the shortage of qualified drivers and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractor drivers.  The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to continue to increase driver and independent contractor compensation in future periods. In addition, we and our industry suffer from a high driver turnover rate.  Our high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, let tractors sit idle, or operate with fewer tractors and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the transportation and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at four of our facilities.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations limiting exhaust emissions became effective in 2002 and became progressively more restrictive in 2007 and January 2010.  Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models.  Of our existing tractor fleet, 78.0% are equipped with the 2007 and 2010 emission standard engines.  For tractors acquired in 2010, the purchase price related to the new 2010 engines increased approximately 5.1%. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season.  Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs.  We could also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms and floods that could harm our results or make our results more volatile.

Increased prices, reduced productivity, and restricted availability of new revenue equipment and fluctuations in the prices of used revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to prices for new tractors.  Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers.  More restrictive Environmental Protection Agency, or EPA, emissions standards that began in 2002 with additional new requirements implemented in 2007 and January 2010 have required vendors to introduce new engines.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers.  As of December 31, 2010, approximately 78.0% of our tractor fleet was comprised of tractors with engines that met the EPA mandated clean air standards that became effective in 2007 and 2010.  Tractors that meet the 2007 and 2010 standards are more expensive than non-compliant tractors, and we expect to continue to pay increased prices for equipment as we continue to increase the percentage of our fleet that meets the EPA mandated clean air standards.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results.  We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  When the supply of used revenue equipment exceeds the demand for used revenue equipment, as it did during 2009 and the first half of 2010, the general market value of used revenue equipment decreases.  When the used equipment market is weak, it may increase our net capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment (or create a loss on sale of revenue equipment), or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market, any of which could have a material adverse effect on our operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written SEC staff comments regarding our periodic or current reports under the Securities Exchange Act of 1934 received 180 days or more before the end of the fiscal year to which this annual report on Form 10-K relates.

Item 2.	PROPERTIES

Our executive offices and headquarters are located on approximately 104 acres in Van Buren, Arkansas.  This facility consists of approximately 117,000 square feet of office, training, SCS and driver facilities and approximately 30,000 square feet of maintenance space within two structures.  The facility also has approximately 11,000 square feet of warehouse space and two other structures with approximately 22,000 square feet of office and warehouse space which is leased to another party.

We operate a network of 16 additional facilities, which includes SCS offices and one terminal facility in Laredo, Texas, which is one of the largest inland freight gateway cities between the U.S. and Mexico, operated by a wholly-owned subsidiary, International Freight Services, Inc.  We are actively seeking locations for additional facilities as we transition our business model to a shorter length of haul.  As of December 31, 2010, our terminal, SCS and administrative facilities were located in or near the following cities:

	Shop	Driver Facilities	Fuel	Office	Own or Lease
Terminal facilities:
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Yes	Own/Lease
Chicago, Illinois	Yes	Yes	No	Yes	Lease
Indianapolis, Indiana	Yes	No	No	Yes	Lease
Vandalia, Ohio	Yes	Yes	Yes	Yes	Own
Spartanburg, South Carolina	Yes	Yes	No	Yes	Own
Laredo, Texas	Yes	Yes	No	Yes	Own/Lease
Roanoke, Virginia	Yes	Yes	Yes	Yes	Lease

SCS facilities:
Springdale, Arkansas	No	No	No	Yes	Lease
Peoria, Arizona	No	No	No	Yes	Lease
College Park, Georgia	No	No	No	Yes	Lease
Post Falls, Idaho	No	No	No	Yes	Lease
Godfrey, Illinois	No	No	No	Yes	Lease
Madison, Illinois	No	No	No	Yes	Lease
Naperville, Illinois	No	No	No	Yes	Lease
Dallas, Texas	No	No	No	Yes	Lease

Administrative facilities:
Burns Harbor, Indiana	No	No	No	Yes	Lease

During the fourth quarter of 2010, the Company sold its facility in Shreveport, Louisiana.

On February 20, 2011, the Company leased a terminal facility in Phoenix, Arizona for a term of four years.  The facility contains a shop and office space.

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

On July 2, 2010 a former driver employee, filed a lawsuit against us titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  The Company successfully removed the case to the United States District Court, Central District of California and has filed an answer denying the plaintiff’s allegations. The lawsuit seeks monetary damages for the alleged violations.  In February 2011, settlement of the lawsuit was negotiated through mediation subject to the District Court’s review and approval.  Such approval is expected later in 2011.

Item 4.        (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol “USAK.”  The following table sets forth, for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ Global Select Market.

	Price Range
	High	Low
Year Ended December 31, 2010
Fourth Quarter	$16.05	$12.50
Third Quarter	16.91	12.29
Second Quarter	18.79	13.57
First Quarter	16.97	12.05
Year Ended December 31, 2009
Fourth Quarter	$13.45	$10.78
Third Quarter	15.31	12.10
Second Quarter	16.09	12.13
First Quarter	14.97	11.73

As of February 28, 2011, there were 213 holders of record (including brokerage firms and other nominees) of our Common Stock.  We estimate that there were approximately 1,450 beneficial owners of the Common Stock as of that date.  On February 28, 2011, the closing price of our Common Stock on the NASDAQ Global Select Market was $12.79 per share.

Dividend Policy

We have not paid any dividends on our Common Stock to date, and we do not anticipate paying any dividends at the present time.  We currently intend to retain all of our earnings, if any, for use in the expansion and development of our business.  The covenants of our Credit Agreement would prohibit us from paying dividends if such payment would cause us to be in violation of any of the agreement’s covenants.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2010.  The equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan.  We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	152,600(1)	$16.01(2)	518,918(3)

Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	152,600	$16.01	518,918

(1)
Includes only Common Stock subject to outstanding stock options and does not include: (a) 167,836 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices and (b) 21,704 unvested shares of restricted stock, which will vest in annual increments, and which do not require the payment of exercise prices.

The above 167,836 shares exclude: (a) 2,000 shares of performance based restricted stock, which was deemed to be forfeited at May 31, 2010, and such forfeiture will become effective March 1, 2011, and (b) 8,830 shares of performance based restricted stock, which was deemed to be forfeited June 30, 2010, and such forfeiture will become effective April 1, 2011.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.

(3)
Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 Annual Meeting and ending with the 2013 Annual Meeting, the maximum number of shares of Common Stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii) such lesser number of shares (which may be zero or any number less than 25,000) as determined by our Board of Directors.  Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan will increase from 1,050,000 to 1,075,000 on May 4, 2011, the date of our 2011 Annual Meeting.  The share numbers included in the table do not reflect this adjustment or any future adjustments.  The 518,918 shares that remain available for future grants may be granted as stock options under our 2004 Equity Incentive Plan, or alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equity Securities

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the years ended December 31, 2008, 2009 and 2010, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the quarter ended December 31, 2010.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010	--	--	--	2,000,000
November 1, 2010 - November 30, 2010	--	--	--	2,000,000
December 1, 2010 - December 31, 2010	--	--	--	2,000,000
Total	--	--	--	2,000,000

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data and other operating information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”  We derived the selected Consolidated Statements of Operations and Consolidated Balance Sheets data as of and for each of the five years ended December 31, 2010 from our audited financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(in thousands, except per share data and key operating statistics)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Revenue:
Trucking revenue	$338,369	$310,023	$377,095	$382,064	$370,780
Strategic Capacity Solutions revenue	34,917	13,741	15,861	9,124	14,521
Intermodal revenue	13,597	7,756	4,601	--	--
Total base revenue	386,883	331,520	397,557	391,188	385,301
Fuel surcharge revenue	73,278	50,848	138,063	90,921	80,317
Total revenue	460,161	382,368	535,620	482,109	465,618
Operating expenses and costs:
Salaries, wages and employee benefits	132,445	128,319	157,729	162,236	152,998
Fuel and fuel taxes	114,915	93,803	189,042	153,023	138,629
Purchased transportation	79,601	44,058	40,323	18,609	19,815
Depreciation and amortization	49,754	50,152	50,919	49,093	46,739
Operations and maintenance	36,086	26,594	27,729	25,815	21,919
Insurance and claims	22,811	21,086	28,999	31,144	27,006
Operating taxes and licenses	5,652	5,642	6,456	6,368	6,610
Litigation verdict	--	--	--	4,690	--
Communications and utilities	3,948	3,951	4,075	3,787	3,362
Gain on disposal of assets	(320)	(7)	(19)	(395)	(541)
Other	15,177	15,377	18,220	19,429	22,677
Total operating expenses and costs	460,069	388,975	523,473	473,799	439,214

Operating income (loss)	92	(6,607)	12,147	8,310	26,404
Other expenses (income):
Interest expense	3,438	3,030	4,643	5,130	4,192
Other, net	(45)	(207)	139	22	(134)
Total other expenses, net	3,393	2,823	4,782	5,152	4,058

(Loss) income before income taxes	(3,301)	(9,430)	7,365	3,158	22,346
Income tax expense (benefit)	7	(2,253)	4,225	3,018	9,905

Net (loss) income	$(3,308)	$(7,177)	$3,140	$140	$12,441

Per share information:
Average shares outstanding (Basic)	10,295	10,240	10,220	10,596	11,353
Basic (loss) earnings per share	$(0.32)	$(0.70)	$0.31	$0.01	$1.10

Average shares outstanding (Diluted)	10,295	10,240	10,238	10,651	11,561
Diluted (loss) earnings per share	$(0.32)	$(0.70)	$0.31	$0.01	$1.08

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (continued)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Other Financial Data:
Operating ratio (1)	99.9%	102.0%	96.9%	97.9%	93.1%
Cash flows from operations	$48,245	$32,851	$65,869	$58,585	$76,249
Capital expenditures, net (2)	39,693	39,694	64,997	39,967	74,583
Key Operating Statistics:
Base Trucking revenue per tractor per week	$2,765	$2,543	$2,839	$2,842	$2,831
Average miles per tractor per week	2,016	1,972	2,216	2,236	2,186
Empty mile factor (3)	10.0%	10.9%	10.7%	11.1%	10.3%
Weighted average number of tractors (4)	2,347	2,338	2,540	2,578	2,512
Total miles (loaded and empty) (in thousands)	246,742	240,379	294,248	300,577	286,317
Average miles per tractor	105,131	102,814	115,846	116,593	113,980
Average miles per trip (5)	560	599	718	784	837
Average age of tractors, at end of period (in months)	29	27	24	25	21
Average age of trailers, at end of period (in months)	67	63	51	42	36

Balance Sheets Data:
Cash and cash equivalents	$2,726	$797	$1,541	$8,014	$7,132
Total assets	327,385	330,700	332,268	332,938	339,494
Long-term debt, capital leases and note payable, including current portion	99,525	103,592	97,605	96,162	95,406
Stockholders’ equity	137,708	140,546	146,773	143,191	159,558
Total debt, less cash, to total capitalization ratio	40.8%	42.1%	39.3%	36.8%	34.6%

(1)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

(2)	Capital expenditures, net equals cash purchases of property and equipment plus the liability incurred for leases on revenue equipment less proceeds from the sale of property and equipment.

(3)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.

(4)	Weighted average number of tractors includes Company-operated tractors in-service plus owner-operator tractors.

(5)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

We operate in the for-hire truckload segment of the trucking industry.  Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery.  We have various service offerings, which we combine into three operating segments, through which we provide transportation services.  We aggregate the financial data for these operating segments into one reportable segment for purposes of our public reporting.

Our business is classified into the Trucking operating segment, SCS operating segment and rail Intermodal operating segment.  Our Trucking operating segment provides transportation services in which we use Company-owned tractors and owner-operator tractors.  Our SCS operating segment, consisting entirely of freight brokerage typically does not involve the use of Company-owned or owner-operator equipment.  However, our Intermodal operating segment used Company-owned equipment to generate a significant portion of its revenue in 2010.  All three operating segments have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.  Accordingly, they have been aggregated into one segment for financial reporting purposes.

Substantially all of our base revenue from these segments is generated by transporting, or arranging for the transportation of, freight for customers, and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the years ended December 31, 2010, 2009 and 2008, Trucking base revenue represented 87.5%, 93.5% and 94.9% of total base revenue, respectively, with remaining base revenue being generated through SCS and Intermodal.

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

Strategic Capacity Solutions.  Our SCS operating segment consists entirely of our freight brokerage service offering which matches customer shipments with available equipment of authorized carriers and provides services that complement our Trucking operations.  We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs.  To date, a majority of the customers of SCS have also engaged us to provide services through one or more of our Trucking service offerings.

Intermodal.  Our Intermodal operating segment, consisting entirely of rail intermodal services, provides our customers cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight remaining in a trailer or special container throughout the trip.  Our rail intermodal services involve transporting, or arranging the transportation of, freight on trucks to a third party who uses a different mode of transportation, specifically rail, to complete the other portion of the shipment.  During August 2010, the Company entered into a long-term agreement with BNSF Railway to lease 53’ domestic intermodal containers.  Prior to the agreement, the majority of Intermodal’s revenue was derived from TOFC service.  The addition of private containers offers the Company an opportunity to continue its growth in the intermodal marketplace and to continue to offer our customers additional transportation solutions.  For the years ended December 31, 2010, 2009 and 2008, rail intermodal services generated approximately 3.5%, 2.3% and 1.2%, respectively, of total base revenue.  We previously included the results of our COFC portion of our rail Intermodal service offering in our SCS operating segment.  The TOFC portion of our rail Intermodal service offering was classified within our Trucking operating segment.  COFC and TOFC are now combined and reported as Intermodal.

Results of Operations

Executive Overview

Improved operational execution pursuant to our VEVA ("Vision for Economic Value Added") strategic plan led to our improved fourth quarter results with base revenue being improved 19.8% and loss per share being reduced 29.2%.  For the year, we generated approximately $10.0 million additional free cash flow (cash flow from operations less net cash used in investing activities) and at the end of the year, our balance sheet was strengthened with $4.1 million less debt and a lower total debt less cash to total capitalization ratio (40.8% compared to 42.1% at the end of 2009).  We appreciate the commitment and hard work of our team members as we continue to post improved year-over-year results.

In our Trucking operations, base Trucking revenue per loaded mile improved $0.09 (6.4%), our empty mile factor declined to 10.1% (down 41 basis points) and loaded miles were up 3.3% (on 2.1% fleet growth, 10.3% load count growth and 0.6% better tractor utilization).  We attribute these improvements to a slightly better year-over-year freight environment and to improved compliance with our Spider Web freight network design (46.3% of our fourth quarter 2010 loads moved in Spider Web lanes compared to 37.1% in the fourth quarter 2009).  Spider Web loads moved during this quarter yielded an additional $0.23 of revenue per mile in price than loads moved in other lanes.

We also produced substantial revenue growth in our asset-light services (SCS and Intermodal), which represented 15.2% of base revenue during the fourth quarter of 2010 compared to just 7.6% for the comparable period of the prior year.  Base revenue in SCS, our brokerage service offering, grew 142.9% to $10.1 million, and Intermodal base revenue increased 135.6% to $5.4 million.

All of those improvements combined, however, were not enough to overcome three substantial cost headwinds that amounted to nearly $0.23 per share for the fourth quarter of 2010:

1.
Increased fuel costs adversely impacted the quarter by approximately $0.05 per share, driven by a $0.41 per gallon increase in our average price at the pump.  During the fourth quarter, the national average retail price of diesel fuel as reported by the U.S. Department of Energy rose during nine out of 13 weeks, including four consecutive weeks in December.  Pursuant to agreements with our customers, we add a surcharge for excess fuel costs to our freight bills.  While most of our contracts allow us to adjust the rate of that surcharge weekly based on the national average retail price of diesel fuel, there is a lag period.  In periods of rising prices, our fuel surcharge is based on the previous week’s lower diesel price while we are paying the current week’s higher diesel price at the pump.

2.	An increase in claims activity during the quarter resulted in approximately $0.06 per share of additional insurance and claims expense.

3.
We also experienced an increase of approximately $0.12 per share in equipment maintenance expense during the quarter.  Our maintenance costs remain stubbornly high as a result of (a) our older in-service tractor and trailer fleets, which had an average age of approximately 27 and 66 months, respectively, compared to approximately 27 and 62 months at the end of 2009, (b) the preparation costs we incurred as a result of increased equipment sales, (c) our continuing efforts to improve our safety and compliance performance, and (d) an increase in the costs recorded for tires placed into service.

We have implemented a number of measures that we expect will eventually lower our overall maintenance costs.  Several of our initiatives are already showing progress.  We are realigning our maintenance network to provide repair and maintenance facilities consistent within our Spider Web freight network.  We have also increased our maintenance staff and extended operating hours at high volume terminals in an effort to provide for better coverage of maintenance needs.  Additionally, we have advanced our tractor trade cycle in order to retire older equipment and introduce new equipment into the fleet (including approximately 400 to 600 new tractors, as well as approximately 300 new trailers, in 2011).

Our Trucking division is executing a detailed strategy during this winter’s bid season to improve our network density in Spider Web lanes.  We enter this bid season with more experience, better technology, more capable personnel and an even sharper focus on winning the right freight with the right customers.  Our goal is to add 1,000 weekly Spider Web loads.

Our Intermodal division has a similar focus.  Last fall, we took possession of our first group of intermodal containers, so we expect to continue to penetrate that market through both our existing customers and new ones.  Our efforts are focused on a handful of lanes in which we can build density and minimize costs.

Overall, we are not satisfied with our absolute results during the fourth quarter of 2010, but we are pleased with our progress.  While the pace of that progress is not always as fast or as linear as we would like, our commitment is to long-term results as prescribed by our VEVA strategic plan.

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

Base revenues from our SCS operating segment, consisting entirely of base revenues from our freight brokerage service offering, have fluctuated in recent periods.  This service offering typically does not involve the use of our tractors and trailers.  Therefore, an increase in these revenues tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue, and a decrease in these revenues tends to cause those expenses to increase as a percentage of base revenue with a related change in purchased transportation expense.  Since changes in SCS revenues generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in the other expenses presented in the consolidated statements of operations in the period-to-period comparisons below.  Base revenues from our SCS operating segment increased approximately 154.1% from December 31, 2009 to December 31, 2010 and decreased approximately 13.4% from December 31, 2008 to December 31, 2009.  However, base revenues from our SCS operating segment represented only 9.0%, 4.1% and 4.0%, of total base revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue for the years indicated.  The period-to-period comparisons below should be read in conjunction with this table and our consolidated statements of operations and accompanying notes.

	Year Ended December 31,
	2010	2009	2008
Base revenue	100.0%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	34.2	38.7	39.7
Fuel and fuel taxes (1)	13.0	13.9	13.8
Purchased transportation	18.3	12.4	9.2
Depreciation and amortization	12.9	15.1	12.8
Operations and maintenance	9.3	8.0	7.0
Insurance and claims	5.9	6.4	7.3
Operating taxes and licenses	1.5	1.7	1.5
Communications and utilities	1.0	1.2	1.0
Gain on disposal of revenue equipment, net	(0.1)	--	--
Other	3.9	4.6	4.6
Total operating expenses and costs	99.9	102.0	96.9
Operating income (loss)	0.1	(2.0)	3.1
Other expenses:
Interest expense	0.9	0.9	1.2
Other, net	--	(0.1)	--
Total other expenses, net	0.9	0.8	1.2
(Loss) income before income taxes	(0.8)	(2.8)	1.9
Income tax (benefit) expense	--	(0.7)	1.1
Net (loss) income	(0.8)%	(2.1)%	0.8%

(1)	Net of fuel surcharges.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Results of Operations – Combined Services

Overall, our base revenue increased 16.7% from $331.5 million to $386.9 million; see each operating segment’s section below for a detailed explanation.

Net loss for all service offerings was $3.3 million for the year ended December 31, 2010, as compared to a net loss of $7.2 million for the same period of 2009.

Overall, our operating ratio improved by 2.1 percentage points of base revenue to 99.9% due to the following factors:

•
Salaries, wages and employee benefits decreased by 4.5 percentage points of base revenue due in large part to a 125.7% increase in non-trucking revenue, a 6.3% increase in our Trucking base revenue per mile and to a lesser extent, a decrease of 5.7% in our empty miles.  If our SCS and Intermodal revenues continue to increase, we would expect salaries, wages and employee benefits to continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.  Additionally, regulatory changes could cause a reduction in eligible drivers which could require us to increase driver compensation in the future.

•
Fuel and fuel taxes as a percent of base revenue decreased 0.9 percentage points of base revenue year over year.  The reduction was driven by the above-mentioned increase in non-trucking revenue and a $1.2 million gain recognized on the sale of a fuel contract during the second quarter which was recorded as a reduction of fuel expense. These reductions were partially offset by an increase in fuel costs of 21.1% per gallon and a 1.2% reduction in fuel economy attributed to the harsh winter weather experienced in the first quarter of 2010 combined with miles per gallon degradation associated with higher mileage equipment.  On May 25, 2010 we entered into an agreement to purchase 0.5 million gallons of diesel fuel per month for the time period of July 2010 through June 2012 as a hedge against the price of diesel fuel.  On June 28, 2010 we sold the contract to lock in the related gains, which resulted in a net of tax gain of $0.07 per share.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, the percentage of total miles driven by independent contractors, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•
Purchased transportation, which is comprised of independent contractors compensation and fees paid to external transportation providers such as railroads, drayage carriers, brokerage carriers and Mexican carriers, increased by 5.9 percentage points of base revenue.  This increase was due primarily to a 131.5% increase in carrier expense associated with our SCS and Intermodal operating segments revenue growth combined with a 31.6% increase in our independent contractors expense.  We expect this expense would continue to increase when compared to prior periods if we can achieve our long-term goals to increase the revenue of our SCS and Intermodal operating segments and grow our independent contractor fleet.

•
Depreciation and amortization decreased 2.2 percentage points of base revenue due to the above-mentioned increase in net Trucking revenue per mile and an increase in the percentage of our fleet comprised of independent contractors, which were partially offset by higher prices for new tractors due to Environmental Protection Agency mandates on engine emissions, especially with the introduction of the 2010 emission standards.  As a result of our plan to reduce the age of our fleet and due to increased costs of new equipment, we expect depreciation and amortization expense to increase.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 1.3 percentage points of base revenue primarily due to our increased maintenance costs on our higher mileage equipment, a change in our method of accounting for tires in the previous year and preparation costs incurred related to an increase in equipment sales.  These increases were partially offset by the above-mentioned increase in net Trucking revenue per mile and due to Company-owned equipment representing a lower percentage of our fleet.  The average age of our in-service tractor and trailer fleet at December 31, 2010 was 27 and 67 months, respectively, compared to 27 and 63 months at the end of 2009.  On April 1, 2009, we changed our method of accounting for tires which changed the way we recognized cost for tires placed into service.  Accordingly, operations and maintenance expense related to this change increased in 2010 over that of 2009 by approximately $3.3 million.  Operations and maintenance expense may decrease as the age of our fleet decreases as newer equipment is less expensive to operate and maintain.  However, we do not expect to see the benefits of the new equipment in this line item for a number of quarters.  Additionally, we expect any effect of the new equipment on the first quarter to be masked as winter weather typically increases maintenance costs and as we continue to experience the increased costs associated with the maintenance provisions mandated by the recently enacted CSA.

•
Insurance and claims expense decreased 0.5 percentage points of base revenue year over year, despite heightened claims activity in the fourth quarter, as we have seen an overall reduction in the severity of motor vehicle accidents which, in effect, has contributed to a decrease in bodily injury and property damage claims and physical damage claims.  Also having a positive impact has been the continuing education of our drivers regarding accident prevention. If we are able to continue to successfully execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•	Operating taxes and licenses expense decreased 0.2 percentage points of base revenue primarily due to a 0.9% decrease in Company-owned tractors.

•
Other expense decreased 0.7 percentage points of base revenue due to cost controls implemented in several areas of the Company and a reduction in software conversion costs combined with the increase in our net Trucking revenue per mile.

•
Our effective tax rate decreased from 23.9% in 2009 to 0.2% in 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Key Operating Statistics:

	Fiscal Year Ended December 31,
	2010	2009
Total miles (in thousands) (1)	246,742	240,379
Empty mile factor (2)	10.0%	10.9%
Weighted average number of tractors (3)	2,347	2,338
Average miles per tractor per period	105,131	102,814
Average miles per tractor per week	2,016	1,972
Average miles per trip (4)	560	599
Base Trucking revenue per tractor per week	$2,765	$2,543
Number of tractors at end of period (3)	2,363	2,328
Operating ratio (5)	99.9%	102.0%
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

Base Revenue

Base revenue from our Trucking operating segment increased 9.1% to $338.4 million from $310.0 million.

Overall, while the weighted average size of our Trucking segment’s tractor fleet has increased 0.4%, we have decreased the weighted average size of the Company-owned tractor fleet by 0.9% to 2,165 tractors and grown our weighted average independent contractor fleet by 19.0% to 182 tractors.

We are committed to improving the pricing yield within our Trucking segment and have implemented Velocity and Yield Management initiatives to reach our goals.  Consistent with that philosophy, we have continued to make improvements as we reduced our empty mile factor by 8.2% and our average length-of-haul by 6.5% while increasing our velocity (number of times we load our fleet each week) by 10.6% and our Trucking base revenue per mile by 6.3%.

Results of Operations – SCS and Intermodal

Base revenue from our SCS operating segment increased 154.1% to $34.9 million from $13.7 million while base revenue from our Intermodal operating segment increased 75.3% to $13.6 million from $7.8 million.  Overall, the base revenue growth for both our SCS and our Intermodal operating segments can be attributed to our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services.  In addition, we are continuing to build our SCS infrastructure by establishing and developing new branches across the United States.  Also, we anticipate our Intermodal revenue to increase in the coming quarters as we have taken delivery of leased containers which will increase our presence in the COFC intermodal business.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

Results of Operations – Combined Services

Our base revenue decreased 16.6% from $397.6 million to $331.5 million, for the reasons addressed in the Trucking and the SCS sections below.

Net loss for all service offerings was $7.2 million as compared to a net income of $3.1 million for 2008.

Overall, our operating ratio increased by 5.1 percentage points of base revenue to 102.0% as a result of the following factors:

•
Salaries, wages and employee benefits decreased by 1.0 percentage point of base revenue due to a 54.5% increase in the average number of owner-operator tractors to 153, a 2.1% increase in base revenue per mile and to a lesser extent a 2.1% decrease in driver pay per mile.  If we are able to continue to increase owner-operator tractors as a percentage of our total fleet, we would expect salaries, wages and employee benefits would continue to decrease as a percentage of base revenue absent offsetting increases in those expenses.  We have begun to see evidence of a tightening market of eligible drivers and anticipate that the implementation of CSA and new hours-of-service rules being reviewed by the Department of Transportation may reduce the pool of eligible drivers and lead to increases in driver expenses that would increase salaries, wages and employee benefits.

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

•
Operations and maintenance increased by 1.0 percentage point of base revenue due to an increase in the percentage of our total freight volume residing in the Northeast, which has a higher number of toll roads.  The average age of our tractor fleet has increased from 24 months in 2008 to 27 in 2009 and our trailer fleet increased from 52 months in 2008 to 63 months in 2009.  As the age of tractors and trailers increase, the cost to maintain the equipment generally rises.  However, as the number of miles per tractor decreases due to a shorter length-of-haul, this may allow us to keep the tractors for longer periods of time.

•
Purchased transportation increased by 3.2 percentage points of base revenue due primarily to the above-mentioned increase in owner-operator tractors and an increase in carrier expense associated with our SCS operating segment.  We expect this expense will continue to increase when compared to prior periods if we can achieve our goals to grow our owner-operator tractor fleet and increase the revenue of our SCS operating segment.

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

Results of Operations – Trucking

Key Operating Statistics:

	Fiscal Year Ended December 31,
	2009	2008
Total miles (in thousands) (1)	240,379	294,248
Empty mile factor (2)	10.9%	10.7%
Weighted average number of tractors (3)	2,338	2,540
Average miles per tractor per period	102,814	115,846
Average miles per tractor per week	1,972	2,216
Average miles per trip (4)	599	718
Base Trucking revenue per tractor per week	$2,543	$2,839
Number of tractors at end of period (3)	2,328	2,392
Operating ratio (5)	102.0%	96.9%

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

(5)   Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base Revenue

Base revenue from Trucking decreased by 17.8% to $310.0 million.  The decrease was the result of several factors:

•	Our miles per tractor per week decreased 11.0% and the weighted average number of tractors decreased 8.0%.

•	Depressed freight volumes and excess competition for available loads drove down our revenue per tractor per week by approximately 10.4%.

Results of Operations – SCS and Intermodal

We finished the year with base revenue from Strategic Capacity Solutions of $13.7 million, a decrease of 13.4%, while base revenue from our Intermodal segment increased 68.6% to $7.8 million.

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

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel.  Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so.  Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally increased in recent years.  We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon.  Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers.  Overall, the market fuel prices per gallon were higher in 2010 than they were in 2009 but lower in 2010 than they were in 2008.

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

At December 31, 2010, we did not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

Off-Balance Sheet Arrangements

From time to time, we enter into operating leases relating to certain facilities, office equipment and revenue equipment that are not reflected in our balance sheet.  We do not currently have off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our consolidated financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

The continued growth of our business has required significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Credit Agreement and capital lease-purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under our Credit Agreement.  During 2010, the maximum amount borrowed under the Credit Agreement, including letters of credit, reached approximately 68.3% of the total amount available at its highest point and we ended the year with outstanding borrowings, including letters of credit equal to approximately 51.8% of the total amount available.  We use the Credit Agreement to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.  At December 31, 2010, we had approximately $48.2 million available under our Credit Agreement and $65.5 million of availability for new capital leases under existing lease facilities, of which only $50.0 million has been authorized for use by the Company’s Board of Directors.

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

Our balance sheet debt, less cash, represents 40.8% of our total capitalization, and we have no material off-balance sheet debt.  We have financed approximately $10.1 million of our 2010 tractor purchases with 36 and 45-month, fixed-rate capital leases.  Our capital leases currently represent 48.8 % of our total debt and carry an average fixed rate of 3.5%.  Not only does that provide us with a natural hedge against recent London Interbank Offered Rate (“LIBOR”) volatility, but it has also freed up availability on our revolving credit line on which, at December 31, 2010, we could borrow up to an additional $48.2 million without violating any of our current financial covenants.  Despite an increase in our capital expenditures, we produced $18.1 million in free cash flow (cash flow from operations less cash used in investing activities) during 2010, which was approximately $10.0 million more than that of 2009.  We expect our 2011 capital expenditures to be greater than the 2010 levels.  In summary, based on our operating results, anticipated future cash flows, and current availability under our Credit Agreement and capital lease-purchase arrangements that we expect will be available to us, we do not expect to experience significant liquidity constraints in 2011.

If the credit markets erode, we may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources.  We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments or for general corporate purposes.  As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all.  If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, current operations, results of operations and potential investments.

Cash Flows
	(in thousands) Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$48,245	$32,851	$65,869
Net cash used in investing activities	(29,509)	(24,095)	(26,359)
Net cash used in financing activities	(16,807)	(9,500)	(45,983)

 Cash generated from operations increased $15.4 million during 2010 as compared to 2009.  Several factors contributed to the increase:

•	Our net loss was reduced $3.9 million, from $7.2 million in 2009 to $3.3 million in 2010.

•	A reduction of $8.2 million in deferred taxes from 2009 to 2010.

•	A $10.4 million increase in cash provided from accounts receivable resulting primarily from receipt of a $10.5 million IRS receivable during 2010.

•
A decrease in cash used in trade accounts payable and accrued expenses of $6.9 million resulting from the timing and increase in fuel and maintenance related expenses.  Based on our 2009 results of operations, we reduced our accrual for income taxes, which lowered our outstanding tax liability.

•	A $5.6 million decrease in the use of cash relating to insurance and claims accruals. The most significant component of which was the settlement for the All-Ways Logistics verdict in 2009.

•	A $1.9 million increase in inventories, prepaid expenses and other current assets, resulting primarily from an increase in capitalized tire costs.

In comparison, cash generated from operations decreased $33.0 million during 2009 as compared to 2008, due to the following:

•	A decrease in net income of $10.3 million.

•	A $7.0 million reduction in deferred taxes.

•	A decrease in cash provided from accounts receivable of $17.8 million resulting from extended customer payment terms and improved freight volumes during the fourth quarter.

•	An increase of $3.3 million in cash used for prepaid expenses due to our change in accounting for tires.

•
An increase in cash used in trade accounts payable, accrued expenses and insurance and claims accruals of $8.4 million, the most significant component of which was the settlement for the All-Ways Logistics verdict.

Cash used in investing activities increased $5.4 million during 2010 as compared to 2009.  The increase was primarily due to an increase in capital expenditures.  The increase in our capital expenditures was due to an increase in revenue equipment purchases resulting from our equipment trade cycle as well as the purchase of SkyBitz® trailer tracking devices.  During 2009, cash used in investing activities decreased $2.3 million as compared to 2008 due to a decrease in net capital expenditures of $2.4 million.  The decline was due to a reduction in revenue equipment purchases resulting from our equipment trade cycle.

Cash used in financing activities increased $7.3 million during 2010 as compared to 2009.  The $7.3 million increase was primarily attributable to our net borrowings on our Credit Agreement.  Our net borrowing decreased $10.3 million, from $13.5 million in 2009 to $3.2 million in 2010.  The decrease in cash provided from our net borrowing was partially offset by a decline in cash payments relating to the principal payments of our capital leases.  During 2010, we used $17.4 million to fund the principal portion of our lease obligations compared to $23.0 million for 2009.   During 2009, cash used in financing activities decreased $36.5 million as compared to 2008.  Of the $36.5 million decrease, $23.4 million was due to a change in net borrowing on our Facility; we borrowed $13.5 million in 2009 compared to a $9.9 million pay down in 2008.  We used $4.1 million less cash for principle payments on our capital leases due to less equipment financed under capital leases in 2009.  Bank drafts payable decreased $8.5 million due to the timing of equipment purchases and reduced payrolls.

Debt

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility that was to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014.

As the previous Facility was scheduled to mature on September 1, 2010, during the quarter ended September 30, 2009, we reclassified the related debt from long-term to short-term.

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

The interest rate on our overnight borrowings under the Credit Agreement at December 31, 2010 was 3.25%.  The interest rate including all borrowings made under the Credit Agreement at December 31, 2010 was 2.6%.  The interest rate on the Company’s borrowings under the Credit Agreement for the year ended December 31, 2010 was 2.6%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At December 31, 2010, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $164.6 million at December 31, 2010, and all trade and other receivables.

The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.25 until December 31, 2010 and 3.00 thereafter, and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.1 million at December 31, 2010.  We were in compliance with these covenants at December 31, 2010.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company refinanced its debt in April 2010, the borrowings under the Credit Agreement approximate its fair value.

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

On October 21, 2008, we entered into an interest rate swap agreement with a notional amount of $9.0 million with an effective date of October 21, 2008.  We designated the $9.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the three-month LIBOR.  The rate on the swap was fixed at 4.25% until January 20, 2009.

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap is fixed at 1.57% until February 19, 2011. The interest rate swap agreement is being accounted for as a cash flow hedge.

Equity

At December 31, 2010, we had stockholders’ equity of $137.7 million and total debt including current maturities of $99.5 million, resulting in a total debt, less cash, to total capitalization ratio of 40.8% compared to 42.1% at December 31, 2009.

Purchases and Commitments

As of December 31, 2010, our forecasted capital expenditures, net of proceeds from the sale or trade of revenue equipment, for 2011 were $51.2 million, approximately $50.9 million of which relates to revenue equipment.  We may change the amount of the capital expenditures based on our operating performance.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $0.3 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market.  During the year ended December 31, 2010, including the non-cash proceeds from the sale of the Shreveport terminal, we made $38.2 million of net capital expenditures, including $37.8 million for revenue equipment purchases ($10.1 million of which were capital lease obligations) and a net of $0.4 million was for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at December 31, 2010:

	(in thousands)
	Payments Due By Period
	Total	2011	2012-2013	2014-2015	Thereafter
Contractual Obligations:
Long-term debt obligations (1)	$49,900	$--	$--	$49,900	$--
Capital lease obligations (2)	50,883	20,268	27,282	3,333	--
Operating lease obligations (3)	1,301	822	479	--	--
Purchase obligations (4)	51,230	51,230	--	--	--
Rental and other lease obligations	2,616	891	1,023	390	312
Total	$155,930	$73,211	$28,784	$53,623	$312

(1)
Long-term debt obligations, excluding letters of credit in the amount of $1.9 million, consist of our recently consummated Credit Agreement, which matures on April 19, 2014. The primary purpose of this agreement is to provide working capital for the Company; however, the agreement is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources.  Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time.  Based on these factors, we have not included in this line item an estimate of future interest payments.

(2)	Includes interest payments not included in the balance sheet.

(3)	Operating lease for intermodal containers.

(4)	Purchase obligations include commitments to purchase approximately $50.9 million of revenue equipment none of which is cancelable by us upon advance written notice.

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

Revenue generated by SCS and Intermodal is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs because we have responsibility for billing and collecting such revenue.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at December 31, 2010, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the year ended December 31, 2010, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•
Prepaid tires.  Effective April 1, 2009, we changed our method of accounting for tires.  Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the year ended December 31, 2010, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $4.4 million and on a net of tax basis of approximately $2.7 million  ($0.26 per share).  For the year ended December 31, 2009, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $3.7 million and on a net of tax basis of approximately $2.3 million ($0.22 per share).

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

Interest Rate Risk.  We are exposed to interest rate risk primarily from our Credit Agreement.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage which is determined based on our attainment of certain financial ratios.  At December 31, 2010, we had $51.8 million outstanding pursuant to our Credit Agreement including letters of credit of $1.9 million.  Assuming the outstanding balance at December 31, 2010 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Credit Agreement would increase our interest expense over a one-year period by approximately $0.5 million.

On October 21, 2008, we entered into an interest rate swap agreement with a notional amount of $9.0 million with an effective date of October 21, 2008.  We designated the $9.0 million interest rate swap as a cash flow hedge of our exposure to variability in future cash flow resulting from the interest payments indexed to the three-month LIBOR.  The rate on the swap was fixed at 4.25% until January 20, 2009.

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

Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  In May 2010, we entered into a contract to hedge 0.5 million gallons of diesel fuel per month from July 2010 through June 2012.  In June 2010, we accepted a favorable settlement offered by the other party to terminate the contract in exchange for a $1.2 million payment to us.  The contract was terminated before the hedging began in July 2010.  Had we not terminated the contract and had fuel prices decreased below the contracted price, the result would have been a negative impact on our fuel costs.  As of December 31, 2010, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

USA TRUCK, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware Corporation) and subsidiary (collectively referred to as the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Truck, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 4, 2011

USA Truck, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,726	$797
Accounts receivable:
Trade, less allowance for doubtful accounts of $444 in 2010 and $443 in 2009	46,630	37,018
Income tax receivable	--	10,498
Other	1,353	1,070
Inventories	2,080	1,541
Deferred income taxes	--	962
Prepaid expenses and other current assets	12,885	7,931
Total current assets	65,674	59,817

Property and equipment:
Land and structures	31,268	33,819
Revenue equipment	356,727	364,087
Service, office and other equipment	35,120	28,846
Property and equipment, at cost	423,115	426,752
Accumulated depreciation and amortization	(163,867)	(156,331)
Property and equipment, net	259,248	270,421
Note receivable	2,048	--
Other assets	415	462
Total assets	$327,385	$330,700
Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$4,233	$5,678
Trade accounts payable	16,691	9,847
Current portion of insurance and claims accruals	4,725	4,356
Accrued expenses	8,401	9,008
Note payable	1,009	1,015
Deferred income taxes	1,094	--
Current maturities of long-term debt and capital leases	18,766	63,461
Total current liabilities	54,919	93,365
Deferred gain	618	--
Long-term debt and capital leases, less current maturities	79,750	39,116
Deferred income taxes	50,782	53,073
Insurance and claims accruals, less current portion	3,608	4,600
Commitments and contingencies	--	--
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; authorized 30,000,000 shares; issued 11,835,075 shares in 2010 and 11,834,285 shares in 2009	118	118
Additional paid-in capital	65,169	64,627
Retained earnings	94,215	97,523
Less treasury stock, at cost (1,339,324 shares in 2010 and 1,332,500 shares in 2009)	(21,783)	(21,661)

Accumulated other comprehensive (loss)	(11)	(61)
Total stockholders’ equity	137,708	140,546
Total liabilities and stockholders’ equity	$327,385	$330,700
See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008
Revenue:
Trucking revenue	$338,369	$310,023	$377,095
Strategic Capacity Solutions revenue	34,917	13,741	15,861
Intermodal revenue	13,597	7,756	4,601
Base revenue	386,883	331,520	397,557
Fuel surcharge revenue	73,278	50,848	138,063
Total revenue	460,161	382,368	535,620

Operating expenses and costs:
Salaries, wages and employee benefits	132,445	128,319	157,729
Fuel and fuel taxes	114,915	93,803	189,042
Purchased transportation	79,601	44,058	40,323
Depreciation and amortization	49,754	50,152	50,919
Operations and maintenance	36,086	26,594	27,729
Insurance and claims	22,811	21,086	28,999
Operating taxes and licenses	5,652	5,642	6,456
Communications and utilities	3,948	3,951	4,075
Gain on disposal of assets	(320)	(7)	(19)
Other	15,177	15,377	18,220
Total operating expenses and costs	460,069	388,975	523,473
Operating income (loss)	92	(6,607)	12,147

Other expenses (income):
Interest expense	3,438	3,030	4,643
Other, net	(45)	(207)	139
Total other expenses, net	3,393	2,823	4,782
(Loss) income before income taxes	(3,301)	(9,430)	7,365

Income tax expense (benefit):
Current	--	(10,523)	2,950
Deferred	7	8,270	1,275
Total income tax expense (benefit)	7	(2,253)	4,225
Net (loss) income	$(3,308)	$(7,177)	$3,140

Net (loss) income per share:
Basic (loss) earnings per share	$(0.32)	$(0.70)	$0.31

Diluted (loss) earnings per share	$(0.32)	$(0.70)	$0.31
          See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Total
Balance at December 31, 2007	11,561	$116	$63,487	$101,560	$(21,972)	$--	$143,191
Exercise of stock options	17	--	186	--	--	--	186
Tax benefit on exercise of stock options	--	--	23	--	--	--	23
Stock based compensation	--	--	286	--	--	--	286
Forfeited restricted stock	--	--	191	--	(191)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(40)	--	--	--	--	--	(65)	(65)
Reclassification of derivative net losses to statement of operations, net of income tax benefit of $(7)	--	--	--	--	--	12	12
Restricted stock award grant	200	2	(2)	--	--	--	--
Net income for 2008	--	--	--	3,140	--	--	3,140
Balance at December 31, 2008	11,778	$118	$64,171	$104,700	$(22,163)	$(53)	$146,773
Exercise of stock options	35	--	391	--	--	--	391
Stock-based compensation	--	--	567	--	--	--	567
Restricted stock award grant	21	--	--	--	--	--	--
Forfeited restricted stock	--	--	51	--	(51)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(79)	--	--	--	--	--	(126)	(126)
Reclassification of derivative net losses to statement of operations, net of income tax of $73	--	--	--	--	--	118	118
Return of forfeited restricted shares upon termination of the 2003 Restricted Stock Award Plan	--	--	(553)	--	553	--	--
Net loss for 2009	--	--	--	(7,177)	--	--	(7,177)
Balance at December 31, 2009	11,834	$118	$64,627	$97,523	$(21,661)	$(61)	$140,546
Exercise of stock options	21	--	176	--	--	--	176
Excess tax benefit on exercise of stock options	--	--	8	--	--	--	8
Stock-based compensation	--	--	236	--	--	--	236
Restricted stock award grant	7	--	--	--	--	--	--
Forfeited restricted stock	(27)	--	208	--	(208)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(19)	--	--	--	--	--	(31)	(31)
Reclassification of derivative net losses to statement of operations, net of income tax of $50	--	--	--	--	--	81	81
Return of forfeited restricted stock	--	--	(86)	--	86	--	--
Net loss for 2010	--		--	(3,308)	--	--	(3,308)
Balance at December 31, 2010	11,835	$118	$65,169	$94,215	$(21,783)	$(11)	$137,708
See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended December 31,
	2010	2009	2008
Operating activities
Net (loss) income	$(3,308)	$(7,177)	$3,140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	49,754	50,152	50,919
Provision for doubtful accounts	241	313	134
Deferred income taxes	38	8,265	1,242
Excess tax benefit from exercise of stock options	(8)	--	(23)
Stock based compensation	236	567	286
Gain on disposal of assets	(320)	(7)	(19)
Changes in operating assets and liabilities:
Accounts receivable	362	(10,041)	7,758
Inventories, prepaid expenses and other current assets	(5,493)	(3,549)	(299)
Trade accounts payable, accrued expenses and note payable	7,366	508	4,370
Insurance and claims accruals	(623)	(6,180)	(1,639)
Net cash provided by operating activities	48,245	32,851	65,869

Investing activities
Purchases of property and equipment	(43,236)	(37,325)	(57,186)
Proceeds from sale of property and equipment	13,678	13,335	30,829
Change in other assets	49	(105)	(2)
Net cash used in investing activities	(29,509)	(24,095)	(26,359)

Financing activities
Borrowings under long-term debt	61,183	66,502	120,689
Principal payments on long-term debt	(58,001)	(52,984)	(130,582)
Principal payments on capitalized lease obligations	(17,378)	(22,965)	(27,051)
Principal payments on note payable	(1,350)	(1,622)	(1,963)
Net (decrease) increase in bank drafts payable	(1,445)	1,178	(7,285)
Excess tax benefit from exercise of stock options	8	--	23
Proceeds from exercise of stock options	176	391	186
Net cash used in financing activities	(16,807)	(9,500)	(45,983)

Increase (decrease) in cash and cash equivalents	1,929	(744)	(6,473)
Cash and cash equivalents:
Beginning of period	797	1,541	8,014
End of period	$2,726	$797	$1,541

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,331	$3,013	$4,789
Income taxes	--	2,082	499
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for leases on revenue equipment	10,135	15,704	38,640
Liability incurred for note payable	1,344	1,352	1,710
Long term note receivable on facility sale	2,050	--	--
Deferred gain on facility sale	683	--	--
See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.	Summary of Significant Accounting Policies

Description of Business

USA Truck (the “Company”) is a truckload carrier providing transportation of general commodities throughout the continental United States, into and out of Mexico and into and out of portions of Canada.  Generally, the Company transports full dry van trailer loads of freight from origin to destination without intermediate stops or handling. To complement the Company’s General Freight operations, it provides dedicated, brokerage and rail intermodal services.  For shipments into Mexico, the Company transfers its trailers to tractors operated by Mexican carriers at a facility in Laredo, Texas, which is operated by the Company’s wholly-owned subsidiary.  Through the Company’s asset based and non-asset based capabilities, it transports many types of freight for a diverse customer base in a variety of industries.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.  During 2010, 2009 and 2008, the Company’s top ten customers generated 35%, 32% and 32% of total revenue, respectively.  During the three year period ended December 31, 2010, no single customer represented more than 10% of total revenue.  Other accounts receivable consists primarily of proceeds from the sale of revenue equipment.  The carrying amount reported in the balance sheet for accounts receivable approximates fair value as receivables collection averaged approximately 32 days from the billing date.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2010, 2009 and 2008:

	(in thousands)
	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$443	$204	$81
Amounts charged to expense	241	313	134
Uncollectible accounts written off, net of recovery	(240)	(74)	(11)
Balance at end of year	$444	$443	$204

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Some of the significant estimates made by management include, but are not limited to, allowances for doubtful accounts, the fair value of derivative instruments, useful lives for depreciation and amortization, estimates related to our share-based compensation plan, deferred taxes and reserves for claims liabilities. Actual results could differ from those estimates.

Inventories

Inventories consist of tires, fuel, supplies and Company store merchandise and are stated at the lower of cost (first-in, first-out basis) or market.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets include temporary differences relating to depreciation, capitalized leases and certain revenues and expenses.  The Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. The only periods subject to examination for its federal returns are the 2007, 2008 and 2009 tax years. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. At January 1, 2009, the Company had no unrecognized tax benefits and it has not recorded any through December 31, 2010.

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

The following table shows the reduction of operations and maintenance expense resulting from this change in estimate effected by a change in principle, for the years indicated:

	(in thousands, except per share amounts)
	Pre-Tax Reduction	Net of Tax Reduction	Per Share Reduction
December 31, 2009	$3,726	$2,298	$0.22
December 31, 2010	4,356	2,686	0.26

Property and Equipment

Property and equipment is recorded at cost.  For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method using the following estimated useful lives: structures – 5 to 39.5 years; revenue equipment – 3 to 10 years; and service, office and other equipment – 3 to 20 years.  Asset sales are made primarily for cash and gains and losses on those sales are reflected in the year of disposal.  Revenue equipment acquired under capital lease is amortized over the lease term.  Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired.  Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and amortized under the Company’s prepaid tire policy.

The Company previously owned a facility in Shreveport, Louisiana, which it sold during the fourth quarter of 2010 for cash and a note receivable.   The Company deferred the gain on the sale, which has been recorded in the accompanying consolidated balance sheet and will be recognized into earnings as payments on the note are received.

The Company previously owned two facilities in the Dayton, Ohio market, one of which was not being used.  During the third quarter of 2008, the Company recorded an asset impairment charge in the amount of approximately $0.3 million to write down the unused asset’s value to its estimated market value, net of costs of disposal.  This write down is included in Other expenses in the accompanying consolidated statements of operations.  The sale of this facility closed during the fourth quarter of 2009.

During the fourth quarter of 2008, the Company removed from service approximately 250 tractors.  The reduction in the Company-owned fleet targeted those tractors with the highest miles and resulted in an impairment charge in the amount of approximately $0.5 million relating to certain of those tractors.  This write down, which adjusted the book value of the tractors down to their market value, is included in Other operating expenses in the accompanying consolidated statements of operations.  The Company disposed of all but one of those high mileage tractors during 2009 and disposed of the remaining tractor during the first quarter of 2010.

Claims Liabilities

The Company is self-insured up to certain limits for bodily injury, property damage, workers’ compensation, cargo loss and damage claims and medical benefits.  Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported.

The Company’s self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence.  For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered lives.  The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters.  The Company maintains insurance above the amounts for which it self-insures, to certain limits, with licensed insurance carriers.  The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements.

The Company records claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates or historical claims experience.  The current portion reflects the amounts of claims expected to be paid in the next twelve months.  In making the estimates of ultimate payment amounts and the determinations of the current portion of each claim, the Company relies on past experience with similar claims, negative or positive developments in the case and similar factors.  The Company re-evaluates these estimates and determinations each reporting period based on developments that occur and new information that becomes available during the reporting period.

Interest

The Company capitalizes interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt.

The following table shows capitalized interest and interest expense for the years indicated:

	(in thousands)
	Capitalized Interest	Interest Expense
December 31, 2008	$64	$4,643
December 31, 2009	51	3,030
December 31, 2010	53	3,438

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year.  Diluted (loss) earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

Segment Reporting

The service offerings provided by the Company relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. The Company classifies its business into three operating segments:  our Trucking operating segment consisting of our General Freight and Dedicated Freight service offerings; our SCS operating segment consisting entirely of our freight brokerage service offering; and our Intermodal operating segment, consisting of our rail intermodal services.  We previously included the results of our freight brokerage and Container-on-Flat-Car (“COFC”) portion of our rail Intermodal service offering in our SCS operating segment.  The Trailer-on-Flat-Car (“TOFC”) portion of our rail Intermodal service offering was classified within our Trucking operating segment.  COFC and TOFC are now combined and reported as Intermodal and brokerage is now reported as SCS.  SCS and Intermodal are reported as separate operating segments.  These three operating segments are aggregated into one segment for financial reporting purposes.  SCS and Intermodal operating segments are intended to provide services that complement the Company’s Trucking services, primarily to existing customers of its Trucking operating segment.  Those complementary services consist of services such as freight brokerage, transportation scheduling, routing and mode selection.  A majority of the customers of SCS have also engaged the Company to provide services through one or more of its Trucking service offerings.  SCS and Intermodal operating segments have consistently increased over the past three years as shown in the table below.

	Percent of Base Revenue
	SCS	Intermodal
December 31, 2008	4.0%	1.2%
December 31, 2009	4.1%	2.3%
December 31, 2010	9.0%	3.5%

The Company’s decision to aggregate its three operating segments into one reporting segment was based on factors such as the similar economic and operating characteristics of its service offerings and its centralized internal management structure.  Except with respect to the relatively minor components of the Company’s operations that do not involve the use of its tractors, key operating statistics include, for example, revenue per mile and miles per tractor per week.  While the operations of the Company’s SCS operating segment typically do not involve the use of its equipment and drivers, it nevertheless provides truckload freight services to its customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon the Trucking operations.  The Company’s Intermodal operating segment does involve the use of Company equipment as it utilizes its trailers and leased containers to provide this service.  Accordingly, the operations of this operating segment are subject to the same general regulatory environment and cost sensitivities imposed upon the Trucking operations.

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

Revenue generated by the Company’s SCS and Intermodal operating segments is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as the Company acts as a principal with substantial risks as primary obligor.

 Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures are required of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as a net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables, including credit risk exposures, and allowances for credit losses under FASB Accounting Standards Codification 310, Receivables.  The amended disclosures are designed to provide more information to financial statement users about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  For public companies, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The end of period disclosures have not had a material impact on the Company’s financial reporting, and we do not expect the activity related disclosure requirements to have a material impact on our financial reporting.

2.      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	(in thousands)
	December 31,
	2010	2009
Prepaid tires (1)	$8,082	$3,726
Prepaid licenses, permits and tolls	2,000	1,912
Prepaid insurance	1,350	1,355
Other	1,453	938
Total prepaid expenses and other current assets	$12,885	$7,931

(1) Effective April 1, 2009, the Company changed its method of accounting for tires.  Upon placing the tires in service, the Company accounts for them as prepaid expenses and amortizes their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.

3.	Note Receivable

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company at the end of the note term.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  At December 31, 2010, the Company believes the note to be fully collectible, and accordingly has not recorded any valuation allowance against the note receivable.

4.	Derivative Financial Instruments

The Company records derivative financial instruments in the balance sheet as either an asset or liability at fair value based on the active market in which the derivative financial instrument is traded, with classification as current or long-term depending on the duration of the instrument.

Changes in the derivative instrument’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  For cash flow hedges that meet the criteria, the derivative instrument’s gains and losses, to the extent effective, are recognized in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.  The Company records the gains and losses in other operating expenses and costs in its consolidated statements of operations.  (See also Note 5. Comprehensive (Loss) Income.)

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

		(in thousands)
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain Recognized in Income on the Derivative	Amount of Pre-Tax Gain Recognized in Income on Derivative
		2010
Fuel purchase contract	Fuel and fuel taxes	$1,200

5.    Comprehensive (Loss) Income

Comprehensive (loss) income consisted of the following components:

(in thousands)
	Year Ended December 31,
	2010	2009	2008
Net (loss) income	$(3,308)	$(7,177)	$ 3,140
Change in fair value of interest rate swap, net of income tax benefit of $(19) for the year ended December 31, 2010, net of income tax benefit of $(79) for the year ended December 31, 2009 and net of income tax benefit of $(40) for the year ended December 31, 2008	(31)	(126)	(65)
Reclassification of derivative net losses to statement of operations, net of income tax of $50 for the year ended December 31, 2010, net of income tax of $73 for the year ended December 31, 2009 and net of income tax benefit of $(7) for the year ended December 31, 2008	81	118	12
Total comprehensive (loss) income	$(3,258)	$(7,185)	$ 3,087

Fair Value Measurements

	(in thousands)
	Total Fair Value Assets (Liabilities) at 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$(11)	$--	$(11)	$--

The fair value of derivatives, consisting primarily of interest rate swaps as discussed above, is calculated using proprietary models utilizing observable inputs as well as future assumptions related to interest rates and other applicable variables.

6.  Accrued Expenses

Accrued expenses consist of the following:
(in thousands)
	December 31,
	2010	2009
Salaries, wages, bonuses and employee benefits	$3,288	$3,966
Other (1)	5,113	5,042
Total accrued expenses	$8,401	$9,008

(1)	As of December 31, 2010 and 2009, no single item included within other accrued expenses exceeded 5.0% of the Company’s total current liabilities.

7.	Note Payable

On October 20, 2010, the Company’s Board of Directors approved an unsecured note payable in the amount of $1.3 million. The note is payable in monthly installments of principal and interest of approximately $0.1 million, is scheduled to mature on September 1, 2011 and bears interest at 2.6%.  The balance of the note payable at December 31, 2010 was $1.0 million.  The note payable is being used to finance a portion of the Company’s annual insurance premiums.

At December 31, 2009, we had an unsecured note payable of $1.0 million.  The note, which was payable in monthly installments of principal and interest of approximately $0.1 million and bearing interest at 3.4%, matured on September 1, 2010.  The note payable was used to finance a portion of the Company’s annual insurance premiums.

8.	Long-term Debt

Long-term debt consists of the following:

(in thousands)
	December 31,
	2010	2009
Revolving credit agreement (1)	$49,900	$46,718
Capitalized lease obligations (2)	48,616	55,859
	98,516	102,577
Less current maturities	(18,766)	(63,461)
Long-term debt, less current maturities	$79,750	$39,116

(1)
On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility scheduled to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not to exceed $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement will expire on April 19, 2014.

As the previous Facility was scheduled to mature on September 1, 2010, during the quarter ended September 30, 2009 and at December 31, 2009, that debt was classified as a current liability.

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

The interest rate on our overnight borrowings under the Credit Agreement at December 31, 2010, was 3.25%.  The interest rate including all borrowings made under the Credit Agreement at December 31, 2010 was 2.6%.  The interest rate on the Company’s borrowings under the agreements for the year ended December 31, 2010 was 2.6%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At December 31, 2010, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $164.6 million at December 31, 2010, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.25 until December 31, 2010 and 3.00 thereafter, and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.1 million at December 31, 2010.  We were in compliance with these covenants at December 31, 2010.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company recently refinanced its debt in April 2010, the borrowings under the Credit Agreement approximate its fair value.

(2)
The Company’s capitalized lease obligations have various termination dates extending through September 2014 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 2.2% to 4.1% at December 31, 2010.  The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

9.	Leases and Commitments

The Company leases certain revenue equipment under capital leases with terms of 36, 42 or 45 months. Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below as of December 31 for the years indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
December 31, 2009	$72,836	$16,979	$55,857
December 31, 2010	69,795	20,777	49,018

Amortization of leased assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  Rent expense relating to operating leases for facilities and certain revenue equipment is included in operations and maintenance expense and rent expense relating to operating leases for office equipment is included in other operating expenses and costs.  The total rent expense incurred is included in the accompanying consolidated statements of operations.  Amortization of leased assets and rent expense under operating leases are reflected in the table below for the years indicated.

	(in thousands)
	For the Year Ended December 31,
	2010	2009	2008
Amortization of leased assets	$12,134	$10,739	$12,968
Rent expense under operating leases	2,037	1,203	1,195

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

At December 31, 2010, the future minimum payments under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated.

	(in thousands)
	2011	2012	2013	2014	2015	Thereafter
Future minimum payments	$20,268	$16,548	$10,733	$3,333	$--	$--
Future rentals under operating leases	1,712	1,062	439	381	9	312

 As of December 31, 2010, the remaining minimum capital lease payments were $48.6 million, which excludes amounts representing interest of $2.3 million.  The current portion of net minimum lease payments, including interest, is $20.3 million.

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

As of December 31, 2010, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $50.9 million, none of which is cancelable by us upon advance written notice, and approximately $0.3 million for non-revenue purchases.

10.   Federal and State Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)
	December 31,
	2010	2009
Current deferred tax assets:
Accrued expenses not deductible until paid	$3,027	$3,247
Equity Incentive Plan	323	303
Revenue recognition	327	283
Allowance for doubtful accounts	170	170
Total current deferred tax assets	3,847	4,003

Current deferred tax liability:
Prepaid expenses deductible when paid	(4,941)	(3,041)
Total current deferred tax liability	(4,941)	(3,041)
Net current deferred tax (liability) asset	$(1,094)	$962

Noncurrent deferred tax assets:
Capitalized leases	$(108)	$153
Interest rate swap	19	38
Non-compete agreement	85	107
Net operating loss	7,657	3,100
Total noncurrent deferred tax assets	7,653	3,398

Noncurrent deferred tax liabilities:
Tax over book depreciation	(58,400)	(56,440)
Other	(35)	(31)
Total noncurrent deferred tax liabilities	(58,435)	(56,471)
Net deferred tax liabilities	$(50,782)	$(53,073)

For the year ended December 31, 2010, the Company’s effective tax rate decreased to 0.2% from 23.9%.  This decrease was primarily due to a decrease in our taxable loss, which was offset by our non-deductible items.  The change in the effective tax rate resulted in a decrease of the net deferred tax liability of approximately $2.3 million.

Significant components of the provision (benefits) for income taxes are as follows:

	(in thousands)
	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$--	$(8,717)	$2,443
State	--	(1,806)	507
Total current	--	(10,523)	2,950

Deferred:
Federal	6	6,851	1,056
State	1	1,419	219
Total deferred	7	8,270	1,275
Total income tax expense (benefit)	$7	$(2,253)	$4,225

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

	(in thousands)
	Year Ended December 31,
	2010	2009	2008
Income tax (benefit) expense at statutory federal rate	$(1,122)	$(3,206)	$2,504
Federal income tax effects of:
State income tax expense (benefit)	--	136	(258)
Per diem and other nondeductible meals and entertainment	1,025	1,022	1,274
Other	105	194	(55)
Federal income tax expense (benefit)	8	(1,854)	3,465
State income tax expense (benefit)	1	(399)	760
Total income tax expense (benefit)	$7	$(2,253)	$4,225

Effective tax rate	0.2%	23.9%	57.4%

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

11.	Employee Benefit Plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members.  Team members can contribute up to 50% of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each team member.  Team members’ rights to employer contributions vest after three years from their date of employment.  Effective April 1, 2009, the Company suspended its contribution match.

Company matching contributions to the plan are included in salaries, wages and employee benefits in the accompanying statements of operations and are reflected in the table below for the years indicated.

	(in thousands)
	For the Year Ended December 31,
	2010	2009	2008
Company matching contributions	$--	$171	$655

12.      Stock Plans

The current equity compensation plans that have been approved by the Company’s stockholders are its 2004 Equity Incentive Plan and its 2003 Restricted Stock Award Plan.  The Company does not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by its stockholders.

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,050,000 shares of Common Stock to directors, officers and other key team members.  On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board.  No options were granted under this plan for less than the fair market value of the Common Stock as defined in the plan at the date of the grant.  Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted.  Options granted under this plan generally vest ratably over three to five years.  The option price under this plan is the fair market value of the Company’s Common Stock at the date the options were granted, except that the exercise prices of options granted to the Chairman of the Board are equal to 110% of the fair market value of the Company’s Common Stock at the date those options were granted.  At December 31, 2010, 518,918 shares were available for granting future options or other equity awards under this plan.  The Company issues new shares upon the exercise of stock options.

Compensation cost recognized in 2010 and 2009 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006.  The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized is reflected in the table below for the years indicated.

	(in thousands)
	For the Year Ended December 31,
	2010	2009	2008
Compensation expense	$133	$223	$282

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

The following grants were made in accordance with the terms of the Executive Team Incentive Plan for the years indicated.

Grant Date	Restricted Shares (1)	Number of Shares Under Options (1)	Grant Price (2)
2009
February 2	5,113	12,283	$14.18
May 1	5,222	16,473	13.88
August 3	4,997	15,291	14.50
November 2	6,478	20,949	11.19
2010
February 1	3,250	11,222	12.21
May 3	2,105	6,895	18.58
August 2	2,085	5,555	16.49
November 1	2,526	6,284	13.61

(1)	Net of forfeited shares.

(2)	The shares were valued at the closing price of the Company’s Common Stock on the dates of awards.

On February 1, 2011, the Executive Compensation Committee granted an award of 3,262 restricted shares and incentive stock options to acquire 10,988 shares of the Company’s Common Stock.  Both of these awards were valued at $12.20 per share, which was the closing price of the Company’s Common Stock on that date.

Information related to option activity for the year ended December 31, 2010 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	201,446	$16.24
Granted (2)	29,956	14.76
Exercised	(23,216)	11.55		$ 136,307
Cancelled/forfeited/expired	(24,286)	16.07
Expired	(31,300)	19.60
Outstanding at December 31, 2010	152,600	$ 16.01	2.8	$74,829
Exercisable at December 31, 2010	65,672	$16.57	1.2	$40,610

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of the Company’s Common Stock, as determined by the closing price on December 31, 2010 (the last trading day of the fiscal year), was $13.23.  The intrinsic value for options exercised in 2010 was $136,307, in 2009 was $97,656 and in 2008 was $46,955.

(2)	The weighted-average grant date fair value of options granted during 2010 and 2009 was $4.94 and $4.51, respectively. No options were granted in 2008.

The exercise price, number, weighted-average remaining contractual life of options outstanding and the number of options exercisable as of December 31, 2010 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number of Options Exercisable
$11.19	17,807	3.6	5,889
11.47	15,600	0.3	15,600
12.21	9,712	4.6	--
12.66	2,000	0.6	2,000
13.61	6,284	4.6	--
13.88	14,002	3.6	4,631
14.18	10,441	3.6	3,453
14.50	15,397	3.6	5,299
15.83	5,000	3.6	2,000
16.49	5,555	4.6	--
17.06	7,200	2.1	3,600
18.58	6,052	4.6	--
22.54	33,800	1.6	20,200
22.93	1,500	0.3	1,500
30.22	2,250	1.1	1,500
	152,600	2.8	65,672

The following assumptions were used to value the stock options granted during the years indicated:

	2010	2009	2008
Dividend yield	0%	0%	--
Expected volatility	32.8% - 50.2%	36.5% - 53.1%	--
Risk-free interest rate	0.9% - 2.1%	1.4%	--
Expected life (in years)	4.13 - 4.25	4.13 - 4.25	--

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

The fair value of stock options and restricted stock that vested during the year is as follows for the years indicated.

	(in thousands)
	December 31,
	2010	2009	2008
Stock options	$186	$114	$80
Restricted stock	82	--	--

The 2003 Restricted Stock Award Plan, which terminated on August 31, 2009, allowed the Company to issue up to 150,000 shares of Common Stock as awards of restricted stock to its officers, 100,000 shares of which had been awarded.  The Chairman of the Board contributed 100,000 shares of his Common Stock to the Company for purposes of issuance under the 2003 Restricted Stock Award Plan.  Shares issued as restricted stock awards under the 2003 Restricted Stock Award Plan consisted solely of shares of Common Stock contributed to the Company by its Chairman of the Board.  Awards under the 2003 Restricted Stock Award Plan vested over a period of no less than five years and vesting of awards is also subject to the achievement of such performance goals as set by the Board of Directors based on criteria set forth in the 2003 Restricted Stock Award Plan.  Currently, the performance goals require the attainment of an annual retained earnings growth rate of 10.0% in order for the shares to qualify for full vesting (with 50.0% vesting if a 9.0% growth rate is achieved).  To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed.  Pursuant to the provisions of the Plan, any shares that are forfeited due to the Company not meeting performance criteria, any shares that remained in the Plan that were not subject to outstanding awards when the Plan terminated and any previously awarded shares that are forfeited after the Plan terminates are to be returned to Mr. Robert M. Powell, Chairman of the Board of Directors (the individual who originally contributed the shares). Accordingly, at September 1, 2009, the 38,000 previously forfeited shares were returned to Mr. Powell.  Any shares forfeited after this date, will be returned to Mr. Powell on their scheduled vesting date.

2003 Restricted Stock Award Plan Forfeitures
Scheduled Vest Date	Date Deemed Forfeited and Recorded as Treasury Stock	Shares Forfeited (in thousands)	Expense Recovered (in thousands)	Date Shares Were Returned to Mr. Powell
March 1, 2009	December 31, 2008	14	$288	September 1, 2009
March 1, 2010	September 30, 2009	4	100	March 1, 2010
March 1, 2011 (1)	June 30, 2010	2	47	March 1, 2011

(1)	Upon forfeiture of these 2,000 shares, no other shares remain outstanding under this expired Plan.

The compensation expense recognized is based on the market value of the Company’s Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount recognized is amortized over the vesting period.

Compensation expense related to restricted stock awarded under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized is reflected in the table below for the years indicated.

	(in thousands)
	For the Year Ended December 31,
	2010	2009	2008
Compensation expense	$103	$372	$4

Information related to the 2003 Restricted Stock Award Plan for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares - December 31, 2009	4,000	$27.66
Granted	--	--
Forfeited	(2,000)	27.66
Vested	--	--
Nonvested shares - December 31, 2010	2,000	27.66

(1)	The shares were valued at the average of the high and low trading price of the Company’s common stock on the date of the award.

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

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the year ended December 31, 2010, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2009	221,810	$12.24
Granted	9,966	14.81
Forfeited	(27,227)	12.33
Vested	(6,179)	13.29
Nonvested shares – December 31, 2010	198,370	$12.33

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

Information set forth in the following table is related to stock options and restricted stock as of December 31, 2010.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$228	$1,621
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.4	5.8

13.  (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	(in thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008
Numerator:
Net (loss) income	$(3,308)	$(7,177)	$3,140

Denominator:

Denominator for basic (loss) earnings per share – weighted average shares	10,295	10,240	10,220

Effect of dilutive securities:
Employee stock options and restricted stock	--	--	18
	--	--	18
Denominator for diluted (loss) earnings per share – adjusted weighted-average shares and assumed conversions	10,295	10,240	10,238
Basic (loss) earnings per share	$(0.32)	$(0.70)	$0.31
Diluted (loss) earnings per share	$(0.32)	$(0.70)	$0.31
Weighted average anti-dilutive employee stock options and restricted stock	122	131	117

14.	Common Stock Transactions

 On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the years ended December 31, 2008, 2009 and 2010, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

15.	Fair Value of Financial Instruments

At December 31, 2010, the amounts reported in the Company’s consolidated balance sheets for its Credit Agreement and capital leases and in 2009 for its Senior Credit Facility and capital leases approximate their fair value.

16.	Litigation

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

On July 2, 2010 a former driver employee, filed a lawsuit against the Company titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  The Company has successfully removed the case to the United States District Court, Central District of California and has filed an answer denying the plaintiff’s allegations.  The lawsuit seeks monetary damages for the alleged violations.  In February 2011, settlement of the lawsuit was negotiated through mediation subject to the District Court’s review and approval.  Such approval is expected later in 2011.

17.	Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2010 and 2009:

	(in thousands, except per share amounts)
	2010
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$105,634	$113,673	$118,766	$122,091
Operating expenses and costs	109,132	110,635	116,450	123,852
Operating (loss) income	(3,498)	3,038	2,316	(1,761)
Other expenses, net	820	1,071	852	650
(Loss) income before income taxes	(4,318)	1,967	1,464	(2,411)
Income tax (benefit) expense	(1,322)	1,067	878	(614)
Net (loss) income	$(2,996)	$900	$586	$(1,797)

Average shares outstanding (Basic)	10,277	10,293	10,297	10,297
Basic (loss) earnings per share	$(0.29)	$0.09	$0.06	$(0.17)

Average shares outstanding (Diluted)	10,277	10,320	10,312	10,297
Diluted (loss) earnings per share	$(0.29)	$0.09	$0.06	$(0.17)

Note - The above amounts have been previously reported in the Company’s quarterly reports on Form 10-Q.  Certain line items in those quarterly reports may not total the corresponding amount reported in this Annual Report on Form 10-K due to rounding.

	(in thousands, except per share amounts)
	2009
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$93,496	$92,384	$96,171	$100,316
Operating expenses and costs	95,130	92,980	97,670	103,194
Operating (loss) income	(1,634)	(596)	(1,499)	(2,878)
Other expenses, net	862	710	616	635
(Loss) income before income taxes	(2,496)	(1,306)	(2,115)	(3,513)
Income tax (benefit) expense	(616)	(158)	(477)	(1,001)
Net (loss) income	$(1,880)	$(1,148)	$(1,638)	$(2,512)

Average shares outstanding (Basic)	10,213	10,230	10,249	10,275
Basic (loss) earnings per share	$(0.18)	$(0.11)	$(0.16)	$(0.24)

Average shares outstanding (Diluted)	10,213	10,230	10,249	10,275
Diluted (loss) earnings per share	$(0.18)	$(0.11)	$(0.16)	$(0.24)

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

None.

Item 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of December 31, 2010, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our management’s evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.  The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  In accordance with these controls and procedures, information is accumulated and communicated to management, including our CEO, as appropriate, to allow timely decisions regarding disclosures. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
USA Truck, Inc.

We have audited USA Truck, Inc. (a Delaware Corporation) and subsidiary, (collectively, the “Company”), internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USA Truck, Inc. and subsidiary, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 4, 2011

Item 9B.	OTHER INFORMATION

   In the course of preparing this Annual Report on Form 10-K, the Company discovered that its previously disclosed free cash flow (cash flows from operations less net cash used in investing activities) and capital expenditures, net, included non-cash items related to the sale of the Company’s Shreveport terminal facility.  As a result, capital expenditures, net and the increase in the Company’s free cash flow, both as appearing in the Company’s January 27, 2011 press release, should have been $39.7 million (a $1.4 million increase) and $10.0 million (a $0.6 million increase), respectively.  All information in this Annual Report on Form 10-K reflects the corrected amounts.
   There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2010.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Additional Information Regarding the Board of Directors – Biographical Information,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2011, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

Our Code of Business Conduct and Ethics (“Code of Ethics”), which applies to all directors, officers and team members, and sets forth the conduct and ethics expected of all affiliates and team members of the Company, is available at our Internet address http://www.usa-truck.com, under the “Corporate Governance” tab of the “Investors” menu.  Any amendment to, or waivers of, any provision of the Code of Ethics that apply to our principal executive, financial and accounting officers, or persons performing similar functions, will be posted at that same location on our website.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2011, set forth certain information with respect to the compensation of management and Directors and related matters and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2011, sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” of this annual report on Form 10-K, which sets forth certain information with respect to our equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Additional Information Regarding the Board of Directors – Board Meetings, Director Independence and Committees – Director Independence” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2011, set forth certain information with respect to relations of and transactions by management and the independence of our directors and nominees for election as directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 4, 2011, sets forth certain information with respect to the fees billed by our independent registered public accounting firm and the nature of services rendered for such fees for each of the two most recent fiscal years and with respect to our Audit Committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and is incorporated herein by reference.

                                                                PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a) The following documents are filed as a part of this report:	Page
1.	Financial statements.
	The following financial statements of the Company are included in Part II, Item 8 of this report:
	Consolidated Balance Sheets as of December 31, 2010 and 2009	39
	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	40
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	41
	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	42
	Notes to Consolidated Financial Statements	43

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

USA TRUCK, INC.

(Registrant)

By:	/s/ Clifton R. Beckham	By:	/s/ Darron R. Ming
	Clifton R. Beckham		Darron R. Ming
	President and Chief Executive Officer		Vice President, Finance and Chief Financial Officer

Date:	March 4, 2011	Date:	March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Powell
Robert M. Powell	Chairman of the Board and Director	March 4, 2011

/s/ Clifton R. Beckham
Clifton R. Beckham	President, Chief Executive Officer and Director	March 4, 2011

/s/ Darron R. Ming
Darron R. Ming	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 4, 2011

/s/ James B. Speed
James B. Speed	Director	March 4, 2011

/s/ Terry A. Elliott
Terry A. Elliott	Director	March 4, 2011

/s/ William H. Hanna
William H. Hanna	Director	March 4, 2011

/s/ James D. Simpson, III
James D. Simpson, III	Director	March 4, 2011

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	March 4, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit
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
4.08
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
10.7
Credit Agreement, dated April 19, 2010, among the Company, the Guarantors listed therein, the Lenders listed therein, Branch Banking and Trust Company, as Administrative Agent, and BB&T Capital Markets, as Lead Arranger (incorporated by reference to Exhibit 10.1 on Form 10-Q filed with the Securities and Exchange Commission on July 30, 2010).

10.8	USA Truck, Inc. Executive Team Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 30, 2009).
10.9
First Amendment to Credit Agreement, dated June 14, 2010, among the Company, International Freight Services, Inc., the Lenders listed therein, and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.2 on Form 10-Q filed with the Securities and Exchange Commission on July 30, 2010).

21	The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the reporting fiscal year ending December 31, 2010.
23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract, compensatory plan or arrangement.
**Filed herewith.