Form 10-Q
period 2011-03-31
USA TRUCK INC
filed 2011-05-06
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of May 4, 2011 is 10,502,001.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,643	$2,726
Accounts receivable:
Trade, less allowance for doubtful accounts of $355 in 2011 and $444 in 2010	54,951	46, 630
Other	1,989	1,353
Inventories	2,295	2,080
Prepaid expenses and other current assets	15,098	12,885
Total current assets	76,976	65,674

Property and equipment:
Land and structures	31,314	31,268
Revenue equipment	382,843	376,211
Service, office and other equipment	16,115	15,636
Property and equipment, at cost	430,272	423,115
Accumulated depreciation and amortization	(163,642)	(163,867)
Property and equipment, net	266,630	259,248
Note receivable	2,043	2,048
Other assets	431	415
Total assets	$346,080	$327,385

Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$4,218	$4,233
Trade accounts payable	24,458	16,691
Current portion of insurance and claims accruals	5,330	4,725
Accrued expenses	10,708	8,401
Note payable	675	1,009
Current maturities of long-term debt and capital leases	27,318	18,766
Deferred income taxes	1,725	1,094
Total current liabilities	74,432	54,919

Deferred gain	617	618
Long-term debt and capital leases, less current maturities	83,591	79,750
Deferred income taxes	48,897	50,782
Insurance and claims accruals, less current portion	3,519	3,608

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,838,078 shares in 2011 and 11,835,075 shares in 2010	118	118
Additional paid-in capital	65,159	65,169
Retained earnings	91,499	94,215
Less treasury stock, at cost (1,337,324 shares in 2011 and 1,339,324 shares in 2010)	(21,752)	(21,783)
Accumulated other comprehensive loss	--	(11)
Total stockholders’ equity	135,024	137,708
Total liabilities and stockholders’ equity	$346,080	$327,385
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended
	March 31,
	2011	2010

Revenue:
Trucking revenue	$82,874	$80,690
Strategic Capacity Solutions revenue	11,568	6,210
Intermodal revenue	5,208	2,326
Base revenue	99,650	89,226
Fuel surcharge revenue	24,392	16,408
Total revenue	124,042	105,634

Operating expenses and costs:
Fuel and fuel taxes	34,727	28,395
Salaries, wages and employee benefits	33,100	33,227
Purchased transportation	25,379	15,605
Depreciation and amortization	12,614	12,499
Operations and maintenance	9,877	7,664
Insurance and claims	5,864	6,070
Operating taxes and licenses	1,398	1,393
Communications and utilities	985	946
Gain on disposal of assets, net	(915)	(7)
Other	4,195	3,340
Total operating expenses and costs	127,224	109,132
Operating loss	(3,182)	(3,498)

Other expenses (income):
Interest expense	743	769
Other, net	(11)	51
Total other expenses, net	732	820
Loss before income taxes	(3,914)	(4,318)
Income tax benefit	(1,198)	(1,322)

Net loss	$(2,716)	$(2,996)

Net loss per share information:
Average shares outstanding (Basic)	10,298	10,277
Basic loss per share	$(0.26)	$(0.29)

Average shares outstanding (Diluted)	10,298	10,277
Diluted loss per share	$(0.26)	$(0.29)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	Loss	Total
Balance at December 31, 2010	11,835	$118	$65,169	$94,215	$(21,783)	$(11)	$137,708
Exercise of stock options	--	--	1	--	--	--	1
Excess tax benefit on exercise of stock options	--	--	--	--	--	--	--
Stock-based compensation	--	--	139	--	--	--	139
Restricted stock award grant	3	--	--	--	--	--	--
Forfeited restricted stock	--	--	(119)	--	--	--	(119)
Change in fair value of interest rate swap, net of income tax of $1	--	--	--	--	--	1	1
Reclassification of derivative net losses to statement of operations, net of income tax of $7	--	--	--	--	--	10	10
Return of forfeited restricted stock	--	--	(31)	--	31	--	--
Net loss	--	--	--	(2,716)	--	--	(2,716)
Balance at March 31, 2011	11,838	$118	$65,159	$91,499	$(21,752)	$--	$135,024

                  See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net loss	$(2,716)	$(2,996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,614	12,499
Provision for doubtful accounts	(7)	45
Deferred income taxes	(1,190)	(1,711)
Stock-based compensation	19	109
Gain on disposal of assets, net	(915)	(7)
Recognition of deferred gain	(1)	--
Changes in operating assets and liabilities:
Accounts receivable	(8,950)	(7,491)
Inventories and prepaid expenses	(2,428)	(3,355)
Trade accounts payable and accrued expenses	7,775	6,839
Insurance and claims accruals	516	656
Net cash provided by operating activities	4,717	4,588

Investing activities
Purchases of property and equipment	(15,085)	(22,160)
Proceeds from sale of property and equipment	6,757	4,237
Change in other assets	(11)	--
Net cash used in investing activities	(8,339)	(17,923)

Financing activities
Borrowings under long-term debt	21,638	38,694
Principal payments on long-term debt	(14,852)	(20,912)
Principal payments on capitalized lease obligations	(2,899)	(3,038)
Principal payments on note payable	(334)	(336)
Net decrease in bank drafts payable	(15)	(1,050)
Proceeds from exercise of stock options	1	--
Excess tax benefit from exercise of stock options	--	8
Net cash provided by financing activities	3,539	13,366

(Decrease) increase in cash	(83)	31
Cash:
Beginning of period	2,726	797
End of period	$2,643	$828

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$730	$753
Income taxes	--	--
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	8,506	--
Purchases of revenue equipment included in accounts payable	2,247	1,321

See notes to consolidated financial statements.

USA TRUCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon.  Base revenue in the consolidated statements of operations represents revenue excluding this fuel surcharge revenue.

We previously included the results of our freight brokerage and Container-on-Flat-Car (“COFC”) portion of our rail Intermodal service offering in our SCS operating segment.  The Trailer-on-Flat-Car (“TOFC”) portion of our rail Intermodal service offering was classified within our Trucking operating segment.  Accordingly, certain amounts presented for the prior period have been reclassified to conform to current year classifications.

NOTE 2 – REVENUE RECOGNITION

Revenue generated by our Trucking operating segment is recognized in full upon completion of delivery of freight to the receiver’s location.  For freight in transit at the end of a reporting period, we recognize revenue pro rata based on relative transit time completed as a portion of the estimated total transit time.  Expenses are recognized as incurred.

Revenue generated by our Strategic Capacity Solutions (“SCS”) and Intermodal operating segments is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs because we have responsibility for billing and collecting such revenue.

Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

NOTE 3 – STOCK-BASED COMPENSATION

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,050,000 shares of Common Stock to directors, officers and other key employees.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted, except that the exercise prices of options granted to our Chairman of the Board are equal to 110% of the fair market value of our Common Stock at the date those options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.19 to $30.22 as of March 31, 2011.  At March 31, 2011, 507,879 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized is reflected in the table below for the years indicated.

	(in thousands)
	For the Three Months Ended
	March 31,
	2011	2010
Compensation expense	$--	$65

During the quarter ended March 31, 2011, an executive officer of the Company submitted his notice to retire effective April 30, 2011.  Accordingly, the Company reversed an estimate of the expense associated with the outstanding unvested shares held by this executive officer in the approximate amounts of $0.08 million and $0.04 million for restricted stock and incentive stock options, respectively.

The table below sets forth the assumptions used to value stock options granted during the years indicated:

	2011	2010
Dividend yield	0%	0%
Expected volatility	33.7%	32.8 – 50.2%
Risk-free interest rate	1.7%	0.9 – 2.1%
Expected life (in years)	4.25	4.13 – 4.25

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

Information related to option activity for the three months ended March 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	152,600	$16.01
Granted	10,988	12.20
Exercised	(104)	11.19		$84
Cancelled/forfeited	(1,329)	16.93
Expired	(1,519)	26.39
Outstanding at March 31, 2011	160,636	$15.65	2.8	$71,594
Exercisable at March 31, 2011	64,549	$16.46	1.0	$35,019

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on March 31, 2011 (the last trading day of the quarter), was $13.00.

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

	(in thousands)
	For the Three Months Ended
	March 31,
	2011	2010
Compensation expense	$19	$44

The 2003 Restricted Stock Award Plan terminated August 31, 2009.  During the quarter ended June 30, 2010, management determined that the performance criteria for 2010 would not be met and therefore the remaining 2,000 shares outstanding under this Plan were deemed forfeited and recorded as treasury stock.  The previously recorded expense in the amount of $0.05 million relating to the forfeited shares was recovered during the quarter ended June 30, 2010.  The shares remained outstanding until their scheduled vest date of March 1, 2011, at which time their forfeiture became effective.  Pursuant to the provisions of the Plan, at that time, the shares were returned to Mr. Robert M. Powell, who originally contributed the shares for the awards made under this Plan.  Upon the return of these shares to Mr. Powell, no other shares awarded under this Plan remain outstanding.

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the three months ended March 31, 2011, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2010	198,370	$12.33
Granted	3,262	12.20
Forfeited	(363)	13.90
Vested	--	--
Nonvested shares – March 31, 2011	201,269	$12.32

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

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

Information set forth in the following table is related to stock options and restricted stock as of March 31, 2011.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$218	$1,563
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.5	5.6

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the three months ended March 31, 2011, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

NOTE 5 – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis.  As the revenue generated by these service offerings becomes increasingly more significant, management determined that additional disclosures were needed.  In addition, as part of our ongoing effort and commitment to providing the investing public transparency into our operations through our disclosures, this quarterly report on Form 10-Q is the first in which we discuss individual results from our three operating segments: Trucking (which consists of our General Freight and Dedicated Freight service offerings), Strategic Capacity Solutions (which consists entirely of our freight brokerage service offering) and Intermodal (which consists of our rail intermodal services).

	Percent of Total Base Revenue
	Trucking	SCS	Intermodal
March 31, 2011	83.2%	11.6%	5.2%
March 31, 2010	90.4%	7.0%	2.6%

Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics for all three segments include, for example, revenue per mile and miles per tractor per week.  While the operations of our SCS segment typically do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.  Our Intermodal segment does involve the use of our equipment as we utilize our trailers and leased containers to provide this service.  Accordingly, the operations of this segment are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

Assets are not allocated to our SCS segment as the majority of our SCS operations provide truckload freight services to our customers through arrangements with third party carriers who utilize their own equipment.  Assets are not allocated to our Intermodal segment as our intermodal containers are utilized under operating leases with BNSF Railway, which are not capitalized.  To the extent our Intermodal operations require the use of Company-owned trailers they are obtained from our Trucking segment on an as needed basis.  Accordingly, we allocate all of our assets to our Trucking segment.  However, depreciation and amortization expense is allocated to our SCS and Intermodal segments based on the various assets specifically utilized to generate revenue.  All intercompany transactions between segments are consummated at rates similar to those negotiated with independent third parties.  All other expenses are allocated to our SCS and Intermodal segments based on headcount and specifically identifiable direct costs, as appropriate.

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	March 31,
	2011	2010
Base revenue
Trucking	$82,874	$80,690
SCS	13,935	7,234
Intermodal	5,760	2,929
Eliminations	(2,919)	(1,627)
Total base revenue	99,650	89,226
Fuel surcharge revenue	24,392	16,408
Total revenue	$124,042	$105,634

A summary of operating (loss) income by reportable segments is as follows:

	(in thousands)
	Operating (loss) income
	March 31,
	2011	2010
Operating (loss) income
Trucking	$(4,117)	$(3,760)
SCS	1,333	321
Intermodal	(398)	(59)
Operating loss	$(3,182)	$(3,498)

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements did not have a material impact on the Company’s financial reporting.

 In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables and allowances for credit losses under FASB Accounting Standards Codification 310, Receivables.  The amended disclosures are designed to provide more information to financial statement users about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  For public companies, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The enhanced disclosure requirements did not have a material impact on the Company’s financial reporting.

NOTE 7 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in five years.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  During the quarter ended March 31, 2011, the Company recognized approximately one thousand dollars of this gain.  The Company believes that the note receivable balance at March 31, 2011, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

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

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap was fixed at 1.57% until February 19, 2011. The interest rate swap agreement was accounted for as a cash flow hedge.

NOTE 9 – COMPREHENSIVE LOSS

Comprehensive loss was comprised of net loss plus the market value adjustment on our interest rate swap that expired on February 19, 2011, which was designated as a cash flow hedge.  Comprehensive loss consisted of the following components:

(in thousands)
	Three Months Ended
	March 31,
	2011	2010
Net loss	$(2,716)	$(2,996)
Change in fair value of interest rate swap, net of income tax of $1 for the three months ended March 31, 2011 and net of income tax benefit of $(14) for the three months ended March 31, 2010	1	(22)
Reclassification of derivative net losses to statement of operations, net of income tax of $7 for the three months ended March 31, 2011 and $13 for the three months ended March 31, 2010	10	21
Total comprehensive loss	$(2,705)	$(2,997)

NOTE 10 – CLAIMS LIABILITIES

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

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	March 31,	December 31,
	2011	2010
Salaries, wages and employee benefits	$5,512	$3,288
Other (1)	5,196	5,113
Total accrued expenses	$10,708	$8,401

(1)	As of March 31, 2011 and December 31, 2010, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 12 – NOTE PAYABLE

On October 20, 2010, the Company’s Board of Directors approved an unsecured note payable of $1.3 million, payable in monthly installments of principal and interest of approximately $0.1 million, scheduled to mature on September 1, 2011 and bearing interest at 2.6%.  The balance of the note payable at March 31, 2011 was $0.7 million.  The note payable is being used to finance a portion of the Company’s annual insurance premiums.

At December 31, 2009, we had an unsecured note payable of $1.0 million.  The note, which was payable in monthly installments of principal and interest of approximately $0.1 million and bearing interest at 3.4%, matured on September 1, 2010.  The note payable was being used to finance a portion of the Company’s annual insurance premiums.

NOTE 13 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	March 31,	December 31,
	2011	2010
Revolving credit agreement (1)	$56,686	$49,900
Capitalized lease obligations (2)	54,223	48,616
	110,909	98,516
Less current maturities	(27,318)	(18,766)
Long-term debt and capital leases, less current maturities	$83,591	$79,750

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

The interest rate on our overnight borrowings under the Credit Agreement at March 31, 2011 was 3.25%.  The interest rate including all borrowings made under the Credit Agreement at March 31, 2011 was 2.5%.  The interest rate on the Company’s borrowings under the agreements for the three months ended March 31, 2011 was 2.6%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At March 31, 2011, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $171.2 million at March 31, 2011, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.00 and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.1 million at March 31, 2011.  We were in compliance with these covenants at March 31, 2011.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company reprices its debt on a quarterly basis, the borrowings under the Credit Agreement approximate its fair value.

(2)
Our capitalized lease obligations have various termination dates extending through January 2015 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 2.2% to 4.1% at March 31, 2011.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 14 – LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases with terms of 36, 42 or 45 months.  Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balances sheets and are set forth in the table below for the three months ended March 31, 2010 and 2011.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
March 31, 2011	$78,301	$23,578	$54,723
December 31, 2010	69,795	20,777	49,018

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

As of March 31, 2011, we had commitments for purchases of revenue equipment in the aggregate amount of approximately $33.8 million for the remainder of 2011, none of which is cancelable by us upon advance written notice, and approximately $0.8 million for non-revenue purchases.

NOTE 15 – INCOME TAXES

For each of the three month periods ended March 31, 2011 and 2010, our effective tax rate was 30.6%.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2008, 2009 and 2010 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through March 31, 2011.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net loss	$(2,716)	$(2,996)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	10,298	10,277
Effect of dilutive securities:
Employee stock options and restricted stock	--	--
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	10,298	10,277
Basic earnings (loss) per share	$(0.26)	$(0.29)
Diluted earnings (loss) per share	$(0.26)	$(0.29)
Weighted average anti-dilutive employee stock options and restricted stock	129	156

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

On July 2, 2010 a former driver team member, filed a lawsuit against us titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  We have successfully removed the case to the United States District Court, Central District of California and have filed an answer denying the plaintiff’s allegations.  The lawsuit seeks monetary damages for the alleged violations.  In February 2011, settlement of the lawsuit was negotiated through mediation subject to the District Court’s review and approval.  Such approval is expected later in 2011.  At March 31, 2011, all but $0.05 million of the agreed upon settlement amount had been accrued and this remaining balance was accrued at April 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally may be identified by their use of terms or phrases such as “expects,” “estimates,” “anticipates,” “projects,” “believes,” “plans,” “intends,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and terms or phrases of similar substance.  Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Accordingly, actual results may differ from those set forth in the forward-looking statements.  Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors” in Item 1A of that report and updates, if any, to that information are included in Item 1A of Part II of this report.  We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Our Business

We operate primarily in the for-hire truckload segment of the trucking industry.  Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery.  Our business is classified into three operating and reportable segments:  our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings; our Strategic Capacity Solutions (“SCS”) operating segment consisting entirely of our freight brokerage service offering; and our rail Intermodal operating segment.  We previously included the results of our freight brokerage and Container-on-Flat-Car (“COFC”) portion of our rail Intermodal service offering in our SCS operating segment.  The Trailer-on-Flat-Car (“TOFC”) portion of our rail Intermodal service offering was classified within our Trucking operating segment.  COFC and TOFC are now combined and reported as Intermodal and brokerage is now reported as SCS.  SCS and Intermodal are reported as separate operating segments.

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.  Both our SCS and Intermodal operating segments, while making significant contributions to our business, represent less than 20% of our consolidated revenue.

Substantially all of our base revenue from the three operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the three months ended March 31, 2011 and March 31, 2010, Trucking base revenue represented 83.2% and 90.4% of base revenue, respectively, with the remaining base revenue being generated through SCS and Intermodal.

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

Strategic Capacity Solutions. Our SCS operating segment consists entirely of our freight brokerage service offering which matches customer shipments with available equipment of authorized carriers and provides services that complement our Trucking operations.  We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation needs.  To date, a majority of the customers of SCS have also engaged us to provide services through one or more of our Trucking service offerings.  For the three months ended March 31, 2011 and March 31, 2010, SCS services generated approximately 11.6% and 7.0%, respectively, of total base revenue.

Intermodal.  Our rail Intermodal service offering provides our customers cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  Since its inception, our rail Intermodal operating segment had derived primarily all its revenue from TOFC service.  However, as TOFC represents a small and shrinking share of the intermodal market, it became evident we would need to develop a COFC service offering.  For that reason, during August 2010, the Company entered into a long-term agreement with BNSF Railway to lease private 53’ domestic intermodal containers.  The addition of private containers offers the Company an opportunity to continue its growth in the intermodal marketplace and to continue to offer our customers additional transportation solutions.  For the three months ended March 31, 2011 and March 31, 2010, rail intermodal services generated approximately 5.2% and 2.6%, respectively, of total base revenue.

Results of Operations

Executive Overview

While we made substantial strategic progress during the quarter, our advances were almost entirely offset by exogenous factors.  We posted healthy revenue growth, particularly in our SCS and Intermodal service offerings, and we improved our earnings per share through continued execution of our VEVA (Vision for Economic Value Added) strategic plan.  However, rising fuel prices, unusually harsh winter weather, increased government regulation and a tightening market for drivers combined to significantly and adversely impact our results.

In our Trucking segment:

Our Spider Web lane density improved considerably year-over-year (to 48.7% of our loads from 38.1% for the comparable quarter of 2010).  Because Spider Web network freight yielded $0.24 more per loaded mile than our legacy network freight, we experienced an overall year-over-year rate improvement of over $0.10 per mile.  That rate improvement translated into a $0.35 per share improvement in our earnings.

Fuel prices steadily increased throughout the quarter, rising 30.0% above last year’s average first quarter price and easily outpacing our ability to offset the additional cost through our fuel surcharge revenues.  Fuel surcharges typically lag market prices by a week, which means this week’s fuel surcharge revenue is based on last week’s lower price while we are actually paying this week’s higher price at the pump.  We also consumed more fuel than usual during the January and February winter storms due to increased engine idling necessitated by stranded trucks and the need to protect our drivers from dangerously frigid exterior temperatures.  The result was a $2.3 million increase in fuel cost net of fuel surcharge recoveries, equivalent to approximately $0.14 per share.

Costs to maintain our fleets of tractors and trailers grew by $1.3 million ($0.08 per share) as layers of recent government regulations took their toll (even as we drove down the average age of the fleets).  Maintenance requirements for the Department of Transportation’s Compliance, Safety, Accountability (“CSA”) program, new engine emissions requirements mandated by the Environmental Protection Agency and various rules imposed by California’s Air Resources Board all drove our costs higher during the quarter as did the harsh winter weather.

Weather also interrupted the flow of new drivers through our orientation process during February.  This interruption coincided with qualified drivers becoming increasingly difficult to recruit as CSA has increased demand for highly qualified drivers and simultaneously decreased the overall supply of drivers.  Despite a decline in our driver turnover rate, 8.4% of our fleet was unmanned during the quarter (compared to 5.1% a year ago and our goal of 3.0%).  In fact, we ended the quarter with over 10% of our trucks unmanned.  We will not lower our hiring standards to man our trucks because the cost of doing so is much higher in the long-term than the short-term costs associated with elevated recruiting expense and reduced tractor utilization (which combined during the quarter to reduce earnings by more than $0.10 per share).

We have efforts underway to address these challenges to the extent possible, and expect to make progress in all of them during the second quarter as we capitalize on the winter freight bid season to continue building Spider Web lane density with select customers.

In our SCS segment:

We grew base revenue by 86.3% while simultaneously expanding our gross margin.  Our SCS team members exhibited superb execution during the quarter, collaborating with our Trucking segment to provide innovative solutions to our customers’ transportation needs.  We plan to open two new SCS branch offices during the second quarter (located in Clearwater, Florida and Roseville, California), bringing our total to ten, as well as opening additional branches later in 2011.

In our Intermodal segment:

We made an investment in the future of our business model last summer when we decided to enter into an exclusive-use agreement for a meaningful number of intermodal containers.  Prior to that decision, practically all of our intermodal revenue was derived from trailer-on-flat-car service (“TOFC”).  However, because TOFC represents a small and shrinking share of the intermodal market, it became strategically necessary for us to build a container-on-flat-car service offering using our own privately-controlled assets in order to provide a service model relevant to our customers.

We took possession of many of our containers last fall, too late to secure adequate freight volume for them prior to the first quarter seasonal lull in intermodal shipments.  The result was insufficient load volume and pricing to offset the additional fixed costs associated with the new containers, thus widening our Intermodal operating loss during the first quarter despite the increase in revenue.  During the second quarter, we are working to add volume with key customers, improve lane-specific pricing, build density in key lanes and add drayage operations in metropolitan areas to improve margin.

While our first quarter results are disappointing, our underlying strategic progress has been meaningful.  In addition to narrowing our net loss during the quarter, we also improved operating cash flow, free cash flow (cash flow from operations less net cash used in investing activities) (which increased approximately $9.7 million) and the overall health of our balance sheet (44.2% total debt, less cash, to total capitalization ratio compared to 45.8% at March 31, 2010).  We believe freight and capacity dynamics in the marketplace are favorable for additional pricing gains in the second quarter, which we expect will benefit all three of our business segments as we press forward with the VEVA strategic plan.

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

Base revenue from our SCS and Intermodal operating segments has fluctuated in recent periods.  These services typically do not involve the use of our tractors and trailers.  Therefore, an increase in revenue from these operating segments tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense—to decrease as a percentage of base revenue.  Likewise, a decrease in revenue from these operating segments tends to cause those expenses to increase as a percentage of base revenue with a related increase in purchased transportation expense.  Since changes in revenue from these operating segments generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.  Base revenue from our SCS operating segment increased approximately 86.3% for the three months ended March 31, 2011, compared to the same period of the prior year.  Base revenue from our Intermodal operating segment increased approximately 123.9% for the three months ended March 31, 2011, compared to the same period of the prior year.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Results of Operations – Combined Services

Total base revenue for the quarter increased 11.7% to $99.7 million for the quarter ended March 31, 2011 from $89.2 million for the same quarter of 2010.  We incurred a net loss of $2.7 million, or $0.26 per share, for the quarter as compared to a net loss of $3.0 million, or $0.29 per share, for the same quarter of 2010.

Our effective tax rate remained unchanged at 30.6% in the first quarter of 2011 as compared to the same quarter of 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operations for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2011	2010
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Fuel and fuel taxes	17.3	16.9
Salaries, wages and employee benefits	38.6	40.3
Purchased transportation	9.2	8.2
Depreciation and amortization	15.1	15.4
Operations and maintenance	11.2	9.5
Insurance and claims	7.0	7.5
Operating taxes and licenses	1.6	1.7
Communications and utilities	1.1	1.1
Gain on disposal of assets, net	(1.1)	--
Other	5.0	4.1
Total operating expenses and costs	105.0	104.7
Operating loss	(5.0)%	(4.7)%

Key Operating Statistics:
	Three Months Ended March 31,
	2011	2010
Operating loss (in thousands)	$(4,117)	$(3,760)
Total miles (in thousands) (1)	58,662	61,481
Empty mile factor (2)	10.0%	10.2%
Weighted average number of tractors (3)	2,342	2,344
Average miles per tractor per period	25,048	26,229
Average miles per tractor per week	1,948	2,040
Average miles per trip (4)(5)	556	576
Base Trucking revenue per tractor per week (5)	$2,752	$2,677
Number of tractors at end of period (3)	2,338	2,349
Operating ratio (6)	105.0%	104.7%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

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

Our base Trucking revenue for the three months ended March 31, 2011, increased 2.7% from $80.7 million to $82.9 million from the comparable quarter of 2010; our operating loss for the quarter was $4.1 million compared to a net operating loss of $3.8 million for the first quarter of 2010.

Overall, our operating ratio deteriorated by 0.3 percentage points of base revenue to 105.0% as a result of the following factors:

•
Salaries, wages and employee benefits decreased by 1.7 percentage points of base revenue due to a reduction in miles driven attributable to a higher percentage of unmanned trucks compared to the 2010 period and the harsh winter weather experienced in January and February.  This resulted in a reduction in driver pay of approximately $0.7 million.  Additionally, our net Trucking base revenue per mile increased by approximately 7.7% plus we incurred lower workers’ compensation expense and health and welfare costs due to a reduction in claims activity in the first quarter of 2011 as compared to the first quarter of 2010.  These decreases were partially offset by an increase in wages in our maintenance division, the result of increasing the number of terminal locations to better service our operations. During the first quarter of 2011, we saw evidence of a tightening market of eligible drivers related to the implementation of the  Department of Transportation’s (“DOT”) Compliance, Safety, Accountability (“CSA”) program.   New hours-of-service rules being reviewed by the DOT and CSA may further reduce the pool of eligible drivers and lead to increases in driver expenses that would increase salaries, wages and employee benefits.

•
Fuel and fuel taxes increased 0.4 percentage points of base Trucking revenue as we saw fuel prices increase an average of 30.0% over the comparable quarter of 2010.  This increase was partially offset by the above-mentioned increase in our net Trucking revenue per mile.  The steady increases in fuel prices during the quarter prevented our fuel surcharge program from keeping pace with the rising costs.  In addition, the harsh winter weather required us to consume more fuel than usual during the January and February winter storms due to increased engine idling necessitated by stranded trucks and the need to protect our drivers from dangerously frigid exterior temperatures. These two factors resulted in an approximate $2.3 million increase in fuel cost net of fuel surcharge recoveries, equivalent to approximately $0.14 per share.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by owner operators.

•
Purchased transportation, which is comprised of independent contractor compensation and fees paid to external transportation providers such as Mexican carriers, increased by 1.0 percentage points of base Trucking revenue.  This increase was due primarily to an increase in carrier expense related to Mexico as we saw our revenue from shipments into and out of the country increase 29.2% over the same period in 2010.  Also contributing to the increase in purchased transportation was an 8.5% increase in owner-operator expense.  We expect this expense would continue to increase as the economy improves and if we achieve our long-term goals to grow our independent contractor fleet.

•
Depreciation and amortization expense decreased 0.3 percentage points of base Trucking revenue due to the above-mentioned  increase in our base Trucking revenue per tractor per week.  During the quarter, we purchased 155 tractors and 200 trailers, which will be used to replace existing older equipment in an effort to reduce the age of our fleet.  Prices for new equipment have risen in recent years and tractors more so due to Environmental Protection Agency mandates related to engine emissions.  As a result of our plan to reduce the age of our fleet and the increased costs of new equipment, we expect depreciation and amortization expense to increase as a percentage of base Trucking revenue in future periods.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 1.7 percentage points of base Trucking revenue primarily due to a 33.6% increase in direct repair costs related to the maintenance requirements for the Department of Transportation’s CSA program, new engine emissions requirements mandated by the Environmental Protection Agency, various rules imposed by California’s Air Resources Board, harsh winter weather and the higher mileage equipment remaining in our fleet.  Our average tractor age as of March 31, 2011 was 27.5 months compared to 25.5 months at March 31, 2010 whereas our average trailer age was 66.2 months and 63.5 months, respectively.  This increase was partially offset by the above mentioned increase in our base Trucking revenue per mile.  On April 1, 2009, we changed our method of accounting for tires which changed the way we recognized cost for tires placed into service.  Accordingly, operations and maintenance expense related to this change increased in 2011 over that of 2010 by approximately $0.9 million.  Operations and maintenance expense may decrease as the age of our fleet decreases, but we do not expect to see the benefits of the new equipment in this line item for a number of quarters.

•
Insurance and claims expense decreased 0.5 percentage points of base Trucking revenue as we saw a 13.3% reduction in physical damage expense for the quarter as well as a reduction in the number of severe accidents in the first quarter of 2011 compared to 2010, combined with the above mentioned increase in our base Trucking revenue per week. This reduction in severe accidents is the result of the continuing education of our drivers regarding accident prevention.  If we are able to continue to successfully execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•
Other expenses increased 0.9 percentage points of base Trucking revenue in the first quarter of 2011 compared to the first quarter of 2010 predominately driven by higher recruiting related expenses and an increase in the number of maintenance terminals to service our equipment.  Weather interrupted the flow of new drivers through our orientation process during February.  The Department of Transportation’s CSA program has increased the difficulty of recruiting qualified drivers as the demand for those highly qualified drivers has increased, while the program has simultaneously decreased the overall supply of drivers.  Despite a decline in our driver turnover rate, 8.4% of our fleet was unmanned during the quarter (compared to 5.1% a year ago and our goal of 3.0%).  We will not lower our hiring standards to man our trucks because the cost of doing so is much higher in the long-term than the short-term costs associated with elevated recruiting expense and reduced tractor utilization.

•	Gain on the disposal of equipment increased 1.1 percentage points in the quarter ended March 31, 2011 as compared to the first quarter of 2010 due to the stronger used equipment market.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Total SCS revenue	$16,462	$8,363
Intercompany revenue	(2,425)	(1,080)
Net revenue	$14,037	$7,283

Operating income (in thousands)	$1,333	$321
Gross margin (1)	15.6%	13.0%

(1)
Gross margin is calculated by dividing total base revenue, less purchased transportation expense, less fuel surcharge revenue by total base revenue.  This calculation includes intercompany revenue and expenses.

Base revenue from SCS increased 86.3% to $11.6 million from $6.2 million for the first quarter of 2011 as compared to the same quarter of 2010, while operating income increased from $0.3 million to $1.3 million for the same period.  Overall, SCS revenue growth can be attributed to our efforts to integrate and cross-sell this service with our traditional Trucking services.  In addition, we plan to continue to build our SCS infrastructure by establishing and developing new branches across the United States.

Overall, operating income increased approximately $1.0 million to $1.3 million.  This increase was primarily a result of the continued expansion of our SCS operations, as we added three branches since the first quarter of 2010.  The resulting increase in operating expenses has been more than offset with the increase in revenues from these additional branch locations.  If we are successful in continuing to build our SCS business, we would expect to see expenses as a percent of total revenue decline further in the next several quarters.

Results of Operations – Intermodal

The following table sets forth certain information relating to our Intermodal segment for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Total Intermodal revenue	$7,429	$3,603
Intercompany revenue	(698)	(721)
Net revenue	$6,731	$2,882

Operating loss (in thousands)	$(398)	$(59)
Gross margin (1)	6.0%	3.6%

(1)
Gross margin is calculated by dividing total base revenue, less purchased transportation expense, less fuel surcharge revenue by total base revenue.  This calculation includes intercompany revenue and expenses.

Base revenue from Intermodal increased 123.9% to $5.2 million from $2.3 million for the quarter ended March 31, 2011, while our operating loss increased from $0.06 million to $0.4 million.  Overall, the base revenue growth can be attributed to our efforts to integrate and cross-sell this service with our traditional Trucking services.  In addition, during the late summer of 2010 we entered into an exclusive-use agreement for a meaningful number of leased intermodal containers, which contributed to this revenue growth and we anticipate our Intermodal revenue to increase in the coming quarters as we expand this program.  We took possession of many of our containers last fall, too late to secure adequate freight volume for them prior to the first quarter seasonal lull in intermodal shipments.  The result was insufficient load volume and pricing to offset the additional fixed costs associated with the new containers, thus widening our Intermodal operating loss during the first quarter despite the increase in revenue.  As we continue to build our intermodal container business, we would expect to see the expenses associated with these containers decline as a percent of revenue in the next several quarters.

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

   Our balance sheet debt, less cash, represents 44.2% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 48.6% of our total debt and carry an average fixed rate of 3.4%.  We also have additional availability on our revolving credit line of approximately $41.5 million, which we could have borrowed without violating any of our current financial covenants applicable to us on March 31, 2011.  We expect our net capital expenditures for the remainder of 2011 to be approximately $41.3 million.
Cash Flows
	(in thousands)
	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$4,717	$4,588
Net cash used in investing activities	(8,339)	(17,923)
Net cash provided by financing activities	3,539	13,366

Cash generated from operations increased $0.1 million during the first quarter of 2011 as compared to the first quarter of 2010, primarily due to the net effect of the following factors:

•	A decrease in net loss of $0.3 million;

•
A $1.5 million decrease in cash provided from accounts receivable resulting from extended payment terms and a larger proportional share of revenue from our SCS segment and an increase in fuel surcharge revenue;

•	A $0.9 million decrease of cash used in trade accounts payable and accrued expenses primarily due to timing of fuel payments;

•	A $0.9 million increase in the gain on the sale of equipment due to a stronger used equipment market;

•	A reduction of $0.5 million in deferred taxes; and

•
A decrease of $0.9 million in cash used for prepaid expenses and inventories, which was primarily due to additional tire purchases effecting our prepaid tire account and fees related to the 2010 renewal of our Credit Facility.

Cash used in investing activities decreased $9.6 million during the first quarter of 2011 as compared to the same time period of 2010 primarily due to the method utilized to finance acquisition of revenue equipment.  During 2010, we primarily utilized borrowings from our Credit Agreement to fund revenue equipment acquisitions and during 2011 we utilized more lease based financing.  In 2010, our equipment purchasing increased due to the opportunity to purchase pre-2010 emission engines which allowed us some time to gain a better understanding of the new emission technology in our application and network and delay the increased cost of purchasing the new engines.

Cash provided by financing activities decreased $9.8 million during the first quarter of 2011 as compared to the same time period in 2010.  We borrowed a net amount on our Credit Facility of $6.8 million in 2011 compared to $17.8 million in net borrowings in 2010, resulting in an $11.0 million decrease in net borrowings on our Credit Agreement, partially offset by a $1.0 million decrease in bank drafts outstanding.  Net borrowings on our Credit Agreement were higher in 2010 due to revenue equipment purchases.

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

The interest rate on our overnight borrowings under the Credit Agreement at March 31, 2011 was 3.25%.  The interest rate including all borrowings made under the Credit Agreement at March 31, 2011 was 2.5% and for the three months ended March 31, 2011 was 2.6%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At March 31, 2011, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $171.2 million at March 31, 2011, and all trade and other accounts receivable.

The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.00 (currently and through the end of the Credit Agreement), and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.1 million at March 31, 2011.  We were in compliance with these covenants at March 31, 2011.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.

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

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap was fixed at 1.57% until February 19, 2011. The interest rate swap agreement was accounted for as a cash flow hedge.

Equity

At March 31, 2011, we had stockholders’ equity of $135.0 million and total debt including current maturities of $111.6 million, resulting in a total debt, less cash, to total capitalization ratio of 44.2% compared to 40.8% at December 31, 2010.

Purchases and Commitments

As of March 31, 2011, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $41.3 million for the remainder of 2011, approximately $38.0 million of which relates to revenue equipment acquisitions.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $3.3 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the three months ended March 31, 2011, we made $16.8 million of net capital expenditures, including $16.3 million for revenue equipment purchases and $0.5 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at March 31, 2011, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$56,686	$--	$--	$56,686	$--
Capital lease obligations (2)	56,588	28,668	23,445	4,475	--
Purchase obligations (3)	34,606	34,606	--	--	--
Rental obligations	4,396	1,919	1,673	493	311
Total	$152,276	$65,193	$25,118	$61,654	$311

(1)
Long-term debt obligations, excluding letters of credit in the amount of $1.8 million, consists of our Credit Agreement, which matures on April 19, 2014. The primary purpose of this agreement is to provide working capital for the Company; however, the agreement is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources.  Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time.  Based on these factors, we have not included in this line item an estimate of future interest payments.

(2)	Includes interest payments not included in the balance sheet.

(3)	Purchase obligations include commitments to purchase approximately $33.8 million of revenue equipment, none of which is cancelable by us upon advance written notice.

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

Revenue generated by our SCS and Intermodal operating segments is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs because we have responsibility for billing and collecting such revenue.

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

We make equipment purchasing and replacement decisions on the basis of various factors, including, but not limited to, new equipment prices, used equipment market conditions, demand for our freight services, prevailing interest rates, technological improvements, fuel efficiency, equipment durability, equipment specifications and driver availability.  Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors and trailers from time to time, based on an operating principle whereby we pursue trade intervals that economically balance our maintenance costs and expected trade-in values in response to the circumstances existing at that time.  Such adjustments in trade intervals may cause us to adjust the useful lives or salvage values of our tractors or trailers.  By changing the relative amounts of older equipment and newer equipment in our fleet, adjustments in trade intervals also increase and decrease the average age of our tractors and trailers, whether or not we change the useful lives or salvage values of any tractors or trailers.  We also adjust depreciable lives and salvage values based on factors such as changes in prevailing market prices for used equipment.  We periodically monitor these factors in order to keep salvage values in line with expected market values at the time of disposal.  Adjustments in useful lives and salvage values are made as conditions warrant and when we believe that the changes in conditions are other than temporary.  These adjustments result in changes in the depreciation expense we record in the period in which the adjustments occur and in future periods.  These adjustments also impact any resulting gain or loss on the ultimate disposition of the revenue equipment.  Management believes our estimates of useful lives and salvage values have been materially accurate as demonstrated by the insignificant amounts of gains and losses on revenue equipment dispositions in recent periods.  However, management will continually review salvage values to assure that book values do not exceed market values.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at March 31, 2011, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended March 31, 2011, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

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

Interest Rate Risk.  We are exposed to interest rate risk primarily from our Credit Agreement.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage which is determined based on our attainment of certain financial ratios.  At March 31, 2011, we had $58.5 million outstanding pursuant to our Credit Agreement including letters of credit of $1.8 million.  Assuming the outstanding balance at March 31, 2011 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Credit Agreement would increase our interest expense over a one-year period by approximately $0.6 million.

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap was fixed at 1.57% until February 19, 2011. The interest rate swap agreement was accounted for as a cash flow hedge.

Foreign Currency Exchange Rate Risk.  We require customers to pay for our services in U.S. dollars.  Although the Canadian government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

       Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  In May 2010, we entered into a contract to hedge 0.5 million gallons of diesel fuel per month for July 2010 through June 2012.  In June 2010, we accepted a favorable settlement offered by the other party to terminate the contract in exchange for a $1.2 million payment to us.  The contract was terminated before the hedging began in July 2010.  Had we not terminated the contract and had fuel prices decreased below the contracted price, the result would have been a negative impact on our fuel costs.  As of March 31, 2011, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

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

On July 2, 2010 a former driver team member, filed a lawsuit against us titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  We have successfully removed the case to the United States District Court, Central District of California and have filed an answer denying the plaintiff’s allegations.  The lawsuit seeks monetary damages for the alleged violations.  In February 2011, settlement of the lawsuit was negotiated through mediation subject to the District Court’s review and approval.  Such approval is expected later in 2011.  At March 31, 2011, all but $0.05 million of the agreed upon settlement amount had been accrued and this remaining balance was accrued at April 30, 2011.

ITEM 1A. RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there have been any material changes in these risks during the three months ended March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the three months ended March 31, 2011, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the first quarter of 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	--	$--	--	2,000,000
February 1 – February 28	--	--	--	2,000,000
March 1 – March 31	--	--	--	2,000,000
Total	--	$--	--	2,000,000

We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors.

We are required to include in the table above purchases made by us or by an affiliated purchaser.  For this purpose, “affiliated purchaser” does not include our Employee Stock Purchase Plan, which provides that shares purchased for team members under that Plan may be shares provided by us or shares purchased on the open market.  Open market purchases under that Plan are made by the administrator of the Plan, which is an agent independent of us.  Any shares purchased by the administrator are not counted against the number of shares available for purchase by us pursuant to the repurchase authorization described above.

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

USA Truck, Inc.
(Registrant)

Date:	May 6, 2011	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
President and Chief Executive Officer

Date:	May 6, 2011	By:	/s/ Darron R. Ming
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