Form 10-Q
period 2011-06-30
USA TRUCK INC
filed 2011-08-08
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of August 3, 2011 is 10,456,381.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$1,776	$2,726
Accounts receivable:
Trade, less allowance for doubtful accounts of $424 in 2011 and $444 in 2010	64,718	46,630
Other	1,909	1,353
Inventories	2,712	2,080
Prepaid expenses and other current assets	13,870	12,885
Total current assets	84,985	65,674

Property and equipment:
Land and structures	31,339	31,268
Revenue equipment	384,595	376,211
Service, office and other equipment	16,920	15,636
Property and equipment, at cost	432,854	423,115
Accumulated depreciation and amortization	(162,905)	(163,867)
Property and equipment, net	269,949	259,248
Note receivable	2,038	2,048
Other assets	433	415
Total assets	$357,405	$327,385

Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$4,502	$4,233
Trade accounts payable	29,973	16,691
Current portion of insurance and claims accruals	4,519	4,725
Accrued expenses	10,874	8,401
Note payable	338	1,009
Current maturities of long-term debt and capital leases	26,798	18,766
Deferred income taxes	1,296	1,094
Total current liabilities	78,300	54,919

Deferred gain	615	618
Long-term debt and capital leases, less current maturities	88,737	79,750
Deferred income taxes	50,165	50,782
Insurance and claims accruals, less current portion	4,050	3,608

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,807,467 shares in 2011 and 11,835,075 shares in 2010	118	118
Additional paid-in capital	65,190	65,169
Retained earnings	92,097	94,215
Less treasury stock, at cost (1,351,086 shares in 2011 and 1,339,324 shares in 2010)	(21,867)	(21,783)
Accumulated other comprehensive loss	--	(11)
Total stockholders’ equity	135,538	137,708
Total liabilities and stockholders’ equity	$357,405	$327,385
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:
Trucking revenue	$85,309	$83,620	$168,184	$164,310
Strategic Capacity Solutions revenue	17,871	8,502	29,439	14,713
Intermodal revenue	5,294	2,760	10,503	5,085
Base revenue	108,474	94,882	208,126	184,108
Fuel surcharge revenue	30,553	18,791	54,943	35,198
Total revenue	139,027	113,673	263,069	219,306

Operating expenses and costs:
Fuel and fuel taxes	36,332	27,217	71,058	55,612
Salaries, wages and employee benefits	34,704	32,082	67,805	65,309
Purchased transportation	31,480	18,995	56,861	34,600
Depreciation and amortization	12,489	12,135	25,102	24,634
Operations and maintenance	10,415	8,304	20,292	15,968
Insurance and claims	5,700	5,525	11,563	11,596
Operating taxes and licenses	1,375	1,411	2,773	2,804
Communications and utilities	1,049	1,019	2,034	1,965
Gain on disposal of revenue equipment, net	(1,341)	(36)	(2,256)	(43)
Other	4,612	3,983	8,807	7,322
Total operating expenses and costs	136,815	110,635	264,039	219,767
Operating income (loss)	2,212	3,038	(970)	(461)

Other expenses (income):
Interest expense	821	944	1,564	1,713
Other, net	(26)	127	(37)	178
Total other expenses, net	795	1,071	1,527	1,891
Income (loss) before income taxes	1,417	1,967	(2,497)	(2,352)
Income tax expense (benefit)	819	1,067	(379)	(256)

Net income (loss)	$598	$900	$(2,118)	$(2,096)

Net earnings (loss) per share information:
Average shares outstanding (Basic)	10,306	10,293	10,302	10,287
Basic earnings (loss) per share	$0.06	$0.09	$(0.21)	$(0.20)

Average shares outstanding (Diluted)	10,317	10,320	10,302	10,287
Diluted earnings (loss) per share	$0.06	$0.09	$(0.21)	$(0.20)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	Loss	Total
Balance at December 31, 2010	11,835	$118	$65,169	$94,215	$(21,783)	$(11)	$137,708
Exercise of stock options	1	--	1	--	--	--	1
Stock-based compensation	--	--	285	--	--	--	285
Restricted stock award grant	9	--	--	--	--	--	--
Forfeited restricted stock	(38)	--	(234)	--	(115)	--	(349)
Change in fair value of interest rate swap, net of income tax of $1	--	--	--	--	--	1	1
Reclassification of derivative net losses to statement of operations, net of income tax of $7	--	--	--	--	--	10	10
Return of forfeited restricted stock	--	--	(31)	--	31	--	--
Net loss	--	--	--	(2,118)	--	--	(2,118)
Balance at June 30, 2011	11,807	$118	$65,190	$92,097	$(21,867)	$--	$135,538

                 See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net loss	$(2,118)	$(2,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,102	24,634
Provision for doubtful accounts	63	115
Deferred income taxes	(372)	(547)
Excess tax benefit from exercise of stock options	--	(8)
Stock-based compensation	(78)	(45)
Gain on disposal of assets, net	(2,256)	(43)
Recognition of deferred gain	(3)	--
Changes in operating assets and liabilities:
Accounts receivable	(18,707)	619
Inventories and prepaid expenses	(1,617)	(4,446)
Trade accounts payable and accrued expenses	9,295	6,743
Insurance and claims accruals	236	(15)
Net cash provided by operating activities	9,545	24,911

Investing activities
Purchases of property and equipment	(25,294)	(30,250)
Proceeds from sale of property and equipment	13,596	7,292
Change in other assets	(8)	(9)
Net cash used in investing activities	(11,706)	(22,967)

Financing activities
Borrowings under long-term debt	49,737	47,783
Principal payments on long-term debt	(39,680)	(38,201)
Principal payments on capitalized lease obligations	(8,459)	(7,752)
Principal payments on note payable	(671)	(674)
Net increase (decrease) in bank drafts payable	269	(1,038)
Proceeds from exercise of stock options	15	154
Excess tax benefit from exercise of stock options	--	8
Net cash provided by financing activities	1,211	280

(Decrease) increase in cash	(950)	2,224
Cash:
Beginning of period	2,726	797
End of period	$1,776	$3,021

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,544	$1,596
Income taxes	--	--
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	15,421	4,867
Purchases of revenue equipment included in accounts payable	6,428	--

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 3 – STOCK-BASED COMPENSATION

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,050,000 shares of Common Stock to directors, officers and other key employees.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.19 to $30.22 as of June 30, 2011.  At June 30, 2011, 594,861 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Compensation expense (credit)	$31	$(22)	$31	$43

The table below sets forth the assumptions used to value stock options granted during the periods indicated:

	2011	2010
Dividend yield	0%	0%
Expected volatility	22.6 – 33.7%	32.8 – 50.2%
Risk-free interest rate	1.6 – 1.7%	0.9 – 2.1%
Expected life (in years)	4.21 – 4.25	4.13 – 4.25

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

Information related to option activity for the six months ended June 30, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	152,600	$16.01
Granted	24,213	12.37
Exercised	(8,104)	11.47		$7,424
Cancelled/forfeited	(18,085)	14.55
Expired	(27,638)	17.59
Outstanding at June 30, 2011	122,986	$15.46	3.3	$1,588
Exercisable at June 30, 2011	37,230	$18.20	1.5	$536

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on June 30, 2011 (the last trading day of the quarter), was $11.30.

Compensation expense related to restricted stock awarded under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount to be recognized, net of forfeiture recoveries, is amortized over the vesting period.  The amount of compensation expense recognized is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Compensation (credit) expense	$(124)	$(132)	$(110)	$(88)

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

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the six months ended June 30, 2011, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2010	198,370	$12.33
Granted	8,832	11.69
Forfeited	(38,265)	12.32
Vested	--	--
Nonvested shares – June 30, 2011	168,937	$12.30

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date.  Each officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of defined retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares which fail to vest as a result of the Company’s failure to attain a performance goal will forfeit and result in the recovery of the previously recorded expense.  These forfeited shares will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that Plan until that Plan expires in 2014.  During the quarter, management determined that the performance criteria will not be met for the shares that were scheduled to vest on April 1, 2012 and April 1, 2013; therefore, these shares were deemed forfeited and recorded as Treasury Stock.  The shares will remain outstanding until their scheduled vesting dates, at which time their forfeitures will become effective and the shares will revert to the 2004 Equity Incentive Plan.  The table below sets forth the information relating to the forfeitures of these shares.

July 16, 2008 Restricted Stock Award Forfeitures
Scheduled Vest Date	Date Deemed Forfeited and Recorded as Treasury Stock	Shares Forfeited (in thousands)	Expense Recovered (in thousands)	Date Shares Returned to Plan
April 1, 2011	June 30, 2010	9	$70	April 1, 2011
April 1, 2012	June 30, 2011	8	66	April 1, 2012
April 1, 2013	June 30, 2011	15	101	April 1, 2013

During the quarter ended June 30, 2010, due to the termination of the employment of an officer of the Company, 26,119 restricted shares of the above-mentioned performance based grant were forfeited resulting in recovery of the previously recorded expense in the amount of approximately $0.08 million.  The forfeited shares were returned to the 2004 Equity Incentive Plan.  Also, related to this termination of employment, 2,000 restricted shares were forfeited resulting in the recovery of previously recorded expense in the amount of approximately $0.05 million and, in accordance with the provisions of the Plan under which they were awarded, these shares were returned to Mr. Powell, who originally contributed the shares used for the award.

During the quarter ended March 31, 2011, an executive officer of the Company submitted his notice to retire effective April 30, 2011.  Accordingly, during the quarter ended March 31, 2011, the Company recovered an estimate of the expense associated with 27,910 shares of outstanding, unvested restricted stock held by this executive officer in the approximate amount of $0.08 million.  During the quarter ended June 30, 2011, the Company recovered the remaining amount related to this forfeiture in the amount of approximately $0.04 million.  As of June 30, 2011, all expense previously recorded in relation to this forfeiture has been recovered.

Information set forth in the following table is related to stock options and restricted stock as of June 30, 2011.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$169	$1,202
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.6	5.7

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the six months ended June 30, 2011, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

NOTE 5 – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis.  As the revenue generated by these service offerings is becoming increasingly more significant, management determined that additional disclosures were needed.

	Percent of Total Base Revenue
	Trucking	SCS	Intermodal
Three Months Ended:
June 30, 2011	78.6%	16.5%	4.9%
June 30, 2010	88.1%	9.0%	2.9%

Six Months Ended:
June 30, 2011	80.8%	14.1%	5.1%
June 30, 2010	89.2%	8.0%	2.8%

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

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Base revenue
Trucking	$85,309	$83,620	$168,184	$164,310
SCS	21,550	10,051	35,485	17,285
Intermodal	5,881	3,453	11,641	6,381
Eliminations	(4,266)	(2,242)	(7,184)	(3,868)
Total base revenue	108,474	94,882	208,126	184,108
Fuel surcharge revenue	30,553	18,791	54,943	35,198
Total revenue	$139,027	$113,673	$263,069	$219,306

A summary of operating income (loss) by reportable segments is as follows:

	(in thousands)
	Operating income (loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income (loss)
Trucking	$37	$1,970	$(4,080)	$(1,789)
SCS	2,273	923	3,606	1,243
Intermodal	(98)	145	(496)	85
Operating income (loss)	$2,212	$3,038	$(970)	$(461)

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  The standard allows a entity to elect to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements.  Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income, would need to be displayed under either alternative.  While the options for presenting other comprehensive income change under the standard, many items would not change, including the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income and the earnings per share computation, which will continue to be based on net income.  The standard is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011.  Early adoption is permitted, but full retrospective application is required, and the Company does not expect this standard to have a material impact on its financial reporting.

NOTE 7 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in five years.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  During the three and six month periods ended June 30, 2011, the Company recognized approximately $1,900 and $2,700, respectively, of this gain.  The Company believes that the note receivable balance at June 30, 2011, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

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

On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap was fixed at 1.57% until its expiration date of February 19, 2011. The interest rate swap agreement was accounted for as a cash flow hedge.

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

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus the market value adjustment on our interest rate swap that expired on February 19, 2011, which was designated as a cash flow hedge.  Comprehensive income (loss) consisted of the following components:

(in thousands)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)	$598	$900	$(2,118)	$(2,096)
Change in fair value of interest rate swap, with no effect on income taxes for the three months ended June 30, 2010, and net of income tax of $1 for the six months ended June 30, 2011 and net of income tax benefit of $(14) for the six months ended June 30, 2010	--	(1)	1	(22)
Reclassification of derivative net losses to statement of operations, net of income tax of $12 for the three months ended June 30, 2010, and net of income tax of $7 for the six months ended June 30, 2011 and $25 for the six months ended June 30, 2010	--	19	10	40
Total comprehensive income (loss)	$598	$918	$(2,107)	$(2,078)

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

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	June 30,	December 31,
	2011	2010
Salaries, wages and employee benefits	$5,748	$3,288
Other (1)	5,126	5,113
Total accrued expenses	$10,874	$8,401

(1)	As of June 30, 2011 and December 31, 2010, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 12 – NOTE PAYABLE

At June 30, 2011 and December 31, 2010, we had an unsecured note payable of $0.3 million and $1.0 million, respectively.  The note, which is payable in monthly installments of principal and interest of approximately $0.1 million is scheduled to mature on September 1, 2011, and bears an interest rate of 2.6%.  The note payable is being used to finance a portion of the Company’s annual insurance premiums.

NOTE 13 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	June 30,	December 31,
	2011	2010
Revolving credit agreement (1)	$59,957	$49,900
Capitalized lease obligations (2)	55,578	48,616
	115,535	98,516
Less current maturities	(26,798)	(18,766)
Long-term debt and capital leases, less current maturities	$88,737	$79,750

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

The interest rate on our overnight borrowings under the Credit Agreement at June 30, 2011 was 3.5%.  The interest rate including all borrowings made under the Credit Agreement at June 30, 2011 was 2.9%.  The interest rate on the Company’s borrowings under the agreements for the six months ended June 30, 2011 was 2.7%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At June 30, 2011, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $174.2 million at June 30, 2011, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.00 and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.4 million at June 30, 2011.  We were in compliance with these covenants at June 30, 2011.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  The borrowings under the Credit Agreement approximate its fair value and, at June 30, 2011, the Company had outstanding $1.8 million in letters of credit.

(2)
Our capitalized lease obligations have various termination dates extending through March 2015 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 2.0% to 4.1% at June 30, 2011.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 14 – LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases with terms of 36, 42 or 45 months.  Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
June 30, 2011	$76,981	$23,655	$53,326
December 31, 2010	69,795	20,777	49,018

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

As of June 30, 2011, we had commitments for purchases of revenue equipment in the amount of approximately $16.5 million for the remainder of 2011, none of which is cancelable by us upon advance written notice, and approximately $0.6 million for non-revenue purchases.

NOTE 15 – INCOME TAXES

During the three months ended June 30, 2011 and 2010, our effective tax rates were 57.8% and 54.2%, respectively.  During the six months ended June 30, 2011 and 2010, our effective tax rates were 15.2% and 10.9%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2008, 2009 and 2010 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through June 30, 2011.

NOTE 16 – CHANGE IN ACCOUNTING ESTIMATE

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25% of the original purchase price.  The Company believes that both of these changes more clearly and appropriately reflect the state of the current trailer market and thus, will more reasonably and accurately report the value of the trailers on the balance sheet.  This change is being accounted for as a change in estimate.  This change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.40 million and on a net of tax basis of approximately $0.25 million ($0.02 per share) for both the three and six month periods ended June 30, 2011.

NOTE 17 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings (loss) per share is computed by adjusting the weighted average number of shares of Common Stock outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.  The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$598	$900	$(2,118)	$(2,096)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	10,306	10,293	10,302	10,287
Effect of dilutive securities:
Employee stock options and restricted stock	11	27	--	--
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	10,317	10,320	10,302	10,287
Basic earnings (loss) per share	$0.06	$0.09	$(0.21)	$(0.20)
Diluted earnings (loss) per share	$0.06	$0.09	$(0.21)	$(0.20)
Weighted average anti-dilutive employee stock options and restricted stock	121	95	125	112

NOTE 18 – LITIGATION

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

On July 2, 2010 a former driver team member, filed a lawsuit against us titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  We have successfully removed the case to the United States District Court, Central District of California and have filed an answer denying the plaintiff’s allegations.  The lawsuit seeks monetary damages for the alleged violations.  In February 2011, settlement of the lawsuit was negotiated through mediation subject to the District Court’s review and approval.  Such approval is expected later in 2011.  At June 30, 2011, we had fully accrued the agreed upon settlement amount.

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  This matter has been scheduled for trial during the week of October 11, 2011.  The impact of the final disposition of this legal proceeding cannot be assessed at this time.  However, we have denied all the plaintiff’s claims, and management presently believes that the final resolution will not have a material effect on our consolidated financial position, results of operations and cash flow.  We intend to vigorously defend ourselves against Blankenship’s allegations.

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

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.  For the six months ended June 30, 2011, both our SCS and Intermodal operating segments, while making significant contributions to our business, represent less than 20% of our consolidated revenue.

Substantially all of our base revenue from the three operating segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the three and six month periods ended June 30, 2011, Trucking base revenue represented 78.6% and 80.8% of base revenue, respectively, with the remaining base revenue being generated through SCS and Intermodal.  For the three and six month periods ended June 30, 2010, Trucking base revenue represented 88.1% and 89.2% of total base revenue, respectively, with the remaining base revenue being generated through SCS and Intermodal.

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

Strategic Capacity Solutions. Our SCS operating segment consists entirely of our freight brokerage service offering which matches customer shipments with available equipment of authorized carriers and provides services that complement our Trucking operations.  We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation needs.  To date, a majority of the customers of SCS have also engaged us to provide services through one or more of our Trucking service offerings.  For the three month and six month periods ended June 30, 2011, SCS services generated approximately 16.5% and 14.1%, respectively, of total base revenue.  For the three month and six month periods ended June 30, 2010, SCS services generated approximately 9.0% and 8.0%, respectively, of total base revenue.

Intermodal.  Our rail Intermodal service offering provides our customers cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  Since its inception, our rail Intermodal operating segment had derived primarily all its revenue from TOFC service.  However, as TOFC represents a small and shrinking share of the intermodal market, it became evident we would need to develop a COFC service offering.  For that reason, during August 2010, the Company entered into a long-term agreement with BNSF Railway to lease private 53’ domestic intermodal containers.  The addition of private containers offers the Company an opportunity to continue its growth in the intermodal marketplace and to continue to offer our customers additional transportation solutions.  For the three and six month periods ended June 30, 2011, rail intermodal services generated approximately 4.9% and 5.1%, respectively, of total base revenue.  For the three and six month periods ended June 30, 2010, rail intermodal services generated approximately 2.9% and 2.8%, respectively, of total base revenue.

Results of Operations

Executive Overview

Despite a relatively soft freight environment in the first six weeks of the quarter, we nearly tripled our earnings excluding the effect of last year's fuel hedge gain, which amounted to approximately $1.2 million pretax, or $0.07 per share.  As we progress toward full implementation of our VEVA (Vision for Economic Value Added) strategic plan, we believe our diversified model of integrated and complimentary service offerings exhibits more signs of maturity.

In Trucking, our customer, lane and load selection continued to improve, partially offset by increased driver-related costs:

•
Customers who we consider “core” to our long-term prospects represented 33% of our total revenue during the quarter compared to just 24% during the comparable quarter.  Those customers were specifically selected as “core” customers because, among other things, their freight has tended to remain consistent seasonally and cyclically.

•
Fifty-three percent of our loads moved in our Spider Web network compared to 46% a year ago.  The improved density in our preferred lanes and a generally favorable industry environment for pricing led to an 8.5% increase in our loaded rate per mile to $1.655, the highest in our history.

•	Our freight network is becoming increasingly regionalized as our Spider Web density grows. Our loaded length of haul was 534 miles, the shortest in our history.

•	The growing ability of our team members to profitably service our customers' capacity needs and balance our freight network was increasingly evident throughout the course of the quarter.

•	The major impediment to greater earnings in Trucking was a lack of qualified drivers:

•
Though our turnover rate was actually lower than the second quarter of 2010, the carryover of unmanned trucks from the first quarter led to elevated driver-related costs as we worked to man those trucks with highly qualified drivers.  As a result, driver compensation costs increased nearly $0.03 per mile or approximately $0.08 per share for the quarter.  Driver recruiting and training costs also increased by 20%, or approximately $0.03 per share.  We expect that most of these costs will subside upon reaching our goal of 3% unmanned tractors.

•
An average of 9.1% of our fleet was unmanned during the quarter compared to 6.5% last year.  The 2.6% difference reduced earnings by nearly $0.05 per share due to a reduction in miles per tractor per week (achieving our goal of no more than 3% of unmanned trucks would have added approximately another $0.07 of earnings to the quarter).

      In SCS (Strategic Capacity Solutions, our brokerage service offering), base revenue more than doubled and operating income increased approximately two-and-a-half times to $2.3 million. That performance was driven by growth in branch offices (we added three during the quarter bringing the total number of branches to 11), and by growth in productivity (operating income per SCS team member grew by 60%).  Not only did our SCS team members execute the model well, but they also provided solutions for over 16,000 loads for our SCS customers, most of whom are also Trucking customers who appreciate the additional capacity.

In Intermodal, we are still working to fully utilize the private containers we took delivery of last fall.  While the addition of those containers drove substantial revenue growth, a lack of load volume in the right lanes resulted in an operating loss.  However, that loss was considerably smaller than the first quarter 2011 loss.  Despite the lack of profitability during the quarter, Intermodal provided our customers with solutions for nearly 3,600 loads.  As presently structured, we expect Intermodal will be profitable during the third quarter based on current market conditions.

Overall, our model gained momentum as the quarter unfolded.  Tighter truck capacity relative to freight demand certainly contributed to that momentum late in the quarter, but we believe our model gained a measure of maturity during the quarter as we extended our services to specific new customers in the right lanes at the right prices.

While we realize that much work remains before we achieve our first strategic objective of earning our cost of capital and that a $0.06 profit is inadequate, we also recognize meaningful progress has been made and June gave us a glimpse of what we believe our developing model is capable of producing.

Total debt increased $16.3 million from December 31, 2010 as a result of the purchase of 305 tractors and 350 trailers during the first half of 2011.  In addition, cash provided by operations was hampered by the rise in fuel prices during 2011, which increased our accounts receivable as we passed along increased fuel surcharges to our customers.  We would anticipate our cash provided by operations to show improvement during the second half of 2011, especially if fuel prices stabilize.  We intend to purchase an additional 250 tractors during the second half of 2011, and we expect our total net capital expenditures for the remainder of the year to approximate $18.1 million.  We were in compliance with all our debt covenants and as of June 30, 2011, we have $38.2 million available on our Credit Agreement and $37.7 million available through leasing commitments.

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

         Base revenue from our SCS and Intermodal operating segments has fluctuated in recent periods.  These services typically do not involve the use of our tractors and trailers.  Therefore, an increase in revenue from these operating segments tends to cause expenses related to our operations that do involve our equipment—including fuel expense, depreciation and amortization expense, operations and maintenance expense, salaries, wages and employee benefits and insurance and claims expense to decrease as a percentage of base revenue.  Likewise, a decrease in revenue from these operating segments tends to cause those expenses to increase as a percentage of base revenue with a related increase in purchased transportation expense.  Since changes in revenue from these operating segments generally affect all such expenses, as a percentage of base revenue, we do not specifically mention it as a factor in our discussion of increases or decreases in those expenses in the period-to-period comparisons below.  Base revenue from our SCS operating segment increased approximately 110.2% and 100.1%, respectively, for the three and six month periods ended June 30, 2011, compared to the same period of the prior year.  Base revenue from our Intermodal operating segment increased approximately 91.9% and 106.5%, respectively, for the three and six month periods ended June 30, 2011, compared to the same period of the prior year.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Results of Operations – Combined Services

Total base revenue increased 14.3% to $108.5 million for the quarter ended June 30, 2011 from $94.9 million for the same quarter of 2010.  We reported net income of $0.6 million ($0.06 per share) for the quarter ended June 30, 2011 as compared to net income of $0.9 million ($0.09 per share) for the prior year period.  In the second quarter of 2010, the Company entered into, and subsequently sold, a fuel hedge contract and recognized an after-tax gain of approximately $0.7 million, or $0.07 per share.

Our effective tax rate was 57.8% for the quarter ended June 30, 2011 compared to 54.2% for the same quarter of 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operations for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended
	June 30,
	2011	2010
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.8	37.4
Fuel and fuel taxes	13.6	12.6
Purchased transportation	8.8	9.4
Depreciation and amortization	14.5	14.3
Operations and maintenance	11.4	9.9
Insurance and claims	6.5	6.6
Operating taxes and licenses	1.4	1.6
Communications and utilities	1.2	1.2
Gain on disposal of revenue equipment, net	(1.6)	--
Other	5.3	4.7
Total operating expenses and costs	99.9	97.7
Operating income (loss)	0.1%	2.3%

Key Operating Statistics:

	Three Months Ended June 30,
	2011	2010
Operating income (in thousands)	$37	$1,970
Total miles (in thousands) (1)	57,846	60,624
Empty mile factor (2)	10.9%	9.6%
Weighted average number of tractors (3)	2,341	2,331
Average miles per tractor per period	24,710	26,008
Average miles per tractor per week	1,901	2,001
Average miles per trip (4)(5)	534	539
Base Trucking revenue per tractor per week (5)	$2,803	$2,759
Number of tractors at end of period (3)	2,354	2,331
Operating ratio (6)	99.9%	97.7%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

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

Our base Trucking revenue increased 2.0% from $83.6 million to $85.3 million; our operating income was $0.04 million compared to $2.0 million for the same quarter of 2010.

Overall, our operating ratio deteriorated by 2.3 percentage points of base revenue to 99.9% as a result of the following factors:

•
Salaries, wages and employee benefits expense increased by 1.4 percentage points of base revenue predominately due to an increase in driver pay which was implemented during the quarter, driver sign-on bonuses related to hiring more qualified drivers, as well as an increase in health and welfare costs during the quarter due to an increase in hospitalization claims.  Driver compensation costs increased nearly $0.03 per mile or approximately $0.08 per share for the quarter.  Also during the quarter, we had an increase in wages in our maintenance division as we have increased the number of terminal locations to better service our operations. These increases were partially offset by a reduction in workers’ compensation claims compared to the same period of 2010.  During the second quarter of 2011, we continued to see evidence of a tightening market of eligible drivers related to the implementation of the Department of Transportation’s (“DOT”) Compliance, Safety, Accountability (“CSA”) program.   New hours-of-service rules being reviewed by the DOT and CSA may further reduce the pool of eligible drivers and lead to increases in driver expenses that would increase salaries, wages and employee benefits.

•
Fuel and fuel taxes expense increased 1.0 percentage points of base Trucking revenue over the comparable quarter of 2010.  During the second quarter of 2010, the Company recognized a $1.2 million pre-tax gain on the sale of a fuel contract, the gain of which reduced that quarter’s fuel and fuel taxes expense.  Excluding the impact of the gain recorded in 2010, fuel and fuel taxes expense decreased 0.4 percentage points of base Trucking revenue.  Also contributing to the increase was an average 39.4% increase in the price of fuel over the comparable quarter of 2010.  The steady increases in fuel prices during the quarter prevented our fuel surcharge program from keeping pace with the rising costs, resulting in an increase in our fuel expense net of recoveries of approximately 18.3%.  Partially offsetting this increase was an increase in our fuel economy in the second quarter compared to the same period of 2010 as well as an increase in our net Trucking revenue per mile.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Purchased transportation expense, which is comprised of independent contractor compensation and fees paid to external transportation providers such as Mexican carriers, decreased by 0.6 percentage points of base Trucking revenue.  This decrease was due primarily to a 15.0% decrease in the number of independent contractors in our fleet, partially offset by an increase in carrier expense related to our Mexico operations as we saw our revenue from shipments into and out of the country increase 19.7% over the same period in 2010.  We expect this expense would continue to increase as the economy improves and if we achieve our long-term goals to grow our independent contractor fleet.

•
Depreciation and amortization expense increased 0.2 percentage points of base Trucking revenue.  During the quarter, we purchased 150 tractors and 100 trailers, which will be used to replace existing older equipment in an effort to reduce the age of our fleet.  Prices for new equipment have risen in recent years and tractors more so due to Environmental Protection Agency mandates related to engine emissions.  As a result of our plan to reduce the age of our fleet and the increased costs of new equipment, we expect depreciation and amortization expense to increase as a percentage of base Trucking revenue in future periods.  Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers from 14 years to 10 years and it changed the amount of the salvage value to which those trailers are being depreciated from 25% of the original purchase price to $500.  During the quarter this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.40 million and on a net-of-tax basis of approximately $0.25 million ($0.02 per share).  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 1.5 percentage points of base Trucking revenue primarily due to a 30.7% increase in direct repair costs related to the DOT’s CSA program, new engine emissions requirements mandated by the Environmental Protection Agency, various rules imposed by California’s Air Resources Board and the higher mileage equipment remaining in our fleet.  Our average tractor age as of June 30, 2011 was 27.6 months compared to 26.9 months at June 30, 2010 whereas our average trailer age was 67.1 months and 64.4 months, respectively.  This increase was partially offset by the above mentioned increase in our base Trucking revenue per mile.  On April 1, 2009, we changed our method of accounting for tires which changed the way we recognized cost for tires placed into service.  Accordingly, operations and maintenance expense related to this change increased in 2011 over that of 2010 by approximately $0.9 million.  Operations and maintenance expense may decrease as the age of our fleet decreases, but we do not expect to see the benefits of the new equipment in this line item for a number of quarters.

•
Insurance and claims expense decreased 0.1 percentage points of base Trucking revenue as we saw a 17.5% reduction in physical damage expense for the quarter compared to the same quarter of 2010.  In the 2010 quarter, we incurred a number of single vehicle accidents which caused damage to our own equipment and contributed to the expense.  In the second quarter of 2011, we received favorable outcomes to subrogation claims of approximately $0.2 million.  This reduction was partially offset by an increase in cargo claims, bodily injury and property damage claims, as well as increased expense related to miscellaneous legal costs.

•
Other expenses increased 0.6 percentage points of base Trucking revenue in the second quarter of 2011 compared to the second quarter of 2010 predominately driven by higher recruiting related expenses and an increase in the number of maintenance terminals to service our equipment.  The Department of Transportation’s CSA program has increased the difficulty of recruiting qualified drivers as the demand for those highly qualified drivers has increased, while the program has simultaneously decreased the overall supply of drivers.  Though our turnover rate was actually lower than the second quarter of 2010, the carryover of unmanned trucks from the first quarter led to elevated driver-related costs as we worked to man those trucks with highly qualified drivers.  Although we experienced a slight increase in the number of unmanned tractors (9.1% of our fleet was unmanned during the quarter compared to 6.5% a year ago and our goal of 3.0%), which reduced earnings by nearly $0.05 per share due to a reduction in miles per tractor per week, we are resolved to not lower our hiring standards to man our trucks.   The cost of lowering our hiring standards is much higher in the long-term than the short-term costs associated with elevated recruiting expense and reduced tractor utilization.  Driver recruiting and training costs increased by 20% or approximately $0.03 per share.  We expect that most of these costs will subside upon reaching our goal of 3% unmanned tractors.

•
Gain on the disposal of equipment increased 1.6 percentage points in the quarter ended June 30, 2011 as compared to the second quarter of 2010.  We have capitalized on the strong used equipment market in our continued effort to reduce the age of our tractor fleet as we have sold older model tractors and replaced those units with new equipment.  Also, as we have outfitted a large percentage of our trailers with SkyBitz trailer tracking, which has enabled us to systematically reduce the number of trailers in our fleet while also replacing those older model trailers with current model year equipment.  This reduction in the number of trailers, combined with the stronger used equipment market, is responsible for the increase.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated.

	Three Months Ended June 30,
	2011	2010
Total SCS revenue	$21,550	$10,051
Intercompany revenue	(3,679)	(1,549)
Net revenue	$17,871	$8,502

Operating income (in thousands)	$2,273	$923
Gross margin (1)	15.8%	15.3%

(1)
Gross margin is calculated by taking total base revenue, less purchased transportation expense net of fuel surcharge revenue and dividing that amount by total base revenue.  This calculation includes intercompany revenue and expenses.

Net revenue from SCS increased 110.2% to $17.9 million from $8.5 million, while operating income increased from $0.9 million to $2.3 million.  This increase was primarily a result of the continued expansion of our SCS operations, as we added five branch offices since the second quarter of 2010, bringing the total number of branches to 11, and increased productivity of SCS team members.  The resulting increase in operating expenses has been more than offset with the increase in revenues from these additional branch locations.  If we are successful in continuing to build our SCS business, we would expect to see expenses as a percent of total revenue decline further in the next several quarters.

Results of Operations – Intermodal

The following table sets forth certain information relating to our Intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2011	2010
Total Intermodal revenue	$5,881	$3,453
Intercompany revenue	(587)	(693)
Net revenue	$5,294	$2,760

Operating (loss) income (in thousands)	$(98)	$145
Gross margin (1)	11.4%	10.6%

(1)
Gross margin is calculated by taking total base revenue, less purchased transportation expense net of fuel surcharge revenue and dividing that amount by total base revenue.  This calculation includes intercompany revenue and expenses.

Net revenue from Intermodal increased 91.9% to $5.3 million from $2.8 million.  We incurred an operating loss of $0.1 million during the quarter ended June 30, 2011 as compared to operating income of $0.1 million for the same quarter of 2010.  Overall, the base revenue growth can be attributed to our efforts to integrate and cross-sell this service with our traditional Trucking services.  To propel those efforts, during the late summer of 2010 we entered into an exclusive-use agreement for a meaningful number of leased intermodal containers, which contributed to this revenue growth and we anticipate our Intermodal revenue to increase in the coming quarters as we expand this program.  While the addition of those containers drove substantial revenue growth, a lack of load volume in the right lanes resulted in an operating loss.  The insufficient load volume and pricing did not offset the fixed costs associated with the new containers, and this situation continued into the second quarter despite an increase in revenue.  However, we have made progress as our loss narrowed in the second quarter and we saw gross margin improvement.   As we continue to build our intermodal container business, we would expect to see the expenses associated with these containers decline as a percent of revenue in the next several quarters.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Results of Operations – Combined Services

Total base revenue increased 13.0% to $208.1 million for the six months ended June 30, 2011 from $184.1 million for the same quarter of 2010.  We incurred a net loss of $2.1 million, or $0.21 per share, for the six months ended June 30, 2011 as compared to a net loss of $2.1 million, or $0.20 per share, for the same period of 2010. In the second quarter of 2010, the Company entered into, and subsequently sold, a fuel hedge contract and recognized an after-tax gain of approximately $0.7 million, or $0.07 per share.

Our effective tax rate was 15.2% for the six month period ended June 30, 2011 compared to 10.9% for the same period of 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operations for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Six Months Ended
	June 30,
	2011	2010
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.7	39.0
Fuel and fuel taxes	15.4	14.7
Purchased transportation	9.0	8.8
Depreciation and amortization	14.8	14.8
Operations and maintenance	11.2	9.7
Insurance and claims	6.8	7.0
Operating taxes and licenses	1.5	1.6
Communications and utilities	1.1	1.1
Gain on disposal of revenue equipment, net	(1.3)	--
Other	5.2	4.4
Total operating expenses and costs	102.4	101.1
Operating income (loss)	(2.4)%	(1.1)%

Key Operating Statistics:
	Six Months Ended June 30,
	2011	2010
Operating loss (in thousands)	$(4,080)	$(1,789)
Total miles (in thousands) (1)	116,508	122,105
Empty mile factor (2)	10.4%	9.9%
Weighted average number of tractors (3)	2,341	2,338
Average miles per tractor per period	49,769	52,226
Average miles per tractor per week	1,925	2,020
Average miles per trip (4)(5)	545	557
Base Trucking revenue per tractor per week (5)	$2,778	$2,718
Number of tractors at end of period (3)	2,354	2,331
Operating ratio (6)	102.4%	101.1%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

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

Our base Trucking revenue increased 2.4% from $164.3 million to $168.2 million; our operating loss was $4.0 million during the six month period ended June 30, 2011, compared to a net operating loss of $1.8 million for the same period of 2010.

Overall, our operating ratio deteriorated by 1.3 percentage points of base revenue to 102.4% as a result of the following factors:

•
Salaries, wages and employee benefits expense decreased by 0.3 percentage points of base revenue as our net Trucking base revenue per mile increased by approximately 7.3% and we incurred lower workers’ compensation expense due to a reduction in claims activity in the first half of 2011 as compared to the first half of 2010.  This decrease was partially offset by an increase in wages in our maintenance division, the result of increasing the number of terminal locations to better service our operations as well as an increase in our driver pay per mile and driver sign-on bonuses which were paid during the year.  During 2011, we saw evidence of a tightening market of eligible drivers related to the implementation of the Department of Transportation’s (“DOT”) Compliance, Safety, Accountability (“CSA”) program.   New hours-of-service rules being reviewed by the DOT and CSA may further reduce the pool of eligible drivers and lead to increases in driver expenses that would increase salaries, wages and employee benefits.

•
Fuel and fuel taxes expense increased 0.7 percentage points of base Trucking revenue as we saw fuel prices increase an average of 34.6% over the comparable period of 2010.  Excluding the impact of the gain recorded in 2010, fuel and fuel taxes expense remained unchanged as a percent of base revenue.  Partially offsetting this increase was an increase in our fuel economy in 2011 compared to the same period of 2010 as well as an increase in our net Trucking revenue per mile.  During the second quarter of 2010, the Company recognized a $1.2 million pre-tax gain on the sale of a fuel contract, the gain of which reduced 2010 fuel and fuel taxes expense accordingly.  The steady increases in fuel prices throughout the first six months of 2011 prevented our fuel surcharge program from keeping pace with the rising costs, resulting in an increase in our fuel expense net of recoveries of approximately 17.1%.  In addition, the harsh winter weather required us to consume more fuel than usual during the first quarter winter storms due to increased engine idling necessitated by stranded trucks and the need to protect our drivers from dangerously frigid exterior temperatures.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Purchased transportation expense, which is comprised of independent contractor compensation and fees paid to external transportation providers such as Mexican carriers, increased by 0.2 percentage points of base Trucking revenue.  This increase was due primarily to an increase in carrier expense related to Mexico as we saw our revenue from shipments into and out of the country increase 24.3% over the same period in 2010.  This was partially offset by a reduction in our independent contractor fleet despite our enacting an increase in independent contractor pay and implementing a more favorable fuel surcharge program.  Over the longer term, we expect this expense would continue to increase as the economy improves and if we achieve our long-term goal to grow our independent contractor fleet.

•
Depreciation and amortization expense did not change in terms of percentage points of base Trucking revenue due to the above-mentioned increase in our base Trucking revenue per tractor per week.  Through June 30, 2011, we have purchased 305 tractors and 350 trailers, which will be used to replace existing older equipment in an effort to reduce the age of our fleet.  Prices for new equipment have risen in recent years and tractors more so due to Environmental Protection Agency mandates related to engine emissions.  As a result of our plan to reduce the age of our fleet and the increased costs of new equipment, we expect depreciation and amortization expense to increase as a percentage of base Trucking revenue in future periods.  Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers to 14 years from 10 years and it changed the amount of the salvage value to which those trailers are being depreciated from 25% of the original purchase price to $500.  During the quarter this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.40 million and on a net-of-tax basis of approximately $0.25 million ($0.02 per share).  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 1.5 percentage points of base Trucking revenue primarily due to a 32.1% increase in direct repair costs related to the Department of Transportation’s CSA program, new engine emissions requirements mandated by the Environmental Protection Agency, various rules imposed by California’s Air Resources Board, harsh winter weather during the first quarter and the higher mileage equipment remaining in our fleet.  This increase was partially offset by the above mentioned increase in our base Trucking revenue per mile.  On April 1, 2009, we changed our method of accounting for tires which changed the way we recognized cost for tires placed into service.  Accordingly, operations and maintenance expense related to this change increased in 2011 over that of 2010 by approximately $1.8 million.  Operations and maintenance expense may decrease as the age of our fleet decreases, but we do not expect to see the benefits of the new equipment in this line item for a number of quarters.

•
Insurance and claims expense decreased 0.2 percentage points of base Trucking revenue as we experienced a reduction in physical damage expense for the first half of the year as well as a reduction in the severity of accidents, primarily in the first quarter of 2011 compared to the first quarter of 2010.  Also contributing to the decline was a reduction in physical damage expense related to single vehicle accidents which caused damage to our own equipment.  If we are able to continue to successfully execute our safety initiatives, we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•
Other expenses increased 0.8 percentage points of base Trucking revenue in the first six months of 2011 compared to the same period of 2010 predominately driven by higher recruiting related expenses and an increase in the number of maintenance terminals to service our equipment.  The Department of Transportation’s CSA program has increased the difficulty of recruiting qualified drivers as the demand for those highly qualified drivers has increased, while the program has simultaneously decreased the overall supply of drivers.  Despite a decline in our driver turnover rate, 8.8% of our fleet was unmanned during the first half of 2010 (compared to 5.8% in the previous year and our goal of 3.0%).  We will not lower our hiring standards to man our trucks because the cost of doing so is much higher in the long-term than the short-term costs associated with elevated recruiting expense and reduced tractor utilization.

•
Gain on the disposal of equipment increased 1.3 percentage points for the six months ended June 30, 2011 as compared to the same period of 2010.  We have capitalized on the strong used equipment market in our continued effort to reduce the age of our tractor fleet as we have sold older model tractors and replaced those units with new equipment.  Also, as we have outfitted a large percentage of our trailers with SkyBitz trailer tracking, we have been able to systematically reduce the number of trailers in our fleet while also replacing those older model trailers with current model year equipment.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated.

	Six Months Ended June 30,
	2011	2010
Total SCS revenue	$35,485	$17,285
Intercompany revenue	(6,046)	(2,572)
Net revenue	$29,439	$14,713

Operating income (in thousands)	$3,606	$1,243
Gross margin (1)	15.8%	14.3%

(1)
Gross margin is calculated by taking total base revenue, less purchased transportation expense net of fuel surcharge revenue and dividing that amount by total base revenue. This calculation includes intercompany revenue and expenses.

Net revenue from SCS increased 100.1% to $29.4 million from $14.7 million, while operating income increased from $1.2 million to $3.6 million.  Overall, operating income increased approximately $2.4 million to $3.6 million.  This increase was primarily a result of the continued expansion of our SCS operations, as we added five branches since the second quarter of 2010, bringing the total number of branches to 11, and had an increase in productivity of SCS team members.  The resulting increase in operating expenses has been more than offset with the increase in revenues from these additional branch locations.  If we are successful in continuing to build our SCS business, we would expect to see expenses as a percent of total revenue decline further in the next several quarters.

Results of Operations – Intermodal

The following table sets forth certain information relating to our Intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2011	2010
Total Intermodal revenue	$11,641	$6,381
Intercompany revenue	(1,138)	(1,296)
Net revenue	$10,503	$5,085

Operating (loss) income (in thousands)	$(496)	$85
Gross margin (1)	8.8%	7.4%

(1)
Gross margin is calculated by dividing total base revenue, less purchased transportation expense, less fuel surcharge revenue by total base revenue.  This calculation includes intercompany revenue and expenses.

Net revenue from Intermodal increased 106.5% to $10.5 million from $5.1 million.  We incurred an operating loss of approximately $0.5 million during the six months ended June 30, 2011, as compared to operating income of $0.09 million during the same period of 2010.  Overall, the base revenue growth can be attributed to our efforts to integrate and cross-sell this service with our traditional Trucking services.  To propel those efforts, during the late summer of 2010 we entered into an exclusive-use agreement for a meaningful number of leased intermodal containers, which contributed to this revenue growth and we anticipate our Intermodal revenue to increase in the coming quarters as we expand this program.  While the addition of those containers drove substantial revenue growth, a lack of load volume in the right lanes resulted in an operating loss.  The insufficient load volume and pricing did not offset the fixed costs associated with the new containers, and this situation continued into the second quarter despite an increase in revenue.  However, we have made progress as our loss narrowed in the second quarter and we saw gross margin improvement.  As we continue to build our intermodal container business, we would expect to see the expenses associated with these containers decline as a percent of revenue in the next several quarters.

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

On May 25, 2010, we entered into a contract to hedge approximately 0.5 million gallons of diesel fuel per month for the time period of July 2010 through June 2012.  Under this agreement we were to pay a fixed rate per gallon of heating oil and receive the monthly average price of NYMEX HO heating oil.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel as prices for both generally move in similar directions.

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

       Our balance sheet debt, less cash, represents 45.4% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 48.0% of our total debt and carry an average fixed rate of 3.1%.  We also have additional availability on our revolving credit line of approximately $38.2 million, which we could have borrowed without violating any of our current financial covenants applicable to us on June 30, 2011.  We expect our net capital expenditures for the remainder of 2011 to be approximately $18.1 million.

Cash Flows
	(in thousands)
	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$9,545	$24,911
Net cash used in investing activities	(11,706)	(22,967)
Net cash provided by financing activities	1,211	280

Cash generated from operations decreased $15.4 million during the first half of 2011 as compared to the first half of 2010, primarily due to the net effect of the following factors:

•
A $19.3 million decrease in cash provided from accounts receivable resulting from extended payment terms, a larger proportional share of revenue from our SCS segment and an increase in fuel surcharge revenue.

•	A $0.5 million increase in depreciation and amortization primarily due to the higher acquisition cost of replacement tractors and trailers.

•	A $2.2 million increase in the gain on disposal of revenue equipment. We continue to experience a stronger used equipment market compared to the first half of 2010.

•
A $2.8 million decrease in cash used in inventories and prepaid expenses.  The decrease in cash used was primarily due to additional tire purchases effecting our prepaid tire account during the first half of 2010 and fees related to the 2010 renewal of our Credit Facility.

•	A $2.6 million increase in cash provided by trade accounts payable and accrued expenses primarily due to timing of fuel payments and invoices related to our operating software conversion.

Cash used in investing activities decreased $11.3 million during the first half of 2011 as compared to the same time period of 2010 primarily due to the method utilized to finance the acquisition of revenue equipment.  During 2010, we primarily utilized borrowings from our Credit Agreement to fund revenue equipment acquisitions and during 2011 we utilized more lease based financing.  During the first half of 2011, we leased $15.4 million in revenue equipment acquisitions compared to $4.9 million during the same time period of 2010.  In addition, we have also experienced higher sale prices and sale volumes in our used equipment sales, which resulted in a $6.3 million increase in proceeds from the sale of equipment.

Cash provided by financing activities increased $0.9 million during the first half of 2011 as compared to the same time period in 2010.  We borrowed a net amount on our Credit Agreement of $10.1 million in 2011 compared to $9.6 million in net borrowings in 2010, resulting in a $0.5 million increase in net borrowings on our Credit Agreement. The additional borrowing primarily related to purchasing replacement revenue equipment. In addition to the additional borrowing, cash provided by financing activities increased due to a $1.3 million increase in bank drafts outstanding, which was partially offset by a $0.7 million increase in principal payments on capitalized lease obligations.

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

The interest rate on our overnight borrowings under the Credit Agreement at June 30, 2011 was 3.5%.  The interest rate including all borrowings made under the Credit Agreement at June 30, 2011 was 2.9% and for the six months ended June 30, 2011 was 2.7%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At June 30, 2011, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $174.2 million at June 30, 2011, and all trade and other accounts receivable.

The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.00 (currently and through the end of the Credit Agreement), and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.4 million at June 30, 2011.  We were in compliance with these covenants at June 30, 2011.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.

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

Equity

At June 30, 2011, we had stockholders’ equity of $135.5 million and total debt including current maturities of $115.9 million, resulting in a total debt, less cash, to total capitalization ratio of 45.4% compared to 40.8% at December 31, 2010.

Purchases and Commitments

As of June 30, 2011, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $18.1 million for the remainder of 2011, approximately $15.6 million of which relates to revenue equipment acquisitions.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $2.5 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the six months ended June 30, 2011, we made $33.5 million of net capital expenditures, including $32.2 million for revenue equipment purchases and $1.3 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at June 30, 2011, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$59,957	$--	$--	$59,957	$--
Capital lease obligations (2)	57,690	28,038	22,023	7,629	--
Purchase obligations (3)	17,033	17,033	--	--	--
Rental obligations	4,170	2,038	1,451	371	310
Total	$138,850	$47,109	$23,474	$67,957	$310

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

(2)	Includes interest payments not included in the balance sheet.

(3)	Purchase obligations include commitments to purchase approximately $16.5 million of revenue equipment, none of which is cancelable by us upon advance written notice.

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

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25% of the original purchase price.  During the quarter this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.40 million and on a net-of-tax basis of approximately $0.24 million ($0.02 per share).

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at June 30, 2011, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended June 30, 2011, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

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

        Interest Rate Risk.  We are exposed to interest rate risk primarily from our Credit Agreement.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage which is determined based on our attainment of certain financial ratios.  At June 30, 2011, we had $61.8 million outstanding pursuant to our Credit Agreement including letters of credit of $1.8 million.  Assuming the outstanding balance at June 30, 2011 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Credit Agreement would increase our interest expense over a one-year period by approximately $0.6 million.

        On February 6, 2009, we entered into a $10.0 million interest rate swap agreement with an effective date of February 19, 2009.  The rate on the swap was fixed at 1.57% until its expiration date of February 19, 2011. The interest rate swap agreement was accounted for as a cash flow hedge.

Foreign Currency Exchange Rate Risk.  We require customers to pay for our services in U.S. dollars.  Although the Canadian government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  As of June 30, 2011, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

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

On July 2, 2010 a former driver team member, filed a lawsuit against us titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  We have successfully removed the case to the United States District Court, Central District of California and have filed an answer denying the plaintiff’s allegations.  The lawsuit seeks monetary damages for the alleged violations.  In February 2011, settlement of the lawsuit was negotiated through mediation subject to the District Court’s review and approval.  Such approval is expected later in 2011.  At June 30, 2011, we had fully accrued the agreed upon settlement amount.

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  This matter has been scheduled for trial during the week of October 11, 2011.  The impact of the final disposition of this legal proceeding cannot be assessed at this time.  However, we have denied all the plaintiff’s claims, and management presently believes that the final resolution will not have a material effect on our consolidated financial position, results of operations and cash flow.  We intend to vigorously defend ourselves against Blankenship’s allegations.

ITEM 1A.       RISK FACTORS

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there have been any material changes in these risks during the six months ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the three months ended June 30, 2011, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

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

3.2	#	Bylaws of the Company as Amended and Restated on May 4, 2011.
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

10.1	* #	Amendment No. 1 to the Company’s 2004 Equity Incentive Plan.
31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

References:
*		Management contract or compensatory plan or arrangement.
#		Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	August 8, 2011	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
President and Chief Executive Officer

INDEX TO EXHIBITS
USA TRUCK, INC.

Exhibit Number		Exhibit
3.1
Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

3.2	#	Bylaws of the Company as Amended and Restated on May 4, 2011.
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

10.1	* #	Amendment No. 1 to the Company’s 2004 Equity Incentive Plan.
31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

References:
*		Management contract or compensatory plan or arrangement.
#		Filed herewith.