Form 10-Q/A
period 2011-06-30
USA TRUCK INC
filed 2011-08-26
CIK 883945

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of August 24, 2011 is 10,460,197.

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly Report on Form 10-Q, originally filed on August 8, 2011 (the “Original Filing”), amends Item 6. Exhibits to the Original Filing to include in the exhibit listing the XBRL Exhibits.  We are filing this Amendment No. 1 solely for the purpose of updating the Item 6. list of exhibits to reference the XBRL exhibits.  The XBRL exhibits were included in the Original Filing, but not referenced in the exhibit listing.

This Amendment No. 1 does not affect any other information contained in the Original Filing.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

10.1	* #	Amendment No. 1 to the Company’s 2004 Equity Incentive Plan.
31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed to be "furnished" and not "filed."
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	August 26, 2011	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
President and Chief Executive Officer

Date:	August 26, 2011	By:	/s/ Darron R. Ming
Darron R. Ming
Executive Vice President and Chief
Financial Officer