Form 10-Q
period 2011-09-30
USA TRUCK INC
filed 2011-11-04
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of November 2, 2011 is 10,437,667.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$905	$2,726
Accounts receivable:
Trade, less allowance for doubtful accounts of $442 in 2011 and $444 in 2010	64,781	46,630
Other	2,510	1,353
Inventories	2,508	2,080
Prepaid expenses and other current assets	13,620	12,885
Total current assets	84,324	65,674

Property and equipment:
Land and structures	31,377	31,268
Revenue equipment	388,440	376,211
Service, office and other equipment	17,719	15,636
Property and equipment, at cost	437,536	423,115
Accumulated depreciation and amortization	(168,268)	(163,867)
Property and equipment, net	269,268	259,248
Note receivable	2,031	2,048
Other assets	486	415
Total assets	$356,109	$327,385

Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$5,287	$4,233
Trade accounts payable	22,288	16,691
Current portion of insurance and claims accruals	5,145	4,725
Accrued expenses	10,149	8,401
Note payable	--	1,009
Current maturities of long-term debt and capital leases	26,078	18,766
Deferred income taxes	1,090	1,094
Total current liabilities	70,037	54,919

Deferred gain	613	618
Long-term debt and capital leases, less current maturities	102,068	79,750
Deferred income taxes	48,127	50,782
Insurance and claims accruals, less current portion	3,909	3,608

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,811,032 shares in 2011 and 11,835,075 shares in 2010	118	118
Additional paid-in capital	65,312	65,169
Retained earnings	87,792	94,215
Less treasury stock, at cost (1,351,086 shares in 2011 and 1,339,324 shares in 2010)	(21,867)	(21,783)
Accumulated other comprehensive loss	--	(11)
Total stockholders’ equity	131,355	137,708
Total liabilities and stockholders’ equity	$356,109	$327,385
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Trucking revenue	$84,254	$90,667	$262,940	$260,061
Strategic Capacity Solutions revenue	18,389	10,103	47,829	24,816
Base revenue	102,643	100,770	310,769	284,877
Fuel surcharge revenue	27,494	17,996	82,438	53,194
Total revenue	130,137	118,766	393,207	338,071

Operating expenses and costs:
Fuel and fuel taxes	33,397	28,249	104,456	83,860
Salaries, wages and employee benefits	34,423	33,418	102,229	98,728
Purchased transportation	32,213	20,977	89,073	55,577
Depreciation and amortization	12,390	12,612	37,491	37,246
Operations and maintenance	11,650	9,963	31,942	25,931
Insurance and claims	5,581	5,236	17,145	16,831
Operating taxes and licenses	1,345	1,427	4,118	4,232
Communications and utilities	1,103	1,004	3,136	2,969
Gain on disposal of revenue equipment, net	(648)	(45)	(2,904)	(88)
Other	4,542	3,609	13,350	10,931
Total operating expenses and costs	135,996	116,450	400,036	336,217
Operating (loss) income	(5,859)	2,316	(6,829)	1,854

Other expenses (income):
Interest expense	877	931	2,440	2,643
Other, net	(174)	(79)	(210)	100
Total other expenses, net	703	852	2,230	2,743
Income (loss) before income taxes	(6,562)	1,464	(9,059)	(889)
Income tax (benefit) expense	(2,257)	878	(2,636)	621

Net (loss) income	$(4,305)	$586	$(6,423)	$(1,510)

Net (loss) earnings per share information:
Average shares outstanding (Basic)	10,294	10,297	10,304	10,294
Basic (loss) earnings per share	$(0.42)	$0.06	$(0.62)	$(0.15)

Average shares outstanding (Diluted)	10,294	10,312	10,304	10,294
Diluted (loss) earnings per share	$(0.42)	$0.06	$(0.62)	$(0.15)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common					Accumulated
	Stock		Additional Paid-in Capital			Other
		Par		Retained	Treasury	Comprehensive
	Shares	Value		Earnings	Stock	Loss	Total
Balance at December 31, 2010	11,835	$118	$65,169	$94,215	$(21,783)	$(11)	$137,708
Exercise of stock options	1	--	15	--	--	--	15
Excess tax benefit from stock options and Restricted Stock	--	--	6	--	--	--	6
Transfer of stock into (out of) Treasury Stock	--	--	115	--	(115)	--	--
Stock-based compensation	--	--	45	--	--	--	45
Restricted stock award grant	13	--	--	--	--	--	--
Forfeited restricted stock	(38)	--	--	--	--	--	--
Net share settlement related to Restricted Stock vesting	--	--	(7)	--	--	--	(7)
Change in fair value of interest rate swap, net of income tax of $1	--	--	--	--	--	1	1
Reclassification of derivative net losses to statement of operations, net of income tax of $7	--	--	--	--	--	10	10
Return of forfeited restricted stock	--	--	(31)	--	31	--	--
Net loss	--	--	--	(6,423)	--	--	(6,423)
Balance at September 30, 2011	11,811	$118	$65,312	$87,792	$(21,867)	$--	$131,355

                    See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net loss	$(6,423)	$(1,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,491	37,246
Provision for doubtful accounts	81	191
Deferred income taxes	(2,629)	640
Excess tax benefit from stock options and restricted stock	(6)	--
Stock-based compensation	45	100
Gain on disposal of assets, net	(2,904)	(88)
Recognition of deferred gain	(5)	--
Changes in operating assets and liabilities:
Accounts receivable	(19,389)	(2,224)
Inventories and prepaid expenses	(1,163)	(4,868)
Trade accounts payable and accrued expenses	6,270	5,880
Insurance and claims accruals	721	(1,068)
Net cash provided by operating activities	12,089	34,299

Investing activities
Purchases of property and equipment	(39,897)	(31,778)
Proceeds from sale of property and equipment	17,588	9,329
Change in other assets	(54)	(26)
Net cash used in investing activities	(22,363)	(22,475)

Financing activities
Borrowings under long-term debt	93,822	51,183
Principal payments on long-term debt	(73,724)	(48,502)
Principal payments on capitalized lease obligations	(11,703)	(10,785)
Principal payments on note payable	(1,009)	(1,015)
Net increase (decrease) in bank drafts payable	1,054	(2,356)
Proceeds from exercise of stock options	7	175
Excess tax benefit from stock options and restricted stock	6	8
Net cash provided by (used in) financing activities	8,453	(11,292)

(Decrease) increase in cash	(1,821)	532
Cash:
Beginning of period	2,726	797
End of period	$905	$1,329

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,448	$2,528
Income taxes	--	--
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	21,235	4,867
Purchases of revenue equipment included in accounts payable	1,063	--

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

We have three operating segments: Trucking (which consists of our General Freight and Dedicated Freight service offerings), Strategic Capacity Solutions (“SCS”) (which consists entirely of our freight brokerage service offering), and Intermodal (which consists of our rail intermodal service offering).   As further explained in Note 5 – Segment Reporting, these three operating segments are disclosed as two reportable segments with Trucking and Intermodal being aggregated into one reportable segment.

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

NOTE 3 – STOCK-BASED COMPENSATION

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,050,000 shares of Common Stock to directors, officers and other key employees.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $11.19 to $30.22 as of September 30, 2011.  At September 30, 2011, 571,829 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Compensation expense	$38	$47	$70	$90

The table below sets forth the assumptions used to value stock options granted during the periods indicated:

	2011	2010
Dividend yield	0%	0%
Expected volatility	22.6 – 33.7%	32.8 – 50.2%
Risk-free interest rate	1.1 – 1.7%	0.9 – 2.1%
Expected life (in years)	4.00 – 4.25	4.13 – 4.25

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

Information related to option activity for the nine months ended September 30, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	152,600	$16.01
Granted	46,460	12.25
Exercised	(8,104)	11.47		$7,424
Cancelled/forfeited	(18,965)	14.49
Expired	(29,538)	17.47
Outstanding at September 30, 2011	142,453	$14.94	3.4	$--
Exercisable at September 30, 2011	58,700	$16.54	1.9	$--

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on September 30, 2011 (the last trading day of the quarter), was $7.76.

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

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Compensation expense (credit)	$81	$97	$(25)	$9

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

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the nine months ended September 30, 2011, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2010	198,370	$12.33
Granted	13,315	11.83
Forfeited	(38,516)	12.33
Vested	(7,510)	13.81
Nonvested shares – September 30, 2011	165,659	$12.22

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date.  Each officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of defined retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares which fail to vest as a result of the Company’s failure to attain a performance goal will forfeit and result in the recovery of the previously recorded expense.  These forfeited shares will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that Plan until that Plan expires in 2014.  During the second quarter of 2011, management determined that the performance criteria will not be met for the shares that were scheduled to vest on April 1, 2012 and April 1, 2013; therefore, these shares were deemed forfeited and recorded as Treasury Stock.  The shares will remain outstanding until their scheduled vesting dates, at which time their forfeitures will become effective and the shares will revert to the 2004 Equity Incentive Plan.  The table below sets forth the information relating to the forfeitures of these shares.

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

Information set forth in the following table is related to stock options and restricted stock as of September 30, 2011.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$181	$1,175
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.6	5.4

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the nine months ended September 30, 2011, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

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

	Percent of Total Base Revenue
	Trucking (1)	SCS
Three Months Ended
September 30, 2011	82.1%	17.9%
September 30, 2010	90.0%	10.0%
Nine Months Ended
September 30, 2011	84.6%	15.4%
September 30, 2010	91.3%	8.7%

(1)  Includes Intermodal revenue.

Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics for both operating segments include, for example, revenue per mile and miles per tractor per week.  While the operations of our SCS segment typically do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.  Our Intermodal business does involve the use of our equipment as we utilize our trailers and leased containers to provide this service.  Accordingly, the operations of this segment are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.  Therefore, we have aggregated the reporting of our Intermodal operations with our reporting for Trucking operations.  Based on Intermodal's relatively small size, and the interrelationship of Trucking and Intermodal operations on the drayage portion of intermodal movements, we determined that separate reporting was not justified.  We will continue separate reporting for our SCS segment.

Assets are not allocated to our SCS segment as the significant majority of our SCS operations provide truckload freight services to our customers through arrangements with third party carriers who utilize their own equipment.  Depreciation and amortization expense is allocated to our SCS segment based on the various assets specifically utilized to generate revenue.  All intercompany transactions between segments are consummated at rates similar to those negotiated with independent third parties.  All other expenses are allocated to our SCS segment based on headcount and specifically identifiable direct costs, as appropriate.

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Base revenue
Trucking	$84,254	$90,667	$262,940	$260,061
SCS	21,144	11,687	56,629	28,973
Eliminations	(2,755)	(1,584)	(8,800)	(4,157)
Total base revenue	102,643	100,770	310,769	284,877
Fuel surcharge revenue	27,494	17,996	82,438	53,194
Total revenue	$130,137	$118,766	$393,207	$338,071

A summary of operating (loss) income by reportable segments is as follows:

	(in thousands)
	Operating (loss) income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating (loss) income
Trucking	$(7,733)	$1,183	$(12,310)	$(579)
SCS	1,874	1,133	5,481	2,433
Operating (loss) income	$(5,859)	$2,316	$(6,829)	$1,854

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  The standard allows an entity to elect to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements.  Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income, would need to be displayed under either alternative.  While the options for presenting other comprehensive income change under the standard, many items would not change, including the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income and the earnings per share computation, which will continue to be based on net income.  The standard is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011.  Early adoption is permitted, but full retrospective application is required.  The Company does not expect this standard to have a material impact on its financial reporting.

NOTE 7 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in five years.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  During the three and nine month periods ended September 30, 2011, the Company recognized approximately $1,600 and $4,300, respectively, of this gain.  The Company believes that the note receivable balance at September 30, 2011, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

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

NOTE 9 – COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income was comprised of net (loss) income plus the market value adjustment on our interest rate swap that expired on February 19, 2011, which was designated as a cash flow hedge.  Comprehensive (loss) income consisted of the following components:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(4,305)	$586	$(6,423)	$(1,510)
Change in fair value of interest rate swap, net of income tax benefit of $(5) for the three months ended September 30, 2010, and net of income tax of $1 for the nine months ended September 30, 2011 and net of income tax benefit of $(19) for the nine months ended September 30, 2010	--	(8)	1	(30)
Reclassification of derivative net losses to statement of operations, net of income tax of $12 for the three months ended September 30, 2010, and net of income tax of $7 for the nine months ended September 30, 2011 and net of income tax of $37 for the nine months ended September 30, 2010	--	20	10	60
Total comprehensive (loss) income	$(4,305)	$598	$(6,412)	$(1,480)

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

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	September 30,	December 31,
	2011	2010
Salaries, wages and employee benefits	$3,596	$3,288
Other (1)	6,553	5,113
Total accrued expenses	$10,149	$8,401

(1)	As of September 30, 2011 and December 31, 2010, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 12 – NOTE PAYABLE

On October 14, 2011, the Company entered into an unsecured note payable of $1.8 million.  The note, which is scheduled to mature on September 1, 2012, is payable in monthly installments of principal and interest of approximately $0.2 million and bears interest at 1.9%.  The note is payable to a third party other than the insurance company and is being used to finance a portion of the Company’s annual insurance premiums.

At December 31, 2010, we had an unsecured note payable of $1.0 million.  The note, which is payable in monthly installments of principal and interest of approximately $0.1 million and bearing interest at 2.6% matured on September 1, 2011.  The note was payable to a third party other than the insurance company and was being used to finance a portion of the Company’s annual insurance premiums.

NOTE 13 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	September 30,	December 31,
	2011	2010
Revolving credit agreement (1)	$70,000	$49,900
Capitalized lease obligations (2)	58,146	48,616
	128,146	98,516
Less current maturities	(26,078)	(18,766)
Long-term debt and capital leases, less current maturities	$102,068	$79,750

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

Borrowings under the Credit Agreement are classified as “base rate loans,” “LIBOR loans” or “Euro dollar loans.” Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.0%, based on the Company’s leverage ratio.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  Euro dollar loans accrue interest at the LIBOR rate in effect at the beginning of the month in which the borrowing occurs plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  On a quarterly basis, the Company must pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it must pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

The interest rate on our overnight borrowings under the Credit Agreement at September 30, 2011 was 3.5%.  The interest rate including all borrowings made under the Credit Agreement at September 30, 2011 was 2.8%.  The interest rate on the Company’s borrowings under the agreements for the nine months ended September 30, 2011 was 2.7%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At September 30, 2011, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $171.3 million at September 30, 2011, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.00 and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.4 million at September 30, 2011.  We were in compliance with these covenants at September 30, 2011.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  The borrowings under the Credit Agreement approximate its fair value and, at September 30, 2011, the Company had outstanding $1.8 million in letters of credit.

(2)
Our capitalized lease obligations have various termination dates extending through March 2015 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.1% at September 30, 2011.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 14 – LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases with terms of 36, 42 or 45 months.  Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
September 30, 2011	$85,434	$26,892	$58,542
December 31, 2010	69,795	20,777	49,018

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

We routinely monitor our equipment acquisition needs and adjust our purchase schedule from time to time based on our analysis of factors such as new equipment prices, the condition of the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, fuel efficiency, equipment durability, equipment specifications, our operating performance and the availability of qualified drivers.

As of September 30, 2011, for the remainder of 2011, we had commitments for purchases of non-revenue equipment of approximately $0.5 million and commitments for the purchases of revenue equipment in the amount of approximately $7.0 million, of which $4.3 million is cancelable by us upon advance written notice.

NOTE 15 – INCOME TAXES

During the three months ended September 30, 2011 and 2010, our effective tax rates were 34.4% and 60.0%, respectively.  During the nine months ended September 30, 2011 and 2010, our effective tax rates were 29.1% and 69.8%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2008, 2009 and 2010 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through September 30, 2011.

NOTE 16 – CHANGE IN ACCOUNTING ESTIMATE

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25.0% of the original purchase price.  The Company believes that both of these changes more clearly and appropriately reflect the state of the current trailer market and thus, will more reasonably and accurately report the value of the trailers on the balance sheet.  This change is being accounted for as a change in estimate.  This change in estimate resulted in a reduction of depreciation expense as set forth in the following table:

	(in thousands, except per share data)
	Pre-tax Basis	Net of Tax	Per Share Effect
Three Months Ended September 30, 2011	$606	$374	$0.04
Nine Months Ended September 30, 2011	1,011	623	0.06

NOTE 17 – (LOSS) EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(4,305)	$586	$(6,423)	$(1,510)
Denominator:
Denominator for basic (loss) earnings per share – weighted average shares	10,294	10,297	10,304	10,294
Effect of dilutive securities:
Employee stock options and restricted stock	--	15	--	--
Denominator for diluted (loss) earnings per share – adjusted weighted average shares and assumed conversions	10,294	10,312	10,304	10,294
Basic (loss) earnings per share	$(0.42)	$0.06	$(0.62)	$(0.15)
Diluted (loss) earnings per share	$(0.42)	$0.06	$(0.62)	$(0.15)
Weighted average anti-dilutive employee stock options and restricted stock	167	101	140	123

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

On July 2, 2010, a former driver team member filed a lawsuit against us titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  We successfully removed the case to the United States District Court, Central District of California and filed an answer denying the plaintiff’s allegations.  The lawsuit sought monetary damages for the alleged violations.  In February 2011, we negotiated settlement of the lawsuit through mediation subject to the District Court’s review and approval.  Such approval of the $250,000 settlement was received in October 2011.  We had fully accrued the agreed upon settlement amount during the second quarter of 2011.

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.

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

Our Business

We operate primarily in the for-hire truckload segment of the trucking industry.  Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery.  Our business is classified into two reportable segments:  our Trucking operating segment consisting primarily of our General Freight, Dedicated Freight and rail intermodal service offerings and our Strategic Capacity Solutions (“SCS”) operating segment consisting entirely of our freight brokerage service offering.  We previously included the results of our freight brokerage and Container-on-Flat-Car (“COFC”) portion of our rail Intermodal service offering in our SCS operating segment.  The Trailer-on-Flat-Car (“TOFC”) portion of our rail Intermodal service offering was classified within our Trucking operating segment.  We later combined COFC and TOFC and reported them as Intermodal and brokerage was reported as SCS.  This quarter, based on several factors including the relatively small size of Intermodal and the interrelationship of Trucking and Intermodal operations on the drayage portion of intermodal movements, we aggregated Intermodal with the Trucking operating segment.

Our SCS operating segment is intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS services are also customers of our Trucking operating segment.  We have steadily grown SCS revenue over the past year, and for the nine months ended September 30, 2011 this service represented approximately 15.4% of our consolidated revenue.

Substantially all of our base revenue from the two reportable segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the three and nine month periods ended September 30, 2011, Trucking base revenue represented 82.1% and 84.6% of base revenue, respectively, with the remaining base revenue being generated through SCS.  For the three and nine month periods ended September 30, 2010, Trucking base revenue represented 90.0% and 91.3% of total base revenue, respectively, with the remaining base revenue being generated through SCS.

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

•
Intermodal.  Our rail Intermodal service offering provides our customers cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  Based on Intermodal's relatively small size, and the interrelationship of Trucking and Intermodal operations on the drayage portion of intermodal movements, we have determined that separate reporting is not justified.  Therefore, we have aggregated the reporting of our Intermodal operations with those of our Trucking operations.

Strategic Capacity Solutions. Our SCS operating segment consists entirely of our freight brokerage service offering which matches customer shipments with available equipment of authorized carriers and provides services that complement our Trucking operations.  We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation needs.  To date, a majority of the customers of SCS have also engaged us to provide services through one or more of our Trucking service offerings.  For the three month and nine month periods ended September 30, 2011, SCS services generated approximately 17.9% and 15.4%, respectively, of total base revenue.  For the three month and nine month periods ended September 30, 2010, SCS services generated approximately 10.0% and 8.7%, respectively, of total base revenue.

Results of Operations

Executive Overview

Overview

The third quarter of 2011 presented several challenges.  These included a major operating system transition, softer than expected freight volumes, and a persistently high number of unmanned tractors.  We were unable to overcome these challenges and produce sufficient revenue to operate profitably.  We have addressed a number of the underlying problems, but we still have work to do in order to achieve sustained profitability.

We completed our migration to new operating software in our Trucking division during the third quarter. We had planned for a modest reduction of efficiency during the transition, but the magnitude and duration of the disruption was much greater than we had anticipated.  The operating system conversion was complicated by problems with a customized portion of the software.  This software shortcoming hampered our network visibility for several weeks as a solution was developed.  We believe the ripple effects included significant disruption to our load velocity, overly conservative booking of customers' loads, lost freight opportunities, and increased driver turnover.

Our business environment was softer than in the second quarter.  We felt a modest step-down in overall freight demand in our markets, which we attribute to slower growth in the U.S. economy.  In addition, we began phasing out service on two major accounts, one due to the end of a project and one due to inadequate pricing.  In a softer overall freight market, we had fewer opportunities to replace all of this business with high-quality freight.  Industry-wide, we believe freight demand and trucking capacity are in relative equilibrium, but the spot market is less robust than during the second quarter.  This contributed to a reduction in overall miles and an increase in our percentage of non-revenue miles.

For the quarter, in our Trucking operations, tractor utilization decreased 13.2% and our empty mile factor increased approximately 200 basis points, to 12.4%, compared with the third quarter of 2010.  Base Trucking revenue per mile was a positive, however, rising approximately 7.2% compared with the third quarter of 2010.  In addition, revenue in our SCS segment (Strategic Capacity Solutions, our freight brokerage service offering) increased 82%, and the amount of gross margin increased approximately 80%.

From a cost perspective, driver wages, net fuel cost, equipment repairs, and insurance and claims all increased on a per mile basis.  These increases more than offset our increase in Trucking revenue per mile.  In addition, the decrease in tractor utilization less effectively covered our fixed costs, and increased empty miles percentage hurt fuel surcharge recovery as well as overall base revenue per mile.

Balance Sheet and Liquidity

Our balance sheet remains solid, and we continue to have significant liquidity to operate the business.  At September 30, 2011, we were in compliance with all our debt covenants, and we have $28.2 million available under our revolving credit agreement and $28.8 million available through equipment financing commitments.  During the third quarter of 2011, we reduced the size of our in-service fleet by 49 tractors due to the high unmanned tractor count.  We also reduced our expected tractor purchases for the second half of 2011 from 250 tractors to 155 tractors, which will reduce our expected net capital expenditures for the second half of 2011 from $18.1 million to $10.1 million.

Management Team

We are streamlining our management structure to improve accountability and speed of execution.  Our executive management team has been reduced from nine members at the beginning of the second quarter to seven members at the end of the second quarter, to five members today.  As part of this realignment, we are consolidating accountability for revenue production in our Trucking segment under a single executive officer.  On August 1, 2011, David B. Hartline joined the Company as Chief Operating Officer for Trucking.  During mid-October, after stabilizing our fleet operations, he assumed direct responsibility for all sales, pricing and operations activities in our Trucking segment.  As part of this realignment, the corporate strategy department was eliminated, and management information systems and engineering, which formerly reported to the corporate strategy department, now report to the Chief Financial Officer.

Outlook

Since August, we have been implementing changes in our operational discipline, market emphasis, customer service, and driver relations to reflect the experience and philosophies of our Chief Operating Officer for Trucking.  Along with the implementation of our new operating system, this has required a significant investment in training our operations personnel.  We believe certain metrics associated with on-time delivery, pre-booking of freight, load planning, freight market selection, and driver miles are beginning to show improvement.  Nevertheless, revenue-related operational measures currently indicate potential softness in fourth quarter operating results.  We caution, however, that it remains too early in the quarter to draw definite conclusions because of the numerous changes underway and the significant operating leverage in our income statement.  Among other factors, changes in revenue items such as base Trucking revenue per mile, seated truck count, and miles per tractor, as well as expense items such as insurance and claims, net fuel cost and equipment maintenance, significantly impact operating results.

Base Trucking revenue per mile for the first few weeks of October decreased 1.1% from the average of the third quarter of 2011, while average length of haul has remained relatively constant at 509 miles for the first two weeks of October and the third quarter of 2011.

The number of Company-owned tractors without drivers was approximately 10.0% of the fleet for the third quarter and for the first two weeks of October.

Miles per seated truck for the first two weeks of October were approximately 3.1% higher than the average for the third quarter of 2011.

From a cost perspective, the Company has improved its fuel purchasing efficiency, reduced headcount, implemented new maintenance procedures, and identified a wide range of additional cost-saving measures that are expected to contribute to several million dollars of annual savings.  These savings are expected to be phased in over the fourth quarter of 2011.

Our path forward requires that we perform the basic processes fundamental to our Trucking business.  During the third quarter, we completed our operating system conversion.  We also completed our search for a Chief Operating Officer for Trucking who could bring substantial experience and success in managing regional operations.  Despite the near-term disruptions we have experienced, we believe we have the right systems and leadership to drive future success.  Now it is up to us to execute.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Results of Operations – Combined Services

Total base revenue increased 1.9% to $102.6 million for the quarter ended September 30, 2011 from $100.8 million for the same quarter of 2010.  We reported a net loss of $4.3 million ($0.42 per share) for the quarter ended September 30, 2011 as compared to net income of $0.6 million ($0.06 per share) for the prior year period.

Our effective tax rate was 34.4% for the quarter ended September 30, 2011 compared to 60.0% for the same quarter of 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operations for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended
	September 30,
	2011	2010
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	39.0	36.0
Fuel and fuel taxes	11.6	13.1
Purchased transportation	16.3	12.4
Depreciation and amortization	14.7	13.8
Operations and maintenance	13.7	11.0
Insurance and claims	6.6	5.8
Operating taxes and licenses	1.5	1.5
Communications and utilities	1.2	1.1
Gain on disposal of revenue equipment, net	(0.8)	--
Other	5.3	4.0
Total operating expenses and costs	109.1	98.7
Operating (loss) income	(9.1)%	1.3%

Key Operating Statistics:

	Three Months Ended September 30,
	2011	2010
Operating (loss) income (in thousands)	$(7,733)	$1,183
Total miles (in thousands) (1)	53,640	61,852
Empty mile factor (2)	12.4%	10.3%
Weighted average number of tractors (3)	2,342	2,345
Average miles per tractor per period	22,904	26,376
Average miles per tractor per week	1,743	2,007
Average miles per trip (4)	507	546
Base Trucking revenue per tractor per week	$2,737	$2,942
Number of tractors at end of period (3)	2,284	2,366
Operating ratio (5)	109.1%	98.7%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Our base Trucking revenue decreased 7.1% from $90.7 million to $84.3 million; our operating loss was $7.7 million compared to operating income of $1.2 million for the same quarter of 2010.  The decrease in our base Trucking revenue resulted from a softening freight market during the quarter combined with the migration to a new Trucking operating software, which caused greater than anticipated disruption in our operations.

Overall, our operating ratio deteriorated by 10.4 percentage points of base revenue to 109.1% from 98.7% as a result of the following factors:

•
Salaries, wages and employee benefits expense increased by 3.0 percentage points of base revenue predominately due to a 7.1% reduction in Trucking base revenue, an increase in driver sign-on bonuses related to hiring more qualified drivers and an increase in health and benefit costs.  Driver compensation costs increased nearly $0.02 per mile or $0.07 per share for the quarter.  Also during the quarter, we had an increase in wages in our maintenance department as we have increased the number of terminal locations and the hours of operation at our existing terminals to better service our operations.  During the third quarter of 2011, we continued to see evidence of a tightening market of eligible drivers related to the implementation of the Department of Transportation’s (“DOT”) Compliance, Safety, Accountability (“CSA”) program.   New hours-of-service rules being reviewed by the DOT and CSA may further reduce the pool of eligible drivers and may lead to increases in driver related expenses that would increase salaries, wages and employee benefits.

•
Fuel and fuel taxes expense decreased 1.5 percentage points of base Trucking revenue over the comparable quarter of 2010.  Contributing to this decrease, was an improved fuel economy in the third quarter compared to the same period of 2010 as well as an increase in our net Trucking revenue per mile.  Partially offsetting this decrease was an average 34.1% increase in the price of fuel over the comparable quarter of 2010.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Purchased transportation expense, which is comprised of independent contractor compensation, fees paid to external transportation providers such as Mexican carriers and the railroads, increased by 3.9 percentage points of base Trucking revenue.  This increase was the result of an increase in carrier expense related to our Mexico operations, as we saw our revenue from shipments into and out of the country increase 10.9% over the same period in 2010, and an increase in intermodal shipments.  These increases were partially offset by a decrease of 21.6% in the number of independent contractors in our fleet. Over the longer term, we expect our purchased transportation expense to increase if we achieve our long-term goal to grow our independent contractor fleet.

•
Depreciation and amortization expense increased 0.9 percentage points of base Trucking revenue.  During the quarter, we purchased 130 tractors and disposed a total of 101 tractors and 155 trailers.  We are continuing our efforts to replace older equipment and reduce the age of our fleet.  Prices for new equipment have risen in recent years due to Environmental Protection Agency (“EPA”) mandates related to engine emissions.  As a result of our plan to reduce the age of our fleet and the increased costs of new equipment, we expect depreciation and amortization expense to increase as a percentage of base Trucking revenue in future periods.  Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers from 14 years to 10 years and it changed the amount of the salvage value to which those trailers are being depreciated from 25.0% of the original purchase price to $500.  This change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.6 million and on a net-of-tax basis of approximately $0.4 million ($0.04 per share).  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 2.7 percentage points of base Trucking revenue primarily due to a 27.7% increase in direct repair costs related to the DOT’s CSA program, new engine emissions requirements mandated by the EPA, various rules imposed by California’s Air Resources Board and the higher mileage equipment remaining in our fleet.  Our average tractor age as of September 30, 2011 was 25.1 months compared to 28.8 months at September 30, 2010 whereas our average trailer age was 69.3 months and 65.3 months, respectively.  This increase was partially offset by the above mentioned increase in our base Trucking revenue per mile.  On April 1, 2009, we changed our method of accounting for tires, which changed the way we recognized cost for tires placed into service.  Accordingly, operations and maintenance expense related to this change increased in 2011 over that of 2010 by approximately $1.0 million.  Operations and maintenance expense may decrease as the age of our fleet decreases, but we do not expect to see the benefits of the new equipment in this line item for a number of quarters.

•
Insurance and claims expense increased 0.8 percentage points of base Trucking revenue, driven by a reduction in base Trucking revenue and a 12.9% increase in physical damage expense for the quarter compared to the same quarter of 2010 due to adverse claims experience and an increase in expense related to miscellaneous legal costs.

•
Other expenses increased 1.3 percentage points of base Trucking revenue in the third quarter of 2011 compared to the third quarter of 2010 predominately driven by higher recruiting related expenses, an increase in the number of maintenance terminals to service our equipment and the above mentioned decrease in Trucking base revenue.  The DOT’s CSA program has increased the difficulty of recruiting qualified drivers as the demand for those highly qualified drivers has increased, while the program has simultaneously decreased the overall supply of drivers.  The number of unmanned trucks in the third quarter increased from 4.2% to 9.8% of the fleet from the third quarter of the prior year and led to elevated driver-related costs as we worked to man those trucks with qualified drivers.  While our driver recruiting costs have trended upward the past several quarters, we expect that most of these costs will subside upon reaching our goal of 3% unmanned tractors, but this could take several months to achieve.

•
Gain on the disposal of equipment increased 0.8 percentage points in the quarter ended September 30, 2011 as compared to the third quarter of 2010.  We have capitalized on the strong used equipment market in our continued effort to reduce the age of our tractor fleet as we have sold older model tractors and replaced those units with new equipment.  Also, as we have outfitted a large percentage of our trailers with SkyBitz trailer tracking, which has enabled us to systematically reduce the number of trailers in our fleet while also replacing those older model trailers with current model year equipment.  This reduction in the number of trailers, combined with the stronger used equipment market, is responsible for the increase.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Total SCS revenue	$21,144	$11,687
Intercompany revenue	(2,755)	(1,584)
Net revenue	$18,389	$10,103

Operating income (in thousands)	$1,874	$1,133
Gross margin (1)	14.7%	15.6%

(1)
Gross margin is calculated by taking total base revenue, less purchased transportation expense net of fuel surcharge revenue and dividing that amount by total base revenue.  This calculation includes intercompany revenue and expenses.

Net revenue from SCS increased 82.0% to $18.4 million from $10.1 million, while operating income increased from $1.1 million to $1.9 million.  This increase was primarily a result of the continued expansion of our SCS operations, as we added six branch offices since the third quarter of 2010, bringing the total number of branches to 13 at September 30, 2011, and increased productivity of SCS team members.  The resulting increase in operating expenses has been more than offset with the increase in revenues from these additional branch locations.  If we are successful in continuing to build our SCS business, we would expect to see expenses as a percent of total revenue decline further in the next several quarters.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Results of Operations – Combined Services

Total base revenue increased 9.1% to $310.8 million for the nine months ended September 30, 2011 from $284.9 million for the same quarter of 2010.  We incurred a net loss of $6.4 million, or $0.62 per share, for the nine months ended September 30, 2011 as compared to a net loss of $1.5 million, or $0.15 per share, for the same period of 2010. In the second quarter of 2010, the Company entered into, and subsequently sold, a fuel hedge contract and recognized an after-tax gain of approximately $0.7 million, or $0.07 per share.

Our effective tax rate was 29.1% for the nine month period ended September 30, 2011 compared to 69.8% for the same period of 2010.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operations for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Nine Months Ended
	September 30,
	2011	2010
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	37.4	37.2
Fuel and fuel taxes	12.2	13.4
Purchased transportation	15.8	12.1
Depreciation and amortization	14.2	14.3
Operations and maintenance	12.1	9.9
Insurance and claims	6.5	6.4
Operating taxes and licenses	1.5	1.6
Communications and utilities	1.1	1.1
Gain on disposal of revenue equipment, net	(1.1)	--
Other	5.0	4.2
Total operating expenses and costs	104.7	100.2
Operating (loss) income	(4.7)%	(0.2)%

Key Operating Statistics:
	Nine Months Ended September 30,
	2011	2010
Operating loss (in thousands)	$(12,310)	$(579)
Total miles (in thousands) (1)	170,148	183,958
Empty mile factor (2)	11.1%	10.0%
Weighted average number of tractors (3)	2,341	2,340
Average miles per tractor per period	72,682	78,614
Average miles per tractor per week	1,864	2,016
Average miles per trip (4)	532	547
Base Trucking revenue per tractor per week	$2,880	$2,850
Number of tractors at end of period (3)	2,284	2,366
Operating ratio (5)	104.7%	100.2%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Our base Trucking revenue increased 1.1% from $260.1 million to $262.9 million; our operating loss was $12.3 million during the nine month period ended September 30, 2011, compared to an operating loss of $0.6 million for the same period of 2010.  The decrease in our base Trucking revenue resulted from a softening freight market during the period combined with the migration to a new Trucking operating software, which caused greater than anticipated disruption in our operations.

Overall, our operating ratio deteriorated by 4.5 percentage points of base revenue to 104.7% as a result of the following factors:

•
Salaries, wages and employee benefits expense increased by 0.2 percentage points of base revenue due to an increase in driver compensation costs and an increase in wages in our maintenance department, the result of increasing the number of terminal locations and hours of operation to better service our operations.  During 2011, we saw evidence of a tightening market of eligible drivers related to the implementation of the DOT’s CSA program.  New hours-of-service rules being reviewed by the DOT and CSA may further reduce the pool of eligible drivers and lead to increases in driver expenses that would increase salaries, wages and employee benefits.

•
Fuel and fuel taxes expense decreased 1.2 percentage points of total Trucking revenue.  We experienced an increase in our fuel economy in 2011 compared to the same period of 2010 as well as an increase in our net Trucking revenue per mile.  During the period we saw fuel prices increase an average of 34.4% over the comparable period of 2010, which offset some of the savings from the improved fuel economy.  In addition, during the second quarter of 2010, the Company recognized a $1.2 million pre-tax gain on the sale of a fuel contract, the gain of which reduced that quarter’s fuel and fuel taxes expense.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Purchased transportation expense, which is comprised of independent contractor compensation, fees paid to external transportation providers such as Mexican carriers and the railroads, increased by 3.7 percentage points of base Trucking revenue.  This increase was the result of an increase in carrier expense related to our Mexico operations, as we saw our revenue from shipments into and out of the country increase 19.4% over the same period in 2010, and an increase in intermodal shipments.  These increases were partially offset by a decrease of 12.7% in the number of independent contractors in our fleet.  Over the longer term, we expect our purchased transportation expense to increase if we achieve our long-term goal to grow our independent contractor fleet.

•
Depreciation and amortization expense remained relatively flat.  Through September 30, 2011, we have purchased 435 tractors and 350 trailers, which will be used to replace existing older equipment in an effort to reduce the age of our fleet.  Prices for new equipment have risen in recent years and tractors more so due to EPA mandates related to engine emissions.  As a result of our plan to reduce the age of our fleet and the increased costs of new equipment, we expect depreciation and amortization expense to increase as a percentage of base Trucking revenue in future periods.  Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers to 14 years from 10 years and it changed the amount of the salvage value to which those trailers are being depreciated from 25% of the original purchase price to $500.  For the nine months ended September 30, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.0 million and on a net-of-tax basis of approximately $0.6 million ($0.06 per share).  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 2.2 percentage points of base Trucking revenue primarily due to a 30.5% increase in direct repair costs related to the DOT’s CSA program, new engine emissions requirements mandated by the EPA, various rules imposed by California’s Air Resources Board, harsh winter weather during the first quarter and the higher mileage equipment remaining in our fleet.  This increase was partially offset by the above mentioned increase in our base Trucking revenue per mile.  On April 1, 2009, we changed our method of accounting for tires which changed the way we recognized cost for tires placed into service.  Accordingly, operations and maintenance expense related to this change increased in 2011 over that of 2010 by approximately $2.8 million.  Operations and maintenance expense may decrease as the age of our fleet decreases, but we do not expect to see the benefits of the new equipment in this line item for a number of quarters.

•
Other expenses increased 0.8 percentage points of base Trucking revenue in the first nine months of 2011 compared to the same period of 2010 predominately driven by higher recruiting related expenses and an increase in the number of maintenance terminals to service our equipment.  The DOT’s CSA program has increased the difficulty of recruiting qualified drivers as the demand for those qualified drivers has increased, while the program has simultaneously decreased the overall supply of drivers.  For the nine months ending September 30, 2011, 9.1% of our fleet was unmanned, compared to 5.3% in the previous year and our goal of 3.0%.

•
Gain on the disposal of equipment increased 1.1 percentage points for the nine months ended September 30, 2011 as compared to the same period of 2010.  We have capitalized on the strong used equipment market in our continued effort to reduce the age of our tractor fleet as we have sold older model tractors and replaced those units with new equipment.  Also, as we have outfitted a large percentage of our trailers with SkyBitz trailer tracking, we have been able to systematically reduce the number of trailers in our fleet while also replacing those older model trailers with current model year equipment.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Total SCS revenue	$56,629	$28,973
Intercompany revenue	(8,800)	(4,157)
Net revenue	$47,829	$24,816

Operating income (in thousands)	$5,481	$2,433
Gross margin (1)	15.4%	14.9%

(1)
Gross margin is calculated by taking total base revenue, less purchased transportation expense net of fuel surcharge revenue and dividing that amount by total base revenue. This calculation includes intercompany revenue and expenses.

Net revenue from SCS increased 92.7% to $47.8 million from $24.8 million, while operating income increased from $2.4 million to $5.5 million.  This increase was primarily a result of the continued expansion of our SCS operations, as we added six branches since the third quarter of 2010, bringing the total number of branches to 13 at September 30, 2011.  In addition, we experienced an increase in productivity of SCS team members.  The resulting increase in operating expenses has been more than offset with the increase in revenues from these additional branch locations.  If we are successful in continuing to build our SCS business, we would expect to see expenses as a percent of total revenue decline further in the next several quarters.

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

Liquidity and Capital Resources

On April 19, 2010, we entered into a new Credit Agreement with Branch Banking and Trust Company (“BB&T”) as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility that was to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement will expire on April 19, 2014.

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

Our balance sheet debt, less cash, represents 49.0% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 45.4% of our total debt and carry an average fixed rate of 3.0%.  On September 30, 2011, we have $28.8 million available through equipment financing commitments and approximately $28.2 million of additional availability on our revolving credit line.  We expect the cash we will receive from the sale of our used equipment to exceed the amount we plan to spend on the purchase of our new equipment for the remainder of the year.  Accordingly, we expect our net capital expenditures for the remainder of 2011 will be approximately $(0.9) million.

Cash Flows
	(in thousands)
	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$12,089	$34,299
Net cash used in investing activities	(22,363)	(22,475)
Net cash provided by (used in) financing activities	8,453	(11,292)

Cash generated from operations decreased $22.2 million during the first nine months of 2011 as compared to the same time period of 2010, primarily due to the net effect of the following factors:

•
A $6.4 million net loss was incurred for the nine months ended September 30, 2011 compared to the $1.5 million net loss for the comparable prior year period.  This loss was primarily due to the software transition, a softer than anticipated freight environment, and an increase in unmanned trucks.

•
A $17.2 million decrease in cash provided from accounts receivable resulting from extended payment terms, a larger proportional share of revenue from our SCS segment and delays in billing due to our recent software transition.

•	A decrease of approximately $3.3 million in our tax liability resulting from the loss incurred during the current year.

•	A $2.8 million increase in the gain on disposal of revenue equipment. We continue to experience a stronger used equipment market in the first nine months of 2011 as compared to 2010.

•
A $3.7 million decrease in cash used in inventories and prepaid expenses, primarily due to additional tire purchases affecting our prepaid tire account during the first nine months of 2010 and fees related to the 2010 renewal of our Credit Facility.

•	A $1.8 million decrease in cash used in insurance and claims primarily due to resolutions of older claims during the first nine months of 2010.

For the nine months ended September 30, 2011, net cash used in investing activities was $22.4 million, compared to $22.5 million for the same period of 2010.  The $0.1 million decrease in cash used in investing activities resulted from an increase in cash used to purchase property and equipment and an increase in cash proceeds from the sale of equipment.  Cash used to purchase property and equipment increased $8.1 million during the first nine months of 2011 as compared to the same time period of 2010.  This increase was primarily due to two factors; the method utilized to finance the acquisition of revenue equipment and the number of tractors we purchased.  In regard to the financing of the equipment, we primarily utilized borrowings from our Credit Agreement to fund revenue equipment acquisitions during 2010 and for the same time period of 2011, we utilized more lease based financing.  For the nine months ended September 30, 2011, we leased $21.2 million in revenue equipment acquisitions compared to $4.9 million during the same time period of 2010.  In regard to the volume of purchases, through the first nine months of 2011, we purchased 435 tractors compared to 301 tractors during the same period of 2010.  We were able to partially offset the amount of cash used to purchase property and equipment with the proceeds from the sale of our used equipment.  During the first nine months of 2011, we sold $17.6 million of property and equipment as compared to $9.3 million during the same period of the prior year resulting in a difference of $8.3 million in proceeds between the periods.

Cash provided by financing activities increased $19.7 million during the first nine months of 2011 as compared to the same time period in 2010.  During the first nine months of 2011, we borrowed a net amount on our Credit Agreement of $20.1 million compared to $2.7 million in net borrowings for the same time period in 2010.  The additional net borrowing resulted in a $17.4 million increase on our Credit Agreement. The additional borrowing primarily related to funding the purchase of revenue equipment. In addition to the additional borrowing, cash provided by financing activities increased due to a $3.4 million increase in bank drafts outstanding, which was partially offset by a $0.9 million increase in principal payments on capitalized lease obligations.

Debt

On April 19, 2010, we entered into a new Credit Agreement with BB&T as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility that was to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014.

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

The interest rate on our overnight borrowings under the Credit Agreement at September 30, 2011 was 3.5%.  The interest rate including all borrowings made under the Credit Agreement at September 30, 2011 was 2.8% and for the nine months ended September 30, 2011 was 2.7%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At September 30, 2011, the rate was 0.25% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $171.3 million at September 30, 2011, and all trade and other accounts receivable.

The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.00 (currently and through the end of the Credit Agreement), and a minimum fixed charge ratio of 1.4) and to maintain a minimum tangible net worth of approximately $106.4 million at September 30, 2011.  We were in compliance with these covenants at September 30, 2011.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.

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

Equity

At September 30, 2011, we had stockholders’ equity of $131.4 million and total debt including current maturities of $128.1 million, resulting in a total debt, less cash, to total capitalization ratio of 49.0% compared to 40.8% at December 31, 2010.

Purchases and Commitments

As of September 30, 2011, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, was $(0.9) million for the remainder of 2011, approximately $(2.4) million of which relates to revenue equipment.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $1.5 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the nine months ended September 30, 2011, we made $44.6 million of net capital expenditures, including $42.5 million for revenue equipment purchases and $2.1 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at September 30, 2011, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$70,000	$--	$--	$70,000	$--
Capital lease obligations (2)	63,725	28,990	23,928	10,807	--
Purchase obligations (3)	7,495	7,495	--	--	--
Rental obligations	4,571	2,144	1,734	385	308
Total	$145,791	$38,629	$25,662	$81,192	$308

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

(2)	Includes interest payments not included in the balance sheet.

(3)	Purchase obligations include commitments to purchase approximately $7.0 million of revenue equipment, of which $4.3 million is cancelable by us upon advance written notice.

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

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25.0% of the original purchase price.  For the three months ended September 30, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.6 million and on a net-of-tax basis of approximately $0.4 million ($0.04 per share).  For the nine months ended September 30, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.0 million and on a net-of-tax basis of approximately $0.6 million ($0.06 per share).

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at September 30, 2011, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended September 30, 2011, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

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

         Interest Rate Risk.  We are exposed to interest rate risk primarily from our Credit Agreement.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage which is determined based on our attainment of certain financial ratios.  At September 30, 2011, we had $71.8 million outstanding pursuant to our Credit Agreement including letters of credit of $1.8 million.  Assuming the outstanding balance at September 30, 2011 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Credit Agreement would increase our interest expense over a one-year period by approximately $0.7 million.

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

       Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  As of September 30, 2011, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.  Based on our expected fuel consumption for the remainder of 2011, a one dollar change in the related price of diesel fuel per gallon would change our fuel expense by approximately $10.1 million, assuming no further change to our fuel surcharge recovery.

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

On July 2, 2010 a former driver team member, filed a lawsuit against us titled Hermes Cerdenia vs. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  We successfully removed the case to the United States District Court, Central District of California and filed an answer denying the plaintiff’s allegations.  The lawsuit sought monetary damages for the alleged violations.  In February 2011, we negotiated settlement of the lawsuit through mediation subject to the District Court’s review and approval.  Such approval of the $250,000 settlement was received in October 2011.  We had fully accrued the agreed upon settlement amount during the second quarter of 2011.

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2010, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. In addition to the risk factors set forth in our Form 10-K, we believe that the following additional issues, uncertainties, and risks should be considered in evaluating our business, financial condition, results of operations, cash flows, projected results, and future prospects:

We may not be successful in implementing new management and operating procedures and cost savings initiatives.

         We have made changes to our management team and structure, as well as our operating procedures recently.  These changes may not be successful or  may not achieve the desired results.  We may require additional training or different personnel to implement successfully these procedures, all of which may result in additional expense, delays in obtaining results, or disruptions to our operations.  Part of these changes include customer service and driver management changes and cost savings initiatives.  These changes and initiatives may not improve our results of operations, including miles per tractor, system velocity, seated truck count, and base revenue per mile.  In addition, we may not be successful in achieving the expected savings in our cost structure.  In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the nine months ended September 30, 2011, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the third quarter of 2011.

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

3.2		Bylaws of the Company as Amended and Restated on May 4, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
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

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(b) USA Truck, Inc.
(Registrant)

Date:	November 4, 2011	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
President and Chief Executive Officer

INDEX TO EXHIBITS
USA TRUCK, INC.

Exhibit Number		Exhibit
3.1
Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

3.2		Bylaws of the Company as Amended and Restated on May 4, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
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

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."
#	Filed herewith.