Form 10-K
period 2011-12-31
USA TRUCK INC
filed 2012-03-14
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

[  X  ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer____         Accelerated Filer __X__         Non-Accelerated Filer _____        Smaller Reporting Company____

    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $89,678,382 (in making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and affiliated holders of more than 10% of the registrant’s outstanding common stock, and no other persons, are affiliates).

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of March 5, 2012 is 10,429,489.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders	Part III
in connection with the 2012 Annual Meeting

PART I
Item 1.	BUSINESS

We are a truckload carrier providing transportation of general commodities throughout the continental United States, into and out of Mexico and into and out of portions of Canada.  Generally, we transport full dry van trailer loads of freight from origin to destination without intermediate stops or handling. To complement our General Freight operations, we provide dedicated, brokerage and rail intermodal services.  For shipments into Mexico, we transfer our trailers to tractors operated by Mexican carriers at a facility in Laredo, Texas, which is operated by our wholly-owned subsidiary.  Through our asset based and non-asset based capabilities, we transport many types of freight for a diverse customer base in industries such as industrial machinery and equipment, rubber and plastics, retail stores, paper products, durable consumer goods, metals, electronics and chemicals.

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

Our truckload freight services utilize equipment we own or equipment owned by independent contractors for the pick-up and delivery of freight.  Our General Freight service offering transports freight over irregular routes as a short- to medium-haul common carrier.  Our Dedicated Freight service offering provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.  Our rail Intermodal service offering provides our customers cost savings alternatives to General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  At December 31, 2011, our Trucking fleet consisted of 2,257 in-service tractors and 6,239 in-service trailers and our average length-of-haul for 2011 was 532 miles.

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.  For the year ended December 31, 2011, our SCS and Intermodal operating segments represented approximately 16.3% and 5.5% respectively, of our consolidated revenue.

Prior to January 1, 2011, we aggregated the financial data for our Trucking operating segment, SCS operating segment and rail Intermodal operating segment into one segment for financial reporting purposes.  During the first two quarters of 2011, we segregated our business into three reportable segments: our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings, our SCS operating segment consisting entirely of our freight brokerage service offering, and our rail Intermodal operating segment.  During the third quarter of 2011, we included the reporting of our rail intermodal operations with our reporting for Trucking operations.  However, for the year ended December 31, 2011, we determined that separate reporting of each segment was the most representative of the nature of our operations.  Accordingly, we again segregated our business into three reportable segments: our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings, our SCS operating segment consisting entirely of our freight brokerage service offering, and our rail Intermodal operating segment.

The discussion of our business in this Item 1 focuses primarily on Trucking, which is our dominant segment, producing 78.2% of our total base revenue in 2011.

We were incorporated in Delaware in September 1986 as a wholly-owned subsidiary of ABF Freight System, Inc. and we were purchased by management in December 1988.  The initial public offering of our common stock was completed in March 1992.

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

Additionally, you may read all of the materials that we file with the SEC by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  If you would like information about the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330.  You may also visit the SEC’s website at www.sec.gov.  This site contains reports, proxy and information statements and other information regarding our Company and other companies that file electronically with the SEC.

Background

In 2008, we concluded that in light of evolving business trends and customer requirements, our business strategy to grow our tractor fleet in long-haul freight lanes needed to be refocused, so we began exploring a new strategic direction.  Our research indicated that return on capital and earnings growth are the drivers of stock performance, so those became the primary objectives of our Vision for Economic Value Added (“VEVA”) strategic plan, which we began implementing at that time.  In addition, our research indicated that the truckload industry appeared to be in the midst of a massive structural shift driven by globalization and characterized by a U.S. economy increasingly dominated by retail and wholesale trade rather than manufacturing.

We are continuing to implement our VEVA plan, which is designed to give our customers and our stockholders what they want in a business model.  The VEVA plan is designed to earn returns in excess of our cost of capital followed by consistent EBIT growth as we offer best-in-class service to our customers.

Today four out of every five truckloads of freight in North America move in a length-of-haul under 500 miles, driven by retail distribution networks built for rapid inventory replenishment. So, success in the trucking industry will be to those who adapt to a shorter length-of-haul simply because that is where the freight is.  And, that is where our customers need us to provide capacity.  Industry pricing supports this finding as shorter lengths-of-haul pay more than longer lengths-of-haul.  That pricing gap has been exacerbated by intermodal competition, backhaul lanes besieged by brokers and a flood of small carrier capacity displaced from regional lanes by the larger carriers.

Additionally, sophisticated shippers are increasingly doing business with fewer trucking companies that can each meet more of their specific transportation needs.  Accordingly, we also believe success in this industry will be gained by those companies that can offer additional capacity options beyond their own trucks.  As a result, we believe truckload competitors are slowly evolving into two distinct groups:

1.
The first group of competitors is developing service platforms to offer expanded and integrated transportation solutions for an increasingly sophisticated customer base.  This group will be critical partners with shippers, earning them direct access to many more load tenders, which in turn will afford them the opportunity to match the right freight for their assets and to outsource the rest to the second group of competitors.

2.
The second group of competitors will consist of those companies not included in the first group.  This group will receive most of their loads from the first group because they will lack the scale necessary for direct customer relationships.  The first group will earn superior returns because they will make a margin on every load with a reduced capital investment, while the second group will be required to make the full capital investment necessary to move every piece of freight at a discounted rate.

Obviously, we want to be included in the first group.

Any strategic plan requires a solid foundation from which it can be launched, and since VEVA’s introduction in August 2008:

•	We have streamlined our processes in all areas and permanently reduced our non-driver headcount substantially while simultaneously hiring or developing our talent;

•	We have transitioned all three of our operating segments from legacy mainframe software written in the 1980s to state-of-the-art third-party applications;

•	We have established discipline and accountability in our safety and risk management programs; and

•	We have held the line on fixed costs despite considerable inflationary pressures in areas such as revenue equipment and healthcare.

We believe the overhaul of our corporate support functions provides a solid foundation upon which to build the VEVA Plan.  However, despite what we believe to be a solid foundation, we have had difficulty executing operationally, which has lead to disappointing results.  We have experienced some near-term disruptions, including significant challenges in implementing a new software system.  We hope that the changes we have implemented under the VEVA Plan will convert into a stronger operational base.

Operating Model

Trucking Operating segment

To improve our results, we must perform at a consistently high level in the basics of our business: customer service, safety and driver retention. Performing at a high level at those basics requires accountability, so our Trucking strategy begins with disciplined leadership, clear lines of responsibility and attention to the performance of each member of the team.

Upon that foundation, our strategy is to deploy our approximately 2,250 in-service tractors and our approximately 6,250 in-service trailers into regional lanes to position ourselves for the structural shift underway in our industry away from longer-haul freight.  To offset the effects of the shorter regional length-of-haul, we are building operating density in and around major metropolitan areas and structuring our operations to load and unload each tractor in our fleet (“Velocity”) at least four times per week.  Our goal is to produce Velocity at a rate of 4.0 or better, and to achieve that rate will require a great deal of operational discipline and intensity.

To help us achieve that level of discipline and intensity, we reorganized our management structure in 2011.  Specifically, we reduced the number of executive team members from nine to five, and we have supplemented our existing team with talent from outside our Company who bring with them deep experience in regional trucking.  Among them is David B. Hartline, our Chief Operating Officer for Trucking, who learned to drive Velocity in a regional operation at Heartland Express, one of the very best operators in our industry.   We believe our ability to improve our Velocity under his leadership is a key factor impacting our ability to improve our results of operations.

SCS Operating segment

We selected freight brokerage – which we call Strategic Capacity Solutions, or SCS – and rail Intermodal as services to complement our traditional Trucking service, and to supplement the financial returns in our capital-intensive Trucking operating segment.

Our SCS asset-light service has grown considerably since we launched VEVA because it has created positive experiences for our customers by offering additional and alternative capacity at competitive prices.  In fact, all 25 of our top customers benefited from the convenience of our SCS service during 2011.

We are currently in Phase I of the VEVA Plan, which calls for SCS to represent 25% of our total base revenue on a combined basis.  During 2011, it produced $67.1 million of total base revenue, or 16.3% compared to 2.1% in 2007 prior to VEVA.  We plan to continue growing SCS more rapidly than our Trucking segment for the next few years by opening additional branches.

Intermodal Operating segment

This segment provides rail Intermodal service to our customers at a cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.    The addition of private containers during August 2010 offered us an opportunity to continue its growth in the intermodal marketplace and to continue to offer our customers additional transportation solutions.  Our VEVA plan calls for us to grow Intermodal in a deliberate and structured manner.  Eighteen of our top 25 customers utilized our Intermodal service during 2011.

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

We operate primarily in the highly fragmented for-hire truckload segment of the market.  The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market.  This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year.  According to Transport Topics, measured by annual revenue, the 40 largest truckload carriers accounted for approximately $20.9 billion of the for-hire truckload market in 2010.  We were ranked number 22 of the largest for-hire truckload carriers based on total revenue for 2010.  The industry continues to undergo consolidation.  In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

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

Marketing and Sales

We focus the majority of our marketing efforts on customers with premium service requirements and who have heavy shipping needs within our primary operating areas.  This permits us to position available equipment strategically so that we can be more responsive to customer needs.  We believe it also helps us achieve premium rates and develop long-term, service-oriented relationships.  Our team members have a thorough understanding of the needs of shippers in many industries.  These factors allow us to provide reliable, timely service to our customers.  For 2011, approximately 94.7% of our total revenue was derived from customers that were customers prior to 2011, and we have provided services to our top 10 customers for an average of approximately 13 years.  We provided service to 1,161 customers in 2011.

The table below shows the percentage of our total revenue attributable to our top ten and top five customers and largest customer for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
Top 10 customers	31%	35%	32%
Top 5 customers	21%	23%	20%
Largest customer	6%	7%	4%

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

We require customers to have credit approval before dispatch.  We bill customers at or shortly after delivery and, during 2011, receivables collection averaged approximately 34 days from the billing date.

Operations

USA Truck is a dry van truckload carrier transporting general commodities via our General Freight and Dedicated Freight service offerings.  We transport commodities throughout the continental United States and into and out of portions of Canada.  We also transport general commodities into and out of Mexico by allowing through-trailer service from our terminal in Laredo, Texas.  The following table shows our total Company average length-of-haul and the average length-of-haul for two of our Trucking segment’s service offerings, in miles, for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
Total Company	532	560	599
Trucking service offerings:
General Freight	544	569	618
Dedicated Freight	396	433	471

Our Operations Department consists primarily of our fleet managers, load planners and customer service representatives.  Each fleet manager supervises between approximately 40 and 55 drivers in our various service offerings and our fleet managers are the primary contacts with our drivers.  They monitor the location of equipment and direct its movement in the safest, most efficient and practicable manner.  Load planners assign all available units and loads in a manner that maximizes profit and minimizes costs.  Customer service representatives book the freight and ensure on-time delivery by monitoring loads.  The Operations Department focuses on making trucks available for dispatch, selecting profitable freight and efficiently matching that freight to available trucks, all of which must be achieved without sacrificing customer service, equipment utilization, driver retention or safety.

Safety

We emphasize safe work habits as a core value throughout our organization, and we engage in proactive training and education relating to safety concepts, processes and procedures.  The evaluation of an applicant’s safety record is one of several essential criteria we use when hiring drivers.  We conduct pre-employment, random, reasonable suspicion and post-accident alcohol and substance abuse testing in accordance with the Department of Transportation (“DOT”) regulations.

Safety training for new drivers begins in orientation, when newly hired team members are taught safe driving and work techniques that emphasize the importance of our commitment to safety.  Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to our new drivers.  New drivers who graduate from our on-the-road program must then successfully complete post-training classroom and road testing before being assigned to their own tractor.  Additionally, all Company drivers participate in an on-going training for professional drivers that focuses on collision prevention through hands-on instruction.

To reinforce and promote safety concepts Company-wide, we conduct two “live” safety training classes each year and provide other monthly training courses designed to keep our drivers up-to-date on safety topics and to reinforce and advance professional driving skills.  Additionally, the Safety Department conducts safety meetings with dispatch and other non-driver personnel to address specific safety-related issues and concerns.

We also have in place a corrective action program designed to evaluate each driver’s safety record to help determine whether a driver needs additional training and whether the driver is eligible for continued employment.  We have a Company-wide communication network designed to facilitate rapid response to safety issues and a driver counseling and retraining system to assist drivers who need additional assistance or training.  We have safety personnel at our high traffic terminal locations around the country to provide hands-on remedial and skills development training to our drivers.

In 2008, we established an economic awards program to reward those drivers who have achieved specified safety milestones.  Drivers are recognized at the annual President’s Million Mile Banquet and outstanding drivers are also recognized in Company-wide publications and media releases announcing the driver’s achievements.  Driver safety achievements are also noted with special jacket uniform patches, caps, letters of recognition and other awards that identify the driver as having reached a safety milestone.

We maintain a modern fleet of tractors and trailers.  This factor, in conjunction with the regular safety inspections that our drivers and our Maintenance Department conduct on our equipment, assists us in our goal of having equipment that is well-maintained and safe.  Our tractors are equipped with anti-lock braking systems and electronic governing equipment that limits the maximum speed of our tractors to no more than 65 miles per hour. In addition, substantially all tractors added since 2008 are equipped with stability control systems, which assist in further reducing the potential for accidents.

Insurance and Claims

The primary risks for which we obtain insurance are cargo loss and damage, personal injury, property damage, workers’ compensation and employee medical claims.  We self-insure for a portion of claims exposure in each of these areas.

We maintain insurance with licensed insurance carriers in amounts that are above those for which we self-insure.  Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits.  While we have experienced relatively good conditions in the insurance markets during the last five years, an unexpected loss or changing conditions in the insurance market could adversely affect premium levels.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.  If these expenses increase, if we have to increase our reserves, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, our results of operations and financial condition could be materially and adversely affected.

Drivers and Other Personnel

Driver recruitment and retention are vital to our success.  Recruiting drivers is challenging given our hiring standards and because enrollment levels in driving schools are volatile.  Retention is difficult because of wage and job fulfillment considerations.  Driver turnover, especially in the early months of employment, is a significant problem in our industry, and the competition for qualified drivers is intense.  We have seen the driver market tighten as a result of the DOT’s Compliance Safety Accountability program (“CSA”) (formerly “Comprehensive Safety Analysis 2010”) and other regulatory changes, and we expect that to continue.  In order to attract and retain drivers we must continue to provide safe, attractive and comfortable equipment, direct access to management and competitive wages and benefits designed to encourage longer-term employment.

In addition to the Company drivers we employ, we enter into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile.  We do not have the capital outlay of purchasing the tractor, nor do we incur expenses associated with owned equipment, such as interest and depreciation.

Driver pay is calculated primarily on the basis of miles driven, and increases based on tenure and driver performance.  We believe our current pay scale is competitive with industry peers.

On March 5, 2012, we had approximately 3,020 team members, including approximately 2,280 driver team members.  We do not have any team members represented by a collective bargaining unit. In the opinion of management, our relationship with our team members is good.

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

We make equipment purchase and replacement decisions based on a number of factors, including new equipment prices, the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, regulatory changes, fuel efficiency, equipment durability, equipment specifications and the availability of drivers.  Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors or trailers from time to time.  In conjunction with our strategic objective of positioning us for long-term revenue growth, we will add equipment as the freight market and driver availability dictate.  Generally, our primary business strategy of earning greater returns on capital requires us to improve the profitability of our existing tractors before we consider materially adding to the fleet size.

In January 2011, we began installing SkyBitz® trailer tracking technology and cargo sensors and at December 31, 2011, we have outfitted approximately 4,850 trailers with SkyBitz® technology.  This new technology has contributed to more efficient asset utilization across our fleet, improved customer satisfaction through better asset allocation and load visibility and enhanced load security.  This technology is designed to provide managers the ability to view trailer assets in real-time and run customizable management and operational reports for each trailer in their fleet, which is allowing us to operate with a more efficient trailer-to-tractor ratio than we would otherwise.

The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases as of the indicated dates.

	Year Ended December 31,
	2011	2010	2009
Tractors:
Acquired	490	416	460
Disposed	625	485	451
End of period total	2,304	2,439	2,508
Average age at end of period (in months)	28	29	27
Trailers:
Acquired	300	100	--
Disposed	698	598	137
End of period total	6,318	6,716	7,214
Average age at end of period (in months)	71	67	63

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

In addition to tractors that we own, we contract with independent operators for the use of their tractors and drivers in our operations.  We offer a lease-purchase program to drivers interested in owning their own equipment and becoming independent contractors.  The program offers qualified drivers the opportunity to purchase their own tractors through a third-party financing program.  The drivers may purchase tractors directly from us or from outside sources. At December 31, 2011, we had 110 independent contractors under contract with us, which included 24 lease-purchase operators.

Beginning January 1, 2010, new federal emissions requirements became effective for all heavy-duty engines. These new requirements reduce the levels of specified emissions from heavy-duty engines manufactured in or after 2010, and resulted in cost increases when we acquired tractors equipped with these engines. In order to comply with the standards, new emissions control technologies, such as selective catalytic reduction (“SCR”) strategies and advanced exhaust gas recirculation (“EGR”) systems, are being utilized.  In anticipation of an increase in the purchase price of new equipment related to the 2010 emissions requirements, we accelerated the purchase of 100 replacement tractors in 2009 and purchased another 300 pre-2010 emission regulated replacement tractors during the first and second quarters of 2010.  As of December 31, 2011 we had 607 tractors, or 26% of the fleet, with the 2010 emission engines including 527 tractors with SCR technology and 80 tractors with Advanced EGR technology.

Technology

We maintain a data center of two types of servers utilizing different technology, which we believe will ensure that all major systems have redundancy in order to provide us virtually no down-time.  We recently replaced our internally developed operating and financial systems with third-party developed applications.  These include TMW for our operational systems and Microsoft Dynamics for our financial systems.  During 2011, after previously implementing a new operating system for our SCS and Intermodal operations, we implemented live usage of the new operating system across our Trucking operations.  For a short period of time after implementation, we experienced unanticipated difficulties associated with the transition.  The magnitude and duration of the reduction in efficiency that we experienced were greater than we anticipated.  In addition, this year we also re-hosted our remaining mainframe based applications on network servers, allowing us to run the same internally written mainframe code on network based servers.  This has allowed us to streamline our support to a single platform, both saving cost and allowing us to focus all our development efforts on a single platform. We continue to use our internal development capabilities to create customized decision-support tools for our operating personnel.  Our computer systems are monitored 24 hours a day by experienced information systems professionals.  While we employ many preventive measures, including daily backup of our information systems processes, we do not currently have a wholly redundant backup for our information systems as a part of our catastrophic business continuity plan but we believe the conversion to a server platform will allow us to focus our efforts to develop and implement that plan in the near future.

The technology we use in our business enhances all aspects of our operations and enables us to consistently deliver superior service to our customers.  We are able to closely monitor the location of all our tractors and to communicate with our drivers in real time through the use of a Qualcomm satellite-based equipment tracking and driver communication system.  This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our accessorial charges, which are charges to customers for additional services such as loading, unloading or equipment delays.  In addition, we utilize SkyBitz® satellite-based equipment tracking devices and cargo sensors on most of our trailers.  These tracking devices provide us with visibility on the locations and load status of our trailers at all times.

Regulation

Our operations are regulated and licensed by various government agencies, including the DOT.  Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations.  The Company currently has a satisfactory DOT safety rating, which is the highest available rating.  The DOT, through the Federal Motor Carrier Safety Administration (the “FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service.  On December 27, 2011, the FMCSA published its 2011 Hours of Service Final Rule.  The rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 to 70.  The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m.  These rule changes are scheduled to become effective July 1, 2013.  We anticipate that the 2011 Rule will be challenged prior to its effective date.  We are unable to predict how a court may address challenges to the rule and to what extent the FMCSA might attempt to materially revise the rules under the current or future presidential administrations.  On the whole, however, we believe these modifications to the current rule will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

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

The FMCSA introduced CSA, which is a new enforcement and compliance model. Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.

The FMCSA has issued new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in their tractors (paperless logs) to electronically monitor truck miles and enforce hours of service.  Such installation could cause an increase in driver turnover, adverse information in litigation, cost increases and decreased asset utilization.

The Environmental Protection Agency (the “EPA”) adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002.  More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions became effective on January 1, 2010.  Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy. The California Air Resource Board has adopted emission control regulations which will be applicable to all commercial vehicles traveling within the state of California.  Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers must meet the same requirements as 2011 model year and newer trailers or have prepared and submitted a compliance plan, based on fleet size, which allows them to phase in their compliance over time.  Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  Compliance with such regulations has increased the cost of our new trailers, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that will operate in California, and could impair equipment productivity and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the newly-designed diesel engines and the residual value of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

We believe that we are in substantial compliance with applicable federal, state, provincial and local environmental laws and regulations and costs of such compliance will not have a material adverse effect on our competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures.

Tax and other regulatory authorities have, in the past, sought to assert that independent contractor drivers in the trucking business are employees rather than independent contractors.  Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase recordkeeping requirements for those using independent contractor drivers and to heighten the penalties of employers who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice.  If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholding.

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

We are also affected by recessionary economic cycles, such as the period from 2007 to 2009, and by downturns in customers’ business cycles.  Economic conditions may adversely affect our customers and their ability to pay for our services.  It is not possible to predict the effects of armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations.

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

Numerous competitive factors could impair our ability to achieve and maintain profitability.  These factors include:

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

•	Some of our customers also operate their own private trucking fleets and they may decide to transport more of their own freight.

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.

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

We have a recent history of net losses and may be unsuccessful in improving our profitability.

For the years ended December 31, 2011, 2010 and 2009, we incurred net losses of $10.8 million, $3.3 million and $7.2 million, respectively.  Achieving profitability depends upon numerous factors, including our ability to increase our average revenue per tractor, increase Velocity, and control expenses.  We might not achieve profitability or, if we do, we may not be able to sustain or increase profitability in the future.   If we are unable to achieve profitability, our liquidity, financial position, and results of operations may be adversely affected.

We are attempting to improve our financial and operating results through our VEVA Plan, which is aimed at better cost controls, streamlining processes, and performance-based discipline and accountability.  We may be unsuccessful in implementing our plan effectively or achieving sustainable improvement from these efforts.  Further, we may devote a significant amount of management and financial resources and not achieve the desired results.

We may not be successful in implementing new management and operating procedures and cost savings initiatives.

We have made changes to our management team and structure, as well as our operating procedures recently.  These changes may not be successful or may not achieve the desired results.  We may require additional training or different personnel to implement successfully these procedures, all of which may result in additional expense, delays in obtaining results, or disruptions to our operations.  Some of these changes include customer service and driver management changes and cost savings initiatives.  These changes and initiatives may not improve our results of operations, including miles per tractor, system velocity, seated truck count, and base revenue per mile.  In addition, we may not be successful in achieving the expected savings in our cost structure.  In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted.  Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our new or growing services.

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

We have a $100.0 million Credit Agreement with a group of banks and numerous other financing arrangements.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and various financial covenants.  On March 8, 2012, we entered into a Second Amendment to Credit Agreement to revise some of our debt covenants, which we believe will allow us more flexibility as we implement our action plan.  Certain other financing arrangements contain certain restrictions and covenants, as well.  If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral, or impose significant fees and transaction costs.  If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

We have significant ongoing capital requirements that could adversely affect our financial condition, results of operations and cash flows if we are unable to generate sufficient cash from operations, or obtain financing on favorable terms.

The truckload industry is capital intensive. Historically, we have depended on cash from operations, borrowings from banks and finance companies, and lease instruments to expand and upgrade our revenue equipment. We expect that capital expenditures to replace and upgrade our revenue equipment will increase from the levels we experienced in 2010 and 2011.  The additional expenditures will be required to upgrade our tractor and trailer fleet, which has increased in age over the historical average age, and to expand our revenue equipment fleet, as justified by increased freight volumes.  If we are unable to generate sufficient cash from operations and obtain borrowing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods.  Accordingly, we may be unable to decrease the age of, or expand, our tractor and trailer fleet, which would materially and adversely affect our financial condition.

We depend on the proper functioning and availability of our information systems.

We depend on the proper functioning and availability of our communications and data processing systems in operating our business.  Our information systems are protected through physical and software safeguards.  However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events.  We do not have a formally documented catastrophic disaster recovery plan or a fully redundant alternate processing capability.  If any of our critical information systems fail or become otherwise unavailable, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably and to bill for services accurately or in a timely manner.  Our business interruption insurance may be inadequate to protect us in the event of a catastrophe.  Any system failure, security breach or other damage could interrupt or delay our operations, damage our reputation and cause us to lose customers, any of which could have a material adverse effect on our business.

We are in the midst of a multi-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms.  We purchased off-the-shelf products for our core software needs, and developed value-added decision-support software applications internally.  In July 2011, we migrated our Operations system from our legacy mainframe onto off-the-shelf software, which had a significant adverse effect on our business and operating results.  Although this was the most significant and risky part of our multi-year process, we have a few remaining systems to convert which could also cause delays, complications or additional costs, which could have a material adverse effect on our business and operating results.

We depend on our major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For fiscal year 2011, our top 10 customers accounted for approximately 31% of our revenue, our top five customers accounted for approximately 21% of our revenue and our largest customer accounted for approximately 6% of our revenue.  Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent.  Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if our customers were to delay or default on payments to us.  Generally, we do not have long-term contracts with our major customers and we cannot assure you that our customer relationships will continue as presently in effect.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

If we are unable to retain our key executives, our business, financial condition and results of operations could be harmed.

We are dependent upon the services of our executive management team.  We do not maintain key-person life insurance on any members of our management team.  The loss of their services could have a material adverse effect on our operations and future profitability.  We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations, improve our earnings consistency and position ourselves for long-term revenue growth.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports and other matters affecting safety or operating methods.

In December 2011, the FMCSA issued new rules regarding drivers’ hours-of-service, and the result could negatively impact utilization of our equipment.  The rules require drivers to take 30-minute breaks after eight hours of consecutive driving and reduce the total number of hours a driver is permitted to work during each week from 82 to 70.  The 2011 rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m.  These rule changes are scheduled to become effective July 1, 2013.  We anticipate that the 2011 rule will be challenged prior to its effective date.  We are unable to predict how a court may rule on challenges to such rules and to what extent the FMCSA might attempt to materially revise the rules.  On the whole, however, we believe that the new rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

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

During December 2010, the DOT launched CSA, a new enforcement and compliance model implementing driver standards in addition to our current standards. As discussed more fully below, CSA may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Additionally, FMCSA rules and practices followed by regulators may require us to install electronic, on-board recorders in our tractors if we experience unfavorable compliance with rules or receive an adverse change in safety rating. Such installation could cause an increase in driver turnover, adverse information in litigation, cost increases and decreased asset utilization.

Other agencies, such as the EPA and the Department of Homeland Security also regulate our equipment, operations and drivers.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (the “TSA”) has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our deadhead miles on customer shipments. As a result, it is possible that we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration (“NHTSA”) and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014.  On October 25, 2010, the NHTSA and EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions, beginning in 2014.  In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results. In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Federal and state lawmakers also are considering a variety of climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

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

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.  From time to time we may, and in the past have, exceeded the established intervention thresholds under certain categories.  Based on these unfavorable ratings, our drivers may be prioritized for intervention action or roadside inspection by regulatory authorities, and our customers may be less likely to assign loads to us.  Additionally, we may incur greater than expected expenses in our attempts to improve our scores.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, natural and other factors beyond our control.  Fuel also is subject to regional pricing differences.  From time to time we may use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. If we do hedge, we may be forced to make cash payments under the hedging arrangements. We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us from the full effect of increases in fuel prices.  The terms of each customer’s fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  Over the past year, the failure to recover fuel price increases resulted in a materially negative impact to our results of operations.  For example, this week’s fuel surcharge rate is based on last week’s national average diesel price.  Thus, in periods of rising prices, our fuel surcharge is based on last week’s lower diesel price while we are paying this week’s higher diesel price at the pump.  Also, during times of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies.  A failure to improve our fuel price protection through these measures, further increases in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, from time to time we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors.  In addition, due in part to current economic conditions, including the higher cost of fuel, insurance and tractors, the available pool of independent contractor drivers has been declining.    Regulatory requirements, including the new CSA program have also reduced the number of eligible drivers. Because of the shortage of qualified drivers and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractor drivers.  The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to continue to increase driver and independent contractor compensation in future periods. In addition, we and our industry suffer from a high driver turnover rate.  Our high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, let tractors sit idle, or operate with fewer tractors and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the transportation and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at four of our facilities and one leased facility has below-ground bulk fuel storage tanks.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations limiting exhaust emissions became effective in 2002 and became progressively more restrictive in 2007 and January 2010.  Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models.  Of our existing tractor fleet, 97.3% are equipped with the 2007 and 2010 emission standard engines.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

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

Increased prices, reduced productivity, design changes of new engines, and restricted availability of new revenue equipment and fluctuations in the prices of used revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to prices for new tractors.  Prices may increase, among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers.  More restrictive Environmental Protection Agency, or EPA, emissions standards that began in 2002 with additional new requirements implemented in 2007 and January 2010 have required vendors to introduce new engines.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers.  As of December 31, 2011, approximately 97.3% of our tractor fleet was comprised of tractors with engines that met the EPA mandated clean air standards that became effective in 2007 and 2010.  Tractors that meet the 2007 and 2010 standards are more expensive than non-compliant tractors, and we expect to continue to pay increased prices for equipment as we continue to increase the percentage of our fleet that meets the EPA mandated clean air standards.  Further, as with any engine redesign, there is a risk that the newly-designed engines will have unforeseen problems that could adversely impact our business.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results.  We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  The market demand for used equipment has been difficult to forecast and, although our equipment disposal schedule may fluctuate, we currently expect the market demand and gains on disposal in 2012 to remain at levels similar to those of 2011.  When the used equipment market is weak, it may increase our net capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment (or create a loss on sale of revenue equipment), or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market, any of which could have a material adverse effect on our operating results.

We depend on third parties, particularly in our brokerage and rail intermodal businesses, and service instability from these providers could increase our operating costs and reduce our ability to offer brokerage and rail intermodal services, which could adversely affect our revenue, results of operations and customer relationships.

Our brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers.  These third-party providers seek other freight opportunities and may require increased compensation in times of improved freight demand or tight trucking capacity.  Our inability to secure the services of these third parties, or increases in the prices we must pay to secure such services, could have an adverse effect on our operations and profitability.

Our rail intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers.  In most markets, rail service is limited to a few railroads or even a single railroad.  Any reduction in service by the railroads with which we have or in the future may have relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based intermodal services.  Furthermore, railroads increase shipping rates as market conditions permit.  Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer intermodal services.  In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

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

Our network consists of 22 facilities, which includes SCS offices and one terminal facility in Laredo, Texas, which is one of the largest inland freight gateway cities between the U.S. and Mexico, operated by a wholly-owned subsidiary, International Freight Services, Inc.  We are actively seeking locations for additional facilities as we transition our business model to a shorter length of haul.  As of December 31, 2011, our terminal, SCS and administrative facilities were located in or near the following cities:

	Shop	Driver Facilities	Fuel	Dispatch Office	Own or Lease
Terminal facilities:
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	No	Own/Lease
Chicago, Illinois	Yes	Yes	No	No	Lease
Vandalia, Ohio	Yes	Yes	Yes	No	Own
Spartanburg, South Carolina	Yes	Yes	No	No	Own
Laredo, Texas	Yes	Yes	No	No	Own/Lease
Roanoke, Virginia	Yes	Yes	Yes	No	Lease
Denton, Texas	Yes	No	No	No	Lease
Atlanta, Georgia	Yes	Yes	Yes	No	Lease
Phoenix, Arizona	Yes	Yes	No	No	Lease

SCS facilities:
Springdale, Arkansas	No	No	No	Yes	Lease
Peoria, Arizona	No	No	No	Yes	Lease
College Park, Georgia	No	No	No	Yes	Lease
Post Falls, Idaho	No	No	No	Yes	Lease
Godfrey, Illinois	No	No	No	Yes	Lease
Madison, Illinois	No	No	No	Yes	Lease
Naperville, Illinois	No	No	No	Yes	Lease
Plano, Texas	No	No	No	Yes	Lease
Buffalo, New York	No	No	No	Yes	Lease
Clearwater, Florida	No	No	No	Yes	Lease
Roseville, California	No	No	No	Yes	Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own

Administrative facilities:
Burns Harbor, Indiana	No	No	No	Yes	Lease

On January 6, 2012, we leased a terminal facility in Carlisle, Pennsylvania for a term of three years.  The facility contains a shop, driver facilities and office space.

On February 24, 2012, the Company leased office space for a new brokerage location in Salt Lake City, Utah for a term of two years.

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

On July 2, 2010, a former driver team member, filed a lawsuit against us titled Hermes Cerdenia v. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  We successfully removed the case to the United States District Court, Central District of California and filed an answer denying the plaintiff’s allegations.  The lawsuit sought monetary damages for the alleged violations.  In February 2011, we negotiated settlement of the lawsuit through mediation subject to the District Court’s review and approval.  Such approval of the $250,000 settlement was received in October 2011.  We had fully accrued the agreed upon settlement amount during the second quarter of 2011 and the amount was paid during November 2011.

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a verdict in our favor on all counts and determined that we had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding us costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million. Blankenship has now filed a notice that he intends to appeal the matter.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol “USAK.”  The following table sets forth, for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ Global Select Market.

	Price Range
	High	Low
Year Ended December 31, 2011
Fourth Quarter	$10.34	$7.30
Third Quarter	12.41	6.75
Second Quarter	13.15	9.75
First Quarter	13.49	11.68
Year Ended December 31, 2010
Fourth Quarter	$16.05	$12.50
Third Quarter	16.91	12.29
Second Quarter	18.79	13.57
First Quarter	16.97	12.05

As of March 5, 2012, there were 204 holders of record (including brokerage firms and other nominees) of our Common Stock.  We estimate that there were approximately 1,370 beneficial owners of the Common Stock as of that date.  On March 5, 2012, the closing price of our Common Stock on the NASDAQ Global Select Market was $8.20 per share.

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2011.  The equity compensation plans that have been approved by our stockholders are our 2004 Equity Incentive Plan and our 2003 Restricted Stock Award Plan.  We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	127,884(1)	$14.80(2)	605,433(3)

Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	127,884	$14.80	605,433

(1)
Includes only Common Stock subject to outstanding stock options and does not include: (i) 103,709 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices and (ii) 23,468 unvested shares of restricted stock, which will vest in annual increments, and which do not require the payment of exercise prices.

The above 103,709 shares exclude: (a) 6,482 shares of performance based restricted stock, which was deemed to be forfeited June 30, 2011, and such forfeiture will become effective April 1, 2012, and (b) 12,965 shares of performance based restricted stock, which was deemed to be forfeited June 30, 2011, and such forfeiture will become effective April 1, 2013.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.

(3)
Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 Annual Meeting and ending with the 2013 Annual Meeting, the maximum number of shares of Common Stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii) such lesser number of shares (which may be zero or any number less than 25,000) as determined by our Board of Directors.  Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan will increase from 1,075,000 to 1,100,000 on May 2, 2012, the date of our 2012 Annual Meeting.  The share numbers included in the table do not reflect this adjustment or any future adjustments.  The 605,433 shares that remain available for future grants may be granted as stock options under our 2004 Equity Incentive Plan, or alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equtiy Securities

On October 21, 2009, our Board of Directors approved the repurchase of up to 2,000,000 shares of our Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by our Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under our employee benefit plans.  During the years ended December 31, 2009, 2010 and 2011, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data and other operating information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”  We derived the selected Consolidated Statements of Operations and Consolidated Balance Sheets data as of and for each of the five years ended December 31, 2011 from our audited financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(in thousands, except per share data and key operating statistics)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenue:
Trucking revenue	$321,283	$338,369	$310,023	$377,095	$382,064
Strategic Capacity Solutions revenue	67,085	34,917	13,741	15,861	9,124
Intermodal revenue	22,658	13,597	7,756	4,601	--
Total base revenue	411,026	386,883	331,520	397,557	391,188
Fuel surcharge revenue	108,382	73,278	50,848	138,063	90,921
Total revenue	519,408	460,161	382,368	535,620	482,109
Operating expenses and costs:
Salaries, wages and employee benefits	136,538	132,445	128,319	157,729	162,236
Fuel and fuel taxes	137,195	114,915	93,803	189,042	153,023
Purchased transportation	120,076	79,601	44,058	40,323	18,609
Depreciation and amortization	49,263	49,754	50,152	50,919	49,093
Operations and maintenance	42,179	36,086	26,594	27,729	25,815
Insurance and claims	22,501	22,811	21,086	28,999	31,144
Operating taxes and licenses	5,460	5,652	5,642	6,456	6,368
Litigation verdict	--	--	--	--	4,690
Communications and utilities	4,395	3,948	3,951	4,075	3,787
Gain on disposal of assets	(3,615)	(320)	(7)	(19)	(395)
Other	18,065	15,177	15,377	18,220	19,429
Total operating expenses and costs	532,057	460,069	388,975	523,473	473,799

Operating (loss) income	(12,649)	92	(6,607)	12,147	8,310
Other expenses (income):
Interest expense	3,345	3,438	3,030	4,643	5,130
Other, net	(252)	(45)	(207)	139	22
Total other expenses, net	3,093	3,393	2,823	4,782	5,152

(Loss) income before income taxes	(15,742)	(3,301)	(9,430)	7,365	3,158
Income tax (benefit) expense	(4,965)	7	(2,253)	4,225	3,018

Net (loss) income	$(10,777)	$(3,308)	$(7,177)	$3,140	$140

Per share information:
Average shares outstanding (Basic)	10,302	10,295	10,240	10,220	10,596
Basic (loss) earnings per share	$(1.05)	$(0.32)	$(0.70)	$0.31	$0.01

Average shares outstanding (Diluted)	10,302	10,295	10,240	10,238	10,651
Diluted (loss) earnings per share	$(1.05)	$(0.32)	$(0.70)	$0.31	$0.01

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (continued)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Other Financial Data:
Operating ratio (1)	103.1%	99.9%	102.0%	96.9%	97.9%
Cash flows from operations	$23,662	$48,245	$32,851	$65,869	$58,585
Capital expenditures, net (2)	42,614	39,693	39,694	64,997	39,967

Key Trucking Operating Statistics:
Base Trucking revenue per tractor per week	$2,664	$2,765	$2,543	$2,839	$2,842
Average miles per tractor per week	1,839	2,016	1,972	2,216	2,236
Empty mile factor (3)	11.0%	10.0%	10.9%	10.7%	11.1%
Weighted average number of tractors (4)	2,313	2,347	2,338	2,540	2,578
Total miles (loaded and empty) (in thousands)	221,765	246,742	240,379	294,248	300,577
Average miles per tractor	95,878	105,131	102,814	115,846	116,593
Average miles per trip (5)	532	560	599	718	784
Average age of tractors, at end of period (in months)	28	29	27	24	25
Average age of trailers, at end of period (in months)	71	67	63	51	42

Balance Sheets Data:
Cash and cash equivalents	$2,659	$2,726	$797	$1,541	$8,014
Total assets	336,191	327,385	330,700	332,268	332,938
Long-term debt, capital leases and note payable, including current portion	119,443	99,525	103,592	97,605	96,162
Stockholders’ equity	126,972	137,708	140,546	146,773	143,191
Total debt, less cash, to total capitalization ratio	47.4%	40.8%	42.1%	39.3%	36.8%

(1)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

(2)	Capital expenditures, net equals cash purchases of property and equipment plus the liability incurred for leases on revenue equipment less proceeds from the sale of property and equipment.

(3)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percentage of total miles traveled.

(4)	Weighted average number of tractors includes Company-operated tractors in-service plus owner-operator tractors.

(5)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

We operate primarily in the for-hire truckload segment of the trucking industry.  Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery.  Our business is classified into three operating and reportable segments:  our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings; our SCS operating segment consisting entirely of our freight brokerage service offering; and our rail Intermodal operating segment.  We previously included the results of our freight brokerage and COFC portion of our rail Intermodal service offering in our SCS operating segment.  The TOFC portion of our rail Intermodal service offering was classified within our Trucking operating segment.  We later combined COFC and TOFC and reported them as Intermodal and brokerage was reported as SCS.

Substantially all of our base revenue from the three reportable segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the years ended December 31, 2011, 2010 and 2009, Trucking base revenue represented 78.2%, 87.5% and 93.5% of total base revenue, respectively, with the remaining base revenue being generated by our SCS and Intermodal operating segments.

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.  For the years ended December 31, 2011, 2010 and 2009, our SCS operating segment represented approximately 16.3%, 9.0% and 4.1% respectively, of our consolidated revenue.  For the years ended December 31, 2011, 2010 and 2009, our Intermodal operating segment represented approximately 5.5%, 3.5% and 2.4% respectively, of our consolidated revenue.

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

Strategic Capacity Solutions.  Our SCS operating segment consists of our freight brokerage service offering which matches customer shipments with available equipment of authorized carriers and provides services that complement our Trucking operations.  We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all of their transportation needs.  To date, a majority of the customers of SCS have also engaged us to provide services through one or more of our Trucking service offerings.

Intermodal.  Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight remaining in a trailer or special container throughout the trip.  Our rail Intermodal service offering provides our customers cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  During August 2010, we entered into a long-term agreement with BNSF Railway to lease 53’ domestic intermodal containers.  Prior to the agreement, the majority of Intermodal’s revenue was derived from TOFC service.

Results of Operations

Executive Overview

During the fourth quarter, industry-wide freight volumes were solid on a seasonally adjusted basis.  The ATA tonnage index increased 7.4% over the fourth quarter of 2010 and most U.S. economic indicators improved versus the third quarter of 2011.  We believe industry-wide trucking capacity remained in relative balance with demand, as qualified truck drivers remain scarce and the average age of tractors in our industry continues to hold at record-high levels.  According to the Cass Truckload Linehaul Index, freight rates increased compared with the fourth quarter of 2010.

Consistent with that operating environment, revenue in our SCS operating segment doubled to $23.0 million and its operating income increased 167.7% to $1.6 million as we continue to integrate and cross-sell SCS services with our traditional Trucking services.

Overall, however, our financial results were disappointing.  Our cost control efforts in our Trucking segment were effective, but we simply did not make the necessary progress on load volume or pricing during the quarter.  Nevertheless, we believe that improvements in our underlying operational performance will support higher freight volumes and rates, and that the economic environment entering 2012 affords us a sound foundation for gaining asset utilization and profitability.

To review, our third quarter was marred by significant difficulties in implementing a new enterprise management software system.  These difficulties caused a lack of visibility of freight in our system and numerous customer service disruptions.  The service failures and lack of confidence in booking freight caused us to lose a percentage of our loads with many customers, often the most operationally demanding, highest paying loads.  Compounding this situation, we phased out service on two major accounts, one due to the end of a project and one due to inadequate pricing.  Although we did not expect to have this freight long-term, replacing approximately 6.2% of our loads in one quarter has depressed our utilization and our rate structure while we replace the freight.  These problems and the resulting lower miles also accelerated turnover in our driver base.

The first step in our action plan to address this situation was to increase our senior management's depth of operating experience in regional markets.  In August, we hired a proven regional operator, David Hartline, to lead our Trucking segment as Chief Operating Officer.  During the fourth quarter, we filled key positions in customer service, load planning and driver recruiting with highly experienced personnel from outside the Company.  In addition, we consolidated the sales and operations reporting in our Trucking business and, in January, replaced our former head of marketing and sales.  These personnel moves were important, and we believe they positioned us for better long-term execution in our markets.  Under new sales and operations leadership, we introduced the next generation of our defined freight network that we call “Spider Web 2.0.”  Spider Web 2.0 draws on the experience of Mr. Hartline's team to narrow our operational focus to less than 1,000 lanes, targeting specific regional markets in which to build freight density.  Under a fresh philosophy and more effective methods introduced by new driver recruiting leadership, we have posted steady improvements in our unmanned tractor count.

The second step in our plan was to improve critical operating metrics to re-establish our load base with customers and afford us momentum for increasing load volumes and rates.  The key metrics we focused on initially were manned trucks, core customer on-time service, weekly load count, and load velocity.  After several months of intense work in installing new operations and sales leadership teams and training our people on new processes and procedures, we are beginning to see signs of progress.  Our unmanned tractors, on-time service and load velocity all recorded a sharp decline in operating performance during the third quarter, followed by a flattening during the fourth quarter, and an improvement beginning in January.

We are currently operating with more manned trucks, better customer service, more loads per week, and greater velocity than when we started this process in the third quarter.  Improved discipline has contributed to a reduction in reportable accidents per million miles as well.  And, the trend has continued as reportable accidents in January 2012 are less than they were during January 2011.  We believe these metrics are important and will support improved operations.  It is critical, however, that we continue to improve and convert a stronger operational base into more miles and higher rates from our customers.

The third step in our plan was to identify cost-savings measures that could help us immediately offset some of the lower asset utilization we were experiencing.  The cost control efforts we identified were effectively implemented during the fourth quarter.  We expect an annual run-rate of $5.6 million in cost savings beginning in January 2012, and we remain committed to controlling our costs and are looking for additional opportunities for 2012.

To date, the operational gains have been offset, from a financial perspective, with higher non-revenue miles, pressure on freight rates associated with replacing lost loads and adding loads to offset the shortening length-of-haul.

Tractor utilization (miles per tractor) has begun to turn positive sequentially in January 2012, but we believe it will take until the second half of 2012 until we have sufficient freight to improve revenue per mile on a year-over-year basis.  Miles per tractor per week and loaded revenue per mile improved in January 2012 after a relatively flat fourth quarter, which reflects the incipient progress we have made on tractor utilization.  However, work remains to be done to improve our revenue per mile.

Looking ahead to 2012, we are cautiously optimistic.  January miles and velocity have both improved over what we experienced during the second half of 2011, which is contrary to normal seasonality, and recent customer bid awards have netted us additional loads.  We believe those additional loads will not only add much-needed volume to our network, but will also afford us the opportunity to prune less profitable freight currently in our system.

In addition, we recently completed an in-depth analysis of our business and developed a detailed 2012 operating plan.  This plan has specific goals and metrics as well as accountability in every department.  The plan was thoroughly reviewed by our board of directors and an independent third party as part of its adoption.  Based on specific programs we have in place, we expect additional, sequential improvements in customer service, safety, manned tractors, and fixed costs.  Assuming achievement of these underlying fundamentals, moderate economic growth, and stable trucking capacity and fuel prices, we expect to improve our performance meaningfully in 2012 versus 2011.

In order to help us accomplish this improved performance, we were fortunate to be able to add a new Director, Mr. Robert A. Peiser, to our Board with skills and experience to complement those of our existing Directors. Mr. Peiser has broad-based executive, director and management experience with companies in transition in a variety of domestic and international industries including transportation, food and beverage, technology services, retailing, distribution and manufacturing.

At December 31, 2011, we had $8.9 million available under our revolving credit agreement and $54.0 million available through equipment financing commitments.  During the fourth quarter of 2011, we purchased 55 tractors while disposing of 185 tractors and 94 trailers, which resulted in a net capital expenditure of $0.6 million.  We generated $12.5 million in free cash flow (cash flow from operations less cash used in investing activities) during the fourth quarter, which contributed toward an $8.7 million reduction in debt as compared to the third quarter.  We expect our net capital expenditures in 2012 to total $55.0 million.  At December 31, 2011, we were in compliance with all our debt covenants.  And, in response to the current economic environment, on March 8, 2012, we entered into a Second Amendment to Credit Agreement to revise some of our debt covenants, which we believe will allow us more flexibility as we implement our action plan.

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

Prior to January 1, 2011, we aggregated the financial data for our Trucking operating segment, SCS operating segment and rail Intermodal operating segment into one segment for financial reporting purposes.  During the first two quarters of 2011, we segregated our business into three reportable segments: our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings, our SCS operating segment consisting entirely of our freight brokerage service offering, and our rail Intermodal operating segment.  During the third quarter of 2011, we included the reporting of our rail intermodal operations with our reporting for Trucking operations.   However, for the year ended December 31, 2011, we determined that separate reporting of each segment was the most representative of the nature of our operations.  Accordingly, we again segregated our business into three reportable segments: our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings, our SCS operating segment consisting entirely of our freight brokerage service offering and our rail Intermodal operating segment.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Results of Operations – Combined Services

Total base revenue increased 6.2% from $386.9 million to $411.0 million.  We reported a net loss for all service offerings of $10.8 million ($1.05 per share), as compared to a net loss of $3.3 million ($0.32 per share).

Our effective tax rate increased from 0.2% to 31.5%.   Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Trucking Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Year Ended December 31,
	2011	2010
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	40.4	38.2
Fuel and fuel taxes	15.6	14.9
Purchased transportation	8.3	9.1
Depreciation and amortization	15.2	14.6
Operations and maintenance	12.3	10.4
Insurance and claims	6.9	6.7
Operating taxes and licenses	1.6	1.6
Communications and utilities	1.3	1.1
Gain on disposal of revenue equipment, net	(1.1)	(0.1)
Other	5.5	4.4
Total operating expenses and costs	106.0	100.9
Operating loss	(6.0)	(0.9)

Key Operating Statistics:

	Year Ended December 31,
	2011	2010
Operating loss(in thousands)	$(18,762)	$(2,964)
Total miles (in thousands) (1)	221,765	246,742
Empty mile factor (2)	11.0%	10.0%
Weighted average number of tractors (3)	2,313	2,347
Average miles per tractor per period	95,878	105,131
Average miles per tractor per week	1,839	2,016
Average miles per trip (4)	532	560
Base Trucking revenue per tractor per week	$2,664	$2,765
Number of tractors at end of period (3)	2,235	2,363
Operating ratio (5)	106.0%	100.9%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base revenue from our Trucking operating segment decreased from $338.4 million to $321.3 million.  The decrease was primarily the result of:

•	Our miles per tractor per week decreased 8.8%.

•	Our unmanned tractor count increased 78.2%.

The operating ratio for our Trucking operating segment deteriorated by 5.1 percentage points of base Trucking revenue to 106.0% due to the following factors:

•
Salaries, wages and employee benefits increased by 2.2 percentage points of base Trucking revenue due in large part to a 5.0% reduction in base Trucking revenue and an 18.1% reduction in our independent contractors. As the percentage of our fleet comprised of independent contractors decreases, the percentage of our fleet comprised of Company drivers increases along with the associated salaries, wages and benefits for such company drivers.  Also, during the year, we had increases in wages in our maintenance department as we expanded the number of terminal locations to better service our operations.   During 2011, we continued to see evidence of a tightening market of eligible drivers related to the implementation of the DOT’s CSA program.  This program was a significant factor in our total driver compensation costs increasing 5.9% on a per mile basis as we needed to offer sign-on bonuses to attract new drivers.  New hours-of-service rules may further reduce the pool of eligible drivers and may lead to increases in driver related expenses that would increase salaries, wages and employee benefits.

•
Fuel and fuel taxes, net of fuel surcharge, increased 0.7 percentage points of base Trucking revenue.  The increase was primarily due to an increase of 30.7% in fuel price per gallon net of a gain on the sale of a fuel contract in 2010.   On May 25, 2010 we entered into an agreement to purchase 0.5 million gallons of diesel fuel per month for the time period of July 2010 through June 2012 as a hedge against the price of diesel fuel.  On June 28, 2010 we sold the contract to lock in the related gains, which resulted in a net of tax gain of $0.07 per share.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Purchased transportation, which is comprised of independent contractors’ compensation and fees paid to Mexican carriers, decreased by 0.8 percentage points of base Trucking revenue.  This decrease was the result of the 18.1% reduction in the number of independent contractors in our fleet.  Over the longer term, we expect our purchased transportation expense to increase if we achieve our long-term goal to grow our independent contractor fleet.

•
Depreciation and amortization increased 0.6 percentage points of base Trucking revenue as equipment prices increased and revenue decreased.  These fixed costs were partially offset by a reduction in the size of our owned tractor and trailer fleet and an extension in the depreciable lives of certain of our trailers.  During the year, we purchased 490 tractors and 300 trailers and disposed a total of 625 tractors and 698 trailers.  Prices for new equipment have risen in recent years due to Environmental Protection Agency (“EPA”) mandates related to engine emissions.  Effective May 1, 2011, we changed the time period over which we depreciate our 2005 model year and newer trailers to 14 years from 10 years and changed the amount of the salvage value to which those trailers are being depreciated from 25.0% of the original purchase price to $500.  This change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.6 million and on a net-of-tax basis of approximately $1.0 million ($0.10 per share) which helped to partially offset the increased depreciation of the new equipment.  As a result of our plan to reduce the age of our fleet and the increased costs of new equipment, we expect depreciation and amortization expense to increase as a percentage of base Trucking revenue in future periods.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and as prices of used equipment fluctuate.

•
Operations and maintenance expense increased 1.9 percentage points of base Trucking revenue primarily due to a 21.3% increase in direct repair costs related to the DOT’s CSA program, increased maintenance expense arising from new engines associated with emission requirements mandated by the EPA, various rules imposed by California’s Air Resources Board and the higher mileage equipment remaining in our fleet.  The average age of our in-service tractor and trailer fleet at December 31, 2011 was 28 and 71 months, respectively, compared to 27 and 67 months at the end of 2010.  Operations and maintenance expense may decrease as the age of our fleet decreases as newer equipment is less expensive to operate and maintain.  However, we do not expect to see the benefits of the new equipment in this line item for a number of quarters.

•
Insurance and claims expense increased 0.2 percentage points of base Trucking revenue year over year.  The slight increase is attributable to the 8.8% decrease of miles per tractor per week.  Overall, our “War on Accidents” initiative has been able to stabilize the cost of insurance and claims as a percentage of base Trucking revenue.  Also having a positive impact has been the continuing education of our drivers regarding accident prevention. If we are able to continue to successfully execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•
Other expense increased 1.1 percentage points of base Trucking revenue mostly due to an 11.8% increase in recruiting expense, professional services expenses incurred related to the conversion of our operating system software during the year, an increase in the number of maintenance terminals to service our equipment and the decrease in base Trucking revenue.  The DOT’s CSA program has resulted in increased difficulty recruiting qualified drivers as the demand for those highly qualified drivers has increased, while the program has simultaneously decreased the overall supply of drivers.  The average number of unmanned trucks increased from 5.0% to 9.0% of the fleet and led to elevated driver-related costs as we worked to man those trucks with qualified drivers.  While our driver recruiting costs have trended upward the past several quarters, we expect that most of these costs will subside upon reaching our goal of 3.0% unmanned tractors, but we believe this could take several months to achieve.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS operating segment for the periods indicated:

	Year Ended December 31,
	2011	2010
Total SCS revenue (1)	$93,118	$46,047
Intercompany revenue	(12,094)	(5,582)
Net revenue	$81,024	$40,465

Operating income (in thousands)	$7,100	$3,007
Gross margin (2)	15.1%	14.3%

(1)	Includes fuel surcharge revenue.

(2) Gross margin is calculated by taking total SCS revenue less purchased transportation and dividing that amount by total SCS revenue. This calculation includes intercompany revenue and expenses.

Total net revenue from our SCS operating segment increased 100.2% to $81.0 million from $40.5 million.  The revenue growth for the SCS operating segment can be attributed to our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services.  In addition, we are continuing to build our SCS infrastructure by establishing and developing new branches across the United States.  In 2011, we opened four new branches, giving us a total of 12 branches, and expanded existing branches, resulting in a 64.3% team member growth in our SCS operating segment.

Results of Operations – Intermodal Operations

The following table sets forth certain information relating to our Intermodal operating segment for the periods indicated:

	Year Ended December 31,
	2011	2010
Total Intermodal revenue (1)	$32,478	$19,832
Intercompany revenue	(2,246)	(3,074)
Net revenue	$30,232	$16,758

Operating income (in thousands)	$(987)	$49
Gross margin (2)	11.5%	8.7%

(1)	Includes fuel surcharge revenue.

(2)  Gross margin is calculated by taking total Intermodal revenue less purchased transportation and dividing that amount by total Intermodal revenue.  This calculation includes intercompany revenue and expenses.

Total net revenue from our Intermodal operating segment increased 80.4% to $30.2 million from $16.8 million.  The revenue growth for the Intermodal operating segment can be attributed to our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services and our addition of 500 leased containers to our Intermodal operations.  During the year, we had a difficult time achieving the lane density needed to operate the containers well enough to overcome the fixed costs associated with them.  Without the lane density, we also incur additional fixed costs associated with idle containers related to chassis rentals and storage. The 2.8% improvement in gross margin percentage was overshadowed by the $2.0 million fixed expense incurred related to the containers during 2011.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Results of Operations – Combined Services

Total base revenue increased 16.7% from $331.5 million to $386.9 million.  We reported a net loss for all service offerings of $3.3 million ($0.32 per share), as compared to a net loss of $7.2 million ($0.70 per share).

Our effective tax rate decreased from 23.9% to 0.2%.   Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Trucking Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Year Ended December 31,
	2010	2009
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	38.2	40.9
Fuel and fuel taxes	14.9	14.9
Purchased transportation	9.1	7.3
Depreciation and amortization	14.6	16.1
Operations and maintenance	10.4	8.6
Insurance and claims	6.7	6.8
Operating taxes and licenses	1.6	1.8
Communications and utilities	1.1	1.3
Gain on disposal of revenue equipment, net	(0.1)	--
Other	4.4	4.9
Total operating expenses and costs	100.9	102.6
Operating loss	(0.9)	(2.6)

Key Operating Statistics:

	Year Ended December 31,
	2010	2009
Operating loss(in thousands)	$(2,964)	$(7,641)
Total miles (in thousands) (1)	246,742	240,379
Empty mile factor (2)	10.0%	10.9%
Weighted average number of tractors (3)	2,347	2,338
Average miles per tractor per period	105,131	102,814
Average miles per tractor per week	2,016	1,972
Average miles per trip (4)	560	599
Base Trucking revenue per tractor per week	$2,765	$2,543
Number of tractors at end of period (3)	2,363	2,328
Operating ratio (5)	100.9%	102.6%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base revenue from our Trucking operating segment increased from $310.0 million to $338.4 million.  The increase was the result of several factors:

•	Our miles per tractor per week increased 2.2%.

•	Our Trucking net revenue per mile increased 6.3%.

The operating ratio for our Trucking operating segment improved by 1.7 percentage points of base Trucking revenue to 100.9% due to the following factors:

•
Salaries, wages and employee benefits decreased by 2.7 percentage points of base Trucking revenue due in large part to a 6.3% increase in our Trucking base revenue per mile and to a lesser extent, a decrease of 5.7% in our empty miles.  Regulatory changes could cause a reduction in eligible drivers which could require us to increase driver compensation in the future.

•
Fuel and fuel taxes, net of fuel surcharge, were unchanged as a percent of base Trucking revenue.  We recognized a $1.2 million gain on the sale of a fuel contract during the second quarter which was recorded as a reduction of fuel expense. These reductions were partially offset by an increase in fuel costs of 21.1% per gallon and a 1.2% reduction in fuel economy attributed to the harsh winter weather experienced in the first quarter of 2010 combined with miles per gallon degradation associated with higher mileage equipment.  On May 25, 2010 we entered into an agreement to purchase 0.5 million gallons of diesel fuel per month for the time period of July 2010 through June 2012 as a hedge against the price of diesel fuel.  On June 28, 2010 we sold the contract to lock in the related gains, which resulted in a net of tax gain of $0.07 per share.  Fuel costs may continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, the percentage of total miles driven by independent contractors, the diversification of our business model into less asset-intensive operations and fuel efficiency.

•
Purchased transportation, which is comprised of independent contractors compensation and fees paid to Mexican carriers, increased by 1.8 percentage points of base Trucking revenue.  This increase was the result of an increase in carrier expense related to our Mexico operations, as we saw our revenue from shipments into and out of the country increase 20.0% and an increase of 19.0% in our independent contractors in our fleet.  Over the longer term, we expect our purchased transportation expense to increase if we achieve our long-term goal to grow our independent contractor fleet.

•
Depreciation and amortization decreased 1.5 percentage points of base Trucking revenue due to the above-mentioned increase in net Trucking revenue per mile and increase in the percentage of our fleet comprised of independent contractors, which were partially offset by higher prices for new tractors due to EPA mandates on engine emissions, especially with the introduction of the 2010 emission standards.  As a result of our plan to reduce the age of our fleet and due to increased costs of new equipment, we expect depreciation and amortization expense to increase.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 1.8 percentage points of base Trucking revenue primarily due to our increased maintenance costs on our higher mileage equipment, a change in our method of accounting for tires in the previous year and preparation costs incurred related to an increase in equipment sales.  These increases were partially offset by the above-mentioned increase in net Trucking revenue per mile and due to Company-owned equipment representing a lower percentage of our fleet.  The average age of our in-service tractor and trailer fleet at December 31, 2010 was 27 and 67 months, respectively, compared to 27 and 63 months at the end of 2009.  On April 1, 2009, we changed our method of accounting for tires which changed the way we recognized cost for tires placed into service.  Accordingly, operations and maintenance expense related to this change increased in 2010 over that of 2009 by approximately $3.3 million.  Operations and maintenance expense may decrease as the age of our fleet decreases as newer equipment is less expensive to operate and maintain.  However, we do not expect to see the benefits of the new equipment in this line item for a number of quarters.  Additionally, we expect any effect of the new equipment on the first quarter to be masked as winter weather typically increases maintenance costs and as we continue to experience the increased costs associated with the maintenance provisions mandated by the recently enacted CSA.

•
Insurance and claims expense decreased 0.1 percentage points of base Trucking revenue year over year, despite heightened claims activity in the fourth quarter, as we have seen an overall reduction in the severity of motor vehicle accidents which, in effect, has contributed to a decrease in bodily injury and property damage claims and physical damage claims.  Also having a positive impact has been the continuing education of our drivers regarding accident prevention. If we are able to continue to successfully execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to gradually decrease over the long term, though remaining volatile from period-to-period.

•	Operating taxes and licenses expense decreased 0.2 percentage points of base Trucking revenue primarily due to a 0.9% decrease in Company-owned tractors.

•
Other expense decreased 0.5 percentage points of base Trucking revenue due to cost controls implemented in several areas and a reduction in software conversion costs combined with the increase in our net Trucking revenue per mile.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated:

	Year Ended December 31,
	2010	2009
Total SCS revenue (1)	$46,047	$17,930
Intercompany revenue	(5,582)	(2,535)
Net revenue	$40,465	$15,395

Operating income (in thousands)	$3,007	$952
Gross margin (2)	14.3%	14.1%

(1)	Includes fuel surcharge revenue.

(2) Gross margin is calculated by taking total SCS revenue less purchased transportation and dividing that amount by total SCS revenue. This calculation includes intercompany revenue and expenses.

Total net revenue from our SCS operating segment increased 162.8% to $40.5 million from $15.4 million.  The revenue growth for the SCS operating segment can be attributed to our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services.  In addition, we are continuing to build our SCS infrastructure by establishing and developing new branches across the United States.  In 2010, we opened four new branches, giving us a total of eight branches, and expanded existing branches, resulting in a 55.6% team member growth in our SCS operating segment.

Results of Operations – Intermodal Operations

The following table sets forth certain information relating to our Intermodal operating segment for the periods indicated:

	Year Ended December 31,
	2010	2009
Total Intermodal revenue (1)	$19,832	$11,942
Intercompany revenue	(3,074)	(2,611)
Net revenue	$16,758	$9,331

Operating income (in thousands)	$49	$82
Gross margin (2)	8.7%	5.9%

(1)	Includes fuel surcharge revenue.

(2)  Gross margin is calculated by taking total Intermodal revenue less purchased transportation and dividing that amount by total Intermodal revenue.  This calculation includes intercompany revenue and expenses.

Total net revenue from our Intermodal operating segment increased 79.6% to $16.8 million from $9.3 million.  The revenue growth for the Intermodal operating segment can be attributed to our efforts to integrate and cross-sell these asset-light services with our traditional Trucking services.  During the latter part of the year, we began taking possession of 500 containers.  While we were making progress in our Intermodal operations as seen in the 2.8% improvement in gross margin, that progress was affected by the cost of bringing on the containers and positioning them within our network to drive lane density.  We incurred fixed expense related to the containers of $0.4 million in 2010.

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

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel.  Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so.  Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally increased in recent years.  We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon.  Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers.  Overall, the market fuel prices per gallon were higher in 2011 than they were in 2010 and 2009.

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

On June 28, 2010, we sold our contract related to the forecasted purchase of diesel fuel for the time period of July 2010 through June 2012 to lock in related gains.  The purchase contract had not been designated as a hedge for accounting purposes; therefore, the related gain was recorded as a reduction in fuel expense of approximately $1.2 million on a pre-tax basis and on a net of tax basis of approximately $0.7 million or $0.07 per share for the quarter ended June 30, 2010.

At December 31, 2011, we did not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

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

Liquidity and Capital Resources

The continued growth of our business has required significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Credit Agreement and capital lease-purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under our Credit Agreement.  During 2011, the maximum amount borrowed under the Credit Agreement, including letters of credit, reached approximately 74.5% of the total amount available at its highest point and we ended the year with outstanding borrowings, including letters of credit, equal to approximately 71.0% of the total amount available.  We use the Credit Agreement to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.  At December 31, 2011, we had approximately $29.0 million available under our Credit Agreement and $54.0 million of availability for new capital leases under existing lease facilities, of which $50.0 million has been authorized for use by the Company’s Board of Directors.

Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity.  We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months.  There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us, especially in light of our net loss for 2011.

Our balance sheet debt, less cash, represents 47.4% of our total capitalization, and we have no material off-balance sheet debt.  We have financed approximately $21.2 million of our 2011 tractor purchases with 45-month, fixed-rate capital leases.  Our capital leases currently represent 41.3% of our total debt and carry an average fixed rate of 2.9%.  Not only does that provide us with a natural hedge against recent London Interbank Offered Rate (“LIBOR”) volatility, but it has also freed up availability on our revolving credit line on which, at December 31, 2011, we could borrow up to an additional $8.9 million without violating any of our current financial covenants.  We produced $2.3 million in free cash flow (cash flow from operations less cash used in investing activities) during 2011, which was approximately $16.4 million less than that of 2010.  We expect our 2012 capital expenditures to be greater than 2011.  During January 2012, we committed to purchase approximately $38.0 million of revenue equipment, $7.8 million of which is cancellable by us upon written notice.

In response to the current economic environment and based on our operating results, anticipated future cash flows, and current availability under our capital lease-purchase arrangements that we expect will be available to us, on March 8, 2012, we entered into a Second Amendment to Credit Agreement to revise some of our financial covenants.  We believe these revisions will allow us more flexibility as we implement our action plan.

If the credit markets erode or we are unable to comply with financial covenants in our Credit Agreement, we may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources.  We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, and for general corporate purposes.  As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all.  If we are unsuccessful in obtaining sufficient financing because we are unable to access the capital markets on acceptable terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, and results of operations.

Cash Flows
	(in thousands) Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$23,662	$48,245	$32,851
Net cash used in investing activities	(21,410)	(29,509)	(24,095)
Net cash used in financing activities	(2,319)	(16,807)	(9,500)

Cash generated from operations decreased $24.6 million during 2011 as compared to 2010.  Several factors contributed to the decrease:

•	Our net loss increased $7.5 million, from $3.3 million in 2010 to $10.8 million in 2011.

•	An increase in gains on the sale of equipment of $3.3 million from 2010 to 2011 due to a stronger used equipment market.

•	A decrease in cash provided from accounts receivable of $9.4 million resulting from extended payment terms and a larger proportional share of revenue from our SCS segment.

•	A decrease in cash used in trade accounts payable and accrued expenses of $4.9 million resulting from the timing of both equipment purchases and payment for broker carrier expenses.

•
A $1.2 million decrease in the use of cash relating to insurance and claims accruals, as we experienced a decline in accident frequency and severity during 2011 as compared to 2010, with the most significant decline occurring in the last half of 2011.

•
A $5.2 million decrease in cash used for inventories and prepaid expenses, primarily due to additional tire purchases affecting our prepaid tire account during 2010 and fees related to the 2010 renewal of our Credit Facility.

In comparison, cash generated from operations increased $15.4 million during 2010 as compared to 2009.  Several factors contributed to the increase:

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

•	A $5.6 million decrease in the use of cash relating to insurance and claims accruals, the most significant component of which was the All-Ways Logistics verdict in 2009.

•	A $1.9 million increase in inventories, prepaid expenses and other current assets, resulting primarily from an increase in capitalized tire costs.

Cash used in investing activities decreased $8.1 million in 2011 as compared to 2010.  This decrease resulted primarily from an increase in cash proceeds from the sale of equipment.  Cash used to purchase property and equipment increased $1.2 million during 2011 as compared to 2010.  This increase was primarily due to two factors: the method utilized to finance the acquisition of revenue equipment and the number of tractors we purchased.  In regard to the financing of the equipment, we primarily utilized lease based financing during 2011 whereas we primarily utilized borrowings from our Credit Agreement to fund revenue equipment acquisitions during 2010.  For 2011, we leased $21.2 million in revenue equipment acquisitions compared to $10.1 million during 2010.  In regard to the volume of purchases, in 2011 we purchased 490 tractors compared to 416 tractors during 2010.  We were able to partially offset the amount of cash used to purchase property and equipment with the proceeds from the sale of our used equipment.  During 2011, we sold $23.1 million of property and equipment as compared to $13.7 million during the prior year resulting in an increase of $9.4 million in proceeds between the periods. During 2010, cash used in investing activities increased $5.4 million compared to 2009.  The increase was primarily due to an increase in capital expenditures arising from purchases of revenue equipment and SkyBitz® trailer tracking devices.

Cash used in financing activities decreased $14.5 million in 2011 as compared to 2010.  The main driver of the decrease related to our Credit Facility borrowing.  Our net borrowing increased $15.7 million, from $3.2 million in 2010 to $18.9 million in 2011. The additional borrowing primarily related to funding the purchase of revenue equipment.  In addition to the increase in borrowing, we also experienced an increase in principal payment on capital lease obligations. The $3.2 million increase in cash used for capital lease obligations was due to a larger proportion of funding from capital leases compared to funding revenue equipment purchases with our Credit Facility.  The increase in net borrowing was partially offset by a $2.3 million increase in bank drafts outstanding.  During 2010, cash used in financing activities increased $7.3 million as compared to 2009.  The $7.3 million increase was primarily attributable to our net borrowings on our Credit Agreement.  Our net borrowing decreased $10.3 million, from $13.5 million in 2009 to $3.2 million in 2010.  The decrease in cash provided from our net borrowing was partially offset by a decline in cash payments relating to the principal payments of our capital leases.  During 2010, we used $17.4 million to fund the principal portion of our lease obligations compared to $23.0 million for 2009.

Debt

On April 19, 2010, we entered into a Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility that was to mature on September 1, 2010.  The Credit Agreement, which was amended on June 14, 2010, provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement will expire on April 19, 2014.

Borrowings under the Credit Agreement are classified as “base rate loans,” “LIBOR loans” or “Euro dollar loans.”  Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.0%, based on the Company’s leverage ratio.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  Euro dollar loans and letters of credit accrue interest at the LIBOR rate in effect at the beginning of the month in which the borrowing occurs plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  On a per annum basis, the Company must pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it must pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

The interest rate on our overnight borrowings under the Credit Agreement at December 31, 2011 was 4.25%.  The interest rate including all borrowings made under the Credit Agreement at December 31, 2011 was 3.7%.  The weighted average interest rate on the Company’s borrowings under the Credit Agreement for the year ended December 31, 2011 was 2.9%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears an interest rate which is determined based on our attainment of certain financial ratios.  At December 31, 2011, the rate was 0.375% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $166.2 million at December 31, 2011, and all trade and other receivables.

The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.0 to 1 and a minimum fixed charge ratio of 1.4 to 1) and to maintain a minimum tangible net worth of approximately $106.4 million at December 31, 2011.  We were in compliance with these covenants at December 31, 2011.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company reprices its debt on a quarterly basis, the borrowings under the Credit Agreement approximate its fair value.

On March 8, 2012, USA Truck, Inc. (the “Company”) entered into that certain Second Amendment to Credit Agreement (the “Second Amendment”) with Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), which amends that certain Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders, as amended (the “Credit Agreement”).

The Second Amendment, among other things, (i) amended the “Applicable Margin” and “Applicable Unused Fee Rate” as set forth in the tables below, (ii) eased the consolidated leverage ratio through the 2012 calendar year such that, where previously the ratio of consolidated debt to consolidated EBITDAR was not to exceed 3.00 to 1.00, now the consolidated leverage ratio is not to exceed:  3.60 to 1.00 for the period January 1, 2012 through June 30, 2012; 3.40 to 1.00 for the period July 1, 2012 through September 30, 2012; 3.25 to 1.00 for the period October 1, 2012 through December 31, 2012; and 3.00 to 1.00 for the period commencing January 1, 2013 and at all times thereafter, and (iii) eased the consolidated fixed charge coverage ratio through the 2012 calendar year such that, where previously the consolidated fixed charge coverage ratio was not to be less than 1.40 to 1.00, now the consolidated fixed charge coverage ratio is not to exceed:  1.00 to 1.00 for the period January 1, 2012 through June 30, 2012; 1.10 to 1.00 for the period July 1, 2012 through September 30, 2012; 1.20 to 1.00 for the period October 1, 2012 through December 31, 2012; and 1.40 to 1.00 for the period commencing January 1, 2013 and at all times thereafter.

New Pricing

Ratio of Consolidated Debt to Consolidated EBITDAR	Euro-Dollar Loans and Letters of Credit	Base Rate Loans	Applicable Unused Fee Rate
Greater than 3.00 to 1.00	3.75%	1.50%	0.375%
Greater than 2.75 to 1.00 but less than or equal to 3.00 to 1.00	3.25%	1.00%	0.375%
Greater than 2.25 to 1.00 but less than or equal to 2.75 to 1.00	2.75%	0.5%	0.30%
Greater than 1.75 to 1.00 but less than or equal to 2.25 to 1.00	2.50%	0.25%	0.25%
Less than or equal to 1.75 to 1.00	2.00%	0%	0.25%

Prior Pricing

Ratio of Consolidated Debt to Consolidated EBITDAR	Euro-Dollar Loans and Letters of Credit	Base Rate Loans	Applicable Unused Fee Rate
Greater than 2.75 to 1.00	3.25%	1.0%	0.375%
Greater than 2.25 to 1.00 but less than or equal to 2.75 to 1.00	2.75%	0.5%	0.30%
Greater than 1.75 to 1.00 but less than or equal to 2.25 to 1.00	2.50%	0.25%	0.25%
Less than or equal to 1.75 to 1.00	2.00%	0%	0.25%

In exchange for these amendments, the Company agreed to pay fees of $250,000.

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

Equity

At December 31, 2011, we had stockholders’ equity of $127.0 million and total debt including current maturities of $119.4 million, resulting in a total debt, less cash, to total capitalization ratio of 47.4% compared to 40.8% at December 31, 2010.

Purchases and Commitments

As of December 31, 2011, our forecasted capital expenditures, net of proceeds from the sale or trade of revenue equipment, for 2012 were $55.0 million, approximately $52.7 million of which relates to revenue equipment.  We may change the amount of the capital expenditures based on our operating performance.  To the extent further capital expenditures are feasible based on our financial covenants and operating cash requirements, we would use the balance of $2.3 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market.  During the year ended December 31, 2011, we made $45.2 million of net capital expenditures, including $42.5 million for revenue equipment purchases ($21.2 million of which were capital lease obligations) and a net of $2.7 million was for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at December 31, 2011:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$68,800	$--	$--	$68,800	$--
Capital lease obligations (2)	51,188	20,167	23,457	7,564	--
Purchase obligations (3)	34	34	--	--	--
Rental obligations	4,038	1,767	1,791	177	303
Total	$124,060	$21,968	$25,248	$76,541	$303

(1)
Long-term debt obligations, excluding letters of credit in the amount of $2.2 million, consist entirely of our Credit Agreement, which matures on April 19, 2014. The primary purpose of this agreement is to provide working capital for the Company; however, the agreement is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources.  Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time.  Based on these factors, we have not included in this line item an estimate of future interest payments.

(2)	Includes interest payments not included in the balance sheet.

(3)
At December 31, 2011, purchase obligations include only commitments to purchase non-revenue equipment.  During January 2012, we committed to purchase approximately $38.0 million of revenue equipment, $7.8 million of which is cancelable by us upon advance written notice.

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

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25.0% of the original purchase price.  For the year ended December 31, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.6 million and on a net-of-tax basis of approximately $1.0 million ($0.10 per share).

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at December 31, 2011, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the year ended December 31, 2011, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•
Prepaid tires.  Commencing when the tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.  Prior to April 1, 2009, the cost of tires was fully expensed when they were placed into service.  We believe the new accounting method more appropriately matches the tire costs to the period during which the tire is being used to generate revenue.  For the year ended December 31, 2011, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $0.9 million and on a net of tax basis of approximately $0.6 million ($0.05 per share).  For the year ended December 31, 2010, this change in estimate effected by a change in principle resulted in a reduction of operations and maintenance expense on a pre-tax basis of approximately $4.4 million and on a net of tax basis of approximately $2.7 million ($0.26 per share).

•
Impairment of long-lived assets. We review our long-lived assets for impairment in accordance with Topic ASC 360, Property, Plant and Equipment.  This authoritative guidance provides that whenever there are certain significant events or changes in circumstances the value of long-lived assets or groups of assets must be tested to determine if their value can be recovered from their future cash flows.  In the event that undiscounted cash flows expected to be generated by the asset are less than the carrying amount, the asset or group of assets must be evaluated to determine if an impairment of value exists.  Impairment exists if the carrying value of the asset exceeds its fair value.

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at December 31, 2011.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At December 31, 2011, we determined that no impairment of value existed.

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

Interest Rate Risk.  We are exposed to interest rate risk primarily from our Credit Agreement.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage which is determined based on our attainment of certain financial ratios.  At December 31, 2011, we had $71.0 million outstanding pursuant to our Credit Agreement, including letters of credit of $2.2 million.  Assuming the outstanding balance at December 31, 2011 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Credit Agreement would increase our interest expense over a one-year period by approximately $0.7 million.

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

Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  In May 2010, we entered into a contract to hedge 0.5 million gallons of diesel fuel per month from July 2010 through June 2012.  In June 2010, we accepted a favorable settlement offered by the other party to terminate the contract in exchange for a $1.2 million payment to us.  The contract was terminated before the hedging began in July 2010.  Had we not terminated the contract and had fuel prices decreased below the contracted price, the result would have been a negative impact on our fuel costs.  As of December 31, 2011, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

USA TRUCK, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware Corporation) and subsidiary (collectively referred to as the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Truck, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 14, 2012

USA Truck, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,659	$2,726
Accounts receivable:
Trade, less allowance for doubtful accounts of $420 in 2011 and $444 in 2010	55,359	46,630
Other	1,582	1,353
Inventories	1,831	2,080
Prepaid expenses and other current assets	13,466	12,885
Total current assets	74,897	65,674

Property and equipment:
Land and structures	31,377	31,268
Revenue equipment	372,331	376,211
Service, office and other equipment	15,853	15,636
Property and equipment, at cost	419,561	423,115
Accumulated depreciation and amortization	(160,761)	(163,867)
Property and equipment, net	258,800	259,248
Note receivable	2,003	2,048
Other assets	491	415
Total assets	$336,191	$327,385
Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$5,044	$4,233
Trade accounts payable	21,691	16,691
Current portion of insurance and claims accruals	3,418	4,725
Accrued expenses	7,790	8,401
Note payable	1,370	1,009
Deferred income taxes	1,693	1,094
Current maturities of long-term debt and capital leases	19,146	18,766
Total current liabilities	60,152	54,919
Deferred gain	612	618
Long-term debt and capital leases, less current maturities	98,927	79,750
Deferred income taxes	45,193	50,782
Insurance and claims accruals, less current portion	4,335	3,608
Commitments and contingencies	--	--
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; authorized 30,000,000 shares; issued 11,791,997 shares in 2011 and 11,835,075 shares in 2010	118	118
Additional paid-in capital	65,284	65,169
Retained earnings	83,438	94,215
Less treasury stock, at cost (1,347,941 shares in 2011 and 1,339,324 shares in 2010)	(21,868)	(21,783)

Accumulated other comprehensive loss	--	(11)
Total stockholders’ equity	126,972	137,708
Total liabilities and stockholders’ equity	$336,191	$327,385
See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
	Year Ended December 31,
	2011	2010	2009
Revenue:
Trucking revenue	$321,283	$338,369	$310,023
Strategic Capacity Solutions revenue	67,085	34,917	13,741
Intermodal revenue	22,658	13,597	7,756
Base revenue	411,026	386,883	331,520
Fuel surcharge revenue	108,382	73,278	50,848
Total revenue	519,408	460,161	382,368

Operating expenses and costs:
Salaries, wages and employee benefits	136,538	132,445	128,319
Fuel and fuel taxes	137,195	114,915	93,803
Purchased transportation	120,076	79,601	44,058
Depreciation and amortization	49,263	49,754	50,152
Operations and maintenance	42,179	36,086	26,594
Insurance and claims	22,501	22,811	21,086
Operating taxes and licenses	5,460	5,652	5,642
Communications and utilities	4,395	3,948	3,951
Gain on disposal of assets	(3,615)	(320)	(7)
Other	18,065	15,177	15,377
Total operating expenses and costs	532,057	460,069	388,975
Operating (loss) income	(12,649)	92	(6,607)

Other expenses (income):
Interest expense	3,345	3,438	3,030
Other, net	(252)	(45)	(207)
Total other expenses, net	3,093	3,393	2,823
Loss before income taxes	(15,742)	(3,301)	(9,430)

Income tax (benefit) expense:
Current	--	--	(10,523)
Deferred	(4,965)	7	8,270
Total income tax (benefit) expense	(4,965)	7	(2,253)
Net loss	$(10,777)	$(3,308)	$(7,177)

Net loss per share:
Basic loss per share	$(1.05)	$(0.32)	$(0.70)

Diluted loss per share	$(1.05)	$(0.32)	$(0.70)
          See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Total
Balance at December 31, 2008	11,778	$118	$64,171	$104,700	$(22,163)	$(53)	$146,773
Exercise of stock options	35	--	391	--	--	--	391
Stock-based compensation	--	--	567	--	--	--	567
Restricted stock award grant	21	--	--	--	--	--	--
Forfeited restricted stock	--	--	51	--	(51)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(79)	--	--	--	--	--	(126)	(126)
Reclassification of derivative net losses to statement of operations, net of income tax of $73	--	--	--	--	--	118	118
Return of forfeited restricted shares upon termination of the 2003 Restricted Stock Award Plan	--	--	(553)	--	553	--	--
Net loss	--	--	--	(7,177)	--	--	(7,177)
Balance at December 31, 2009	11,834	$118	$64,627	$97,523	$(21,661)	$(61)	$140,546
Exercise of stock options	21	--	176	--	--	--	176
Excess tax benefit on exercise of stock options	--	--	8	--	--	--	8
Stock-based compensation	--	--	236	--	--	--	236
Restricted stock award grant	7	--	--	--	--	--	--
Forfeited restricted stock	(27)	--	208	--	(208)	--	--
Change in fair value of interest rate swap, net of income tax benefit of $(19)	--	--	--	--	--	(31)	(31)
Reclassification of derivative net losses to statement of operations, net of income tax of $50	--	--	--	--	--	81	81
Return of forfeited restricted stock	--	--	(86)	--	86	--	--
Net loss	--	--	--	(3,308)	--	--	(3,308)
Balance at December 31, 2010	11,835	$118	$65,169	$94,215	$(21,783)	$(11)	$137,708
Exercise of stock options	2	--	15	--	--	--	15
Excess tax benefit from stock options and Restricted Stock	--	--	6	--	--	--	6
Transfer of stock into (out of) Treasury Stock	--	--	115	--	(115)	--	--
Stock-based compensation	--	--	16	--	--	--	16
Restricted stock award grant	17	--	--	--	--	--	--
Forfeited restricted stock	(61)	--	--	--	--	--	--
Net share settlement related to Restricted Stock vesting	(1)	--	(7)	--	--	--	(7)
Change in fair value of interest rate swap, net of income tax benefit of $(1)	--	--	--	--	--	1	1
Reclassification of derivative net losses to statement of operations, net of income tax of $7	--	--	--	--	--	10	10
Return of forfeited restricted stock	--	--	(30)	--	30	--	--
Net loss	--	--	--	(10,777)	--	--	(10,777)
Balance at December 31, 2011	11,792	$118	$65,284	$83,438	$(21,868)	$--	$126,972
See accompanying notes.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(10,777)	$(3,308)	$(7,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,263	49,754	50,152
Provision for doubtful accounts	59	241	313
Deferred income taxes	(4,957)	38	8,265
Excess tax benefit from exercise of stock options	(6)	(8)	--
Stock based compensation	16	236	567
Gain on disposal of assets	(3,615)	(320)	(7)
Recognition of deferred gain	(6)	--	--
Changes in operating assets and liabilities:
Accounts receivable	(9,017)	362	(10,041)
Inventories, prepaid expenses and other current assets	(332)	(5,493)	(3,549)
Trade accounts payable and accrued expenses	2,456	7,366	508
Insurance and claims accruals	578	(623)	(6,180)
Net cash provided by operating activities	23,662	48,245	32,851

Investing activities
Purchases of property and equipment	(44,449)	(43,236)	(37,325)
Proceeds from sale of property and equipment	23,070	13,678	13,335
Change in other assets	(31)	49	(105)
Net cash used in investing activities	(21,410)	(29,509)	(24,095)

Financing activities
Borrowings under long-term debt	121,988	61,183	66,502
Principal payments on long-term debt	(103,088)	(58,001)	(52,984)
Principal payments on capitalized lease obligations	(20,578)	(17,378)	(22,965)
Principal payments on note payable	(1,465)	(1,350)	(1,622)
Net increase (decrease) in bank drafts payable	811	(1,445)	1,178
Excess tax benefit from exercise of stock options	6	8	--
Proceeds from exercise of stock options	7	176	391
Net cash used in financing activities	(2,319)	(16,807)	(9,500)

(Decrease) increase in cash and cash equivalents	(67)	1,929	(744)
Cash and cash equivalents:
Beginning of period	2,726	797	1,541
End of period	$2,659	$2,726	$797

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,423	$3,331	$3,013
Income taxes	--	--	2,082
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for leases on revenue equipment	21,235	10,135	15,704
Liability incurred for note payable	1,826	1,344	1,352
Long term note receivable on facility sale	--	2,050	--
Deferred gain on facility sale	--	683	--
Purchases of revenue equipment included in accounts payable	3,744	--	--
See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.  During 2011, 2010 and 2009, the Company’s top ten customers generated 31%, 35% and 32% of total revenue, respectively.  During the three year period ended December 31, 2011, no single customer represented more than 10% of total revenue.  Other accounts receivable consists primarily of proceeds from the sale of revenue equipment.  The carrying amount reported in the balance sheet for accounts receivable approximates fair value as receivables collection averaged approximately 34 days from the billing date.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2011, 2010 and 2009:

	(in thousands)
	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$444	$443	$204
Amounts charged to expense	59	241	313
Uncollectible accounts written off, net of recovery	(83)	(240)	(74)
Balance at end of year	$420	$444	$443

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets include temporary differences relating to depreciation, capitalized leases and certain revenues and expenses.  The Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. The only periods subject to examination for its federal returns are the 2008, 2009 and 2010 tax years. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

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

Property and Equipment

Property and equipment is recorded at cost.  For financial reporting purposes, the cost of such property is depreciated by the straight-line method using the following estimated useful lives: structures – 5 to 39.5 years; revenue equipment – 3 to 10 years; and service, office and other equipment – 3 to 20 years.  Asset sales are made for cash and gains and losses on those sales are reflected in the year of disposal.  Revenue equipment acquired under capital lease is amortized over the lease term.  Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired.  Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and amortized under the Company’s prepaid tire policy.

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25.0% of the original purchase price.  For the year ended December 31, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.6 million and on a net-of-tax basis of approximately $1.0 million ($0.10 per share).

The Company previously owned a facility in Shreveport, Louisiana, which it sold during the fourth quarter of 2010 for cash and a note receivable.   The Company deferred the gain on the sale, which has been recorded in the accompanying consolidated balance sheets and will be recognized into earnings as payments on the note are received.

We review our long-lived assets for impairment in accordance with Topic ASC 360, Property, Plant and Equipment.  This authoritative guidance provides that whenever there are certain significant events or changes in circumstances the value of long-lived assets or groups of assets must be tested to determine if their value can be recovered from their future cash flows.  In the event that undiscounted cash flows expected to be generated by the asset are less than the carrying amount, the asset or group of assets must be evaluated to determine if an impairment of value exists.  Impairment exists if the carrying value of the asset exceeds its fair value.

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at December 31, 2011.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At December 31, 2011, our testing did not result in any impairment.

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

Interest

The Company capitalizes interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt.

The following table shows capitalized interest and interest expense for the years indicated:

	(in thousands)
	Capitalized Interest	Interest Expense
December 31, 2009	$51	$3,030
December 31, 2010	53	3,438
December 31, 2011	43	3,345

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year.  Diluted (loss) earnings per share is computed by adjusting the weighted average shares outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.

Segment Reporting

The service offerings provided by the Company relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. The Company classifies its business into three operating and reportable segments:  our Trucking operating segment consisting of our General Freight and Dedicated Freight service offerings; our SCS operating segment consisting of our freight brokerage service offering; and our rail Intermodal operating segment.  SCS and Intermodal operating segments are intended to provide services that complement the Company’s Trucking services, primarily to existing customers of its Trucking operating segment.  Those complementary services consist of services such as freight brokerage, transportation scheduling, routing and mode selection.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.

Prior to January 1, 2011, we aggregated the financial data for our Trucking operating segment, SCS operating segment and rail Intermodal operating segment into one segment for financial reporting purposes.  During the first two quarters of 2011, we segregated our business into three reportable segments: our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings, our SCS operating segment consisting entirely of our freight brokerage service offering, and our rail Intermodal operating segment.  During the third quarter of 2011, we included the reporting of our rail intermodal operations with our reporting for Trucking operations.  However, for the year ended December 31, 2011, we determined that separate reporting of each segment was the most representative of the nature of our operations.  Accordingly, we again segregated our business into three reportable segments: our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings, our SCS operating segment consisting entirely of our freight brokerage service offering, and our rail Intermodal operating segment.

	Percent of Base Revenue
	Trucking	SCS	Intermodal
December 31, 2011	78.2%	16.3%	5.5%
December 31, 2010	87.5%	9.0%	3.5%
December 31, 2009	93.5%	4.1%	2.4%

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

Assets are not allocated to our SCS segment as the significant majority of our SCS operations provide truckload freight services to our customers through arrangements with third party carriers who utilize their own equipment.  Assets are not allocated to our Intermodal segment as our Intermodal containers are utilized under operating leases with BNSF Railway, which are not capitalized.  To the extent our Intermodal operations require the use of Company-owned trailers they are obtained from our Trucking segment on an as-needed basis.  Accordingly, we allocate all of our assets to our Trucking segment.  However, depreciation and amortization expense is allocated to our SCS segment based on the various assets specifically utilized to generate revenue.  All intercompany transactions between segments are consummated at rates similar to those negotiated with independent third parties.  All other expenses are allocated to our SCS segment based on headcount and specifically identifiable direct costs, as appropriate.

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Year Ended December 31,
	2011	2010	2009
Base revenue
Trucking	$321,283	$338,369	$310,023
SCS	78,105	40,391	16,026
Intermodal	24,396	16,143	9,997
Eliminations	(12,758)	(8,020)	(4,526)
Total base revenue	411,026	386,883	331,520
Fuel surcharge revenue
Trucking	86,869	64,569	47,619
SCS	15,013	5,656	1,904
Intermodal	8,082	3,689	1,945
Eliminations	(1,582)	(636)	(620)
Total fuel surcharge revenue	108,382	73,278	50,848
Total revenue	$519,408	$460,161	$382,368

A summary of operating (loss) income by reportable segments is as follows:

	(in thousands)
	Operating (loss) income
	Year Ended December 31,
	2011	2010	2009
Operating (loss) income
Trucking	$(18,762)	$(2,964)	$(7,641)
SCS	7,100	3,007	952
Intermodal	(987)	49	82
Operating (loss) income	$(12,649)	$92	$(6,607)

A summary of assets by reportable segments is as follows:

	(in thousands)
	Total Assets
	December 31,
	2011	2010	2009
Total Assets
Trucking	$231,776	$232,768	$242,658
Corporate and Other	104,415	94,617	88,042
Total Assets	$336,191	$327,385	$330,700

A summary of amortization and depreciation by reportable segments is as follows:

	(in thousands)
	Depreciation and Amortization
	Year Ended December 31,
	2011	2010	2009
Depreciation and Amortization
Trucking	$46,307	$46,865	$47,398
SCS	77	52	13
Intermodal	441	462	233
Corporate and Other	2,438	2,375	2,508
Total Depreciation and Amortization	$49,263	$49,754	$50,152

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

Reclassification

In 2010, the Company included its SkyBitz® equipment tracking devices, cargo sensors and other revenue equipment accessories in service, office and other equipment on its consolidated balance sheets.  In 2011, these assets in the approximate amount of $19.5 million have been reclassified as revenue equipment in the consolidated balance sheets, with no impact on the consolidated statements of operations, at December 31, 2011 and 2010.

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

2.      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	(in thousands)
	December 31,
	2011	2010
Prepaid tires	$8,999	$8,082
Prepaid licenses, permits and tolls	2,114	2,000
Prepaid insurance	1,409	1,350
Other	944	1,453
Total prepaid expenses and other current assets	$13,466	$12,885

3.      Note Receivable

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company at the end of the note term.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  The Company believes that the note receivable balance at December 31, 2011 in the approximate amount of $2.0 million is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

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

On June 28, 2010, the Company sold its contract related to the forecasted purchase of diesel fuel for the time period of July 2010 through June 2012 in order to realize related gains.  The purchase contract had not been designated as a hedge for accounting purposes; therefore, the related gain was recorded as set forth in the table below.  The amount of the gain was approximately $1.2 million on a pre-tax basis and approximately $0.7 million on a net of tax basis or $0.07 per share for the year ended December 31, 2010.

		(in thousands)
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain Recognized in Income on the Derivative	Amount of Pre-Tax Gain Recognized in Income on Derivative
		2010
Fuel purchase contract	Fuel and fuel taxes	$1,200

5.      Comprehensive Loss

Comprehensive loss consisted of the following components:

(in thousands)
	Year Ended December 31,
	2011	2010	2009
Net loss	$(10,777)	$(3,308)	$(7,177)
Change in fair value of interest rate swap, net of income tax benefit of $(1) for the year ended December 31, 2011, net of income tax benefit of $(19) for the year ended December 31, 2010 and net of income tax benefit of $(79) for the year ended December 31, 2009	(1)	(31)	(126)
Reclassification of derivative net losses to statement of operations, net of income tax of $7 for the year ended December 31, 2011, net of income tax of $50 for the year ended December 31, 2010 and net of income tax of $73 for the year ended December 31, 2009	10	81	118
Total comprehensive loss	$(10,768)	$(3,258)	$(7,185)

6.      Accrued Expenses

Accrued expenses consist of the following:

(in thousands)
	December 31,
	2011	2010
Salaries, wages, bonuses and employee benefits	$3,411	$3,288
Other (1)	4,379	5,113
Total accrued expenses	$7,790	$8,401

(1)	As of December 31, 2011 and 2010, no single item included within other accrued expenses exceeded 5.0% of the Company’s total current liabilities.

7.	Note Payable

On October 14, 2011, the Company entered into an unsecured note payable of $1.8 million.  The note, which is scheduled to mature on September 1, 2012, is payable in monthly installments of principal and interest of approximately $0.2 million and bears interest at 1.9%.  The balance of the note payable at December 31, 2011 was $1.4 million.  The note is payable to a third party other than the insurance company and is being used to finance a portion of the Company’s annual insurance premiums.

At December 31, 2010, we had an unsecured note payable of $1.0 million.  The note, which was payable in monthly installments of principal and interest of approximately $0.1 million and bearing interest at 2.6% matured on September 1, 2011.  The note was payable to a third party other than the insurance company and was being used to finance a portion of the Company’s annual insurance premiums.

8.	Long-term Debt

Long-term debt consists of the following:

(in thousands)
	December 31,
	2011	2010
Revolving credit agreement (1)	$68,800	$49,900
Capitalized lease obligations (2)	49,273	48,616
	118,073	98,516
Less current maturities	(19,146)	(18,766)
Long-term debt, less current maturities	$98,927	$79,750

(1)
On April 19, 2010, we entered into a Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility scheduled to mature on September 1, 2010.  The Credit Agreement, which was amended June 14, 2010, provides for available borrowings of up to $100.0 million, including letters of credit not to exceed $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the LIBOR plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement will expire on April 19, 2014.

Borrowings under the Credit Agreement are classified as “base rate loans,” “LIBOR loans” or “Euro dollar loans.” Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.0%, based on the Company’s leverage ratio.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  Euro dollar loans and letters of credit accrue interest at the LIBOR rate in effect at the beginning of the month in which the borrowing occurs plus an applicable margin that is adjusted quarterly between 2.00% and 3.25% based on the Company’s leverage ratio.  On a quarterly basis, the Company must pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it must pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

The interest rate on our overnight borrowings under the Credit Agreement at December 31, 2011, was 4.25%.  The interest rate including all borrowings made under the Credit Agreement at December 31, 2011 was 3.7%.  The weighted average interest rate on the Company’s borrowings under the agreements for the year ended December 31, 2011 was 2.9%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At December 31, 2011, the rate was 0.375% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $166.2 million at December 31, 2011, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.0 to 1.0 and a minimum fixed charge ratio of 1.4 to 1) and to maintain a minimum tangible net worth of approximately $106.4 million at December 31, 2011.  We were in compliance with these covenants throughout 2011 and at December 31, 2011.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  The borrowings under the Credit Agreement approximate its fair value and at December 31, 2011, the Company had outstanding $2.2 million in letters of credit.  As the Company reprices its debt on a quarterly basis, the borrowings under the Credit Agreement approximate their fair value.

(2)
The Company’s capitalized lease obligations have various termination dates extending through July 31, 2015 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.1% at December 31, 2011.  The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

9.	Leases and Commitments

The Company leases certain revenue equipment under capital leases with terms of 36, 42 or 45 months. Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below as of December 31 for the years indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
December 31, 2010	$69,795	$20,777	$49,018
December 31, 2011	72,272	22,525	49,747

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

	(in thousands)
	For the Year Ended December 31,
	2011	2010	2009
Amortization of leased assets	$12,447	$12,134	$10,739
Rent expense under operating leases	3,914	2,037	1,203

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

At December 31, 2011, the future minimum payments under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated.

	(in thousands)
	2011	2012	2013	2014	2015	Thereafter
Future minimum payments	$20,167	$14,297	$9,160	$7,564	$--	$--
Future rentals under operating leases	1,767	990	801	167	10	303

 As of December 31, 2011, the remaining minimum capital lease payments were $49.2 million, which excludes amounts representing interest of $1.9 million.  The current portion of net minimum lease payments, including interest, is $20.2 million.

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

As of December 31, 2011, we had no commitments for purchases of revenue equipment, and approximately $0.03 million for non-revenue purchases.

During January 2012, we committed to purchase revenue equipment in the approximate amount of $38.0 million, approximately $7.8 million of which is cancelable by us upon advance written notice.

10.      Federal and State Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)
	December 31,
	2011	2010
Current deferred tax assets:
Accrued expenses not deductible until paid	$2,766	$3,027
Equity Incentive Plan	299	323
Revenue recognition	229	327
Allowance for doubtful accounts	161	170
Other	15	--
Total current deferred tax assets	3,470	3,847

Current deferred tax liabilities:
Prepaid expenses deductible when paid	(5,163)	(4,941)
Total current deferred tax liabilities	(5,163)	(4,941)
Net current deferred tax liabilities	$(1,693)	$(1,094)

Noncurrent deferred tax assets:
Interest rate swap	$--	$19
Non-compete agreement	63	85
Net operating loss	12,551	7,657
Total noncurrent deferred tax assets	12,614	7,761

Noncurrent deferred tax liabilities:
Tax over book depreciation	(57,612)	(58,400)
Capitalized leases	(157)	(108)
Other	(38)	(35)
Total noncurrent deferred tax liabilities	(57,807)	(58,543)
Net noncurrent deferred tax liabilities	$(45,193)	$(50,782)

        For the year ended December 31, 2011, the Company’s effective tax rate increased to 31.5% from 0.2%.  This increase was primarily due to a decrease in our taxable loss, which was offset by our non-deductible items.  The change in the effective tax rate resulted in a decrease of the net deferred tax liability of approximately $5.6 million.

The Company's federal net operating loss carryforwards are available to offset future federal taxable income, if any, through 2031, while its state net operating loss carryforwards and state tax credits generally expire over various periods through 2031 based on jurisdiction.

Significant components of the provision (benefits) for income taxes are as follows:

	(in thousands)
	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$--	$--	$(8,717)
State	--	--	(1,806)
Total current	--	--	(10,523)

Deferred:
Federal	(4,113)	6	6,851
State	(852)	1	1,419
Total deferred	(4,965)	7	8,270
Total income tax (benefit) expense	$(4,965)	$7	$(2,253)

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

	(in thousands)
	Year Ended December 31,
	2011	2010	2009
Income tax (benefit) expense at statutory federal rate	$(5,352)	$(1,122)	$(3,206)
Federal income tax effects of:
State income tax expense	290	--	136
Per diem and other nondeductible meals and entertainment	900	1,024	1,022
Other	49	104	194
Federal income tax (benefit) expense	(4,113)	6	(1,854)
State income tax (benefit) expense	(852)	1	(399)
Total income tax (benefit) expense	$(4,965)	$7	$(2,253)

Effective tax rate	31.5%	0.2%	23.9%

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

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members.  Team members can contribute up to 50.0% of their compensation, subject to statutory limits, with the Company matching 50.0% of the first 4.0% of compensation contributed by each team member.  Team members’ rights to employer contributions vest after three years from their date of employment.  Effective April 1, 2009, the Company suspended its contribution match.

Company matching contributions to the plan are included in salaries, wages and employee benefits in the accompanying statements of operations and are reflected in the table below for the years indicated.

	(in thousands)
	For the Year Ended December 31,
	2011	2010	2009
Company matching contributions	$--	$--	$171

12.      Stock Plans

The current equity compensation plan that has been approved by the Company’s stockholders is its 2004 Equity Incentive Plan.  The Company does not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by its stockholders.

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,050,000 shares of Common Stock to directors, officers and other key team members.  On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of Common Stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board.  No options were granted under this plan for less than the fair market value of the Common Stock as defined in the plan at the date of the grant.  Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted.  Options granted under this plan generally vest ratably over three to five years.  The option price under this plan is the fair market value of the Company’s Common Stock at the date the options were granted, except that the exercise prices of options granted to the Chairman of the Board are equal to 110.0% of the fair market value of the Company’s Common Stock at the date those options were granted.  At December 31, 2011, 605,433 shares were available for granting future options or other equity awards under this plan.  The Company issues new shares upon the exercise of stock options.

Compensation cost recognized in 2011, 2010 and 2009 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006.  The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is recognized over the vesting period.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the years indicated.

	(in thousands)
	For the Year Ended December 31,
	2011	2010	2009
Compensation expense	$65	$133	$223

On January 28, 2009, the Executive Compensation Committee of the Board of Directors of the Company approved the USA Truck, Inc. Executive Team Incentive Plan.  The Executive Team Incentive Plan consists of cash and equity incentive awards.  The cash incentives will be awarded upon the achievement of predetermined results in designated performance measurements, which will be identified by the Committee on an annual basis.  Executive Team Incentive Plan participants will be paid a cash percentage of their base salaries corresponding with the level of results achieved.  As determined by the Committee on an annual basis, Executive Team Incentive Plan participants are also eligible for an annual Equity Incentive Award consisting of Company Common Stock, issued under the 2004 Equity Incentive Plan.  The Equity Incentive Awards will consist of a combination of Restricted Stock Awards (“RSAs”) and Incentive Stock Options (“ISOs”).  The value of the equity award to each participant will be granted fifty percent in the form of RSAs and fifty percent in the form of ISOs, as defined.  To the extent options fail to qualify as “incentive stock options” under IRS regulations, they will be non-qualified stock options.  Annual awards approved by the Committee will be granted quarterly and will vest one-third each year on August 1, beginning the year following the year in which the shares are awarded.  On January 27, 2010 and January 26, 2011, the Committee approved the granting of the annual awards for 2010 and 2011, respectively, under this plan.

The following grants were made in accordance with the terms of the Executive Team Incentive Plan for the years indicated.

Grant Date	Restricted Shares (1)	Number of Shares Under Options (1)	Grant Price (2)
2009
February 2	5,113	12,283	$14.18
May 1	5,222	16,473	13.88
August 3	4,997	15,291	14.50
November 2	6,478	20,949	11.19
2010
February 1	3,250	11,222	12.21
May 3	2,105	6,895	18.58
August 2	2,085	5,555	16.49
November 1	2,526	6,284	13.61
2011
February 1	3,262	10,988	12.20
May 2	2,798	13,225	12.52
August 1	4,483	22,247	12.11
November 1	3,244	6,342	9.03

(1)	Net of forfeited shares.

(2)	The shares were valued at the closing price of the Company’s Common Stock on the dates of awards.

Upon Mr. Terry Elliott’s appointment as Chairman of the Board in May 2011, the Board of Directors approved a compensation package which included, in part, an annual equity award of restricted stock.  The award will be made annually on the date of the annual meeting of stockholders and the number of shares to be awarded will be determined based on the average stock price during the prior four fiscal quarters, and all shares granted shall vest on the date of the next succeeding annual meeting of stockholders.  Accordingly, on June 15, 2011, Mr. Elliott was awarded 2,772 restricted shares.

On February 6, 2012, the Executive Compensation Committee granted an award of 1,220 restricted shares and incentive stock options to acquire 2,451 shares of the Company’s Common Stock.  Both of these awards were valued at $8.94 per share, which was the closing price of the Company’s Common Stock on that date.

Information related to option activity for the year ended December 31, 2011 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	152,600	$16.01
Granted (2)	52,802	11.86
Exercised	(8,104)	11.47		$7,424
Cancelled/forfeited	(30,726)	14.21
Expired	(38,688)	16.74
Outstanding at December 31, 2011	127,884	$14.80	3.2	$--
Exercisable at December 31, 2011	49,550	$16.94	1.6	$--

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of the Company’s Common Stock, as determined by the closing price on December 30, 2011 (the last trading day of the fiscal year), was $13.23.  The intrinsic value for options exercised in 2011 was $7,424, in 2010 was $136,307 and in 2009 was $97,656.

(2)	The weighted-average grant date fair value of options granted during 2011, 2010 and 2009 was $2.99, $4.94 and $4.51, respectively.

The exercise price, number, weighted-average remaining contractual life of options outstanding and the number of options exercisable as of December 31, 2011 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number of Options Exercisable
$9.03	6,342	4.6	--
11.19	12,287	2.6	8,165
12.11	20,616	4.6	--
12.20	8,094	4.6	--
12.21	6,669	3.6	2,220
12.52	11,059	4.6	--
13.61	4,314	3.6	1,438
13.88	9,661	2.6	6,423
14.18	7,204	2.6	4,787
14.50	8,968	2.6	5,963
16.49	3,815	3.6	1,270
18.58	4,155	3.6	1,384
22.54	23,700	1.1	16,900
30.22	1,000	0.6	1,000
	127,884	3.2	49,550

The following assumptions were used to value the stock options granted during the years indicated:

	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	22.6% - 67.1%	32.8% - 50.2%	36.5% - 53.1%
Risk-free interest rate	0.7% - 1.7%	0.9% - 2.1%	1.4%
Expected life (in years)	4.13 - 4.25	4.13 - 4.25	4.13 - 4.25

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

        The fair value of stock options and restricted stock that vested during the year is as follows for the years indicated.

	(in thousands)
	December 31,
	2011	2010	2009
Stock options	$191	$186	$114
Restricted stock	91	82	--

The 2003 Restricted Stock Award Plan, which terminated on August 31, 2009, allowed the Company to issue up to 150,000 shares of Common Stock as awards of restricted stock to its officers, 100,000 shares of which had been awarded.  The then Chairman of the Board contributed 100,000 shares of his Common Stock to the Company for purposes of issuance under the 2003 Restricted Stock Award Plan.  Shares issued as restricted stock awards under the 2003 Restricted Stock Award Plan consisted solely of shares of Common Stock contributed to the Company by its then Chairman of the Board.  Awards under the 2003 Restricted Stock Award Plan vested over a period of no less than five years and vesting of awards was also subject to the achievement of such performance goals as set by the Board of Directors based on criteria set forth in the 2003 Restricted Stock Award Plan.  Currently, the performance goals require the attainment of an annual retained earnings growth rate of 10.0% in order for the shares to qualify for full vesting (with 50.0% vesting if a 9.0% growth rate is achieved).  To the extent the performance goals are not achieved and there is not full vesting in the shares awarded, the compensation expense recognized to the extent of the non-vested and forfeited shares will be reversed.  Pursuant to the provisions of the Plan, any shares that are forfeited due to the Company not meeting performance criteria, any shares that remained in the Plan that were not subject to outstanding awards when the Plan terminated and any previously awarded shares that are forfeited after the Plan terminates are to be returned to Mr. Robert M. Powell, former Chairman of the Board of Directors (the individual who originally contributed the shares). Accordingly, at September 1, 2009, the 38,000 previously forfeited shares were returned to Mr. Powell.  Any shares forfeited after this date, were returned to Mr. Powell on their scheduled vesting date.

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

Compensation expense related to restricted stock awarded under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the years indicated.

	(in thousands)
	For the Year Ended December 31,
	2011	2010	2009
Compensation (credit) expense	$(49)	$103	$372

 Information related to the 2003 Restricted Stock Award Plan for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares - December 31, 2010	2,000	$27.66
Granted	--	--
Forfeited	(2,000)	27.66
Vested	--	--
Nonvested shares - December 31, 2011	--	--

(1)	The shares were valued at the average of the high and low trading price of the Company’s common stock on the date of the award.

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date.  Each participating officer’s restricted shares of Common Stock will vest in varying amounts over the ten-year period beginning April 1, 2011, subject to the Company’s attainment of retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares that fail to vest as a result of the Company’s failure to attain a performance goal will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that plan until that plan expires in 2014.

During the quarter ended June 30, 2010, management determined that the performance criteria will not be met for the shares that were to vest on April 1, 2011; therefore, these shares were deemed forfeited and recorded as Treasury Stock.  During the second quarter of 2011, management determined that the performance criteria will not be met for the shares that were scheduled to vest on April 1, 2012 and April 1, 2013; therefore, these shares were deemed forfeited and recorded as Treasury Stock.  These forfeited shares will remain outstanding until their scheduled vesting dates, at which time their forfeitures will become effective and the shares will revert to the 2004 Equity Incentive Plan.  The table below sets forth the information relating to the forfeitures of these shares.

July 16, 2008 Restricted Stock Award Forfeitures
Scheduled Vest Date	Date Deemed Forfeited and Recorded as Treasury Stock	Shares Forfeited (in thousands)	Expense Recovered (in thousands)	Date Shares Returned to Plan
April 1, 2011	June 30, 2010	9	$70	April 1, 2011
April 1, 2012	June 30, 2011	8 (1)	66	April 1, 2012
April 1, 2013	June 30, 2011	15 (1)	101	April 1, 2013

(1)
In October 2011, in connection with the termination of employment of a recipient, the forfeiture relating to approximately 2,000 shares scheduled to vest on April 1, 2012 and 2,000 shares scheduled to vest on April 1, 2013, included herein, became effective.  Accordingly, these shares have been removed from Treasury Stock at December 31, 2011.

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the year ended December 31, 2011, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2010	198,370	$12.33
Granted	16,559	11.28
Forfeited	(60,795)	12.30
Vested	(7,510)	13.81
Nonvested shares – December 31, 2011	146,624	$12.14

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

Information set forth in the following table is related to stock options and restricted stock as of December 31, 2011.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$152	$980
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.4	5.2

13.  Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Year Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(10,777)	$(3,308)	$(7,177)

Denominator:

Denominator for basic loss per share – weighted average shares	10,302	10,295	10,240

Effect of dilutive securities:
Employee stock options and restricted stock	--	--	--
	--	--	--
Denominator for diluted loss per share – adjusted weighted-average shares and assumed conversions	10,302	10,295	10,240
Basic loss per share	$(1.05)	$(0.32)	$(0.70)
Diluted loss per share	$(1.05)	$(0.32)	$(0.70)
Weighted average anti-dilutive employee stock options and restricted stock	144	122	131

14.	Common Stock Transactions

 On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the years ended December 31, 2009, 2010 and 2011, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

15.	Fair Value of Financial Instruments

At December 31, 2011 and 2010, the amounts reported in the Company’s consolidated balance sheets for its Credit Agreement and capital leases approximate their fair value.

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

On July 2, 2010, a former driver team member, filed a lawsuit against us titled Hermes Cerdenia v. USA Truck, Inc. in the Superior Court of the State of California for the County of San Bernardino, alleging various violations of the California Labor Code and seeking certification of the suit as a class action to include “all individuals currently and formerly employed in California as drivers, or other similarly titled positions.”  We successfully removed the case to the United States District Court, Central District of California and filed an answer denying the plaintiff’s allegations.  The lawsuit sought monetary damages for the alleged violations.  In February 2011, we negotiated settlement of the lawsuit through mediation subject to the District Court’s review and approval.  Such approval of the $250,000 settlement was received in October 2011.  We had fully accrued the agreed upon settlement amount during the second quarter of 2011 and the amount was paid during November 2011.

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million.   Blankenship has now filed a notice that he intends to appeal the matter.

17.	Subsequent Event

On March 8, 2012, USA Truck, Inc. (the “Company”) entered into that certain Second Amendment to Credit Agreement (the “Second Amendment”) with Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), which amends that certain Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders, as amended (the “Credit Agreement”).

The Second Amendment, among other things, (i) amended the “Applicable Margin” and “Applicable Unused Fee Rate” as set forth in the tables below, (ii) eased the consolidated leverage ratio through the 2012 calendar year such that, where previously the ratio of consolidated debt to consolidated EBITDAR was not to exceed 3.00 to 1.00, now the consolidated leverage ratio is not to exceed:  3.60 to 1.00 for the period January 1, 2012 through June 30, 2012; 3.40 to 1.00 for the period July 1, 2012 through September 30, 2012; 3.25 to 1.00 for the period October 1, 2012 through December 31, 2012; and 3.00 to 1.00 for the period commencing January 1, 2013 and at all times thereafter, and (iii) eased the consolidated fixed charge coverage ratio through the 2012 calendar year such that, where previously the consolidated fixed charge coverage ratio was not to be less than 1.40 to 1.00, now the consolidated fixed charge coverage ratio is not to exceed:  1.00 to 1.00 for the period January 1, 2012 through June 30, 2012; 1.10 to 1.00 for the period July 1, 2012 through September 30, 2012; 1.20 to 1.00 for the period October 1, 2012 through December 31, 2012; and 1.40 to 1.00 for the period commencing January 1, 2013 and at all times thereafter.

New Pricing

Ratio of Consolidated Debt to Consolidated EBITDAR	Euro-Dollar Loans and Letters of Credit	Base Rate Loans	Applicable Unused Fee Rate
Greater than 3.00 to 1.00	3.75%	1.50%	0.375%
Greater than 2.75 to 1.00 but less than or equal to 3.00 to 1.00	3.25%	1.00%	0.375%
Greater than 2.25 to 1.00 but less than or equal to 2.75 to 1.00	2.75%	0.5%	0.30%
Greater than 1.75 to 1.00 but less than or equal to 2.25 to 1.00	2.50%	0.25%	0.25%
Less than or equal to 1.75 to 1.00	2.00%	0%	0.25%

Prior Pricing

Ratio of Consolidated Debt to Consolidated EBITDAR	Euro-Dollar Loans and Letters of Credit	Base Rate Loans	Applicable Unused Fee Rate
Greater than 2.75 to 1.00	3.25%	1.0%	0.375%
Greater than 2.25 to 1.00 but less than or equal to 2.75 to 1.00	2.75%	0.5%	0.30%
Greater than 1.75 to 1.00 but less than or equal to 2.25 to 1.00	2.50%	0.25%	0.25%
Less than or equal to 1.75 to 1.00	2.00%	0%	0.25%

In exchange for these amendments, the Company agreed to pay fees of $250,000.

18.	Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2011 and 2010:

	(in thousands, except per share amounts)
	2011
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$124,042	$139,027	$130,137	$126,202
Operating expenses and costs	127,224	136,815	135,996	132,021
Operating (loss) income	(3,182)	2,212	(5,859)	(5,819)
Other expenses, net	732	795	703	863
(Loss) income before income taxes	(3,914)	1,417	(6,562)	(6,682)
Income tax (benefit) expense	(1,198)	819	(2,257)	(2,328)
Net (loss) income	$(2,716)	$598	$(4,305)	$(4,354)

Average shares outstanding (Basic)	10,298	10,306	10,294	10,297
Basic (loss) earnings per share	$(0.26)	$0.06	$(0.42)	$(0.42)

Average shares outstanding (Diluted)	10,298	10,317	10,294	10,297
Diluted (loss) earnings per share	$(0.26)	$0.06	$(0.42)	$(0.42)

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

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of December 31, 2011, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our management’s evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.  The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  In accordance with these controls and procedures, information is accumulated and communicated to management, including our CEO, as appropriate, to allow timely decisions regarding disclosures. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
USA Truck, Inc.

We have audited USA Truck, Inc.’s (a Delaware Corporation) and subsidiary, (collectively, the “Company”), internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USA Truck, Inc. and subsidiary, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 14, 2012

Item 9B.    OTHER INFORMATION
On March 8, 2012, USA Truck, Inc. (the “Company”) entered into that certain Second Amendment to Credit Agreement (the “Second Amendment”) with Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), which amends that certain Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders, as amended (the “Credit Agreement”).

The Second Amendment, among other things, (i) amended the “Applicable Margin” and “Applicable Unused Fee Rate” as set forth in the tables below, (ii) eased the consolidated leverage ratio through the 2012 calendar year such that, where previously the ratio of consolidated debt to consolidated EBITDAR was not to exceed 3.00 to 1.00, now the consolidated leverage ratio is not to exceed:  3.60 to 1.00 for the period January 1, 2012 through June 30, 2012; 3.40 to 1.00 for the period July 1, 2012 through September 30, 2012; 3.25 to 1.00 for the period October 1, 2012 through December 31, 2012; and 3.00 to 1.00 for the period commencing January 1, 2013 and at all times thereafter, and (iii) eased the consolidated fixed charge coverage ratio through the 2012 calendar year such that, where previously the consolidated fixed charge coverage ratio was not to be less than 1.40 to 1.00, now the consolidated fixed charge coverage ratio is not to exceed:  1.00 to 1.00 for the period January 1, 2012 through June 30, 2012; 1.10 to 1.00 for the period July 1, 2012 through September 30, 2012; 1.20 to 1.00 for the period October 1, 2012 through December 31, 2012; and 1.40 to 1.00 for the period commencing January 1, 2013 and at all times thereafter.

New Pricing

Ratio of Consolidated Debt to Consolidated EBITDAR	Euro-Dollar Loans and Letters of Credit	Base Rate Loans	Applicable Unused Fee Rate
Greater than 3.00 to 1.00	3.75%	1.50%	0.375%
Greater than 2.75 to 1.00 but less than or equal to 3.00 to 1.00	3.25%	1.00%	0.375%
Greater than 2.25 to 1.00 but less than or equal to 2.75 to 1.00	2.75%	0.5%	0.30%
Greater than 1.75 to 1.00 but less than or equal to 2.25 to 1.00	2.50%	0.25%	0.25%
Less than or equal to 1.75 to 1.00	2.00%	0%	0.25%

Prior Pricing

Ratio of Consolidated Debt to Consolidated EBITDAR	Euro-Dollar Loans and Letters of Credit	Base Rate Loans	Applicable Unused Fee Rate
Greater than 2.75 to 1.00	3.25%	1.0%	0.375%
Greater than 2.25 to 1.00 but less than or equal to 2.75 to 1.00	2.75%	0.5%	0.30%
Greater than 1.75 to 1.00 but less than or equal to 2.25 to 1.00	2.50%	0.25%	0.25%
Less than or equal to 1.75 to 1.00	2.00%	0%	0.25%

         In exchange for these amendments, the Company agreed to pay fees of $250,000.

         There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2011.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Additional Information Regarding the Board of Directors – Biographical Information,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2012, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

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

The sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2012, set forth certain information with respect to the compensation of management and Directors and related matters and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2012, sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” of this annual report on Form 10-K, which sets forth certain information with respect to our equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Additional Information Regarding the Board of Directors – Board Meetings, Director Independence and Committees – Director Independence” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2012, set forth certain information with respect to relations of and transactions by management and the independence of our directors and nominees for election as directors and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 2, 2012, sets forth certain information with respect to the fees billed by our independent registered public accounting firm and the nature of services rendered for such fees for each of the two most recent fiscal years and with respect to our Audit Committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and is incorporated herein by reference.

                                                                PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a) The following documents are filed as a part of this report:	Page
1.	Financial statements.
	The following financial statements of the Company are included in Part II, Item 8 of this report:
	Consolidated Balance Sheets as of December 31, 2011 and 2010	44
	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	45
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	46
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	47
	Notes to Consolidated Financial Statements	48

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
	-Form of Stock Option Award Agreement (Exhibit 10.10)
	-USA Truck, Inc. 2004 Equity Incentive Plan (Exhibit 10.6)
	-USA Truck, Inc. Executive Team Incentive Plan (Exhibit 10.8)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ Clifton R. Beckham	By:	/s/ Darron R. Ming
	Clifton R. Beckham		Darron R. Ming
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer

Date:	March 14, 2012	Date:	March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry A. Elliott
Terry A. Elliott	Chairman of the Board and Director	March 14, 2012

/s/ Clifton R. Beckham
Clifton R. Beckham	President, Chief Executive Officer and Director	March 14, 2012

/s/ Darron R. Ming
Darron R. Ming	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2012

/s/ James B. Speed
James B. Speed	Director	March 14, 2012

/s/ William H. Hanna
William H. Hanna	Director	March 14, 2012

/s/ James D. Simpson, III
James D. Simpson, III	Director	March 14, 2012

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	March 14, 2012

/s/ Robert A. Peiser
Robert A. Peiser	Director	March 14, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit
3.01
Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

3.02	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
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

3.05	Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).
3.06**	Certificate of Amendment to Certificate of Incorporation of the Company dated May 3, 2006
4.01	Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.03
Restated and Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

4.04	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
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

10.8*		USA Truck, Inc. Executive Team Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 30, 2009).
10.9
First Amendment to Credit Agreement, dated June 14, 2010, among the Company, International Freight Services, Inc., the Lenders listed therein, and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.2 on Form 10-Q filed with the Securities and Exchange Commission on July 30, 2010).

10.10**		Form of Stock Option Award Agreement.
21		The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the reporting fiscal year ending December 31, 2011.
23.1**		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1**		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	#	XBRL Instance Document.
101.SCH	#	XBRL Taxonomy Extension Schema Document.
101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract, compensatory plan or arrangement.
** Filed herewith.
# In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”