Form 10-Q
period 2012-03-31
USA TRUCK INC
filed 2012-05-10
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of May 9, 2012 is 10,431,211.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$4,305	$2,659
Accounts receivable:
Trade, less allowance for doubtful accounts of $482 in 2012 and $420 in 2011	59,171	55,359
Other	2,741	1,582
Inventories	1,869	1,831
Prepaid expenses and other current assets	15,893	13,466
Total current assets	83,979	74,897

Property and equipment:
Land and structures	31,454	31,377
Revenue equipment	356,270	372,331
Service, office and other equipment	16,034	15,853
Property and equipment, at cost	403,758	419,561
Accumulated depreciation and amortization	(154,322)	(160,761)
Property and equipment, net	249,436	258,800
Note receivable	1,997	2,003
Other assets	539	491
Total assets	$335,951	$336,191

Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$5,098	$5,044
Trade accounts payable	21,393	21,691
Current portion of insurance and claims accruals	3,826	3,418
Accrued expenses	8,975	7,790
Note payable	915	1,370
Current maturities of long-term debt and capital leases	16,251	19,146
Deferred income taxes	2,314	1,693
Total current liabilities	58,772	60,152

Deferred gain	610	612
Long-term debt and capital leases, less current maturities	108,108	98,927
Deferred income taxes	41,839	45,193
Insurance and claims accruals, less current portion	4,515	4,335

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,774,547 shares in 2012 and 11,791,997 shares in 2011	118	118
Additional paid-in capital	65,225	65,284
Retained earnings	78,565	83,438
Less treasury stock, at cost (1,345,250 shares in 2012 and 1,347,941 shares in 2011)	(21,801)	(21,868)
Total stockholders’ equity	122,107	126,972
Total liabilities and stockholders’ equity	$335,951	$336,191
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended
	March 31,
	2012	2011

Revenue:
Trucking revenue	$75,937	$82,874
Strategic Capacity Solutions revenue	17,595	11,568
Intermodal revenue	4,291	5,208
Base revenue	97,823	99,650
Fuel surcharge revenue	25,850	24,392
Total revenue	123,673	124,042

Operating expenses and costs:
Salaries, wages and employee benefits	35,514	33,100
Fuel and fuel taxes	34,770	34,727
Purchased transportation	26,978	25,379
Depreciation and amortization	11,157	12,614
Operations and maintenance	10,931	9,877
Insurance and claims	4,882	5,864
Operating taxes and licenses	1,507	1,398
Communications and utilities	1,023	985
Gain on disposal of assets, net	(542)	(915)
Other	4,089	4,195
Total operating expenses and costs	130,309	127,224
Operating loss	(6,636)	(3,182)

Other expenses (income):
Interest expense	986	743
Other, net	(75)	(11)
Total other expenses, net	911	732
Loss before income taxes	(7,547)	(3,914)
Income tax benefit	(2,674)	(1,198)

Net loss	$(4,873)	$(2,716)

Net loss per share information:
Average shares outstanding (Basic)	10,300	10,298
Basic loss per share	$(0.47)	$(0.26)

Average shares outstanding (Diluted)	10,300	10,298
Diluted loss per share	$(0.47)	$(0.26)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	(in thousands)
	Three Months Ended
	March 31,
	2012	2011
Net loss	$(4,873)	$(2,716)
Change in fair value of interest rate swap, net of income tax of $1 for the three months ended March 31, 2011	--	1
Reclassification of derivative net losses to statement of operations, net of income tax of $7 for the three months ended March 31, 2011	--	10
Total comprehensive loss	$(4,873)	$(2,705)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2011	11,792	$118	$65,284	$83,438	$(21,868)	$126,972
Exercise of stock options	--	--	--	--	--	--
Excess tax benefit from stock options and Restricted Stock	--	--	--	--	--	--
Transfer of stock into (out of) Treasury Stock	--	--	(67)	--	67	--
Stock-based compensation	--	--	8	--	--	8
Restricted stock award grant	--	--	--	--	--	--
Forfeited restricted stock	(18)	--	--	--	--	--
Net share settlement related to Restricted Stock vesting	--	--	--	--	--	--
Return of forfeited restricted stock	--	--	--	--	--	--
Net loss	--	--	--	(4,873)	--	(4,873)
Balance at March 31, 2012	11,774	$118	$65,225	$78,565	$(21,801)	$122,107

              See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
	March 31,
	2012	2011
Operating activities
Net loss	$(4,873)	$(2,716)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,157	12,614
Provision for doubtful accounts	62	(7)
Deferred income taxes	(2,674)	(1,190)
Stock-based compensation	8	19
Gain on disposal of assets, net	(542)	(915)
Recognition of deferred gain	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(5,033)	(8,950)
Inventories and prepaid expenses	(2,465)	(2,428)
Trade accounts payable and accrued expenses	4,572	7,775
Insurance and claims accruals	760	516
Net cash provided by operating activities	970	4,717

Investing activities
Purchases of property and equipment	(341)	(15,085)
Proceeds from sale of property and equipment	5,860	6,757
Change in other assets	(42)	(11)
Net cash provided by (used in) investing activities	5,477	(8,339)

Financing activities
Borrowings under long-term debt	51,557	21,638
Principal payments on long-term debt	(44,857)	(14,852)
Principal payments on capitalized lease obligations	(11,100)	(2,899)
Principal payments on note payable	(455)	(334)
Net increase (decrease) in bank drafts payable	54	(15)
Proceeds from exercise of stock options	--	1
Net cash (used in) provided by financing activities	(4,801)	3,539

Increase (decrease) in cash	1,646	(83)
Cash:
Beginning of period	2,659	2,726
End of period	$4,305	$2,643

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$995	$730
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	10,686	8,506
Purchases of revenue equipment included in accounts payable	--	2,247

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our business is classified into three operating and reportable segments:  our Trucking operating segment consisting primarily of our General Freight and Dedicated Freight service offerings; our Strategic Capacity Solutions (“SCS”) operating segment consisting entirely of our freight brokerage service offering; and our rail Intermodal operating segment.

The balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 3 – STOCK-BASED COMPENSATION

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,050,000 shares of Common Stock to directors, officers and other key employees.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $8.94 to $30.22 as of March 31, 2012.  At March 31, 2012, 626,763 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended
	March 31,
	2012	2011
Compensation expense	$11	$--

The table below sets forth the assumptions used to value stock options granted during the periods indicated:

	2012	2011
Dividend yield	0%	0%
Expected volatility	64.0%	22.6 – 67.1%
Risk-free interest rate	0.6%	0.7 – 1.7%
Expected life (in years)	4.00 – 4.25	4.13 – 4.25

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

Information related to option activity for the three months ended March 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	127,884	$14.80
Granted	8,475	8.94
Exercised	--	--		$--
Cancelled/forfeited	(7,403)	14.64
Expired	(4,952)	21.40
Outstanding at March 31, 2012	124,004	$14.16	3.1	$--
Exercisable at March 31, 2012	44,598	$16.44	1.5	$--

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on March 30, 2012 (the last trading day of the quarter), was $7.75.

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

	(in thousands)
	Three Months Ended
	March 31,
	2012	2011
Compensation (credit) expense	$(3)	$19

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the three months ended March 31, 2012, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2011	146,624	$12.14
Granted	1,220	8.94
Forfeited	(18,670)	12.10
Vested	--	--
Nonvested shares – March 31, 2012	129,174	$12.12

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

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

Information set forth in the following table is related to stock options and restricted stock as of March 31, 2012.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$143	$801
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.5	5.1

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the three months ended March 31, 2012, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

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

	Percent of Base Revenue
	Trucking	SCS	Intermodal
Three Months ended
March 31, 2012	77.6%	18.0%	4.4%
March 31, 2011	83.2%	11.6%	5.2%

Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics for all three operating segments include, for example, revenue per mile and miles per tractor per week.  While the operations of our SCS segment typically do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.  Our Intermodal business does involve the use of our equipment as we utilize our trailers and leased containers to provide this service.  Accordingly, the operations of this segment are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

Assets are not allocated to our SCS segment as the significant majority of our SCS operations provide truckload freight services to our customers through arrangements with third party carriers who utilize their own equipment.  Assets are not allocated to our Intermodal segment as our Intermodal containers are utilized under operating leases with BNSF Railway, which are not capitalized.  To the extent our Intermodal operations require the use of Company-owned trailers, they are obtained from our Trucking segment on an as-needed basis.  Accordingly, we allocate all of our assets to our Trucking segment.  However, depreciation and amortization expense is allocated to our SCS and Intermodal segments based on the various assets specifically utilized to generate revenue.  All intercompany transactions between segments are consummated at rates similar to those negotiated with independent third parties.  All other expenses are allocated to our SCS and Intermodal segments based on headcount and specifically identifiable direct costs, as appropriate.

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Three Months Ended
	March 31,
	2012	2011
Base revenue
Trucking	$75,937	$82,874
SCS	22,318	13,935
Intermodal	4,406	5,760
Eliminations	(4,838)	(2,919)
Total base revenue	97,823	99,650
Fuel surcharge revenue
Trucking	21,031	20,400
SCS	4,026	2,527
Intermodal	1,302	1,669
Eliminations	(509)	(204)
Total fuel surcharge revenue	25,850	24,392
Total revenue	$123,673	$124,042

A summary of operating (loss) income by reportable segments is as follows:

	(in thousands)
	Operating (loss) income
	Three Months Ended
	March 31,
	2012	2011
Operating (loss) income
Trucking	$(7,956)	$(4,117)
SCS	1,544	1,333
Intermodal	(224)	(398)
Operating (loss) income	$(6,636)	$(3,182)

A summary of assets by reportable segments is as follows:

	(in thousands)
	Total Assets
	March 31,	December 31,
	2012	2011
Total Assets
Trucking	$222,748	$231,776
Corporate and Other	113,203	104,415
Total Assets	$335,951	$336,191

A summary of amortization and depreciation by reportable segments is as follows:

	(in thousands)
	Depreciation and Amortization
	Three Months Ended
	March 31,
	2012	2011
Depreciation and Amortization
Trucking	$10,407	$11,913
SCS	27	14
Intermodal	93	100
Corporate and Other	630	587
Total Depreciation and Amortization	$11,157	$12,614

NOTE 6 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in five years.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  During the three month periods ended March 31, 2012 and March 31, 2011, the Company recognized approximately $1,650 and $1,000, respectively, of this gain.  The Company believes that the note receivable balance at March 31, 2012, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

NOTE 7 – CLAIMS LIABILITIES

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	March 31,	December 31,
	2012	2011
Salaries, wages and employee benefits	$3,836	$3,411
Other (1)	5,139	4,379
Total accrued expenses	$8,975	$7,790

(1)	As of March 31, 2012 and December 31, 2011, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 9 – NOTE PAYABLE

On October 14, 2011, the Company entered into an unsecured note payable of $1.8 million.  The note, which is scheduled to mature on September 1, 2012, is payable in monthly installments of principal and interest of approximately $0.2 million and bears interest at 1.9%.  The balance of the note payable at March 31, 2012 was $0.9 million. The note is payable to a third party other than the insurance company and is being used to finance a portion of the Company’s annual insurance premiums.

At December 31, 2010, we had an unsecured note payable of $1.0 million.  The note, which is payable in monthly installments of principal and interest of approximately $0.1 million and bearing interest at 2.6% matured on September 1, 2011.  The note was payable to a third party other than the insurance company and was being used to finance a portion of the Company’s annual insurance premiums.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	March 31,	December 31,
	2012	2011
Revolving credit agreement (1)	$75,500	$68,800
Capitalized lease obligations (2)	48,859	49,273
	124,359	118,073
Less current maturities	(16,251)	(19,146)
Long-term debt and capital leases, less current maturities	$108,108	$98,927

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

Borrowings under the Credit Agreement are classified as “base rate loans,” “LIBOR loans” or “Euro dollar loans.” Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.5%, based on the Company’s leverage ratio.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.75% based on the Company’s leverage ratio.  Euro dollar loans accrue interest at the LIBOR rate in effect at the beginning of the month in which the borrowing occurs plus an applicable margin that is adjusted quarterly between 2.00% and 3.75% based on the Company’s leverage ratio.  On a quarterly basis, the Company must pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it must pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

On March 8, 2012, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), which amends the Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders.

The Second Amendment, among other things, (i) amended the “Applicable Margin” and “Applicable Unused Fee Rate” as set forth in the tables below, (ii) eased the consolidated leverage ratio through the 2012 calendar year such that, where previously the ratio of consolidated debt to consolidated EBITDAR was not to exceed 3.00 to 1.00, now the consolidated leverage ratio is not to exceed:  3.60 to 1.00 for the period January 1, 2012 through June 30, 2012; 3.40 to 1.00 for the period July 1, 2012 through September 30, 2012; 3.25 to 1.00 for the period October 1, 2012 through December 31, 2012; and 3.00 to 1.00 for the period commencing January 1, 2013 and at all times thereafter, and (iii) eased the consolidated fixed charge coverage ratio through the 2012 calendar year such that, where previously the consolidated fixed charge coverage ratio was not to be less than 1.40 to 1.00, now the consolidated fixed charge coverage ratio is not to fall below:  1.00 to 1.00 for the period January 1, 2012 through June 30, 2012; 1.10 to 1.00 for the period July 1, 2012 through September 30, 2012; 1.20 to 1.00 for the period October 1, 2012 through December 31, 2012; and 1.40 to 1.00 for the period commencing January 1, 2013 and at all times thereafter.

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

The interest rate on our overnight borrowings under the Credit Agreement at March 31, 2012 was 4.25%.  The interest rate including all borrowings made under the Credit Agreement at March 31, 2012 was 3.6%.  The interest rate on the Company’s borrowings under the agreements for the three months ended March 31, 2012 was 3.8%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At March 31, 2012, the rate was 0.375% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $162.3 million at March 31, 2012, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.6 and a minimum fixed charge ratio of 1.0) and to maintain a minimum tangible net worth of approximately $106.4 million at March 31, 2012.  We were in compliance with these covenants at March 31, 2012.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company reprices its debt on a quarterly basis, the borrowings under the Credit Agreement approximate its fair value.  And, at March 31, 2012, the Company had outstanding $2.2 million in letters of credit and had approximately $16.3 million available to be borrowed under the Credit Agreement.

We amended our Credit Agreement during the first quarter of 2012 to prevent a default and ease two of the financial covenants through 2012.  We continue to closely monitor financial results in light of the revised financial covenants.  We believe attaining compliance in the second quarter will be difficult.  Failure to comply with the covenants in the Credit Agreement could result in a default.

(2)
Our capitalized lease obligations have various termination dates extending through November 2015 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.0% at March 31, 2012.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 11 – LEASES AND COMMITMENTS

We lease certain revenue equipment under capital leases with terms of 36, 42 or 45 months.  Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
March 31, 2012	$63,657	$14,304	$49,353
December 31, 2011	72,272	22,525	49,747

We have entered into leases with lenders who participate in the Credit Agreement.  Those leases contain cross-default provisions with the Credit Agreement.  We have also entered into leases with other lenders who do not participate in our Credit Agreement.  Multiple leases with lenders who do not participate in our Credit Agreement generally contain cross-default provisions.

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

As of March 31, 2012, for the remainder of 2012, we had commitments for purchases of non-revenue equipment in the amount of $0.02 million and commitments for the purchases of revenue equipment in the amount of approximately $61.2 million, none of which is cancelable by us upon advance written notice.  We anticipate taking delivery of revenue equipment representing approximately $38.1 million throughout the remainder of 2012 and the balance of approximately $23.2 million during the first quarter of 2013.

NOTE 12 – INCOME TAXES

During the three months ended March 31, 2012 and 2011, our effective tax rates were 35.4% and 30.6%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2009, 2010 and 2011 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through March 31, 2012.

NOTE 13 – CHANGE IN ACCOUNTING ESTIMATE

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

	(in thousands, except per share data)
	Pre-tax Basis	Net of Tax	Per Share Effect
Three Months Ended
March 31, 2012	$573	$354	$0.03
March 31, 2011	--	--	--

NOTE 14 – LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net loss	$(4,873)	$(2,716)
Denominator:
Denominator for basic loss per share – weighted average shares	10,300	10,298
Effect of dilutive securities:
Employee stock options and restricted stock	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	10,300	10,298
Basic loss per share	$(0.47)	$(0.26)
Diluted loss per share	$(0.47)	$(0.26)
Weighted average anti-dilutive employee stock options and restricted stock	177	129

NOTE 15 – LITIGATION

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

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million.   Blankenship has now appealed the jury verdict and Court order.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally may be identified by their use of terms or phrases such as “expects,” “estimates,” “anticipates,” “projects,” “believes,” “plans,” “intends,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and terms or phrases of similar substance.  Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Accordingly, actual results may differ from those set forth in the forward-looking statements.  Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Additional risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk Factors” in Item 1A of that report and updates, if any, to that information are included in Item 1A of Part II of this report.  We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Substantially all of our base revenue from the three reportable segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the three months ended March 31, 2012 and March 31, 2011, Trucking base revenue represented 77.6% and 83.2% of base revenue, respectively, with the remaining base revenue being generated through our SCS and Intermodal operating segments.

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.  For the three months ended March 31, 2012, SCS base revenue was $17.6 million, an increase of 52.1% over the same period of the prior year, representing approximately 18.0% of our consolidated revenue.  For the three months ended March 31, 2012, Intermodal base revenue was $4.3 million, a decrease of 17.6% from the same period of the prior year, representing approximately 4.4% of our consolidated revenue.

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

Strategic Capacity Solutions. Our SCS operating segment consists entirely of our freight brokerage service offering which matches customer shipments with available equipment of authorized carriers and provides services that complement our Trucking operations.  We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation needs.  To date, a majority of the customers of SCS have also engaged us to provide services through one or more of our Trucking service offerings.  For the three month periods ended March 31, 2012 and March 31, 2011, SCS services generated approximately 18.0% and 11.6%, respectively, of total base revenue.

Intermodal.  Our rail Intermodal service offering provides our customers cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield. For the three months ended March 31, 2012 and March 31, 2011, rail intermodal services generated approximately 4.4% and 5.2%, respectively, of total base revenue.

Results of Operations

Executive Overview

Our results were mixed in the first quarter.  Since last August, we have been concentrating on driving sequential improvement in key performance metrics as the first step in building sustained, acceptable financial performance.  For the first quarter, several of these metrics continued to improve, while our SCS and Intermodal segments also progressed.  Our overall financial performance remained approximately the same as the third and fourth quarters of 2011.  The improvements in certain operating metrics were offset by an increase in unmanned tractors and higher fuel prices.

We are pleased with the continued strong performance in our SCS segment, which posted growth in operating income of 15.8% to $1.5 million year-over-year despite a less robust freight environment that put pressure on our gross margins.  We are also encouraged by the improvement in our Intermodal segment in which our operating loss was reduced by 43.5% to a loss of $0.2 million compared to the first quarter of 2011. These two asset-light business units produced over 22% of base revenue for the quarter and contributed a reasonable gross margin.

In our Trucking segment, the operating metrics were mixed. On the positive side, we saw meaningful improvement in equipment utilization (miles per tractor per week) and velocity (loads per tractor per week) over the second half of 2011.  This improvement was better than expected given the increase in unmanned tractors, which are included in the measurements.  We also saw improvement in our safety performance (measured by reportable accident frequency) and our core customer on-time service.

We did experience a sequential decline in revenue per total mile; however, our first quarter total reflected an increase of approximately 0.7% over the same quarter of the prior year.  Base rate per loaded mile improved approximately 2.7% year-over-year, but higher empty miles offset some of this gain and also negatively impacted fuel surcharge revenue.

Also disappointing was an increase in our unmanned tractor count, which rose sharply in February and March. Prior to that, we had reduced unmanned tractors from a peak of 230 to approximately 100 in January.  A combination of network changes, less than optimal velocity, and seasonal job alternatives caused an increase in unmanned tractors back to 200 during March.

Higher empty miles (for which we do not receive fuel surcharges) negatively impacted our net fuel cost per mile both sequentially and year-over-year.  The Department of Energy average diesel price per gallon was $3.97 for the first quarter of 2012, compared with $3.57 for the first quarter of 2011 and $3.87 for the fourth quarter of 2011.  Although the delivery of new, fuel-efficient tractors during 2011 contributed to a year-over-year improvement in miles per gallon, the fuel price increase combined with higher empty miles led to an increase in our net fuel cost per mile.

At March 31, our outstanding debt, less cash, represented 48.9% of our balance sheet capitalization, compared to 47.4% at December 31, 2011.  And at March 31, 2012 we were in compliance with all of our debt covenants.

All-in-all, the pace of improvement in our one-way domestic truckload business is behind our expectations.  We are not yet achieving optimal operating efficiencies from our network which we must attain in order to most effectively improve yield and profitability.  In the near term, we believe improving velocity toward and above 3.5 loads per tractor per week is a key factor in achieving profitability.  Velocity improvement will require a combination of reducing unmanned tractors, continuing to optimize the network, and enhancing the proficiency of our customer service, load planning, and fleet management personnel.  In addition, we also believe improving base revenue per total mile is another key factor, which will require further reducing empty miles, improving freight mix, and obtaining rate increases where justified. We recognize that none of these key factors is a quick fix, and progress may be uneven as we shift assets, refine the network, and implement internal operations initiatives.  As we look ahead in 2012, we have pushed out our expectations for improvement over 2011 into the second half of the year.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Results of Operations – Combined Services

Total base revenue decreased 1.8% to $97.8 million for the quarter ended March 31, 2012 from $99.7 million for the same quarter of 2011.  We reported a net loss of $4.9 million ($0.47 per share) for the quarter ended March 31, 2012 as compared to a net loss of $2.7 million ($0.26 per share) for the comparable prior year period.

Our effective tax rate was 35.4% for the quarter ended March 31, 2012 compared to 30.6% for the same quarter of 2011.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2012	2011
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	43.8	38.6
Fuel and fuel taxes	17.8	17.3
Purchased transportation	7.0	9.2
Depreciation and amortization	14.5	15.1
Operations and maintenance	13.5	11.2
Insurance and claims	6.3	7.0
Operating taxes and licenses	1.8	1.6
Communications and utilities	1.2	1.1
Gain on disposal of revenue equipment, net	(0.7)	(1.1)
Other	5.3	5.0
Total operating expenses and costs	110.5	105.0
Operating loss	(10.5)%	(5.0)%

Key Operating Statistics:

	Three Months Ended March 31,
	2012	2011
Operating loss (in thousands)	$(7,956)	$(4,117)
Total miles (in thousands) (1)	53,360	58,662
Empty mile factor (2)	11.8%	10.0%
Weighted average number of tractors (3)	2,230	2,342
Average miles per tractor per period	23,928	25,048
Average miles per tractor per week	1,841	1,948
Average miles per trip (4)	527	556
Base Trucking revenue per tractor per week	$2,619	$2,752
Number of tractors at end of period (3)	2,250	2,338
Operating ratio (5)	110.5%	105.0%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip are based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Our base Trucking revenue decreased 8.4% from $82.9 million to $75.9 million and our operating loss was $8.0 million compared to an operating loss of $4.1 million for the same quarter of 2011.  The decrease in our base Trucking revenue resulted from our miles per tractor per period decreasing 4.5%.  While our loaded rate per mile improved 2.7%, it was offset by an increase in our empty mile factor of 17.9%.

Overall, our operating ratio deteriorated by 5.5 percentage points of base revenue to 110.5% from 105.0% as a result of the following factors:

•
Salaries, wages and employee benefits expense increased by 5.2 percentage points of base revenue predominately due to an 8.4% reduction in Trucking base revenue, an increase in driver sign-on bonuses related to hiring more qualified drivers and, as mentioned below, a decrease in the number of independent contractors.  Driver compensation costs increased in excess of $0.03 per mile, or $0.10 per share, for the quarter.  During the first quarter of 2012, we continued to see evidence of a tightening market of eligible drivers related to the implementation of the Department of Transportation’s (“DOT”) Compliance, Safety, Accountability (“CSA”) program accompanied by seasonal job alternatives for drivers that made driver retention more difficult.   New hours-of-service rules being reviewed by the DOT, through the Federal Motor Carrier Safety Administration, may further reduce the pool of eligible drivers and may continue to cause increases in driver related expenses that would increase salaries, wages and employee benefits.

•
Fuel and fuel taxes expense increased 0.5 percentage points of base Trucking revenue.  Contributing to this increase, was a 6.7% increase in fuel prices, a 37.6% decrease in our number of independent contractors, which increased the percentage of our fleet comprised of Company trucks, for which we bear the fuel expense and, to a lesser extent, an increase in our out-of-route percentage.  Partially offsetting this decrease was an improvement of 1.4% in our miles per gallons per tractor. Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Purchased transportation expense, which is comprised of independent contractor compensation and fees paid to Mexican carriers decreased by 2.2 percentage points of base Trucking revenue.  This decrease is primarily the result of the above mentioned decrease in the number of independent contractors included in our fleet. Over the longer term, we expect our purchased transportation expense to increase if we achieve our long-term goal to grow our independent contractor fleet, but in the event that we are unable to recruit and retain independent contractors, this expense could continue to fall causing a corresponding increase in fuel and fuel taxes expense.

•
Depreciation and amortization expense decreased 0.6 percentage points of base Trucking revenue.  During the quarter, we purchased 65 tractors and disposed of a total of 140 tractors and 99 trailers.  As our unmanned tractor count increased throughout the quarter, we delayed in-servicing some of the new equipment while selling some of the older equipment.  This resulted in a decrease in depreciation and amortization expense.  In addition, effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers to 14 years from 10 years and it changed the amount of the salvage value to which those trailers are being depreciated from 25.0% of the original purchase price to $500.  This change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.6 million and on a net-of-tax basis of approximately $0.4 million ($0.03 per share) during the quarter.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 2.3 percentage points of base Trucking revenue primarily due to a 14.8% increase in direct repair costs related to new engine emissions requirements mandated by the EPA, various rules imposed by California’s Air Resources Board, the higher mileage equipment remaining in our fleet and the increase in the cost of parts and tires.  Our average tractor age as of March 31, 2012 was 28.8 months compared to 27.5 months at March 31, 2011, whereas our average trailer age was 73.5 months and 66.2 months, respectively.  Operations and maintenance expense may increase in the future if we delay the purchase of new equipment and the age of our equipment continues to increase.

•
Insurance and claims expense decreased 0.7 percentage points of base Trucking revenue.  During the March 31, 2012 quarter, we experienced fewer winter related accidents as compared to the March 31, 2011 quarter due to the mild winter weather.  In addition, the continuing education of our drivers regarding accident prevention is assisting in reducing insurance and claims expense. If we are able to continue to successfully execute our “War on Accidents” safety initiative, we would expect insurance and claims expense to continue to decrease over the long term, though remaining volatile from period-to-period.

•
Other expenses increased 0.3 percentage points of base Trucking revenue as a result of increased driver recruiting expenses and an increase in professional services. The DOT’s CSA program has increased the difficulty of recruiting qualified drivers as the demand for those highly qualified drivers has increased, while the program has simultaneously decreased the overall supply of drivers.  The percentage of unmanned trucks in the first quarter decreased by 26.5%.  However, due in large part to a reduction in our miles per tractor per week, we experienced a 39.8% increase in driver turnover.  While our driver recruiting costs have trended upward the past several quarters, we expect that most of these costs will subside upon reaching our goal of 3% unmanned tractors, but this could take several quarters to achieve given our current unmanned tractor count.  In the event that we are unable to retain existing drivers or attract new drivers and drive down our unmanned tractor count in the future, we would expect other expenses to increase as a percentage of base Trucking revenue.  The increase in professional services is primarily related to additional consulting and legal fees.

•
Gain on the disposal of equipment decreased 0.4 percentage points in the quarter ended March 31, 2012 as a result of fewer sales of our tractors and trailers.  Despite the reduction in gains, the market for used equipment remains strong.  If the used equipment market was to soften or we decided to keep our equipment for a longer period of time, gains on disposal of equipment could decrease.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Total SCS revenue	$26,344	$16,462
Intercompany revenue	(5,192)	(2,425)
Net revenue	$21,152	$14,037

Operating income (in thousands)	$1,544	$1,333
Gross margin (1)	14.4%	15.6%

(1)	Gross margin is calculated by taking total SCS revenue less purchased transportation and dividing that amount by total SCS revenue. This calculation includes intercompany revenue and expenses.

Net revenue from SCS increased 50.7% to $21.2 million from $14.0 million, while operating income increased 15.8% to $1.5 million from $1.3 million.  This increase was primarily a result of the continued expansion of our SCS operations as we added five branch offices since the first quarter of 2011, bringing the total number of branches to 13 at March 31, 2012.  This increase was partially offset by a 7.7% decline in gross margin.  If we are successful in continuing to build our SCS business, we would expect to see expenses as a percent of total revenue decline further in the next several quarters.

Results of Operations – Intermodal Operations

The following table sets forth certain information relating to our Intermodal operating segment for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Total Intermodal revenue (1)	$5,708	$7,429
Intercompany revenue	(155)	(698)
Net revenue	$5,553	$6,731

Operating (loss) (in thousands)	$(224)	$(398)
Gross margin (2)	21.5%	6.0%

(1)	Includes fuel surcharge revenue.

(2)  Gross margin is calculated by taking total Intermodal revenue less purchased transportation and dividing that amount by total Intermodal revenue.  This calculation includes intercompany revenue and expenses.

Total net revenue from our Intermodal operating segment decreased 17.5% to $5.6 million from $6.7 million.  We have had a difficult time achieving the lane density needed to operate the containers well enough to overcome the fixed costs associated with them.  We continue to try to improve our lane density and cull business that does not cover the costs associated with operating our containers.  Without the lane density needed to achieve the covering of our costs, we opted to incur additional fixed costs associated with idle containers related to chassis rentals and storage. The 259.8% improvement in gross margin percentage was offset by the $0.4 million fixed expense incurred related to the containers during the first quarter of 2012.

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

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel.  Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so.  Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally increased in recent years.  We have not experienced difficulty in maintaining necessary fuel supplies.  Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers.  We do not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases.

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

Liquidity and Capital Resources

During the first quarter of 2012, the maximum amount borrowed under the Credit Agreement, including letters of credit, reached approximately 79.0% of the total amount available at its highest point and we ended the quarter with outstanding borrowings, including letters of credit, equal to approximately 77.7% of the total amount available.  At March 31, 2012, we had approximately $24.4 million of availability for new capital leases under existing lease facilities, of which $50.0 million has been authorized for use through 2012 by the Company’s Board of Directors.  At March 31, 2012, we had approximately $16.3 million available under our Credit Agreement.

      We amended our Credit Agreement during the first quarter of 2012 to prevent a default and ease two of the financial covenants through 2012.  We continue to closely monitor financial results in light of the revised financial covenants.  We believe attaining compliance in the second quarter will be difficult.  Failure to comply with the covenants in the Credit Agreement could result in a default.

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

Our balance sheet debt, less cash, represents 48.9% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 39.0% of our total debt and carry an average fixed rate of 2.2%.  On March 31, 2012, we had $24.4 million available through equipment financing commitments and approximately $16.3 million of additional availability on our revolving credit line. We expect our net capital expenditures for the remainder of 2012 will be approximately $25.6 million.

Cash Flows
	(in thousands)
	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$970	$4,717
Net cash provided by (used in) investing activities	5,477	(8,339)
Net cash (used in) provided by financing activities	(4,801)	3,539

Cash generated from operations decreased $3.7 million during the first three months of 2012 as compared to the same time period of 2011, primarily due to the net effect of the following factors:

•
A $4.9 million net loss was incurred for the three months ended March 31, 2012 compared to the $2.7 million net loss for the comparable prior year period.  This loss was primarily due to higher empty miles, reduced revenue per mile and an increase in the number of unmanned tractors.

•
A $1.5 million decrease in depreciation and amortization due to an overall decrease in our revenue equipment counts.  As of March 31, 2012, we were able to reduce our total tractor count by 174 as compared to March 31, 2011, representing units shut down due to high mileage and trade life cycles.  We were also able to reduce our trailer count by 489 year over year as part of our plan to reduce the number of trailers because of our investment in trailer tracking devices.

•	A $3.9 million increase in cash provided from accounts receivable resulting from a decline in revenue, primarily in March.

•	A decrease of approximately $1.5 million in our tax liability resulting from the loss incurred during the current year.

•
A $0.4 million decrease in the gain on disposal of revenue equipment.  We continue to experience a strong used equipment market; however, we had less revenue equipment in inventory to sell in 2012 as compared to 2011.  During the first three months of 2012, we sold 139 tractors and 92 trailers as compared to 189 tractors and 177 trailers for the comparable prior year period.

•	A $3.2 million decrease in cash used in trade accounts payable and accrued expenses primarily due to the timing of revenue equipment purchases.

For the three months ended March 31, 2012, net cash provided by investing activities was $5.5 million, compared to $8.3 million of cash used for the same period of 2011.  The $13.8 million decrease in cash used in investing activities primarily resulted from a decrease in purchases of property and equipment.  Cash used to purchase property and equipment decreased $14.7 million during the first three months of 2012 as compared to the same period of 2011.  This decrease was primarily due to the number of tractors we purchased.  Through the first three months of 2012, we purchased 65 tractors compared to 155 tractors for the comparable prior year period.  During the first quarter of 2011, cash used in investing activities decreased $9.6 million as compared to the same time period of 2010 primarily due to the method utilized to finance acquisitions of revenue equipment.  During 2010, we primarily utilized borrowings from our Credit Agreement to fund revenue equipment acquisitions and during 2011 we utilized more lease-based financing.

Cash provided by financing activities decreased $8.3 million for the first quarter of 2012 as compared to the same time period in 2011.  The primary reason for the decrease in cash provided was due to cash used for the principal payment on capitalized lease obligations.  The increase in payments was due to the expiration of various revenue equipment leases for which we paid approximately $8.3 million during the first quarter of 2012.  During the first quarter of 2011, cash provided by financing activities decreased $9.8 million as compared to the same time period in 2010.  We borrowed a net amount on our Credit Agreement of $6.8 million in 2011 compared to $17.8 million in net borrowings in 2010, resulting in an $11.0 million decrease in net borrowings on our Credit Agreement, partially offset by a $1.0 million decrease in bank drafts outstanding.  Net borrowings on our Credit Agreement were higher in 2010 due to revenue equipment purchases.

Debt

On April 19, 2010, we entered into a Credit Agreement with BB&T as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility that was to mature on September 1, 2010.  The Credit Agreement provides for available borrowings of up to $100.0 million, including letters of credit not exceeding $25.0 million.  Availability may be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provides an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage, which is determined based on our attainment of certain financial ratios.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  The obligations of the Company under the Credit Agreement are guaranteed by the Company and secured by a pledge of substantially all of the Company’s assets with the exception of real estate.  The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the lenders’ commitments may be terminated.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The new Credit Agreement will expire on April 19, 2014.

Borrowings under the Credit Agreement are classified as “base rate loans,” “LIBOR loans” or “Euro dollar loans.”  Base rate loans accrue interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that is adjusted quarterly between 0.0% and 1.5%, based on the Company’s leverage ratio.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.00% and 3.75% based on the Company’s leverage ratio.  Euro dollar loans and letters of credit accrue interest at the LIBOR rate in effect at the beginning of the month in which the borrowing occurs plus an applicable margin that is adjusted quarterly between 2.00% and 3.75% based on the Company’s leverage ratio.  On a per annum basis, the Company must pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it must pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

On March 8, 2012, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”).  The Second Amendment, among other things, (i) amended the “Applicable Margin” and “Applicable Unused Fee Rate” as set forth in the tables below, (ii) eased the consolidated leverage ratio through the 2012 calendar year such that, where previously the ratio of consolidated debt to consolidated EBITDAR was not to exceed 3.00 to 1.00, now the consolidated leverage ratio is not to exceed:  3.60 to 1.00 for the period January 1, 2012 through June 30, 2012; 3.40 to 1.00 for the period July 1, 2012 through September 30, 2012; 3.25 to 1.00 for the period October 1, 2012 through December 31, 2012; and 3.00 to 1.00 for the period commencing January 1, 2013 and at all times thereafter, and (iii) eased the consolidated fixed charge coverage ratio through the 2012 calendar year such that, where previously the consolidated fixed charge coverage ratio was not to be less than 1.40 to 1.00, now the consolidated fixed charge coverage ratio is not to fall below:  1.00 to 1.00 for the period January 1, 2012 through June 30, 2012; 1.10 to 1.00 for the period July 1, 2012 through September 30, 2012; 1.20 to 1.00 for the period October 1, 2012 through December 31, 2012; and 1.40 to 1.00 for the period commencing January 1, 2013 and at all times thereafter.

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

In exchange for these amendments, we agreed to pay fees of $250,000.

The interest rate on our overnight borrowings under the Credit Agreement at March 31, 2012 was 4.25%.  The interest rate including all borrowings made under the Credit Agreement at March 31, 2012 was 3.6% and for the three months ended March 31, 2012 was 3.8%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At March 31, 2012, the rate was 0.375% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $162.3 million at March 31, 2012, and all trade and other accounts receivable.

The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.6 (currently and through the end of the Credit Agreement), and a minimum fixed charge ratio of 1.0) and to maintain a minimum tangible net worth of approximately $106.4 million at March 31, 2012.  We were in compliance with these covenants at March 31, 2012.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.

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

Equity

At March 31, 2012, we had stockholders’ equity of $122.1 million and total debt including current maturities of $125.3 million, resulting in a total debt, less cash, to total capitalization ratio of 48.9% compared to 47.4% at December 31, 2011.

Purchases and Commitments

We have updated our capital expenditures expectations since year end and now, as of March 31, 2012, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, is $25.6 million for the remainder of 2012, approximately $23.7 million of which relates to revenue equipment.    We may change the amount of the capital expenditures based on operating performance.  Should we further decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $1.9 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the three months ended March 31, 2012, we made net capital expenditures of approximately $1.3 million relating to revenue equipment that we took possession of in 2012 and approximately $3.7 million relating to revenue equipment we took possession of during 2011 and funded in 2012. During the three months ended March 31, 2012, we also incurred net capital expenditures of $0.2 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at March 31, 2012, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$75,500	$--	$75,500	$--	$--
Capital lease obligations (2)	50,976	17,328	25,152	8,496	--
Purchase obligations (3)	61,266	61,266	--	--	--
Rental obligations	4,038	1,686	1,955	96	301
Total	$191,780	$80,280	$102,607	$8,592	$301

(1)
Long-term debt obligations, excluding letters of credit in the amount of $2.2 million, consist of our Credit Agreement, which matures on April 19, 2014. The primary purpose of this agreement is to provide working capital for the Company; however, the agreement is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources.  Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time.  Based on these factors, we have not included in this line item an estimate of future interest payments.

(2)	Includes interest payments not included in the balance sheet.

(3)
Purchase obligations include commitments to purchase approximately $61.2 million of revenue equipment, none of which is cancelable by us upon advance written notice.  We anticipate taking delivery of revenue equipment representing approximately $38.1 million throughout the remainder of 2012 and the balance of approximately $23.2 million during the first quarter of 2013.

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

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25.0% of the original purchase price.  For the three months ended March 31, 2012, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.6 million and on a net-of-tax basis of approximately $0.4 million ($0.03 per share).

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at March 31, 2012, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended March 31, 2012, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

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

  Interest Rate Risk.  We are exposed to interest rate risk primarily from our Credit Agreement.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage which is determined based on our attainment of certain financial ratios.  At March 31, 2012, we had $77.7 million outstanding pursuant to our Credit Agreement including letters of credit of $2.2 million.  Assuming the outstanding balance at March 31, 2012 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Credit Agreement would increase our interest expense over a one-year period by approximately $0.8 million.

  Foreign Currency Exchange Rate Risk.  We require customers to pay for our services in U.S. dollars.  Although the Canadian government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

  Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  As of March 31, 2012, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.  Based on our expected fuel consumption for the remainder of 2012, a one dollar change in the related price of diesel fuel per gallon would change our fuel expense by approximately $6.8 million, assuming no further change to our fuel surcharge recovery.

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

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million. Blankenship has now appealed the jury verdict and Court order.

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2011, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. In addition to the risk factors set forth in our Form 10-K, we believe that the following additional issues, uncertainties, and risks should be considered in evaluating our business and growth outlook:

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

We have a $100.0 million Credit Agreement with a group of banks and numerous other financing arrangements. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and various financial covenants. We have had difficulty meeting budgeted results and recently on March 8, 2012, we entered into a Second Amendment to Credit Agreement to revise our debt covenants to allow us more flexibility to implement our action plan.  We believe that attaining compliance in the second quarter will be difficult, and failure to comply with the covenants in the Credit Agreement could result in a default.  Certain other financing arrangements contain certain restrictions and covenants, as well. If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements. In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral, or impose significant fees and transaction costs. If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership. Even if new financing is made available to us, more stringent borrowing terms may mean that credit is not available to us on acceptable terms. A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the nine months ended March 31, 2012, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the first quarter of 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	--	$--	--	2,000,000
February 1 – February 29	--	--	--	2,000,000
March 1 – March 31	--	--	--	2,000,000
Total	--	$--	--	2,000,000

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

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

10.1	#
Second Amendment to Credit Agreement dated March 8, 2012 among the Company, Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), filed herewith, which amends that certain Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders.

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

USA Truck, Inc.
(Registrant)

Date:	May 10, 2012	By:	/s/ Clifton R. Beckham
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

10.1	#
Second Amendment to Credit Agreement dated March 8, 2012 among the Company, Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), filed herewith, which amends that certain Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders.

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