Form 10-Q
period 2012-06-30
USA TRUCK INC
filed 2012-08-09
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of August 3, 2012 is 10,433,377.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$630	$2,659
Accounts receivable:
Trade, less allowance for doubtful accounts of $396 in 2012 and $420 in 2011	61,668	55,359
Other	2,308	1,582
Inventories	1,842	1,831
Prepaid expenses and other current assets	14,438	13,466
Total current assets	80,886	74,897

Property and equipment:
Land and structures	31,461	31,377
Revenue equipment	361,290	372,331
Service, office and other equipment	16,522	15,853
Property and equipment, at cost	409,273	419,561
Accumulated depreciation and amortization	(155,813)	(160,761)
Property and equipment, net	253,460	258,800
Note receivable	1,991	2,003
Other assets	613	491
Total assets	$336,950	$336,191

Liabilities and Stockholders’ equity
Current liabilities
Bank drafts payable	$2,102	$5,044
Trade accounts payable	30,620	21,691
Current portion of insurance and claims accruals	4,860	3,418
Accrued expenses	8,717	7,790
Note payable	458	1,370
Current maturities of long-term debt and capital leases	90,271	19,146
Deferred income taxes	1,310	1,693
Total current liabilities	138,338	60,152

Deferred gain	608	612
Long-term debt and capital leases, less current maturities	33,612	98,927
Deferred income taxes	41,025	45,193
Insurance and claims accruals, less current portion	4,668	4,335

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,771,765 shares in 2012 and 11,791,997 shares in 2011	118	118
Additional paid-in capital	65,240	65,284
Retained earnings	75,079	83,438
Less treasury stock, at cost (1,339,665 shares in 2012 and 1,347,941 shares in 2011)	(21,738)	(21,868)
Total stockholders’ equity	118,699	126,972
Total liabilities and stockholders’ equity	$336,950	$336,191
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue:
Trucking revenue	$71,846	$85,309	$147,782	$168,184
Strategic Capacity Solutions revenue	26,253	17,871	43,848	29,439
Intermodal revenue	5,421	5,294	9,712	10,503
Base revenue	103,520	108,474	201,342	208,126
Fuel surcharge revenue	26,049	30,553	51,900	54,943
Total revenue	129,569	139,027	253,242	263,069

Operating expenses and costs:
Purchased transportation	35,275	31,480	62,253	56,861
Salaries, wages and employee benefits	34,717	34,704	70,230	67,805
Fuel and fuel taxes	30,567	36,332	65,336	71,058
Depreciation and amortization	11,178	12,489	22,335	25,102
Operations and maintenance	10,579	10,415	21,510	20,292
Insurance and claims	5,381	5,700	10,264	11,563
Operating taxes and licenses	1,389	1,375	2,896	2,773
Communications and utilities	1,057	1,049	2,079	2,034
Gain on disposal of assets, net	(724)	(1,341)	(1,266)	(2,256)
Other	4,479	4,612	8,570	8,807
Total operating expenses and costs	133,898	136,815	264,207	264,039
Operating (loss) income	(4,329)	2,212	(10,965)	(970)

Other expenses (income):
Interest expense	1,023	821	2,009	1,564
Other, net	(48)	(26)	(123)	(37)
Total other expenses, net	975	795	1,886	1,527
(Loss) income before income taxes	(5,304)	1,417	(12,851)	(2,497)
Income tax (benefit) expense	(1,818)	819	(4,492)	(379)

Net (loss) income	$(3,486)	$598	$(8,359)	$(2,118)

Net loss per share information:
Average shares outstanding (Basic)	10,304	10,306	10,302	10,302
Basic (loss) income per share	$(0.34)	$0.06	$(0.81)	$(0.21)

Average shares outstanding (Diluted)	10,304	10,317	10,302	10,302
Diluted (loss) income per share	$(0.34)	$0.06	$(0.81)	$(0.21)

See notes to consolidated financial statements.

USA TRUCK, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(3,486)	$598	$(8,359)	$(2,118)
Change in fair value of interest rate swap, net of income tax of $1 for the six months ended June 30, 2011	--	--	--	1
Reclassification of derivative net losses to statement of operations, net of income tax of $7 for the six months ended June 30, 2011	--	--	--	10
Total comprehensive (loss) income	$(3,486)	$598	$(8,359)	$(2,107)
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2011	11,792	$118	$65,284	$83,438	$(21,868)	$126,972
Excess tax benefit from stock options and Restricted Stock	--	--	--	--	--	--
Transfer of stock into (out of) Treasury Stock	--	--	(130)	--	130	--
Stock-based compensation	--	--	86	--	--	86
Restricted stock award grant	6	--	--	--	--	--
Forfeited restricted stock	(26)	--	--	--	--	--
Net share settlement related to Restricted Stock vesting	--	--	--	--	--	--
Net loss	--	--	--	(8,359)	--	(8,359)
Balance at June 30, 2012	11,772	$118	$65,240	$75,079	$(21,738)	$118,699

                   See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net loss	$(8,359)	$(2,118)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,335	25,102
Provision for doubtful accounts	127	63
Deferred income taxes	(4,492)	(372)
Stock-based compensation	86	(78)
Gain on disposal of assets, net	(1,266)	(2,256)
Recognition of deferred gain	(4)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(7,162)	(18,707)
Inventories and prepaid expenses	(983)	(1,617)
Trade accounts payable and accrued expenses	6,490	9,295
Insurance and claims accruals	2,182	236
Net cash provided by operating activities	8,954	9,545

Investing activities
Purchases of property and equipment	(7,839)	(25,294)
Proceeds from sale of property and equipment	11,727	13,596
Change in other assets	(110)	(8)
Net cash provided by (used in) investing activities	3,778	(11,706)

Financing activities
Borrowings under long-term debt	98,628	49,737
Principal payments on long-term debt	(93,528)	(39,680)
Principal payments on capitalized lease obligations	(16,007)	(8,459)
Principal payments on note payable	(912)	(671)
Net (decrease) increase in bank drafts payable	(2,942)	269
Proceeds from exercise of stock options	--	15
Net cash (used in) provided by financing activities	(14,761)	1,211

Decrease in cash	(2,029)	(950)
Cash:
Beginning of period	2,659	2,726
End of period	$630	$1,776

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,038	$1,544
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	16,484	15,421
Purchases of revenue equipment included in accounts payable	7,051	6,428
Purchases of fixed assets included in long-term debt	233	--

See notes to consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3 – STOCK-BASED COMPENSATION

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,050,000 shares of Common Stock to directors, officers and other key employees.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $6.91 to $30.22 as of June 30, 2012.  At June 30, 2012, 670,886 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Compensation expense	$27	$31	$38	$31

The table below sets forth the assumptions used to value stock options granted during the periods indicated:

	2012	2011
Dividend yield	0%	0%
Expected volatility	55.3 – 64.0%	22.6 – 67.1%
Risk-free interest rate	0.6 – 0.7%	0.7 – 1.7%
Expected life (in years)	4.00 – 4.25	4.13 – 4.25

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

Information related to option activity for the six months ended June 30, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	127,884	$14.80
Granted	10,504	8.55
Exercised	--	--		$--
Cancelled/forfeited	(17,373)	12.86
Expired	(13,352)	22.12
Outstanding at June 30, 2012	107,663	$13.59	3.0	$--
Exercisable at June 30, 2012	41,298	$15.96	1.6	$--

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on June 29, 2012 (the last trading day of the quarter), was $4.78.

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

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Compensation expense (credit)	$51	$(124)	$48	$(110)

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the six months ended June 30, 2012, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2011	146,624	$12.14
Granted	6,290	7.10
Forfeited	(26,522)	12.04
Vested	(2,772)	10.24
Nonvested shares – June 30, 2012	123,620	$11.95

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date.  Each officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of defined retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares which fail to vest as a result of the Company’s failure to attain a performance goal will forfeit and result in the recovery of the previously recorded expense.  These forfeited shares will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that Plan until that Plan expires in 2014.  During the second quarter of 2011, management determined that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2012 and April 1, 2013.  At that time, these shares were deemed forfeited and recorded as Treasury Stock.  Accordingly, the shares remain outstanding until their scheduled vesting dates, at which time their forfeitures become effective and the shares revert to the 2004 Equity Incentive Plan.  The table below sets forth the information relating to the forfeitures of these shares.

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

Information set forth in the following table is related to stock options and restricted stock as of June 30, 2012.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$95	$758
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.5	4.9

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the three and six month periods ended June 30, 2012, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.  We are currently restricted from repurchasing shares without the consent of lenders under our Credit Agreement.

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

	Percent of Total Base Revenue
	Trucking	SCS	Intermodal
Three Months Ended
June 30, 2012	69.4%	25.4%	5.2%
June 30, 2011	78.6%	16.5%	4.9%
Six Months Ended
June 30, 2012	73.4%	21.8%	4.8%
June 30, 2011	80.8%	14.1%	5.1%

Except with respect to the components of our operations that do not involve the use of our trucks, key operating statistics for all three operating segments include, for example, revenue per mile and miles per tractor per week.  While the operations of our SCS segment typically do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.  Our Intermodal business does involve the use of our equipment as we utilize our trailers and leased containers, as well as some of our tractors, to provide this service.  Accordingly, the operations of this segment are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

Assets are not allocated to our SCS segment as our SCS operations provide truckload freight services to our customers through arrangements with third party carriers who utilize their own equipment.  Assets are not allocated to our Intermodal segment as our Intermodal containers are utilized under operating leases with BNSF Railway, which are not capitalized.  To the extent our Intermodal operations require the use of Company-owned tractors or trailers, they are obtained from our Trucking segment on an as-needed basis.  Accordingly, we allocate all of our assets to our Trucking segment.  However, depreciation and amortization expense is allocated to our SCS and Intermodal segments based on the various assets specifically utilized to generate revenue.  All intercompany transactions between segments are consummated at rates similar to those negotiated with independent third parties.  All other expenses are allocated to our SCS and Intermodal segments based on headcount and specifically identifiable direct costs, as appropriate.

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Base revenue
Trucking	$71,846	$85,309	147,782	168,184
SCS	32,392	21,550	54,710	35,485
Intermodal	5,582	5,881	9,988	11,641
Eliminations	(6,300)	(4,266)	(11,138)	(7,184)
Total base revenue	103,520	108,474	201,342	208,126
Fuel surcharge revenue
Trucking	20,964	24,742	41,995	45,141
SCS	5,108	4,170	9,133	6,696
Intermodal	1,813	2,189	3,117	3,857
Eliminations	(1,836)	(548)	(2,345)	(751)
Total fuel surcharge revenue	26,049	30,553	51,900	54,943
Total revenue	$129,569	$139,027	$253,242	$263,069

A summary of operating (loss) income by reportable segments is as follows:

	(in thousands)
	Operating income (loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating (loss) income
Trucking	$(6,324)	$37	$(14,280)	$(4,080)
SCS	2,528	2,273	4,072	3,606
Intermodal	(533)	(98)	(757)	(496)
Operating (loss) income	$(4,329)	$2,212	$(10,965)	$(970)

A summary of assets by reportable segments is as follows:

	(in thousands)
	Total Assets
	June 30,	December 31,
	2012	2011
Total Assets
Trucking	$226,915	$231,776
Corporate and Other	110,035	104,415
Total Assets	$336,950	$336,191

A summary of amortization and depreciation by reportable segments is as follows:

	(in thousands)
	Depreciation and Amortization
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Depreciation and Amortization
Trucking	$10,466	$11,815	$20,873	$23,729
SCS	31	17	59	31
Intermodal	103	88	197	188
Corporate and Other	578	569	1,206	1,154
Total Depreciation and Amortization	$11,178	$12,489	$22,335	$25,102

NOTE 6 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in five years.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  During the three and six month periods ended June 30, 2012, the Company recognized approximately $1,700 and approximately $3,330, respectively, of this gain.  During the three and six month periods ended June 30, 2011, the Company recognized approximately $1,900 and $2,700, respectively, of this gain.  The Company believes that the note receivable balance at June 30, 2012, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

NOTE 7 – PROPERTY AND EQUIPMENT

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

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at June 30, 2012.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At June 30, 2012, we determined that no impairment of value existed.

NOTE 8 – CLAIMS LIABILITIES

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

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	June 30,	December 31,
	2012	2011
Salaries, wages and employee benefits	$4,055	$3,411
Other (1)	4,662	4,379
Total accrued expenses	$8,717	$7,790

(1)	As of June 30, 2012 and December 31, 2011, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 10 - NOTE PAYABLE

On October 14, 2011, the Company entered into an unsecured note payable of $1.8 million.  The note, which is scheduled to mature on September 1, 2012, is payable in monthly installments of principal and interest of approximately $0.2 million and bears interest at 1.9%.  The balance of the note payable at June 30, 2012 was approximately $0.5 million. The note is being used to finance a portion of the Company’s annual insurance premiums and is payable to a third party other than the insurance company.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	June 30,	December 31,
	2012	2011
Revolving credit agreement (1)	$73,900	$68,800
Capitalized lease obligations and other long-term debt (2)	49,983	49,273
	123,883	118,073
Less current maturities	90,271	19,146
Long-term debt and capital leases, less current maturities	$33,612	$98,927

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

On March 8, 2012, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), which amends the Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders.  We amended the Credit Agreement to prevent a default and ease two of the financial covenants.

The Second Amendment, among other things, (i) amended the “Applicable Margin” and “Applicable Unused Fee Rate” as set forth in the tables below, (ii) eased the consolidated leverage ratio through the 2012 calendar year such that, where previously the ratio of consolidated debt to consolidated EBITDAR was not to exceed 3.00 to 1.00, now the consolidated leverage ratio is not to exceed 3.60 to 1.00 for the period January 1, 2012 through June 30, 2012; 3.40 to 1.00 for the period July 1, 2012 through September 30, 2012; 3.25 to 1.00 for the period October 1, 2012 through December 31, 2012; and 3.00 to 1.00 for the period commencing January 1, 2013 and at all times thereafter, and (iii) eased the consolidated fixed charge coverage ratio through the 2012 calendar year such that, where previously the consolidated fixed charge coverage ratio was not to be less than 1.40 to 1.00, now the consolidated fixed charge coverage ratio is not to fall below 1.00 to 1.00 for the period January 1, 2012 through June 30, 2012; 1.10 to 1.00 for the period July 1, 2012 through September 30, 2012; 1.20 to 1.00 for the period October 1, 2012 through December 31, 2012; and 1.40 to 1.00 for the period commencing January 1, 2013 and at all times thereafter.

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

The interest rate on our overnight borrowings under the Credit Agreement at June 30, 2012 was 4.25%.  The interest rate including all borrowings made under the Credit Agreement at June 30, 2012 was 4.1%.  The interest rate on the Company’s borrowings under the agreements for the six months ended June 30, 2012 was 4.0%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At June 30, 2012, the rate was 0.375% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $165.4 million at June 30, 2012, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.6 and a minimum fixed charge ratio of 1.0) and to maintain a minimum tangible net worth of approximately $106.4 million at June 30, 2012.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company reprices its debt on a quarterly basis, the borrowings under the Credit Agreement approximate its fair value.  And, at June 30, 2012, the Company had outstanding $2.2 million in letters of credit and had approximately $23.9 million available under the Credit Agreement.

At June 30, 2012, we were not in compliance with all of the financial covenants contained in our Credit Agreement.  We paid a ten (10) basis points fee ($100,000) to obtain a waiver from our bank group for such non-compliance and, if the Credit Agreement is not refinanced by August 24, 2012, we will be charged an additional thirty (30) basis points fee ($300,000) for the extension of the waiver.  Commencing September 7, 2012, and at various dates through October 31, 2012, we must take further steps to protect the interests of our existing lenders if the Credit Agreement is not refinanced by such dates.

Subsequent to June 30, 2012, we must continue to comply with our financial covenants.  We do not believe that we will be in compliance with all of our covenants based upon our September 30, 2012 results.  Because the waiver does not extend to financial covenants measured after June 30, 2012, and because we do not expect to be in compliance with the financial covenants based upon September 30, 2012 results, the amount due under the Credit Agreement has been classified as current in the accompanying consolidated balance sheet at June 30, 2012.  If we do not refinance our Credit Agreement prior to the next measurement of financial covenants and we are unable to comply with such covenants, we would intend to seek an additional waiver at such time.  We cannot assure you that any such waiver would be obtained or that amounts outstanding would not be accelerated.

The Company is currently negotiating with a lender to obtain a new credit facility.  If the Company is successful in obtaining the new credit facility, the proceeds will be used in part to pay off the outstanding balance of the Credit Agreement, fund certain fees and expenses associated with obtaining the new credit facility, finance working capital and capital expenditures and provide for general corporate purposes.

(2)
Capitalized lease obligations in the amount of $49.7 million have various termination dates extending through November 2015 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.0% at June 30, 2012.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 12 – LEASES AND COMMITMENTS

We lease certain revenue equipment under capital leases with terms of 36, 42 or 45 months.  Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
June 30, 2012	$63,576	$13,441	$50,135
December 31, 2011	72,272	22,525	49,747

We have entered into leases with lenders who participate in the Credit Agreement.  Those leases contain cross-default provisions with the Credit Agreement.  We have also entered into leases with other lenders who do not participate in our Credit Agreement.  Multiple leases with lenders who do not participate in our Credit Agreement or Revolver generally contain cross-default provisions.

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

As of June 30, 2012, for the remainder of 2012, we had commitments for purchases of non-revenue equipment in the amount of $0.01 million and commitments for the purchases of revenue equipment in the amount of approximately $25.3 million, none of which is cancelable by us upon advance written notice.  We anticipate taking delivery of these purchases throughout the remainder of 2012.

NOTE 13 – INCOME TAXES

During the three months ended June 30, 2012 and 2011, our effective tax rates were 34.3% and 57.8%, respectively.  During the six months ended June 30, 2012 and 2011, our effective tax rates were 35.0% and 15.2%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2009, 2010 and 2011 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through June 30, 2012.

NOTE 14 – CHANGE IN ACCOUNTING ESTIMATE

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

	(in thousands, except per share data)
	Pre-tax Basis	Net of Tax	Per Share Effect
Three Months Ended
June 30, 2012	$568	$350	$0.03
June 30, 2011	402	248	0.02
Six Months Ended
June 30, 2012	$1,141	$704	$0.07
June 30, 2011	402	248	0.02

NOTE 15 – LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(3,486)	$598	$(8,359)	$(2,118)
Denominator:
Denominator for basic loss per share – weighted average shares	10,304	10,306	10,302	10,302
Effect of dilutive securities:
Employee stock options and restricted stock	--	11	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	10,304	10,317	10,302	10,302
Basic per share	$(0.34)	$0.06	$(0.81)	$(0.21)
Diluted (loss) earnings per share	$(0.34)	$0.06	$(0.81)	$(0.21)
Weighted average anti-dilutive employee stock options and restricted stock	177	121	175	125

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

The following chart describes the base revenue of our three segments.

	Trucking
	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2012	2011	2012	2011
Base revenue (in thousands)	71,846	85,309	147,782	168,184
Percent of revenue	69.4%	78.6%	73.4%	80.8%

	SCS
	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2012	2011	2012	2011
Base revenue (in thousands)	26,253	17,871	43,848	29,439
Percent of revenue	25.4%	16.5%	21.8%	14.1%

	Intermodal
	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2012	2011	2012	2011
Base revenue (in thousands)	5,421	5,294	9,712	10,503
Percent of revenue	5.2%	4.9%	4.8%	5.1%

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

Intermodal.  Our rail Intermodal service offering provides our customers cost savings over General Freight with a slightly slower transit speed, while allowing us to reposition our equipment.

Results of Operations

Executive Overview

USA Truck's net loss for the second quarter of 2012 narrowed compared to the past three sequential quarters.  Bright spots included continued strong performance in our SCS segment, improved base revenue per manned tractor and lower fuel expense.  Unfortunately, progress in these areas was hampered by lackluster performance in our Trucking segment where unmanned tractors and lack of network efficiency continued to diminish asset productivity.

In our SCS segment, total revenue grew by 36.4%, to $29.6 million, and operating income grew 11.2%, to $2.5 million, compared with the second quarter of 2011.  An increase in purchased transportation expense pressured our gross margin, and our fixed costs rose faster than freight volumes as our continued growth necessitated the addition of branch offices.  During the quarter ended June 30, 2012, total revenue from our intermodal operations decreased approximately 1.5% compared to the same period of the prior year.  These two asset-light business units together produced over 28% of our total second quarter revenue.

Though our operational execution of manned tractors improved sequentially, our Trucking operations took a step backward compared to the same quarter of 2011 as average trucking revenue per tractor per week declined approximately 9.2%, to $2,546.  Loaded revenue per mile increased for the first time in two quarters to $1.63 but remained 1.7% below last year's level.  At 10.9%, our empty mile factor was the same in both the second quarter and the prior year's second quarter, but showed material improvement sequentially.  Poor tractor utilization was the main inhibitor to performance.

Three primary factors negatively impacted our tractor utilization during the quarter.  First, a less robust U.S. economy, particularly in manufacturing, depressed volumes.  Freight demand was not too weak for carriers with established networks to operate profitably.  However, given our present network, the depressed volumes hindered our efforts to optimize our freight mix as there was less opportunity to obtain better loads.  While we are actively working to optimize our freight network, we expect it to take several months to show meaningful results.

Second, our operational execution has been disappointing.  However, during the second quarter, we did show progress as evidenced by the improved revenue per manned truck per week.  Additionally, to assist us in improving our operational execution, we have hired experienced key personnel and engaged industry consultants to analyze our processes and recommend improvements.  Their main focus is to increase our percentage of tractors available for dispatch each day, to improve our freight planning efficiency, and to improve our freight mix.

Third, our unmanned tractor count averaged 12.2% for the quarter, driven by a challenging environment for hiring drivers and an inefficient network making it hard to retain them.  The peak reached 14.1% of our fleet before a series of internal recruiting and retention initiatives began yielding results, reducing it to 11.7% at the end of the quarter.  We continue to evaluate our options to remedy this problem.

        At June 30, 2012, our outstanding debt, less cash, represented 50.9% of our balance sheet capitalization, compared to 47.4% at December 31, 2011.  At June 30, 2012, we were not in compliance with all of the financial covenants contained in our revolving credit agreement.  We paid a ten (10) basis points fee ($100,000) to obtain a waiver from our bank group for such non-compliance.  Concurrently, we are negotiating a new five-year revolving credit facility with a different lender that will replace our current revolving credit agreement.  If we are able to close the new facility, we anticipate it will afford us improved pricing and significantly greater financial flexibility.  If we are unable to close the new facility by August 24, 2012, we will be charged an additional thirty (30) basis points fee ($300,000) for the extension of the waiver.  Commencing September 7, 2012, and at various dates through October 31, 2012, we must take further steps to protect the interests of our existing lenders if the Credit Agreement is not refinanced by such dates.

Subsequent to June 30, 2012, we must continue to comply with our financial covenants.  We do not believe that we will be in compliance with all of our covenants based upon our September 30, 2012 results.  Because the waiver does not extend to financial covenants measured after June 30, 2012, and because we do not expect to be in compliance with the financial covenants based upon September 30, 2012 results, the amount due under the Credit Agreement has been classified as current in the accompanying consolidated balance sheet at June 30, 2012.  If we do not refinance our current Credit Agreement prior to the next measurement of financial covenants and we are unable to comply with such covenants, we would intend to seek an additional waiver at such time.  We cannot assure you that any such waiver would be granted.

         For the six months ended June 30, 2012, we incurred net capital expenditures of approximately $19.9 million (including approximately $3.7 million relating to revenue equipment that we took possession of during 2011 but funded in 2012) and we anticipate our net capital expenditures to be approximately
$7.4 million for the remainder of 2012.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Results of Operations – Combined Services

Total base revenue decreased 4.6% to $103.5 million for the quarter ended June 30, 2012 from $108.5 million for the same quarter of 2011.  We reported a net loss of $3.5 million ($0.34 per share) for the quarter ended June 30, 2012 as compared to net income of $0.6 million ($0.06 per share) for the comparable prior year period.

Our effective tax rate was 34.3% for the quarter ended June 30, 2012 compared to 57.8% for the same quarter of 2011.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended
	June 30,
	2012	2011
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	43.8	38.8
Depreciation and amortization	15.4	14.5
Operations and maintenance	13.6	11.4
Fuel and fuel taxes	13.0	13.6
Purchased transportation	7.0	8.8
Insurance and claims	7.4	6.5
Operating taxes and licenses	2.1	1.4
Communications and utilities	1.3	1.2
Gain on disposal of revenue equipment, net	(1.0)	(1.6)
Other	6.2	5.3
Total operating expenses and costs	108.8	99.9
Operating (loss) income	(8.8)%	0.1%

Key Operating Statistics:

	Three Months Ended June 30,
	2012	2011
Operating loss (in thousands)	$(6,324)	$37
Total miles (in thousands) (1)	49,594	57,846
Empty mile factor (2)	10.9%	10.9%
Weighted average number of tractors (3)	2,171	2,341
Average miles per tractor per period	22,844	24,710
Average miles per tractor per week	1,757	1,901
Average miles per trip (4)	527	534
Base Trucking revenue per tractor per week	$2,546	$2,803
Number of tractors at end of period (3)	2,182	2,354
Operating ratio (5)	108.8%	99.9%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip are based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Our base Trucking revenue decreased 15.8% from $85.3 million to $71.8 million and our operating loss was $6.3 million compared to operating income of approximately $37,000 for the same quarter of 2011.  The decrease in our base Trucking revenue resulted from our miles per tractor per period decreasing 7.6%, our loaded rate per mile decreasing 1.7% and our average tractor count decreasing by 7.3%.

Overall, our operating ratio deteriorated by 8.9 percentage points of base revenue to 108.8% from 99.9% as a result of the following factors:

•
Salaries, wages and employee benefits expense increased by 5.0 percentage points of base Trucking revenue predominately due to a 15.8% reduction in Trucking base revenue, an increase in driver sign-on bonuses related to recruiting more qualified drivers and, as mentioned below, a decrease in the number of independent contractors.  During the second quarter of 2012, we continued to see evidence of a tightening market of eligible drivers related to the continued impact of the Department of Transportation’s (“DOT”) Compliance, Safety, Accountability (“CSA”) program, which was implemented in December 2010, accompanied by seasonal job alternatives for drivers that made driver retention more difficult.   New hours-of-service rules being reviewed by the DOT, through the Federal Motor Carrier Safety Administration, may further reduce the pool of eligible drivers.  In July 2012, we raised driver pay for new drivers with less than one year experience by over $0.02 per mile in order to retain and attract drivers.  The measures that we have taken may continue to cause increases in driver related expenses that would increase salaries, wages and employee benefits.  In addition to the above, medical payments made under the Company’s employee benefits plan increased approximately $0.5 million, or 31.8% and our workers’ compensation expense increased approximately $0.2 million, or 37.1%.

•
Fuel and fuel taxes expense decreased 0.6 percentage points of base Trucking revenue.  Contributing to this decrease, was a 4.4% decrease in fuel prices that was offset by a 30.7% decrease in our number of independent contractors, which increased the percentage of our fleet comprised of Company trucks, for which we bear the fuel expense.  Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Purchased transportation expense, which is comprised of independent contractor compensation and fees paid to Mexican carriers decreased by 1.8 percentage points of base Trucking revenue.  This decrease is primarily the result of the above mentioned decrease in the number of independent contractors from 153 to 106. Over the longer term, we expect our purchased transportation expense to increase if we achieve our long-term goal to grow our independent contractor fleet, but in the event that we are unable to recruit and retain independent contractors, this expense could continue to fall causing a corresponding increase in fuel and fuel taxes expense and salaries, wages and employee benefits expense.

•
While the actual amount of depreciation and amortization expense decreased during the second quarter of 2012 compared to the second quarter of 2011, as a percentage of base Trucking revenue it increased 0.9 percentage points.  During the quarter, we purchased 150 tractors and 100 trailers and disposed of 138 tractors, 110 trailers and miscellaneous other equipment.  As our unmanned tractor count increased throughout the quarter, we delayed in-servicing some of the new equipment while selling some of the older equipment, which resulted in this decrease in depreciation and amortization expense.  In addition, effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers to 14 years from 10 years and it changed the amount of the salvage value to which those trailers are being depreciated from 25.0% of the original purchase price to $500.  This change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.6 million and on a net-of-tax basis of approximately $0.4 million ($0.03 per share) during the quarter.  Although all of these resulted in a lower absolute dollar expense, it was not enough to offset the aforementioned reduction in revenue, which caused depreciation and amortization as a percentage of base Trucking revenue to increase.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 2.2 percentage points of base Trucking revenue primarily due to a 6.9% increase in direct repair costs related to new engine emissions requirements mandated by the EPA, the higher mileage equipment remaining in our fleet and the increase in the cost of parts and tires.  Our average tractor age as of June 30, 2012 was 28.7 months compared to 27.6 months at June 30, 2011, whereas our average trailer age was 74.6 months and 67.1 months, respectively.  Operations and maintenance expense may increase in the future if we delay the purchase of new equipment and the age of our equipment continues to increase.

•
Insurance and claims expense increased 0.9 percentage points of base Trucking revenue.  While our accident frequencies continue to improve, during the quarter, we determined it was necessary to increase the reserves on some open claims.  The continuing education of our drivers regarding accident prevention is assisting in reducing insurance and claims expense. If we are able to continue to successfully execute our safety initiatives, we would expect insurance and claims expense to continue to decrease over the long term, though remaining volatile from period-to-period.

•
Other expenses increased 0.9 percentage points of base Trucking revenue as a result of increased driver recruiting expenses and an increase in professional services. Due in large part to a reduction in our miles per tractor per week, we experienced a 37% increase in driver turnover, which increased the percentage of unmanned trucks by 33.5%.  In addition, the DOT’s CSA program has increased the difficulty of recruiting qualified drivers as the demand for those highly qualified drivers has increased, while the program has simultaneously decreased the overall supply of drivers.  While our driver recruiting costs have trended upward the past several quarters, we expect that most of these costs will subside upon reaching our goal of 4% unmanned tractors, but this could take several quarters to achieve given our current unmanned tractor count and the tight driver hiring market.  In the event that we are unable to retain existing drivers or attract new drivers and drive down our unmanned tractor count in the future, we would expect other expenses to increase as a percentage of base Trucking revenue as a result of the increased recruiting costs.  The increase in professional services is primarily related to additional consulting and legal fees.

•
Gain on the disposal of equipment decreased 0.6 percentage points in the quarter ended June 30, 2012 as a result of fewer sales of our tractors and trailers.  Despite the reduction in gains, the market for used equipment remains steady.  If the used equipment market was to soften or we decided to keep our equipment for a longer period of time, gains on disposal of equipment could decrease.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated:

	Three Months Ended June 30,
	2012	2011
Total SCS revenue	$37,500	$25,720
Intercompany revenue	(7,938)	(4,055)
Net revenue	$29,562	$21,665

Operating income (in thousands)	$2,528	$2,273
Gross margin (1)	13.9%	15.8%

(1)	Gross margin is calculated by taking total SCS revenue less purchased transportation and dividing that amount by total SCS revenue. This calculation includes intercompany revenue and expenses.

Net revenue from SCS increased 36.4% to $29.6 million from $21.7 million, while operating income increased 11.2% to $2.5 million from $2.3 million.  This increase was primarily a result of the continued expansion of our SCS operations bringing the total number of branches to 13 at June 30, 2012.  This increase was partially offset by a 12.5% decline in gross margin resulting primarily from an increase in purchased transportation costs caused by less capacity in the marketplace.  If we are successful in continuing to build our SCS business, we would expect to see the percentage of our total revenue coming from SCS continue to grow.  However, we recently experienced an increase in purchased transportation expense because our cost to secure capacity increased faster than the rates paid by our customers.  Our gross margin from our SCS business may continue to decline if this condition persists.

Results of Operations – Intermodal Operations

The following table sets forth certain information relating to our Intermodal operating segment for the periods indicated:

	Three Months Ended June 30,
	2012	2011
Total Intermodal revenue (1)	$7,395	$8,070
Intercompany revenue	(198)	(759)
Net revenue	$7,197	$7,311

Operating loss (in thousands)	$(533)	$(98)
Gross margin (2)	17.5%	11.4%

(1) Includes fuel surcharge revenue.

(2)  Gross margin is calculated by taking total Intermodal revenue less purchased transportation and dividing that amount by total Intermodal revenue.  This calculation includes intercompany revenue and expenses.

Total net revenue from our Intermodal operating segment decreased 1.5% to $7.2 million from $7.3 million.  We have had a difficult time achieving the lane density needed to operate the containers well enough to overcome the fixed costs associated with them.  We continue to try to improve our lane density and cull business that does not cover the costs associated with operating our containers.  Because of the lack of lane density, we placed 175 containers in storage to eliminate the cost associated with chassis rental in order to limit our operating losses.  The Company’s container contract with BNSF expires on December 31, 2012.  Accordingly, we plan to return the leased containers to BNSF at year-end and transition profitable intermodal freight to other sources of capacity in 2013.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Results of Operations – Combined Services

Total base revenue decreased 3.3% to $201.3 million for the six months ended June 30, 2012 from $208.1 million for the same quarter of 2011.  We reported a net loss of $8.4 million ($0.81 per share) for the six months ended June 30, 2012 as compared to a net loss of $2.1 million ($0.21 per share) for the comparable prior year period.

Our effective tax rate was 35.0% for the six months ended June 30, 2012 compared to 15.2% for the same period of 2011.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Six Months Ended
	June 30,
	2012	2011
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	43.9	38.7
Fuel and fuel taxes	15.5	15.4
Depreciation and amortization	14.9	14.8
Operations and maintenance	13.5	11.2
Purchased transportation	7.0	9.0
Insurance and claims	6.9	6.8
Operating taxes and licenses	1.9	1.5
Communications and utilities	1.3	1.1
Gain on disposal of revenue equipment, net	(0.9)	(1.3)
Other	5.7	5.2
Total operating expenses and costs	109.7	102.4
Operating loss	(9.7)%	(2.4)%

Key Operating Statistics:

	Six Months Ended June 30,
	2012	2011
Operating loss (in thousands)	$(14,280)	$(4,080)
Total miles (in thousands) (1)	102,953	116,508
Empty mile factor (2)	11.4%	10.4%
Weighted average number of tractors (3)	2,201	2,341
Average miles per tractor per period	46,776	49,769
Average miles per tractor per week	1,799	1,925
Average miles per trip (4)	527	545
Base Trucking revenue per tractor per week	$2,582	$2,778
Number of tractors at end of period (3)	2,182	2,354
Operating ratio (5)	109.7%	102.4%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip are based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Our base Trucking revenue decreased 12.1% from $168.2 million to $147.8 million and our operating loss was $14.3 million compared to an operating loss of $4.1 million for the same period of 2011.  The decrease in our base Trucking revenue resulted from our miles per tractor per period decreasing 6.0% and our weighted average tractor count decreasing by 6.0%.  While our loaded rate per mile improved 0.5%, it was offset by an increase in our empty mile factor of 9.6%.

Overall, our operating ratio deteriorated by 7.3 percentage points of base revenue to 109.7% from 102.4% as a result of the following factors:

•
Salaries, wages and employee benefits expense increased by 5.2 percentage points of base revenue predominately due to a 12.1% reduction in Trucking base revenue, an increase in driver sign-on bonuses related to recruiting more qualified drivers and, as mentioned below, a decrease in the number of independent contractors.  Driver compensation costs increased in excess of $0.02 per mile, or $0.12 per share, for the six month period.  During the first half of 2012, we continued to see evidence of a tightening market of eligible drivers related to the continued impact of the Department of Transportation’s (“DOT”) Compliance, Safety, Accountability (“CSA”) program which, was implemented in December 2010, accompanied by seasonal job alternatives for drivers that made driver retention more difficult.   New hours-of-service rules being reviewed by the DOT, through the Federal Motor Carrier Safety Administration, may further reduce the pool of eligible drivers and may continue to cause increases in driver related expenses that would increase salaries, wages and employee benefits.  In addition to the above, medical payments made under the Company’s employee benefits plan increased approximately $0.9 million, or 29.6% and our workers’ compensation expense increased approximately $0.4 million, or 37.2%.

•
Fuel and fuel taxes expense increased 0.1 percentage points of base Trucking revenue.  Contributing to this increase, was a 1.1% increase in fuel prices, a 34.4% decrease in our number of independent contractors, which increased the percentage of our fleet comprised of Company trucks, for which we bear the fuel expense and, to a lesser extent, an increase in our out-of-route percentage.  Partially offsetting this decrease was an improvement of 1.3% in our fuel economy. Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Purchased transportation expense, which is comprised of independent contractor compensation and fees paid to Mexican carriers decreased by 2.0 percentage points of base Trucking revenue.  This decrease is primarily the result of the above mentioned decrease in the number of independent contractors included in our fleet. Over the longer term, we expect our purchased transportation expense to increase if we achieve our long-term goal to grow our independent contractor fleet, but in the event that we are unable to recruit and retain independent contractors, this expense could continue to fall causing a corresponding increase in fuel and fuel taxes expense and salaries, wages and employee benefits expense.

•
Depreciation and amortization expense increased 0.1 percentage points of base Trucking revenue.  During the six months, we purchased 215 tractors and 100 trailers and disposed of 260 tractors, 236 trailers and miscellaneous other equipment.  As our unmanned tractor count increased throughout the quarter, we delayed in-servicing some of the new equipment while selling some of the older equipment.  This resulted in a decrease in depreciation and amortization expense.  In addition, effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers to 14 years from 10 years and it changed the amount of the salvage value to which those trailers are being depreciated from 25.0% of the original purchase price to $500.  This change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.1 million and on a net-of-tax basis of approximately $0.7 million ($0.07 per share) during the six month period.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased 2.3 percentage points of base Trucking revenue primarily due to a 10.8% increase in direct repair costs related to new engine emissions requirements mandated by the EPA, the higher mileage equipment remaining in our fleet and the increase in the cost of parts and tires.  Our average tractor age as of June 30, 2012 was 28.6 months compared to 27.7 months at June 30, 2011, whereas our average trailer age was 74.6 months and 67.1 months, respectively.  Operations and maintenance expense may increase in the future if we delay the purchase of new equipment and the age of our equipment continues to increase.

•
Insurance and claims expense increased 0.1 percentage points of base Trucking revenue; however, the actual amount of insurance and claims expense decreased by approximately $1.2 million.  During the March 31, 2012 quarter, we experienced fewer winter related accidents as compared to the March 31, 2011 quarter due to the mild winter weather.  In addition, the continuing education of our drivers regarding accident prevention is assisting in reducing insurance and claims expense. If we are able to continue to successfully execute our safety initiatives, we would expect insurance and claims expense to continue to decrease over the long term, though remaining volatile from period-to-period.

•
Other expenses increased 0.5 percentage points of base Trucking revenue as a result of increased driver recruiting expenses and an increase in professional services. Due in large part to a reduction in our miles per tractor per week, we experienced a 38.3% increase in driver turnover.  In addition, the DOT’s CSA program has increased the difficulty of recruiting qualified drivers as the demand for those highly qualified drivers has increased, while the program has simultaneously decreased the overall supply of drivers.    While our driver recruiting costs have trended upward the past several quarters, we expect that most of these costs will subside upon reaching our goal of 4% unmanned tractors, but this could take several quarters to achieve given our current unmanned tractor count.  In the event that we are unable to retain existing drivers or attract new drivers and drive down our unmanned tractor count in the future, we would expect other expenses to increase as a percentage of base Trucking revenue as a result of the need for increased spending on driver recruiting.  The increase in professional services is primarily related to additional consulting and legal fees.

•
Gain on the disposal of equipment decreased 0.4 percentage points in the quarter ended June 30, 2012 as a result of fewer sales of our tractors and trailers.  Despite the reduction in gains, the market for used equipment remains steady.  If the used equipment market was to soften or we decided to keep our equipment for a longer period of time, gains on disposal of equipment could decrease.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated:

	Six Months Ended June 30,
	2012	2011
Total SCS revenue	$63,843	$42,181
Intercompany revenue	(13,129)	(6,479)
Net revenue	$50,714	$35,702

Operating income (in thousands)	$4,072	$3,606
Gross margin (1)	14.1%	15.8%

(1)	Gross margin is calculated by taking total SCS revenue less purchased transportation and dividing that amount by total SCS revenue. This calculation includes intercompany revenue and expenses.

Net revenue from SCS increased 42.0% to $50.7 million from $35.7 million, while operating income increased 12.9% to $4.1 million from $3.6 million.  This increase was primarily a result of the continued expansion of our SCS operations bringing the total number of branches to 13 at June 30, 2012.  This increase was partially offset by a 10.5% decline in gross margin resulting primarily from an increase in purchased transportation costs caused by less capacity in the marketplace.  If we are successful in continuing to build our SCS business, we would expect to see the percentage of our total revenue coming from SCS to continue to grow.  Further, we recently experienced an increase in purchased transportation expense because our costs to secure capacity increased faster than the rates paid by our customers.  Our gross margin from our SCS business may continue to decline if these conditions persist.

Results of Operations – Intermodal Operations

The following table sets forth certain information relating to our Intermodal operating segment for the periods indicated:

	Six Months Ended June 30,
	2012	2011
Total Intermodal revenue (1)	$13,105	$15,498
Intercompany revenue	(354)	(1,456)
Net revenue	$12,751	$14,042

Operating loss (in thousands)	$(757)	$(496)
Gross margin (2)	19.3%	8.8%

(1) Includes fuel surcharge revenue.

(2)  Gross margin is calculated by taking total Intermodal revenue less purchased transportation and dividing that amount by total Intermodal revenue.  This calculation includes intercompany revenue and expenses.

Total net revenue from our Intermodal operating segment decreased 9.2% to $12.8 million from $14.0 million.  We have had a difficult time achieving the lane density needed to operate the containers well enough to overcome the fixed costs associated with them.  We continue to try to improve our lane density and cull business that does not cover the costs associated with operating our containers.  Without the lane density needed to achieve the covering of our costs, we opted to incur additional fixed costs associated with idle containers related to chassis rentals and storage. Because of the lack of lane density, we placed 175 containers in storage to eliminate the cost associated with chassis rental in order to limit our operating losses.  The Company’s container contract with BNSF expires on December 31, 2012.  Accordingly, we plan to return the leased containers to BNSF at year-end and transition profitable intermodal freight to other sources of capacity in 2013.

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

Liquidity and Capital Resources

During the second quarter of 2012, the maximum amount borrowed under the Credit Agreement, including letters of credit, reached approximately 79.6% of the total amount available at its highest point and we ended the quarter with outstanding borrowings, including letters of credit, equal to approximately 76.1% of the total amount available.  At June 30, 2012, we had approximately $18.6 million of availability for new capital leases under existing lease facilities, of which $50.0 million has been authorized for use through 2012 by the Company’s Board of Directors.  At June 30, 2012, we had approximately $23.9 million available under our Credit Agreement.  We amended our Credit Agreement during the first quarter of 2012 to prevent a default at March 31, 2012 and ease two of the financial covenants through 2012.  At June 30, 2012, we were not in compliance with all of the financial covenants contained in our Credit Agreement.  We paid a ten (10) basis points fee ($100,000) to obtain a waiver from our bank group for such non-compliance and, if the Credit Agreement is not refinanced by August 24, 2012, we will be charged an additional thirty (30) basis points fee ($300,000) for the extension of the waiver.  Commencing September 7, 2012, and at various dates through October 31, 2012, we must take further steps to protect the interests of our existing lenders if the Credit Agreement is not refinanced by such dates.

Subsequent to June 30, 2012, we must continue to comply with our financial covenants.  We do not believe that we will be in compliance with all of our financial covenants based upon September 30, 2012 results.  Because the waiver does not extend to financial covenants measured after June 30, 2012, and because we do not expect to be in compliance with the financial covenants based upon September 30, 2012 results, the amount due under the Credit Agreement has been classified as current in the accompanying consolidated balance sheet at June 30, 2012.

We are currently negotiating a credit agreement with a new lender to replace our current facility.  If the Company is successful in obtaining the new credit facility, the proceeds will be used in part to pay off the outstanding balance of the Credit Agreement, fund certain fees and expenses associated with obtaining the new credit facility, finance working capital and capital expenditures and provide for general corporate purposes.  If we are unable to obtain this replacement facility and refinance all outstanding obligations under our existing facility on or before August 24, 2012, we will be obligated to pay the additional waiver fee in the amount of $300,000 to our existing lenders.  Commencing September 7, 2012, and at various dates through October 31, 2012, we must take further steps to protect the interests of our existing lenders if the Credit Agreement is not refinanced by such dates.  If we are unable to obtain this replacement facility and refinance all outstanding obligations under our existing facility before any future defaults of our financial covenants, we will be required to seek an additional waiver.  Our current lenders may or may not be willing to grant an additional waiver.  And, if the additional waiver is obtained, we may incur higher interest rates and/or be required to pay amendment or waiver fees to obtain that waiver.  A failure to refinance our current Credit Agreement (as we may or may not be able to obtain an additional waiver) may result in acceleration of our current debt.  Accordingly, our financial condition, liquidity, results of operations, and price of our common stock could be adversely affected by our inability to obtain replacement financing in a timely manner.

       The nature of our business requires significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Credit Agreement and capital lease purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under financing arrangements.  We use these financing arrangements to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.  As discussed above, our ability to replace our Credit Agreement could cause a significant change in our sources of liquidity.  While we have commitments from equipment financing sources outside our Credit Agreement to fund our purchases of tractors and trailers over the next twelve months, we are dependent on our ability to replace our Credit Agreement to provide the capital necessary to finance our operations, annual debt maturities, lease commitments, letter of credit commitments and capital expenditures over the next twelve months.  There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing and facility renewal will be available, if at all, in amounts required or on terms satisfactory to us.

Our balance sheet debt, less cash, represents 50.9% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 40.0% of our total debt and carry an average fixed rate of 1.8%.  On June 30, 2012, we had $18.6 million available through equipment financing commitments and approximately $23.9 million of additional availability on our revolving credit line.

During the six months ended June 30, 2012, we made net capital expenditures of approximately $15.5 million relating to revenue equipment that we took possession of in 2012 and approximately $3.7 million relating to revenue equipment we took possession of during 2011 and funded in 2012. During the six months ended June 30, 2012, we also incurred net capital expenditures of $0.7 million for facility expansions and other expenditures.

Cash Flows
	(in thousands)
	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$8,954	$9,545
Net cash provided by (used in) investing activities	3,778	(11,706)
Net cash (used in) provided by financing activities	(14,761)	1,211

Cash generated from operations decreased $0.6 million during the first half of 2012 as compared to the same time period of 2011, primarily due to the net effect of the following factors:

•
An $8.4 million net loss was incurred for the six months ended June 30, 2012 compared to the $2.1 million net loss for the comparable prior year period. This loss was primarily due to a less robust economy, operational inefficiency, and an increase in the number of unmanned tractors.

•
A $2.8 million decrease in depreciation and amortization due to an overall decrease in our revenue equipment counts.  As of June 30, 2012, we reduced our total tractor count by 152 units as compared to June 30, 2011, representing units shut down due to high mileage and trade life cycles.  We also reduced our trailer count by 390 year over year as part of our plan to reduce the number of trailers because of our investment in trailer tracking devices.

•	An $11.5 million decrease in cash provided from accounts receivable resulting from a decline in fuel surcharge revenue and base revenue, primarily in June as compared to the same time period of 2011.

•	An increase in our deferred tax liability of approximately $4.1 million due from the loss incurred during the current year.

•
A $1.0 million decrease in the gain on disposal of revenue equipment.  We continue to experience a strong used equipment market; however, we had less revenue equipment in inventory to sell in 2012 as compared to 2011.  During the first six months of 2012, we sold 260 tractors and 216 trailers as compared to 327 tractors and 422 trailers for the comparable prior year period.

•	A $2.8 million decrease in cash used in trade accounts payable and accrued expenses primarily due to the timing of revenue equipment purchases.

•	Insurance and claims increased $1.9 million primarily due to an increase in reserves on some open claims.

For the six months ended June 30, 2012, net cash provided by investing activities was $3.8 million, compared to $11.7 million of cash used for the same period of 2011.  The $15.5 million decrease in cash used in investing activities primarily resulted from a decrease in purchases of property and equipment.  Cash used to purchase property and equipment decreased $17.5 million during the first six months of 2012 as compared to the same period of 2011.  This decrease was primarily due to the number of tractors and trailers we purchased.  Through the first six months of 2012, we purchased 215 tractors compared to 305 tractors for the comparable prior year period.  For trailers, we purchased 100 units through the first six months of 2012 compared to 350 during the first six months of 2011.  Proceeds from the sale of equipment also decreased $1.9 million due to a decline in the number of units that were sold.  During the first half of 2012, we sold 257 tractors and 216 trailers compared to 327 tractors and 422 trailers during the first half of 2011.  During 2011, cash used in investing activities decreased $11.3 million as compared to the same time period of 2010 primarily due to the method utilized to finance the acquisition of revenue equipment.  During 2010, we primarily utilized borrowings from our Credit Agreement to fund revenue equipment acquisitions and during 2011, we utilized more lease based financing.  During the first half of 2011, we leased $15.4 million in revenue equipment acquisitions compared to $4.9 million during the same time period of 2010.  In addition, we have also experienced higher sale prices and sale volumes in our used equipment sales, which resulted in a $6.3 million increase in proceeds from the sale of equipment.

Cash provided by financing activities decreased $16.0 million for the first half of 2012 as compared to the same time period in 2011.  The primary reason for the decrease in cash provided was due to cash used for the principal payment on capitalized lease obligations.  The increase in cash used was due to terminal payments associated with the expiration of various revenue equipment TRAC (Terminal Rental Adjustment Clause) leases for which we paid approximately $10.8 million during the first half of 2012 compared to $2.4 million during the same period of 2011.  In addition to the increase in cash used for principal payments, our net borrowing from our Credit Facility decreased $5.0 million due to a decline in cash used in investing activities.  During the first half of 2011, cash provided by financing activities increased $0.9 million as compared to the same time period in 2010.  We borrowed a net amount on our Credit Agreement of $10.1 million in 2011 compared to $9.6 million in net borrowings in 2010, resulting in a $0.5 million increase in net borrowings on our Credit Agreement. The additional borrowing primarily related to purchasing replacement revenue equipment. In addition to the additional borrowing, cash provided by financing activities increased due to a $1.3 million increase in bank drafts outstanding, which was partially offset by a $0.7 million increase in principal payments on capitalized lease obligations.

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

On March 8, 2012, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), which amends the Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders.  We amended the Credit Agreement to prevent a default and ease two of the financial covenants.

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

The interest rate on our overnight borrowings under the Credit Agreement at June 30, 2012 was 4.25%.  The interest rate including all borrowings made under the Credit Agreement at June 30, 2012 was 4.1%.  The interest rate on the Company’s borrowings under the agreements for the six months ended June 30, 2012 was 4.0%.  A quarterly commitment fee is payable on the unused portion of the credit line and bears a rate which is determined based on our attainment of certain financial ratios.  At June 30, 2012, the rate was 0.375% per annum.  The Credit Agreement is collateralized by revenue equipment having a net book value of $165.4 million at June 30, 2012, and all trade and other accounts receivable.  The Credit Agreement requires us to meet certain financial covenants (i.e., a maximum leverage ratio of 3.6 and a minimum fixed charge ratio of 1.0) and to maintain a minimum tangible net worth of approximately $106.4 million at June 30, 2012.  We were in compliance with these covenants at June 30, 2012.  The covenants would prohibit the payment of dividends by us if such payment would cause us to be in violation of any of the covenants.  As the Company reprices its debt on a quarterly basis, the borrowings under the Credit Agreement approximate its fair value.  And, at June 30, 2012, the Company had outstanding $2.2 million in letters of credit and had approximately $23.9 million available under the Credit Agreement.

       We amended our Credit Agreement during the first quarter of 2012 to prevent a default at March 31, 2012 and ease two of the financial covenants through 2012.   At June 30, 2012, we were not in compliance with all of the financial covenants contained in our Credit Agreement.  We paid a ten (10) basis points fee ($100,000) to obtain a waiver from our bank group for such non-compliance and, if the Credit Agreement is not refinanced by August 24, 2012, we will be charged an additional thirty (30) basis points fee ($300,000) for the extension of the waiver.  Commencing September 7, 2012, and at various dates through October 31, 2012, we must take further steps to protect the interests of our existing lenders if the Credit Agreement is not refinanced by such dates.

       Because such waiver does not extend to financial covenants measured after June 30, 2012, and because we do not expect to be in compliance with the financial covenants based upon September 30, 2012, results, the amount due under the Credit Agreement has been classified as current in the accompanying consolidated balance sheet at June 30, 2012.

       We have entered into leases with lenders who participate in our Credit Agreement and who participated in our Amended and Restated Senior Credit Facility, which was replaced by the Credit Agreement.  Those leases contain cross-default provisions with the Credit Agreement and the previous Facility.  We have also entered into leases with other lenders who do not participate in our Credit Agreement nor participated in our previous Facility.  Multiple leases with lenders who do not participate in our Credit Agreement or Revolver generally contain cross-default provisions.

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

Equity

At June 30, 2012, we had stockholders’ equity of $118.7 million and total debt including current maturities of $124.3 million, resulting in a total debt, less cash, to total capitalization ratio of 50.9% compared to 47.4% at December 31, 2011.

Purchases and Commitments

We have updated our capital expenditures expectations since the end of the first quarter and now, as of June 30, 2012, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, is $7.4 million for the remainder of 2012, approximately $5.6 million of which relates to revenue equipment.  We may change the amount of the capital expenditures based on operating performance.  Should we further decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $1.8 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.

We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the six months ended June 30, 2012, we incurred net capital expenditures of approximately $19.9 million relating to revenue equipment that we took possession of in 2012 (including approximately $3.7 million relating to revenue equipment we took possession of during 2011 and funded in 2012, and including approximately $7.1 million of revenue equipment that we took possession of during the first six months of 2012 and have not yet funded). During the six months ended June 30, 2012, we also incurred net capital expenditures of $0.7 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at June 30, 2012, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$73,900	$73,900	$--	$--	$--
Capital lease obligations (2)	51,852	17,317	27,300	7,235	--
Purchase obligations (3)	25,264	25,264	--	--	--
Rental obligations	4,039	1,686	1,955	97	301
Total	$155,055	$118,167	$29,255	$7,332	$301

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

(3)
Purchase obligations include commitments to purchase approximately $25.3 million of revenue equipment, none of which is cancelable by us upon advance written notice.  We anticipate taking delivery of these purchases throughout the remainder of 2012.

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

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25.0% of the original purchase price.  For the three months ended June 30, 2012, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.6 million and on a net-of-tax basis of approximately $0.4 million ($0.03 per share).  For the six months ended June 30, 2012, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.1 million and on a net-of-tax basis of approximately $0.7 million ($0.07 per share).  For the three months ended June 30, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.4 million and on a net-of-tax basis of approximately $0.25 million ($0.02 per share).  For the six months ended June 30, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.4 million and on a net-of-tax basis of approximately $0.25 million ($0.02 per share).

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at June 30, 2012, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended June 30, 2012, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

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

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at June 30, 2012.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At June 30, 2012, we determined that no impairment of value existed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk.  We are exposed to interest rate risk primarily from our Credit Agreement.  The Credit Agreement bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate plus a certain percentage which is determined based on our attainment of certain financial ratios.  At June 30, 2012, we had $76.1 million outstanding pursuant to our Credit Agreement including letters of credit of $2.2 million.  Assuming the outstanding balance at June 30, 2012 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Credit Agreement would increase our interest expense over a one-year period by approximately $0.8 million.

Foreign Currency Exchange Rate Risk.  We require customers to pay for our services in U.S. dollars.  Although the Canadian government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

       Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  As of June 30, 2012, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.  Based on our expected fuel consumption for the remainder of 2012, a one dollar change in the related price of diesel fuel per gallon would change our fuel expense by approximately $3.9 million, assuming no further change to our fuel surcharge recovery.

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

Our Credit Agreement and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with the covenant, restrictions, and requirements or obtain a replacement facility. We have defaulted on our financial covenants in the past and a further default could result in the acceleration of all or part of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have a $100.0 million Credit Agreement with a group of banks and numerous other financing arrangements.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and various financial covenants.  In March 2012, we entered into a Second Amendment to Credit Agreement to revise our debt covenants to allow us more flexibility to implement our action plan.  To obtain the amendment, our interest rates were increased and we had to pay a $250,000 amendment fee.  Despite the Second Amendment to Credit Agreement, we continue to have difficulty meeting our financial covenants due to our results of operations.  We sought and obtained a waiver for any non-compliance with our financial covenants for the quarter ended June 30, 2012, in exchange for payment of a $100,000 fee.  We are currently negotiating a credit agreement with a new lender to replace our current facility.  If we are unable to obtain this replacement facility and refinance all outstanding obligations under our existing facility on or before August 24, 2012, we will be obligated to pay an additional waiver fee in the amount of $300,000 to our existing lenders for an extension of the waiver.  Commencing September 7, 2012, and at various dates through October 31, 2012, we must take further steps to protect the interests of our existing lenders if the Credit Agreement is not refinanced by such dates.

       We do not believe that we will be in compliance with all of our financial covenants based upon September 30, 2012 results.  If we are unable to obtain this replacement facility and refinance all outstanding obligations under our existing facility before any future defaults of our financial covenants, we will be required to seek an additional waiver.  Our current lenders may or may not be willing to grant an additional waiver.  And, if the additional waiver is obtained, we may incur higher interest rates and/or be required to pay amendment or waiver fees to obtain that waiver.  A failure to refinance our current Credit Agreement (as we may or may not be able to obtain an additional waiver) may result in acceleration of our current debt.  Accordingly, our financial condition, liquidity, results of operations, and price of our common stock could be adversely affected by our inability to obtain replacement financing in a timely manner.

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

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the three months ended June 30, 2012, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the second quarter of 2012.

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

3.5		Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).
3.6	#	Certificate of Amendment to Certificate of Incorporation of the Company dated May 3, 2006.
4.1		Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.2
Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed.  The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	August 9, 2012	By:	/s/ Clifton R. Beckham
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

3.5		Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).
3.6	#	Certificate of Amendment to Certificate of Incorporation of the Company dated May 3, 2006.
4.1		Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.2
Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed.  The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”
#	Filed herewith.