Form 10-Q
period 2012-09-30
USA TRUCK INC
filed 2012-11-09
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No    X

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of November 2, 2012 is 10,434,195.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash	$648	$2,659
Accounts receivable:
Trade, less allowance for doubtful accounts of $350 in 2012 and $420 in 2011	61,958	55,359
Other	1,776	1,582
Inventories	1,920	1,831
Prepaid expenses and other current assets	15,384	13,466
Total current assets	81,686	74,897

Property and equipment:
Land and structures	31,465	31,377
Revenue equipment	370,599	372,331
Service, office and other equipment	16,610	15,853
Property and equipment, at cost	418,674	419,561
Accumulated depreciation and amortization	(162,883)	(160,761)
Property and equipment, net	255,791	258,800
Note receivable	1,985	2,003
Other assets	543	491
Total assets	$340,005	$336,191

Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$3,735	$5,044
Trade accounts payable	26,903	21,691
Current portion of insurance and claims accruals	6,151	3,418
Accrued expenses	8,947	7,790
Note payable	--	1,370
Current maturities of long-term debt and capital leases	17,066	19,146
Deferred income taxes	1,054	1,693
Total current liabilities	63,856	60,152

Deferred gain	606	612
Long-term debt and capital leases, less current maturities	119,684	98,927
Deferred income taxes	37,842	45,193
Insurance and claims accruals, less current portion	5,312	4,335

Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,776,983 shares in 2012 and 11,791,997 shares in 2011	118	118
Additional paid-in capital	65,318	65,284
Retained earnings	69,007	83,438
Less treasury stock, at cost (1,339,665 shares in 2012 and 1,347,941 shares in 2011)	(21,738)	(21,868)
Total stockholders’ equity	112,705	126,972
Total liabilities and stockholders’ equity	$340,005	$336,191
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
Trucking revenue	$71,951	$77,790	$219,733	$245,974
Strategic Capacity Solutions revenue	23,336	18,389	67,185	47,829
Intermodal revenue	5,037	6,464	14,749	16,966
Base revenue	100,324	102,643	301,667	310,769
Fuel surcharge revenue	24,092	27,494	75,990	82,438
Total revenue	124,416	130,137	377,657	393,207

Operating expenses and costs:
Salaries, wages and employee benefits	36,276	34,423	106,507	102,229
Fuel and fuel taxes	31,443	33,397	96,780	104,456
Purchased transportation	31,373	32,213	93,626	89,073
Depreciation and amortization	11,237	12,390	33,571	37,491
Operations and maintenance	10,961	11,650	32,471	31,942
Insurance and claims	5,310	5,581	15,573	17,145
Operating taxes and licenses	1,288	1,345	4,184	4,118
Communications and utilities	969	1,103	3,049	3,136
Gain on disposal of assets, net	(490)	(648)	(1,756)	(2,904)
Other	4,574	4,542	13,142	13,350
Total operating expenses and costs	132,941	135,996	397,147	400,036
Operating loss	(8,525)	(5,859)	(19,490)	(6,829)

Other expenses (income):
Interest expense	1,034	877	3,043	2,440
Other, net	(32)	(174)	(155)	(210)
Total other expenses, net	1,002	703	2,888	2,230
Loss before income taxes	(9,527)	(6,562)	(22,378)	(9,059)
Income tax benefit	(3,455)	(2,257)	(7,947)	(2,636)

Net loss	$(6,072)	$(4,305)	$(14,431)	$(6,423)

Net loss per share information:
Average shares outstanding (Basic)	10,312	10,294	10,310	10,304
Basic loss per share	$(0.59)	$(0.42)	$(1.40)	$(0.62)

Average shares outstanding (Diluted)	10,312	10,294	10,310	10,304
Diluted loss per share	$(0.59)	$(0.42)	$(1.40)	$(0.62)

See notes to consolidated financial statements.

USA TRUCK, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(6,072)	$(4,305)	$(14,431)	$(6,423)
Change in fair value of interest rate swap, net of income tax of $1 for the nine months ended September 30, 2011	--	--	--	1
Reclassification of derivative net losses to statement of operations, net of income tax of $7 for the nine months ended September 30, 2011	--	--	--	10
Total comprehensive loss	$(6,072)	$(4,305)	$(14,431)	$(6,412)
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2011	11,792	$118	$65,284	$83,438	$(21,868)	$126,972
Excess tax benefit from stock options and restricted stock	--	--	--	--	--	--
Transfer of stock into (out of) Treasury Stock	--	--	(130)	--	130	--
Stock-based compensation	--	--	166	--	--	166
Restricted stock award grant	12	--	--	--	--	--
Forfeited restricted stock	(27)	--	--	--	--	--
Net share settlement related to restricted stock vesting	--	--	(2)	--	--	(2)
Net loss	--	--	--	(14,431)	--	(14,431)
Balance at September 30, 2012	11,777	$118	$65,318	$69,007	$(21,738)	$112,705

                See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net loss	$(14,431)	$(6,423)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	33,571	37,491
Provision for doubtful accounts	81	81
Deferred income taxes	(7,947)	(2,629)
Excess tax benefit from stock options and restricted stock	--	(6)
Stock-based compensation	166	45
Gain on disposal of assets, net	(1,756)	(2,904)
Recognition of deferred gain	(6)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(6,874)	(19,389)
Inventories and prepaid expenses	(161)	(1,163)
Trade accounts payable and accrued expenses	5,766	6,270
Insurance and claims accruals	4,265	721
Net cash provided by operating activities	12,674	12,089

Investing activities
Purchases of property and equipment	(19,235)	(39,897)
Proceeds from sale of property and equipment	15,601	17,588
Change in other assets	(34)	(54)
Net cash used in investing activities	(3,668)	(22,363)

Financing activities
Borrowings under long-term debt	164,738	93,822
Principal payments on long-term debt	(154,486)	(73,724)
Principal payments on capitalized lease obligations	(18,590)	(11,703)
Principal payments on note payable	(1,370)	(1,009)
Net (decrease) increase in bank drafts payable	(1,309)	1,054
Proceeds from exercise of stock options	--	7
Excess tax benefit from stock options and restricted stock	--	6
Net cash (used in) provided by financing activities	(11,017)	8,453

Decrease in cash	(2,011)	(1,821)
Cash:
Beginning of period	2,659	2,726
End of period	$648	$905

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,171	$2,448
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	24,934	21,235
Purchases of revenue equipment included in accounts payable	4,305	1,063
Purchases of fixed assets included in long-term debt	233	--

See notes to consolidated financial statements.

USA TRUCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3 – STOCK-BASED COMPENSATION

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,100,000 shares of Common Stock to directors, officers and other key employees.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $4.18 to $30.22 as of September 30, 2012.  At September 30, 2012, 663,467 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Compensation expense	$24	$38	$62	$70

The table below sets forth the assumptions used to value stock options granted during the periods indicated:

	2012	2011
Dividend yield	0%	0%
Expected volatility	45.4 – 64.0%	22.6 – 67.1%
Risk-free interest rate	0.5 – 0.7%	0.7 – 1.7%
Expected life (in years)	4.00 – 4.25	4.13 – 4.25

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

Information related to option activity for the nine months ended September 30, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	127,884	$14.80
Granted	14,018	7.45
Exercised	--	--		$--
Cancelled/forfeited	(18,448)	12.74
Expired	(14,789)	21.28
Outstanding at September 30, 2012	108,665	$13.32	2.8	$--
Exercisable at September 30, 2012	69,204	$14.75	1.9	$--

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on September 28, 2012 (the last trading day of the quarter), was $3.64.

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

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Compensation expense (credit)	$57	$81	$104	$(25)

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the nine months ended September 30, 2012, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2011	146,624	$12.14
Granted	12,477	5.66
Forfeited	(26,915)	12.01
Vested	(12,010)	12.34
Nonvested shares – September 30, 2012	120,176	$11.48

(1)	The shares were valued at the closing price of the Company’s Common Stock on the dates of the awards.

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date.  Each officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of defined retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares which fail to vest as a result of the Company’s failure to attain a performance goal will be forfeited and result in the recovery of the previously recorded expense.  These forfeited shares will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that Plan until that Plan expires in 2014.  During the second quarter of 2011, management determined that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2012 and April 1, 2013.  At that time, these shares were deemed forfeited and recorded as Treasury Stock.  Accordingly, the shares remain outstanding until their scheduled vesting dates, at which time their forfeitures become effective and the shares revert to the 2004 Equity Incentive Plan.  The table below sets forth the information relating to the forfeitures of these shares.

July 16, 2008 Restricted Stock Award Forfeitures
Scheduled Vest Date	Date Deemed Forfeited and Recorded as Treasury Stock	Shares Forfeited (in thousands)	Expense Recovered (in thousands)	Date Shares Returned to Plan
April 1, 2011	June 30, 2010	9	$70	April 1, 2011
April 1, 2012	June 30, 2011	8	66	April 1, 2012
April 1, 2013	June 30, 2011	15	101	April 1, 2013

During the quarter ended March 31, 2011, an executive officer of the Company submitted his notice to retire effective April 30, 2011.  Accordingly, during the quarter ended March 31, 2011, the Company recovered an estimate of the expense associated with 27,910 shares of outstanding, unvested restricted stock held by this executive officer in the approximate amount of $0.08 million.  During the quarter ended June 30, 2011, the Company recovered the remaining amount related to this forfeiture in the amount of approximately $0.04 million.  As of June 30, 2011, all expense previously recorded in relation to this forfeiture had been recovered.

Information set forth in the following table is related to stock options and restricted stock as of September 30, 2012.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$73	$723
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.5	4.7

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s equity incentive plans.  During the three and nine month periods ended September 30, 2012, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining and expires on October 21, 2012.  We are currently restricted from repurchasing shares without the consent of lenders under our Revolver.

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

	Percent of Total Base Revenue
	Trucking	SCS	Intermodal
Three Months Ended
September 30, 2012	71.7%	23.3%	5.0%
September 30, 2011	75.8%	17.9%	6.3%
Nine Months Ended
September 30, 2012	72.8%	22.3%	4.9%
September 30, 2011	79.2%	15.4%	5.4%

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

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Base revenue
Trucking	$71,951	$77,790	$219,733	$245,974
SCS	29,339	21,144	84,049	56,629
Intermodal	5,170	6,825	15,158	18,466
Eliminations	(6,136)	(3,116)	(17,273)	(10,300)
Total base revenue	100,324	102,643	301,667	310,769
Fuel surcharge revenue
Trucking	20,204	21,399	62,198	66,541
SCS	4,546	4,295	13,679	10,992
Intermodal	1,361	2,330	4,478	6,187
Eliminations	(2,019)	(530)	(4,365)	(1,282)
Total fuel surcharge revenue	24,092	27,494	75,990	82,438
Total revenue	$124,416	$130,137	$377,657	$393,207

A summary of operating (loss) income by reportable segments is as follows:

	(in thousands)
	Operating (loss) income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating (loss) income
Trucking	$(10,111)	$(7,572)	$(24,391)	$(11,652)
SCS	1,916	1,873	5,989	5,481
Intermodal	(330)	(160)	(1,088)	(658)
Operating (loss) income	$(8,525)	$(5,859)	$(19,490)	$(6,829)

A summary of assets by reportable segments is as follows:

	(in thousands)
	Total Assets
	September 30,	December 31,
	2012	2011
Total Assets
Trucking	$229,784	$231,776
Corporate and Other	110,221	104,415
Total Assets	$340,005	$336,191

A summary of amortization and depreciation by reportable segments is as follows:

	(in thousands)
	Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Depreciation and Amortization
Trucking	$10,530	$11,643	$31,403	$35,372
SCS	32	21	91	51
Intermodal	79	129	276	316
Corporate and Other	596	597	1,801	1,752
Total Depreciation and Amortization	$11,237	$12,390	$33,571	$37,491

NOTE 6 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in five years.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  During the three and nine month periods ended September 30, 2012, the Company recognized approximately $1,700 and approximately $5,000, respectively, of this gain.  During the three and nine month periods ended September 30, 2011, the Company recognized approximately $1,600 and $4,300, respectively, of this gain.  The Company believes the note receivable balance at September 30, 2012, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

NOTE 7 – PROPERTY AND EQUIPMENT

We review our long-lived assets for impairment in accordance with Topic ASC 360, Property, Plant and Equipment.  This authoritative guidance provides that whenever there are certain significant events or changes in circumstances the value of long-lived assets or groups of assets must be tested to determine if their value can be recovered from their future cash flows.  In the event undiscounted cash flows expected to be generated by the asset are less than the carrying amount, the asset or group of assets must be evaluated to determine if an impairment of value exists.  Impairment exists if the carrying value of the asset exceeds its fair value.

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at September 30, 2012.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At September 30, 2012, we determined that no impairment of value existed.

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

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	(in thousands)
	September 30,	December 31,
	2012	2011
Salaries, wages and employee benefits	$4,289	$3,411
Other (1)	4,658	4,379
Total accrued expenses	$8,947	$7,790

(1)	As of September 30, 2012 and December 31, 2011, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 10 - NOTE PAYABLE

On October 11, 2012, the Company entered into an unsecured note payable of $1.8 million.  The note, which is scheduled to mature on September 1, 2013, is payable in monthly installments of principal and interest of approximately $0.2 million and bears interest at 1.8%.  The note is being used to finance a portion of the Company’s annual insurance premiums and is payable to a third party other than the insurance company.

On October 14, 2011, the Company entered into an unsecured note payable of $1.8 million.  The note, which was payable in monthly installments of principal and interest of approximately $0.2 million and bearing interest at 1.9% matured on September 1, 2012.  The note was used to finance a portion of the Company’s annual insurance premiums and was paid to a third party other than the insurance company.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)
	September 30,	December 31,
	2012	2011
Revolving credit agreement (1)	$80,900	$68,800
Capitalized lease obligations and other long-term debt (2)	55,850	49,273
	136,750	118,073
Less current maturities	17,066	19,146
Long-term debt and capital leases, less current maturities	$119,684	$98,927

(1)
On April 19, 2010, we entered into a Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility scheduled to mature on September 1, 2010.  The Credit Agreement provided for available borrowings of up to $100.0 million, including letters of credit not to exceed $25.0 million.  Availability could be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provided an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bore variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage, which was determined based on our attainment of certain financial ratios.  A quarterly commitment fee was payable on the unused portion of the credit line and bore a rate which was determined based on our attainment of certain financial ratios.  Our obligations under the Credit Agreement were guaranteed by the Company and secured by a pledge of substantially all of our assets with the exception of real estate.  The Credit Agreement included usual and customary events of default for a facility of that nature and provided that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement could be accelerated, and the lenders’ commitments could be terminated.  The Credit Agreement contained certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement was set to expire on April 19, 2014.

Borrowings under the Credit Agreement were classified as “base rate loans,” “LIBOR loans” or “Euro dollar loans.” Base rate loans accrued interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that was adjusted quarterly between 0.0% and 1.5%, based on the Company’s leverage ratio.  LIBOR loans accrued interest at LIBOR plus an applicable margin that was adjusted quarterly between 2.00% and 3.75% based on the Company’s leverage ratio.  Euro dollar loans accrued interest at the LIBOR rate in effect at the beginning of the month in which the borrowing occurred plus an applicable margin that was adjusted quarterly between 2.00% and 3.75% based on the Company’s leverage ratio.  On a quarterly basis, the Company was required to pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it was required to pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

On March 8, 2012, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), which amended the Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders.  We amended the Credit Agreement to prevent a default and ease two of the financial covenants.

The Second Amendment, among other things, (i) amended the “Applicable Margin” and “Applicable Unused Fee Rate” as set forth in the tables below, (ii) eased the consolidated leverage ratio through the 2012 calendar year such that, where previously the ratio of consolidated debt to consolidated EBITDAR was not to exceed 3.00 to 1.00, the amended consolidated leverage ratio was not to exceed 3.60 to 1.00 for the period January 1, 2012 through June 30, 2012; 3.40 to 1.00 for the period July 1, 2012 through September 30, 2012; 3.25 to 1.00 for the period October 1, 2012 through December 31, 2012; and 3.00 to 1.00 for the period commencing January 1, 2013 and at all times thereafter, and (iii) eased the consolidated fixed charge coverage ratio through the 2012 calendar year such that, where previously the consolidated fixed charge coverage ratio was not to be less than 1.40 to 1.00, the amended consolidated fixed charge coverage ratio was not to fall below 1.00 to 1.00 for the period January 1, 2012 through June 30, 2012; 1.10 to 1.00 for the period July 1, 2012 through September 30, 2012; 1.20 to 1.00 for the period October 1, 2012 through December 31, 2012; and 1.40 to 1.00 for the period commencing January 1, 2013 and at all times thereafter.

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

In exchange for these amendments, the Company agreed to pay fees of $250,000.  At June 30, 2012, we were not in compliance with all of the financial covenants contained in our Credit Agreement.  During the third quarter, we paid a ten (10) basis points fee ($100,000) to obtain a waiver from our bank group for such non-compliance.

On August 24, 2012, we entered into a $125.0 million senior secured credit facility (“Revolver”) with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank.  The Revolver has a five year term, is secured by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to certain conditions.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds from the Revolver were used to pay off the outstanding balance of the Credit Agreement.  Proceeds were also used to fund certain fees and expenses associated with the Revolver and will be used to finance working capital, capital expenditures and for general corporate purposes.

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.75 million) and an annual capital expenditure limit ($53.8 million for calendar year 2012, increasing to $71.0 million in 2013 and with further increases thereafter).  If a collateral cushion, referred to as suppressed availability, of at least $30.0 million in excess of the maximum facility size is not maintained, the advance rate on eligible revenue equipment is reduced by 5.0% and the value attributable to eligible revenue equipment starts to decline in monthly increments.  The Revolver contains a total capital expenditure limitation.  The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at September 30, 2012 was 1.5%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at September 30, 2012 it was 2.50%.

The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated.  The Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions and affiliate transactions.

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended September 30, 2012, the Applicable Margin was at Level II and at any time that an Event of Default exists hereunder, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

In connection with the syndication of the Revolver, we paid to the lenders approximately $1.5 million as a closing fee.  In addition, the Company is required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through September 30, 2012, the unused fee was at Level II.

Level	Average Used Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	< 60,000,000	0.500%

The interest rate on our overnight borrowings under the Revolver at September 30, 2012 was 4.75%.  The interest rate including all borrowings made under the Revolver at September 30, 2012 was 3.2%.  The interest rate on the Company’s borrowings under the agreements for the nine months ended September 30, 2012 was 3.2%.  A quarterly commitment fee is payable on the unused portion of the credit line and at September 30, 2012, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $171.0 million at September 30, 2012, and all billed and unbilled accounts receivable.  As the Company reprices its debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At September 30, 2012, the Company had outstanding $2.3 million in letters of credit and had approximately $23.0 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million).

In connection with the payoff of the outstanding balance of the Credit Agreement, the Company wrote off the remaining unamortized debt issuance costs incurred at the inception of the debt.  The write off amounted to approximately $0.5 million and is included in Other Operating Expenses and Costs in the accompanying Consolidated Statements of Operations.

(2)
Capitalized lease obligations in the amount of $55.6 million have various termination dates extending through May 2016 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.0% at September 30, 2012.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

NOTE 12 – LEASES AND COMMITMENTS

We lease certain revenue equipment under capital leases with terms of 36, 42 or 45 months.  Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
September 30, 2012	$74,850	$16,103	$58,747
December 31, 2011	72,272	22,525	49,747

We have entered into leases with lenders who participated in the Credit Agreement.  Those leases contain cross-default provisions with the Revolver.  We have also entered into leases with other lenders who do not participate in our Revolver.  Multiple leases with lenders who do not participate in our Revolver generally contain cross-default provisions.

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

As of September 30, 2012, for the remainder of 2012, we had commitments for purchases of non-revenue equipment in the amount of $0.01 million and commitments for the purchases of revenue equipment in the amount of approximately $5.6 million, none of which is cancelable by us upon advance written notice.  We anticipate taking delivery of these purchases throughout the remainder of 2012.

NOTE 13 – INCOME TAXES

During the three months ended September 30, 2012 and 2011, our effective tax rates were 36.3% and 34.4%, respectively.  During the nine months ended September 30, 2012 and 2011, our effective tax rates were 35.5% and 29.1%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result of the per diem program, salaries, wages and employee benefits are slightly lower than they otherwise would be, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2009, 2010 and 2011 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through September 30, 2012.

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

	(in thousands, except per share data)
	Pre-tax Basis	Net of Tax	Per Share Effect
Three Months Ended
September 30, 2012	$561	$346	$0.03
September 30, 2011	606	374	0.04
Nine Months Ended
September 30, 2012	$1,703	$1,050	$0.10
September 30, 2011	1,011	623	0.06

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

The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(6,072)	$(4,305)	$(14,431)	$(6,423)
Denominator:
Denominator for basic loss per share – weighted average shares	10,312	10,294	10,310	10,304
Effect of dilutive securities:
Employee stock options and restricted stock	--	--	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	10,312	10,294	10,310	10,304
Basic per share	$(0.59)	$(0.42)	$(1.40)	$(0.62)
Diluted loss per share	$(0.59)	$(0.42)	$(1.40)	$(0.62)
Weighted average anti-dilutive employee stock options and restricted stock	198	167	182	140

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

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million.   Blankenship has now appealed the jury verdict and Court order, and the matter is once again pending before the 8th Circuit Court of Appeals.

NOTE 17 – SUBSEQUENT EVENTS

          On November 7, 2012, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”).  Under the Rights Plan, one right will attach to each share of the Company’s common stock that is outstanding as of the close of business on November 21, 2012 and to each share issued thereafter prior to the expiration of the rights.  The rights will become exercisable (subject to customary exceptions) only if a person or group acquires 15% or more of the Company’s common stock.  At a designated time after a person or group becomes an acquiring person, upon payment of the exercise price of $12.00 per right, a holder (other than an acquiring person) will be entitled to purchase $24.00 worth of shares of the Company’s common stock (or under certain circumstances, the common stock of an entity that completes a business combination with the Company) at a 50% discount.  The Rights Plan exempts each holder of 15% or more of the Company’s common stock on the date of the Rights Plan’s adoption as long as they do not thereafter acquire an additional 1% or more shares of the Company’s common stock, as well as parties that receive prior approval of the Board and enter into qualifying standstill agreements with the Company.  The Rights Plan will expire on November 21, 2014, with continuation of the Rights Plan beyond the 2014 annual meeting of stockholders, anticipated to be in May 2014, to be subject to stockholder approval at that annual meeting.  The Company may redeem the rights for nominal consideration before the rights become exercisable.

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

The following tables present the base revenue of our three segments, net of intercompany transactions:

	Trucking
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Base revenue (in thousands)	$71,951	$77,790	$219,733	$245,974
Percent of revenue	71.7%	75.8%	72.8%	79.2%

	SCS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Base revenue (in thousands)	$23,336	$18,389	$67,185	$47,829
Percent of revenue	23.3%	17.9%	22.3%	15.4%

	Intermodal
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Base revenue (in thousands)	$5,037	$6,464	$14,749	$16,966
Percent of revenue	5.0%	6.3%	4.9%	5.4%

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

Results of Operations

Executive Overview

Financial Results

Base revenue of $100.3 million for the quarter ended September 30, 2012, decreased 2.3% from $102.6 million for the same quarter of 2011.  We incurred a net loss of $6.1 million ($0.59 per share) for the quarter ended September 30, 2012, compared to a net loss of $4.3 million ($0.42 per share) for the same quarter of 2011.

Base revenue decreased 2.9% to $301.7 million for the nine months ended September 30, 2012, from $310.8 million for the same period of 2011.  We incurred a net loss of $14.4 million ($1.40 per share) for the nine months ended September 30, 2012, compared to a net loss of $6.4 million ($0.62 per share) for the same period of 2011.

Net loss for the third quarter of 2012 was impacted by the following items:  $0.11 per share relating to increases in accrued reserves for workers’ compensation and health claims and $0.03 per share relating to the write off of deferred debt issuance costs associated with our prior credit facility that was replaced during the quarter.

Operating Environment

Freight demand was relatively weak overall for a third quarter and we did not experience the level of increase in freight volumes during the quarter that we normally expect.  We attribute this to slower growth in the United States economy, a slight contraction in manufacturing activity, and one fewer business day than in the 2011 quarter.  In addition to tepid demand, fuel prices increased for much of the quarter negatively impacting our results both sequentially and year-over-year.  Shippers remain concerned about adequate truckload capacity over the medium to longer term, but the short-term environment was less supportive of rate increases than in recent quarters.  Drivers remain difficult to attract and retain, requiring increased expense and focus despite the somewhat slower demand environment.  In response to the more difficult environment, we maintained our fleet at 160 fewer trucks compared with the third quarter of 2011, increased the percentage of our business conducted through our SCS segment, refinanced into a more flexible credit facility, and concentrated on seating trucks and refining our freight network.

Business Units Results and Operating Data

Our SCS segment continued its strong performance, growing base revenue by 26.9% and operating income by 2.2%.  SCS revenues accounted for 23.3% of total base revenue during the quarter, and SCS has been consistently profitable with very little capital investment.  Gross margin, down 1.6 percentage points, was pressured by the lackluster demand environment.

Our Intermodal operations decreased as planned, as we reduced the number of leased containers allocated to this unit.  We believe we are on schedule to recalibrate our intermodal model in 2013 to pave the way for future profitability.

Our Truckload operations produced an operating ratio of 114.1%.  These results included approximately $2.3 million related to the items listed under Financial Results above. Excluding these items, our operating ratio would have been 110.8%, which was relatively consistent with our Truckload operating ratio for the third quarter of last year.

From an operating perspective, per-truck productivity was approximately the same as in the 2011 quarter.  However, intra-quarter operations improved and remain at a higher level during October as a result of progress made since changing the leadership of our operations personnel in the second quarter of 2012.  The areas of focus during the third quarter included seating more trucks, improving miles per tractor, and improving freight mix.

During the quarter, we engaged an experienced truckload executive to assist us in assessing and improving our operations activities.  We determined that the percentage of our business comprised of very short haul loads (under 300 miles) was too high, which was negatively impacting equipment utilization and the ability of drivers to earn adequate compensation. We also re-evaluated customer profitability on a lane-by-lane basis.  As a result of this re-evaluation, we accelerated the exit and replacement of specific lanes and loads that failed to meet our new criteria.  The timing was not optimal given the weak freight environment, but we believed the overall benefits to our drivers, customers, and future financial results justified the timeline.

On a year-over-year basis, full quarter key operating metrics are not meaningfully different from the third quarter of 2011.  On an intra-quarter basis, unmanned tractors improved from over 11.5% of the fleet in July to 5.7% of the fleet at the end of September.  The percentage of loads with a length of haul under 300 miles dropped by approximately 26.1%, while base revenue per loaded mile improved by four cents per mile and our average length of haul expanded.  Base revenue per manned tractor per week trended upward during the quarter. Although some of the effect may be seasonal, we are encouraged by the ability to increase our number of manned tractors while improving revenue per manned tractor in a weak freight environment.

The key operating metric charts below (Miles per Manned Tractor per Week, Loaded Revenue per Mile, Unmanned Tractors, and Base Revenue per Manned Tractor per Week) reflect the results we have experienced for the periods indicated, as well as for the first two weeks of October. We are presenting weekly results beginning in July to provide a view into intra-quarter progress.

Balance Sheet and Liquidity

We believe our balance sheet and sources of liquidity remain solid and adequate to support our business for the foreseeable future. At September 30, 2012, our outstanding debt, less cash, represented 54.6% of our balance sheet capitalization, compared to 47.4% at December 31, 2011.  At September 30, 2012, we were in compliance with our new, five-year $125.0 million revolving credit facility and had approximately $23.0 million of available borrowing capacity (net of the minimum availability we are required to maintain of approximately $18.75 million). For the nine months ended September 30, 2012, we incurred net capital expenditures of approximately $28.6 million and we anticipate proceeds from the sale of property and equipment to exceed property and equipment purchases by approximately $1.5 million for the remainder of 2012.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Results of Operations – Combined Services

Total base revenue decreased 2.3% to $100.3 million for the quarter ended September 30, 2012 from $102.6 million for the same quarter of 2011.  We reported a net loss of $6.1 million ($0.59 per share) for the quarter ended September 30, 2012 as compared to a net loss of $4.3 million ($0.42 per share) for the comparable prior year period.

Our effective tax rate was 36.3% for the quarter ended September 30, 2012 compared to 34.4% for the same quarter of 2011.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended
	September 30,
	2012	2011
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	46.7	41.7
Depreciation and amortization	15.5	15.7
Operations and maintenance	14.0	14.0
Fuel and fuel taxes	15.4	15.3
Purchased transportation	6.6	8.1
Insurance and claims	7.3	7.2
Operating taxes and licenses	1.7	1.5
Communications and utilities	1.2	1.3
Gain on disposal of revenue equipment, net	(0.7)	(0.8)
Other	6.4	5.8
Total operating expenses and costs	114.1	109.8
Operating loss	(14.1)%	(9.8)%

Key Operating Statistics:

	Three Months Ended September 30,
	2012	2011
Operating loss (in thousands)	$(10,111)	$(7,572)
Total miles (in thousands) (1)	49,855	53,640
Empty mile factor (2)	10.7%	12.4%
Weighted average number of tractors (3)	2,157	2,317
Average miles per tractor per period	23,113	23,151
Average miles per tractor per week	1,759	1,761
Average miles per trip (4)	557	507
Base Trucking revenue per tractor per week	$2,538	$2,555
Number of tractors at end of period (3)	2,156	2,258
Operating ratio (5)	114.1%	109.8%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip are based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Our base Trucking revenue decreased 7.5% from $77.8 million to $72.0 million and our operating loss was $10.1 million compared to an operating loss of $7.6 million for the same quarter of 2011.  This decrease in base trucking revenue was a result of the 160 reduction in the weighted average number of tractors as compared to the third quarter of 2011.  During the third quarter our unmanned tractor count remained stubbornly high as drivers remain difficult to attract and retain, requiring increased expense and focus.  We sold some of these unmanned tractors, which reduced our average tractor count.  Additionally, our independent contractor count has fallen as we also have experienced higher than normal turnover in this area and we have had difficulty recruiting replacement independent contractors.

Overall, our operating ratio deteriorated by 4.3 percentage points of base revenue to 114.1% from 109.8% as a result of the following factors:

•
Salaries, wages and employee benefits expense increased by 5.0 percentage points of base Trucking revenue.  During the third quarter of 2012, we continued to see evidence of a tightening market of eligible drivers related to the continued impact of the Department of Transportation’s (“DOT”) Compliance, Safety, Accountability (“CSA”) program, which was implemented in December 2010, accompanied by seasonal job alternatives for drivers that made driver retention more difficult.   We expect new hours-of-service rules being reviewed by the DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), would further reduce the pool of eligible drivers if implemented.  In July 2012, we raised driver pay for new drivers with less than one year experience by over $0.02 per mile in order to retain and attract drivers and we continue to offer sign-on bonuses to attract new drivers.  These circumstances and changes may continue to cause increases in driver related expenses that would increase salaries, wages and employee benefits.  We also have experienced an increase in the frequency and severity of workers’ compensation claims, which increased costs approximately $1.5 million in the third quarter of 2012.  In addition to the above, medical payments made under the Company’s employee benefits plan increased approximately $0.5 million.

•
Fuel and fuel taxes expense increased 0.1 percentage points of base Trucking revenue.  Tractor utilization was slightly lower in the third quarter of 2012 as compared to 2011, which caused fuel and fuel taxes as a percentage of revenue to increase as trucks spent more time idling.  While fuel costs were increasing for most of the quarter, improved fuel purchasing and fuel surcharge collections, as compared to the third quarter of 2011, lowered our net fuel cost per gallon (fuel cost per gallon minus fuel surcharge collections per gallon) by approximately $0.06.  Additionally our fuel economy improved by 2.3% as we added new, more fuel efficient trucks to the fleet.  We anticipate fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, fuel efficiency, and the percentage of total miles driven by independent contractors.

•
Purchased transportation expense, which is comprised of independent contractor compensation and fees paid to Mexican carriers decreased by 1.5 percentage points of base Trucking revenue.  This decrease is primarily the result of the decrease in the number of independent contractors from 149 to 106. Over the longer term, we expect our purchased transportation expense to increase if we achieve our long-term goal to grow our independent contractor fleet, but in the event that we are unable to recruit and retain independent contractors, this expense could continue to fall causing a corresponding increase in fuel and fuel taxes expense and salaries, wages and employee benefits expense.

•
Depreciation and amortization expense decreased by 0.2 percentage points of base Trucking revenue.  During the quarter, we purchased 110 tractors and 150 trailers and disposed of 84 tractors, 115 trailers and miscellaneous other equipment.  As our unmanned tractor count remained high throughout most of the quarter, we delayed in-servicing some of the new equipment while selling some of the older equipment, which resulted in a reduction of our tractor fleet and a related decrease in depreciation and amortization expense.  In addition, effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers to 14 years from 10 years and we changed the amount of the salvage value to which those trailers are being depreciated from 25.0% of the original purchase price to $500.  This change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.6 million and on a net-of-tax basis of approximately $0.3 million ($0.03 per share) during the quarter.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Insurance and claims expense increased 0.1 percentage points of base Trucking revenue.  While our insurance and claims expense decreased by 5.8% in terms of absolute dollars, the decline in revenue offset this improvement.  We believe the continuing education of our drivers regarding accident prevention is assisting in reducing insurance and claims expense. If we are able to continue to successfully execute our safety initiatives, we would expect insurance and claims expense to continue to decrease over the long term, though remaining volatile from period-to-period.

•
Other expenses increased 0.6 percentage points of base Trucking revenue as a result of the write off of approximately $0.5 million of deferred debt issuance costs associated with our prior credit facility which was refinanced on August 24, 2012.  Excluding the write off, other expenses would have decreased to 5.7 percent of base Trucking revenue or a decrease of 0.1 percentage points.

•
Gain on the disposal of equipment decreased 0.1 percentage points of base Trucking revenue in the quarter ended September 30, 2012 as a result of fewer sales of our tractors and trailers.  The market for used tractors has softened while the market for used trailers remains strong.  If the used equipment market was to worsen or we decided to keep our equipment for a longer period of time, gains on disposal of equipment could decrease.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated:

	(in thousands, except gross margin)
	Three Months Ended September 30,
	2012	2011
Total SCS base revenue	$29,339	$21,144
Intercompany base revenue	(6,003)	(2,755)
Net revenue	$23,336	$18,389

Operating income	$1,916	$1,873
Gross margin (1)	13.1%	14.7%

(1)	Gross margin is calculated by taking total SCS revenue less purchased transportation and dividing that amount by total SCS revenue. This calculation includes intercompany revenue and expenses.

Net revenue from SCS increased 26.9% to $23.3 million from $18.4 million, while operating income increased 2.2% to $1.92 million from $1.87 million.  This increase was primarily a result of the continued expansion of our SCS operations as we grew our workforce by 28.6% compared to the same quarter of 2011.  This increase was partially offset by a 10.8% decline in gross margin resulting primarily from a softer freight environment and an increase in purchased transportation expense.  If we are successful in continuing to build our SCS business, we would expect to see the percentage of our total revenue coming from SCS continue to grow.  Our gross margin from our SCS business may continue to decline if the market remains tepid.

Results of Operations – Intermodal Operations

The following table sets forth certain information relating to our Intermodal operating segment for the periods indicated:

	(in thousands, except gross margin)
	Three Months Ended September 30,
	2012	2011
Total Intermodal base revenue (1)	$5,170	$6,825
Intercompany base revenue	(133)	(361)
Net revenue	$5,037	$6,464

Operating loss	$(330)	$(160)
Gross margin (2)	18.2%	13.9%

(1)	Includes fuel surcharge revenue.

(2)  Gross margin is calculated by taking total Intermodal revenue less purchased transportation and dividing that amount by total Intermodal revenue.  This calculation includes intercompany revenue and expenses.

Total net revenue from our Intermodal operating segment decreased 22.1% to $5.0 million from $6.5 million.  We have had difficulty achieving the lane density needed to operate the containers well enough to overcome the fixed costs associated with them.  We continue to try to improve our lane density and cull business that does not cover the costs associated with operating our containers.  Because of the lack of lane density, we reduced the size of our leased containers from 500 to approximately 325.  The Company’s container contract with BNSF expires on December 31, 2012.  Accordingly, we plan to return the leased containers to BNSF at year-end and transition profitable intermodal freight to other sources of capacity in 2013.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Results of Operations – Combined Services

Total base revenue decreased 2.9% to $301.7 million for the nine months ended September 30, 2012 from $310.8 million for the same period of 2011.  We reported a net loss of $14.4 million ($1.40 per share) for the nine months ended September 30, 2012 as compared to a net loss of $6.4 million ($0.62 per share) for the comparable prior year period.

Our effective tax rate was 35.5% for the nine months ended September 30, 2012 compared to 29.1% for the same period of 2011.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Nine Months Ended
	September 30,
	2012	2011
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	44.8	39.6
Fuel and fuel taxes	15.5	15.4
Depreciation and amortization	15.1	15.1
Operations and maintenance	13.6	12.1
Purchased transportation	6.9	8.7
Insurance and claims	7.0	6.9
Operating taxes and licenses	1.9	1.5
Communications and utilities	1.3	1.2
Gain on disposal of revenue equipment, net	(0.8)	(1.2)
Other	5.8	5.3
Total operating expenses and costs	111.1	104.6
Operating loss	(11.1)%	(4.6)%

Key Operating Statistics:

	Nine Months Ended September 30,
	2012	2011
Operating loss (in thousands)	$(24,391)	$(11,652)
Total miles (in thousands) (1)	152,808	170,148
Empty mile factor (2)	11.1%	11.1%
Weighted average number of tractors (3)	2,186	2,328
Average miles per tractor per period	69,903	73,088
Average miles per tractor per week	1,786	1,874
Average miles per trip (4)	537	532
Base Trucking revenue per tractor per week	$2,568	$2,709
Number of tractors at end of period (3)	2,156	2,258
Operating ratio (5)	111.1%	104.6%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip are based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Our base Trucking revenue decreased 10.7% from $246.0 million to $219.7 million and our operating loss was $24.4 million compared to an operating loss of $11.7 million for the same period of 2011.  The decrease in our base Trucking revenue resulted from our miles per tractor per period decreasing 4.4% and our weighted average tractor count decreasing by 6.1%.  During 2012, we took 100 tractors out of service and began selling those tractors because our unmanned tractor count has remained high, although it improved throughout the month of September.  Additionally, our independent contractor count declined by 51.

Overall, our operating ratio deteriorated by 6.5 percentage points of base Trucking revenue to 111.1% from 104.6% as a result of the following factors:

•
Salaries, wages and employee benefits expense increased by 5.2 percentage points of base Trucking revenue.  We continued to see evidence of a tightening market of eligible drivers related to the continued impact of the DOT’s CSA program, which was implemented in December 2010, accompanied by seasonal job alternatives for drivers that made driver retention more difficult.  We expect new hours-of-service rules being reviewed by the DOT, through the FMCSA, would further reduce the pool of eligible drivers if implemented.  In July 2012, we raised driver pay for new drivers with less than one year experience by over $0.02 per mile in order to retain and attract drivers and we expect to continue to offer sign on bonuses to attract new drivers.  These driver pay adjustments have increased salaries, wages and employee benefits by 0.9 percentage points or $0.16 cents per share.  These circumstances and changes may continue to cause increases in driver related expenses that would increase salaries, wages and employee benefits.  We also have experienced an increase in the frequency and severity of workers' compensation claims, which have increased by approximately $1.9 million or 95.5%.  In addition to the above, medical payments made under the Company’s employee benefits plan increased approximately $1.3 million or 37.2%.

•
Fuel and fuel taxes expense increased 0.1 percentage points of base Trucking revenue.  Tractor utilization was lower through three quarters of 2012 as compared to 2011, which caused fuel and fuel taxes as a percentage of revenue to increase as trucks spent more time idling.  While fuel costs have generally been higher in 2012, improved fuel purchasing and fuel surcharge collections as compared to 2011 lowered our net fuel cost per gallon (fuel cost per gallon minus fuel surcharge  collections per gallon) by approximately $0.08 cents.  Additionally, our fuel economy improved by 1.6% as we added new, more fuel efficient trucks to the fleet.  We anticipate fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, fuel efficiency and the percentage of total miles driven by independent contractors.

•
Purchased transportation expense, which is comprised of independent contractor compensation and fees paid to Mexican carriers decreased by 1.8 percentage points of base Trucking revenue.  This decrease is primarily the result of a reduction of 51 independent contractors included in our fleet. Over the longer term, we expect our purchased transportation expense to increase if we achieve our long-term goal to grow our independent contractor fleet, but in the event that we are unable to recruit and retain independent contractors, this expense could continue to fall causing a corresponding increase in fuel and fuel taxes expense and salaries, wages and employee benefits expense.

•
Operations and maintenance expense increased 1.5 percentage points of base Trucking revenue primarily due to a 18.3% increase in direct repair costs related to new engine emissions requirements mandated by the Environmental Protection Agency (“EPA”), the higher mileage equipment remaining in our fleet and the increase in the cost of parts and tires.  Our average tractor age as of September 30, 2012 was 29.1 months compared to 25.1 months at September 30, 2011, whereas our average trailer age was 75.1 months and 69.3 months, respectively.  Operations and maintenance expense may increase in the future if we delay the purchase of new equipment and the age of our equipment continues to increase.

•
Insurance and claims expense increased 0.1 percentage points of base Trucking revenue; however, the actual amount of insurance and claims expense decreased by approximately $1.5 million.  The mild winter during the first quarter along with the continuing education of our drivers regarding accident prevention assisted us in reducing insurance and claims expense. However, the lower tractor utilization has resulted in this item increasing as a percentage of revenue.  If we are able to continue to successfully execute our safety initiatives, we would expect insurance and claims expense to continue to decrease over the long term, though remaining volatile from period-to-period.

•
Other expenses increased 0.5 percentage points of base Trucking revenue as a result of the write off of approximately $0.5 million of deferred debt issuance costs associated with our prior credit facility which was refinanced on August 24, 2012.  This expense category is down approximately $0.2 million as compared to 2011; however, lower tractor utilization resulted in this item increasing as a percentage of revenue.

•
Gain on the disposal of equipment decreased 0.4 percentage points of base Trucking revenue in the quarter ended September 30, 2012 as a result of fewer sales of our tractors and trailers.  Until recently, the market for tractors has remained steady while the market for used trailers has remained strong throughout the year.  If the used equipment market was to soften or we decided to keep our equipment for a longer period of time, gains on disposal of equipment could decrease.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated:

	(in thousands, except gross margin)
	Nine Months Ended September 30,
	2012	2011
Total SCS base revenue	$84,049	$56,629
Intercompany base revenue	(16,864)	(8,800)
Net revenue	$67,185	$47,829

Operating income	$5,989	$5,481
Gross margin (1)	13.8%	15.4%

(1)	Gross margin is calculated by taking total SCS revenue less purchased transportation and dividing that amount by total SCS revenue. This calculation includes intercompany revenue and expenses.

Net revenue from SCS increased 40.5% to $67.2 million from $47.8 million, while operating income increased 9.3% to $6.0 million from $5.5 million.  This increase was primarily a result of the continued expansion of our SCS workforce.  This increase was partially offset by a 10.5% decline in gross margin resulting primarily from a softer freight environment and an increase in purchased transportation expense.  If we are successful in continuing to build our SCS business, we would expect to see the percentage of our total revenue coming from SCS continue to grow.  Our gross margin from our SCS business may continue to decline if the market remains tepid.

Results of Operations – Intermodal Operations

The following table sets forth certain information relating to our Intermodal operating segment for the periods indicated:

	(in thousands, except gross margin)
	Nine Months Ended September 30,
	2012	2011
Total Intermodal base revenue (1)	$15,158	$18,466
Intercompany base revenue	(409)	(1,500)
Net revenue	$14,749	$16,966

Operating loss	$(1,088)	$(658)
Gross margin (2)	18.9%	10.7%

(1)	Includes fuel surcharge revenue.

(2)
Gross margin is calculated by taking total Intermodal revenue less purchased transportation and dividing that amount by total Intermodal revenue.  This calculation includes intercompany revenue and expenses.

Total net revenue from our Intermodal operating segment decreased 13.1% to $14.7 million from $17.0 million.  We have had difficulty achieving the lane density needed to operate the containers well enough to overcome the fixed costs associated with them.  We continue to try to improve our lane density and cull business that does not cover the costs associated with operating our containers.  Because of the lack of lane density, we reduced the size of our leased containers from 500 to approximately 325.  The Company’s container contract with BNSF expires on December 31, 2012.  Accordingly, we plan to return the leased containers to BNSF at year-end and transition profitable intermodal freight to other sources of capacity in 2013.

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

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our consolidated financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  From time to time, we enter into operating leases related to facilities and office equipment that are not reflected in our balance sheet.

Liquidity and Capital Resources

On August 24, 2012, we entered into a $125.0 million revolving credit agreement (“Revolver”) with Wells Fargo Capital Finance, LLC, as Administrative Agent and PNC Bank, as Syndication Agent.  The Revolver has a five year term, is secured by substantially all of our assets, and can be expanded up to $175.0 million, subject to customary conditions and lender participation.  Proceeds received under the Revolver were used, in part, to repay the approximately $75.9 million outstanding under the Credit Agreement.

During the third quarter of 2012, the maximum amount borrowed under the BB&T Credit Agreement and the Revolver, including letters of credit, reached approximately 79.0% and 67.9%, respectively, of the total amount available at its highest point.  We ended the quarter with outstanding borrowings, including letters of credit, equal to approximately 66.6% of the total amount available.  The maximum amount borrowed and the percentage of the amount available excluded the accordion feature applicable to each loan.  The Company’s Board of Directors has authorized the use of up to $50.0 million in new capital leases under existing facilities through 2012, and at September 30, 2012, we had approximately $5.8 million of availability.  At September 30, 2012, we had approximately $23.0 million available under our Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million). Our balance sheet debt, less cash, represents 54.6% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 40.7% of our total debt and carry an average fixed rate of 1.5%.

        The nature of our business requires significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Credit Agreement and Revolver, and capital lease purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under financing arrangements.  We use these financing arrangements to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.

During the nine months ended September 30, 2012, we incurred net capital expenditures of approximately $28.1 million (excluding approximately $3.7 million relating to revenue equipment that we took possession of during 2011 and funded during 2012), including approximately $2.8 million of revenue equipment that we took possession of during the first nine months of 2012, but have not yet funded. During the nine months ended September 30, 2012, we also incurred net capital expenditures of $0.5 million for facility expansions and other expenditures.

Cash Flows
	(in thousands)
	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$12,674	$12,089
Net cash used in investing activities	(3,668)	(22,363)
Net cash (used in) provided by financing activities	(11,017)	8,453

Cash generated from operations decreased $0.6 million during the first nine months of 2012 as compared to the same time period of 2011, primarily due to the net effect of the following factors:

•
A $14.4 million net loss was incurred for the nine months ended September 30, 2012 compared to the $6.4 million net loss for the comparable prior year period. This loss was primarily due to a less robust economy, operational inefficiency, and an increase in the number of unmanned tractors.

•
A $3.9 million decrease in depreciation and amortization due to an overall decrease in our revenue equipment counts.  As of September 30, 2012, we reduced our total tractor count by 158 units as compared to September 30, 2011, representing units shut down due to high mileage and trade life cycles.  We also reduced our trailer count by 235 units year over year as part of our plan to reduce the number of trailers because of our investment in trailer tracking devices.

•
A $12.5 million increase in cash from accounts receivable resulted primarily from the prior year effect of extended payment terms, a larger proportional share of revenue from our SCS segment and delays in billing due to our TMW® software conversion.

•	An increase in our deferred tax liability of approximately $5.3 million due from the loss incurred during the current year.

•	Insurance and claims increased $3.5 million primarily due to an increase in reserves on some open claims.

For the nine months ended September 30, 2012, net cash used in investing activities was $3.7 million, compared to $22.4 million for the same period of 2011.  The $18.7 million decrease in cash used in investing activities primarily resulted from a decrease in purchases of property and equipment.  Cash used to purchase property and equipment decreased $20.7 million during the first nine months of 2012 as compared to the same period of 2011.  This decrease was primarily due to the number of tractors and trailers we purchased.  Through the first nine months of 2012, we purchased 325 tractors compared to 435 tractors for the comparable prior year period.  For trailers, we purchased 250 units through the first nine months of 2012 compared to 350 units during the first nine months of 2011.  Proceeds from the sale of equipment also decreased $2.0 million due to a decline in the number of units that were sold.  During the first nine months of 2012, we sold 344 tractors and 331 trailers compared to 419 tractors and 561 trailers during the first nine months of 2011.  During the first nine months of 2011, net cash used in investing activities was $22.4 million, compared to $22.5 million for the same period of 2010.  The $0.1 million decrease in cash used in investing activities resulted from an increase in cash used to purchase property and equipment and an increase in cash proceeds from the sale of equipment.  Cash used to purchase property and equipment increased $8.1 million during the first nine months of 2011 as compared to the same time period of 2010.  This increase was primarily due to two factors; the method utilized to finance the acquisition of revenue equipment and the number of tractors we purchased.  In regard to the financing of the equipment, we primarily utilized borrowings from our Credit Agreement to fund revenue equipment acquisitions during 2010 and for the same time period of 2011, we utilized more lease based financing.  For the nine months ended September 30, 2011, we leased $21.2 million in revenue equipment acquisitions compared to $4.9 million during the same time period of 2010.  In regard to the volume of purchases, through the first nine months of 2011, we purchased 435 tractors compared to 301 tractors during the same period of 2010.  We were able to partially offset the amount of cash used to purchase property and equipment with the proceeds from the sale of our used equipment.

Cash used in financing activities increased $19.5 million for the first nine months of 2012 as compared to the same time period in 2011.  The increase was primarily due to increased principal payments on capitalized lease obligations.  The increase in cash used was due to terminal payments associated with the expiration of various revenue equipment T.R.A.C. (Terminal Rental Adjustment Clause) leases, which we paid approximately $10.8 million during the first nine months of 2012 compared to $2.4 million during the same period of 2011.  In addition to the increase in cash used for principal payments, our net borrowing from our Credit Facility decreased $9.8 million due to a decrease in investing activities.  During the first nine months of 2011, cash provided by financing activities increased $19.7 million during the first nine months of 2011 as compared to the same time period in 2010.  During the first nine months of 2011, we borrowed a net amount on our Credit Agreement of $20.1 million compared to $2.7 million in net borrowings for the same time period in 2010.  The additional net borrowing resulted in a $17.4 million increase on our Credit Agreement. The additional borrowing primarily related to funding the purchase of revenue equipment. In addition to the additional borrowing, cash provided by financing activities increased due to a $3.4 million increase in bank drafts outstanding, which was partially offset by a $0.9 million increase in principal payments on capitalized lease obligations.

Debt

On April 19, 2010, we entered into a Credit Agreement with Branch Banking and Trust Company as Administrative Agent, which replaced our Amended and Restated Senior Credit Facility which was scheduled to mature on September 1, 2010.  The Credit Agreement provided for available borrowings of up to $100.0 million, including letters of credit not to exceed $25.0 million.  Availability could be reduced by a borrowing base limit as defined in the Credit Agreement.  The Credit Agreement provided an accordion feature allowing us to increase the maximum borrowing amount by up to an additional $75.0 million in the aggregate in one or more increases, subject to certain conditions.  The Credit Agreement bore variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the LIBOR plus a certain percentage, which was determined based on our attainment of certain financial ratios.  A quarterly commitment fee was payable on the unused portion of the credit line and bore a rate which was determined based on our attainment of certain financial ratios.  Our obligations under the Credit Agreement were guaranteed by the Company and secured by a pledge of substantially all of our assets with the exception of real estate.  The Credit Agreement included usual and customary events of default for a facility of that nature and provided that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement could be accelerated, and the lenders’ commitments could be terminated.  The Credit Agreement contained certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement was set to expire on April 19, 2014.

Borrowings under the Credit Agreement were classified as “base rate loans,” “LIBOR loans” or “Euro dollar loans.” Base rate loans accrued interest at a base rate equal to the Administrative Agent’s prime rate plus an applicable margin that was adjusted quarterly between 0.0% and 1.5%, based on the Company’s leverage ratio.  LIBOR loans accrued interest at LIBOR plus an applicable margin that was adjusted quarterly between 2.00% and 3.75% based on the Company’s leverage ratio.  Euro dollar loans accrued interest at the LIBOR rate in effect at the beginning of the month in which the borrowing occurred plus an applicable margin that was adjusted quarterly between 2.00% and 3.75% based on the Company’s leverage ratio.  On a quarterly basis, the Company was required to pay a fee on the unused amount of the revolving credit facility of between 0.25% and 0.375% based on the Company’s leverage ratio, and it was required to pay an annual administrative fee to the Administrative Agent of 0.03% of the total commitments.

On March 8, 2012, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Branch Banking and Trust Company, as Administrative Agent (the “Agent”), Regions Bank, as Syndications Agent, U.S. Bank National Association, Bank of America, N.A., and BancorpSouth (collectively, the “Lenders”), which amended the Credit Agreement, dated April 19, 2010, by and among the Company, the Agent, and the Lenders.  We amended the Credit Agreement to prevent a default and ease two of the financial covenants.

The Second Amendment, among other things, (i) amended the “Applicable Margin” and “Applicable Unused Fee Rate” as set forth in the tables below, (ii) eased the consolidated leverage ratio through the 2012 calendar year such that, where previously the ratio of consolidated debt to consolidated EBITDAR was not to exceed 3.00 to 1.00, the amended consolidated leverage ratio was not to exceed 3.60 to 1.00 for the period January 1, 2012 through June 30, 2012; 3.40 to 1.00 for the period July 1, 2012 through September 30, 2012; 3.25 to 1.00 for the period October 1, 2012 through December 31, 2012; and 3.00 to 1.00 for the period commencing January 1, 2013 and at all times thereafter, and (iii) eased the consolidated fixed charge coverage ratio through the 2012 calendar year such that, where previously the consolidated fixed charge coverage ratio was not to be less than 1.40 to 1.00, the amended consolidated fixed charge coverage ratio was not to fall below 1.00 to 1.00 for the period January 1, 2012 through June 30, 2012; 1.10 to 1.00 for the period July 1, 2012 through September 30, 2012; 1.20 to 1.00 for the period October 1, 2012 through December 31, 2012; and 1.40 to 1.00 for the period commencing January 1, 2013 and at all times thereafter.

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

In exchange for these amendments, the Company agreed to pay fees of $250,000.  At June 30, 2012, we were not in compliance with all of the financial covenants contained in our Credit Agreement.  During the third quarter, we paid a ten (10) basis points fee ($100,000) to obtain a waiver from our bank group for such non-compliance.

On August 24, 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank.  The Revolver has a five year term, is secured by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds from the Revolver were used to pay off the outstanding balance of the Credit Agreement.  Proceeds were also used to fund certain fees and expenses associated with the Revolver and will be used to finance working capital, capital expenditures and for general corporate purposes.

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.75 million) and an annual capital expenditure limit ($53.8 million for calendar year 2012, increasing to $71.0 million in 2013 and with further increases thereafter).  If a collateral cushion, referred to as suppressed availability, of at least $30.0 million in excess of the maximum facility size is not maintained, the advance rate on eligible revenue equipment is reduced by 5.0% and the value attributable to eligible revenue equipment starts to decline in monthly increments.  The Revolver contains a total capital expenditure limitation.  The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at September 30, 2012 was 1.5%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at September 30, 2012 it was 2.50%.

The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated.  The Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions and affiliate transactions.

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended September 30, 2012, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

In connection with the syndication of the Revolver, we paid to the lenders approximately $1.5 million as a closing fee.  In addition, the Company is required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through September 30, 2012, the unused fee was at Level II.

Level	Average Used Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	< 60,000,000	0.500%

   The interest rate on our overnight borrowings under the Revolver at September 30, 2012 was 4.75%.  The interest rate including all borrowings made under the Revolver at September 30, 2012 was 3.2%.  The interest rate on the Company’s borrowings under the agreements for the nine months ended September 30, 2012 was 3.2%.  A quarterly commitment fee is payable on the unused portion of the credit line and at September 30, 2012, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $171.0 million at September 30, 2012, and all billed and unbilled accounts receivable.  As the Company reprices its debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At September 30, 2012, the Company had outstanding $2.3 million in letters of credit and had approximately $23.0 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million).

 In connection with the payoff of the outstanding balance of the Credit Agreement, the Company wrote off the remaining unamortized debt issuance costs incurred at the inception of the debt.  The write off amounted to approximately $0.5 million and is included in Other Operating Expenses and Costs in the accompanying Consolidated Statements of Operations.

Equity

At September 30, 2012, we had stockholders’ equity of $112.7 million and total debt including current maturities of $136.7 million, resulting in a total debt, less cash, to total capitalization ratio of 54.6% compared to 47.4% at December 31, 2011.

Purchases and Commitments

We have updated our capital expenditures forecast and as of September 30, 2012 we anticipate proceeds from the sale of property and equipment to exceed property and equipment purchases by approximately $1.5 million for the remainder of 2012, of which approximately $2.2 million of excess proceeds relates to revenue equipment.  We may change the amount of the capital expenditures based on operating performance.  Should we further decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we would use the balance of $0.7 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.

We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the nine months ended September 30, 2012, we incurred net capital expenditures of approximately $28.1 million (excluding approximately $3.7 million relating to revenue equipment that we took possession of during 2011 and funded during 2012), including approximately $2.8 million of revenue equipment that we took possession of during the first nine months of 2012, but have not yet funded. During the nine months ended September 30, 2012, we also incurred net capital expenditures of $0.5 million for facility expansions and other expenditures.

The following table represents our outstanding contractual obligations at September 30, 2012, excluding letters of credit:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$80,900	$--	$--	$80,900	$--
Capital lease obligations (2)	60,653	18,783	30,201	11,669	--
Purchase obligations (3)	5,600	5,600	--	--	--
Rental obligations	3,291	1,425	1,493	77	296
Total	$150,444	$25,808	$31,694	$92,646	$296

(1)
Long-term debt obligations, excluding letters of credit in the amount of $2.3 million, consist of our Revolver, which matures on August 24, 2017. The primary purpose of this agreement is to provide working capital for the Company; however, the agreement is also used, as appropriate, to minimize interest expense on other Company purchases that could be obtained through other more expensive capital purchase financing sources.  Because the borrowing amounts fluctuate and the interest rates vary, they are subject to various factors that will cause actual interest payments to fluctuate over time.  Based on these factors, we have not included in this line item an estimate of future interest payments.

(2)	Includes interest payments not included in the balance sheet.

(3)
Purchase obligations include commitments to purchase approximately $5.6 million of revenue equipment, none of which is cancelable by us upon advance written notice.  We anticipate taking delivery of these purchases throughout the remainder of 2012.

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

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25.0% of the original purchase price.  For the three months ended September 30, 2012, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.6 million and on a net-of-tax basis of approximately $0.3 million ($0.03 per share).  For the nine months ended September 30, 2012, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.7 million and on a net-of-tax basis of approximately $1.1 million ($0.10 per share).  For the three months ended September 30, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.6 million and on a net-of-tax basis of approximately $0.4 million ($0.04 per share).  For the nine months ended September 30, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.0 million and on a net-of-tax basis of approximately $0.6 million ($0.06 per share).

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at September 30, 2012, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended September 30, 2012, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•
Prepaid tires.  Commencing when replacement tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.

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

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at September 30, 2012.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At September 30, 2012, we determined that no impairment of value existed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices.

        Interest Rate Risk.  We are exposed to interest rate risk primarily from our Revolver.  The Revolver bears variable interest based on the type of borrowing and on the Administrative Agent’s prime rate or the LIBOR, in each case plus an applicable margin.  At September 30, 2012, we had $83.2 million outstanding pursuant to our Revolver including letters of credit of $2.3 million.  Assuming the outstanding balance at September 30, 2012 was to remain constant, a hypothetical one-percentage point increase in interest rates applicable to the Revolver would increase our interest expense over a one-year period by approximately $0.8 million.

Foreign Currency Exchange Rate Risk.  We require customers to pay for our services in U.S. dollars.  Although the Canadian government makes certain payments, such as tax refunds, to us in Canadian dollars, any foreign currency exchange risk associated with such payments is not material.

       Commodity Price Risk.  Fuel prices have fluctuated greatly and have generally increased in recent years.  In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset such increases.  As of September 30, 2012, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices will continue to impact us significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  Further, these costs could also exacerbate the driver shortages our industry experiences by forcing independent contractors to cease operations.  Based on our expected fuel consumption for the remainder of 2012, a one dollar change in the related price of diesel fuel per gallon would change our fuel expense by approximately $2.0 million, assuming no further change to our fuel surcharge recovery.

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

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million. Blankenship has now appealed the jury verdict and Court order, and the matter is once again pending before the 8th Circuit Court of Appeals.

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

Our Revolver and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with the covenants, restrictions, and requirements.  A default could result in the acceleration of all or part of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

On August 24, 2012, we entered into a new $125.0 million Revolver.  We also have numerous other financing arrangements.  The Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business and affiliate transactions.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  If we fail to comply with any of our financing arrangement covenants, restrictions and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral or impose significant fees and transaction costs.  If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2009, the Board of Directors of the Company approved the repurchase of up to 2,000,000 shares of the Company’s Common Stock expiring on October 21, 2012.  Subject to applicable timing and other legal requirements, these repurchases may be made on the open market or in privately negotiated transactions on terms approved by the Company’s Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under the Company’s employee benefit plans.  During the three months ended September 30, 2012, we did not repurchase any shares of our Common Stock.  Our current repurchase authorization has 2,000,000 shares remaining.

The following table sets forth information regarding shares of Common Stock purchased or that may yet be purchased by us under the current authorization during the third quarter of 2012.

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
3.6
Certificate of Amendment to Certificate of Incorporation of the Company dated May 3, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012).

4.1		Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.2
Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed.  The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1
Revolving Credit Agreement dated August 24, 2012, among the Company, Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on August 30, 2012).

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

USA Truck, Inc.
(Registrant)

Date:	November 9, 2012	By:	/s/ Clifton R. Beckham
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
3.6
Certificate of Amendment to Certificate of Incorporation of the Company dated May 3, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012).

4.1		Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.2
Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed.  The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1
Revolving Credit Agreement dated August 24, 2012, among the Company, Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on August 30, 2012).

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