Form 10-K
period 2012-12-31
USA TRUCK INC
filed 2013-03-22
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

[  X  ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
0-19858
(Commission file number)
USA Truck, Inc.
(Exact name of registrant as specified in its charter)
Delaware	71-0556971
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3200 Industrial Park Road
Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

(479) 471-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Preferred Share Purchase Rights, $0.01 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Large Accelerated Filer____         Accelerated Filer _____         Non-Accelerated Filer ____        Smaller Reporting Company__X__

    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second quarter was $48,834,191(in making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and affiliated holders of more than 10% of the registrant's outstanding common stock as of the last business day of the registrant's most recently completed second quarter, and no other persons, are affiliates).

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of March 18, 2013 is 10,516,427.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders	Part III
in connection with the 2013 Annual Meeting

PART I

Item 1.	BUSINESS

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1.A., Risk Factors," set forth below.  Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such information is based.

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

References to the “Company,” “we,” “us,” “our” and words of similar import refer to USA Truck, Inc. and its subsidiary.

General

We are an international truckload carrier providing transportation of general commodities throughout the continental United States, into and out of Mexico and into and out of portions of Canada.  Generally, we transport full dry van trailer loads of freight from origin to destination without intermediate stops or handling. To complement our Truckload operations, we provide dedicated, brokerage and rail intermodal services.  For shipments into Mexico, we transfer our trailers to tractors operated by Mexican carriers at a facility in Laredo, Texas, which is operated by our wholly-owned subsidiary.  Through our asset based and non-asset based capabilities, we transport many types of freight for a diverse customer base in industries such as industrial machinery and equipment, rubber and plastics, retail stores, paper products, durable consumer goods, metals, electronics and chemicals.  Our business is classified into three operating and reportable segments:  our Trucking operating segment consisting primarily of our Truckload and Dedicated Freight service offerings; our Strategic Capacity Solutions (“SCS”) operating segment consisting entirely of our freight brokerage service offering; and our rail Intermodal operating segment.

Our truckload freight services utilize equipment we own or equipment owned by independent contractors for the pick-up and delivery of freight.  Our Truckload service offering transports freight over irregular routes as a medium- to long-haul common carrier.  Our Dedicated Freight service offering provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.  Our rail Intermodal service offering provides our customers cost savings alternatives to Truckload with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  At December 31, 2012, our Trucking fleet consisted of 2,202 in-service tractors and 6,061 in-service trailers and our average length-of-haul for 2012 was 542 miles.

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.  For the year ended December 31, 2012, our SCS and Intermodal operating segments represented approximately 22.0% and 5.2%, respectively, of our consolidated revenue.

The discussion of our business in this Item 1 focuses primarily on Trucking, which is our dominant segment, producing 72.8% of our total base revenue in 2012.

We were incorporated in Delaware in September 1986 as a wholly-owned subsidiary of ABF Freight System, Inc., and we were purchased by management in December 1988.  The initial public offering of our common stock was completed in March 1992.

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

Background

From 2009 and through the first quarter of 2012, we pursued a strategy of positioning our assets into freight lanes with a shortened length of haul.  That strategy did not yield the anticipated operational or financial results, and accordingly, during the second quarter of 2012, we began implementing a long-term turnaround plan that we anticipate will improve our operational performance and return the Company to sustained profitability.  We engaged industry consultants to aid in the design of the plan, and we hired, as key members of our management team, industry veterans to provide additional expertise in specific subject matters such as freight pricing.

During 2012, we took several key steps to build a solid foundation on which to implement the turnaround plan:

•	We enhanced the composition of our Board of Directors, including the addition of deep operational turnaround experience;

•	We reconstituted our management team, refined the role of Chief Operating Officer for our Trucking segment and initiated a professional search process to fill that role; and

•	We refinanced our revolving balance sheet debt to provide what we believe is sufficient time to effect the turnaround.

The turnaround plan is comprised of three primary components: yield management, operational execution and driver retention.

•
Yield Management.  We identified, as a significant contributor to our diminished asset productivity in recent years, an inefficient and underpriced freight network.  During the spring of 2012, we redesigned our freight network to provide additional focus on operational efficiency by selecting specific markets and lanes in which to build density because we believe that will allow us to utilize more efficiently our tractors and our drivers’ available hours of service.  We determined the greatest impediment to that efficiency was an excessive presence of short-haul freight (under 300 miles) in our network.  During the summer of 2012, we initiated a proactive effort to re-price or replace much of our short-haul freight and other under-performing loads.  The progress we made in this area can be seen in the simultaneous increase in our length-of-haul and a corresponding improvement in our base Trucking revenue per loaded mile (pricing typically deteriorates at longer lengths-of-haul).

Our long-term objective is to continually improve the performance of our freight network (as measured by base revenue per seated tractor per week) through, among other things, building density in specific lanes and markets with specific shippers.  We call this process of continual improvement “yield management.”

•
Operational Execution.  During 2012, we restructured our Trucking operations to support enhanced processes.  Those processes are designed to improve daily tractor availability, daily freight booking volume and balance, and the efficient matching of available freight with available capacity.  We made significant progress in this area during 2012, which can be seen in our improved miles per seated truck per week in the fourth quarter.  We also identified several Company-wide opportunities to better control costs and improve operational efficiency.  We are implementing those projects, many of which will require multiple quarters to fully implement.

Our long-term objective is to incrementally improve operational execution by identifying and eliminating waste in the dispatch process through improved visibility into the details of our operations.

•
Driver Retention. Excessive driver turnover has a material adverse impact on our performance, particularly in the areas of customer service, productivity, safety and costs.  During the second half of 2012, we enhanced our efforts to retain qualified drivers through a variety of internal initiatives.  As a result of those initiatives, at the end of 2012, the number of unseated trucks in our fleet decreased substantially.  Our long-term objective is to meaningfully reduce driver turnover by implementing a program we call “Driver Community.”

        We anticipate we will also continue to aggressively grow our Specialized Services business units (SCS and Intermodal).  These business units complement our traditional Trucking service offerings, providing our customers with additional sources of capacity at competitive prices.  They also require far less invested capital.  Our SCS operating segment consists entirely of our freight brokerage service offering, which matches customer shipments with available equipment of third party authorized carriers and provides services that complement our Trucking operations.  Our rail Intermodal service offering provides our customers cost savings over Truckload with a slightly slower transit speed, while allowing us to reposition our equipment.  In November 2012, we began the transition of our intermodal model from a private-containers based model to a less asset intensive model, which is expected to continue throughout the first quarter of 2013.

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

The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market.  This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year.  Measured by annual revenue, the 40 largest truckload carriers accounted for approximately $22.8 billion of the for-hire truckload market in 2011.  We were ranked number 26 of the largest for-hire truckload carriers based on total revenue for 2011.  The industry continues to undergo consolidation.  In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

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

Marketing and Sales

We focus the majority of our marketing efforts on customers with premium service requirements and who have heavy shipping needs within our primary operating areas.  This permits us to position available equipment strategically so that we can be more responsive to customer needs.  We believe it also helps us achieve premium rates and develop long-term, service-oriented relationships.  Our team members have a thorough understanding of the needs of shippers in many industries.  These factors allow us to provide reliable, timely service to our customers.  For 2012, approximately 92% of our total revenue was derived from customers that were customers prior to 2012, and we have provided services to our top 10 customers for an average of approximately 10 years.  We provided service to 1,346 customers in 2012.

The table below shows the percentage of our total revenue attributable to our top ten and top five customers and largest customer for the periods indicated.

	Year Ended December 31,
	2012	2011
Top 10 customers	29%	31%
Top 5 customers	18%	21%
Largest customer	6%	6%

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

We require customers to have credit approval before dispatch.  We bill customers at or shortly after delivery and, during 2012, receivables collection averaged approximately 38 days from the billing date, compared to an average of approximately 34 days during 2011.

Operations

USA Truck is a dry van truckload carrier transporting general commodities via our Truckload and Dedicated Freight service offerings.  We transport commodities throughout the continental United States and into and out of portions of Canada.  We also transport general commodities into and out of Mexico by allowing through-trailer service from our terminal in Laredo, Texas.  The following table shows our total Company average length-of-haul and the average length-of-haul for two of our Trucking segment’s service offerings, in miles, for the periods indicated.

	Year Ended December 31,
	2012	2011
Total Trucking	542	532
Truckload	554	544
Dedicated Freight	385	396

Our Operations Department consists primarily of our driver managers, load planners and customer service representatives.  Each driver manager supervises approximately 40 drivers in our various service offerings, and our driver managers are the primary contacts with our drivers.  They monitor the location of equipment and direct its movement in the safest, most efficient and practicable manner.  Load planners assign all available units and loads in a manner that maximizes profit and minimizes costs.  Customer service representatives book the freight and ensure on-time delivery by monitoring loads.  The Operations Department focuses on making trucks available for dispatch, selecting profitable freight and efficiently matching that freight to available trucks, all of which must be achieved without sacrificing customer service, equipment utilization, driver retention or safety.

We operate primarily in the U.S. with minor operations in Canada and Mexico.  Substantially all of our revenue is generated from within the U.S.  All of our tractors are domiciled in the U.S., and for the past three years, we estimate that less than ten percent of our revenue has been generated in Canada and Mexico.  We do not separately track domestic and foreign revenue from customers or domestic and foreign long-lived assets, and providing such information would not be meaningful.

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

Safety training for new drivers begins in orientation, when newly hired team members are taught safe driving and work techniques that emphasize the importance of our commitment to safety.  Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to our new drivers.  New drivers who graduate from our on-the-road program must then successfully complete post-training classroom and road testing before being assigned to their own tractor.  Additionally, all Company drivers participate in on-going training that focuses on collision prevention.

To reinforce and promote safety concepts Company-wide, we conduct two “live” safety training classes each year and provide other training courses designed to keep our drivers up-to-date on safety topics and to reinforce and advance professional driving skills.  Additionally, the Safety Department conducts safety meetings with operations and other non-driver personnel to address specific safety-related issues and concerns.

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

We have an economic awards program to reward those drivers who have achieved specified safety milestones.  Drivers are recognized at the annual President’s Million Mile Banquet, and outstanding drivers are also recognized in Company-wide publications and media releases announcing the drivers' achievements.  Driver safety achievements are also noted with special jackets, uniform patches, caps, letters of recognition and other awards that identify the driver as having reached a safety milestone.

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

Drivers and Other Personnel

Driver recruitment and retention are vital to our success.  Recruiting drivers is challenging given our hiring standards and because enrollment levels in driving schools are volatile.  Retention is difficult because of wage and job fulfillment considerations.  Driver turnover, especially in the early months of employment, is a significant problem in our industry, and the competition for qualified drivers is intense.  We have seen the driver market tighten as a result of the DOT’s Compliance Safety Accountability program (“CSA”) (formerly “Comprehensive Safety Analysis 2010”) and other regulatory changes, and we expect that to continue.  In order to attract and retain drivers, we must continue to provide safe, attractive and comfortable equipment, direct access to management and competitive wages and benefits designed to encourage longer-term employment.

In addition to the Company drivers we employ, we enter into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile.  We also enter into lease-purchase agreements with eligible drivers to allow them the opportunity to purchase a Company-owned tractor while concurrently becoming an independent contractor.

Driver pay is calculated primarily on the basis of miles driven and increases based on tenure and driver performance.  We believe our current pay scale is competitive with industry peers.

On March 16, 2013, we had approximately 2,990 team members, including approximately 2,320 driver team members.  We do not have any team members represented by a collective bargaining unit. In the opinion of management, our relationship with our team members is good.

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

In January 2011, we began installing trailer tracking technology and cargo sensors and at December 31, 2012, we had outfitted approximately 5,500 trailers with this technology.  This new technology has contributed to more efficient asset utilization across our fleet, improved customer satisfaction through better asset allocation and load visibility and enhanced load security.  This technology is designed to provide managers the ability to view trailer assets in real-time and run customizable management and operational reports for each trailer in their fleet, which is allowing us to operate with a more efficient trailer-to-tractor ratio than we would otherwise.

The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases as of the indicated dates.

	Year Ended December 31,
	2012	2011
Tractors:
Acquired	325	490
Disposed	383	625
End of period total	2,246	2,304
Average age at end of period (in months)	32	28
Trailers:
Acquired	300	300
Disposed	527	698
End of period total	6,091	6,318
Average age at end of period (in months)	77	71

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

In addition to tractors that we own, we contract with independent operators for the use of their tractors and drivers in our operations.  We offer a lease-purchase program to drivers interested in owning their own equipment and becoming independent contractors.  Prior to October 2012, the program offered qualified drivers the opportunity to purchase their own tractors through a third-party financing program.  In October 2012, we began offering in-house financing for this program, whereby our drivers can purchase tractors directly from us.  At December 31, 2012, we had 101 independent contractors under contract with us, which included 23 lease-purchase operators.

Beginning January 1, 2010, new federal emissions requirements became effective for all heavy-duty engines. These new requirements reduce the levels of specified emissions from heavy-duty engines manufactured in or after 2010, and resulted in cost increases when we acquired tractors equipped with these engines. In order to comply with the standards, new emissions control technologies, such as selective catalytic reduction (“SCR”) strategies and advanced exhaust gas recirculation (“EGR”) systems, are being utilized.  In anticipation of an increase in the purchase price of new equipment related to the 2010 emissions requirements, we accelerated the purchase of 100 replacement tractors in 2009 and purchased another 300 pre-2010 emission regulated replacement tractors during the first and second quarters of 2010.  As of December 31, 2012, we had 929 tractors, or 41% of our fleet, with the 2010 emission engines including 849 tractors with SCR technology and 80 tractors with Advanced EGR technology.

Technology

We maintain a data center that utilizes both a battery backup and a diesel generator for electrical redundancy.  The data center also houses two fully redundant air systems.  The move to virtualized hardware over the coming year will offer the ability to provide redundancy at all levels that we believe will result in virtually no down-time for all major systems.  Over the past five years, we have been slowly transitioning our technology base from legacy mainframe based applications to third party systems. These include TMW for our operational systems, Microsoft Dynamics for our financial systems, TMW Synergize for document storage, and Microfocus for hosting remaining legacy systems.  This has allowed us to streamline our support to a single platform, both saving cost and allowing us to focus all our development efforts on a single platform. We continue to use our internal development capabilities to create customized decision-support tools for our operating personnel.  Our computer systems are monitored 24 hours a day by experienced information systems professionals.  While we employ many preventive measures, including daily backup of our information systems processes, we do not currently have a wholly redundant backup for our information systems as a part of our catastrophic business continuity plan but we believe the conversion to a server platform will allow us to focus our efforts to develop and implement such a plan in the near future.

The technology we use in our business enhances all aspects of our operations and enables us to consistently deliver superior service to our customers.  We are able to closely monitor the location of all our tractors and to communicate with our drivers in real time through the use of a satellite-based equipment tracking and driver communication system.  This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our accessorial charges, which are charges to customers for additional services such as loading, unloading or equipment delays.  In addition, we utilize satellite-based equipment tracking devices and cargo sensors on most of our trailers.  These tracking devices provide us with visibility on the locations and load status of our trailers at all times.

Regulation

Our operations are regulated and licensed by various government agencies, including the DOT.  Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations.  The Company currently has a satisfactory DOT safety rating, which is the highest available rating.  The DOT, through the Federal Motor Carrier Safety Administration (the “FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service.  On December 27, 2011, the FMCSA published its 2011 Hours of Service Final Rule (the “2011 Rule”).  The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours.  The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m.  These rule changes are scheduled to become effective July 1, 2013.  The 2011 Rule also adjusted the definition of “off duty time” to exclude from hourly limits driver time spent in a parked vehicle, which became effective February 27, 2012, and also defined what hours-of-service rule violations are considered “egregious,” providing for enhanced penalties to carriers when such violations occur.

We are unable to predict how a court may address challenges to the 2011 Rule and to what extent the FMCSA might attempt to materially revise the rules under the current or future presidential administrations.  On the whole, however, we believe these modifications to the current rule will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the 2011 Rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business because some of our customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.  Under the revised rating system being considered by the FMCSA, our safety rating could be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

The FMCSA has adopted CSA as its enforcement and compliance scheme. Under CSA, fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.

The FMCSA issued new rules that would require nearly all carriers, including us, to install and use electronic, on-board recorders (“EOBRs”) in their tractors to electronically monitor truck miles and enforce hours of service.  These rules were vacated by the Seventh Circuit Court of Appeals in August 2011.  Congress passed a federal transportation bill in July 2012 that requires promulgation of rules mandating the use of EOBRs by July 2013 with full adoption for all trucking companies no later than July 2015.  It is uncertain if this adoption date will be challenged or extended.  Such installation could cause an increase in driver turnover, adverse information in litigation, cost increases and decreased asset utilization.

Other agencies, such as the Department of Homeland Security, also regulate our equipment, operations and drivers.  In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks.  The Transportation Security Administration (the "TSA") has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or let trucks sit idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our deadhead miles on customer shipments.  As a result, it is possible that we may fail to meet the needs of our customers or may incur increased expenses to do so.

The Environmental Protection Agency (the “EPA”) adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002.  More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions became effective on January 1, 2010.  Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy.  In May 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy trucks.  In October 2010, the NHTSA and the EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions, beginning in 2014.

The California Air Resource Board also has adopted emission control regulations which will be applicable to all commercial vehicles traveling within the state of California.  Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers must meet the same requirements as 2011 model year and newer trailers or we must have prepared and submitted a compliance plan, based on fleet size, which allows us to phase in our compliance over time.  Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  Compliance with such regulations has increased the cost of our new trailers, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that will operate in California, and could impair equipment productivity and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the newly-designed diesel engines and the residual value of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle.  These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

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

We are not aware of any noncompliance with any applicable federal, state, provincial and local environmental laws and regulations, and we believe costs of compliance will not have a material adverse effect on our competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures. At the time we fully upgrade our fleet with EOBRs, we expect to incur additional cost, which we believe will not have a material impact on our consolidated financial position, results of operations and cash flow.  However, at this time, we are not able to project the impact, if any, the EOBR upgrade will have on our tractor productivity.

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations─Seasonality.”

Item 1A.	RISK FACTORS

Our future results may be affected by a number of factors of which we have little or no control.  The following discussion of risk factors contains forward-looking statements as discussed in Item 1 above and in the Cautionary Note Regarding Forward-Looking Statements in Item 7 of Part II of this Annual Report on Form 10-K.  The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

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

If the credit markets erode, we also may not be able to access our current sources of credit, and our lenders may not have the capital to fund those sources.  We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments, or for general corporate purposes.  As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all.  If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, current operations, results of operations, and potential investments.

We are subject to increases in costs and other events that are outside our control that could materially affect our results of operations.  Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees.  Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues, and result in higher operating costs.  In addition, declines in the resale value of revenue equipment can also affect our revenues and cash flows.  From time-to-time, various federal, state or local taxes also increase, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our results of operations.

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

•	Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.

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

For the years ended December 31, 2012 and 2011, we incurred net losses of $17.7 million and $10.8 million, respectively.  Achieving profitability depends upon numerous factors, including our ability to increase our average revenue per tractor, increase velocity, and control expenses.  We might not achieve profitability or, if we do, we may not be able to sustain or increase profitability in the future.   If we are unable to achieve profitability, our liquidity, financial position, and results of operations will continue to be adversely affected.

We have begun implementing a long-term turnaround plan to improve our operational performance and to return the Company to sustained profitability.  We sought broad input in the design of the plan, which included the hiring, as key members of our management team, of industry veterans with expertise in specific subject matters such as freight pricing. We may be unsuccessful in implementing our plan effectively or achieving sustainable improvement from these efforts.  Further, we may devote a significant amount of management and financial resources and not achieve the desired results.

We may not be successful in implementing new management and operating procedures and cost savings initiatives.

We recently have made changes to our management team and structure, as well as our operating procedures.  These changes may not be successful or may not achieve the desired results.  We may require additional training or different personnel to implement successfully these procedures, all of which may result in additional expense, delays in obtaining results, or disruptions to our operations.  Some of these changes include customer service and driver management changes and cost savings initiatives.  These changes and initiatives may not improve our results of operations, including miles per tractor, system velocity, seated truck count, and base revenue per mile.  In addition, we may not be successful in achieving the expected savings in our cost structure.  In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted.  Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our new or growing services.

Ongoing insurance and claims expenses could significantly reduce our earnings.

If the number or severity of claims increases or if the costs associated with claims otherwise increase, our operating results will be adversely affected.  The time that such costs are incurred may significantly impact our operating results for a particular quarter, as compared to the comparable quarter in the prior year.  In addition, if we were to lose our ability to self-insure for any significant period of time, our insurance costs would materially increase, and we could experience difficulty in obtaining adequate levels of coverage. Due to our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.

We could experience increases in our insurance premiums in the future if we have an increase in coverage, a reduction in our self-retention level or if our claims experience deteriorates.  If our insurance or claims expense increases, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.  Healthcare legislation and inflationary cost increases also could negatively impact our financial results.  Although we cannot presently determine the extent of the impact healthcare costs will have on our financial performance, we do expect such costs will increase.

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

On August 24, 2012, we entered into a new $125.0 million revolving credit agreement (the “Revolver”).  We also have numerous other financing arrangements.  Although there are no negative covenants relating to financial ratios or minimum balance sheet requirements, the Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business and affiliate transactions.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  If we fail to comply with any of our financing arrangement covenants, restrictions and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral or impose significant fees and transaction costs.  If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition and results of operations.

We have significant ongoing capital requirements that could adversely affect our financial condition, results of operations and cash flows if we are unable to generate sufficient cash from operations, or obtain financing on favorable terms.

The truckload industry is capital intensive. Historically, we have depended on cash from operations, borrowings from banks and finance companies, and lease instruments to expand and upgrade our revenue equipment. We expect that capital expenditures to replace and upgrade our revenue equipment will increase from the level we experienced in 2012.  The additional expenditures will be required to upgrade our tractor and trailer fleet, which has increased in age over the historical average age, and to expand our revenue equipment fleet, as justified by increased freight volumes.  If we are unable to generate sufficient cash from operations and obtain borrowing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods.  Accordingly, we may be unable to decrease the age of, or expand, our tractor and trailer fleet, which would materially and adversely affect our financial condition.

We depend on the proper functioning, availability, and security of our information and communication systems, and a systems failure or unavailability or a security breach could cause a significant disruption to and adversely affect our business.

We depend on the proper functioning, availability, and security of our communications and data processing systems in operating our business.  Our information and communication systems are protected through physical and software safeguards.  However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events.  We do not have a formally documented catastrophic disaster recovery plan or a fully redundant alternate processing capability.  If any of our critical information or communication systems fail or become otherwise unavailable or experience a security breach, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, to bill for services accurately or in a timely manner, and to communicate internally and with our drivers, customers, and vendors.  Our business interruption insurance may be inadequate to protect us in the event of a catastrophe.  Any system failure, security breach or other damage could interrupt or delay our operations, damage our reputation and cause us to lose customers, any of which could have a material adverse effect on our business.

We are in the midst of a multi-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms.  We purchased off-the-shelf products for our core software needs and developed value-added, decision-support software applications internally.  In July 2011, we migrated our Operations system from our legacy mainframe onto off-the-shelf software, which had a significant adverse effect on our business and operating results.  Although this was the most significant and risky part of our multi-year process, we have a few remaining systems to convert which could also cause delays, complications or additional costs, which could have a material adverse effect on our business and operating results.

We receive and transmit confidential data with and among our customers, drivers, vendors, employees, and service providers in the normal course of business.  Despite our implementation of secure transmission techniques, internal data security measures, and monitoring tools, our information and communication systems are vulnerable to security threats and breach attempts from both external and internal sources.  Any such breach could result in disruption of communications with our customers, drivers, vendors, employees, and service providers and access, viewing, misappropriation, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information.  A security breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost revenues, litigation, regulatory action, and reputational damage.

We depend on our major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For fiscal year 2012, our top 10 customers accounted for approximately 29% of our revenue, our top five customers accounted for approximately 18% of our revenue and our largest customer accounted for approximately 6% of our revenue.  Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent.  Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if our customers were to delay or default on payments to us.  Generally, we do not have long-term contracts with our major customers, and we cannot assure you that our customer relationships will continue as presently in effect.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

 If we are unable to retain our key executives and other key personnel, our business, financial condition and results of operations could be harmed.

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

We operate in the United States pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports and other matters affecting safety or operating methods. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations. The Regulation section in Item 1 of Part 1 of this Annual Report on Form 10-K discusses in detail several proposed, pending and final regulations that could significantly affect our business and operations.

The DOT’s Compliance Safety Accountability program could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted.  A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, increased competition for drivers with favorable safety ratings, increased driver-related compensation costs, and loss of business as our customers direct their business away from us and to carriers with higher fleet safety ratings, which would adversely affect our results of operations.  From time to time we may, and in the past have, exceeded the established intervention thresholds under certain categories.  Based on these unfavorable ratings, our drivers may be prioritized for intervention action or roadside inspection by regulatory authorities, and our customers may be less likely to assign loads to us.  Additionally, we may incur greater than expected expenses in our attempts to improve our scores.

Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.

From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts.  As conditions changed, some of those vendors have had difficulty fulfilling the increased demand for new equipment.  There have been periods when we were unable to purchase as much new revenue equipment as we needed to sustain our desired growth rate and to maintain a late-model fleet.  We may experience similar difficulties in future periods. Also, to meet the more restrictive EPA emissions standards promulgated in 2007 and in January 2010, vendors have had to introduce new engine technology.  An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the price or availability of fuel, hedging activities, the volume and terms of diesel fuel purchase commitments, surcharge collection and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, natural and other factors beyond our control.  Fuel also is subject to regional pricing differences.  From time to time, we may use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. If we do hedge, we may be forced to make cash payments under the hedging arrangements. We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us from the full effect of increases in fuel prices.  The terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  Over the past two years, the failure to recover fuel price increases resulted in a materially negative impact to our results of operations.  For example, any current week’s fuel surcharge rate is based on the prior week’s national average diesel price.  Thus, in periods of rising prices, the current week’s fuel surcharge is based on the prior week’s lower diesel price while we are paying the current week’s higher diesel price at the pump.  Also, during times of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies.  A failure to improve our fuel price protection through these measures, further increases in fuel prices, or a shortage or rationing of diesel fuel could materially and adversely affect our results of operations.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, from time to time we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors.  In addition, due in part to current economic conditions, including the higher cost of fuel, insurance and tractors, the available pool of independent contractor drivers has been declining.    Regulatory requirements, including CSA, have also reduced the number of eligible drivers. Because of the shortage of qualified drivers and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractor drivers.  The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to continue to increase driver and independent contractor compensation in future periods. In addition, we and our industry suffer from a high driver turnover rate.  Driver turnover requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, let tractors sit idle, or operate with fewer tractors and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

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

Regulations limiting exhaust emissions became effective in 2002 and became progressively more restrictive in 2007 and January 2010.  Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models.  As of December 31, 2012, 99% of our fleet is equipped with the 2007 and 2010 emission standard engines.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.

An integral component of our operations is the business we conduct in Mexico, and to a lesser extent Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability.  Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA.

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

We are subject to risk with respect to prices for new tractors.  Prices may increase, among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers.  More restrictive EPA emissions standards that began in 2002, with additional new requirements implemented in 2007 and January 2010, have required vendors to introduce new engines.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers.  As of December 31, 2012, approximately 99% of our tractor fleet was comprised of tractors with engines that met the EPA mandated clean air standards that became effective in 2007 and 2010.  Tractors that meet the 2007 and 2010 standards are more expensive than non-compliant tractors, and we expect to continue to pay increased prices for equipment as we continue to increase the percentage of our fleet that meets the EPA mandated clean air standards.  Further, as with any engine redesign, there is a risk that the newly-designed engines will have unforeseen problems that could adversely impact our business.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results.  We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  The market demand for used equipment has been difficult to forecast and, although our equipment disposal schedule may fluctuate, we currently expect the market demand and gains on disposal in 2013 to be less than those of 2012.  When the used equipment market is weak, it may increase our net capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment (or create a loss on sale of revenue equipment), or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market, any of which could have a material adverse effect on our operating results.

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

Our rail intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers.  In most markets, rail service is limited to a few railroads or even a single railroad.  Any future reduction in service by the railroads with which we have or in the future may have relationships is likely to increase the cost of the rail-based services we provide and could reduce the reliability, efficiency, timeliness, and overall attractiveness of our rail-based intermodal services.  Furthermore, railroads increase shipping rates as market conditions permit.  Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer intermodal services.  In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

Our stockholder rights plan and classified Board of Directors could deter acquisition proposals and make it difficult for a third party to acquire control of the Company.  This could have a negative effect on the price of our common stock.

We have a stockholder rights plan and a classified Board of Directors to ensure fair treatment in the event of an unsolicited takeover attempt regarding the Company to ensure that the Company and its Board of Directors have adequate time to review any unsolicited takeover attempt for adequacy and fairness.  These defenses could discourage potential acquisition proposals and could delay or prevent a change in control of the Company.  These deterrents could adversely affect the price of our common stock and make it difficult to remove and replace members of our Board of Directors or management.

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

Our network consists of 21 facilities, which includes SCS offices and one terminal facility in Laredo, Texas, which is one of the largest inland freight gateway cities between the U.S. and Mexico, operated by a wholly-owned subsidiary, International Freight Services, Inc.  We are actively seeking locations for additional facilities as we expand our brokerage footprint.  As of December 31, 2012, our active terminal, SCS and administrative facilities were located in or near the following cities:

	Shop	Driver Facilities	Fuel	Dispatch Office	Own or Lease
Terminal facilities:
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	No	Own/Lease
Chicago, Illinois	Yes	Yes	No	No	Lease
Vandalia, Ohio	Yes	Yes	Yes	No	Own
Laredo, Texas	Yes	Yes	No	No	Own/Lease
Roanoke, Virginia (1)	Yes	Yes	Yes	No	Lease
Denton, Texas	Yes	No	No	No	Lease
Atlanta, Georgia	Yes	Yes	Yes	No	Lease
Carlisle, Pennsylvania	Yes	Yes	No	No	Lease
Phoenix, Arizona (2)	Yes	Yes	No	No	Lease

SCS facilities:
Springdale, Arkansas	No	No	No	Yes	Lease
College Park, Georgia	No	No	No	Yes	Lease
Naperville, Illinois	No	No	No	Yes	Lease
Addison, Texas	No	No	No	Yes	Lease
Buffalo, New York	No	No	No	Yes	Lease
Roseville, California	No	No	No	Yes	Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
Salt Lake City, Utah	No	No	No	Yes	Lease
Seattle, Washington	No	No	No	Yes	Lease
Los Angeles, California	No	No	No	Yes	Lease

Intermodal facilities:
San Diego, California	No	No	No	Yes	Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own

Administrative facilities:
Burns Harbor, Indiana	No	No	No	Yes	Lease

(1)	Effective February 1, 2013, this terminal facility was closed.

(2)	During the first quarter of 2013, this terminal facility was closed.

Item 3.	LEGAL PROCEEDINGS

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

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court, and the jury returned a verdict in our favor on all counts and determined that we had no additional liability in this matter.  On December 13, 2011, the court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million. Blankenship has now appealed the jury verdict and court order, and the matter is once again pending before the 8th Circuit Court of Appeals.

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

	Price Range
	High	Low
Year Ended December 31, 2012
Fourth Quarter	$3.69	$2.65
Third Quarter	5.70	3.63
Second Quarter	7.96	4.47
First Quarter	9.46	7.39
Year Ended December 31, 2011
Fourth Quarter	$10.35	$7.30
Third Quarter	12.41	6.75
Second Quarter	13.15	9.75
First Quarter	13.49	11.68

As of March 18, 2013, there were 195 holders of record (including brokerage firms and other nominees) of our common stock.  We estimate that there were approximately 1,600 beneficial owners of the common stock as of that date.  On March 18, 2013, the closing price of our common stock on the NASDAQ Global Select Market was $4.95 per share.

Dividend Policy

We have not paid any dividends on our common stock to date, and we do not anticipate paying any dividends at the present time.  We currently intend to retain all of our earnings, if any, for use in the expansion and development of our business.  Our Revolver places restrictions on our ability to pay dividends.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2012.  The equity compensation plan that has been approved by our stockholders is our 2004 Equity Incentive Plan.  We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	112,151 (1)	$12.54 (2)	665,860 (3)

Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	112,151	$12.54	665,860

(1)
Includes only common stock subject to outstanding stock options and does not include: (i) 72,587 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices and (ii) 31,797 unvested shares of restricted stock, which will vest in annual increments, and which do not require the payment of exercise prices.

The above 104,384 shares exclude 9,074 shares of performance based restricted stock, which was deemed to be forfeited June 30, 2011, and such forfeiture will become effective April 1, 2013.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.

(3)
Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 Annual Meeting and ending with the 2013 Annual Meeting, the maximum number of shares of common stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii) such lesser number of shares (which may be zero or any number less than 25,000) as determined by our Board of Directors.  Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan will increase from 1,100,000 to 1,125,000 on May 8, 2013, the date of our 2013 Annual Meeting.  The share numbers included in the table do not reflect this adjustment or any future adjustments.  The 665,860 shares that remain available for future grants may be granted as stock options under our 2004 Equity Incentive Plan, or alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equity Securities

On October 21, 2009, our Board of Directors approved the repurchase of up to 2,000,000 shares of our common stock which expired on October 21, 2012.  Subject to applicable timing and other legal requirements, repurchases could have been made on the open market or in privately negotiated transactions on terms approved by our Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under our employee benefit plans.  During the years ended December 31, 2011 and 2012, we did not repurchase any shares of our common stock.  Currently, we do not have an approved repurchase authorization.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1.A., Risk Factors," set forth above.  Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such information is based.

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

Our Business

We operate primarily in the for-hire truckload segment of the trucking industry.  Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery.  Our business is classified into three operating and reportable segments:  our Trucking operating segment consisting primarily of our Truckload and Dedicated Freight service offerings; our SCS operating segment consisting entirely of our freight brokerage service offering; and our rail Intermodal operating segment.

Substantially all of our base revenue from the three reportable segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the years ended December 31, 2012 and 2011, Trucking base revenue represented 72.8% and 78.2% of total base revenue, respectively, with the remaining base revenue being generated by our SCS and Intermodal operating segments.

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.  For the years ended December 31, 2012 and 2011, our SCS operating segment represented approximately 22.0% and 16.3%, respectively, of our consolidated revenue.  For the years ended December 31, 2012 and 2011, our Intermodal operating segment represented approximately 5.2% and 5.5%, respectively, of our consolidated revenue.

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

Trucking.  Trucking includes the following primary service offerings provided to our customers:

•
Truckload.  Our Truckload service offering provides truckload freight services as a medium- to long-haul common carrier.  We have provided Truckload services since our inception, and we derive the largest portion of our revenues from these services.

•
Dedicated Freight.  Our Dedicated Freight service offering is a variation of our Truckload service, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times.  In addition to serving specific customer needs, our Dedicated Freight service offering also aids in driver recruitment and retention.

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

Intermodal.  Intermodal shipping is a method of transporting freight using multiple modes of transportation between origin and destination, with the freight remaining in a trailer or special container throughout the trip.  Our rail Intermodal service offering provides our customers cost savings over Truckload with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  During August 2010, we entered into a long-term agreement with BNSF Railway to lease 53’ domestic intermodal containers.  Prior to the agreement, the majority of Intermodal’s revenue was derived from trailer-on-flat-car service.  Because of the lack of lane density, we reduced the number of our leased containers from 500 to approximately 125.  Our container contract with BNSF expired on December 31, 2012.  Accordingly, we are scheduled to return the remaining leased containers to BNSF during the first quarter and plan to transition profitable intermodal freight to other sources of capacity throughout 2013.

Results of Operations

On January 31, 2013, we issued a news release announcing our preliminary revenues and results of operations for the fourth quarter of 2012.  Subsequent to the issuance of this news release, and in conjunction with the completion of normal quarter- and year-end closing and audit procedures, we recorded additional adjustments to operating and other expenses that increased our reported net loss by approximately $0.1 million, or $0.01 per share.

Executive Overview

Asset-Based Trucking Operations

We experienced improving operating fundamentals toward the end of the third quarter and into the fourth quarter.  The improvement is reflected in our financial results as we narrowed our loss per share in the fourth quarter of 2012 by 26.2% to $0.31, compared to a $0.42 loss in the fourth quarter of 2011.  Sequentially, we nearly cut in half the third quarter's $0.59 loss per share in what has historically been a seasonally weaker quarter for us.

Fourth quarter improvement was most evident in our Trucking segment, where we produced year-over-year revenue growth for the first time since the second quarter of 2011.  Base Trucking revenue grew 3.4% despite a 3.1% reduction in the average fleet size.  Base revenue per tractor per week improved 6.7% to $2,720 on an improved freight mix and a substantially larger seated tractor count.

Our yield management activities during the third quarter, which adversely impacted volumes during that quarter as we re-priced underperforming freight, began to produce results during the fourth quarter.  We replaced volumes lost during the third quarter with better-performing freight, as evidenced by the combination of a 2.2% improvement in rate per loaded mile and a 6.7% increase in loaded length-of-haul.  Pricing typically falls at longer lengths-of-haul, so the fact that we grew both simultaneously indicates improving lane flow (directionality, density, and market selection).  We realigned our customer base during the fourth quarter, including the replacement of four of our top 25 Trucking shippers, while reducing concentration with our largest shippers.  We expect some of our new customers to grow into our top 25 customer list in the first half of 2013.

The improved freight mix and the better operational execution helped us to increase miles per seated tractor per week by 1.3% to 1,931 miles.  The heightened empty mile factor (up 92 basis points to 12.0%) suggests that we still need additional freight volume to better utilize our equipment.  We are executing a detailed strategy that we believe will grow volumes in specific markets and lanes during this winter's freight bidding season.

Perhaps our largest accomplishment during the fourth quarter involved cutting our unseated tractor count by more than 50%, to 92 from 213 sequentially versus the third quarter of 2012.  The seated tractor count growth was made possible primarily by lower driver turnover, which improved throughout the fourth quarter to an annualized rate of 83% in December 2012, compared to 107% in December 2011.  We attribute the improvement to enhanced Company-wide focus on driver retention, freight better suited to our network, and more consistent miles.  The combination of our seated tractor count and greater miles per seated tractor led to a 5.5% improvement in overall tractor utilization to 1,850 miles per in-service tractor per week.

The key operating metric charts below (Miles per Seated Tractor per Week, Loaded Revenue per Mile, Unseated Tractors, and Base Revenue per Tractor per Week) reflect the results we have experienced for the periods indicated.

Our SCS segment continued to deliver strong performance, growing base revenue by 17.6% and operating income by 13.4% in the fourth quarter.  Gross margin expanded by 30 basis points on slightly improved market conditions during the fourth quarter.  SCS represented 21.2% of our total base revenue during the fourth quarter and is continuing to deliver profitable results with minimal capital investment.  Intermodal operations experienced better gross margins on less revenue and were immaterial to our financial results.

Balance Sheet and Liquidity

At December 31, 2012, our outstanding debt, less cash, represented 55.1% of our balance sheet capitalization, compared to 47.4% at December 31, 2011.  At December 31, 2012, we were in compliance with the covenants of our Revolver and had approximately $19.9 million of available borrowing capacity (net of the minimum availability we are required to maintain of approximately $18.8 million).  For the twelve months ended December 31, 2012, we incurred net capital expenditures (purchases of property and equipment plus liability incurred for leases on revenue equipment less proceeds from the sale of property and equipment) of approximately $32.2 million.  Our 2013 operating plan anticipates capital expenditures greater than those for 2012.  We believe our balance sheet and sources of liquidity are adequate to support our operating needs for the next twelve months.  Despite this adequacy, we can make no assurance, however, that our sources of liquidity will be sufficient to fund our operations and all expansion plans either for the remainder of this year or for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us, especially in light of our net loss for 2012.

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

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Results of Operations – Combined Services

Total base revenue decreased 0.6% from $411.0 million to $408.7 million.  We reported a net loss for all service offerings of $17.7 million ($1.71 per share), as compared to a net loss of $10.8 million ($1.05 per share).

Our effective tax rate increased from 31.5% to 35.2%.   Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Trucking Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Year Ended December 31,
	2012	2011
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	44.1	40.4
Fuel and fuel taxes	15.6	15.6
Purchased transportation	6.7	8.3
Depreciation and amortization	15.0	15.2
Operations and maintenance	13.6	12.3
Insurance and claims	6.8	6.9
Operating taxes and licenses	1.8	1.6
Communications and utilities	1.3	1.3
Gain on disposal of revenue equipment, net	(0.7)	(1.1)
Other	5.8	5.5
Total operating expenses and costs	110.0	106.0
Operating loss	(10.0)%	(6.0)%

Key Operating Statistics:

	Year Ended December 31,
	2012	2011
Operating loss (in thousands)	$(29,848)	$(18,762)
Total miles (in thousands) (1)	205,776	221,765
Empty mile factor (2)	11.4%	11.0%
Weighted average number of tractors (3)	2,184	2,313
Average miles per tractor per period	94,220	95,878
Average miles per tractor per week	1,802	1,839
Average miles per trip (4)	542	532
Base Trucking revenue per tractor per week	$2,606	$2,664
Number of tractors at end of period (3)	2,184	2,235
Operating ratio (5)	110.0%	106.0%

(1)	Total miles include both loaded and empty miles.

(2)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.

(3)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(4)	Average miles per trip is based upon loaded miles divided by the number of Trucking shipments.

(5)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

Base revenue from our Trucking operating segment decreased from $321.3 million to $297.6 million.  The decrease was primarily the result of:

•	Our total miles and our average miles per tractor per week decreased 7.2% and 2.0%, respectively.

•	The size of our fleet decreased 5.6%.

•	The total number of loads dispatched decreased 9.1%.

•	Our empty mile factor increased 3.6%.

The operating ratio for our Trucking operating segment deteriorated by 4.0 percentage points of base Trucking revenue to 110.0% due to the following factors:

·
Salaries, wages and employee benefits increased 3.7 percentage points of base Trucking revenue due in large part to a 7.4% reduction in base Trucking revenue and a 28.9% reduction in the percentage of our tractor fleet comprised of independent contractors.  As the percentage of our fleet comprised of independent contractors decreases, the percentage of our fleet comprised of Company drivers increases, along with the associated salaries, wages and benefits for such Company drivers.  During 2012, we continued to see evidence of a tightening market of eligible drivers related to the implementation of CSA, which caused our total driver compensation costs to increase 4.2% on a per mile basis as we needed to offer sign-on bonuses to attract new drivers, we increased non-mileage pay to help us retain drivers, and we raised driver pay for new drivers with less than one year experience.  New hours-of-service rules scheduled to go into effect in 2013 may further reduce the pool of eligible drivers and may lead to increases in driver related expenses that would increase salaries, wages and employee benefits.  We also have experienced an increase in the frequency and severity of workers’ compensation claims, which have increased by approximately $2.0 million or 69.1%.  In addition to the above, medical payments made under our employee benefits plan increased approximately $1.1 million or 23.7%.

•
Fuel and fuel taxes expense, net of fuel surcharge, remained flat as a percentage of base Trucking revenue.  Tractor utilization was 2.0% lower during 2012 as compared to 2011, which caused fuel and fuel taxes as a percentage of revenue to increase as trucks spent more time idling.  While fuel costs generally have been higher in 2012, improved fuel purchasing and fuel surcharge collections as compared to 2011 lowered our net fuel cost per gallon (fuel cost per gallon minus fuel surcharge collections per gallon) by approximately $0.06.  Additionally, our fuel economy improved 1.2% as we added new, more fuel efficient trucks to the fleet.  We anticipate fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue, fuel efficiency and the percentage of total miles driven by independent contractors.

•
Purchased transportation, which is comprised of independent contractors’ compensation and fees paid to Mexican carriers, decreased 1.6 percentage points of base Trucking revenue.  This decrease was the result of a reduction of 43 independent contractors, or 28.9%, included in our fleet.  Over the longer term, we expect our purchased transportation expense to increase if we achieve our goal to grow our independent contractor fleet and our cross-border Mexico business.   In the event that we are unable to recruit and retain independent contractors, this expense could continue to fall, causing a corresponding increase in fuel and fuel taxes expense and salaries, wages and employee benefits expense.

•
Depreciation and amortization decreased 0.2 percentage points of base Trucking revenue primarily due to an overall decrease in the size of our tractor and trailer fleets.  As of December 31, 2012, we reduced our total tractor count by 42 units as compared to December 31, 2011, representing units shut down due to high mileage and trade life cycles.  We also reduced our trailer count by 227 year over year as part of our plan to reduce the number of trailers because of our investment in trailer tracking devices.  As a result of our plan to reduce the age of our fleet and the increased costs of new equipment, we expect depreciation and amortization expense to increase as a percentage of base Trucking revenue in future periods.  Absent offsetting improvements in average revenue per tractor or growth in our independent contractor fleet and non-asset based operations, our expense in this category as a percentage of revenue could increase going forward if equipment prices continue to inflate.

•
Operations and maintenance expense increased 1.3 percentage points of base Trucking revenue primarily due to a 10.0% increase in direct repair costs related to new engine emissions requirements mandated by the EPA, various requirements imposed by California's Air Resources Board, the higher mileage equipment remaining in our fleet and the increase in the cost of parts and tires.  Our average tractor age at December 31, 2012 was 32 months compared to 28 months at December 31, 2011, whereas our average trailer age was 77 months and 71 months, respectively.  Operations and maintenance expense may increase in the future if we delay the purchase of new equipment and the age of our equipment continues to increase.

•
Insurance and claims expense decreased 0.1 percentage points of base Trucking revenue year over year; however, the actual amount of insurance and claims expense decreased by approximately $2.0 million.  The mild winter during the first quarter along with the continuing education of our drivers regarding accident prevention assisted us in reducing insurance and claims expense. If we are able to successfully execute our safety initiatives, we would expect insurance and claims expense to continue to decrease over the long term, though remaining volatile from period-to-period.

•
Other expense increased 0.3 percentage points of base Trucking revenue as a result of the write off of approximately $0.5 million of deferred debt issuance costs associated with our prior credit facility, which we refinanced in August 2012.  This expense category decreased approximately $0.4 million as compared to 2011; however, lower tractor utilization resulted in this item increasing as a percentage of revenue.

•
Gain on the disposal of equipment decreased 0.4 percentage points of base Trucking revenue as a result of fewer sales of our tractors and trailers due to a reduced level of equipment inventory to sell.  If the used equipment market was to soften or we decided to keep our equipment for a longer period of time, gains on disposal of equipment could decrease.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS operating segment for the periods indicated:

	Year Ended December 31,
	2012	2011
Total SCS revenue (1)	$128,135	$93,118
Intercompany revenue	(24,761)	(12,094)
Total SCS revenue, less intercompany revenue	$103,374	$81,024

Operating income (in thousands)	$7,788	$7,100
Gross margin (2)	13.9%	15.1%

(1)	Includes fuel surcharge revenue.

(2)	Gross margin is calculated by taking total SCS revenue less purchased transportation and dividing that amount by total SCS revenue. This calculation includes intercompany revenue and expenses.

Total revenue, less intercompany revenue, from our SCS operating segment increased 27.6% to $103.4 million from $81.0 million, while operating income increased 9.7% to $7.8 million from $7.1 million.  This increase was primarily a result of the continued expansion of our SCS workforce.  This increase was partially offset by a 7.6% decline in gross margin resulting primarily from a softer freight environment and an increase in purchased transportation expense.  If we are successful in continuing to build our SCS business, we would expect to see the percentage of our total revenue coming from SCS continue to grow.  Our gross margin from our SCS business may continue to decline if the market remains tepid.

Results of Operations – Intermodal Operations

The following table sets forth certain information relating to our Intermodal operating segment for the periods indicated:

	Year Ended December 31,
	2012	2011
Total Intermodal revenue (1)	$28,215	$32,478
Intercompany revenue	(705)	(2,246)
Total Intermodal revenue, less intercompany revenue	$27,510	$30,232

Operating income (in thousands)	$(1,212)	$(987)
Gross margin (2)	17.8%	11.5%

(1)	Includes fuel surcharge revenue.

(2)
Gross margin is calculated by taking total Intermodal revenue less purchased transportation and dividing that amount by total Intermodal revenue.  This calculation includes intercompany revenue and expenses.

Total revenue, less intercompany revenue, from our Intermodal operating segment decreased 9.0% to $27.5 million from $30.2 million.  We experienced difficulty building the lane density necessary to efficiently operate the containers we leased from BNSF Railway to overcome the fixed costs associated with them.  In November 2012, we began transitioning our Intermodal model to a less asset-intensive and more variable cost-based model.  Our container contract with BNSF expired on December 31, 2012, and we are scheduled to return the remaining leased containers to BNSF during the first quarter.

Seasonality

In the trucking industry, revenues generally decrease as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses increase, primarily due to decreased fuel efficiency and increased maintenance costs.  Future revenues could be impacted if our customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings.  Historically, many of our customers have closed their plants for maintenance or other reasons during January and July.

Inflation

Although most of our operating expenses are inflation sensitive, the effect of inflation on revenue and operating costs has been minimal over the past three years.  The effect of inflation-driven cost increases on our overall operating costs would not be expected to be greater for us than for our competitors.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel.  Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so.  Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally increased in recent years.  We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon.  Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers.  Overall, the market fuel prices per gallon were higher in 2012 than they were in 2011.

At December 31, 2012, we did not have any long-term fuel purchase contracts, and we have not entered into any other hedging arrangements that protect us against fuel price increases.

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

Liquidity and Capital Resources

On August 24, 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent and PNC Bank, as Syndication Agent.  The Revolver, which expires in 2017, is secured by substantially all of our assets, and can be expanded up to $175.0 million, subject to customary conditions and lender participation.  Proceeds received under the Revolver were used, in part, to repay the approximately $75.9 million outstanding under our credit agreement with Branch Banking and Trust Company, dated April 19, 2010 (the "Credit Agreement").

During the year ended December 31, 2012, the maximum amounts borrowed under the Credit Agreement and the Revolver, including letters of credit, reached approximately 79.6% and 71.2%, respectively, of the total amounts available at their highest points.  We ended the year with outstanding borrowings, including letters of credit, equal to approximately 69.1 % of the total amount available under the Revolver.  The maximum amount borrowed and the percentage of the amount available excluded the accordion feature applicable to each credit facility.    At December 31, 2012, we had approximately $19.9 million available under our Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million). Our balance sheet debt, less cash, represents 55.1% of our total capitalization, and we have no material off-balance sheet debt.  During 2012, our Board of Directors authorized the use of up to $50.0 million in new capital leases under existing facilities through 2012, and at December 31, 2012, we had approximately $22.2 million of availability.  In January 2013, the Board of Directors authorized the use of up to $45.0 million in new capital leases under existing facilities through 2013.  We financed approximately $27.8 million of our 2012 tractor purchases with 36 and 45 month, fixed-rate capital leases, and we also refinanced two tractor purchase leases approximating $3.7 million retaining their remaining terms of 15 and 23 months.  Our capital leases currently represent 38.5% of our total debt and carry an average fixed rate of 2.3%. Not only does that provide us with a natural hedge against recent London Interbank Offered Rate (“LIBOR”) volatility, but it has also freed up availability on our Revolver.  We produced $11.2 million in free cash flow (cash flow from operations less cash used in investing activities) during 2012, which was approximately $8.9 million more than 2011.

The nature of our business requires significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Credit Agreement and Revolver, and capital lease purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under financing arrangements.  We use these financing arrangements, in addition to our Revolver, to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.

During the year ended December 31, 2012, we incurred net capital expenditures (purchases of property and equipment plus liability incurred for leases on revenue equipment less proceeds from the sale of property and equipment) of approximately $32.2 million (excluding approximately $3.7 million relating to revenue equipment that we took possession of during 2011 and funded during 2012).  During the year ended December 31, 2012, we also incurred net capital expenditures of $0.7 million for facility expansions and other expenditures.  We expect our 2013 capital expenditures to be greater than 2012.

Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity.  We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months.  There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us, especially in light of our net loss for 2012.

If the credit markets erode or we are unable to comply with the requirements of our Revolver, we may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources.  We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, and for general corporate purposes.  As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all.  If we are unsuccessful in obtaining sufficient financing because we are unable to access the capital markets on acceptable terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, and results of operations.

Cash Flows
	(in thousands) Year Ended December 31,
	2012	2011
Net cash provided by operating activities	$15,536	$23,662
Net cash used in investing activities	(4,348)	(21,410)
Net cash used in financing activities	(12,105)	(2,319)

Cash generated from operations decreased $8.1 million during 2012 as compared to 2011.  Several factors contributed to the decrease:

•	Our net loss increased $6.9 million, from $10.8 million in 2011 to $17.7 million in 2012.

•
A decrease in depreciation and amortization of $4.2 million, from $49.3 million to $45.1 million. The decrease in depreciation and amortization was due to an overall decrease in our revenue equipment counts.  As of December 31, 2012, we reduced our total tractor count by 58 units as compared to December 31, 2011, representing units shut down due to high mileage and trade life cycles.  We also reduced our trailer count by 227 year over year as part of our plan to reduce the number of trailers because of our investment in trailer tracking devices.

•
A decrease in our deferred tax liability of approximately $4.6 million due primarily to a decrease in the excess of tax depreciation over that recorded per books offset by a slight increase in prepaid expenses.

•	A decrease in gains on the sale of equipment of $1.5 million from 2011 to 2012 as a result of a decline in our used equipment inventory due to our trade cycle.

•	A decrease in cash of $0.9 million resulting from an increase in the number of days it takes us to collect accounts receivable.

•	A decrease in cash used in trade accounts payable and accrued expenses of $2.0 million resulting from the timing of both equipment purchases and payment for broker carrier expenses.

•
A $3.1 million decrease in the use of cash relating to insurance and claims accruals, as we experienced a decline in accident frequency and severity during 2012 as compared to 2011, with the most significant decline occurring in the last half of 2012.

Cash used in investing activities decreased $17.2 million in 2012 as compared to 2011.  This decrease resulted primarily from a decrease in cash used to purchase equipment.  Cash used to purchase property and equipment decreased $22.4 million during 2012 as compared to 2011.  This decrease was primarily due to two factors: the method utilized to finance the acquisition of revenue equipment and the number of tractors we purchased.  In regard to the financing of the equipment, we primarily utilized lease-based financing during 2012 whereas we primarily utilized borrowings from our Credit Agreement to fund revenue equipment acquisitions during 2011.  For 2012, we leased $27.8 million in revenue equipment acquisitions compared to $21.2 million during 2011, and, during 2012, we also refinanced two tractor purchase leases approximating $3.6 million.  In regard to the volume of purchases, in 2012 we purchased 325 tractors compared to 490 tractors during 2011.  Cash proceeds from the sale of equipment decreased $5.4 million primarily due to a decline in the number of units sold.  During 2012, we sold $17.7 million of property and equipment as compared to $23.1 million during the prior year.

Cash used in financing activities decreased $9.8 million in 2012 as compared to 2011.  The main driver of the decrease related to borrowings under our Credit Agreement and our Revolver.  Our net borrowing decreased $6.2 million, from $18.9 million in 2011 to $12.7 million in 2012. The decline in borrowing primarily related to reduced number of units purchased during 2012.  In addition to the decrease in borrowing, we also experienced an increase in principal payment on capital lease obligations. The $2.6 million increase in cash used for capital lease obligations was due to a larger proportion of funding from capital leases compared to funding revenue equipment purchases with our Credit Agreement and Revolver.

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

The Second Amendment to the Credit Agreement, among other things, (i) amended the “Applicable Margin” and “Applicable Unused Fee Rate”, (ii) eased the consolidated leverage ratio through the 2012 calendar year, and (iii) eased the consolidated fixed charge coverage ratio through the 2012 calendar year.

On August 24, 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank.  The Revolver, which expires in 2017, is secured by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds from the Revolver were used to pay off the outstanding balance of the Credit Agreement.  Proceeds were also used to fund certain fees and expenses associated with the Revolver and will be used to finance working capital, capital expenditures and for general corporate purposes.

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.75 million) and an annual capital expenditure limit ($53.8 million for calendar year 2012, increasing to $71.0 million in 2013 and with further increases thereafter).  If a collateral cushion, referred to as suppressed availability, of at least $30.0 million in excess of the maximum facility size is not maintained, the advance rate on eligible revenue equipment is reduced by 5.0%, and the value attributable to eligible revenue equipment starts to decline in monthly increments.  The Revolver contains a total capital expenditure limitation.  The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at December 31, 2012 was 1.5%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at December 31, 2012 it was 2.5%.

The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated.  Although there are no negative covenants relating to financial ratios or minimum balance sheet requirements, the Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business and affiliate transactions.

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended December 31, 2012, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We paid a $1.5 million closing fee.  In addition, we are required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through December 31, 2012, the unused fee was at Level II.

Level	Average Used Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	<$60,000,000	0.500%

The interest rate on our overnight borrowings under the Revolver at December 31, 2012 was 4.75%.  The interest rate including all borrowings made under the Revolver at December 31, 2012 was 3.0%.  The weighted average interest rate on our borrowings under the agreements for the year ended December 31, 2012 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at December 31, 2012, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $172.8 million at December 31, 2012, and all billed and unbilled accounts receivable.  As we reprice our debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At December 31, 2012, we had outstanding $2.8 million in letters of credit and had approximately $19.9 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million).

In connection with the payoff of the outstanding balance of the Credit Agreement, we wrote off the remaining unamortized debt issuance costs incurred at the inception of the debt.  The write off amounted to approximately $0.5 million and is included in Other Operating Expenses and Costs in the accompanying Consolidated Statements of Operations.

Equity

At December 31, 2012, we had stockholders’ equity of $109.4 million and total debt including current maturities of $138.3 million, resulting in a total debt, less cash, to total capitalization ratio of 55.1% compared to 47.4% at December 31, 2011.

Purchases and Commitments

As of December 31, 2012, our forecasted capital expenditures, net of proceeds from the sale or trade of revenue equipment, for 2013 were $47.3 million, approximately $42.3 million of which relates to revenue equipment.  We may change the amount of the capital expenditures based on our operating performance.  Should we decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.  To the extent further capital expenditures are feasible based on our financial covenants and operating cash requirements, we would use the balance of $5.0 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.

The following table represents our outstanding contractual obligations for rental expense under operating leases at December 31, 2012:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Rental obligations	$2,914	$1,290	$1,242	$86	$296

We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, the availability of drivers and the condition of the used equipment market.  During the year ended December 31, 2012, we incurred net capital expenditures for revenue equipment of approximately $31.5 million (excluding approximately $3.7 million relating to revenue equipment that we took possession of during 2011 and funded during 2012), including approximately $2.8 million of revenue equipment that we took possession of during the first nine months of 2012, but have not yet funded. Of the net capital expenditures for revenue equipment, $27.8 million were capital lease obligations.  During the year ended December 31, 2012, we also incurred net capital expenditures of $0.7 million for facility expansions and other expenditures.

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

Revenue generated by SCS and Intermodal is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs as we act as a principal with substantial risks as primary obligor.

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

Effective May 1, 2011, we changed the time period over which we depreciate our 2005 model year and newer trailers and changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years, and the salvage value was changed to $500 from 25.0% of the original purchase price.  For the year ended December 31, 2012, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $2.3 million and on a net-of-tax basis of approximately $1.4 million ($0.13 per share).  For the year ended December 31, 2011, this change in estimate resulted in a reduction of depreciation expense on a pre-tax basis of approximately $1.6 million and on a net-of-tax basis of approximately $1.0 million ($0.10 per share).

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns and from net operating loss carryforwards.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not more likely than not, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at December 31, 2012, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the year ended December 31, 2012, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•
Prepaid tires.  Commencing when the replacement tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.

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

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at December 31, 2012.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At December 31, 2012 and 2011, we determined that no impairment of value existed.

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

Not required.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

USA TRUCK, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP
Tulsa, OK
March 22, 2013

USA Truck, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,742	$2,659
Accounts receivable:
Trade, less allowance for doubtful accounts of $418 in 2012 and $420 in 2011	64,491	55,359
Other	2,089	1,582
Inventories	1,790	1,831
Prepaid expenses and other current assets	15,415	13,466
Total current assets	85,527	74,897

Property and equipment:
Land and structures	31,478	31,377
Revenue equipment	362,007	372,331
Service, office and other equipment	14,770	15,853
Property and equipment, at cost	408,255	419,561
Accumulated depreciation and amortization	(164,641)	(160,761)
Property and equipment, net	243,614	258,800
Note receivable	1,979	2,003
Other assets	374	491
Total assets	$331,494	$336,191
Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$5,150	$5,044
Trade accounts payable	22,484	21,691
Current portion of insurance and claims accruals	6,915	3,418
Accrued expenses	7,710	7,790
Note payable	1,352	1,370
Deferred income taxes	1,304	1,693
Current maturities of long-term debt and capital leases	14,403	19,146
Total current liabilities	59,318	60,152
Deferred gain	646	612
Long-term debt and capital leases, less current maturities	122,530	98,927
Deferred income taxes	35,953	45,193
Insurance and claims accruals, less current portion	3,617	4,335
Commitments and contingencies	--	--
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Preferred Share Purchase Rights, $0.01 par value; 150,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; authorized 30,000,000 shares; issued 11,770,265 shares in 2012 and 11,791,997 shares in 2011	118	118
Additional paid-in capital	65,259	65,284
Retained earnings	65,767	83,438
Less treasury stock, at cost (1,337,568 shares in 2012 and 1,347,941 shares in 2011)	(21,714)	(21,868)
Accumulated other comprehensive loss	--	--
Total stockholders’ equity	109,430	126,972
Total liabilities and stockholders’ equity	$331,494	$336,191
See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011
Revenue:
Trucking revenue	$297,624	$321,283
Strategic Capacity Solutions revenue	89,831	67,085
Intermodal revenue	21,264	22,658
Base revenue	408,719	411,026
Fuel surcharge revenue	103,709	108,382
Total revenue	512,428	519,408

Operating expenses and costs:
Salaries, wages and employee benefits	142,263	136,538
Fuel and fuel taxes	131,162	137,195
Purchased transportation	127,949	120,076
Depreciation and amortization	45,058	49,263
Operations and maintenance	43,559	42,179
Insurance and claims	20,556	22,501
Operating taxes and licenses	5,504	5,460
Communications and utilities	4,124	4,395
Gain on disposal of assets	(2,151)	(3,615)
Other	17,676	18,065
Total operating expenses and costs	535,700	532,057
Operating loss	(23,272)	(12,649)

Other expenses (income):
Interest expense	4,052	3,345
Other, net	(64)	(252)
Total other expenses, net	3,988	3,093
Loss before income taxes	(27,260)	(15,742)

Income tax benefit:
Current	--	--
Deferred	(9,589)	(4,965)
Total income tax benefit	(9,589)	(4,965)
Net loss	$(17,671)	$(10,777)

Net loss per share:
Basic loss per share	$(1.71)	$(1.05)

Diluted loss per share	$(1.71)	$(1.05)
See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
	December 31,
	2012	2011
Net loss	$(17,671)	$(10,777)
Change in fair value of interest rate swap, net of income tax benefit of $(1) for the year ended December 31, 2011	--	(1)
Reclassification of derivative net losses to statement of operations, net of income tax of $7 for the year ended December 31, 2011	--	10
Total comprehensive loss	$(17,671)	$(10,768)
        See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income/(Loss)	Total
Balance at December 31, 2010	11,835	$118	$65,169	$94,215	$(21,783)	$(11)	$137,708
Exercise of stock options	2	--	15	--	--	--	15
Excess tax benefit from stock options and Restricted Stock	--	--	6	--	--	--	6
Transfer of stock into (out of) Treasury Stock	--	--	115	--	(115)	--	--
Stock-based compensation	--	--	16	--	--	--	16
Restricted stock award grant	17	--	--	--	--	--	--
Forfeited restricted stock	(61)	--	--	--	--	--	--
Net share settlement related to Restricted Stock vesting	(1)	--	(7)	--	--	--	(7)
Change in fair value of interest rate swap, net of income tax benefit of $(1)	--	--	--	--	--	1	1
Reclassification of derivative net losses to statement of operations, net of income tax of $7	--	--	--	--	--	10	10
Return of forfeited restricted stock	--	--	(30)	--	30	--	--
Net loss	--	--	--	(10,777)	--	--	(10,777)
Balance at December 31, 2011	11,792	$118	$65,284	$83,438	$(21,868)	$--	$126,972
Transfer of stock into (out of) Treasury Stock	--	--	(154)	--	154	--	--
Stock-based compensation	--	--	131	--	--	--	131
Restricted stock award grant	26	--	--	--	--	--	--
Forfeited restricted stock	(48)	--	--	--	--	--	--
Net share settlement related to restricted stock vesting	--	--	(2)	--	--	--	(2)
Net loss	--	--	--	(17,671)	--	--	(17,671)
Balance at December 31, 2012	11,770	$118	$65,259	$65,767	$(21,714)	$--	$109,430
               See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011
Operating activities
Net loss	$(17,671)	$(10,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,058	49,263
Provision for doubtful accounts	153	59
Deferred income taxes	(9,588)	(4,957)
Excess tax benefit from exercise of stock options and vesting of restricted stock	--	(6)
Stock based compensation	131	16
Gain on disposal of assets	(2,151)	(3,615)
Recognition of deferred gain	34	(6)
Impairment of Goodwill	126	--
Changes in operating assets and liabilities:
Accounts receivable	(9,792)	(9,017)
Inventories, prepaid expenses and other current assets	1,098	(332)
Trade accounts payable and accrued expenses	4,416	2,456
Insurance and claims accruals	3,722	578
Net cash provided by operating activities	15,536	23,662

Investing activities
Purchases of property and equipment	(22,014)	(44,449)
Proceeds from sale of property and equipment	17,651	23,070
Change in other assets	15	(31)
Net cash used in investing activities	(4,348)	(21,410)

Financing activities
Borrowings under long-term debt	276,556	121,988
Principal payments on long-term debt	(263,811)	(103,088)
Principal payments on capitalized lease obligations	(23,136)	(20,578)
Principal payments on note payable	(1,820)	(1,465)
Net increase in bank drafts payable	106	811
Excess tax benefit from exercise of stock options	--	6
Proceeds from exercise of stock options	--	7
Net cash used in financing activities	(12,105)	(2,319)

Decrease in cash and cash equivalents	(917)	(67)
Cash and cash equivalents:
Beginning of period	2,659	2,726
End of period	$1,742	$2,659

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,274	$3,423
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for leases on revenue equipment	27,757	21,235
Liability incurred for notes payable	1,801	1,826
Purchases of revenue equipment included in accounts payable	--	3,744
Purchases of fixed assets included in long-term debt	355	--
See accompanying notes.

USA Truck, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

1.	Summary of Significant Accounting Policies

Description of Business

USA Truck (the “Company”) is a truckload carrier providing transportation of general commodities throughout the continental United States, into and out of Mexico and into and out of portions of Canada.  Generally, the Company transports full dry van trailer loads of freight from origin to destination without intermediate stops or handling. To complement the Company’s Truckload operations, it provides dedicated, brokerage and rail intermodal services.  For shipments into Mexico, the Company transfers its trailers to tractors operated by Mexican carriers at a facility in Laredo, Texas, which is operated by the Company’s wholly-owned subsidiary.  Through the Company’s asset based and non-asset based capabilities, it transports many types of freight for a diverse customer base in a variety of industries.

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

Accounts Receivable and Concentration of Credit Risk

The Company extends credit to its customers in the normal course of business.  The Company performs ongoing credit evaluations and generally does not require collateral.  Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts.  The Company evaluates the adequacy of its allowance for doubtful accounts quarterly.  Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability.  The Company maintains reserves for potential credit losses based upon its loss history and specific receivables aging analysis.  Receivable balances are written off when collection is deemed unlikely.  Such losses have been within management’s expectations.

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.  During 2012 and 2011, the Company’s top ten customers generated 29% and 31% of total revenue, respectively.  During the two year period ended December 31, 2012, no single customer represented more than 10% of total revenue.  Other accounts receivable consists primarily of proceeds from the sale of revenue equipment.  The carrying amount reported in the balance sheet for accounts receivable approximates fair value as receivables collection averaged approximately 38 days from the billing date.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2012 and 2011:

	(in thousands)
	Year Ended December 31,
	2012	2011
Balance at beginning of year	$420	$444
Amounts charged to expense	153	59
Uncollectible accounts written off, net of recovery	(155)	(83)
Balance at end of year	$418	$420

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets include temporary differences relating to depreciation, capitalized leases and certain revenues and expenses.  The Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. The only periods subject to examination for its federal returns are the 2009, 2010, 2011 and 2012 tax years and in February 2013, the Company received notice that its 2011 federal tax return is being examined. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

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

Effective May 1, 2011, the Company changed the time period over which it depreciates its 2005 model year and newer trailers and it changed the amount of the salvage value to which those trailers are being depreciated.  The depreciation time period was changed to 14 years from 10 years and the salvage value was changed to $500 from 25.0% of the original purchase price.  The effect of this change in estimate is as follows for the years indicated:

	(in thousands, except per share data)
	Pre-tax Basis	Net of Tax	Per Share Effect
December 31, 2012	$2,257	$1,392	$0.13
December 31, 2011	1,590	981	0.10

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

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at December 31, 2012.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At December 31, 2012 and 2011, we determined that no impairment of value existed.

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

Interest

The Company capitalizes interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt.

The following table shows capitalized interest and interest expense for the years indicated:

	(in thousands)
	Capitalized Interest	Interest Expense
December 31, 2012	$--	$4,052
December 31, 2011	43	3,345

Loss Per Share

Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted loss per share is computed by adjusting the weighted average shares outstanding by common stock equivalents attributable to dilutive stock options and restricted stock.

Change in Accounting Estimate

Effective December 31, 2012, the Company changed the method it uses to determine the current and long-term portion of its estimate of workers’ compensation claims accrual.  In the past, the Company would estimate the total amount it determined a claim would cost and accrue a reserve over time as that claim progressed toward settlement.  Currently, when the Company estimates the total amount a claim will cost, it accrues the full amount of the estimate and only adjusts that amount for any subsequent changes that become evident as facts and circumstances develop.  The Company believes that this change more clearly and appropriately reflects the current balance needed to accrue for workers’ compensation claims and thus, more reasonably and accurately reports the claims accrual amounts on its consolidated balance sheet.  At December 31, 2012, the net result of this change in estimate was a reclassification of an accrual amount from insurance and claims accruals, less current portion of insurance and claims accruals in the amount of approximately $1.4 million.   This change in estimate did not have any impact on the Company’s consolidated results of operations.

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

New Accounting Pronouncements

Currently, there are no new accounting pronouncements that were issued to be effective in 2012 or subsequent thereto that would have a material impact on the Company’s financial reporting.

2.      Segment Reporting

The service offerings provided by the Company relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. The Company classifies its business into three operating and reportable segments:  our Trucking operating segment consisting of our Truckload and Dedicated Freight service offerings; our SCS operating segment consisting of our freight brokerage service offering; and our rail Intermodal operating segment.  SCS and Intermodal operating segments are intended to provide services that complement the Company’s Trucking services, primarily to existing customers of its Trucking operating segment.  Those complementary services consist of services such as freight brokerage, transportation scheduling, routing and mode selection.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.

	Percent of Base Revenue
	Trucking	SCS	Intermodal
December 31, 2012	72.8%	22.0%	5.2%
December 31, 2011	78.2%	16.3%	5.5%

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

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Year Ended December 31,
	2012	2011
Base revenue
Trucking	$297,624	$321,283
SCS	109,525	78,105
Intermodal	21,802	24,396
Eliminations	(20,232)	(12,758)
Total base revenue	408,719	411,026
Fuel surcharge revenue
Trucking	83,920	86,869
SCS	18,610	15,013
Intermodal	6,413	8,082
Eliminations	(5,234)	(1,582)
Total fuel surcharge revenue	103,709	108,382
Total revenue	$512,428	$519,408

A summary of operating (loss) income by reportable segments is as follows:

	(in thousands)
	Operating (loss) income
	Year Ended December 31,
	2012	2011
Operating (loss) income
Trucking	$(29,848)	$(18,762)
SCS	7,788	7,100
Intermodal	(1,212)	(987)
Operating (loss) income	$(23,272)	$(12,649)

A summary of assets by reportable segments is as follows:

	(in thousands)
	Total Assets
	December 31,
	2012	2011
Total Assets
Trucking	$218,145	$231,776
Corporate and Other	113,349	104,415
Total Assets	$331,494	$336,191

A summary of amortization and depreciation by reportable segments is as follows:

	(in thousands)
	Depreciation and Amortization
	Year Ended December 31,
	2012	2011
Depreciation and Amortization
Trucking	$42,165	$46,307
SCS	121	77
Intermodal	379	441
Corporate and Other	2,393	2,438
Total Depreciation and Amortization	$45,058	$49,263

3.      Leases Receivable

During the fourth quarter of 2012, the Company began entering into lease-purchase agreements with certain of its drivers to allow them the opportunity to purchase a Company-owned tractor while concurrently becoming an independent contractor.  At December 31, 2012, the Company had entered into ten such agreements and had approximately $0.6 million included in Other Accounts Receivable in the accompanying Consolidated Balance Sheet.  The Company believes these receivables are adequately collateralized; however, it has recorded an allowance for uncollectability in the approximate amount of five thousand dollars to cover any expenses it would incur in the event of a default.

4.      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	(in thousands)
	December 31,
	2012	2011
Prepaid tires	$9,174	$8,999
Prepaid licenses, permits and tolls	1,951	2,114
Prepaid insurance	1,649	1,409
Other	2,641	944
Total prepaid expenses and other current assets	$15,415	$13,466

5.      Note Receivable

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company at the end of the note term.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  The Company believes that the note receivable balance at December 31, 2012, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

6.      Derivative Financial Instruments

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

7.      Accrued Expenses

Accrued expenses consist of the following:

(in thousands)
	December 31,
	2012	2011
Salaries, wages, bonuses and employee benefits	$3,779	$3,411
Other (1)	3,931	4,379
Total accrued expenses	$7,710	$7,790

(1)	As of December 31, 2012 and 2011, no single item included within other accrued expenses exceeded 5.0% of the Company’s total current liabilities.

8.	Note Payable

On October 11, 2012, the Company entered into an unsecured note payable of $1.8 million.  The note, which is scheduled to mature on September 1, 2013, is payable in monthly installments of principal and interest of approximately $0.2 million and bears interest at 1.8%.  The balance of the note payable at December 31, 2012 was $1.4 million.  The note is being used to finance a portion of the Company’s annual insurance premiums and is payable to a third party other than the insurance company.

On October 14, 2011, the Company entered into an unsecured note payable of $1.8 million.  The note, which was payable in monthly installments of principal and interest of approximately $0.2 million and bore interest at 1.9%, matured on September 1, 2012.  The note was payable to a third party other than the insurance company and was being used to finance a portion of the Company’s annual insurance premiums.

9.      Long-term Debt

Long-term debt consists of the following:

(in thousands)
	December 31,
	2012	2011
Revolving credit agreement (1)	$83,513	$68,800
Capitalized lease obligations and other long-term debt (2)	53,420	49,273
	136,933	118,073
Less current maturities	(14,403)	(19,146)
Long-term debt, less current maturities	$122,530	$98,927

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

On August 24, 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank.  The Revolver, which expires in 2017, is secured by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds from the Revolver were used to pay off the outstanding balance of the Credit Agreement.  Proceeds were also used to fund certain fees and expenses associated with the Revolver and will be used to finance working capital, capital expenditures and for general corporate purposes.

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

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at December 31, 2012 was 1.5%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at December 31, 2012 it was 2.5%.

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

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended December 31, 2012, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We paid a $1.5 million closing fee.  In addition, the Company is required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through December 31, 2012, the unused fee was at Level II.

Level	Average Used Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	< $60,000,000	0.500%

The interest rate on our overnight borrowings under the Revolver at December 31, 2012 was 4.75%.  The interest rate including all borrowings made under the Revolver at December 31, 2012 was 3.0%.  The weighted average interest rate on the Company’s borrowings under the agreements for the year ended December 31, 2012 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at December 31, 2012, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $172.8 million at December 31, 2012, and all billed and unbilled accounts receivable.  As the Company reprices its debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At December 31, 2012, the Company had outstanding $2.8 million in letters of credit and had approximately $19.9 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million).

In connection with the payoff of the outstanding balance of the Credit Agreement, the Company wrote off the remaining unamortized debt issuance costs incurred at the inception of the debt.  The write off amounted to approximately $0.5 million and is included in Other Operating Expenses and Costs in the accompanying Consolidated Statements of Operations.

(2)
The Company’s capitalized lease obligations have various termination dates extending through June 30, 2016 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.0% at December 31, 2012.  The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

10.	Leases and Commitments

The Company leases certain revenue equipment under capital leases with terms of 36, 42 or 45 months. Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below as of December 31 for the years indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
December 31, 2012	$67,788	$16,366	$51,422
December 31, 2011	72,272	22,525	49,747

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

	(in thousands)
	For the Year Ended December 31,
	2012	2011
Amortization of leased assets	$10,745	$12,447
Rent expense under operating leases	3,148	3,914

We have entered into leases with lenders who participated in the Credit Agreement and who participate in the Revolver.  Those leases contain cross-default provisions with the Credit Agreement and the Revolver, which replaced the Credit Agreement.  We have also entered into leases with other lenders who do not participate in our Revolver.  Multiple leases with lenders who do not participate in our Revolver generally contain cross-default provisions.

At December 31, 2012, the future minimum payments under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated.

	(in thousands)
	2013	2014	2015	2016	2017	Thereafter
Future minimum payments	$16,368	$13,451	$21,862	$5,761	$--	$--
Future rentals under operating leases	1,290	1,009	233	44	42	296

 As of December 31, 2012, the remaining minimum capital lease payments were $53.2 million, which excludes amounts representing interest of $4.3 million.  The current portion of net minimum lease payments, including interest, is $16.4 million.

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

During 2012, our Board of Directors authorized the use of up to $50.0 million in new capital leases under existing facilities through 2012, and at December 31, 2012, we had approximately $22.2 million of availability.  In January 2013, the Board of Directors authorized the use of up to $45.0 million in new capital leases under existing facilities through 2013.

As of December 31, 2012, we had commitments for purchases of revenue equipment in the approximate amount of $23.2 million, and approximately $0.02 million for non-revenue purchases.

11.      Federal and State Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)
	December 31,
	2012	2011
Current deferred tax assets:
Accrued expenses not deductible until paid	$3,885	$2,766
Equity Incentive Plan	266	299
Revenue recognition	277	229
Allowance for doubtful accounts	162	161
Other	16	15
Total current deferred tax assets	4,606	3,470

Current deferred tax liabilities:
Prepaid expenses deductible when paid	(5,910)	(5,163)
Total current deferred tax liabilities	(5,910)	(5,163)
Net current deferred tax liabilities	$(1,304)	$(1,693)

Noncurrent deferred tax assets:
Non-compete agreement	41	63
Net operating loss carryforwards	16,452	12,551
Total noncurrent deferred tax assets	16,493	12,614

Noncurrent deferred tax liabilities:
Tax over book depreciation	(52,237)	(57,612)
Capitalized leases	(215)	(157)
Other	6	(38)
Total noncurrent deferred tax liabilities	(52,446)	(57,807)
Net noncurrent deferred tax liabilities	$(35,953)	$(45,193)

The Company's federal net operating loss carryforwards are currently available to offset future federal taxable income, if any, and will expire during the period 2029 through 2032.  Approximately $8.1 million of the Company’s state net operating loss carryforwards will expire during the period 2014 through 2023 and approximately $37.0 million will expire during the period 2024 through 2032.  The Company expects to fully utilize these net operating loss carryforwards in future years before they expire.

Significant components of the provision (benefits) for income taxes are as follows:

	(in thousands)
	Year Ended December 31,
	2012	2011
Current:
Federal	$--	$--
State	--	--
Total current	--	--

Deferred:
Federal	(7,943)	(4,113)
State	(1,646)	(852)
Total deferred	(9,589)	(4,965)
Total income tax (benefit) expense	$(9,589)	$(4,965)

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

	(in thousands)
	Year Ended December 31,
	2012	2011
Income tax (benefit) expense at statutory federal rate	$(9,268)	$(5,352)
Federal income tax effects of:
State income tax expense	558	290
Per diem and other nondeductible meals and entertainment	748	900
Other	19	49
Federal income tax (benefit) expense	(7,943)	(4,113)
State income tax (benefit) expense	(1,646)	(852)
Total income tax (benefit) expense	$(9,589)	$(4,965)

Effective tax rate	35.2%	31.5%

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

12.	Employee Benefit Plans

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

13.      Stock Plans

The current equity compensation plan that has been approved by the Company’s stockholders is its 2004 Equity Incentive Plan.  The Company does not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by its stockholders.

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,100,000 shares of common stock to directors, officers and other key team members.  On the day of each annual meeting of stockholders of the Company for a period of nine years, which commenced with the annual meeting of stockholders in 2005 and will end with the annual meeting of stockholders in 2013, the maximum number of shares of common stock that is available for issuance under the Plan is automatically increased by that number of shares equal to the lesser of 25,000 shares or such lesser number of shares (which may be zero or any number less than 25,000) as determined by the Board.  No options were granted under this plan for less than the fair market value of the common stock as defined in the plan at the date of the grant.  Although the exercise period is determined when options are granted, no option may be exercised later than 10 years after it is granted.  Options granted under this plan generally vest ratably over three to five years.  The option price under this plan is the fair market value of the Company’s common stock at the date the options were granted.

At December 31, 2012, 665,860 shares were available for granting future options or other equity awards under this plan.  The Company issues new shares upon the exercise of stock options.

Compensation cost recognized in 2012 and 2011 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006.  The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is recognized over the vesting period.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the years indicated.

	(in thousands)
	For the Year Ended December 31,
	2012	2011
Compensation expense	$67	$65

On January 28, 2009, the Executive Compensation Committee of the Board of Directors of the Company approved the USA Truck, Inc. Executive Team Incentive Plan.  The Executive Team Incentive Plan consists of cash and equity incentive awards.  The cash incentives will be awarded upon the achievement of predetermined results in designated performance measurements, which will be identified by the Committee on an annual basis.  Executive Team Incentive Plan participants will be paid a cash percentage of their base salaries corresponding with the level of results achieved.  As determined by the Committee on an annual basis, Executive Team Incentive Plan participants are also eligible for an annual Equity Incentive Award consisting of Company common stock, issued under the 2004 Equity Incentive Plan.  The Equity Incentive Awards will consist of a combination of Restricted Stock Awards (“RSAs”) and Incentive Stock Options (“ISOs”).  The value of the equity award to each participant will be granted fifty percent in the form of RSAs and fifty percent in the form of ISOs, as defined.  To the extent options fail to qualify as “incentive stock options” under IRS regulations, they will be non-qualified stock options.  Annual awards approved by the Committee will be granted quarterly and will vest one-third each year on August 1, beginning the year following the year in which the shares are awarded.  On January 26, 2011 and February 6, 2012, the Committee approved the granting of the annual awards for 2011 and 2012, respectively, under this plan.

The following grants were made in accordance with the terms of the Executive Team Incentive Plan for the years indicated.

Grant Date	Restricted Shares (1)	Number of Shares Under Options (1)	Grant Price (2)
2012
February 1	597	1,201	8.94
May 2	773	1,764	6.91
August 1	1,277	3,514	4.18
November 1	1,854	7,522	2.88
2011
February 1	3,262	10,988	12.20
May 2	2,798	13,225	12.52
August 1	4,483	22,247	12.11
November 1	3,244	6,342	9.03

(1)	Net of forfeited shares.

(2)	The shares were valued at the closing price of the Company’s common stock on the dates of awards.

Information related to option activity for the year ended December 31, 2012 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	127,884	$14.80
Granted (2)	22,790	5.69
Exercised	--	--		$--
Cancelled/forfeited	(22,895)	12.68
Expired	(15,628)	20.85
Outstanding at December 31, 2012	112,151	$12.54	2.5	$5,038
Exercisable at December 31, 2012	68,365	$14.77	1.4	$--

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of the Company’s common stock, as determined by the closing price on December 31, 2011 (the last trading day of the fiscal year), was $13.23.  The intrinsic value for options exercised in 2011 was $7,424. During the year ended December 31, 2012, no options were exercised.

(2)	The weighted-average grant date fair value of options granted during 2012 and 2011 was $2.43 and $2.99, respectively.

The exercise price, number, weighted-average remaining contractual life of options outstanding and the number of options exercisable as of December 31, 2012 are as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number of Options Exercisable
$2.85	1,250	4.6	--
2.88	7,522	4.6	--
4.18	3,514	4.6	--
6.91	1,764	4.6	--
8.94	6,931	4.2	--
9.03	4,809	3.4	1,775
11.19	11,489	1.3	11,489
12.11	9,107	3.4	3,358
12.20	6,138	3.4	2,264
12.21	5,765	2.3	4,056
12.52	8,386	3.4	3,094
13.61	3,730	2.3	2,626
13.88	9,034	1.3	9,034
14.18	6,737	1.3	6,737
14.50	8,386	1.3	8,386
16.49	3,297	2.3	2,318
18.58	3,592	2.3	2,528
22.54	10,200	0.8	10,200
30.22	500	0.1	500
	112,151	2.5	68,365

The following assumptions were used to value the stock options granted during the years indicated:

	2012	2011
Dividend yield	0%	0%
Expected volatility	29.8% - 64.0%	22.6% - 67.1%
Risk-free interest rate	0.5% - 0.7%	0.7% - 1.7%
Expected life (in years)	3.75 - 4.25	4.13 - 4.25

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

The fair value of stock options and restricted stock that vested during the year is as follows for the years indicated.

	(in thousands)
	December 31,
	2012	2011
Stock options	$177	$191
Restricted stock	57	91

The 2003 Restricted Stock Award Plan was terminated on August 31, 2009.  This plan allowed the Company to issue up to 150,000 shares of common stock as awards of restricted stock to its officers, of which 100,000 shares were awarded.  The awarded shares consisted solely of shares contributed by its then Chairman of the Board and were subject to the achievement of performance goals as determined by the Board of Directors.  Upon forfeiture of the final layer of 2,000 shares, no shares remain outstanding under this Plan.

During 2012, no activity occurred under the 2003 Restricted Stock Award Plan.  The following information relates to activity under the Plan that occurred during the year ended December 31, 2011.

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares - December 31, 2010	2,000	$27.66
Granted	--	--
Forfeited	(2,000)	27.66
Vested	--	--
Nonvested shares - December 31, 2011	--	--

(1)	The shares were valued at the average of the high and low trading price of the Company’s common stock on the date of the award.

The compensation expense recognized is based on the market value of the Company’s common stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount recognized is amortized over the vesting period.  Compensation expense is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations, and the amount recognized, net of forfeiture recoveries, is reflected in the table below for the years indicated.

	(in thousands)
	For the Year Ended December 31,
	2012	2011
Compensation expense (credit)	$65	$(49)

On July 16, 2008, the Executive Compensation Committee of the Board of Directors, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s common stock to certain officers of the Company.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s common stock on that date.  Each participating officer’s restricted shares of common stock will vest in varying amounts over the ten-year period beginning April 1, 2011, subject to the Company’s attainment of retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares that fail to vest as a result of the Company’s failure to attain a performance goal will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that plan until that plan expires in 2014.

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

July 16, 2008 Restricted Stock Award Forfeitures
Scheduled Vest Date	Date Deemed Forfeited and Recorded as Treasury Stock	Shares Forfeited (in thousands)	Expense Recovered (in thousands)	Date Shares Returned to Plan
April 1, 2011	June 30, 2010	9	$70	April 1, 2011
April 1, 2012	June 30, 2011	8 (1)	66	April 1, 2012
April 1, 2013	June 30, 2011	15 (1)(2)	101	April 1, 2013

(1)
In October 2011, in connection with the termination of employment of a recipient, the forfeiture relating to approximately 2,000 shares scheduled to vest on April 1, 2012 and 2,000 shares scheduled to vest on April 1, 2013, included herein, became effective.  Accordingly, these shares were removed from Treasury Stock at December 31, 2011. In addition, in connection with the termination of a recipient's employment, the forfeiture relating to approximately 2,000 shares scheduled to vest on April 1, 2012 and 2,000 shares scheduled to vest on April 1, 2013, included herein, became effective in January 2012.  Accordingly, these shares were removed from Treasury Stock at January 31, 2012.

(2)
In December 2012, in connection with the termination of employment of a recipient, the forfeiture relating to approximately 2,000 shares scheduled to vest on April 1, 2013, included herein, became effective.  Accordingly, these shares were removed from Treasury Stock at December 31, 2012.

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the year ended December 31, 2012, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2011	146,624	$12.14
Granted	25,925	4.22
Forfeited	(47,081)	12.07
Vested	(12,010)	12.34
Nonvested shares – December 31, 2012	113,458	$10.35

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

Information set forth in the following table is related to stock options and restricted stock as of December 31, 2012.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$58	$583
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.4	4.4

On January 30, 2013, the Executive Compensation Committee of the Company’s Board of Directors granted Restricted Stock Awards (“RSAs”) in an amount equal to a percentage of the recipient’s annual salary.  The value of the RSAs was based on the closing price of the Company’s common stock on the NASDAQ Stock Market on February 1, 2013 ($4.98) and a total of 36,961 restricted shares were issued.  The shares were issued from the Company’s 2004 Equity Incentive Plan.  The RSAs will vest one-fourth each year beginning February 1, 2014, conditioned on continued employment and certain other forfeiture provisions.  In addition, the Executive Compensation Committee approved the USA Truck, Inc. Management Bonus Plan.  Plan participants, consisting of executive and other key management personnel, will be paid a cash percentage and an equity percentage of their base salaries corresponding with the achievement of certain levels of consolidated 2013 pretax income.

On February 15, 2013, in connection with his appointment as President and Chief Executive Officer, Mr. John M. Simone was granted 75,000 shares of restricted stock, to vest in equal 25% installments over four years, beginning February 18, 2014.  He was also granted 42,910 non-qualified stock options with an exercise price of $4.83, which was the closing price of the Company's common stock February 19, 2013, to vest in equal 25% installments over four years, beginning February 18, 2014.  Both awards are conditioned on continued employment and certain other forfeiture provisions.

14.  Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Year Ended December 31,
	2012	2011
Numerator:
Net loss	$(17,671)	$(10,777)

Denominator:

Denominator for basic loss per share – weighted average shares	10,310	10,302

Effect of dilutive securities:
Employee stock options and restricted stock	--	--
	--	--
Denominator for diluted loss per share – adjusted weighted-average shares and assumed conversions	$10,310	$10,302
Basic loss per share	$(1.71)	$(1.05)
Diluted loss per share	$(1.71)	$(1.05)
Weighted average anti-dilutive employee stock options and restricted stock	200	144

15.	Common Stock Transactions

During the years ended December 31, 2012 and 2011, we did not repurchase any shares of our common stock.  Currently, we do not have an approved repurchase authorization.

16.	Fair Value of Financial Instruments

At December 31, 2012 and 2011, the amounts reported in the Company’s consolidated balance sheets for its Revolver and capital leases approximate their fair value.

17.	Litigation

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

18. Stockholder Rights Plan

On November 7, 2012, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, which was paid on November 21, 2012 to stockholders of record at the close of business on such date.  The Board of Directors also adopted the Rights Agreement by and between the Company and Registrar and Transfer Company, as Rights Agent (the "Rights Agreement").

The Rights will become exercisable (subject to customary exceptions) only if a person or group acquires 15% or more of the Company's common stock.  At a designated time after a person or group becomes an acquiring person, upon payment of the exercise price of $12.00 per Right, a holder (other than an acquiring person) will be entitled to purchase $24.00 worth of shares of the Company's common stock (or under certain circumstances, the common stock of an entity that completes a business combination with the Company) at a 50% discount.  The Rights Agreement is set to expire on November 21, 2014; however, the Rights Agreement will continue after the Company's 2014 Annual Meeting only upon stockholder approval at such meeting.  The Company may redeem the Rights for nominal consideration before the Rights become exercisable.

19. Subsequent Events

On February 15, 2013, the Company’s Board of Directors appointed John M. Simone as the Company's President and Chief Executive Officer and appointed Mr. Simone to the Board of Directors.  Clifton R. Beckham stepped down from his position as the Company's President and Chief Executive Officer and from his position on the Board of Directors.  Concurrently, Mr. Beckham was appointed Executive Vice President and Chief Financial Officer of the Company.

20.	Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2012 and 2011:

	(in thousands, except per share amounts)
	2012
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$123,673	$129,569	$124,416	$134,771
Operating expenses and costs	130,309	133,898	132,941	138,552
Operating (loss) income	(6,636)	(4,329)	(8,525)	(3,781)
Other expenses, net	911	975	1,002	1,100
(Loss) income before income taxes	(7,547)	(5,304)	(9,527)	(4,881)
Income tax (benefit) expense	(2,674)	(1,818)	(3,455)	(1,641)
Net (loss) income	$(4,873)	$(3,486)	$(6,072)	$(3,240)

Average shares outstanding (Basic)	10,300	10,304	10,312	10,313
Basic (loss) earnings per share	$(0.47)	$(0.34)	$(0.59)	$(0.31)

Average shares outstanding (Diluted)	10,300	10,304	10,312	10,313
Diluted (loss) earnings per share	$(0.47)	$(0.34)	$(0.59)	$(0.31)

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

        None.

Item 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of December 31, 2012, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our management’s evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  In accordance with these controls and procedures, information is accumulated and communicated to management, including our CEO, as appropriate, to allow timely decisions regarding disclosures. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2012.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Additional Information Regarding the Board of Directors – Biographical Information,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 8, 2013, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

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

The sections entitled “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the annual meeting of stockholders to be held on May 8, 2013, set forth certain information with respect to the compensation of management and Directors and related matters and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 8, 2013, sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” of this annual report on Form 10-K, which sets forth certain information with respect to our equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Additional Information Regarding the Board of Directors – Board Meetings, Director Independence and Committees – Director Independence” in our proxy statement for the annual meeting of stockholders to be held on May 8, 2013, set forth certain information with respect to relations of and transactions by management and the independence of our directors and nominees for election as directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 8, 2013, sets forth certain information with respect to the fees billed by our independent registered public accounting firm and the nature of services rendered for such fees for each of the two most recent fiscal years and with respect to our Audit Committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and is incorporated herein by reference.

                                                                PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a) The following documents are filed as a part of this report:	Page
1.	Financial statements.
	The following financial statements of the Company are included in Part II, Item 8 of this report:
	Consolidated Balance Sheets as of December 31, 2012 and 2011	35
	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	36
	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011	37
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011	38
	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	39
	Notes to Consolidated Financial Statements	40

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
	Management Compensatory Plans:
	-Executive Profit-Sharing Incentive Plan (Exhibit 10.2)
	-Form of Restricted Stock Award Agreement (Exhibit 10.5)
	-Form of Stock Option Award Agreement (Exhibit 10.6)
	-USA Truck, Inc. 2004 Equity Incentive Plan (Exhibit 10.3)
	-USA Truck, Inc. Executive Team Incentive Plan (Exhibit 10.4)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

Date:	March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Peiser
Robert A. Peiser	Chairman of the Board and Director	March 22, 2013

/s/ John M. Simone
John M. Simone	President, Chief Executive Officer and Director	March 22, 2013

/s/ Clifton R. Beckham
Clifton R. Beckham	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2013

/s/ Terry A. Elliott
Terry A. Elliott	Director	March 22, 2013

/s/ William H. Hanna
William H. Hanna	Director	March 22, 2013

/s/ James D. Simpson, III
James D. Simpson, III	Director	March 22, 2013

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	March 22, 2013

/s/ Robert E. Creager
Robert E. Creager	Director	March 22, 2013

EXHIBIT INDEX

Exhibit Number		Exhibit
3.01		Restated and Amended Certificate of Incorporation of the Company as currently in effect.
3.02		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
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
3.06
Certificate of Amendment to Certificate of Incorporation of the Company dated May 3, 2006 (incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012).

3.07
Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2012).

4.01
Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992 [the “Form S-1”]).

4.02		Restated and Amended Certificate of Incorporation of the Company as currently in effect.
4.03		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
4.04
Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

4.05		Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Form 8-A/A).
4.06		Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).
4.07
Certificate of Amendment to Certificate of Incorporation of the Company filed May 3, 2006 (incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012).

4.08
Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed.  The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.09
Rights Agreement, dated November 12, 2012, by and between the Company and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2012).

10.1
Revolving Credit Agreement dated August 24, 2012, among the Company, Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2012).

10.2*
Executive Profit-Sharing Incentive Plan, as amended effective January 1, 2007, for executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.3*		USA Truck, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company’s proxy statement filed with the Securities and Exchange Commission on March 19, 2004).
10.4*		USA Truck, Inc. Executive Team Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 30, 2009).
10.5*		Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.6*		Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2011).
21		The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the reporting fiscal year ending December 31, 2012.
23.1**		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1**		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	#	XBRL Instance Document.
101.SCH	#	XBRL Taxonomy Extension Schema Document.
101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract, compensatory plan or arrangement.
**Filed herewith.
# In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”