Form 10-Q
period 2013-03-31
USA TRUCK INC
filed 2013-05-08
CIK 883945

                                                     UNITED STATES
                                                           SECURITIES AND EXCHANGE COMMISSION
                                                     Washington, D.C.  20549

                                       Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Large Accelerated Filer _____      Accelerated Filer                 Non-Accelerated Filer _____      Smaller Reporting Company__X__
              (Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No    X

       The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of April 29, 2013 is 10,509,443.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets:
Cash	$312	$1,742
Accounts receivable:
Trade, less allowance for doubtful accounts of $298 in 2013 and $423 in 2012	65,871	64,491
Other	3,160	2,089
Inventories	1,233	1,790
Prepaid expenses and other current assets	16,861	15,415
Total current assets	87,437	85,527
Property and equipment:
Land and structures	31,483	31,478
Revenue equipment	370,364	362,007
Service, office and other equipment	15,152	14,770
Property and equipment, at cost	416,999	408,255
Accumulated depreciation and amortization	(165,498)	(164,641)
Property and equipment, net	251,501	243,614
Note receivable	1,997	1,979
Other assets	363	374
Total assets	$341,298	$331,494
Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$4,749	$5,150
Trade accounts payable	27,992	22,484
Current portion of insurance and claims accruals	7,780	6,915
Accrued expenses	9,301	7,710
Note payable	903	1,352
Current maturities of long-term debt and capital leases	14,399	14,403
Deferred income taxes	2,141	1,304
Total current liabilities	67,265	59,318

Deferred gain	671	646
Long-term debt and capital leases, less current maturities	130,005	122,530
Deferred income taxes	33,526	35,953
Commitments and contingencies	--	--
Insurance and claims accruals, less current portion	2,963	3,617
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Preferred Share Purchase Rights, $0.01 par value; 150,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,882,423 shares in 2013 and 11,770,265 shares in 2012	119	118
Additional paid-in capital	65,302	65,259
Retained earnings	63,293	65,767
Less treasury stock, at cost (1,364,789 shares in 2013 and 1,337,568 shares in 2012)	(21,846)	(21,714)
Total stockholders’ equity	106,868	109,430
Total liabilities and stockholders’ equity	$341,298	$331,494

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended
	March 31,
	2013	2012

Revenue:
Trucking revenue	$79,793	$75,937
Strategic Capacity Solutions revenue	21,459	17,595
Intermodal revenue	3,635	4,291
Base revenue	104,887	97,823
Fuel surcharge revenue	27,140	25,850
Total revenue	132,027	123,673

Operating expenses and costs:
Salaries, wages and employee benefits	35,567	35,514
Fuel and fuel taxes	35,595	34,770
Purchased transportation	30,478	26,978
Depreciation and amortization	10,915	11,157
Operations and maintenance	11,508	10,931
Insurance and claims	5,389	4,882
Operating taxes and licenses	1,007	1,507
Communications and utilities	1,086	1,023
Gain on disposal of assets, net	(389)	(542)
Other	3,698	4,089
Total operating expenses and costs	134,854	130,309
Operating loss	(2,827)	(6,636)

Other expenses (income):
Interest expense	837	986
Other, net	(54)	(75)
Total other expenses, net	783	911
Loss before income taxes	(3,610)	(7,547)
Income tax benefit	(1,136)	(2,674)

Net loss	$(2,474)	$(4,873)

Net loss per share information:
Average shares outstanding (Basic)	10,305	10,300
Basic loss per share	$(0.24)	$(0.47)

Average shares outstanding (Diluted)	10,305	10,300
Diluted loss per share	$(0.24)	$(0.47)
See notes to consolidated financial statements.

USA TRUCK, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2013	2012
Net loss	$(2,474)	$(4,873)
Reclassification to the statement of operations	--	--
Total comprehensive loss	$(2,474)	$(4,873)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2012	11,770	$118	$65,259	$65,767	$(21,714)	$109,430
Transfer of stock into (out of) Treasury Stock	--	--	132	--	(132)	--
Stock-based compensation	--	--	(88)	--	--	(88)
Restricted stock award grant	112	1	(1)	--	--	--
Forfeited restricted stock	--	--	--	--	--	--
Net share settlement related to restricted stock vesting	--	--	--	--	--	--
Net loss	--	--	--	(2,474)	--	(2,474)
Balance at March 31, 2013	11,882	$119	$65,302	$63,293	$(21,846)	$106,868

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net loss	$(2,474)	$(4,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,915	11,157
Provision for doubtful accounts	(125)	62
Deferred income taxes	(1,590)	(2,674)
Stock-based compensation	(89)	8
Gain on disposal of assets, net	(389)	(542)
Deferred gain	25	(2)
Changes in operating assets and liabilities:
Accounts receivable	(2,326)	(5,033)
Inventories and prepaid expenses	(889)	(2,465)
Trade accounts payable and accrued expenses	(549)	4,572
Insurance and claims accruals	658	760
Net cash provided by operating activities	3,167	970

Investing activities:
Purchases of property and equipment	(2,791)	(341)
Proceeds from sale of property and equipment	2,160	5,860
Change in other assets	(7)	(42)
Net cash (used in) provided by investing activities	(638)	5,477

Financing activities:
Borrowings under long-term debt	31,128	51,557
Principal payments on long-term debt	(26,704)	(44,857)
Principal payments on capitalized lease obligations	(7,534)	(11,100)
Principal payments on note payable	(448)	(455)
Net (decrease) increase in bank drafts payable	(401)	54
Net cash used in financing activities	(3,959)	(4,801)

(Decrease) increase in cash	(1,430)	1,646
Cash:
Beginning of period	1,742	2,659
End of period	$312	$4,305

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$935	$995
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	10,275	10,686
Purchases of revenue equipment included in accounts payable	7,648	--
Purchases of fixed assets included in long-term debt	295	--

See notes to consolidated financial statements.

USA TRUCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our business is classified into three operating and reportable segments: our Trucking operating segment consisting primarily of our Truckload and Dedicated Freight service offerings; our Strategic Capacity Solutions (“SCS”) operating segment consisting entirely of our freight brokerage service offering; and our rail Intermodal operating segment.

The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Revenue generated by our SCS and Intermodal operating segments is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, because we have responsibility for billing and collecting such revenue.

Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

NOTE 3 – STOCK-BASED COMPENSATION

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,100,000 shares of Common Stock to directors, officers and other key employees.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to ten years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $2.85 to $22.54 as of March 31, 2013.  At March 31, 2013, 529,115 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

  Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended
	March 31,
	2013	2012
Compensation expense	$15	$11

The table below sets forth the assumptions used to value stock options granted during the periods indicated:

	2013	2012
Dividend yield	0%	0%
Expected volatility	35.6%	29.8% – 64.0%
Risk-free interest rate	1.2%	0.5% – 0.7%
Expected life (in years)	6.25	3.75 – 4.25

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

Information related to option activity for the three months ended March 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding – December 31, 2012	112,151	$12.54
Granted	42,910	4.83
Exercised	--	--		$--
Cancelled/forfeited	(827)	12.46
Expired	(15,458)	15.87
Outstanding at March 31, 2013	138,776	$9.78	4.9	$23,139
Exercisable at March 31, 2013	54,817	$14.25	1.5	$--

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on March 28, 2013 (the last trading day of the quarter), was $4.91.

Compensation expense related to restricted stock awarded under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount to be recognized, net of forfeiture recoveries, is amortized over the vesting period.  The amount of compensation expense (credit) recognized is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended
	March 31,
	2013	2012
Compensation expense (credit)	$(104)	$(3)

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the three months ended March 31, 2013, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2012	113,458	$10.35
Granted	113,168	4.88
Forfeited	1,010	6.72
Vested	--	--
Nonvested shares – March 31, 2013	225,616	$7.62

(1)	The shares were valued at the closing price of the Company’s Common Stock on the dates of the awards.

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s Common Stock to certain officers of the Company.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s Common Stock on that date.  Each officer’s restricted shares of Common Stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of defined retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares which fail to vest as a result of the Company’s failure to attain a performance goal will be forfeited and result in the recovery of the previously recorded expense.  These forfeited shares will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that Plan until that Plan expires in 2014.  During the second quarter of 2011, management determined that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2012 and April 1, 2013.  At that time, these shares were deemed forfeited and recorded as Treasury Stock.  During the first quarter of 2013, management determined that it is probable that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2014, April 1, 2015 and April 1, 2016. Accordingly, the shares remain outstanding until their scheduled vesting dates, at which time their forfeitures become effective and the shares revert to the 2004 Equity Incentive Plan.  The table below sets forth the information relating to the forfeitures of these shares.

July 16, 2008 Restricted Stock Award Forfeitures
Scheduled Vest Date	Date Deemed Forfeited and Recorded as Treasury Stock	Shares Forfeited (in thousands)	Expense Recovered (in thousands)	Date Shares Returned to Plan
April 1, 2011	June 30, 2010	9	$70	April 1, 2011
April 1, 2012	June 30, 2011	8	66	April 1, 2012
April 1, 2013	June 30, 2011	15	101	April 1, 2013
April 1, 2014	February 28, 2013	9	78	April 1, 2014
April 1, 2015	February 28, 2013	9	65	April 1, 2015
April 1, 2016	February 28, 2013	9	56	April 1, 2016

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

Information set forth in the following table is related to stock options and restricted stock as of March 31, 2013.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$35	$908
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.2	3.6

NOTE 4 – SEGMENT REPORTING

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis.

	Percent of Total Base Revenue
	Trucking	SCS	Intermodal
Three Months Ended
March 31, 2013	76.1%	20.5%	3.5%
March 31, 2012	77.6%	18.0%	4.4%

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

Assets are not allocated to our SCS segment, as our SCS operations provide truckload freight services to our customers through arrangements with third party carriers who utilize their own equipment.  Assets are not allocated to our Intermodal segment, as our Intermodal containers are utilized under operating leases with a railroad, which are not capitalized.  To the extent our Intermodal operations require the use of Company-owned tractors or trailers, they are obtained from our Trucking segment on an as-needed basis.  Accordingly, we allocate all of our assets to our Trucking segment.  However, depreciation and amortization expense is allocated to our SCS and Intermodal segments based on the various assets specifically utilized to generate revenue.  All intercompany transactions between segments are consummated at rates similar to those negotiated with independent third parties.  All other expenses are allocated to our SCS and Intermodal segments based on headcount and specifically identifiable direct costs, as appropriate.

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:	(in thousands)
	Revenue
	Three Months Ended
	March 31,
	2013	2012
Base revenue
Trucking	$79,803	$75,937
SCS	23,043	22,318
Intermodal	3,744	4,406
Eliminations	(1,703)	(4,838)
Total base revenue	104,887	97,823
Fuel surcharge revenue
Trucking	22,225	21,031
SCS	4,320	4,026
Intermodal	1,057	1,302
Eliminations	(462)	(509)
Total fuel surcharge revenue	27,140	25,850
Total revenue	$132,027	$123,673

A summary of operating (loss) income by reportable segments is as follows:	(in thousands)
	Operating (loss) income
	Three Months Ended
	March 31,
	2013	2012
Operating (loss) income
Trucking	$(3,978)	$(7,956)
SCS	1,282	1,544
Intermodal	(131)	(224)
Operating loss	$(2,827)	$(6,636)

A summary of assets by reportable segments is as follows:	(in thousands)
	Total Assets
	March 31,	December 31,
	2013	2012
Total Assets
Trucking	$226,194	$218,145
Corporate and Other	115,104	113,349
Total Assets	$341,298	$331,494

A summary of amortization and depreciation by reportable segments is as follows:	(in thousands)
	Depreciation and Amortization
	Three Months Ended
	March 31,
	2013	2012
Depreciation and Amortization
Trucking	$10,254	$10,407
SCS	30	27
Intermodal	49	93
Corporate and Other	582	630
Total Depreciation and Amortization	$10,915	$11,157

NOTE 5 – LEASE RECEIVABLES

  During the fourth quarter of 2012, the Company began entering into lease-purchase agreements with certain of its drivers to allow them the opportunity to purchase a Company-owned tractor while concurrently becoming an independent contractor.  At March 31, 2013, the Company had entered into 20 such agreements and had approximately $1.1 million included in Other Accounts Receivable in the accompanying Consolidated Balance Sheet.  The Company believes these receivables are adequately collateralized; however, it has recorded an allowance for uncollectability in the approximate amount of $31,000 to cover any expenses it would incur in the event of a default.

NOTE 6 – NOTE RECEIVABLE

  During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in 2015.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and records this gain into earnings as payments on the note receivable are received.  During the three month periods ended March 31, 2013 and March 31, 2012, the Company recognized approximately $1,770 and approximately $1,650, respectively, of this gain.  The Company believes the note receivable balance at March 31, 2013, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

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

  In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at March 31, 2013.

  We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At March 31, 2013, we determined that no impairment of value existed.

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

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:
	(in thousands)
	March 31,	December 31,
	2013	2012
Salaries, wages and employee benefits	$4,333	$3,779
Other (1)	4,968	3,931
Total accrued expenses	$9,301	$7,710

(1)	As of March 31, 2013 and December 31, 2012, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 10 – NOTE PAYABLE

On October 11, 2012, the Company entered into an unsecured note payable of $1.8 million.  The note, which is scheduled to mature on September 1, 2013, is payable in monthly installments of principal and interest of approximately $0.2 million and bears interest at 1.8%.  The balance of the note payable at March 31, 2013 was $0.9 million. The note is being used to finance a portion of the Company’s annual insurance premiums and is payable to a third party other than the insurance company.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:
(in thousands)
	March 31,	December 31,
	2013	2012
Revolving credit agreement (1)	$88,000	$83,513
Capitalized lease obligations and other long-term debt (2)	56,404	53,420
	144,404	136,933
Less current maturities	(14,399)	(14,403)
Long-term debt and capital leases, less current maturities	$130,005	$122,530

(1)
On August 24, 2012, we entered into a $125.0 million revolving credit agreement (the “Revolver”) with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank, as Syndication Agent.  The Revolver, which expires in 2017, is secured by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds from the Revolver were used to pay off the outstanding balance of our credit agreement with a different lender.  Proceeds were also used to fund certain fees and expenses associated with the Revolver and will be used to finance working capital, capital expenditures and for general corporate purposes.

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.75 million) and an annual capital expenditure limit ($71.0 million effective January 1, 2013, with increases thereafter). If a collateral cushion, referred to as suppressed availability, of at least $30.0 million in excess of the maximum facility size is not maintained, the advance rate on eligible revenue equipment is reduced by 5.0% and the value attributable to eligible revenue equipment starts to decline in monthly increments. The Revolver contains a total capital expenditure limitation. The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin. The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%. The Base Rate at March 31, 2013 was 1.5%. The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period. Most borrowings are expected to be based on the LIBOR rate option. The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at March 31, 2013 it was 2.5%.

The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated. The Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions and share repurchases. At March 31, 2013, the Company was in compliance with all of the covenants of the Revolver.

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended March 31, 2013, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We paid a $1.5 million closing fee.  In addition, the Company is required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through March 31, 2013, the unused fee was at Level II.

Level	Average Used Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	< $60,000,000	0.500%

The interest rate on our overnight borrowings under the Revolver at March 31, 2013 was 4.8%.  The interest rate including all borrowings made under the Revolver at March 31, 2013 was 2.9%.  The weighted average interest rate on the Company’s borrowings under the agreement for the three months ended March 31, 2013 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at March 31, 2013, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $164.2 million at March 31, 2013, and all billed and unbilled accounts receivable.  As the Company reprices its debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At March 31, 2013, the Company had outstanding $3.0 million in letters of credit and had approximately $15.2 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million).

(2)
Capitalized lease obligations in the amount of $55.9 million have various termination dates extending through November 2016 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.0% at March 31, 2013.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

In May 2012, the Company entered into a long-term financing agreement in the amount of approximately $360,000 for the purchase of information technology related hardware.  The agreement, which is scheduld to mature on May 31, 2014, is payable in annual installments of principal and interest of approximtaely $122,000 due on May 31, 2013 and 2014, and bears imputed interest at 3.16%.  The balance of the agreement at March 31, 2013 was approximately $240,000.

In January 2013, the Company entered into a long-term financing agreement in the amount of approximately $295,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on January 31, 2017, is payable in annual installments of principal and interest of approximately $63,000, due on January 31st of each year, and bears imputed interest at 3.05%.  The balance of the agreement at March 31, 2013 was approximately $234,000.

The current maturities of the above financing agreements amount to approximately $174,000.

In April 2013, the Company entered into a long-term financing agreement in the amount of approximately $300,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on March 31, 2018, is payable in monthly installments of principal and interest of approximately $5,600 and bears interest at 4.492%.  The initial monthly payment of this financing agreement is due on May 1, 2013.

NOTE 12 – LEASES AND COMMITMENTS

We lease certain revenue equipment under capital leases with terms of 36, 42 or 45 months.  Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
March 31, 2013	$73,143	$13,191	$59,952
December 31, 2012	$67,788	$16,366	$51,422

We have entered into leases with lenders who participate in the Revolver.  Those leases contain cross-default provisions with the Revolver.  We have also entered into leases with other lenders who do not participate in our Revolver.  Multiple leases with lenders who do not participate in our Revolver generally contain cross-default provisions.

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

As of March 31, 2013, for the remainder of 2013, we had no commitments for purchases of non-revenue equipment and commitments for the purchases of revenue equipment in the amount of approximately $43.8 million, $22.8 million of which is cancelable by us upon 75 days advance written notice.  We anticipate taking delivery of these purchases throughout the remainder of 2013.

NOTE 13 – INCOME TAXES

During the three months ended March 31, 2013 and 2012, our effective tax rates were 31.5% and 35.4%, respectively.    Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result of the per diem program, salaries, wages and employee benefits are slightly lower than they otherwise would be, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2009, 2010, 2011 and 2012 tax years and, in February 2013, we received notice that our 2011 federal tax return is being examined. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through March 31, 2013.

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

The following table sets forth the computation of basic and diluted loss per share:
	(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net loss	$(2,474)	$(4,873)
Denominator:
Denominator for basic loss per share – weighted average shares	10,305	10,300
Effect of dilutive securities:
Employee stock options and restricted stock	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	10,305	10,300
Basic per share	$(0.24)	$(0.47)
Diluted loss per share	$(0.24)	$(0.47)
Weighted average anti-dilutive employee stock options and restricted stock	242	177

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

NOTE 16 – STOCKHOLDER RIGHTS PLAN

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1.A., Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012.   Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

  All such forward-looking statements speak only as of the date of this report.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such information is based.

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

The following tables present the base revenue of our three segments, net of intercompany transactions:
	Trucking
	Three Months Ended
	March 31,
	2013	2012
Base revenue (in thousands)	$79,793	$75,937
Percent of revenue	76.1%	77.6%

	SCS
	Three Months Ended
	March 31,
	2013	2012
Base revenue (in thousands)	$21,459	$17,595
Percent of revenue	20.5%	18.0%

	Intermodal
	Three Months Ended
	March 31,
	2013	2012
Base revenue (in thousands)	$3,635	$4,291
Percent of revenue	3.5%	4.4%

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

Trucking.  Trucking includes the following primary service offerings provided to our customers:

•
Truckload.  Our Truckload service offering provides truckload freight services as a medium-haul common carrier.  We have provided Truckload services since our inception and we derive the largest portion of our revenue from these services.

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

Results of Operations

Executive Overview

Financial Results

  Base revenue of $104.9 million for the quarter ended March 31, 2013, increased 7.2 % from $97.8 million for the same quarter of 2012.  We incurred a net loss of $2.5 million ($0.24 per share) for the quarter ended March 31, 2013, compared to a net loss of $4.9 million ($0.47 per share) for the same quarter of 2012.

Operating Environment

  Base revenue improved by 7.2% and operating costs were held to an increase of 3.5%, thus improving operating margin by over 400 basis points.  Our operational execution continues to improve, helping us overcome difficult weather conditions across our operating areas and fewer business days due to leap year and an early Easter.  We are pleased with our progress, and our top priority is returning to profitability as quickly as possible and restoring shareholder value.

Asset-Based Trucking Operations

  Our Trucking segment led the way with a 50.0% improvement in operating results on revenue growth of 5.1% while expenses grew at 1.0%, yielding a 550 basis point improvement.

  The yield management initiatives we began implementing during 2012 are gradually improving our freight network.  Our loaded length-of-haul increased by 11.8%, and our rate per total mile simultaneously improved by 2.7%.  Operationally, we executed better, improving miles per seated truck per week by 2.7%, as we continue to focus on asset productivity.

  Most costs associated with our Trucking segment were lower due to a variety of cost control initiatives, including efforts to reduce driver turnover which improved by 22.6 percentage points year over year.  We believe significant opportunities exist to remove costs from our operations.  Those opportunities are in the areas of equipment operating costs, fuel consumption and safety (in fact, most of the year-over-year increase in insurance and claims dollars was the result of a single claim occurring on the final working day of the quarter).  We are conducting a broad assessment of our processes in those three areas, among others, and are designing and deploying initiatives that we believe will unlock the earnings leverage in our Trucking model.

Non-Asset Based Operations

  Our SCS segment produced operating income of $1.3 million, and experienced 22.0% base revenue growth, when compared to the same quarter of the prior year.  However, less favorable conditions in the marketplace,  particularly among seasonal spring shippers, led to slightly compressed gross margins (14.1% vs. 14.4%).  Operating margins were further eroded due to an expanded infrastructure to facilitate long-term growth, and we experienced elevated bad debt expense during the quarter.  Intermodal experienced better year-over-year results, but remained immaterial to our overall financial results.

Balance Sheet and Liquidity

  We believe our balance sheet and sources of liquidity remain adequate to support our operating needs for the foreseeable future.  At March 31, 2013, our outstanding debt, less cash, represented 57.5% of our total capitalization, compared to 48.9% at March 31, 2012.  At March 31, 2013, we were in compliance with our five-year $125.0 million revolving credit facility and had approximately $15.2 million of available borrowing capacity (net of the minimum availability we are required to maintain of approximately $18.8 million).  For the three months ended March 31, 2013, we incurred net capital expenditures of approximately $11.0 million.  Our 2013 operating plan anticipates capital expenditures, net of proceeds on sale of assets, of approximately $36.3 million for the remainder of the year.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Results of Operations – Combined Services

  Total base revenue increased 7.2% to $104.9 million for the quarter ended March 31, 2013 from $97.8 million for the same quarter of 2012.  We reported a net loss of $2.5 million ($0.24 per share) for the quarter ended March 31, 2013, compared to a net loss of $4.9 million ($0.47 per share) for the comparable prior year period.

  Our effective tax rate was 31.5% for the quarter ended March 31, 2013, compared to 35.4% for the same quarter of 2012.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.
	Three Months Ended
	March 31,
	2013	2012
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	41.4	43.8
Depreciation and amortization	13.6	14.5
Operations and maintenance	13.9	13.5
Fuel and fuel taxes	16.7	17.8
Purchased transportation	6.3	7.0
Insurance and claims	6.7	6.3
Operating taxes and licenses	1.2	1.8
Communications and utilities	1.2	1.2
Gain on disposal of revenue equipment, net	(0.5)	(0.7)
Other	4.5	5.3
Total operating expenses and costs	105.0	110.5
Operating loss	(5.0)%	(10.5)%

Key Operating Statistics:
	Three Months Ended March 31,
	2013	2012
Operating loss (in thousands) (1)	$(3,978)	$(7,956)
Operating ratio (2)	105.0%	110.5%
Total miles (in thousands) (3)	54,618	53,360
Empty mile factor (4)	11.0%	11.8%
Base Trucking revenue per loaded mile	$1.642	$1.613
Average number of tractors in service (5)	2,206	2,230
Unseated tractor percentage	4.1%	5.9%
Average number of seated tractor (6)	2,116	2,099
Average miles per seated tractor per week	2,008	1,955
Base Trucking revenue per seated tractor per week	$2,933	$2,783
Average loaded miles per trip	589	527

(1)	Operating loss is calculated by deducting total operating expenses from total revenues.
(2)	Operating ratio is calculated by dividing total operating expenses, net of fuel surcharge, by base revenue.
(3)	Total miles include both loaded and empty miles.
(4)	The empty mile factor is the number of miles traveled for which we are not typically compensated by any customer as a percent of total miles traveled.
(5)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.
(6)	Seated tractors are those occupied by drivers.

Our base Trucking revenue increased 5.1% from $75.9 million to $79.8 million and our operating loss decreased 50.0% from ($8.0 million) to ($3.9 million).  The increased revenue was a result of 5.4% more base revenue per seated tractor per week, which was driven by a 2.7% improvement in miles per seated tractor per week and a 2.7% increase in base Trucking revenue per mile.  Our yield management initiative implemented during the first quarter of 2013 has resulted in a 62-mile, or 11.8%, increase in our average loaded length-of-haul, which helped us improve operational efficiency.  Longer lengths-of-haul, within a regional model, typically require less time in metropolitan areas and at loading and unloading docks, and more time on the road generating revenue.

Overall, our operating ratio improved by 5.5 percentage points of base revenue to 105.0% from 110.5% as a result of the following factors:

•
Salaries, wages and employee benefits expense decreased by 2.4 percentage points of base Trucking revenue.  The improvement was primarily the result of our improved base revenue per mile and miles per seated tractor per week and, to a lesser extent, the result of a 13.1% decrease in our non-driver employee headcount as we work to improve process efficiency throughout our Trucking segment and our tractor-to-non-driver employee ratio.  Those improvements were offset by an increase in our driver employee compensation per mile, which we attribute to a highly competitive environment for hiring and retaining qualified drivers in the truckload industry.

•
Depreciation and amortization expense decreased by 0.9 percentage points of base Trucking revenue.  The decrease was primarily the result of our improved base revenue per mile and miles per seated tractor per week.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased by 0.4 percentage points.  The increase was primarily due to an increase in maintenance costs on our tractors and trailers.  Our average tractor fleet age has increased from 27.9 months to 30.8 months, and our average trailer fleet has increased from 73.5 months to 77.0 months.  The year-over-year increase in the average age resulted in higher operating costs and lower warranty recovery.

•
Fuel and fuel taxes expense decreased 1.1 percentage points of base Trucking revenue.  The decrease was primarily due to the increase in our base Trucking revenue per mile. Additionally, our fuel price per gallon, net of fuel surcharge revenue, was 5.4% lower due to improved fuel surcharge recoveries and lower market prices for fuel.  Market pricing for fuel is volatile and we expect this expense to fluctuate accordingly in future periods.  To help us offset those fluctuations, we are implementing internal initiatives that we anticipate will reduce our fuel consumption through various fuel economy initiatives and a concentrated effort to reduce our empty and out-of-route miles.

•
Purchased transportation expense, which is comprised of independent contractor compensation and fees paid to Mexican carriers, decreased by 0.7 percentage points of base Trucking revenue.  The decrease is primarily the result of a decrease in the fees paid to independent contractors due to the lower fuel prices (we pay our independent contractors 100% of the fuel surcharge associated with the trips they haul).

•
Other expenses decreased 0.8 percentage points of base Trucking revenue primarily as a result of lower driver recruiting expenses, and to a lesser extent, our improved base revenue per mile and miles per seated tractor per week.  During 2012, we reengineered our driver recruiting process, which we believe will reduce costs and improve efficiency.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS segment for the periods indicated:
	(in thousands, except gross margin)
	Three Months Ended March 31,
	2013	2012
Total SCS revenue (1)	$27,363	$26,344
Intercompany revenue	(2,015)	(5,192)
Net revenue	$25,348	$21,152

Operating income	$1,282	$1,544
Gross margin (2)	14.1%	14.4%

(1)	Includes fuel surcharge revenue.

(2)	Gross margin is calculated by taking total SCS revenue less purchased transportation and dividing that amount by total SCS revenue. This calculation includes intercompany revenue and expenses.

SCS net revenue increased 19.8% to $25.3 million from $21.2 million, while operating income decreased 17.0% to $1.3 million from $1.5 million.  The decrease in operating income was partially a result of greater purchased transportation cost.  Conditions in the marketplace were less favorable, which required us to pay more for transportation services relative to the price paid by our customers.  We also incurred $0.2 million of expense related to accounts receivable deemed uncollectible.

Results of Operations – Intermodal Operations

The following table sets forth certain information relating to our Intermodal operating segment for the periods indicated:
	(in thousands, except gross margin)
	Three Months Ended March 31,
	2013	2012
Total Intermodal revenue (1)	$4,801	$5,708
Intercompany revenue	(140)	(155)
Net revenue	$4,661	$5,553

Operating loss	$(131)	$(224)
Gross margin (2)	14.0%	21.5%

(1)	Includes fuel surcharge revenue.

(2)
Gross margin is calculated by taking total Intermodal revenue less purchased transportation and dividing that amount by total Intermodal revenue.  This calculation includes intercompany revenue and expenses.

Total net revenue from our Intermodal operating segment decreased 16.0% to $4.7 million from $5.6 million.  During the fourth quarter of 2012, we began transitioning our Intermodal operating model from an asset-based model using 500 containers leased from a railroad to an asset-light model using our own trailers and containers owned by various railroads.  That transition was completed late in the first quarter 2013.  While revenue decreased, we reduced our operating loss 41.8% from $0.22 million to $0.13 million by reducing our operating costs by 17.0% as we migrated to the new model.  We are focused on revenue growth now that the transition to the new model is complete.

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

Liquidity and Capital Resources

On August 24, 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent and PNC Bank, as Syndication Agent.  The Revolver, which expires in 2017, is secured by substantially all of our assets, and can be expanded up to $175.0 million, subject to customary conditions and lender participation.  Proceeds received under the Revolver were used, in part, to repay the approximately $75.9 million then outstanding under a credit agreement with a different lender.

During the first quarter of 2013, the maximum amount borrowed under the Revolver, including letters of credit, reached approximately 74.0% of the total amount available at its highest point.  We ended the quarter with outstanding borrowings, including letters of credit, equal to approximately 72.8% of the total amount available under the Revolver.  The maximum amount borrowed and the percentage of the amount available excluded the accordion feature.  In January 2013, the Company’s Board of Directors authorized the use of up to $45.0 million in new capital leases under existing facilities through 2013, and at March 31, 2013, we had approximately $34.7 million of availability.  At March 31, 2013, we had approximately $15.2 million available under our Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million). Our balance sheet debt, less cash, represents 57.5% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 38.5% of our total debt and carry an average fixed rate of 2.2%.  Not only does that provide us with a natural hedge against recent London Interbank Offered Rate (“LIBOR”) volatility, but it has also freed up availability on our Revolver.  We produced $2.5 million in free cash flow (cash flow from operations less cash used in investing activities) during the first quarter of 2013, which was approximately $3.9 million less than the same period in 2012.

      The nature of our business requires significant investments in new revenue equipment. We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Revolver, and capital lease purchase arrangements. We have historically met our working capital needs with cash flows from operations and with borrowings under financing arrangements. We use these financing arrangements, in addition to our Revolver, to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.

       During the three months ended March 31, 2013, we incurred net capital expenditures of approximately $11.0 million, which included $10.8 million for the purchase of revenue equipment and $0.2 million for facility expansions and other expenditures.  We expect our net capital expenditures for the remainder of 2013 will be approximately $36.3 million.

Management is not aware of any known trends or uncertainties that would cause a significant change in our sources of liquidity.  We expect our principal sources of capital to be sufficient to finance our operations, annual debt maturities, lease commitments, letter of credit commitments, stock repurchases and capital expenditures over the next twelve months.  There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to us, especially in light of our continuing net losses.

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

Cash Flows
	(in thousands)
	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$3,167	$970
Net cash used in (provided by) investing activities	(638)	5,477
Net cash used in financing activities	(3,959)	(4,801)

Cash generated from operations increased $2.2 million during the first three months of 2013 as compared to the same time period of 2012, primarily due to the net effect of the following factors:

•	Net loss was reduced by $2.4 million primarily due to improved operational performance.

•	A decrease of $1.1 million in our deferred tax benefit.

•
A $2.7 million decrease in cash resulted from an increase in accounts receivable.  The increase in accounts receivables resulted from an $8.4 million increase in freight revenue.  This increase was partially offset by a decline in Days Sales Outstanding.  In addition, other receivables increased $1.1 million due to an expansion of our internal tractor lease-purchase program.

•	A $1.6 million decrease in cash used in our inventories, prepaid and other current assets primarily due to the timing of revenue equipment purchases.

•	A $5.1 million increase in cash used in trade accounts payable and accrued expenses primarily due to the timing of revenue equipment purchases.

For the three months ended March 31, 2013, net cash used in investing activities was $0.6 million, compared to $5.5 million of cash provided for the same period of 2012. The $6.1 million increase in cash used in investing activities primarily resulted from an increase in purchases of property and equipment. Cash used to purchase property and equipment increased $2.5 million during the first three months of 2013 as compared to the same period of 2012. This increase was primarily due to the number of tractors we purchased; through the first three months of 2013, we purchased 150 tractors and 125 trailers compared to 65 tractors and zero trailers for the comparable prior year period. In addition to the increase in purchases, we experienced a $3.7 million decline in the proceeds from the number of units sold.

   Cash used in financing activities decreased $0.8 million during the first quarter of 2013 as compared to the same time period in 2012. The primary reason for the decrease in cash provided was due to cash used for the principal payment on capitalized lease obligations. The decrease in payments was due to the expiration of various leases for revenue equipment. During the first quarter of 2013, we paid $4.5 million in terminal rental adjustments, which allows us to buy the equipment associated with the lease as compared to $8.3 million during the first quarter of 2012. The reduction in payments related to capitalized lease obligations was partially offset by a decrease in net borrowing on our credit facility. We borrowed a net amount on our credit facility of $4.4 million in 2013 compared to $6.7 million in net borrowings in 2012.

Debt

On August 24, 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank, as Syndication Agent.  The Revolver, which expires in 2017, is secured by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds from the Revolver were used to pay off the outstanding balance of our credit agreement with a different lender.  Proceeds were also used to fund certain fees and expenses associated with the Revolver and will be used to finance working capital, capital expenditures and for general corporate purposes.

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.75 million) and an annual capital expenditure limit ($71.0 million in 2013 and increases thereafter).  If a collateral cushion, referred to as suppressed availability, of at least $30.0 million in excess of the maximum facility size is not maintained, the advance rate on eligible revenue equipment is reduced by 5.0%, and the value attributable to eligible revenue equipment starts to decline in monthly increments.  The Revolver contains a total capital expenditure limitation.  The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at December 31, 2012 was 1.5%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at March 31, 2013 it was 2.5%.

The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated.  Although there are no negative covenants relating to financial ratios or minimum balance sheet requirements, the Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions and share repurchases.  At March 31, 2013, the Company was in compliance with all of the covenants of the Revolver.

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended March 31, 2013, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

    We paid a $1.5 million closing fee.  In addition, we are required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through March 31, 2013, the unused fee was at Level II.

Level	Average Used Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	< $60,000,000	0.500%

The interest rate on our overnight borrowings under the Revolver at March 31, 2013 was 4.8%.  The interest rate including all borrowings made under the Revolver at March 31, 2013 was 2.9%.  The weighted average interest rate on our borrowings under the agreements for the year ended March 31, 2013 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at March 31, 2013, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $164.2 million at March 31, 2013, and all billed and unbilled accounts receivable.  As we reprice our debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At March 31, 2013, we had outstanding $3.0 million in letters of credit and had approximately $15.2 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million).

Equity

At March 31, 2013, we had stockholders’ equity of $106.9 million and total debt including current maturities of $145.3 million, resulting in a total debt, less cash, to total capitalization ratio of 57.5% compared to 55.1% at December 31, 2012.

Purchases and Commitments

We have updated our capital expenditures forecast and as of March 31, 2013, we anticipate purchases of property and equipment to exceed proceeds from the sale of property and equipment by approximately $36.3 million for the remainder of 2013.  We may change the amount of the capital expenditures based on operating performance.  Should we further decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.

We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the three months ended March 31, 2013, we incurred net capital expenditures of approximately $11.0 million, which included approximately $0.5 million for facility expansions and other expenditures.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns, and from net operating loss carry forwards.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at March 31, 2013, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the three months ended March 31, 2013, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

•
Prepaid tires.  Commencing when replacement tires, including recaps, are placed into service, we account for them as prepaid expenses and amortize their cost over varying time periods, ranging from 18 to 30 months depending on the type of tire.

•
Impairment of long-lived assets. We review our long-lived assets for impairment in accordance with Topic ASC 360, Property, Plant and Equipment.  This authoritative guidance provides that whenever there are certain significant events or changes in circumstances, the value of long-lived assets or groups of assets must be tested to determine if their value can be recovered from their future cash flows.  In the event that undiscounted cash flows expected to be generated by the asset are less than the carrying amount, the asset or group of assets must be evaluated to determine if an impairment of value exists.  Impairment exists if the carrying value of the asset exceeds its fair value.

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at March 31, 2013.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At March 31, 2013, we determined that no impairment of value existed.

We periodically reevaluate these policies as circumstances dictate.  Together these factors may significantly impact our consolidated results of operations, financial position and cash flow from period to period.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

ITEM 1A.   RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2012, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe there have been any material changes in these risks during the three months ended March 31, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

    None.

(b) Use of proceeds from registered sales of securities.

    None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2009, our Board of Directors approved the repurchase of up to 2,000,000 shares of our Common Stock which expired on October 21, 2012.  Subject to applicable timing and other legal requirements, repurchases could have been made on the open market or in privately negotiated transactions on terms approved by our Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under our employee benefit plans.  During the three months ended March 31, 2013, we did not repurchase any shares of our Common Stock.  Currently, we do not have an approved repurchase authorization.  We are currently restricted from purchasing shares without the consent of lenders under our Revolver.

We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
  (a)
3.1	#	Restated and Amended Certificate of Incorporation of the Company as currently in effect.
3.2		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
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

3.7
Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2012).

4.1		Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.2	#	Restated and Amended Certificate of Incorporation of the Company as currently in effect.
4.3		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
4.4
Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

4.5		Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Form 8-A/A).
4.6		Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).
4.7
Certificate of Amendment to Certificate of Incorporation of the Company filed May 3, 2006 (incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012).

4.8
Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed.  The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.9
Rights Agreement, dated November 12, 2012, by and between the Company and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2012).

10.1	#	Employment Agreement dated February 11, 2013, by and between the Company and John M. Simone.
10.2	#	Management Bonus Plan.
10.3	#	Form of Restricted Stock Award Agreement.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”
#		Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	May 8, 2013	By:	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

INDEX TO EXHIBITS
 USA TRUCK, INC.
Exhibit Number		Exhibit
3.1	#	Restated and Amended Certificate of Incorporation of the Company as currently in effect.
3.2		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
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

3.7
Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2012).

4.1		Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.2	#	Restated and Amended Certificate of Incorporation of the Company as currently in effect.
4.3		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
4.4
Certificate of Amendment to Certificate of Incorporation of the Company filed March 17, 1992 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Form S-1 filed with the Securities and Exchange Commission on March 19, 1992).

4.5		Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Form 8-A/A).
4.6		Certificate of Amendment to Certificate of Incorporation of the Company filed May 13, 1994 (incorporated by reference to Exhibit 6 to the Form 8-A/A).
4.7
Certificate of Amendment to Certificate of Incorporation of the Company filed May 3, 2006 (incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012).

4.8
Instruments with respect to long-term debt not exceeding 10.0% of the total assets of the Company have not been filed.  The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.9
Rights Agreement, dated November 12, 2012, by and between the Company and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2012).

10.1	#	Employment Agreement dated February 11, 2013, by and between the Company and John M. Simone.
10.2	#	Management Bonus Plan.
10.3	#	Form of Restricted Stock Award Agreement.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”
#		Filed herewith.