Form 10-Q
period 2013-08-12
USA TRUCK INC
filed 2013-08-14
CIK 883945

                         UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                     Form 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer _____        Accelerated Filer _____      Non-Accelerated Filer _____     Smaller Reporting Company     X
  (Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No    X

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of August 2, 2013 is 10,544,106.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(UNAUDITED)
	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$867	$1,742
Accounts receivable:
Trade, less allowance for doubtful accounts of $333 in 2013 and $423 in 2012	65,287	64,491
Other	3,558	2,089
Inventories	1,324	1,790
Prepaid expenses and other current assets	16,267	15,415
Total current assets	87,303	85,527
Property and equipment:
Land and structures	31,512	31,478
Revenue equipment	373,392	362,007
Service, office and other equipment	15,583	14,770
Property and equipment, at cost	420,487	408,255
Accumulated depreciation and amortization	(172,826)	(164,641)
Property and equipment, net	247,661	243,614
Note receivable	1,966	1,979
Other assets	355	374
Total assets	$337,285	$331,494
Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$2,096	$5,150
Trade accounts payable	26,352	22,484
Current portion of insurance and claims accruals	9,166	6,915
Accrued expenses	8,482	7,710
Note payable	453	1,352
Current maturities of long-term debt and capital leases	15,835	14,403
Deferred income taxes	645	1,304
Total current liabilities	63,029	59,318
Deferred gain	662	646
Long-term debt and capital leases, less current maturities	129,659	122,530
Deferred income taxes	34,634	35,953
Insurance and claims accruals, less current portion	3,699	3,617
Commitments and contingencies	--	--
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Preferred Share Purchase Rights, $0.01 par value; 150,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,899,821 shares in 2013 and 11,770,265 shares in 2012	119	118
Additional paid-in capital	65,331	65,259
Retained earnings	61,895	65,767
Less treasury stock, at cost (1,355,715 shares in 2013 and 1,337,568 shares in 2012)	(21,743)	(21,714)
Total stockholders’ equity	105,602	109,430
Total liabilities and stockholders’ equity	$337,285	$331,494

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:
Trucking revenue	$81,434	$71,846	$161,227	$147,782
Strategic Capacity Solutions revenue	30,028	31,674	55,123	53,560
Base revenue	111,462	103,520	216,350	201,342
Fuel surcharge revenue	28,276	26,049	55,416	51,900
Total revenue	139,738	129,569	271,766	253,242

Operating expenses and costs:
Purchased transportation	35,730	35,275	66,208	62,253
Salaries, wages and employee benefits	34,663	34,717	70,230	70,230
Fuel and fuel taxes	33,017	30,567	68,613	65,336
Operations and maintenance	13,649	10,579	25,157	21,510
Depreciation and amortization	10,852	11,178	21,767	22,335
Insurance and claims	7,024	5,381	12,413	10,264
Operating taxes and licenses	1,696	1,389	2,704	2,896
Communications and utilities	984	1,057	2,069	2,079
Gain on disposal of assets, net	(429)	(724)	(819)	(1,266)
Other	3,497	4,479	7,195	8,570
Total operating expenses and costs	140,683	133,898	275,537	264,207
Operating loss	(945)	(4,329)	(3,771)	(10,965)

Other expenses (income):
Interest expense	947	1,023	1,784	2,009
Other, net	(46)	(48)	(99)	(123)
Total other expenses, net	901	975	1,685	1,886
Loss before income taxes	(1,846)	(5,304)	(5,456)	(12,851)
Income tax benefit	(448)	(1,818)	(1,584)	(4,492)

Net loss and Comprehensive loss	$(1,398)	$(3,486)	$(3,872)	$(8,359)

Net loss per share information:
Average shares outstanding (Basic)	10,293	10,304	10,299	10,302
Basic loss per share	$(0.14)	$(0.34)	$(0.38)	$(0.81)

Average shares outstanding (Diluted)	10,293	10,304	10,299	10,302
Diluted loss per share	$(0.14)	$(0.34)	$(0.38)	$(0.81)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2012	11,770	$118	$65,259	$65,767	$(21,714)	$109,430
Transfer of stock into (out of) Treasury Stock	--	--	29	--	(29)	--
Stock-based compensation	--	--	44	--	--	44
Restricted stock award grant	149	1	(1)	--	--	--
Forfeited restricted stock	(19)	--	--	--	--	--
Net loss	--	--	--	(3,872)	--	(3,872)
Balance at June 30, 2013	11,900	$119	$65,331	$61,895	$(21,743)	$105,602

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net loss	$(3,872)	$(8,359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,767	22,335
Provision for doubtful accounts	(90)	127
Deferred income taxes	(1,978)	(4,492)
Stock-based compensation	44	86
Gain on disposal of assets, net	(819)	(1,266)
Deferred gain	16	(4)
Changes in operating assets and liabilities:
Accounts receivable	(2,175)	(7,162)
Inventories and prepaid expenses	(387)	(983)
Trade accounts payable and accrued expenses	3,281	6,490
Insurance and claims accruals	3,045	2,182
Net cash provided by operating activities	18,832	8,954

Investing activities:
Purchases of property and equipment	(7,209)	(7,839)
Proceeds from sale of property and equipment	5,149	11,727
Change in other assets	32	(110)
Net cash (used in) provided by investing activities	(2,028)	3,778

Financing activities
Borrowings under long-term debt	126,956	98,628
Principal payments on long-term debt	(130,147)	(93,528)
Principal payments on capitalized lease obligations	(10,536)	(16,007)
Principal payments on note payable	(899)	(912)
Net (decrease) increase in bank drafts payable	(3,053)	(2,942)
Net cash used in financing activities	(17,679)	(14,761)

Decrease in cash	(875)	(2,029)
Cash:
Beginning of period	1,742	2,659
End of period	$867	$630

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,905	$2,038
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	21,989	16,484
Purchases of revenue equipment included in accounts payable	1,359	7,051
Purchases of fixed assets included in long-term debt	295	233

See notes to consolidated financial statements.

          USA TRUCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          June 30, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTE 3 – STOCK-BASED COMPENSATION

The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,125,000 shares of Common Stock to directors, officers and other key employees.  No options were granted under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of the grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $2.85 to $22.54 as of June 30, 2013.  At June 30, 2013, 549,384 shares were available for granting future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Compensation expense	$15	$27	$30	$38

The table below sets forth the assumptions used to value stock options granted during the periods indicated:

	2013	2012
Dividend yield	0%	0%
Expected volatility	35.6%	29.8 – 64.0%
Risk-free interest rate	1.2%	0.5 – 0.7%
Expected life (in years)	6.25	3.75 – 4.25

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

Information related to option activity for the six months ended June 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	112,151	$12.54
Granted	42,910	4.83
Exercised	--	--		$--
Cancelled/forfeited	(8,892)	5.34
Expired	(20,060)	16.84
Outstanding at June 30, 2013	126,109	$9.74	4.8	$--
Exercisable at June 30, 2013	50,215	$13.72	1.4	$--

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on June 28, 2013 (the last trading day of the quarter), was $6.44.

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

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Compensation expense (credit)	$118	$51	$14	$48

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the six months ended June 30, 2013, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2012	113,458	$10.35
Granted	149,455	5.15
Forfeited	(19,899)	8.23
Vested	(19,435)	4.02
Nonvested shares – June 30, 2013	223,579	$7.61

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

On May 8, 2013, the Executive Compensation Committee of the Company’s Board of Directors granted Restricted Stock Awards (“RSAs”) to each non-employee member of the Company’s Board of Directors.  The awards were part of a change in the Directors’ compensation plan, which included an elimination of Directors’ Board meeting fees.  The value of the RSAs was based on the closing price of the Company’s Common Stock on the NASDAQ Stock Market on May 8, 2013 ($6.00) and a total of 30,830 restricted shares were awarded. The shares were granted from the Company’s 2004 Equity Incentive Plan. The RSAs will vest upon the date of the 2014 Annual Shareholders’ Meeting.

   Information set forth in the following table is related to stock options and restricted stock as of June 30, 2013.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$89	$335
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	1.9	5.6

NOTE 4 – SEGMENT REPORTING

We have three operating segments: Trucking (which consists of our General Freight and Dedicated Freight service offerings), Strategic Capacity Solutions (“SCS”) (which consists entirely of our freight brokerage service offering), and Intermodal (which consists of our rail intermodal service offering).  These three operating segments are disclosed as two reportable segments with SCS and Intermodal being aggregated into one reportable segment.

The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and incur expenses, primarily on a per mile basis.

	Percent of Total Base Revenue
	Trucking	SCS and Intermodal
Three Months Ended
June 30, 2013	73.1%	26.9%
June 30, 2012	69.4%	30.6%
Six Months Ended
June 30, 2013	74.5%	25.5%
June 30, 2012	73.4%	26.6%

Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics for all three operating segments include, for example, revenue per mile and miles per tractor per week. While the operations of our SCS and Intermodal segments typically do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.  Therefore, we have aggregated the reporting of our Intermodal operations with our reporting for SCS operations. Based on Intermodal's relatively small size, and the interrelationship of SCS and Intermodal operations, we determined that separate reporting was not justified.

Assets are not allocated to our SCS or Intermodal segments, as those operations provide truckload freight services to our customers through arrangements with third party carriers who utilize their own equipment.  To the extent our Intermodal operations require the use of Company-owned tractors or trailers, they are obtained from our Trucking segment on an as-needed basis.  Accordingly, we allocate all of our assets to our Trucking segment.  However, depreciation and amortization expense is allocated to our SCS and Intermodal segments based on the various assets specifically utilized to generate revenue.  All intercompany transactions between segments are consummated at rates similar to those negotiated with independent third parties.  All other expenses are allocated to our SCS and Intermodal operating segments based on headcount and specifically identifiable direct costs, as appropriate.

  A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Base revenue
Trucking	$81,441	$71,846	$161,244	$147,782
SCS and Intermodal	31,434	37,974	58,222	64,698
Eliminations	(1,413)	(6,300)	(3,116)	(11,138)
Total base revenue	111,462	103,520	216,350	201,342
Fuel surcharge revenue
Trucking	23,392	20,964	45,615	41,995
SCS and Intermodal	5,260	6,921	10,638	12,250
Eliminations	(376)	(1,836)	(837)	(2,345)
Total fuel surcharge revenue	28,276	26,049	55,416	51,900
Total revenue	$139,738	$129,569	$271,766	$253,242

A summary of operating (loss) income by reportable segments is as follows:

	(in thousands)
	Operating income (loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating (loss) income
Trucking	$(3,108)	$(6,324)	$(7,086)	$(14,275)
SCS and Intermodal	2,163	1,995	3,315	3,310
Operating loss	$(945)	$(4,329)	$(3,771)	$(10,965)

A summary of assets by reportable segments is as follows:

	(in thousands)
	Total Assets
	June 30,	December 31,
	2013	2012
Total Assets
Trucking	$222,518	$218,145
Corporate and Other	114,767	113,349
Total Assets	$337,285	$331,494

A summary of amortization and depreciation by reportable segments is as follows:

	(in thousands)
	Depreciation and Amortization
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Depreciation and Amortization
Trucking	$10,198	$10,466	$20,452	$20,873
SCS and Intermodal	62	134	141	256
Corporate and Other	592	578	1,174	1,206
Total Depreciation and Amortization	$10,852	$11,178	$21,767	$22,335

NOTE 5 – LEASE RECEIVABLES

During the fourth quarter of 2012, the Company began entering into lease-purchase agreements with certain drivers to allow them the opportunity to purchase a Company-owned tractor while concurrently becoming an independent contractor.  At June 30, 2013, the Company had entered into 22 such agreements and had approximately $1.2 million included in Other Accounts Receivable in the accompanying Consolidated Balance Sheet.  The Company believes these receivables are adequately collateralized; however, it has recorded an allowance for uncollectability in the approximate amount of $65,000 to cover any expenses it would incur in the event of a default.

NOTE 6 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in 2015.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  During the three and six month periods ended June 30, 2013, the Company recognized approximately $1,800 and approximately $3,600, respectively, of this gain.  The Company believes that the note receivable balance at June 30, 2013, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

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

In light of the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at June 30, 2013.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At June 30, 2013, we determined that no impairment of value existed.

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

We record claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates or historical claims experience.  The current portion reflects the amounts of claims expected to be paid in the next twelve months.  In making the estimates of ultimate payment amounts and the determinations of the current portion of each claim, we rely on past experience with similar claims, negative or positive developments in the case and similar factors.  We re-evaluate these estimates and determinations each reporting period based on developments that occur and new information that becomes available during the reporting period.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:
	(in thousands)
	June 30,	December 31,
	2013	2012
Salaries, wages and employee benefits	$4,592	$3,779
Other (1)	3,890	3,931
Total accrued expenses	$8,482	$7,710

(1)	As of June 30, 2013 and December 31, 2012, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 10 – NOTE PAYABLE

On October 11, 2012, the Company entered into an unsecured note payable of $1.8 million.  The note, which is scheduled to mature on September 1, 2013, is payable in monthly installments of principal and interest of approximately $0.2 million and bears interest at 1.8%.  The balance of the note payable at June 30, 2013 was $0.5 million. The note is being used to finance a portion of the Company’s annual insurance premiums and is payable to a third party other than the insurance company.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:
(in thousands)
	June 30,	December 31,
	2013	2012
Revolving credit agreement (1)	$80,500	$83,513
Capitalized lease obligations and other long-term debt (2)	64,994	53,420
	145,494	136,933
Less current maturities	(15,835)	(14,403)
Long-term debt and capital leases, less current maturities	$129,659	$122,530

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

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.8 million) and an annual capital expenditure limit ($71.0 million effective January 1, 2013, with increases thereafter).  If a collateral cushion, referred to as suppressed availability, of at least $30.0 million in excess of the maximum facility size is not maintained, the advance rate on eligible revenue equipment is reduced by 5.0% and the value attributable to eligible revenue equipment starts to decline in monthly increments.  The Revolver contains a total capital expenditure limitation.  The Revolver does not contain any financial maintenance covenants.  At June 30, 2013, the Company was in compliance with the terms of the Revolver.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at June 30, 2013 was 1.5%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at June 30, 2013 it was 2.5%.

The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated.  The
Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions and share repurchases.  At June 30, 2013, the Company was in compliance with all of the covenants of the Revolver.

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended June 30, 2013, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We paid a $1.5 million closing fee.  In addition, the Company is required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through June 30, 2013, the unused fee was at Level II.

Level	Average Unused Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	< $60,000,000	0.500%

There were no overnight borrowings under the Revolver at June 30, 2013.  The interest rate including all borrowings made under the Revolver at June 30, 2013 was 2.7%.  The weighted average interest rate on the Company’s borrowings under the agreement for the three months ended June 30, 2013 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at June 30, 2013, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $182.1 million at June 30, 2013, and all billed and unbilled accounts receivable.  As the Company reprices its debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At June 30, 2013, the Company had outstanding $2.7 million in letters of credit and had approximately $23.0 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million).

(2)
Capitalized lease obligations in the amount of $64.6 million have various termination dates extending through January 2017 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.0% at June 30, 2013.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

In May 2012, the Company entered into a long-term financing agreement in the amount of approximately $360,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on May 31, 2014, is payable in annual installments of principal and interest of approximately $122,000, due on May 31, 2013 and 2014, and bears imputed interest at 3.16%.  The balance of the agreement at June 30, 2013 was approximately $119,000.

In January 2013, the Company entered into a long-term financing agreement in the amount of approximately $295,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on January 31, 2017, is payable in annual installments of principal and interest of approximately $63,000, due on January 31st of each year, and bears imputed interest at 3.05%.  The balance of the agreement at June 30, 2013 was approximately $236,000.

In April 2013, the Company entered into a long-term financing agreement in the amount of approximately $300,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on March 31, 2018, is payable in monthly installments of principal and interest of approximately $5,600 and bears interest at 4.492%.  The initial monthly payment of this financing agreement was due on May 1, 2013.  The balance of the agreement on June 30, 2013 was approximately $288,400.

The current maturities of the above financing agreements amount to approximately $175,000.

NOTE 12 – LEASES AND COMMITMENTS

We lease certain revenue equipment under capital leases with terms of 36, 42 or 45 months.  Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
June 30, 2013	$78,745	$15,864	$62,881
December 31, 2012	67,788	16,366	51,422

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

As of June 30, 2013, for the remainder of 2013, we had commitments for the purchases of revenue equipment in the amount of approximately $40.4 million, $17.7 million of which is cancelable by us upon 75 days advance written notice.  We anticipate taking delivery of the revenue equipment throughout the remainder of 2013.

NOTE 13 – CHANGE IN ACCOUNTING ESTIMATE

Effective June 1, 2013, the Company increased the depreciation periods for certain of its owned tractors and reduced the salvage values of those tractors.  The depreciation period for single driver tractors was increased from 45 to 60 months, and the salvage value was reduced from 43% to 30% of the purchase price.  The depreciation period for team tractors was increased from 36 to 48 months, and the salvage value was reduced from 43% to 40% of the purchase price.

The Company believes that these changes more appropriately reflect the current rates of tractor utilization and accordingly will more reasonably report balance sheet values.  This change is being accounted for as a change in estimate which, during the quarter ended June 30, 2013, resulted in a reduction of pre-tax depreciation expense of approximately $0.20 million and approximately $0.13 million ($0.01 per share) on a net of tax basis.

NOTE 14 – INCOME TAXES

During the three months ended June 30, 2013 and 2012, our effective tax rates were 24.3% and 34.3%, respectively.  During the six months ended June 30, 2013 and 2012, our effective tax rates were 29.0% and 35.0%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2009, 2010, 2011 and 2012 tax years and, in February 2013, we received notice that our 2011 federal tax return is being examined.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through June 30, 2013.

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

The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(1,398)	$(3,486)	$(3,872)	$(8,359)
Denominator:
Denominator for basic loss per share – weighted average shares	10,293	10,304	10,299	10,302
Effect of dilutive securities:
Employee stock options and restricted stock	--	--	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	10,293	10,304	10,299	10,302
Basic loss per share	$(0.14)	$(0.34)	$(0.38)	$(0.81)
Diluted loss per share	$(0.14)	$(0.34)	$(0.38)	$(0.81)
Weighted average anti-dilutive employee stock options and restricted stock	168	177	185	175

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

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million.  Blankenship appealed the jury verdict and Court order.  On June 27, 2013, the 8th Circuit Court of Appeals entered an order affirming the jury verdict and attorneys’ fee award in favor of USA Truck.  By order dated July 30, 2013, the 8th Circuit Court of Appeals denied all of Blankenship’s requests for further appellate review, effectively ending the litigation.

NOTE 17 – STOCKHOLDER RIGHTS PLAN

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

Our Business

We operate primarily in the for-hire truckload segment of the trucking industry. Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery. Our three operating segments are classified into two reportable segments: our Trucking operating segment consisting primarily of our Truckload and Dedicated Freight and our Strategic Capacity Solutions (“SCS”) operating segment consisting of our freight brokerage service offering and our rail intermodal service offering. We previously reported each operating segment separately; however, this quarter, based on several factors including the relatively small size of Intermodal and the interrelationship of SCS and Intermodal operations, we aggregated Intermodal with the SCS operating segment.

Substantially all of our base revenue is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.

The following chart describes the base revenue of our two reportable segments.
	Trucking
	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2013	2012	2013	2012
Base revenue (in thousands)	81,434	71,846	161,227	147,782
Percent of revenue	73.1%	69.4%	74.5%	73.4%

	SCS and Intermodal
	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2013	2012	2013	2012
Base revenue (in thousands)	30,028	31,674	55,123	53,560
Percent of revenue	26.9%	30.6%	25.5%	26.6%

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

Trucking.  Trucking includes the following primary service offerings provided to our customers:

•
Truckload.  Our Truckload service offering provides truckload freight services as a medium-haul common carrier.  We have provided Truckload services since our inception, and we derive the largest portion of our revenue from these services.

•
Dedicated Freight.  Our Dedicated Freight service offering is a variation of our Truckload service, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specified times.

Strategic Capacity Solutions.  Our SCS operating segment consists of our freight brokerage service offering and our rail intermodal service offering, both of which match customer shipments with available equipment of authorized carriers and provide services that complement our Trucking operations.  Additionally, our rail intermodal service offering provides our customers cost savings over Truckload with a slightly slower transit speed.  We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation needs.  To date, a majority of the customers of SCS have also engaged us to provide services through one or more of our Trucking service offerings.

Results of Operations

Executive Overview

Base revenue of $111.5 million for the quarter ended June 30, 2013, increased 7.7% from $103.5 million for the same quarter of 2012.  We incurred a net loss of $1.4 million ($0.14 per share) for the quarter ended June 30, 2013, compared to a net loss of $3.5 million ($0.34 per share) for the same quarter of 2012.

Base revenue increased 7.5% to $216.3 million for the six months ended June 30, 2013, from $201.3 million for the same period of 2012.  We incurred a net loss of $3.9 million ($0.38 per share) for the six months ended June 30, 2013, compared to a net loss of $8.4 million ($0.81 per share) for the same period of 2012.

Operating Environment

Operating margins improved by 340 basis points for the six month period ended June 30, 2013 compared to the same period of the prior year.  This improvement was primarily due to a 7.7% base revenue growth across our combined services, while operating costs increased only 3.7% (net of fuel surcharge recoveries).  We reduced our net loss by 59.9%, marking our second consecutive quarter of material year-over-year improvement in operating results.  We believe our turnaround plan gained traction during the June quarter, extending the year-over-year improvements in base revenue, operating income and net loss we achieved during the March quarter.

Asset-Based Trucking Operations

Our Trucking segment continued to lead the turnaround with a 500 basis point improvement in operating margin for the three month period ended June 30, 2013 compared to the same period of the prior year.

Trucking base revenue increased 13.3% year over year on improved asset productivity (miles per seated tractor per week) and more seated tractors.  The improved asset productivity was attributable to better operational execution within a more efficient freight network.  The improved miles combined with several internal initiatives helped us reduce driver turnover by 31.2 percentage points, which enabled us to increase our seated tractor count year over year.

While Trucking base revenue grew by 13.3%, Trucking operating costs increased only by 8.2% (net of fuel surcharge recoveries).  Fixed costs and fuel costs were materially lower year over year due to the execution of several internal initiatives.  Despite those cost improvements, we believe substantial opportunity remains to realize more earnings leverage in our Trucking model in the areas of asset productivity, equipment maintenance, insurance and claims, fuel economy and driver retention.  Internal efforts to improve those costs are at various stages of implementation, and we are taking measures that we anticipate will accelerate the pace of progress.

Non-Asset Based Operations

Despite 5.2% less base revenue, our SCS segment produced 8.4% growth in operating income increasing to $2.2 million in the second quarter of 2013 from $2.0 million in the second quarter of 2012.  SCS has experienced higher operating margins by reducing fixed costs and more effectively leveraging the leaner operating structure. Gross margin decreased to 14.0% from 15.4% in the same quarter a year ago.

Balance Sheet and Liquidity

We believe our balance sheet and sources of liquidity remain adequate to support our operating needs for the foreseeable future.  At June 30, 2013, our outstanding debt, less cash, represented 57.7% of our total capitalization, compared to 55.1% at December 31, 2012.  At June 30, 2013, we had approximately $23.0 million of available borrowing capacity, up from $15.2 million at March 31, 2013 (in each case, net of the $18.8 million minimum availability we are required to maintain).  For the six months ended June 30, 2013, we incurred net capital expenditures of approximately $24.1 million.  Our 2013 operating plan anticipates capital expenditures, net of proceeds on sale of assets, of approximately $23.5 million for the remainder of the year.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Results of Operations – Combined Services

Total base revenue increased 7.7% to $111.5 million for the quarter ended June 30, 2013 from $103.5 million for the same quarter of 2012.  We reported a net loss of $1.4 million ($0.14 per share) for the quarter ended June 30, 2013, compared to a net loss of $3.5 million ($0.34 per share) for the comparable prior year period.

Our effective tax rate was 24.3% for the quarter ended June 30, 2013, compared to 34.3% for the same quarter of 2012.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended
	June 30,
	2013	2012
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	39.7	44.1
Operations and maintenance	16.3	13.5
Depreciation and amortization	13.2	15.4
Fuel and fuel taxes	11.8	13.0
Insurance and claims	8.6	7.4
Purchased transportation	7.3	7.0
Operating taxes and licenses	2.1	1.9
Communications and utilities	1.1	1.3
Gain on disposal of revenue equipment, net	(0.5)	(1.0)
Other	4.2	6.2
Total operating expenses and costs	103.8	108.8
Operating loss	(3.8)%	(8.8)%

Key Operating Statistics:
	Three Months Ended
	June 30,
	2013	2012
Operating loss (in thousands) (1)	$(3,108)	$(6,324)
Operating ratio (2)	103.8%	108.8%
Total miles (in thousands) (3)	56,715	49,594
Empty mile factor	11.8%	10.9%
Base revenue per loaded mile	$1.629	$1.627
Average number of in-service tractors (4)	2,241	2,171
Percentage of in-service tractors unseated	5.6%	11.6%
Average number of seated tractors (5)	2,116	1,919
Average miles per seated tractor per week	2,062	1,988
Base Trucking revenue per seated tractor per week	$2,961	$2,880
Average loaded miles per trip	597	527

(1)	Operating loss is calculated by deducting total operating expenses from total revenues.
(2)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.
(3)	Total miles include both loaded and empty miles.
(4)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.
(5)	Seated tractors are those occupied by drivers.

Our base Trucking revenue increased 13.3% from $71.8 million to $81.4 million and our operating loss was $3.1 million compared to $6.3 million for the same quarter of 2012.  The increase in our base Trucking revenue resulted primarily from our miles per seated tractor per week increasing 3.7% and our average seated tractor count increasing by 10.3%.

Overall, our operating ratio improved by 5.0 percentage points of base revenue to 103.8% from 108.8% as a result of the following factors:

•
Salaries, wages and employee benefits expense decreased by 4.4 percentage points of base Trucking revenue predominately due to lower employee benefit costs resulting from more favorable claims experience, and lower non-driver wages due to a smaller non-driver employee head count.

•
Operations and maintenance expense increased 2.8 percentage points of base Trucking revenue primarily due to a $3.4 million increase in direct repair costs on tractors and trailers, which arose from our more disciplined preventive maintenance program and improved asset utilization that increased associated repairs.  While we expect this expense to remain elevated in the near-term, we believe our equipment maintenance strategy will result in lower long-term direct repair costs.

•
Depreciation and amortization expense decreased by 2.1 percentage points of base Trucking revenue primarily due to 13.3% growth in base Trucking revenue with only a 3.0% increase in Company tractors in-service.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.  We also have a higher percentage of our Company tractors held for sale, and those tractors are no longer being depreciated.

•
Fuel and fuel taxes expense decreased 1.2 percentage points of base Trucking revenue.  The decrease was primarily due to the recovery of a greater percentage of our fuel costs through fuel surcharge revenue programs with our customers.  We experienced higher fuel price discounts relative to market prices for fuel during quarter, and we reduced the number of miles our fleet traveled "out-of-route" for which are not compensated by our customers.  Those factors were partially offset by lower fuel economy on our fleet.  Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Insurance and claims expense increased 1.2 percentage points of base Trucking revenue primarily due to adverse experience on auto liability losses for both new and existing claims.  Our Department of Transportation recordable accident frequencies continue to improve and we would expect insurance and claims expense to decrease over the long term, but they will remain volatile from period-to-period.

•
Reduced gains on the disposal of equipment resulted in 0.5 percentage points greater net cost due to fewer sales of our tractors and trailers and reduced gains per sale.  The market for used trailers remains strong, but we have experienced softness in the used tractor markets during 2013.  If the used equipment market was to soften or we decided to keep our equipment for a longer period of time, gains on disposal of equipment could decrease.

•
Other expenses decreased 2.0 percentage points of base Trucking revenue as a result of decreased driver recruiting and training expenses and 13.3% greater base Trucking revenue. Internal driver retention initiatives and increased miles per seated tractor per week resulted in a 31.2 percentage point decrease in our annualized driver turnover rate.  The reduced turnover rate, 127 fewer unseated trucks and internal recruiting initiatives enabled us to reduce driver recruiting and training costs by $0.5 million.  The market for hiring qualified drivers remains extremely competitive, and we expect long-term costs to increase for recruiting and retention.

Results of Operations – Strategic Capacity Solutions and Intermodal

The following table sets forth certain information relating to our SCS reportable segment for the periods indicated:
	Three Months Ended June 30,
	2013	2012
Total SCS and Intermodal revenue	$36,695	$44,895
Intercompany revenue	(1,781)	(8,136)
Total Net revenue	$34,914	$36,759

Operating income (in thousands)	$2,163	$1,995
Gross margin (1)	14.0%	15.4%

(1)  Gross margin is calculated by taking total revenue less purchased transportation and dividing that amount by total revenue.  This calculation includes intercompany revenue and expenses.

Total net revenue from SCS decreased 5.0% to $34.9 million from $36.8 million, while operating income increased 8.4% to $2.2 million from $2.0 million.

Net revenue in our SCS brokerage service grew 5.0%, but net revenue from our Intermodal service declined by 46.1%.  During the first quarter 2013, we completed a transition in our intermodal service from primarily asset-based to asset light model.  The new variable-cost model with considerably less fixed expenses produced a small operating profit (compared to a loss of $0.5 million in the second quarter of 2012), but does not yet have the necessary volume to drive meaningful profitability.

The increased operating income was due to improved gross margin (14.1% compared to 15.0%) in our SCS brokerage service, to lower fixed operating costs in our SCS brokerage service resulting from our internal efforts to scale back growth plans in SCS brokerage operations due to a softer than expected marketplace operating environment, and to the improved performance in our Intermodal service.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Results of Operations – Combined Services

Total base revenue increased 7.5% to $216.3 million for the six months ended June 30, 2013 from $201.3 million for the same quarter of 2012.  We reported a net loss of $3.9 million ($0.38 per share) for the six months ended June 30, 2013 as compared to a net loss of $8.4 million ($0.81 per share) for the comparable prior year period.

Our effective tax rate was 29.0% for the six months ended June 30, 2013 compared to 35.0% for the same period of 2012.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Six Months Ended
	June 30,
	2013	2012
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	40.5	43.9
Operations and maintenance	15.1	13.5
Fuel and fuel taxes	14.2	15.5
Depreciation and amortization	13.4	14.9
Purchased transportation	6.8	7.0
Insurance and claims	7.6	6.9
Operating taxes and licenses	1.7	1.9
Communications and utilities	1.1	1.3
Gain on disposal of revenue equipment, net	(0.5)	(0.9)
Other	4.5	5.7
Total operating expenses and costs	104.4	109.7
Operating loss	(4.4)%	(9.7)%

Key Operating Statistics:
	Six Months Ended
	June 30,
	2013	2012
Trucking:
Operating loss (in thousands) (1)	$(7,086)	$(14,275)
Operating ratio (2)	104.4%	109.7%
Total miles (in thousands) (3)	111,333	102,953
Empty mile factor	11.4%	11.4%
Base revenue per loaded mile	$1.635	$1.620
Average number of in-service tractors (4)	2,223	2,201
Percentage of in-service tractors unseated	4.9%	8.7%
Average number of seated tractors (5)	2,115	2,009
Average miles per seated tractor per week	2,036	1,971
Base Trucking revenue per seated tractor per week	2,948	2,829
Average loaded miles per trip	593	527

(1)	Operating loss is calculated by deducting total operating expenses from total revenues.
(2)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.
(3)	Total miles include both loaded and empty miles.
(4)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.
(5)	Seated tractors are those occupied by drivers.

Our base Trucking revenue increased 9.1% from $147.8 million to $161.2 million and our Trucking operating loss decreased from $14.3 million to $7.1 million.  The increase in our base Trucking revenue resulted from a 3.3% increase in miles per seated tractor per week, a 5.3% increase in average seated tractors, and a 0.9% increase in base Trucking revenue per total mile.

Our operating ratio improved by 530 percentage points of base revenue to 104.4% from 109.7% as a result of the following factors:

•
Salaries, wages and employee benefits expense decreased by 3.4 percentage points of base revenue primarily due to an 9.1% increase in base Trucking revenue, lower employee benefit and workers compensation costs resulting from more favorable claims experience, and lower non-driver wages.

•
Operations and maintenance expense increased 1.6 percentage points of base Trucking revenue primarily due to a $4.2 million increase in direct repair costs on tractors and trailers, which arose from our more disciplined preventive maintenance program that we believe is pulling cost forward from future periods.  While we expect this expense to remain elevated in the near-term, we believe our equipment maintenance strategy will result in lower long-term direct repair costs.

•
Fuel and fuel taxes expense decreased 1.3 percentage points of base Trucking revenue.  The decrease was primarily due to the recovery of a greater percentage of our fuel costs through fuel surcharge revenue programs with our customers.  We experienced higher fuel price discounts relative to market prices for fuel, and we reduced the number of miles our fleet traveled "out-of-route" for which we are not compensated by our customers.  Those factors were partially offset by lower fuel economy on our fleet.  Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Depreciation and amortization expense decreased by 1.5 percentage points of base Trucking revenue primarily due to 9.1% growth in base Trucking revenue with only a 0.9% increase in Company tractors in-service.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.  We also have a higher percentage of our Company tractors held for sale, and those tractors are no longer being depreciated.

•
Insurance and claims expense increased 0.7 percentage points of base Trucking revenue primarily due to adverse experience on auto liability losses for both new claims and adverse loss developments on existing claims.  Our Department of Transportation recordable accident frequencies continue to improve and we would expect insurance and claims expense to decrease over the long term, but they will remain volatile from period-to-period.  A significant portion of the $2.2 million increase in this expense is associated with a few large claims.

•
Reduced gains on the disposal of equipment, and fewer sales of tractors and trailers, increased our net cost by 0.4 percentage points.  The market for used trailers remains strong, but we have experienced softness in the used tractor markets during 2013.  If the used equipment market was to soften or we decided to keep our equipment for a longer period of time, gains on disposal of equipment could decrease.

•
Other expenses decreased 1.3 percentage points of base Trucking revenue as a result of decreased driver recruiting and training expenses and 9.1% greater base Trucking revenue.  Internal driver retention initiatives and increased miles per seated tractor per week resulted in a 31.2 percentage point decrease in our annualized driver turnover rate.  The reduced turnover rate, 84 fewer unseated trucks and internal recruiting initiatives enabled us to reduce driver recruiting and training costs by $0.9 million.  The market for hiring qualified drivers remains extremely competitive, and we expect long-term costs to increase for recruiting and retention.

Results of Operations – Strategic Capacity Solutions and Intermodal

The following table sets forth certain information relating to our SCS reportable segment for the periods indicated:
	Six Months Ended June 30,
	2013	2012
Total SCS and Intermodal revenue	$68,860	$76,948
Intercompany revenue	(3,935)	(13,483)
Total net revenue	$64,925	$63,465

Operating income (in thousands)	$3,315	$3,310
Gross margin (1)	14.5%	16.0%

(1) Gross margin is calculated by taking total revenue less purchased transportation and dividing that amount by total revenue. This calculation includes intercompany revenue and expenses.

Total net revenue from SCS increased 2.3% to $64.9 million from $63.5 million, while operating income had a slight increase.

Net revenue in our SCS brokerage service grew 11.2%, but net revenue from our Intermodal service declined by 33.0%.  During the first quarter 2013, we completed a transition in our Intermodal service offering from a primarily asset-based to an asset light model.  This new variable-cost model with considerably less fixed expenses produced an operating loss of $0.1 million for the first six months of 2013 compared to an operating loss of $0.8 million during the first six months of 2012.  We believe our Intermodal model is vastly improved, but does not yet have the necessary volume to drive meaningful profitability.

The increased operating income was due to the improved performance in our Intermodal service, revenue growth in our SCS brokerage service, and lower fixed operating costs in our SCS brokerage service resulting from our internal efforts to scale back growth plans in SCS brokerage operations due to a softer than expected marketplace operating environment.

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

During the second quarter of 2013, the maximum amount borrowed under the Revolver, including letters of credit, reached approximately 88.9% of the total amount available at its highest point.  We ended the quarter with outstanding borrowings, including letters of credit, equal to approximately 78.3% of the total amount available under the Revolver.  The maximum amount borrowed and the percentage of the amount available excluded the accordion feature.  In January 2013, the Company’s Board of Directors authorized the use of up to $45.0 million in new capital leases under existing facilities through 2013, and at June 30, 2013, we had approximately $22.1 million of availability.  At June 30, 2013, we had approximately $23.0 million available under our Revolver (net of the $18.8 million minimum availability we are required to maintain).  Our balance sheet debt, less cash, represents 57.6% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 38.5% of our total debt and carry an average fixed rate of 2.2%.  Not only does that provide us with a natural hedge against recent London Interbank Offered Rate (“LIBOR”) volatility, but it has also freed up availability on our Revolver.  We produced $16.3 million in free cash flow (cash flow from operations less cash used in investing activities) during the second quarter of 2013, which was approximately $11.4 million more than the same period in 2012.

  The nature of our business requires significant investments in new revenue equipment.  We have financed new tractor and trailer purchases predominantly with cash flows from operations, the proceeds from sales or trades of used equipment, borrowings under our Revolver and capital lease purchase arrangements.  We have historically met our working capital needs with cash flows from operations and with borrowings under financing arrangements.  We use these financing arrangements to minimize fluctuations in cash flow needs and to provide flexibility in financing revenue equipment purchases.  As discussed above, our ability to replace our Revolver could cause a significant change in our sources of liquidity.  While we have commitments from equipment financing sources outside our Revolver to fund our purchases of tractors and trailers over the next twelve months, we are dependent on our ability to replace our Revolver to provide the capital necessary to finance our operations, annual debt maturities, lease commitments, letter of credit commitments and capital expenditures over the next twelve months.  There can be no assurance, however, that such sources will be sufficient to fund our operations and all expansion plans for the next several years, or that any necessary additional financing and facility renewal will be available, if at all, in amounts required or on terms satisfactory to us.

  During the six months ended June 30, 2013, we incurred net capital expenditures of approximately $24.1 million, which included $23.7 million for the purchase of revenue equipment and $0.4 million for facility expansions and other expenditures.  We expect our net capital expenditures for the remainder of 2013 will be approximately $23.5 million.

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

Cash Flows
	(in thousands)
	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$18,832	$8,954
Net cash (used in) provided by investing activities	(2,028)	3,778
Net cash (used in) financing activities	(17,679)	(14,761)

Cash generated from operations increased $9.9 million in the first half of 2013 as compared to the same period of 2012, primarily due to the net effect of the following factors:

•
A $3.9 million net loss was incurred for the six months ended June 30, 2013 compared to the $8.4 million net loss for the comparable prior year period. This improvement was primarily due to a more robust economy, operational efficiency, and a decrease in the number of unmanned tractors.

•
A $0.6 million decrease in depreciation and amortization due to an overall decrease in our revenue equipment counts.  As of June 30, 2013, we reduced our total tractor count by 117 units as compared to June 30, 2012, but reduced our trailer count by 484 year over year as part of our plan to reduce the number of trailers because of our investment in trailer tracking devices.

•	A $5.0 million increase in cash provided from accounts receivable resulted from increased billing and collection efficiencies.

•	A decrease in the change of our deferred tax liability of approximately $2.5 million was due to a smaller loss incurred during the current year.

•
A $0.4 million decrease in the gain on disposal of revenue equipment, due to a softer used equipment market.  During the first six months of 2013, we sold 112 tractors and 239 trailers as compared to 260 tractors and 216 trailers for the comparable prior year period.

•	A $3.2 million decrease in cash used in trade accounts payable and accrued expenses primarily due to the timing of revenue equipment purchases.

•	The change in insurance and claims increased $0.8 million primarily due to an increase in reserves on some open claims.

For the six months ended June 30, 2013, net cash used by investing activities was $2.0 million, compared to $3.8 million of cash provided during the same period of 2012.  The $5.8 million decrease in cash provided by investing activities primarily resulted from a decrease in proceeds from the sale of property and equipment.  Cash used to purchase property and equipment decreased $0.6 million during the first six months of 2013 as compared to the same period of 2012.  This decrease was primarily due to the number of tractors and trailers purchased.  Through the first six months of 2013, we purchased 201 tractors compared to 215 tractors for the comparable prior year period.  For trailers, we purchased 250 units through the first six months of 2013 compared to 100 during the first six months of 2012.  Proceeds from the sale of equipment decreased $6.6 million primarily due to a decline in the number of units that were sold.  During the first half of 2013, we sold 112 tractors and 239 trailers compared to 260 tractors and 216 trailers during the first half of 2012.

Cash used in financing activities increased $2.9 million for the first half of 2013 compared to the same time period in 2012.  We made net repayments on our Revolver of $3.2 million in 2013 compared to $5.1 million in net borrowings in 2012, resulting in an $8.3 million decrease in net borrowings on our Credit Agreement.  Borrowings during the six month period ended June 30, 2013 increased $28.3 million compared to the comparable period of the prior year, and were primarily related to the purchase of replacement revenue equipment.  Principal payments on long-term debt increased $36.6 million during the six month period ended June 30, 2013 compared to the comparable period of the prior year, primarily due to improved cash flow from operations, as indicated above.  Principal payments on capitalized lease obligations decreased $5.5 million during the first half of 2013 compared to the same period of 2012, primarily due to a reduction in the number of leases reaching the end of their contractual term.

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

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.8 million) and an annual capital expenditure limit ($71.0 million in 2013 and increases thereafter).  If a collateral cushion, referred to as suppressed availability, of at least $30.0 million in excess of the maximum facility size is not maintained, the advance rate on eligible revenue equipment is reduced by 5.0%, and the value attributable to eligible revenue equipment starts to decline in monthly increments.  The Revolver contains a total capital expenditure limitation.  The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at December 31, 2012 was 1.5%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at June 30, 2013 it was 2.5%.

The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated.  Although there are no negative covenants relating to financial ratios or minimum balance sheet requirements, the Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, outside of the ordinary course of business and affiliate transactions and share repurchases.  At June 30, 2013, the Company was in compliance with all of the covenants of the Revolver.

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended June 30, 2013, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We paid a $1.5 million closing fee.  In addition, we are required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through June 30, 2013, the unused fee was at Level II.

Level	Average Unused Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	< $60,000,000	0.500%

The interest rate on our overnight borrowings under the Revolver at June 30, 2013 was 4.8%.  The interest rate including all borrowings made under the Revolver at June 30, 2013 was 2.7%.  The weighted average interest rate on our borrowings under the agreements for the year ended June 30, 2013 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at June 30, 2013, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $182.1 million at June 30, 2013, and all billed and unbilled accounts receivable.  As we reprice our debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At June 30, 2013, we had outstanding $2.7 million in letters of credit and had approximately $23.0 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million).

Equity

At June 30, 2013, we had stockholders’ equity of $105.6 million and total debt including current maturities of $145.9 million, resulting in a total debt, less cash, to total capitalization ratio of 57.7% compared to 55.1% at December 31, 2012.

Purchases and Commitments

As of June 30, 2013, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, is $23.5 million for the remainder of 2013, approximately $22.1 million of which relates to revenue equipment.  We may change the amount of the capital expenditures based on operating performance.  Should we further decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we could use the balance of $1.4 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.

We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the six months ended June 30, 2013, we incurred net capital expenditures of approximately $24.1 million (excluding approximately $1.4 million of revenue equipment that we took possession of during the first six months of 2013 and have not yet funded).  Net capital expenditures during the six months ended June 30, 2013, included $0.4 million for facility expansions and other expenditures.

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

Effective June 1, 2013, the Company increased the depreciation periods for certain of its owned tractors and reduced the salvage values of those tractors. The depreciation period for single driver tractors was increased from 45 to 60 months, and the salvage value was reduced from 43% to 30% of the purchase price. The depreciation period for team tractors was increased from 36 to 48 months, and the salvage value was reduced from 43% to 40% of the purchase price.

The Company believes that these changes more appropriately reflect the current rates of tractor utilization and accordingly will more reasonably report balance sheet values. This change is being accounted for as a change in estimate which, during the quarter ended June 30, 2013, resulted in a reduction of pre-tax depreciation expense of approximately $0.20 million and approximately $0.13 million ($0.01 per share) on a net of tax basis.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns, and from net operating loss carry forwards.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at June 30, 2013, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the six months ended June 30, 2013, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

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

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at June 30, 2013.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets. At June 30, 2013, we determined that no impairment of value existed.

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

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million.  Blankenship appealed the jury verdict and Court order. On June 27, 2013, the 8th Circuit Court of Appeals entered an order affirming the jury verdict and attorneys’ fee award in favor of USA Truck.  By order dated July 30, 2013, the 8th Circuit Court of Appeals denied all of Blankenship’s requests for further appellate review, effectively ending the litigation.

ITEM 1A.   RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2012, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe there have been any material changes in these risks during the six months ended June 30, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

On October 21, 2009, our Board of Directors approved the repurchase of up to 2,000,000 shares of our Common Stock which expired on October 21, 2012.  Subject to applicable timing and other legal requirements, repurchases could have been made on the open market or in privately negotiated transactions on terms approved by our Chairman of the Board or President.  Repurchased shares may be retired or held in treasury for future use for appropriate corporate purposes including issuance in connection with awards under our employee benefit plans.  During the six months ended June 30, 2013, we did not repurchase any shares of our Common Stock.  Currently, we do not have an approved repurchase authorization.  We are currently restricted from purchasing shares without the consent of lenders under our Revolver.

We may reissue repurchased shares under our equity compensation plans or as otherwise directed by the Board of Directors.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)	Exhibits
3.1
Restated and Amended Certificate of Incorporation of the Company as currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended March 31, 2013).

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
4.2
Restated and Amended Certificate of Incorporation of the Company as currently in effect (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report for the quarter ended March 31, 2013).

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

USA Truck, Inc.
(Registrant)

Date:	August 14, 2013	By:	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

INDEX TO EXHIBITS
USA TRUCK, INC.
Exhibit Number		Exhibit
3.1
Restated and Amended Certificate of Incorporation of the Company as currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended March 31, 2013).

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
4.2
Restated and Amended Certificate of Incorporation of the Company as currently in effect (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report for the quarter ended March 31, 2013).

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

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
USA TRUCK, INC.

____________________________________________________________________________________

I, John M. Simone, Principal Executive Officer of USA Truck, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of USA Truck, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2013	By:	/s/ John M. Simone
John M. Simone
Principal Executive Officer

A signed original of this written statement required by Section 302 has been provided to USA Truck, Inc. and will be retained by USA Truck, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
USA TRUCK, INC.

______________________________________________________________________________________

I, Clifton R. Beckham, Principal Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of USA Truck, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2013	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
Principal Financial Officer

A signed original of this written statement required by Section 302 has been provided to USA Truck, Inc. and will be retained by USA Truck, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

_________________________________________________________________________________________________________________________________________________________________________________________________________________________

In connection with this quarterly report on Form 10-Q of USA Truck, Inc. (the “Company”) for the period ended June 30, 2013 (the “Report”), I, John M. Simone, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 14, 2013	By:	/s/ John M. Simone
John M. Simone
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to USA Truck, Inc. and will be retained by USA Truck, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

________________________________________________________________________________________________________________________________________________________________________________________________________________________

In connection with this quarterly report on Form 10-Q of USA Truck, Inc. (the “Company”) for the period ended June 30, 2013 (the “Report”), I, Clifton R. Beckham, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 14, 2013	By:	/s/Clifton R. Beckham
Clifton R. Beckham
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to USA Truck, Inc. and will be retained by USA Truck, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.