Form 10-Q
period 2013-10-16
USA TRUCK INC
filed 2013-10-25
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C.  20549

Form 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of October 11, 2013 is 10,547,851.

PART I – FINANCIAL INFORMATION

USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(UNAUDITED)
	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$8	$1,742
Accounts receivable:
Trade, less allowance for doubtful accounts of $341 in 2013 and $423 in 2012	68,040	64,491
Other	3,627	2,089
Inventories	1,270	1,790
Deferred income taxes	529	--
Prepaid expenses and other current assets	16,195	15,415
Total current assets	89,669	85,527
Property and equipment:
Land and structures	31,501	31,478
Revenue equipment	371,215	362,007
Service, office and other equipment	15,601	14,770
Property and equipment, at cost	418,317	408,255
Accumulated depreciation and amortization	(177,531)	(164,641)
Property and equipment, net	240,786	243,614
Note receivable	1,960	1,979
Other assets	353	374
Total assets	$332,768	$331,494
Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$1,534	$5,150
Trade accounts payable	24,911	22,484
Current portion of insurance and claims accruals	10,674	6,915
Accrued expenses	8,714	7,710
Note payable	--	1,352
Current maturities of long-term debt and capital leases	16,304	14,403
Deferred income taxes	--	1,304
Total current liabilities	62,137	59,318
Deferred gain	644	646
Long-term debt and capital leases, less current maturities	124,594	122,530
Deferred income taxes	35,715	35,953
Insurance and claims accruals, less current portion	4,506	3,617
Commitments and contingencies	--	--
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Preferred Share Purchase Rights, $0.01 par value; 150,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,903,566 shares in 2013 and 11,770,265 shares in 2012	119	118
Additional paid-in capital	65,503	65,259
Retained earnings	61,293	65,767
Less treasury stock, at cost (1,355,715 shares in 2013 and 1,337,568 shares in 2012)	(21,743)	(21,714)
Total stockholders’ equity	105,172	109,430
Total liabilities and stockholders’ equity	$332,768	$331,494

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue:
Trucking revenue	$81,761	$71,951	$242,988	$219,733
Strategic Capacity Solutions revenue	32,095	28,373	87,218	81,934
Base revenue	113,856	100,324	330,206	301,667
Fuel surcharge revenue	27,966	24,092	83,381	75,990
Total revenue	141,822	124,416	413,587	377,657

Operating expenses and costs:
Purchased transportation	37,470	31,373	103,677	93,626
Salaries, wages and employee benefits	34,771	36,276	105,001	106,507
Fuel and fuel taxes	33,224	31,443	101,837	96,780
Operations and maintenance	12,319	10,961	37,476	32,471
Depreciation and amortization	11,633	11,237	33,399	33,571
Insurance and claims	6,807	5,310	19,220	15,573
Operating taxes and licenses	1,400	1,288	4,104	4,184
Communications and utilities	1,014	969	3,084	3,049
Gain on disposal of assets, net	(626)	(490)	(1,444)	(1,756)
Other	4,014	4,574	11,208	13,142
Total operating expenses and costs	142,026	132,941	417,562	397,147
Operating loss	(204)	(8,525)	(3,975)	(19,490)

Other expenses (income):
Interest expense	967	1,034	2,752	3,043
Other, net	(611)	(32)	(711)	(155)
Total other expenses, net	356	1,002	2,041	2,888
Loss before income taxes	(560)	(9,527)	(6,016)	(22,378)
Income tax expense (benefit)	42	(3,455)	(1,542)	(7,947)

Net loss and Comprehensive loss	$(602)	$(6,072)	$(4,474)	$(14,431)

Net loss per share information:
Average shares outstanding (Basic)	10,322	10,312	10,324	10,310
Basic loss per share	$(0.06)	$(0.59)	$(0.43)	$(1.40)

Average shares outstanding (Diluted)	10,322	10,312	10,324	10,310
Diluted loss per share	$(0.06)	$(0.59)	$(0.43)	$(1.40)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2012	11,770	$118	$65,259	$65,767	$(21,714)	$109,430
Transfer of stock into (out of) Treasury Stock	--	--	29	--	(29)	--
Stock-based compensation	--	--	220	--	--	220
Restricted stock award grant	155	1	(5)	--	--	(4)
Forfeited restricted stock	(21)	--	--	--	--	--
Net loss	--	--	--	(4,474)	--	(4,474)
Balance at September 30, 2013	11,904	$119	$65,503	$61,293	$(21,743)	$105,172

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net loss	$(4,474)	$(14,431)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,399	33,571
Provision for doubtful accounts	--	81
Deferred income taxes	(2,071)	(7,947)
Stock-based compensation	220	166
Gain on disposal of assets, net	(1,444)	(1,756)
Deferred gain	(2)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(5,085)	(6,874)
Inventories and prepaid expenses	(260)	(161)
Trade accounts payable and accrued expenses	820	5,766
Insurance and claims accruals	5,617	4,265
Net cash provided by operating activities	26,720	12,674

Investing activities:
Purchases of property and equipment	(10,095)	(19,235)
Proceeds from sale of property and equipment	10,508	15,601
Change in other assets	40	(34)
Net cash provided by (used in) investing activities	453	(3,668)

Financing activities
Borrowings under long-term debt	73,277	164,738
Principal payments on long-term debt	(83,468)	(154,486)
Principal payments on capitalized lease obligations	(13,749)	(18,590)
Principal payments on note payable	(1,352)	(1,370)
Net decrease in bank drafts payable	(3,615)	(1,309)
Net cash used in financing activities	(28,907)	(11,017)

Decrease in cash	(1,734)	(2,011)
Cash
Beginning of period	1,742	2,659
End of period	$8	$648

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,860	$3,171
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	27,602	24,934
Purchases of revenue equipment included in accounts payable	2,610	4,305
Purchases of fixed assets included in long-term debt	301	233

See notes to consolidated financial statements.

USA TRUCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       September 30, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTE 3 – STOCK-BASED COMPENSATION

  The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,125,000 shares of Common Stock to directors, officers and other key employees.  No options were awarded under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $2.88 to $22.54 as of September 30, 2013.  At September 30, 2013, 557,362 shares were available for future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

  Compensation expense related to incentive and nonqualified stock options granted under the Company’s 2004 Equity Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Compensation expense	$16	$24	$45	$62

  The table below sets forth the assumptions used to value stock options granted during the periods indicated:

	2013	2012
Dividend yield	0%	0%
Expected volatility	35.6%	29.8 – 64.0%
Risk-free interest rate	1.2%	0.5 – 0.7%
Expected life (in years)	6.25	3.75 – 4.25

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

Information related to option activity for the nine months ended September 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	112,151	$12.54
Granted	42,910	4.83
Exercised	--	--		$--
Cancelled/forfeited	(9,716)	5.88
Expired	(30,959)	15.55
Outstanding at September 30, 2013	114,386	$9.40	5.0	$214,069
Exercisable at September 30, 2013	54,584	$13.17	1.8	$12,277

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on September 30, 2013 (the last trading day of the quarter), was $8.96.

  Compensation expense related to restricted stock awarded under the Company’s equity incentive plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount to be recognized, net of forfeiture recoveries, is amortized over the vesting period.  The amount of compensation expense recognized is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Compensation expense	$132	$57	$175	$104

  Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the nine months ended September 30, 2013, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2012	113,458	$10.35
Granted	155,212	5.18
Forfeited	(21,269)	8.09
Vested	(24,050)	5.41
Nonvested shares – September 30, 2013	223,351	$7.51

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

July 16, 2008 Restricted Stock Award Forfeitures
Scheduled Vest Date	Date Deemed Forfeited and Recorded as Treasury Stock	Shares Forfeited (in thousands)	Expense Recovered (in thousands)	Date Shares Returned to Plan
April 1, 2011	September 30, 2010	9	$70	April 1, 2011
April 1, 2012	September 30, 2011	8	66	April 1, 2012
April 1, 2013	September 30, 2011	15	101	April 1, 2013
April 1, 2014	February 28, 2013	9	78	April 1, 2014
April 1, 2015	February 28, 2013	9	65	April 1, 2015
April 1, 2016	February 28, 2013	9	56	April 1, 2016

  On January 30, 2013, the Executive Compensation Committee of the Company’s Board of Directors approved Restricted Stock Awards (“RSAs”) to certain officers and employees of the Company in an amount equal to a percentage of the recipient’s annual salary.  The value of the RSAs was based on the closing price of the Company’s Common Stock on the NASDAQ Stock Market on the date of grant, February 1, 2013 ($4.98), and a total of 36,961 restricted shares were issued.  The shares were issued from the Company’s 2004 Equity Incentive Plan.  The RSAs will vest one-fourth each year beginning February 1, 2014, conditioned on continued employment and certain other forfeiture provisions.  In addition, the Executive Compensation Committee approved the USA Truck, Inc. Management Bonus Plan.  Plan participants, consisting of executive and other key management personnel, will be paid a cash percentage and an equity percentage of their base salaries (payable in restricted stock), corresponding with the achievement of certain levels of consolidated 2013 pretax income.

  On February 15, 2013, in connection with his appointment as President and Chief Executive Officer, Mr. John M. Simone was awarded 75,000 shares of restricted stock, with a grant date of February 18, 2013, to vest in equal 25% installments over four years, beginning February 18, 2014.  He was also awarded 42,910 non-qualified stock options with an exercise price of $4.83, which was the closing price of the Company's Common Stock February 19, 2013, the date of grant, to vest in equal 25% installments over four years, beginning February 18, 2014.  Both awards are conditioned on continued employment and certain other forfeiture provisions.

  On May 8, 2013, the Executive Compensation Committee of the Company’s Board of Directors granted RSAs to each non-employee member of the Company’s Board of Directors.  The awards were part of a change in the Directors’ compensation plan, which included an elimination of Directors’ Board meeting fees.  The value of the RSAs was based on the closing price of the Company’s Common Stock on the NASDAQ Stock Market on May 8, 2013 ($6.00) and a total of 30,830 restricted shares were awarded. The shares were granted from the Company’s 2004 Equity Incentive Plan. The RSAs will vest upon the date of the 2014 Annual Shareholders’ Meeting.

  Information set forth in the following table is related to stock options and restricted stock as of September 30, 2013.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$60	$324
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	2.2	5.3

NOTE 4 – SEGMENT REPORTING

  We have three operating segments: Trucking (which consists of our Truckload and Dedicated Freight service offerings), Strategic Capacity Solutions (“SCS”) (which consists entirely of our freight brokerage service offering), and Intermodal (which consists of our rail intermodal service offering).  These three operating segments are disclosed as two reportable segments with SCS and Intermodal being aggregated into one reportable segment, which we refer to as “SCS”.

  The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and incur expenses, primarily on a per mile basis.

	Percent of Total Base Revenue
	Trucking	SCS
Three Months Ended
September 30, 2013	71.8%	28.2%
September 30, 2012	71.7%	28.3%
Nine Months Ended
September 30, 2013	73.6%	26.4%
September 30, 2012	72.8%	27.2%

  Except with respect to the relatively minor components of our operations that do not involve the use of our trucks, key operating statistics for all three operating segments include, for example, revenue per mile and miles per tractor per week. While the operations of our SCS and Intermodal operating segments typically do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.  Therefore, we have aggregated the reporting of our Intermodal operations with our reporting for SCS operations. Based on Intermodal's relatively small size, and the interrelationship of SCS and Intermodal operations, we determined that separate reporting was not justified.

  Assets are not allocated to our SCS or Intermodal operating segments, as those operations provide truckload freight services to our customers through arrangements with third party carriers who utilize their own equipment.  To the extent our Intermodal operations require the use of Company-owned tractors or trailers, they are obtained from our Trucking segment on an as-needed basis.  Accordingly, we allocate all of our assets to our Trucking segment.  However, depreciation and amortization expense is allocated to our SCS and Intermodal operating segments based on the various assets specifically utilized to generate revenue.  All intercompany transactions between segments are consummated at rates similar to those negotiated with independent third parties.  All other expenses are allocated to our SCS and Intermodal operating segments based on headcount and specifically identifiable direct costs, as appropriate.

  A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Base revenue
Trucking	$81,804	$71,951	$243,005	$219,733
SCS	33,416	34,509	91,638	99,207
Eliminations	(1,364)	(6,136)	(4,437)	(17,273)
Total base revenue	113,856	100,324	330,206	301,667
Fuel surcharge revenue
Trucking	23,140	20,204	68,756	62,198
SCS	5,234	5,907	15,872	18,157
Eliminations	(408)	(2,019)	(1,247)	(4,365)
Total fuel surcharge revenue	27,966	24,092	83,381	75,990
Total revenue	$141,822	$124,416	$413,587	$377,657

A summary of operating loss by reportable segments is as follows:

	(in thousands)
	Operating loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating loss
Trucking	$(2,968)	$(10,111)	$(10,054)	$(24,391)
SCS	2,764	1,586	6,079	4,901
Operating loss	$(204)	$(8,525)	$(3,975)	$(19,490)

A summary of assets by reportable segments is as follows:

	(in thousands)
	Total Assets
	September 30,	December 31,
	2013	2012
Total Assets
Trucking	$216,190	$218,145
Corporate and Other	116,578	113,349
Total Assets	$332,768	$331,494

  A summary of amortization and depreciation by reportable segments is as follows:

	(in thousands)
	Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Depreciation and Amortization
Trucking	$10,995	$10,530	$31,447	$31,403
SCS	50	111	191	367
Corporate and Other	588	596	1,761	1,801
Total Depreciation and Amortization	$11,633	$11,237	$33,399	$33,571

NOTE 5 – LEASE RECEIVABLES

  During the fourth quarter of 2012, the Company began entering into lease-purchase agreements with certain drivers to allow them the opportunity to purchase a Company-owned tractor while concurrently becoming an independent contractor.  At September 30, 2013, the Company had entered into 24 such agreements and had approximately $1.2 million included in Other Accounts Receivable in the accompanying Consolidated Balance Sheet.  The Company believes these receivables are adequately collateralized; however, it has recorded an allowance for uncollectability in the approximate amount of $0.1 million to cover any expenses it would incur in the event of a default.

NOTE 6 – NOTE RECEIVABLE

  During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in 2015.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  During the three and nine month periods ended September 30, 2013, the Company recognized approximately $1,800 and approximately $5,400, respectively, of this gain.  The Company believes that the note receivable balance at September 30, 2013, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

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

  In light of our net losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at September 30, 2013.

  We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At September 30, 2013, we determined that no impairment of value existed.

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

NOTE 9 – ACCRUED EXPENSES

  Accrued expenses consisted of the following:

	(in thousands)
	September 30,	December 31,
	2013	2012
Salaries, wages and employee benefits	$4,947	$3,779
Other (1)	3,767	3,931
Total accrued expenses	$8,714	$7,710

(1)	As of September 30, 2013 and December 31, 2012, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 10 – NOTE PAYABLE

  On October 11, 2012, the Company entered into an unsecured note payable of $1.8 million.  The note, which was payable in monthly installments of principal and interest of approximately $0.2 million and bearing interest at 1.8% matured on September 1, 2013.  The note was used to finance a portion of the Company’s annual insurance premiums and was paid to a third party other than the insurance company.

NOTE 11 – LONG-TERM DEBT

  Long-term debt consisted of the following:

(in thousands)
	September 30,	December 31,
	2013	2012
Revolving credit agreement (1)	$73,500	$83,513
Capitalized lease obligations and other long-term debt (2)	67,398	53,420
	140,898	136,933
Less current maturities	(16,304)	(14,403)
Long-term debt and capital leases, less current maturities	$124,594	$122,530

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

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.8 million) and an annual capital expenditure limit ($71.0 million effective January 1, 2013, with increases thereafter).  If a collateral cushion, referred to as suppressed availability, of at least $30.0 million in excess of the maximum facility size is not maintained, the advance rate on eligible revenue equipment is reduced by 5.0% and the value attributable to eligible revenue equipment starts to decline in monthly increments.  The Revolver contains a total capital expenditure limitation.  The Revolver does not contain any financial maintenance covenants.  At September 30, 2013, the Company was in compliance with the terms of the Revolver.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at September 30, 2013 was 1.5%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at September 30, 2013 it was 2.5%.

The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated.  The Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions and share repurchases.  At September 30, 2013, the Company was in compliance with all of the covenants of the Revolver.

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended September 30, 2013, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

        We paid a $1.5 million closing fee.  In addition, the Company is required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through September 30, 2013, the unused fee was at Level II.

Level	Average Unused Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	≥ $60,000,000	0.375%
II	< $60,000,000	0.500%

There were no overnight borrowings under the Revolver at September 30, 2013.  The interest rate including all borrowings made under the Revolver at September 30, 2013 was 2.7%.  The weighted average interest rate on the Company’s borrowings under the agreement for the three months ended September 30, 2013 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at September 30, 2013, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $149.2 million at September 30, 2013, and all billed and unbilled accounts receivable.  As the Company reprices its debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At September 30, 2013, the Company had outstanding $3.3 million in letters of credit and had approximately $29.5 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million).

(2)
Capitalized lease obligations in the amount of $67.0 million have various termination dates extending through January 2017 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.0% at September 30, 2013.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

In May 2012, the Company entered into a long-term financing agreement in the amount of approximately $360,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on May 31, 2014, is payable in annual installments of principal and interest of approximately $122,000, due on May 31, 2013 and 2014, and bears imputed interest at 3.16%.  The balance of the agreement at September 30, 2013 was approximately $120,000.

In January 2013, the Company entered into a long-term financing agreement in the amount of approximately $295,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on January 31, 2017, is payable in annual installments of principal and interest of approximately $63,000, due on January 31st of each year, and bears imputed interest at 3.05%.  The balance of the agreement at September 30, 2013 was approximately $233,000.

In April 2013, the Company entered into a long-term financing agreement in the amount of approximately $300,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on March 31, 2018, is payable in monthly installments of principal and interest of approximately $5,600 and bears interest at 4.49%.  The initial monthly payment of this financing agreement was due on May 1, 2013.  The balance of the agreement on September 30, 2013 was approximately $271,000.

The current maturities of the above financing agreements amount to approximately $232,300.

NOTE 12 – LEASES AND COMMITMENTS

We lease certain revenue equipment under capital leases with terms of 36, 42 or 45 months.  Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
September 30, 2013	$84,358	$18,164	$66,194
December 31, 2012	67,788	16,366	51,422

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

  As of September 30, 2013, for the remainder of 2013, we had commitments for the purchases of revenue equipment in the amount of approximately $14.5 million, none of which is cancelable by us.  We anticipate taking delivery of the revenue equipment throughout the remainder of 2013.

NOTE 13 – INCOME TAXES

During the three months ended September 30, 2013 and 2012, our effective tax rates were 7.6% and 36.3%, respectively.  During the nine months ended September 30, 2013 and 2012, our effective tax rates were 25.6% and 35.5%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

  We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2009, 2010, 2011 and 2012 tax years and, in February 2013, we received notice that our 2011 federal tax return is being examined.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through September 30, 2013.

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

  The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(602)	$(6,072)	$(4,474)	$(14,431)
Denominator:
Denominator for basic loss per share – weighted average shares	10,322	10,312	10,324	10,310
Effect of dilutive securities:
Employee stock options and restricted stock	--	--	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	10,322	10,312	10,324	10,310
Basic loss per share	$(0.06)	$(0.59)	$(0.43)	$(1.40)
Diluted loss per share	$(0.06)	$(0.59)	$(0.43)	$(1.40)
Weighted average anti-dilutive employee stock options and restricted stock	148	198	173	182

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

On September 26, 2013 Knight Transportation, Inc. (“Knight”) filed a Schedule 13D with the Securities and Exchange Commission stating it had acquired 829,946 shares of our common stock (approximately 7.9%) for the purpose of pursuing a merger with us. Knight also disclosed in this filing that it had made an offer to our Board of Directors on August 28, 2013 proposing an all cash offer of $9.00 per share for all of our outstanding shares of common stock.  Subsequent to this filing, Knight reported that it had increased its holdings in our stock to 1,287,782 shares (approximately 12.2%).  On September 26, 2013, the Company issued a press release regarding Knight’s unsolicited proposal, indicating that our Board of Directors had previously reviewed Knight’s unsolicited proposal with the Company’s management team and independent financial and legal advisors, that the Board unanimously concluded that the proposal substantially undervalued the Company in light of the initiatives undertaken by the new management team, and the proposal was not in the best interests of the Company and its stockholders.  The Company also indicated in the release that it had offered to meet with Knight to discuss the reasons why the Knight offer was inadequate.  On October 10, 2013, we filed a breach of contract complaint in the Circuit Court of Crawford County, Van Buren, Arkansas, styled USA Truck, Inc. v. Knight Transportation, Inc., Docket No. 17CV-13-302-II, alleging, among other things, that Knight misused confidential information in violation of a confidentiality agreement between Knight and the Company, by disclosing prior confidential discussions between Knight and the Company, and by using confidential information in connection with the above mentioned stock acquisitions.  The lawsuit seeks to require Knight to divest the shares it acquired in violation of the confidentiality agreement.

NOTE 16 – STOCKHOLDER RIGHTS PLAN

  On November 7, 2012, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, which dividend was paid on November 21, 2012 to stockholders of record at the close of business on such date.  The Board of Directors also adopted the Rights Agreement by and between the Company and Registrar and Transfer Company, as Rights Agent (the "Rights Agreement").  Until certain events described in the Rights Agreement and noted in the following paragraph, the Rights are not exercisable and do not trade separately from our common stock.

  The Rights will become exercisable (subject to customary exceptions) only if a person or group (an “acquiring person”) without approval of the Board of Directors acquires 15% or more of the Company's common stock or launches a tender offer that, if consummated, would result in them becoming an acquiring person.  In such event, each holder of a Right, except the acquiring person, shall have the right to purchase from the Company that number of shares of common stock (or to purchase common stock from an entity that completes a business combination with the Company) having an aggregate market price on the date on which such Rights first become exercisable, equal to twice the Exercise Price, for an amount in cash equal to the Exercise Price.  The Exercise Price has been set initially at $12.00 per share.

  The Rights Agreement is set to expire on November 21, 2014; however, the Rights Agreement will continue after the Company's 2014 Annual Meeting only upon stockholder approval at such meeting.  The Company may redeem the Rights for nominal consideration before the Rights become exercisable.

NOTE 17 – UNSOLICITED TAKEOVER OFFER FROM KNIGHT TRANSPORTATION

  On September 26, 2013 Knight Transportation, Inc. (“Knight”) filed a Schedule 13D with the Securities and Exchange Commission stating it had acquired 829,946 shares of our common stock (approximately 7.9%) for the purpose of pursuing a merger with us.  Subsequent to this filing, Knight reported that it had increased its holdings in our stock to 1,304,517 shares (approximately 12.4%).  On September 26, 2013, the Company issued a press release regarding Knight’s unsolicited proposal, indicating that our Board of Directors had previously reviewed Knight’s unsolicited proposal with the Company’s management team and independent financial and legal advisors, that the Board unanimously concluded that the proposal substantially undervalued the Company in light of the initiatives undertaken by the new management team, and the proposal was not in the best interests of the Company and its stockholders.  The Company also indicated in the release that it had offered to meet with Knight to discuss the reasons why the Knight offer was inadequate.

  On October 10, 2013, we filed a breach of contract complaint in the Circuit Court of Crawford County, Van Buren, Arkansas, styled USA Truck, Inc. v. Knight Transportation, Inc., alleging, among other things, that Knight misused confidential information in violation of a confidentiality agreement between Knight and the Company, by disclosing prior confidential discussions between Knight and the Company, and by using confidential information in connection with the above mentioned stock acquisitions.  The lawsuit seeks to require Knight to divest the shares it acquired in violation of the confidentiality agreement.

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

Our Business

  We operate primarily in the for-hire truckload segment of the trucking industry. Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery. Our three operating segments are classified into two reportable segments: (i) Trucking, consisting of our Truckload and Dedicated Freight and (ii) Strategic Capacity Solutions (“SCS”), consisting of our freight brokerage service offering and our rail intermodal service offering. We previously reported each operating segment separately; however, during the second quarter of 2013, based on several factors including the relatively small size of Intermodal and the interrelationship of SCS and Intermodal operations, we aggregated Intermodal with the SCS operating segment.

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

  The following chart describes the base revenue of our two reportable segments.

	Trucking
	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012
Base revenue (in thousands)	$81,761	$71,951	$242,988	$219,733
Percent of revenue	71.8%	71.7%	73.6%	72.8%

	SCS
	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012
Base revenue (in thousands)	$32,095	$28,373	$87,218	$81,934
Percent of revenue	28.2%	28.3%	26.4%	27.2%

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

  Strategic Capacity Solutions.  Our SCS reportable segment consists of our freight brokerage service offering and our rail intermodal service offering, both of which match customer shipments with available equipment of authorized carriers and provide services that complement our Trucking operations.  Additionally, our rail intermodal service offering provides our customers cost savings over Truckload with a slightly slower transit speed.  We provide these services primarily to our existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation needs.

Results of Operations

Executive Overview

The improvement in our results illustrates the progress we are making in our turnaround.  The third quarter of 2013 reflected numerous improvements across our business as part of that turnaround and, for the fourth consecutive quarter, we improved our operating income and bottom-line results sequentially.  Our increased cash flow enabled us to pay down debt for the first time since the fourth quarter of 2011. These achievements occurred despite the challenging conditions the truckload industry has been facing and the fact that our third quarter traditionally has been seasonally weaker than our second.

Our improved third quarter results were driven by a 13.5% increase in base revenue while operating expenses rose only 6.8%.  Our nearly nine-fold improvement in operating margin reflects the success of the wide range of operational, marketing, and cost initiatives.  Our go-to-market efforts have helped us gain market share, including the addition of highly-desirable Fortune 100 shippers to our list of top 10 customers.

In light of the fact that several industry peers have described the current operating environment as very difficult compared to a year ago, our strategic plan enabled us to extend our length of haul while simultaneously increasing our pricing, and to add drivers while simultaneously increasing productivity per driver.

Our asset-light Strategic Capacity Solutions (SCS) business also performed well, growing by 13.1% and producing a 300-basis-point quarter-over-quarter improvement in operating margin.  This segment now accounts for $32.1 million, or 28%, of our consolidated base revenue and is helping to strengthen and diversify our business model.

We expect to build even further on the strong business momentum we have established.  This momentum is demonstrated by the increasing rate of improvement in our bottom-line results – up 49% in the first quarter of 2013, 59% in the second quarter, and 90% in the third quarter - compared to the corresponding prior year periods.  With meaningful opportunities for improvement in several areas of our business, including insurance and claims, maintenance costs and tractor utilization, we hope to build even further on the strong business momentum we have established going  into the fourth quarter of 2013 and beyond.

The Board of Directors launched a search for a new Chief Executive Officer and hired John Simone to serve in that capacity beginning in February 2013.  Since then, Mr. Simone has brought in various members of senior management, including a new Executive Vice President, Truckload Operations, a new Executive Vice President, Risk Management and Safety, and a new Vice President, Maintenance.  This team, which includes the members of the incumbent management team, has made substantial operational changes in all areas of the Company.  The results of these efforts have been evident in the improvement reported for the third quarter of 2013.

Financial Results

  Total base revenues increased 13.5% to $113.9 million for the quarter ended September 30, 2013 from $100.3 million for the same quarter of 2012.  Asset-based Trucking revenue, not including fuel surcharge, increased 13.6% to $81.8 million, while non-asset based Strategic Capacity Solutions revenue rose 13.1% to $32.1 million. The Company incurred a net loss of $0.6 million for the 2013 quarter compared to a net loss of $6.1 million for the 2012 quarter.  Diluted net loss per share improved 90.1% from ($0.59) in the third quarter of 2012 to ($0.06) in the third quarter of 2013.

  Total base revenues increased 9.5% to $330.2 million for the nine months ended September 30, 2013 from $301.7 million for the same period of 2012. Asset-based Trucking revenue, not including fuel surcharge, increased 9.5% to $243.0 million, while non-asset based Strategic Capacity Solutions revenue rose 6.4% to $87.2 million. The Company incurred a net loss of $4.5 million ($0.43 per share) for the nine months ended September 30, 2013 compared to a net loss of $14.4 million ($1.40 per share) for the comparable 2012 period.

Balance Sheet and Liquidity

  We ended the quarter with $140.9 million of outstanding debt, a reduction of $5.1 million sequentially from June 30.  The pay down was made possible by improved cash flow from operations, which has more than doubled year-over-year for both the quarter and nine months ended September 30.  The strengthening cash flow also enabled us to expand available borrowing capacity on our revolving credit facility to $29.5 million.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Results of Operations – Combined Services

  Total base revenue increased 13.5% to $113.9 million for the quarter ended September 30, 2013 from $100.3 million for the same quarter of 2012.  We reported a net loss of $0.6 million ($0.06 per share) for the quarter ended September 30, 2013, compared to a net loss of $6.1 million ($0.59 per share) for the comparable prior year period.

  Our effective tax rate was 7.6% for the quarter ended September 30, 2013, compared to 36.3% for the same quarter of 2012.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

  The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended
	September 30,
	2013	2012
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	39.8	46.7
Operations and maintenance	14.9	14.0
Depreciation and amortization	14.2	15.5
Fuel and fuel taxes	12.3	15.4
Insurance and claims	8.3	7.3
Purchased transportation	7.3	6.6
Operating taxes and licenses	1.7	1.7
Communications and utilities	1.1	1.2
Gain on disposal of revenue equipment, net	(0.8)	(0.7)
Other	4.8	6.4
Total operating expenses and costs	103.6	114.1
Operating loss	(3.6)%	(14.1)%

Key Operating Statistics:

	Three Months Ended
	September 30,
	2013	2012
Operating loss (in thousands) (1)	$(2,968)	$(10,111)
Operating ratio (2)	103.6%	114.1%
Total miles (in thousands) (3)	55,516	49,855
Empty mile factor	11.4%	10.7%
Base revenue per loaded mile	$1.66	$1.62
Average number of in-service tractors (4)	2,250	2,157
Percentage of in-service tractors unseated	6.2%	9.9%
Average number of seated tractors (5)	2,111	1,944
Average miles per seated tractor per week	2,001	1,951
Base Trucking revenue per seated tractor per week	$2,948	$2,816
Average loaded miles per trip	602	557

(1)	Operating loss is calculated by deducting total operating expenses from total revenues.

(2)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

(3)	Total miles include both loaded and empty miles.

(4)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(5)	Seated tractors are those occupied by drivers.

Our base Trucking revenue increased 13.6% from $72.0 million to $81.8 million and our operating loss decreased 70.7% from $10.1 million to $3.0 million for the same quarter of 2012.  The increase in our base Trucking revenue resulted primarily from our average seated tractor count increasing by 8.6%, our miles per seated tractor per week increasing 2.6%, and our average revenue per total mile increasing 2.1%.

Overall, our operating ratio improved by 10.5 percentage points of base revenue to 103.6% from 114.1% as a result of the following factors:

•
Salaries, wages and employee benefits expense decreased by 6.9 percentage points of base Trucking revenue predominately due to more favorable workers compensation claims experience, lower employee benefit costs resulting from more favorable claims experience, and lower non-driver wages due to a smaller non-driver employee head count as part of internal efforts to increase efficiency.

•
Operations and maintenance expense increased 0.9 percentage points of base Trucking revenue primarily due to a $1.8 million increase in direct repair costs on tractors and trailers, which arose from our more disciplined preventive maintenance program and improved asset utilization that increased associated repairs.  While we expect this expense to remain elevated in the near-term, we believe our equipment maintenance strategy will result in lower long-term direct repair costs.

•
Depreciation and amortization expense decreased by 1.3 percentage points of base Trucking revenue primarily due to 13.6% growth in base Trucking revenue with only a 4.3% increase in Company tractors in-service.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Fuel and fuel taxes expense decreased 3.1 percentage points of base Trucking revenue.  The decrease was primarily due to the recovery of a greater percentage of our fuel costs through fuel surcharge revenue programs with our customers, more favorable fuel pricing discounts from our suppliers, and fewer miles traveled “out-of-route” for which we are not compensated by our customers.  Those factors were partially offset by lower fuel economy on our fleet.  Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Insurance and claims expense increased 1.0 percentage point of base Trucking revenue primarily due to adverse experience on auto liability losses for both new and existing claims.  Our Department of Transportation recordable accident frequencies continue to improve and we expect insurance and claims expense to decrease over the long term, but they will remain volatile from period-to-period.

•
Purchased transportation expenses increased 0.7 percentage points of base Trucking revenue.  The increase was primarily the result of a 21.7% increase in the size of our owner-operator fleet from 106 to 129, and 17.9% growth in our cross-border Mexico revenue in which we compensate Mexican carriers for the transportation of our customers’ freight within Mexico.

•
Other expenses decreased 1.5 percentage points of base Trucking revenue as a result of decreased driver recruiting and training expenses and 13.6% greater base Trucking revenue. Internal driver retention initiatives and increased miles per seated tractor per week resulted in a 16.2 percentage point decrease in our annualized driver turnover rate during the quarter, and a 28.0 percentage point decrease year-to-date.  The cumulative impact of the reduced turnover rates, substantially fewer unseated trucks and internal recruiting initiatives enabled us to reduce driver recruiting and training costs by $0.5 million.  The market for hiring qualified drivers remains extremely competitive, and we expect long-term costs to increase for recruiting and retention.

Results of Operations – Strategic Capacity Solutions

  The following table sets forth certain information relating to our SCS reportable segment for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Total SCS revenue	$33,416	$34,509
Intercompany revenue	(1,321)	(6,136)
Total net revenue	$32,095	$28,373

Operating income (in thousands)	$2,764	$1,586
Gross margin (1)	14.0%	13.9%

    (1)  Gross margin is calculated by taking total revenue less purchased transportation and dividing that amount by total revenue.  This calculation includes intercompany revenue and expenses.

  Total net revenue from SCS increased 13.1% to $32.1 million from $28.4 million, while operating income increased 74.3% to $2.8 million from $1.6 million.

  Total net revenue in our SCS segment grew 13.1% primarily due to a 10.9% increase in revenue productivity per employee and a 29.1% increase in revenue per load.  Those factors were partially offset by a 5.2% reduction in employee head count due to the closing of underperforming branches.

  The increased operating income was primarily due to lower operating costs resulting from the closing of underperforming branches as part of our internal efforts to scale back growth plans in SCS brokerage operations due to a softer than expected marketplace operating environment.  To a lesser extent, the improved operating income was also the result of improved performance in our Intermodal service.

Other Expenses

  Other expenses, net, decreased primarily due to the reduction of an accrued liability to a financial services provider.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Results of Operations – Combined Services

  Total base revenue increased 9.5% to $330.2 million for the nine months ended September 30, 2013 from $301.7 million for the same quarter of 2012.  We reported a net loss of $4.5 million ($0.43 per share) for the nine months ended September 30, 2013 as compared to a net loss of $14.4 million ($1.40 per share) for the comparable prior year period.

  Our effective tax rate was 25.6% for the nine months ended September 30, 2013 compared to 35.5% for the same period of 2012.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Base Revenue

  The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Nine Months Ended
	September 30,
	2013	2012
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	40.3	44.8
Operations and maintenance	15.0	13.6
Fuel and fuel taxes	13.6	15.5
Depreciation and amortization	13.7	15.1
Purchased transportation	7.0	6.9
Insurance and claims	7.8	7.0
Operating taxes and licenses	1.7	1.9
Communications and utilities	1.1	1.3
Gain on disposal of revenue equipment, net	(0.6)	(0.8)
Other	4.5	5.8
Total operating expenses and costs	104.1	111.1
Operating loss	(4.1)%	(11.1)%

Key Operating Statistics:

	Nine Months Ended
	September 30,
	2013	2012
Trucking:
Operating loss (in thousands) (1)	$(10,054)	$(24,391)
Operating ratio (2)	104.1%	111.1%
Total miles (in thousands) (3)	166,844	152,808
Empty mile factor	11.4%	11.1%
Base revenue per loaded mile	$1.65	$1.62
Average number of in-service tractors (4)	2,232	2,186
Percentage of in-service tractors unseated	5.3%	9.1%
Average number of seated tractors (5)	2,114	1,987
Average miles per seated tractor per week	2,024	1,965
Base Trucking revenue per seated tractor per week	2,947	2,825
Average loaded miles per trip	596	537

(1)	Operating loss is calculated by deducting total operating expenses from total revenues.

(2)	Operating ratio is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of base revenue.

(3)	Total miles include both loaded and empty miles.

(4)	Tractors include Company-operated tractors in-service plus tractors operated by independent contractors.

(5)	Seated tractors are those occupied by drivers.

  Our base Trucking revenue increased 10.6% from $219.7 million to $243.0 million and our Trucking operating loss decreased from $24.4 million to $10.1 million.  The increase in our base Trucking revenue resulted from a 6.4% increase in average seated tractors, a 3.0% increase in miles per seated tractor per week, and a 1.3% increase in base Trucking revenue per total mile.

  Our operating ratio improved by 7.0 percentage points of base revenue to 104.1% from 111.1% as a result of the following factors:

•
Salaries, wages and employee benefits expense decreased by 4.5 percentage points of base revenue primarily due to lower employee benefit and workers compensation costs resulting from more favorable claims experience, lower non-driver wages resulting from reduced non-driver employee headcount, and to a lesser extent a 10.6% increase in base Trucking revenue as part of internal efforts to increase efficiency.

•
Operations and maintenance expense increased 1.4 percentage points of base Trucking revenue primarily due to a $6.3 million increase in direct repair costs on tractors and trailers, which arose from our more disciplined preventive maintenance program that we believe is pulling cost forward from future periods.  While we expect this expense to remain elevated in the near-term, we believe our equipment maintenance strategy will result in lower long-term direct repair costs.

•
Fuel and fuel taxes expense decreased 1.9 percentage points of base Trucking revenue.  The decrease was primarily due to the recovery of a greater percentage of our fuel costs through more effective fuel surcharge revenue programs with our customers and more favorable fuel discounts from our suppliers. We also reduced the number of “out-of-route” miles traveled by our fleet for which we are not compensated by our customers.  Those factors were partially offset by lower fuel economy on our fleet.  Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Depreciation and amortization expense decreased by 1.4 percentage points of base Trucking revenue primarily due to 10.6% growth in base Trucking revenue with only a 2.1% increase in Company tractors in-service.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Insurance and claims expense increased 0.8 percentage points of base Trucking revenue primarily due to adverse experience on auto liability losses for both new claims and adverse loss developments on existing claims.  Our Department of Transportation recordable accident frequencies continue to improve and we expect insurance and claims expense to decrease over the long term, but they will remain volatile from period-to-period.

•
Other expenses decreased 1.3 percentage points of base Trucking revenue as a result of decreased driver recruiting and training expenses and 10.6% greater base Trucking revenue.  Internal driver retention initiatives and increased miles per seated tractor per week resulted in a 28.0 percentage point decrease in our annualized driver turnover rate.  The reduced turnover rate, 81 fewer unseated trucks and internal recruiting initiatives enabled us to reduce driver recruiting and training costs by $1.4 million.  The market for hiring qualified drivers remains extremely competitive, and we expect long-term costs to increase for recruiting and retention.

Results of Operations – Strategic Capacity Solutions

  The following table sets forth certain information relating to our SCS reportable segment for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
Total SCS revenue	$91,638	$99,207
Intercompany revenue	(4,420)	(17,273)
Total net revenue	$87,218	$81,934

Operating income (in thousands)	$6,079	$4,901
Gross margin (1)	14.0%	14.6%

(1) Gross margin is calculated by taking total revenue less purchased transportation and dividing that amount by total revenue. This calculation includes intercompany revenue and expenses.

  Total net revenue from SCS increased 6.4% to $87.2 million from $81.9 million, while operating income increased 24.2% from $4.9 million to $6.1 million.

  The 6.4% net revenue growth was the result of 15.8% more net revenue per load partially offset by an 8.2% reduction in load count (primarily resulting from the transition of our Intermodal model).  During the first quarter 2013, we completed a transition in our Intermodal service offering from a primarily asset-based to an asset light model.

  The increased operating income was due primarily to a $1.1 million improvement in the performance of our Intermodal service resulting from lower operating costs associated with the new model.  During the fourth quarter 2012 and first quarter 2013, we transitioned our Intermodal operating service offering away from an asset-based, high-fixed cost model to an asset-light, variable cost model.  The early results of this transition have been reduced revenue volume and significant reductions in costs, which has led to modest operating profits in the second and third quarters of 2013 compared to material losses in the comparable periods of 2012.   Going forward our strategy is to rebuild Intermodal revenue volume now that the model is profitable.

Other Expenses

  Other expenses, net, decreased primarily due to the reduction of an accrued liability to a financial services provider.

Seasonality

  In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses increase due primarily to decreased fuel efficiency and increased maintenance costs.  Future revenue could be impacted if customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings.  Historically, many of our customers have closed their plants for maintenance or other reasons during January and July.  Typically, our performance is seasonally strongest during the second quarter followed by the third, fourth and first quarters, respectively.

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

  During the third quarter of 2013, the maximum amount borrowed under the Revolver, including letters of credit, reached approximately 65% of the total amount available at its highest point.  We ended the quarter with outstanding borrowings, including letters of credit, equal to approximately 61% of the total amount available under the Revolver.  The maximum amount borrowed and the percentage of the amount available excluded the accordion feature.  In January 2013, the Company’s Board of Directors authorized the use of up to $45.0 million in new capital leases under existing facilities through 2013, and at September 30, 2013, we had approximately $17.4 million of availability.  At September 30, 2013, we had approximately $29.5 million available under our Revolver (net of the $18.8 million minimum availability we are required to maintain).  Our balance sheet debt, less cash, represents 57.3% of our total capitalization, and we have no material off-balance sheet debt.  Our capital leases currently represent 47.6% of our total debt and carry an average fixed rate of 2.3%.  Not only does that provide us with a natural hedge against recent London Interbank Offered Rate (“LIBOR”) volatility, but it has also freed up availability on our Revolver.

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

  During the nine months ended September 30, 2013, we incurred net capital expenditures of approximately $30.4 million, which included $29.2 million for purchase of revenue equipment and $1.2 million for facility expansions and other expenditures.  We expect our net capital expenditures for the remainder of 2013 will be approximately $8.9 million.

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

Cash Flows

	(in thousands)
	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$26,720	$12,674
Net cash provided by (used in) investing activities	453	(3,668)
Net cash used in financing activities	(28,907)	(11,017)

  Cash generated from operations increased $14.0 million in the first nine months of 2013 as compared to the same period of 2012, primarily due to the net effect of the following factors:

•
A $4.5 million net loss was incurred for the nine months ended September 30, 2013 compared to the $14.4 million net loss for the comparable prior year period. This improvement was primarily due to a more robust economy, operational efficiency, and a decrease in the number of unmanned tractors.

•
A $0.2 million decrease in depreciation and amortization due to an overall decrease in our revenue equipment counts.  As of September 30, 2013, we increased our total tractor count by 47 units as compared to September 30, 2012, but reduced our trailer count by 142 year over year as part of our plan to reduce the number of trailers because of our investment in trailer tracking devices.

•	A $1.9 million increase in cash provided from accounts receivable resulted from increased billing and collection efficiencies.

•	A decrease in the change of our deferred tax liability of approximately $5.9 million was due to a smaller loss incurred during the current year.

•
A $0.3 million decrease in the gain on disposal of revenue equipment, due to a softer used equipment market.  During the first nine months of 2013, we sold 278 tractors and 433 trailers as compared to 384 tractors and 371 trailers for the comparable prior year period.

•	A $4.9 million decrease in the change in trade accounts payable and accrued expenses primarily due to the timing of revenue equipment purchases.

•	The change in insurance and claims increased $1.4 million primarily due to an increase in reserves on some open claims.

  For the nine months ended September 30, 2013, net cash provided by investing activities was $0.5 million, compared to $3.7 million of cash used in investing activities during the same period of 2012.  The $4.1 million increase in cash provided by investing activities primarily resulted from a $9.1 million decrease in purchases of property and equipment offset by a $5.1 million decrease in the proceeds from the sale of property and equipment.  Through the first nine months of 2013, we purchased 264 tractors compared to 312 tractors for the comparable prior year period, and we purchased 400 trailers through the first nine months of 2013 compared to 253 for the comparable prior year period.  Proceeds from the sale of equipment decreased $5.1 million primarily due to a decline in the number of units that were sold.  During the first nine months of 2013, we sold 278 tractors and 433 trailers compared to 384 tractors and 371 trailers during the comparable period of 2012.

  Cash used in financing activities increased $17.9 million for the first nine months of 2013 compared to the same time period in 2012.  We made net repayments on our Revolver of $7.8 million in 2013 compared to $10.3 million in net borrowings in 2012, resulting in a $7.4 million decrease in net borrowings on our Credit Agreement.  For the nine month period ended September 30, 2013, borrowings decreased $91.5 million and principal payments on long-term debt increased $71.0 million, both as compared to the comparable period of the prior year.  The changes were primarily due to the revolver refinancing which closed in August 2012 and improved cash flow from operations, as described above.  Principal payments on capitalized lease obligations decreased $4.8 million during the first nine months of 2013 compared to the same period of 2012, primarily due to a reduction in the number of leases reaching the end of their contractual term.  The decrease of approximately $2.3 million in bank drafts payable was primarily the result of reduced equipment purchases and payrolls.

Debt

Wells Fargo Revolver

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

  The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at September 30, 2013 was 1.5%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at September 30, 2013 it was 2.5%.

  The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated.  Although there are no negative covenants relating to financial ratios or minimum balance sheet requirements, the Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, outside of the ordinary course of business and affiliate transactions and share repurchases.  At September 30, 2013, the Company was in compliance with all of the covenants of the Revolver.

  Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended September 30, 2013, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We paid a $1.5 million closing fee.  In addition, we are required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through September 30, 2013, the unused fee was at Level II.

Level	Average Unused Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	< $60,000,000	0.500%

  There were no overnight borrowings under the Revolver at September 30, 2013.  The interest rate including all borrowings made under the Revolver at September 30, 2013 was 2.7%.  The weighted average interest rate on our borrowings under the agreements for the year ended September 30, 2013 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at September 30, 2013, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $149.2 million at September 30, 2013, and all billed and unbilled accounts receivable.  As we reprice our debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At September 30, 2013, we had outstanding $3.3 million in letters of credit and had approximately $29.5 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million).

Capitalized Lease Obligations

  Capitalized lease obligations in the amount of $67.0 million have various termination dates extending through January 2017 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.0% at September 30, 2013.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

  In May 2012, the Company entered into a long-term financing agreement in the amount of approximately $360,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on May 31, 2014, is payable in annual installments of principal and interest of approximately $122,000, due on May 31, 2013 and 2014, and bears imputed interest at 3.16%.  The balance of the agreement at September 30, 2013 was approximately $119,000.

  In January 2013, the Company entered into a long-term financing agreement in the amount of approximately $295,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on January 31, 2017, is payable in annual installments of principal and interest of approximately $63,000, due on January 31st of each year, and bears imputed interest at 3.05%.  The balance of the agreement at September 30, 2013 was approximately $233,000.

  In April 2013, the Company entered into a long-term financing agreement in the amount of approximately $300,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on March 31, 2018, is payable in monthly installments of principal and interest of approximately $5,600 and bears interest at 4.49%.  The initial monthly payment of this financing agreement was due on May 1, 2013.  The balance of the agreement on September 30, 2013 was approximately $271,000.

  The current maturities of the above financing agreements amount to approximately $232,300.

Equity

  At September 30, 2013, we had stockholders’ equity of $105.2 million and total debt including current maturities of $140.9 million, resulting in a total debt, less cash, to total capitalization ratio of 57.3% compared to 55.1% at December 31, 2012.

Purchases and Commitments

  As of September 30, 2013, our capital expenditures forecast, net of proceeds from the sale or trade of equipment, is $8.9 million for the remainder of 2013, approximately $8.2 million of which relates to revenue equipment.  We may change the amount of the capital expenditures based on operating performance.  Should we further decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.  To the extent further capital expenditures are feasible based on our debt covenants and operating cash requirements, we could use the balance of $0.7 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.

  We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.  During the nine months ended September 30, 2013, we received proceeds from the sale of property and equipment of approximately $10.5 million and purchased approximately $10.1 million of property and equipment.  Net capital expenditures during the nine months ended September 30, 2013, included $0.04 million for facility expansions and other expenditures.

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

Management believes these polices most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns, and from net operating loss carryforwards.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at September 30, 2013, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the nine months ended September 30, 2013, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

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

In light of our net losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at September 30, 2013.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets. At September 30, 2013, we determined that no impairment of value existed.

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

  On September 26, 2013 Knight Transportation, Inc. (“Knight”) filed a Schedule 13D with the Securities and Exchange Commission stating it had acquired 829,946 shares of our common stock (approximately 7.9%) for the purpose of pursuing a merger with us. Knight also disclosed in this filing that it had made an offer to our Board of Directors on August 28, 2013 proposing an all cash offer of $9.00 per share for all of our outstanding shares of common stock.  Subsequent to this filing, Knight reported that it had increased its holdings in our stock to 1,304,517 shares (approximately 12.4%).  On September 26, 2013, the Company issued a press release regarding Knight’s unsolicited proposal, indicating that our Board of Directors had previously reviewed Knight’s unsolicited proposal with the Company’s management team and independent financial and legal advisors, that the Board unanimously concluded that the proposal substantially undervalued the Company in light of the initiatives undertaken by the new management team, and the proposal was not in the best interests of the Company and its stockholders.  The Company also indicated in the release that it had offered to meet with Knight to discuss the reasons why the Knight offer was inadequate.  On October 10, 2013, we filed a breach of contract complaint in the Circuit Court of Crawford County, Van Buren, Arkansas, styled USA Truck, Inc. v. Knight Transportation, Inc., Docket No. 17CV-13-302-II, alleging, among other things, that Knight misused confidential information in violation of a confidentiality agreement between Knight and the Company, by disclosing prior confidential discussions between Knight and the Company, and by using confidential information in connection with the above mentioned stock acquisitions.  The lawsuit seeks to require Knight to divest the shares it acquired in violation of the confidentiality agreement.

ITEM 1A.   RISK FACTORS

  While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2012, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe there have been any material changes in these risks during the nine months ended September 30, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent unregistered sales of securities.

None.

(b) Use of proceeds from registered sales of securities.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

None.

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

3.4
Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on September 2, 1997 [the “Form 8-A/A”]).

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

31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
#		Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	October 25, 2013	By:	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

Date:	October 25, 2013	By:	/s/ Clifton R. Beckham
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

3.4
Certificate of Amendment to Certificate of Incorporation of the Company filed April 29, 1993 (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on September 2, 1997 [the “Form 8-A/A”]).

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

31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
#		Filed herewith.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	October 25, 2013	By:	/s/ John M. Simone
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	October 25, 2013	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
Principal Financial Officer

A signed original of this written statement required by Section 302 has been provided to USA Truck, Inc. and will be retained by USA Truck, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

____________________________________________________________________________________

In connection with this quarterly report on Form 10-Q of USA Truck, Inc. (the “Company”) for the period ended September 30, 2013 (the “Report”), I, John M. Simone, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	October 25, 2013	By:	/s/ John M. Simone
John M. Simone
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to USA Truck, Inc. and will be retained by USA Truck, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

_____________________________________________________________________________________

In connection with this quarterly report on Form 10-Q of USA Truck, Inc. (the “Company”) for the period ended September 30, 2013 (the “Report”), I, Clifton R. Beckham, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	October 25, 2013	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to USA Truck, Inc. and will be retained by USA Truck, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.