Form 10-K
USA TRUCK INC
filed 2014-03-21
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large Accelerated Filer____         Accelerated Filer _____         Non-Accelerated Filer ____        Smaller Reporting Company__X__
    (Do not check if a smaller reporting company)
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second quarter was $65,432,029 (in making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and affiliated holders of more than 10% of the registrant's outstanding common stock as of the last business day of the registrant's most recently completed second quarter, and no other persons, are affiliates).

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of March 14, 2014 is 10,518,049.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Part of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement to be sent to stockholders	Part III
in connection with the 2014 Annual Meeting

PART I

Item 1.	BUSINESS

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Annual Report on Form 10-K, statements relating to our strategies and initiatives, our ability to gain market share, future rates, our relationships with customers and suppliers, future insurance and claims experience, future driver market, future driver pay, future equipment trades, future acquisitions and dispositions of revenue equipment, future equipment prices, future functioning of our information technology systems, impact of regulations, future profitability, future fuel prices, our ability to recover costs through our fuel surcharge program, future purchased transportation expense, future operations and maintenance costs, future depreciation and amortization, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A., Risk Factors," set forth below.  Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

We are a transportation and logistics provider headquartered in Van Buren, Arkansas, with terminals, offices and staging facilities located throughout the United States.  We transport commodities throughout the continental United States and into and out of portions of Canada.  We also transport general commodities into and out of Mexico by allowing through-trailer service from our terminal in Laredo, Texas, which is operated by our wholly owned subsidiary.  Generally, we transport full dry van trailer loads of freight from origin to destination without intermediate stops or handling. To complement our Truckload operations, we provide dedicated, brokerage and rail intermodal services.  Through our asset based and non-asset based capabilities, we transport many types of freight for a diverse customer base in industries such as industrial machinery and equipment, rubber and plastics, retail stores, paper products, durable consumer goods, metals, electronics and chemicals.  Our business is classified into three operating segments:  Trucking (which consists of our Truckload and Dedicated Freight service offerings), Strategic Capacity Solutions (“SCS”) (which consists entirely of our freight brokerage service offering), and Intermodal (which consists of our rail intermodal service offering).  These three operating segments are disclosed as two reportable segments with SCS and Intermodal being aggregated into one reportable segment, which we refer to as “SCS.”

Our Truckload freight services utilize equipment we own or equipment owned by independent contractors for the pick-up and delivery of freight.  Our Truckload service offering transports freight over irregular routes as a medium- to long-haul common carrier.  Our Dedicated Freight service offering provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.  Our rail Intermodal service offering provides our customers cost savings alternatives to Truckload with a slightly slower transit speed, while allowing us to reposition our equipment to maximize our freight network yield.  At December 31, 2013, our Trucking fleet consisted of 2,166 in-service tractors and 6,054 in-service trailers and our average length-of-haul for 2013 was 599 miles.

Our SCS and Intermodal operating segments are intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.  For the year ended December 31, 2013, our SCS and Intermodal operating segments represented approximately 24.1% and 2.4%, respectively, of our consolidated revenue.

The discussion of our business in this Item 1 focuses primarily on Trucking, which is our dominant segment, producing 73.5% of our total base revenue in 2013.

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

Background

From 2009 through early 2012, we pursued a strategy of (i) shortening our length of haul to better position our Trucking assets into traffic lanes and markets with growing demand, and (ii) diversifying our operating model toward less asset-intensive services.

During that timeframe, we shortened our length of haul by 25.9% from 718 in 2008 to 532 in 2011, and simultaneously increased in our Trucking base revenue per loaded mile by 12.3% from $1.450 to $1.629.  However, the more difficult operating requirements of the shorter-haul freight adversely impacted the efficiency of our Trucking operations, reducing our miles per seated tractor per week by 12.3% from 2,288 in 2008 to 2,007 in 2011.  The reduced miles per seated tractor contributed to elevated driver turnover during 2011, which resulted in 9.0% of our total tractor fleet being unseated during 2011 compared to 3.3% in 2008.

We began extending the average length of haul in our Trucking segment in 2012 to improve our miles per seated tractor per week.  During 2013, we extended our length of haul by 57 miles, or 10.5%, and consolidated our operations into fewer markets and traffic lanes to build more freight density and drive further improvements in asset productivity.

We hired John M. Simone as President and Chief Executive Officer in February 2013.  Mr. Simone reconstituted our executive management team, crafted and began implementing a strategic plan that we believe will return us to profitability and restore shareholder value.  The key components of the plan are profitable revenue growth, operational execution and cost effectiveness.

Profitable Revenue Growth.  The plan incorporates certain elements of our previous strategy, including rapidly growing our SCS segment and continuing to refine our freight network toward a more efficient mix of lanes and markets.  We have supplemented those elements with a more robust and defined strategy to market our broad offering of services to our existing customers and to accelerate the growth and development our dedicated freight service offering.

Operational Execution. We have detailed initiatives in place that we believe will improve our safety performance, asset productivity, driver retention, fuel economy, maintenance operations and customer service.

Cost Effectiveness.  We have identified 27 high-leverage activities that do not add value for our customers and removed them from our operations.  Many of these activities are closely linked to our operational execution initiatives.

We believe the greatest potential for improved operational and financial performance is in the areas of miles per seated truck, number of seated trucks, insurance and claims expense, maintenance expense, and miles per gallon.

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

The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market.  This segment is characterized by many small carriers having revenues of less than $1 million per year and relatively few carriers with revenues exceeding $100 million per year.  According to Transport Topics, measured by annual revenue, the 45 largest truckload carriers accounted for approximately $24.5 billion of the for-hire truckload market in 2012.  We were ranked number 29 of the largest for-hire truckload carriers based on total revenue for 2012.  The industry continues to undergo consolidation.  In addition, the recent challenging economic times have contributed to the failure of many trucking companies and made entry into the industry more difficult.

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

Marketing and Sales

We focus the majority of our marketing efforts on customers with premium service requirements and who have heavy shipping needs within our primary operating areas.  Offerings to these customers include dry van truckload, dedicated freight, and SCS, which includes freight brokerage and rail intermodal service offerings.  The focus of our sales efforts are to a broad spectrum of companies with an end to end service offering that includes dry van truckload, dedicated freight, intermodal, and freight brokerage.  We market one or more offerings to our customers, with 96% of our top 100 customers utilizing more than one of our services.  This permits us to position available equipment strategically so that we can be more responsive to customer needs.  We believe it also helps us achieve premium rates and develop long-term, service-oriented relationships.  Our team members have a thorough understanding of the needs of shippers in many industries.  These factors allow us to provide reliable, timely service to our customers.  For 2013, approximately 93.5% of our total revenue was derived from customers that were customers prior to 2013, and we have provided services to our top 10 customers for an average of approximately 10.3 years.  We provided service to 1,220 customers in 2013.

The table below shows the percentage of our total revenue attributable to our top ten and top five customers and largest customer for the periods indicated.
	Year Ended December 31,
	2013	2012
Top 10 customers	27%	29%
Top 5 customers	16%	18%
Largest customer	4%	6%
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

We require customers to have credit approval before dispatch.  We bill customers at or shortly after delivery and, during 2013, receivables collection averaged approximately 40 days from the billing date, compared to an average of approximately 38 days during 2012.

Operations

We are primarily a dry van truckload carrier transporting general commodities via our Truckload and Dedicated Freight service offerings.  We transport commodities throughout the continental United States and into and out of portions of Canada.  We also transport general commodities into and out of Mexico by allowing through-trailer service from our terminal in Laredo, Texas.  The following table shows our total Company average length-of-haul and the average length-of-haul for two of our Trucking segment’s service offerings, in miles, for the periods indicated.

	Year Ended December 31,
	2013	2012
Total Trucking	599	542
Truckload	614	554
Dedicated Freight	440	385

Our Operations Department of our Trucking segment consists primarily of our driver managers, load planners and customer service representatives.  Each driver manager supervises approximately 40 drivers in our various service offerings, and our driver managers are the primary contacts with our drivers.  They monitor the location of equipment and direct its movement in the safest, most efficient and practicable manner.  Load planners assign all available units and loads in a manner that maximizes profit and minimizes costs.  Customer service representatives solicit freight and ensure on-time delivery by monitoring loads.  The Operations Department focuses on making trucks available for dispatch, selecting profitable freight and efficiently matching that freight to available trucks, all of which must be achieved without sacrificing customer service, equipment utilization, driver retention or safety.

We operate our Trucking segment primarily in the U.S. with minor operations in Canada and Mexico.  Substantially all of our revenue is generated from within the U.S.  All of our tractors are domiciled in the U.S., and for 2013, approximately 10.3% of our revenue was generated in Canada and Mexico, while for 2012 and 2011, we estimate that less than ten percent of our revenue was generated in those countries.  We do not separately track domestic and foreign revenue from customers or domestic and foreign long-lived assets, and providing such information would not be meaningful.  All of our long-lived assets are, and have been for the last three fiscal years, located within the U.S.

We operate our SCS segment through a network of 10 branch offices located throughout the continental U.S.  SCS does not own or operate tractors or trailers.  Rather, the business model is built around the capabilities of our employees to provide consistent service to our customers.  The specific locations of our branch offices were selected for the availability of talent in those markets.  We employed approximately 90 people in SCS during 2013. Most of them interact directly with SCS customers, matching customers’ freight needs with available third party capacity in the marketplace.  The remaining employees qualify and review the safety and service performance of our third party carriers.

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

Safety training for new drivers begins in orientation, when newly hired team members are taught safe driving and work techniques that emphasize the importance of our commitment to safety.  Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to our new drivers.  New drivers who graduate from our on-the-road program must then successfully complete post-training classroom and road testing before being assigned to their own tractor.  Additionally, all Company drivers participate in on-going training that focuses on collision and injury prevention.

To reinforce and promote safety concepts Company-wide, we conduct monthly safety training courses designed to keep our drivers up-to-date on safety topics and to reinforce and advance professional driving skills.  Additionally, we conduct safety meetings with operations and other non-driver personnel to address specific safety-related issues and concerns.

We also have in place a corrective action program designed to evaluate each driver’s safety record to help determine whether a driver needs additional training and whether the driver is eligible for continued employment.  We have a Company-wide communication network including on-board computers designed to facilitate rapid response to safety issues and a driver counseling and retraining system to assist drivers who need additional assistance or training.  We have safety personnel at our high traffic terminal locations around the country to provide hands-on remedial and skills development training to our drivers.

We have an economic awards program to reward those drivers who have achieved specified safety milestones.  Drivers are recognized at the annual President’s Pillar of Safety Banquet, and outstanding drivers are also recognized in Company-wide publications and media releases announcing the drivers’ achievements.  Driver safety achievements are also rewarded with cruises, one-year assignment of a new tractor, special jackets, uniform patches, caps, letters of recognition and other awards that identify the driver as having reached a safety milestone.

We maintain a modern fleet of tractors and trailers.  This factor, in conjunction with the regular safety inspections that our drivers and our Maintenance Department conduct on our equipment, assists us in our goal of having equipment that is well-maintained and safe.  Our tractors are equipped with anti-lock braking systems and electronic governing equipment that limits the maximum speed of our tractors to no more than 62 miles per hour. In addition, substantially all tractors added since 2008 are equipped with stability control systems, which assist in further reducing the potential for accidents.

Insurance and Claims

The primary risks for which we obtain insurance are cargo loss and damage, personal injury, property damage, workers’ compensation and employee medical claims.  We self-insure for a portion of claims exposure in each of these areas.

We maintain insurance with licensed insurance carriers in amounts that are above those for which we self-insure.  Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits.  An unexpected loss or changing conditions in the insurance market could adversely affect premium levels.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.  If these expenses increase, if we have to increase our reserves, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, our results of operations and financial condition could be materially and adversely affected.  Recently, we have significantly adjusted our long-term claims liability reserves, and future significant adjustments may occur.

Drivers and Other Personnel

Driver recruitment and retention are vital to our success.  Recruiting drivers is challenging given driver availability and our hiring standards and because enrollment levels in driving schools are volatile.  Retention is difficult because of wage and job fulfillment considerations.  Driver turnover, especially in the early months of employment, is a significant problem in our industry, and the competition for qualified drivers is intense.  We have seen the driver market tighten as a result of the DOT’s Compliance Safety Accountability program (“CSA”) (formerly “Comprehensive Safety Analysis 2010”) and other regulatory changes, and we expect that to continue.  In order to attract and retain drivers, we must continue to provide safe, attractive and comfortable equipment, direct access to management and competitive wages and benefits designed to encourage longer-term employment.  We have experienced further tightening in qualified driver availability since more restrictive hours-of-service regulations promulgated by the DOT became effective in July 2013.

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

On December 31, 2013, we had approximately 2,750 team members, including approximately 2,100 driver team members.  We do not have any team members represented by a collective bargaining unit. In the opinion of management, our relationship with our team members is good.

Revenue Equipment and Maintenance

Our policy is to replace most tractors within 48 to 60 months and most trailers within 120 to 168 months from the date of purchase.  Because maintenance costs increase as equipment ages, we believe these trade intervals allow us to more closely control our maintenance costs and to economically balance those costs with the equipment’s expected sale or trade values.  Such trade intervals also permit us to maintain substantial warranty coverage throughout our period of ownership.

We make equipment purchase and replacement decisions based on a number of factors, including new equipment prices, the used equipment market, demand for our freight services, prevailing interest rates, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications and driver comfort.  Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors or trailers from time to time.  Generally, our primary business strategy of fully leveraging the significant capital investment in our current fleet of tractors and trailers requires us to improve the profitability of our existing assets before we consider materially adding to the fleet size.

In January 2011, we began installing trailer tracking technology and cargo sensors and at December 31, 2013, we had outfitted approximately 5,736 trailers with this technology.  This new technology has contributed to more efficient asset utilization across our fleet, improved customer satisfaction through better asset allocation and load visibility and enhanced load security.  This technology is designed to provide managers the ability to view trailer assets in real-time and run customizable management and operational reports for each trailer in their fleet, which is allowing us to operate with a more efficient trailer-to-tractor ratio than we would otherwise.

The following table shows the number of units and average age of revenue equipment that we owned or operated under capital leases as of the indicated dates.

	Year Ended December 31,
	2013	2012
Tractors:
Acquired	350	325
Disposed	430	383
End of period total	2,166	2,246
Average age at end of period (in months)	33	32
Trailers:
Acquired	400	300
Disposed	437	527
End of period total	6,054	6,091
Average age at end of period (in months)	84	77

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

We finance revenue equipment purchases through our credit agreement, capital lease-purchase arrangements, fair market value lease agreements, proceeds from sales or trades of used equipment and cash flows from operations.  Substantially all of our tractors and trailers are pledged to secure our obligations under financing arrangements.

In addition to tractors that we own, we contract with independent operators for the use of their tractors and drivers in our operations.  We offer a lease-purchase program to drivers interested in owning their own equipment and becoming independent contractors.  Prior to October 2012, the program offered qualified drivers the opportunity to purchase their own tractors through a third-party financing program.  In October 2012, we began to provide direct financing for this program, whereby our drivers can purchase tractors directly from us through a long-term secured note.  At December 31, 2013, we had provided in-house financing for 25 tractors.

Beginning January 1, 2010, new federal emissions requirements became effective for all heavy-duty engines. These new requirements reduce the levels of specified emissions from heavy-duty engines manufactured in or after 2010, and resulted in cost increases when we acquired tractors equipped with these engines. In order to comply with the standards, new emissions control technologies, such as selective catalytic reduction (“SCR”) strategies and advanced exhaust gas recirculation (“EGR”) systems, are being utilized.  As of December 31, 2013, we had 1,276 tractors, or 59% of our fleet, with the 2010 emission engines including 1,196 tractors with SCR technology and 80 tractors with advanced EGR technology.

Technology

We maintain a data center that utilizes both a battery backup and a diesel generator for electrical redundancy.  The data center also houses two fully redundant air systems.  Over the past five years, we have been slowly transitioning our technology base from legacy mainframe based applications to third party systems. These include TMW for our operational systems, Microsoft Dynamics for our financial systems, TMW Synergize for document storage, and Microfocus for hosting remaining legacy systems.  This has allowed us to streamline our support to a single platform, both saving cost and allowing us to focus all our development efforts on a single platform. We continue to use our internal development capabilities to create customized decision-support tools for our operating personnel.  Our computer systems are monitored 24 hours a day by experienced information systems professionals.  We employ many preventive measures, including daily backup of our information systems processes, server clustering and a dynamic VM environment to achieve high availability.  We are finalizing plans to implement a secondary data center to house a real time copy of our production systems in the event of a catastrophic failure at the primary data center, which we expect to be fully operational by the end of 2014.  In January 2014, we began transitioning to a new risk management information technology system that will manage our insurance and claims, and related reserves, for claims incurred after December 31, 2013.

The technology we use in our business enhances all aspects of our operations and enables us to consistently deliver superior service to our customers.  We are able to closely monitor the location of all our tractors and to communicate with our drivers in real time through the use of a satellite-based equipment tracking and driver communication system.  We are installing the newest PeopleNet in-cab technology in 2014 and anticipate the entire fleet will be able to take advantage of eDVIR, eLogs and truck diagnostics.  This enables us to efficiently dispatch drivers in response to customers’ requests, to provide real-time information to our customers about the status of their shipments and to provide documentation supporting our accessorial charges, which are charges to customers for additional services such as loading, unloading or equipment delays.  In addition, we utilize satellite-based equipment tracking devices and cargo sensors on most of our trailers.  These tracking devices provide us with visibility on the locations and load status of our trailers at all times.

Regulation

Our operations are regulated and licensed by various government agencies, including the DOT.  Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations.  The Company currently has a satisfactory DOT safety rating, which is the highest available rating under the current safety rating scale.

The DOT, through the Federal Motor Carrier Safety Administration (the “FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service.  On December 27, 2011, the FMCSA published its 2011 Hours of Service Final Rule (the “2011 Rule”).  The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours.  The 2011 Rule provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m.  These rule changes became effective on July 1, 2013.  The 2011 Rule also adjusted the definition of “off duty time” to exclude from hourly limits driver time spent in a parked vehicle, which became effective February 27, 2012, and also defined what hours-of-service rule violations are considered “egregious,” providing for enhanced penalties to carriers when such violations occur.  On August 2, 2013, in response to petitions filed by trucking industry association and consumer advocate groups, the U.S Court of Appeals for the D.C. Circuit upheld the 2011 Rule, except for the 30-minute break provision as it applies to short-haul drivers.

Effective July 1, 2013, we began dispatching drivers under the revised hours-of-service rules and are taking steps to attempt to minimize the impact of the rule changes.  While it is too early to measure the ongoing impact of the 2011 Rule on driver and truck productivity, anecdotal evidence from our industry suggests a modest reduction in average miles per tractor as a result of the revised hours-of-service rules.  We do not have a reliable measurement of the impact on our operations, but we believe that impact has been less obvious than that experienced in the broader industry because we experienced higher year-over-year miles per seated tractor during the last six months of 2013.  We believe our improved productivity over that time period was the result of company-specific initiatives that might have produced even greater year-over-year improvements if not for the hours of service rule changes.  Additional time will be required to understand fully the impact of the rules, but we continue to believe the revised hours-of service rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We do not expect these new rules to negatively impact our operations to the same extent as the broader industry because we are not yet utilizing our equipment at a high level of efficiency.

The FMCSA is considering revisions to the existing safety rating system and the safety labels assigned to motor carriers evaluated by the DOT.  As stated above, we currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business because some of our customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.  Under the revised rating system being considered by the FMCSA, our safety rating could be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

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

We have exceeded the established intervention thresholds in more than one of the seven safety related standards of CSA.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations.  In regard to Unsafe Driving, the Company has implemented education, messaging, policy changes, speed alarms, and other driver criteria to address the incurred violations.  As it relates to Hours of Service violations, in addition to the implementation of electronic logging devices, the Company has implemented additional training procedures, enhanced its fleet-wide messaging system, and made related policy changes in an effort to reduce these violations.

In 2011, the FMCSA issued new rules that would require nearly all carriers, including us, to install and use electronic on-board recording devices (“EOBRs,” now referred to as electronic logging devices, or “ELDs”) in their tractors to electronically monitor truck miles and enforce hours of service.  These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011.  Congress passed a federal transportation bill in July 2012 that requires promulgation of rules mandating the use of ELDs by July 2013 with full adoption for all trucking companies no later than July 2015.  The FMCSA has not issued rules in this regard, and it is uncertain when adoption of these rules will occur.  At this time, we believe that mandated installation of ELDs could cause an increase in driver turnover, adverse information in litigation, cost increases and decreased asset utilization.  At the time we fully upgrade our fleet with ELDs, we expect to incur additional costs, which we believe will not have a material impact on our consolidated financial position, results of operations and cash flow, but are not able to project the impact, if any, the ELD upgrade will have on our tractor productivity.  Additionally, we believe that the pending ELD mandate, together with the revised hours-of-service rules and other regulations, could result in a reduction in effective trucking capacity to service increased demand.  We are currently implementing the use of ELDs, and expect the transition to be completed during 2014.  As of December 31, 2013, we had ELDs aboard 115 tractors, and we expect to complete the implementation for our remaining tractors in 2014.

We continue to monitor the actions of the FMCSA with respect to each of the foregoing and evaluate all of its proposed rules in an effort to determine their impact on our operations.

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

The Environmental Protection Agency (the “EPA”) adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 2002, January  2007, and January 2010.  Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy.

In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration (“NHTSA”) and the EPA to develop new, stricter fuel efficiency standards for heavy trucks.  In 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, which include tractors we utilize.  These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, and equates to approximately four gallons of fuel for every 100 miles traveled.  In addition, in February 2014, President Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium-and heavy-duty vehicles, including tractors we utilize, and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards by March 31, 2016.  We believe these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings.  We cannot predict, however, the extent to which our operations and productivity will be impacted.

The California Air Resource Board also has adopted emission control regulations which will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California.  The tractors and trailers subject to these regulations must be either EPA Smart Way certified or equipped with low-rolling, resistance tires and retrofitted with Smart Way-approved aerodynamic technologies.  Enforcement of these CARB regulations for model year 2011 equipment began in 2010 and will be phased in over several years for older equipment.  We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions.  Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  Compliance with such regulations may increase the cost of any new tractors and trailers, may require us to retrofit certain of our equipment, and could impair equipment productivity and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the newly-designed diesel engines and the residual value of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Beginning October 2013, any entity acting as a broker or a freight forwarder is required to obtain authority from the FMCSA, and is subject to a minimum $75,000 financial security requirement, increased from the previous requirement of $10,000.  We are licensed by the FMCSA as a property broker and are in compliance with the financial security requirement.  This new requirement may limit entry of new brokers into the market or cause current brokers to exit the market.  Such persons may seek agent relationships with companies such as us to avoid this increased cost.  If they do not seek out agent relationships, the number of brokers in the industry could decrease.

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

Our business is subject to general economic, credit and business factors affecting the trucking industry that are largely out of our control, any of which could have a material adverse effect on our operating results.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  The factors that have negatively affected us, and may do so in the future, include volatile fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, higher interest rates, higher license and registration fees, increases in insurance premiums, higher self-insurance levels, increases in collisions, injuries and adverse claims and difficulty in attracting and retaining qualified drivers and independent contractors.  Additionally, changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues, and result in higher operating costs.

We are also affected by recessionary economic cycles, such as the period from 2007 to 2009, and by downturns in customers’ business cycles.  Such economic conditions can decrease freight demand and increase the supply of tractors and trailers, thereby exerting downward pressure on rates or equipment utilization and may adversely affect our customers and their ability to pay for our services.  Additionally, it is not possible to predict the effects of armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations.

While the economy has shown signs of improvement compared to the recessionary levels of 2007 to 2009, the economy remains relatively weak with high unemployment, relatively low consumer confidence and diminished consumer spending.  If the economy and credit markets return to the recent recessionary levels, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence and domestic spending further decline.  We may not be able to access our current sources of credit, and our lenders may not have the capital to fund those sources.  We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments, or for general corporate purposes.  As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all.  If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, current operations, results of operations, and potential investments.

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

For the years ended December 31, 2013 and 2012, we incurred net losses of $9.1 million and $17.7 million, respectively.  Achieving profitability depends upon numerous factors, including our ability to increase our average revenue per tractor, increase velocity, improve driver retention and control expenses.  We might not achieve profitability or, if we do, we may not be able to sustain or increase profitability in the future.   If we are unable to achieve profitability, our liquidity, financial position, and results of operations will continue to be adversely affected.

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

We may not be successful in implementing new management, operating procedures and cost savings initiatives.

As part of our long-term turnaround plan, we recently have made changes to our management team and structure, as well as our operating procedures.  These changes may not be successful or may not achieve the desired results.  We may require additional training or different personnel to implement successfully these procedures, all of which may result in additional expense, delays in obtaining results, or disruptions to our operations.  Some of these changes include customer service and driver management changes and cost savings initiatives.  These changes and initiatives may not improve our results of operations, including asset productivity, tractor utilization, driver retention and base revenue per mile.  In addition, we may not be successful in achieving the expected savings in our cost structure, including the areas of insurance and claims, equipment maintenance, equipment operating costs, and fuel economy.  In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted.  Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our new or growing services.

Ongoing insurance and claims expenses could significantly reduce our earnings.

If the number or severity of claims increases or if the costs associated with claims otherwise increase, our operating results will be adversely affected.  The time that such costs are incurred may significantly impact our operating results for a particular quarter, as compared to the comparable quarter in the prior year.  In addition, if we were to lose our ability to self-insure for any significant period of time, our insurance costs would materially increase, and we could experience difficulty in obtaining adequate levels of coverage. Due to our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.  Further, our self-insured retention levels could change and result in additional volatility.  Recently, we have significantly adjusted our long-term claims liability reserves, and future significant adjustments may occur.

We could experience increases in our insurance and claims expenses in the future if we have an increase in coverage, a reduction in our self-retention level, if we experience a claim in excess of our coverage limits, if we experience a claim for which we do not have coverage, if we have to increase our reserves or if our claims experience deteriorates.  If our insurance or claims expense increases, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

Healthcare legislation and inflationary cost increases also could negatively impact our financial results by increasing our annual employee healthcare costs going forward.  Although we cannot presently determine the extent of the impact healthcare costs will have on our financial performance, we do expect such costs will increase a minimum of approximately $243,000 during 2014.  In addition, rising healthcare costs could force us to make changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

In 2012, we entered into a new $125.0 million revolving credit agreement (the “Revolver”).  We also have numerous other financing arrangements.  Although there are no negative covenants relating to financial ratios or minimum balance sheet requirements, the Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business and affiliate transactions.  The Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to an additional $50.0 million, subject to customary conditions and lender participation.  If we fail to comply with any of our financing arrangement covenants, restrictions and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral or impose significant fees and transaction costs.  If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition and results of operations

Under the Revolver’s terms, we are required to maintain a minimum collateral cushion above the maximum facility size, referred to as “suppressed availability.” During 2014 (after giving effect to an amendment to the Revolver signed on March 14, 2014, and effective as of December 31, 2013), failure to maintain the minimum suppressed availability threshold of $30.0 million will reduce our borrowing availability by the amount of the shortfall below $30.0 million.  After 2014, failure to maintain the minimum suppressed availability threshold will reduce the advance rate on eligible revenue equipment and, if at least $20.0 million is not maintained, a permanent amortization of our borrowing base at the rate of 1/72nd, or approximately $1.5 million, per month would result. At December 31, 2013, our suppressed availability was $24.0 million, which reduced our borrowing availability by $6.0 million, to $33.4 million.  Future fluctuations in the amount and value of equipment serving as collateral under the Revolver will impact our borrowing availability. We may find it necessary or desirable to enter into additional amendments to our Revolver in the future, and we may be unable to comply with requirements for suppressed availability in the future.

We have significant ongoing capital requirements that could adversely affect our financial condition, results of operations and cash flows if we are unable to generate sufficient cash from operations, or obtain financing on favorable terms.

The truckload industry is capital intensive.  Historically, we have depended on cash from operations, borrowings from banks and finance companies, and lease instruments to expand and upgrade our revenue equipment.  Including equipment we expect to finance with operating leases, we expect capital expenditures for our revenue equipment to increase from the level we experienced in 2013 as we continue to replace and upgrade our fleet.  If we are unable to generate sufficient cash from operations and obtain borrowing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods.  Accordingly, we may be unable to decrease the age of, or expand, our tractor and trailer fleet, which would materially and adversely affect our financial condition.

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

We are in the midst of a multi-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms.  We purchased off-the-shelf products for our core software needs and developed value-added, decision-support software applications internally.  In July 2011, we migrated our Operations system from our legacy mainframe onto off-the-shelf software, which had a significant adverse effect on our business and operating results.  Although this was the most significant and risky part of our multi-year process, we have a few remaining systems to convert which could also cause delays, complications or additional costs, which could have a material adverse effect on our business and operating results.  We anticipate legacy mainframe applications should be completely migrated to newer platforms by December 2014.

During 2013, we began developing a plan to host all of our production systems at a remote data center.  This data center will replicate all production data back to the data center at our headquarters which will protect our information in the event of a fire or other significant natural disaster.  The objective for this project is to have any system recovered within four hours of an incident.

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

A significant portion of our revenue is generated from our major customers.  For fiscal year 2013, our top 10 customers accounted for approximately 27% of our revenue, our top five customers accounted for approximately 16% of our revenue and our largest customer accounted for approximately 4% of our revenue.  Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent.  Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if our customers were to delay or default on payments to us.  Generally, we do not have long-term contracts with our major customers, and we cannot assure you that our customer relationships will continue as presently in effect.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

Continued management and key employee turnover or failure to attract and retain qualified management and other key personnel, could harm our business, financial condition and results of operations.

We are dependent upon the services of our executive management team, which has experienced significant changes in recent years.  Continuing or unexpected turnover in key leadership positions within the Company may adversely impact our ability to manage the Company efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations, improve our earnings consistency and position ourselves for long-term revenue growth.

We experienced substantial turnover among our personnel, particularly among our accounting and finance personnel, during 2013.  Turnover of personnel could create operational inefficiencies, difficulties in efficiently and accurately closing our financial statements or the need to restate prior results that could harm our business, financial condition and results of operations.  Furthermore, we must successfully integrate new management and personnel into the Company to achieve our operating objectives and failure to do so could adversely affect our results of operations and strategic initiatives.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces.  Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and hours-of-service.  We do not have a reliable measurement of the impact of the more restrictive hours of service regulations that became effective in July 2013 on our operations, but we believe that impact has been less obvious than that experienced in the broader industry because we experienced higher year-over-year miles per seated tractor during the last six months of 2013.  We believe our improved productivity over that time period was the result of company-specific initiatives that might have produced even greater year-over-year improvements if not for the hours of service rule changes.  Such matters as weight and equipment dimensions also are subject to government regulations.  We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations.

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

From time to time, some tractor and trailer vendors have reduced their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts.  As conditions changed, some of those vendors have had difficulty fulfilling the increased demand for new equipment.  There have been periods when we were unable to purchase as much new revenue equipment as we needed to sustain our desired growth rate and to maintain a late-model fleet.  We may experience similar difficulties in future periods.  Also, to meet the more restrictive EPA emissions standards promulgated in 2007 and in 2010, vendors have had to introduce new engine technology.  An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the price or availability of fuel, hedging activities, the volume and terms of diesel fuel purchase commitments, surcharge collection and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses.  Diesel fuel prices fluctuate greatly due to economic, political, natural, regional and other factors beyond our control.  Fuel pricing also can be affected by the rising demand in developing countries and could be adversely impacted by the use of crude oil and oil reserves for other purposes and diminished drilling activity.  Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our results of operations and financial condition.  From time to time, we may use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations.  If we do hedge, we may be forced to make cash payments under the hedging arrangements.  We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us from the full effect of increases in fuel prices.  The terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  For example, any current week’s fuel surcharge rate is based on the prior week’s national average diesel price.  Thus, in periods of rising prices, the current week’s fuel surcharge is based on the prior week’s lower diesel price while we are paying the current week’s higher diesel price at the pump.  Also, during times of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies.  A failure to improve our fuel price protection through these measures, further increases in fuel prices, or a shortage or rationing of diesel fuel could materially and adversely affect our results of operations.

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

If our independent contractors are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that independent contractors in the trucking industry are employees rather than independent contractors.  Proposed federal legislation would make it easier to reclassify independent contractors as employees.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with this initiative.  Further, class actions and other lawsuits have been filed in our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the transportation and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  We also maintain above-ground bulk fuel storage tanks and fueling islands at four of our facilities and one leased facility has below-ground bulk fuel storage tanks.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on us.  Federal and state lawmakers are considering a variety of climate-change proposals and new greenhouse gas regulations that could increase the cost of new tractors, impair productivity and increase our operating expenses.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

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

Increased prices, reduced productivity and design changes of new engines may adversely affect our earnings and cash flows.

We are subject to risk with respect to prices for new tractors.  Prices may increase, among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers.  More restrictive EPA emissions standards have required vendors to introduce new engines. Beginning in 2013, these regulations also require that all heavy-duty diesel engines built for highway applications over 14,000 pounds include certified onboard diagnostics systems to monitor emissions.  Tractors that meet these heightened standards are more expensive than non-compliant tractors.  As of December 31, 2013, in excess of 99% of our tractor fleet was comprised of tractors with engines that met the EPA mandated clean air standards that became effective in 2007 and 2010.  We expect to continue to pay increased prices for equipment that meets the EPA mandated clean air standards.  Further, as with any engine redesign, there is a risk that the newly-designed engines will have unforeseen problems that could adversely impact our business.  In sum, these regulations have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs, and continued increases in pricing or costs may have an adverse effect on our business and results of operations.

The Regulation section in Item 1 of Part 1 of this Annual Report on Form 10-K discusses in detail several proposed, pending and final regulations that could significantly affect our business and operations.

Fluctuations in the prices of used revenue equipment may adversely affect our earnings and cash flows.

A decreased demand for used revenue equipment could adversely affect our business and operating results.  We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  The market demand for used equipment is difficult to forecast and, although our equipment disposal schedule may fluctuate, we currently expect the market demand and gains on disposal in 2014 to be comparable to demand experienced in 2013.  When the used equipment market is weak, it may increase our net capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment (or create a loss on sale of revenue equipment), or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market, any of which could have a material adverse effect on our operating results.

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

Certain provisions of our corporate documents and Delaware law, together with our stockholder rights plan, could deter acquisition proposals and make it difficult for a third party to acquire control of the Company.  This could have a negative effect on the price of our common stock.

Provisions in our certificate of incorporation may discourage, delay or prevent a merger or acquisition involving the Company that our stockholders may consider favorable.  For example, our certificate of incorporation authorizes our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock.  Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock, which could make it more difficult for a third party to acquire us.  Our certificate of incorporation also provides:

•
for a classified Board of Directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for re-election each year, making it more difficult for a third party to obtain control of our Board of Directors through a proxy contest;

•	that vacancies on our Board of Directors may be filled only by the remaining directors in office, even if only one director remains in office;

•	that directors may only be removed for “cause” and only by the affirmative vote of the holders of at least a majority of our outstanding common stock;

•
that the affirmative vote of the holders of at least 66 2/3% of the voting power of our issued and outstanding common stock is required to approve any merger or consolidation with any other business entity that requires approval of our stockholders;

•	that stockholders can only act by written consent if such consent is signed by the holders of at least 66 2/3% of our outstanding common stock; and

•	provides that each of the provisions set for above may only be amended by the holders of at least 66 2/3% of our outstanding common stock.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control.  For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

Finally, we have a stockholder rights plan to ensure fair treatment in the event of an unsolicited takeover attempt regarding the Company to ensure that we and our Board of Directors have adequate time to review any unsolicited takeover attempt for adequacy and fairness.  This plan, combined with each of the defensive measures listed above, could discourage potential acquisition proposals and could delay or prevent a change in control of the Company.  These deterrents could adversely affect the price of our common stock and make it difficult to remove and replace members of our Board of Directors or management.

The rights plan is set to expire on November 21, 2014; however, the rights plan will continue after our 2014 Annual Meeting of Stockholders, scheduled for May 23, 2014, only upon stockholder approval at such meeting.

Knight Transportation, Inc.’s unsolicited takeover proposal was, and any future unsolicited offers may be, disruptive to our business.

On September 26, 2013, Knight Transportation, Inc. (“Knight”) announced its unsolicited takeover proposal for our outstanding common stock.  Responding to Knight’s unsolicited proposal, exploring the availability of alternative transactions that reflect our full intrinsic value and instituting legal action in connection with Knight’s tender offer created a significant distraction for our management team and required us to expend significant time and resources, and any future unsolicited proposals may lead to similar disruptions.  Moreover, the hostile and unsolicited nature of the proposal may have further disrupted our business by causing uncertainty among current and potential employees, suppliers and customers, which could negatively impact our financial condition, results of operations and strategic initiatives and cause volatility in our stock price.  These consequences, alone or in combination, may have a material adverse effect on our business. Additionally, we have entered into a retention bonus plan and a change in control/severance plan with certain of our officers, including our named executive officers, and members of our management team.  The participants of these retention and change in control arrangements may be entitled to severance payments and benefits upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of the Company (each as defined in the applicable plan).  These retention and change in control arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.  The legal action we instituted in connection with Knight's unsolicited offer settled on February 4, 2014, pursuant to which Knight entered into a voting agreement and a standstill agreement with us.  While this resolved the uncertainty with respect to Knight’s unsolicited offer, any future takeover attempt could have a disruptive impact on our business.

We face various risks associated with stockholder activists.

Activist stockholders have advocated for certain changes at the Company. Such activist stockholders or potential stockholders may attempt to gain additional representation on or control of our Board of Directors, the possibility of which may create uncertainty regarding our future. These perceived uncertainties may make it more difficult to attract and retain qualified personnel, raise customer concerns, or cause volatility in our stock.

A potential proxy contest would be disruptive to our operations and cause us to incur substantial costs. The SEC has proposed to give stockholders the ability to include their director nominees and their proposals relating to a stockholder nomination process in our proxy materials, which would make it easier for activists to nominate directors to our Board of Directors.  The SEC's proposed rule was struck down by a federal court in 2011.  However, if the SEC is successful in implementing a similar rule in the future, we may face an increase in the number of stockholder nominees for election to our Board of Directors. Future proxy contests and the presence of additional activist stockholder nominees on our Board of Directors could interfere with our ability to execute our long-term turnaround plan and other strategic initiatives, be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees.

Additionally, we could be subjected to activist stockholder lawsuits.  Such lawsuits are time-consuming and could require us to incur substantial legal fees and proxy costs in defending our position.  Among other things, such lawsuits divert management's time and attention from operations and can also cause distractions among employees.

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

Our network consists of 22 facilities, which includes SCS offices and one terminal facility in Laredo, Texas, which is one of the largest inland freight gateway cities between the U.S. and Mexico, operated by a wholly-owned subsidiary, International Freight Services, Inc.  We are actively seeking locations for additional facilities as we expand our brokerage footprint.  As of December 31, 2013, our active terminal, SCS and administrative facilities were located in or near the following cities:
	Shop	Driver Facilities	Fuel	Dispatch Office	Own or Lease
Terminal facilities:
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Yes	Own/Lease
Chicago, Illinois	Yes	Yes	No	No	Lease
Vandalia, Ohio	Yes	Yes	Yes	No	Own
Spartanburg, South Carolina	Yes	Yes	No	No	Own/Lease
Laredo, Texas	Yes	Yes	No	No	Own/Lease
Roanoke, Virginia (1)	Yes	Yes	Yes	No	Lease
Denton, Texas	Yes	No	No	No	Lease
Atlanta, Georgia	Yes	Yes	Yes	Yes	Lease
Carlisle, Pennsylvania	Yes	Yes	No	No	Lease
Phoenix, Arizona (2)	Yes	Yes	No	No	Lease

SCS facilities:
Springdale, Arkansas	No	No	No	Yes	Lease
Atlanta, Georgia	No	No	No	Yes	Lease
Naperville, Illinois	No	No	No	Yes	Lease
Addison, Texas	No	No	No	Yes	Lease
Buffalo, New York	No	No	No	Yes	Lease
Roseville, California	No	No	No	Yes	Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
Salt Lake City, Utah	No	No	No	Yes	Lease
Seattle, Washington	No	No	No	Yes	Lease
Los Angeles, California	No	No	No	Yes	Lease

Intermodal facilities:
San Diego, California (3)	No	No	No	Yes	Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own

Administrative facilities:
Burns Harbor, Indiana	No	No	No	Yes	Lease

(1)	Effective February 1, 2013, this terminal facility was closed.

(2)	During the first quarter of 2013, this terminal facility was closed.

(3)	During the first quarter of 2014, this Intermodal facility was closed.

Item 3.	LEGAL PROCEEDINGS

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

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that we had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million.  Blankenship appealed the jury verdict and Court order. On June 27, 2013, the 8th Circuit Court of Appeals entered an order affirming the jury verdict and attorneys’ fee award in our favor.  By order dated July 30, 2013, the 8th Circuit Court of Appeals denied all of Blankenship’s requests for further appellate review, effectively ending the litigation.  Blankenship filed bankruptcy in 2013, thus extinguishing our rights to collect the court ordered award of attorney’s fees.

On September 26, 2013, Knight filed a Schedule 13D with the Securities and Exchange Commission stating it had acquired 829,946 shares of our common stock (approximately 7.9%) for the purpose of pursuing a merger with us. Knight also disclosed in this filing that it had made an offer to our Board of Directors on August 28, 2013, proposing an all cash offer of $9.00 per share for all of our outstanding shares of common stock.  Subsequent to this filing, Knight reported that it had increased its holdings in our stock to 1,287,782 shares (approximately 12.2%).  On September 26, 2013, we issued a press release regarding Knight’s unsolicited proposal, indicating that our Board of Directors had previously reviewed Knight’s unsolicited proposal with the Company’s management team and independent financial and legal advisors, that the Board unanimously concluded that the proposal substantially undervalued the Company in light of the initiatives undertaken by the new management team, and the proposal was not in the best interests of the Company and its stockholders.  We also indicated in the release that we had offered to meet with Knight to discuss the reasons why the Knight offer was inadequate.  On October 10, 2013, we filed a breach of contract complaint in the Circuit Court of Crawford County, Van Buren, Arkansas, styled USA Truck, Inc. v. Knight Transportation, Inc., Docket No. 17CV-13-302-II (which was subsequently removed to the United States District Court for the Western District of Arkansas and captioned USA Truck, Inc. v. Knight Transportation, Inc., No. 2:13 cv 02238 PKH), alleging, among other things, that Knight misused confidential information in violation of a confidentiality agreement between Knight and the Company, by disclosing prior confidential discussions between Knight and the Company, and by using confidential information in connection with the above mentioned stock acquisitions.  The lawsuit seeks to require Knight to divest the shares it acquired in violation of the confidentiality agreement.

On February 4, 2014, we entered into a settlement agreement (the “Settlement Agreement”) with Knight for the purpose of resolving the litigation described above.  Pursuant to the Settlement Agreement, and without either the Company or Knight admitting or conceding liability or wrongdoing, we have withdrawn the lawsuit, the Company and Knight exchanged mutual releases of liability and the Company and Knight entered into a voting agreement and a standstill agreement.

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

	Price Range
	High	Low
Year Ended December 31, 2013
Fourth Quarter	$16.38	$8.77
Third Quarter	9.33	5.28
Second Quarter	6.89	4.37
First Quarter	5.95	3.30
Year Ended December 31, 2012
Fourth Quarter	$3.69	$2.65
Third Quarter	5.70	3.63
Second Quarter	7.96	4.47
First Quarter	9.46	7.39

As of March 14, 2014, there were 181 holders of record (including brokerage firms and other nominees) of our common stock.  We estimate that there were approximately 1,600 beneficial owners of the common stock as of that date.  On March 14, 2014, the closing price of our common stock on the NASDAQ Global Select Market was $14.78 per share.

Dividend Policy

We have not paid any dividends on our common stock to date, and we do not anticipate paying any dividends at the present time.  We currently intend to retain all of our earnings, if any, for use in the expansion and development of our business and reduction of indebtedness.  Our Revolver places restrictions on our ability to pay dividends.  Future payments of dividends will depend upon our financial condition, results of operations, capital commitments, restrictions under then-existing agreements, and other factors we deem relevant.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2013.  The equity compensation plan that has been approved by our stockholders is our 2004 Equity Incentive Plan, which will expire May 5, 2014.  We do not have any equity compensation plans under which equity awards are outstanding or may be granted that have not been approved by our stockholders.

On February 25, 2014, our Board adopted the USA Truck, Inc. 2014 Omnibus Incentive Plan (the “Incentive Plan”) and recommended that it be submitted to our stockholders for their approval at our 2014 Annual Meeting of Stockholders (the “Annual Meeting”), scheduled for May 23, 2014.  If approved by our stockholders, the Incentive Plan will be effective as of the date of the Annual Meeting.  The Incentive Plan is intended to replace the 2004 Equity Incentive Plan.  If the Incentive Plan is approved by our stockholders, no further awards would be made after such date under the 2004 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	109,871 (1)	$9.49 (2)	584,211 (3)

Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	109,871	$9.49	584,211

(1)
Includes only common stock subject to outstanding stock options and does not include: (i) 46,738 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices and (ii) 143,807 unvested shares of restricted stock, which will vest in annual increments, and which do not require the payment of exercise prices.

The above 190,545 shares exclude 27,221 shares from layers 4-6 and 6,976 shares from layer 7 of performance based restricted stock, which were deemed to be forfeited February 28, 2013, and December 31, 2013, respectively.  Such forfeitures will become effective in varying amounts each April 1 of 2014 through 2017.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.

(3)
Pursuant to the terms of our 2004 Equity Incentive Plan, on the day of each annual meeting of our stockholders for a period of nine years, beginning with the 2005 Annual Meeting and ending with the 2013 Annual Meeting, the maximum number of shares of common stock available for issuance under this plan (including shares issued prior to each such adjustment) is automatically increased by a number of shares equal to the lesser of (i) 25,000 shares or (ii) such lesser number of shares (which may be zero or any number less than 25,000) as determined by our Board of Directors.  Pursuant to this adjustment provision, the maximum number of shares available for issuance under this plan increased to 1,125,000 on May 8, 2013, the date of our 2013 Annual Meeting.  The 584,211 shares that remain available for future grants may be granted as stock options under our 2004 Equity Incentive Plan, or alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock only through May 5, 2014, which is the expiration date of the 2004 Equity Incentive Plan.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 7, statements relating to future insurance and claims experience, future driver market, future acquisitions and dispositions of revenue equipment, future profitability, future fuel prices, our ability to recover costs through our fuel surcharge program, future purchased transportation expense, future operations and maintenance costs, future depreciation and amortization, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A., Risk Factors," set forth above.  Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Results of Operations – an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements and a discussion of seasonality, the potential impact of inflation and fuel availability and cost.

Off-Balance Sheet Arrangements – a discussion of significant financial arrangements, if any, that are not reflected on our balance sheet.

Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, debt, equity and contractual obligations.

Critical Accounting Estimates – a discussion of accounting policies that require critical judgment and estimates.

Our Business

We operate primarily in the for-hire truckload segment of the trucking industry. Customers in a variety of industries engage us to haul truckload quantities of freight, with the trailer we use to haul that freight being assigned exclusively to that customer’s freight until delivery. Our three operating segments are classified into two reportable segments: (i) Trucking, consisting of our Truckload and Dedicated Freight and (ii) Strategic Capacity Solutions (“SCS”), consisting of our freight brokerage service offering and our rail intermodal service offering. We previously reported each operating segment separately; however, during the second quarter of 2013, based on several factors, including the relatively small size of Intermodal and the interrelationship of SCS and Intermodal operations, we aggregated Intermodal with the SCS operating segment.

Substantially all of our base revenue from the two reportable segments is generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from our customers and similar operating costs.  For the years ended December 31, 2013 and 2012, Trucking base revenue represented 73.5% and 72.8% of total base revenue, respectively, with the remaining base revenue being generated by our SCS and Intermodal operating segments.

Our SCS reportable segment is intended to provide services which complement our Trucking services, primarily to existing customers of our Trucking operating segment.  A majority of the customers using our SCS services are also customers of our Trucking reportable segment.  For the years ended December 31, 2013 and 2012, our SCS reportable segment represented approximately 26.5% and 27.2%, respectively, of our consolidated base revenue.

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

Results of Operations

Executive Overview

Asset-Based Trucking Operations

The fourth quarter capped a turning point year for USA Truck, with improvements in virtually every area of our business.  Our results reflect the growing positive momentum of our strategic plan, which focuses on three critical areas – operational execution, profitable revenue growth and cost effectiveness.

In addition to generating base revenue growth of 6.9% from last year’s period, these initiatives led to our first quarter of positive operating income since the second quarter of 2011, after adjusting for the non-cash claims liability reserve adjustment.  In another clear sign of progress, continued improvement in our cash flow from operations enabled us to reduce debt sequentially for the second consecutive quarter, this time by $12.0 million, while maintaining a consistent fleet age of 2.75 years, well below industry average.  Our strengthening operating results represent another solid step towards returning to profitability and further enhancing shareholder value.  We are especially encouraged by our sustained sequential quarterly improvements throughout 2013, which ran counter to the historical seasonal patterns in our business.

Throughout 2013, our Trucking segment made steady progress, improving its adjusted operating ratio by 503 basis points quarter over quarter and by 644 basis points for the full year.  The fourth quarter of 2013 was our fifth consecutive quarter of improvement.  For both the quarter and the year, we extended our length of haul while simultaneously increasing our pricing, and we added drivers while simultaneously increasing productivity per driver.  These are impressive accomplishments, and demonstrate the fundamental nature of our improving performance.

Our asset-light SCS business also turned in another strong quarter, growing operating income by 74.4% year over year on base revenue growth of 4.1%. SCS, which accounted for $30.4 million, or 26.7%, of our consolidated base revenue, actually reduced its year-over-year operating expenses by 4.0%, leading to a 390 basis-point improvement in operating margin.

We are very pleased with our fourth-quarter performance, especially since we are still in the early stages of implementing our turnaround plan and see many opportunities for continued improvement.  In 2014, we expect to continue to execute on our key initiatives and high-leverage activities, including increasing tractor utilization and fuel efficiency, reducing insurance claims expense and controlling maintenance costs.  Given the substantial headway we have made over the past year and the momentum we carry into 2014, we believe our goal of returning USA Truck to profitability is achievable for the full year 2014.

Long-Term Claims Liability Reserve Adjustment

As part of the in-depth operational reviews conducted by the Company’s new management team, we completed its first actuarial review of long-term claims liability reserves.  After extensive analysis and consultation with advisors, management determined an enhancement to the estimation process, whereby a third-party actuary was engaged, would provide a better estimate of the claims reserve.  As a result, the long-term claims liability on our balance sheet was adjusted upward by $6.0 million at December 31, 2013, resulting in a non-cash charge of $0.35 per diluted share to fourth-quarter earnings.  We have added senior management team members and advisors possessing deep expertise in loss prevention and claims management who are leading the implementation of initiatives and procedures that we expect will reduce future claims exposure.

Legal and Related Defense Costs

In the fourth quarter, we recorded approximately $1.5 million, or $0.09 per diluted share, in legal and other defense costs incurred in connection with the unsolicited proposal from Knight to acquire USA Truck and related litigation.  We deemed these costs to be non-operating in nature, and accordingly, they have been recorded in other expenses (income) in the consolidated statements of operations.  On February 5, 2014, we announced that we had entered into a settlement agreement with Knight on the litigation relating to its unsolicited proposal.  Accordingly, we expect legal and related defense costs to be substantially reduced in the first quarter of 2014.

Balance Sheet and Liquidity

Our revenue growth and cost control initiatives have materially improved our cash flow from operations, enabling us to pay down debt sequentially by $12.0 million during the fourth quarter.  This follows a $5.0 million reduction during the third quarter.  For the quarter, our cash flow from operations more than tripled; for the full year, it rose approximately 131%.  We ended 2013 with $128.9 million of outstanding debt, which, net of cash, represented 56.2% of our total capitalization.

Financial Results

Total base revenues increased 6.2% to $113.6 million for the quarter ended December 31, 2013 from $107.1 million for the same quarter of 2012.  Asset-based Trucking revenue, not including fuel surcharge, increased 6.9% to $83.3 million, while non-asset based SCS revenue rose 4.1% to $30.4 million.  We incurred a net loss of $4.6 million, or $0.45 per diluted share, for the 2013 quarter compared to a net loss of $3.2 million, or $0.31 per diluted share, for the 2012 quarter.  Excluding the adjustments to the long-term claims liability reserve and legal and related defense expenses described above, we incurred an adjusted net loss of $41,626, or $0.00 per diluted share, for the 2013 quarter.

Total base revenues increased 8.6% to $443.9 million for the year ended December 31, 2013 from $408.7 million for the same period of 2012.  Asset-based Trucking revenue, not including fuel surcharge, increased 9.6% to $326.3 million, while non-asset based SCS revenue rose 5.8% to $117.6 million.  We incurred a net loss of $9.1 million, or $0.88 per diluted share, for the year ended December 31, 2013 compared to a net loss of $17.7 million, or $1.71 per diluted share, for the comparable 2012 period. Excluding the long-term claims liability reserve and the legal and related defense expenses described above, we incurred an adjusted net loss of $4.5 million, or $0.44 per diluted share, for the year ended December 31, 2013.  A reconciliation of net loss to adjusted net loss is provided below.

Use of Non-GAAP Financial Information

In addition to our GAAP results, this Annual Report on Form 10-K also includes certain non-GAAP financial measures as defined by the SEC.  We define EBITDA as net income, plus interest expense net of interest income, provision for income taxes, and depreciation and amortization.  We define Adjusted EBITDA as these items plus the long-term claims liability reserve adjustment, pretax, and legal and related defense costs incurred in connection with the unsolicited proposal from Knight to acquire USA Truck and related litigation, pretax.  We define adjusted net loss as net loss, excluding certain adjustments more specifically outlined in the quantitative reconciliation provided below.  EBITDA and Adjusted EBITDA are measures used by management to evaluate our ongoing operations and as a general indicator of our operating cash flow (in conjunction with a cash flow statement that also includes, among other items, changes in working capital and the effect of non-cash charges), and adjusted net loss is a measure used by management to evaluate our operating performance.  Management believes these measures are useful to investors because they are frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies.  Because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and adjusted net loss may not be comparable to similarly titled measures of other companies. EBITDA, Adjusted EBITDA and adjusted net loss are not recognized terms under GAAP, do not purport to be alternatives to, and should be considered in addition to, and not as a substitute for or superior to, net income or net loss as a measure of operating performance or to cash flows from operating activities or any other performance measures derived in accordance with GAAP as a measure of liquidity.  Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use as they do not reflect certain cash requirements such as interest payments, tax payments and debt service requirements.

Pursuant to the requirements of Regulation G, we have provided reconciliations of EBITDA and Adjusted EBITDA to GAAP net income and adjusted net loss to GAAP net loss in the tables below.

	(in thousands)
	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net loss	$(4,636)	$(3,240)	$(9,110)	$(17,671)
Add:
Income tax benefit	(2,446)	(1,641)	(3,988)	(9,589)
Interest, net	910	1,002	3,662	4,052
Depreciation and amortization	11,547	11,487	44,947	45,058
EBITDA	5,375	7,608	35,511	21,850
Add:
Long-term claims liability reserve adjustment, pretax	5,970	--	5,970	--
Legal and related defense costs, pretax	1,480	--	1,480	--
Adjusted EBITDA	$12,825	$7,608	$42,961	$21,850

	(in thousands)
	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Operating loss	$(4,693)	$(3,781)	$(8,667)	$(23,272)
Long-term claims liability reserve adjustment	5,970	--	5,970	--
Adjusted operating income (loss)	1,277	(3,781)	(2,697)	(23,272)

Other expenses, net	(2,389)	(1,100)	(4,431)	(3,988)
Legal and related defense costs	1,480	--	1,480	--
Adjusted other expenses, net	(909)	(1,100)	(2,951)	(3,988)

Pretax loss	(7,083)	(4,881)	(13,098)	(27,260)
Adjustments	7,450	--	7,450	--
Adjusted pretax income (loss)	367	(4,881)	(5,648)	(27,260)

Income tax benefit	(2,446)	(1,641)	(3,988)	(9,589)
Tax effect of adjustments	2,856	--	2,856	--
Adjusted income tax expense (benefit)	410	(1,641)	(1,132)	(9,589)

Net loss	(4,636)	(3,240)	(9,110)	(17,671)
Adjustments, net of tax	4,594	--	4,594	--
Adjusted net loss	$(42)	$(3,240)	$(4,516)	$(17,671)

Loss per share	$(0.45)	$(0.31)	$(0.88)	$(1.71)
Per share effect of adjustments	0.45	--	0.44	--
Adjusted loss per share	$(0.00)	$(0.31)	$(0.44)	$(1.71)

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

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

Results of Operations – Combined Services

Total revenue increased 8.3% from $512.4 million in 2012 to $555.0 million in 2013.  Total base revenue increased 8.6% from $408.7 million in 2012 to $443.9 million in 2013.  We reported a net loss for all service offerings of $9.1 million ($0.88 per share) in 2013, as compared to a net loss of $17.7 million ($1.71 per share) in 2012.

Our effective tax rate decreased from 35.2% to 30.4%.   Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Total Trucking Revenue

The following table sets forth the percentage relationship of certain items to total revenue of our Trucking operating segment for the periods indicated.

	Year Ended December 31,
	2013	2012
Total revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	32.1	34.4
Purchased transportation	5.5	5.2
Fuel and fuel taxes	32.5	34.3
Operations and maintenance	11.5	10.6
Depreciation and amortization	10.7	11.7
Insurance and claims	6.5	5.3
Operating taxes and licenses	1.3	1.4
Communications and utilities	0.9	1.0
Gain on disposal of revenue equipment, net	(0.4)	(0.6)
Other	3.7	4.6
Total operating expenses and costs	104.2	107.9
Operating loss	(4.2)%	(7.9)%

Relationship of Certain Items to Base Trucking Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Year Ended December 31,
	2013	2012
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	41.2	44.1
Purchased transportation	7.0	6.7
Fuel and fuel taxes	13.4	15.6
Operations and maintenance	14.8	13.6
Depreciation and amortization	13.7	15.0
Insurance and claims	8.3	6.8
Operating taxes and licenses	1.7	1.8
Communications and utilities	1.1	1.3
Gain on disposal of revenue equipment, net	(0.5)	(0.7)
Other	4.7	5.8
Total operating expenses and costs	105.4	110.0
Operating loss	(5.4)%	(10.0)%

Key Operating Statistics:

	Year Ended December 31,
	2013	2012
Trucking:
Operating loss (in thousands) (1)	$(17,667)	$(29,843)
Operating ratio (2)	105.4%	110.0%
Adjusted operating ratio (3)	103.6%	110.0%
Total miles (in thousands) (4)	223,923	205,776
Empty mile factor	11.8%	11.4%
Base revenue per loaded mile	$1.654	$1.632
Average number of in-service tractors (5)	2,232	2,184
Percentage of in-service tractors unseated	5.1%	7.9%
Average number of seated tractors (6)	2,119	2,012
Average miles per seated tractor per week	2,027	1,956
Base revenue per seated tractor per week	$2,957	$2,829
Average loaded miles per trip	599	542

Strategic Capacity Solutions (7):
Operating income (in thousands) (1)	$9,000	$6,571
Gross margin (8)	14.2%	14.6%

(1) Operating income or loss is calculated by deducting total operating expenses and costs from total revenues.

(2) Operating ratio is calculated by dividing total operating expenses, net of fuel surcharge, by base revenue.

(3) Adjusted operating ratio is calculated by dividing total operating expenses, net of fuel surcharge, less the long-term claims liability reserve adjustment, by base revenue.

(4) Total miles include both loaded and empty miles.

(5) Tractors include Company-operated tractors in service, plus tractors operated by independent contractors.

(6) Seated tractors are those occupied by drivers.

(7) Includes Intermodal results.

(8) Gross margin is calculated by taking total revenue less purchased transportation expense and dividing that amount by total revenue. This calculation includes intercompany revenues and expenses.

Base revenue from our Trucking operating segment increased from $297.6 million to $326.3 million. The increase was the net effect of the following factors:

•	Our total miles and our average miles per seated tractor per week increased 8.8% and 3.6%, respectively.

•	The size of our in-service fleet increased 2.2%.

•	The total number of loads dispatched decreased 2.1%.

•	Our empty mile factor increased 3.5%.

Overall, our operating ratio improved by 3.7 percentage points of total Trucking revenue to 104.2% from 107.9% and 4.6 percentage points of base Trucking revenue to 105.4% from 110.0% as a result of the following factors:

•
Salaries, wages and employee benefits expense decreased by 2.3 percentage points of total Trucking revenue, and 2.9 percentage points of base Trucking revenue due to lower non-driver wages resulting from reduced non-driver employee head count as part of internal efforts to increase efficiency and a 9.6% increase in base Trucking revenue.  Contributing to the decrease were lower employee benefit and workers compensation costs resulting from more favorable claims experience, however, this decrease was partially offset by an increase in the long term claims liability reserve. As part of the in-depth operational reviews conducted by the Company’s new management team, a third-party actuary was engaged to provide a better estimate of the claims reserve.  These efforts produced an upward adjustment to the reserves at December 31, 2013, increasing workers compensation expense by approximately $2.0 million.  With the addition of senior management team members and advisors with extensive expertise in loss prevention and claims management, we expect to reduce future claims exposure.

•
Fuel and fuel taxes expense decreased 1.8 percentage points of total Trucking revenue, and 2.2 percentage points of base Trucking revenue.  These decreases were primarily due to the recovery of a greater percentage of our fuel costs through more effective fuel surcharge revenue programs with our customers and more favorable fuel pricing discounts from our suppliers.  We also reduced the number of “out-of-route” miles traveled by our fleet, for which we are not compensated by our customers, by 8.2%.  Those factors were partially offset by lower fuel economy on our fleet.  Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Purchased transportation expenses increased 0.3 percentage points of total Trucking revenue, and 0.3 percentage points of base Trucking revenue.  These increases were primarily the result of a 13.2% increase in the size of our owner-operator fleet from 106 to 120, and 16.1% growth in our cross-border Mexico revenue in which we compensate Mexican carriers for the transportation of our customers’ freight within Mexico.

•
Depreciation and amortization expense decreased by 1.0 percentage points of total Trucking revenue, and 1.3 percentage points of base Trucking revenue primarily due to 9.6% growth in base Trucking revenue with only a 1.6% increase in Company tractors in-service.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Operations and maintenance expense increased by 0.9 percentage points of total Trucking revenue, and 1.2 percentage points of base Trucking revenue primarily due to a $7.9 million increase in direct repair costs on tractors and trailers, which arose from our more disciplined preventive maintenance program that we believe ultimately will reduce costs in future periods.  While we expect this expense to remain elevated in the near-term, we believe our preventive equipment maintenance strategy will result in lower long-term direct repair costs.

•
Insurance and claims expense increased by 1.2 percentage points of total Trucking revenue, and 1.5 percentage points of base Trucking revenue primarily due to an increase in our long-term claims liability reserve, as described above.  Approximately $4.0 million of the actuarial reserve adjustment resulted in an increase in insurance and claims expense.  Adverse experience on auto liability losses for both new claims and adverse loss developments on existing claims contributed to the increase of insurance and claims expense to a lesser extent.  Our DOT recordable accident frequencies continue to improve and we expect insurance and claims expense to decrease over the long-term, but they will remain volatile from period-to-period.  As part of the in-depth operational reviews conducted by our new management team, we completed our first actuarial review of long-term claims liability reserves. After extensive analysis and consultation with advisors, management determined that an enhancement to the estimation process, whereby a third-party actuary was engaged, would provide a better estimate of the claims reserve. As a result, the long-term claims liability on our balance sheet was adjusted upward by $6.0 million at December 31, 2013, resulting in a non-cash charge of $0.35 per diluted share to fourth-quarter earnings. We have added senior management team members and advisors possessing deep expertise in loss prevention and claims management who are leading the implementation of initiatives and procedures that we expect will reduce future claims exposure.  Adverse experience on auto liability losses for both new claims and adverse loss developments on existing claims contributed to the increase of insurance and claims expense to a lesser extent.  Our DOT recordable accident frequencies continue to improve and we expect insurance and claims expense to decrease over the long-term, but they will remain volatile from period-to-period.

•
Other expenses decreased 0.9 percentage points of total Trucking revenue, and 1.1 percentage points of base Trucking revenue as a result of decreased driver recruiting and training expenses and 9.6% greater base Trucking revenue. Internal driver retention initiatives and increased miles per seated tractor per week resulted in a 17.6 percentage point decrease in our annualized driver turnover rate.  The reduced turnover rates, 59 fewer unseated trucks and internal recruiting initiatives enabled us to reduce driver recruiting and training costs by $1.8 million.  The market for hiring qualified drivers remains extremely competitive, and we expect long-term costs to increase for recruiting and retention.

Results of Operations – Strategic Capacity Solutions

The following table sets forth certain information relating to our SCS reportable segment for the periods indicated:

	Year Ended December 31,
	2013	2012
Total SCS revenue (1)	$146,492	$156,350
Intercompany revenue	(9,602)	(25,466)
Total net revenue	$136,890	$130,884

Operating income (in thousands)	$9,000	$6,576
Gross margin (2)	14.2%	14.6%

(1)  Includes fuel surcharge revenue.
(2) Gross margin is calculated by taking total revenue less purchased transportation and dividing that amount by total revenue.  This calculation includes intercompany revenue and expenses.

Total revenue, less intercompany revenue, from our SCS operating segment increased 4.6% to $136.9 million from $130.9 million, while operating income increased 37.0% to $9.0 million from $6.6 million.  The increased operating income was primarily due to lower operating costs resulting from the closing of underperforming branches as part of our internal efforts to improve efficiency in SCS brokerage operations.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern.  Freight volumes are typically lower from January through the first part of March because some customers reduce their shipments. Operating expenses typically increase, and the tractor productivity of our fleet, independent contractors and third-party carriers decreases; primarily due to decreased fuel efficiency, increased cold weather-related equipment maintenance costs and increased insurance claims and costs attributed to higher accident frequency from harsh winter weather.  Additionally, our revenues could be impacted if our customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings.  Historically, many of our customers have closed their plants for maintenance or other reasons during January and July.

Inflation

Although most of our operating expenses are inflation sensitive, the effect of inflation on revenue and operating costs has been minimal over the past three years.  The effect of inflation-driven cost increases on our overall operating costs would not be expected to be greater for us than for our competitors.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of fuel.  Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so.  Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally increased in recent years.  We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon.  Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers.  Overall, the market fuel prices per gallon were lower in 2013 than they were in 2012.

At December 31, 2013, we did not have any long-term fuel purchase contracts, and we have not entered into any other hedging arrangements that protect us against fuel price increases.

Off-Balance Sheet Arrangements

Operating leases, which are not reflected in our balance sheet, have been an important source of financing for our revenue equipment, office equipment, and certain facilities.  At December 31, 2013, we had financed 99 tractors under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations.  The total present value of remaining payments under operating leases as of December 31, 2013 was approximately $9.1 million.  Other than the fair market value leases, we do not currently have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our consolidated financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  See “Liquidity and Capital Resources – Purchases and Commitments” below for additional information.

Liquidity and Capital Resources

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our $125.0 million revolving credit agreement (the “Revolver”), cash flows from operations, operating leases, capital leases and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at December 31, 2013, were funds provided by operations, borrowings under our Revolver, capital leases and operating leases. Based on our expected financial condition, net capital expenditures, results of operations and related net cash flows and other sources of financing, we believe our sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

We had approximately $39.4 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million) as of December 31, 2013. Fluctuations in the outstanding balance and related availability under our Revolver are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Including equipment we expect to finance with operating leases, we expect capital expenditures for our revenue equipment to increase from the level we experienced in 2013 as we continue to replace and upgrade our fleet.  We may change the amount of the capital expenditures based on our operating performance.  Should we decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.

Cash Flows

	(in thousands) Year Ended December 31,
	2013	2012
Net cash provided by operating activities	$35,893	$15,536
Net cash provided by (used in) investing activities	2,871	(4,348)
Net cash used in financing activities	(40,492)	(12,105)

Cash generated from operations increased $20.3 million during 2013 as compared to the same period of 2012, primarily due to the net effect of the following factors:

•
A $9.1 million net loss was incurred for the year ended 2013 compared to the $17.7 million net loss for the prior year. This improvement was primarily due to a more robust economy, operational efficiency, and a decrease in the number of unseated tractors.

•
A $0.1 million decrease in depreciation and amortization due to an overall decrease in our revenue equipment counts.  As of December 31, 2013, we decreased our total tractor count by 80 units and reduced our trailer count by 37 units year over year as part of our plan to reduce the number of trailers because of our investment in trailer tracking devices.

•	An $8.0 million increase in cash provided from accounts receivable as a result of increased billing and collection efficiencies.

•	A decrease of approximately $4.8 million in our deferred tax liability due to a decrease in tax depreciation and a decrease in our net operating loss carry forward.

•
A $0.5 million decrease in the gain on disposal of revenue equipment, due to a softer used equipment market.  During 2013, we sold 430 tractors and 437 trailers as compared to 383 tractors and 527 trailers for the prior year.

•	An $8.2 million decrease in the change in trade accounts payable and accrued expenses primarily due to the timing of revenue equipment purchases.

•	The change in insurance and claims increased $7.0 million primarily due to an increase in reserves on some open claims resulting from the actuarial assessment.

For the year ended December 31, 2013, net cash provided by investing activities was $2.9 million, compared to $4.3 million of cash used in investing activities during the same period of 2012.  The $7.2 million increase in cash provided by investing activities primarily resulted from a $9.1 million decrease in purchases of property and equipment offset by a $1.9 million decrease in the proceeds from the sale of property and equipment.  During 2013, we purchased 350 tractors compared to 325 tractors for the comparable prior year period, and we purchased 400 trailers in 2013 compared to 300 for the comparable prior year period.  Proceeds from the sale of equipment decreased $1.9 million primarily due to a decline in the number of units that were sold.  During 2013, we sold 430 tractors and 437 trailers compared to 383 tractors and 527 trailers during the comparable period of 2012.

Cash used in financing activities increased $28.4 million in 2013 compared to 2012.  We made net repayments on our Revolver of $19.7 million in 2013 compared to $12.7 million of net borrowings in 2012, resulting in a $32.4 million decrease in net borrowings on our Revolver.  For the year ended December 31, 2013, borrowings decreased $198.1 million and principal payments on long-term debt increased $165.6 million, both as compared to the comparable period of the prior year.  The changes were primarily due to improved cash flow from operations, as described above.  Principal payments on capitalized lease obligations decreased $5.9 million during 2013 compared to 2012, primarily due to a reduction in the number of leases reaching the end of their contractual term.  The decrease of approximately $1.9 million in bank drafts payable was primarily the result of reduced equipment purchases and payrolls.

Debt

In 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank, as Syndication Agent.  The Revolver, which expires in 2017, is secured by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds are used to finance working capital, to fund capital expenditures and for general corporate purposes.

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.75 million) and an annual capital expenditure limit ($71.0 million in 2013, increasing to $73.5 million in 2014, and with further increases thereafter).  Under the Revolver’s terms, we are required to maintain a minimum collateral cushion above the maximum facility size, referred to as “suppressed availability.” During 2014 (after giving effect to an amendment to the Revolver signed on March 14, 2014, and effective as of December 31, 2013), if the Company does not maintain the minimum suppressed availability threshold of $30.0 million, our borrowing availability will reduce by the amount of the shortfall below $30.0 million.  After 2014, if the Company does not maintain the minimum suppressed availability threshold, the advance rate on eligible revenue equipment will reduce and, if at least $20.0 million is not maintained, a permanent amortization of the revenue equipment portion of our borrowing base at the rate of 1/72nd, or approximately $1.5 million, per month would result based on the December 31, 2013, revenue equipment collateral.  At December 31, 2013, our suppressed availability was $24.0 million, which reduced our borrowing availability by $6.0 million, to $33.4 million.  Future fluctuations in the amount and value of equipment serving as collateral under the Revolver will impact our borrowing availability.  If our suppressed availability falls below $20.0 million, there will be additional restrictions on which items of revenue equipment may be included in our eligible revenue equipment.  The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at December 31, 2013 was 1.25%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at December 31, 2013, it was 2.25%.

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

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended December 31, 2013, the Applicable Margin was at Level I and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We are required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through December 31, 2013, the unused fee was at Level II.

Level	Average Used Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	> $60,000,000	0.375%
II	< $60,000,000	0.500%

There were no overnight borrowings under the Revolver at December 31, 2013.  The interest rate on our overnight borrowings under the Revolver at December 31, 2013 was 4.5%.  The interest rate including all borrowings made under the Revolver at December 31, 2013 was 2.4%.  The weighted average interest rate on our borrowings under the Revolver for the year ended December 31, 2013 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at December 31, 2013, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $136.6 million at December 31, 2013, and all billed and unbilled accounts receivable.  As we reprice our debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At December 31, 2013, we had outstanding $2.8 million in letters of credit and had approximately $39.4 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million).  After the suppressed availability adjustment at December 31, 2013, availability under the Revolver was $33.4 million.

Capitalized Lease Obligations

Capitalized lease obligations in the amount of $63.6 million have various termination dates extending through August 2018 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.4% at December 31, 2013.  The lease agreements require us to pay property taxes, maintenance and operating expenses. And, in accordance with the provisions of the lease agreements in effect as of December 31, 2013, the Company is obligated to make the following balloon payments:

	(in thousands)
	Balloon Payments Due By Year
	2014	2015	2016	2017	2018
Balloon Payments	$5,264	$14,981	$7,455	$7,101	$1,511

In May 2012, the Company entered into a long-term financing agreement in the amount of approximately $360,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on May 31, 2014, is payable in annual installments of principal and interest of approximately $122,000, due on May 31, 2013 and 2014, and bears imputed interest at 3.16%.  The balance of the agreement at December 31, 2013 was approximately $120,800.

In January 2013, the Company entered into a long-term financing agreement in the amount of approximately $295,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on January 31, 2017, is payable in annual installments of principal and interest of approximately $63,000, due on January 31st of each year, and bears imputed interest at 3.05%.  The balance of the agreement at December 31, 2013 was approximately $176,400.

In April 2013, the Company entered into a long-term financing agreement in the amount of approximately $300,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on March 31, 2018, is payable in monthly installments of principal and interest of approximately $5,600 and bears interest at 4.49%.  The initial monthly payment of this financing agreement was due on May 1, 2013.  The balance of the agreement on December 31, 2013 was approximately $257,800.

  The current maturities of the above financing agreements amount to approximately $234,000.

Equity

At December 31, 2013, we had stockholders’ equity of $100.5 million and total debt including current maturities of $128.9 million, resulting in a total debt, less cash, to total capitalization ratio of 56.2% compared to 55.1% at December 31, 2012.

Purchases and Commitments

As of December 31, 2013, our forecasted capital expenditures, net of proceeds from the sale or trade of revenue equipment, for 2014 were $50.0 million, approximately $47.2 million of which relates to revenue equipment, compared to approximately $24.8 million in 2013, approximately $23.4 million of which related to revenue equipment.  We may change the amount of the capital expenditures based on our operating performance.  Should we decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.  To the extent further capital expenditures are feasible based on our financial covenants and operating cash requirements, we would use the balance of $2.8 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.

We routinely evaluate our equipment acquisition needs and adjust our purchase and disposition schedules from time to time based on our analysis of factors such as freight demand, driver availability and the condition of the used equipment market.

During 2013, our Board of Directors authorized the use of up to $45.0 million in new capital leases under existing facilities through 2013, and at December 31, 2013, we had approximately $17.4 million of availability.  In February 2014, the Board of Directors authorized the use of up to $20.0 million in new capital leases under existing facilities through 2014.

In the fourth quarter of 2013, we entered into two fair market value leases to finance the acquisition of revenue equipment.  These leases are deemed to be operating leases and accordingly this equipment is not recorded on the balance sheet.  The following table represents our outstanding contractual obligations for rental expense under operating leases at December 31, 2013:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Rental obligations	$10,116	$2,107	$4,046	$3,963	$--

During the year ended December 31, 2013, we incurred net capital expenditures of $24.8 million, of which, $23.4 million were for the purchase of revenue equipment and the remaining $1.4 million was for other expenditures.  During 2013, we received proceeds from the sale of property and equipment of approximately $15.8 million and purchased approximately $12.9 million of property and equipment.

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

Revenue generated by our SCS and Intermodal operating segments is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs because we act as a principal with substantial risks as primary obligor.

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

We make equipment purchasing and replacement decisions on the basis of various factors, including, but not limited to, new equipment prices, used equipment market conditions, demand for our freight services, prevailing interest rates, technological improvements, fuel efficiency, equipment durability, equipment specifications and driver availability.  Therefore, depending on the circumstances, we may accelerate or delay the acquisition and disposition of our tractors and trailers from time to time, based on an operating principle whereby we pursue trade intervals that economically balance our maintenance costs and expected trade-in values in response to the circumstances existing at that time.  Such adjustments in trade intervals may cause us to adjust the useful lives or salvage values of our tractors or trailers.  By changing the relative amounts of older equipment and newer equipment into the fleet, adjustments in trade intervals also increase and decrease the average age of our tractors and trailers, whether or not we change the useful lives or salvage values of any tractors or trailers.  We also adjust depreciable lives and salvage values based on factors such as changes in prevailing market prices for used equipment.  We periodically monitor these factors in order to keep salvage values in line with expected market values at the time of disposal.  Adjustments in useful lives and salvage values are made as conditions warrant and when we believe that the changes in conditions are other than temporary.  These adjustments result in changes in the depreciation expense we record in the period in which the adjustments occur and in future periods.  These adjustments also impact any resulting gain or loss on the ultimate disposition of the revenue equipment.  Management believes our estimates of useful lives and salvage values have been materially accurate as demonstrated by the insignificant amounts of gains and losses on revenue equipment dispositions in recent periods.  However, management continually reviews salvage values to assure that book values do not exceed market values.

To the extent depreciable lives and salvage values are changed, such changes are recorded in accordance with the applicable generally accepted accounting principles existing at the time of change.

Effective June 1, 2013, we increased the depreciation periods for certain of our owned tractors and reduced the salvage values of those tractors.  We increased the depreciation period for single driver tractors from 45 to 60 months, and we reduced the salvage value from 43% to 30% of the purchase price.  We increased the depreciation period for team tractors from 36 to 48 months, and we reduced the salvage value from 43% to 40% of the purchase price.

We believe that these changes more appropriately reflect the current rates of tractor utilization and accordingly will more reasonably report balance sheet values.  This change is being accounted for as a change in estimate which, during the year ended December 31, 2013, resulted in a reduction of pre-tax depreciation expense of approximately $1.5 million and approximately $0.9 million ($0.09 per share) on a net of tax basis.

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

During 2013, management conducted an in-depth operational review of long-term claims liability reserves. After extensive analysis and consultation with advisors, management determined that an enhancement in the estimation process, whereby a third-party actuary was engaged, would provide a better estimate of the claims reserve.  As a result, the long-term claims liability on our balance sheet was adjusted upward by approximately $6.0 million at December 31, 2013, resulting in a non-cash charge of $0.35 per diluted share to fourth-quarter earnings.  See our Claims Liabilities disclosure elsewhere in this Annual Report on Form 10-K for additional information.

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

•
Accounting for income taxes. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns, and from net operating loss carry forwards.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established for the amount determined not to be realizable.  We have not recorded a valuation allowance at December 31, 2013, as all deferred tax assets are more likely than not to be realized.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  During the year ended December 31, 2013, we made no material changes in our assumptions regarding the determination of income tax liabilities.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

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

In light of our net losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at December 31, 2013.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At December 31, 2013, we determined that no impairment of value existed.

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

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of USA Truck, Inc. and its wholly owned subsidiary, including the consolidated balance sheets as of December 31, 2013 and 2012, and the related statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows for each of the years in the two-year period ended December 31, 2013, together with the related notes, and the report of Grant Thornton LLP, our independent registered public accounting firm, are set forth at pages 44 through 67 elsewhere in this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of December 31, 2013, our CEO and CFO have concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our management’s evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013.

Changes in Internal Control over Financial Reporting

During 2013, management conducted an in-depth operational review of long-term claims liability reserves. After extensive analysis and consultation with advisors, management determined that an enhancement to the estimation process, whereby a third-party actuary was engaged, would provide a better estimate of the claims reserve.  As a result, the long-term claims liability on our balance sheet was adjusted upward by approximately $6.0 million at December 31, 2013, resulting in a non-cash charge of $0.35 per diluted share to fourth-quarter earnings.  We intend to continue utilizing the services of a third-party actuary on a going-forward basis, and as such, we believe this constitutes a change in our internal control over financial reporting.  In connection with the actuarial assessment, management conducted a detailed review of the information submitted to the actuary as well as the resulting report issued by the actuary.  We intend to continue utilizing the services of a third-party actuary on a going-forward basis, and continue our in-depth review of the information provided to and the report issued by the actuary.  Accordingly, we believe this constitutes a change in our internal control over financial reporting.

Other than the change in estimating long-term claims liability reserves, as mentioned in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      OTHER INFORMATION

There is no information that we are required to report, but did not report, on Form 8-K during the fourth quarter of 2013.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Additional Information Regarding the Board of Directors – Biographical Information,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” “Audit Committee” and “Corporate Governance and Related Matters” in our proxy statement for the annual meeting of stockholders to be held on May 23, 2014, set forth certain information with respect to the directors, nominees for election as directors and executive officers and are incorporated herein by reference.

Our Code of Business Conduct and Ethics (“Code of Ethics”), which applies to all directors, officers and team members, and sets forth the conduct and ethics expected of all affiliates and team members of the Company, is available at our Internet address http://www.usa-truck.com, under the “Corporate Governance” tab of the “Investors” menu.  Any amendment to, or waivers of, any provision of the Code of Ethics that apply to our principal executive, financial and accounting officers, or persons performing similar functions, will be posted at that same location on our website within the required period.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the annual meeting of stockholders to be held on May 23, 2014, set forth certain information with respect to the compensation of management and Directors and related matters and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement for the annual meeting of stockholders to be held on May 23, 2014, sets forth certain information with respect to the ownership of our voting securities and is incorporated herein by reference.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” of this Annual Report on Form 10-K, which sets forth certain information with respect to our equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Additional Information Regarding the Board of Directors – Board Meetings, Director Independence and Committees – Director Independence” in our proxy statement for the annual meeting of stockholders to be held on May 23, 2014, set forth certain information with respect to relations of and transactions by management and the independence of our directors and nominees for election as directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the annual meeting of stockholders to be held on May 23, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a) The following documents are filed as a part of this report:	Page
1.	Financial statements.
The following financial statements of the Company are included in Part II, Item 8 of this report:
	Consolidated Balance Sheets as of December 31, 2013 and 2012	47
	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012	48
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012	49
	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	50
	Notes to Consolidated Financial Statements	51

2.
Schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

3.	Listing of exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report.  Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b) Exhibits
The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.
Exhibit Number		Exhibit
3.01
Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

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

4.01
Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992).

4.02
Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

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

10.01
Revolving Credit Agreement dated August 24, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and PNC Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2012).

10.02*
Executive Profit-Sharing Incentive Plan, as amended effective January 1, 2007, for executive officers of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.03*		USA Truck, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company’s proxy statement filed with the Securities and Exchange Commission on March 19, 2004).
10.04*		USA Truck, Inc. Executive Team Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.05*		Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.06*		Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2011).
10.07*
Employment Agreement dated February 11, 2013, by and between the Company and John M. Simone (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.08*		2013 Management Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).
10.09*		Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).
10.10*	#	Retention Bonus Plan.
10.11*	#	Management Severance Plan.
21		The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the fiscal year ended December 31, 2013.
23.01	#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.01	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	±	XBRL Instance Document.
101.SCH	±	XBRL Taxonomy Extension Schema Document.
101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan, contract or arrangement.
#Filed herewith.
±In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

Date:	March 21, 2014

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Peiser
Robert A. Peiser	Chairman of the Board and Director	March 21, 2014

/s/ John M. Simone
John M. Simone	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2014

/s/ Clifton R. Beckham
Clifton R. Beckham	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2014

/s/ Terry A. Elliott
Terry A. Elliott	Director	March 21, 2014

/s/ William H. Hanna
William H. Hanna	Director	March 21, 2014

/s/ James D. Simpson, III
James D. Simpson, III	Director	March 21, 2014

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	March 21, 2014

/s/ Robert E. Creager
Robert E. Creager	Director	March 21, 2014

USA TRUCK, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Tulsa, OK
March 21, 2014

USA Truck, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$14	$1,742
Accounts receivable:
Trade, less allowance for doubtful accounts of $610 in 2013 and $423 in 2012	64,682	64,491
Other	3,463	2,089
Inventories	1,425	1,790
Deferred income taxes	2,787	--
Prepaid expenses and other current assets	16,064	15,415
Total current assets	88,435	85,527
Property and equipment:
Land and structures	31,502	31,478
Revenue equipment	353,587	362,007
Service, office and other equipment	15,613	14,770
Property and equipment, at cost	400,702	408,255
Accumulated depreciation and amortization	(176,506)	(164,641)
Property and equipment, net	224,196	243,614
Note receivable	1,953	1,979
Other assets	362	374
Total assets	$314,946	$331,494
Liabilities and stockholders’ equity
Current liabilities:
Bank drafts payable	$3,345	$5,150
Trade accounts payable	17,674	22,484
Current portion of insurance and claims accruals	9,444	6,915
Accrued expenses	8,732	7,710
Note payable	1,023	1,352
Deferred income taxes	--	1,304
Current maturities of long-term debt and capital leases	19,025	14,403
Total current liabilities	59,243	59,318
Deferred gain	627	646
Long-term debt and capital leases, less current maturities	108,843	122,530
Deferred income taxes	35,039	35,953
Insurance and claims accruals, less current portion	10,656	3,617
Commitments and contingencies	--	--
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Preferred Share Purchase Rights, $0.01 par value; 150,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 11,881,232 shares in 2013 and 11,770,265 shares in 2012	119	118
Additional paid-in capital	65,527	65,259
Retained earnings	56,657	65,767
Less treasury stock, at cost (1,356,400 shares in 2013 and 1,337,568 shares in 2012)	(21,765)	(21,714)
Total stockholders’ equity	100,538	109,430
Total liabilities and stockholders’ equity	$314,946	$331,494
See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Revenue:
Trucking revenue	$326,275	$297,624
Strategic Capacity Solutions revenue	117,580	111,095
Base revenue	443,855	408,719
Fuel surcharge revenue	111,150	103,709
Total revenue	555,005	512,428

Operating expenses and costs:
Salaries, wages and employee benefits	143,762	142,263
Purchased transportation	139,091	127,949
Fuel and fuel taxes	135,548	131,162
Operations and maintenance	49,494	43,559
Depreciation and amortization	44,947	45,058
Insurance and claims	27,253	20,556
Operating taxes and licenses	5,406	5,504
Communications and utilities	4,117	4,124
Gain on disposal of assets	(1,648)	(2,151)
Other	15,702	17,676
Total operating expenses and costs	563,672	535,700
Operating loss	(8,667)	(23,272)

Other expenses (income):
Interest expense, net	3,662	4,052
Other, net	769	(64)
Total other expenses, net	4,431	3,988
Loss before income taxes	(13,098)	(27,260)

Income tax benefit:
Current	786	--
Deferred	(4,774)	(9,589)
Total income tax benefit	(3,988)	(9,589)
Net loss and Comprehensive loss	$(9,110)	$(17,671)

Net loss per share:
Average shares outstanding (Basic)	10,323	10,310
Basic loss per share	$(0.88)	$(1.71)

Average shares outstanding (Diluted)	10,323	10,310
Diluted loss per share	$(0.88)	$(1.71)
See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2011	11,792	$118	$65,284	$83,438	$(21,868)	$126,972
Transfer of stock into (out of) Treasury Stock	--	--	(154)	--	154	--
Stock-based compensation	--	--	131	--	--	131
Restricted stock award grant	26	--	--	--	--	--
Forfeited restricted stock	(48)	--	--	--	--	--
Net share settlement related to restricted stock vesting	--	--	(2)	--	--	(2)
Net loss	--	--	--	(17,671)	--	(17,671)
Balance at December 31, 2012	11,770	$118	$65,259	$65,767	$(21,714)	$109,430
Exercise of stock options	--	--	6	--	--	6
Transfer of stock into (out of) Treasury Stock	--	--	51	--	(51)	--
Stock-based compensation	--	--	216	--	--	216
Restricted stock award grant	156	1	(2)	--	--	(1)
Forfeited restricted stock	(45)	--	--	--	--	--
Net share settlement related to restricted stock vesting	--	--	(3)	--	--	(3)
Net loss	--	--	--	(9,110)	--	(9,110)
Balance at December 31, 2013	11,881	$119	$65,527	$56,657	$(21,765)	$100,538
See accompanying notes.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012
Operating activities
Net loss	$(9,110)	$(17,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,947	45,058
Provision for doubtful accounts	187	153
Deferred income taxes	(4,774)	(9,589)
Stock based compensation	216	131
Gain on disposal of assets	(1,648)	(2,151)
Other	(250)	161
Changes in operating assets and liabilities:
Accounts receivable	(1,752)	(9,792)
Inventories, prepaid expenses and other current assets	1,103	1,098
Trade accounts payable and accrued expenses	(3,783)	4,416
Insurance and claims accruals	10,757	3,722
Net cash provided by operating activities	35,893	15,536

Investing activities
Purchases of property and equipment	(12,924)	(22,014)
Proceeds from sale of property and equipment	15,757	17,651
Change in other assets	38	15
Net cash provided by (used in) investing activities	2,871	(4,348)

Financing activities
Borrowings under long-term debt	78,478	276,556
Principal payments on long-term debt	(98,222)	(263,811)
Principal payments on capitalized lease obligations	(17,230)	(23,136)
Principal payments on note payable	(1,715)	(1,820)
Net increase in bank drafts payable	(1,805)	106
Proceeds from exercise of stock options	2	--
Net cash used in financing activities	(40,492)	(12,105)

Decrease in cash and cash equivalents	(1,728)	(917)
Cash and cash equivalents:
Beginning of year	1,742	2,659
End of year	$14	$1,742

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,802	$4,274
Income taxes	477	165

Supplemental schedule of non-cash investing and financing activities:
Liability incurred for capitalized leases on revenue equipment	27,603	27,757
Liability incurred for notes payable	1,387	1,801
Purchases of revenue equipment included in accounts payable	5	--
Purchases of fixed assets included in long-term debt	--	355
See accompanying notes.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.  During 2013 and 2012, the Company’s top ten customers generated 27.0% and 29.0% of total revenue, respectively.  During the two year period ended December 31, 2013, no single customer represented more than 10.0% of total revenue.  Other accounts receivable consists primarily of proceeds from the sale of revenue equipment.  The carrying amount reported in the balance sheet for accounts receivable approximates fair value as receivables collection averaged approximately 40 days from the billing date.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2013 and 2012:

	(in thousands)
	Year Ended December 31,
	2013	2012
Balance at beginning of year	$423	$420
Amounts charged to expense	187	153
Uncollectible accounts written off, net of recovery	--	(150)
Balance at end of year	$610	$423

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Some of the significant estimates made by management include, but are not limited to, allowances for doubtful accounts, useful lives for depreciation and amortization, estimates related to our share-based compensation plan, deferred taxes and reserves for claims liabilities. Actual results could differ from those estimates.

Inventories

Inventories consist of tires, fuel, supplies and Company store merchandise and are stated at the lower of cost (first-in, first-out basis) or market.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets include temporary differences relating to depreciation, capitalized leases and certain revenues and expenses.  The Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. The only periods subject to examination for its federal returns are the 2010, 2011, 2012 and 2013 tax years, and in February 2013, the Company received notice that its 2011 federal tax return is being examined. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

Property and Equipment

Property and equipment is recorded at cost.  For financial reporting purposes, the cost of such property is depreciated by the straight-line method using the following estimated useful lives: structures – 5 to 39.5 years; revenue equipment – 4 to 14 years; and service, office and other equipment – 3 to 20 years.  Asset sales are made for cash and gains and losses on those sales are reflected in the year of disposal.  Revenue equipment acquired under capital lease is amortized over the lease term.  Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired.  Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being inventoried and amortized under the Company’s prepaid tire policy.

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

In light of the sustained general economic downturn in the United States and world economies, the decline in our market capitalization and our net operating losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at December 31, 2013.

We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At December 31, 2013 and 2012, we determined that no impairment of value existed.

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

The Company records claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates or historical claims experience.  The current portion reflects the amounts of claims expected to be paid in the next twelve months.  In making the estimates of ultimate payment amounts and the determinations of the current portion of each claim, the Company relies on past experience with similar claims, negative or positive developments in the case and similar factors.  During 2013, management conducted an in-depth operational review of long-term claims liability reserves. After extensive analysis and consultation with advisors, management determined that an enhancement in the estimation process, whereby a third-party actuary was engaged, would provide a better estimate of the claims reserve.  As a result, the long-term claims liability on the Company’s balance sheet was adjusted upward by approximately $6.0 million at December 31, 2013, resulting in a non-cash charge of $0.35 per diluted share to fourth-quarter earnings.

Interest

The Company capitalizes interest on major projects during construction and development.  Interest is capitalized based on the average interest rate on related debt.

The following table shows capitalized interest and interest expense for the years indicated:

	(in thousands)
	Capitalized Interest	Interest Expense
December 31, 2013	$2	$3,774
December 31, 2012	--	4,052

Loss Per Share

Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted loss per share is computed by adjusting the weighted average shares outstanding by common stock equivalents attributable to dilutive stock options and restricted stock.

Change in Accounting Estimate

During 2013, management conducted an in-depth operational review of long-term claims liability reserves. After extensive analysis and consultation with advisors, management determined that an enhancement in the estimation process, whereby a third-party actuary was engaged, would provide a better estimate of the claims reserve.  As a result, the long-term claims liability on the Company’s balance sheet was adjusted upward by approximately $6.0 million at December 31, 2013, resulting in a non-cash charge of $0.35 per diluted share to fourth-quarter earnings.  Of this adjustment, which is accounted for as a change in estimate, approximately $2.0 million is included in the salaries, wages, and employee benefits expense and approximately $4.0 million is included in insurance and claims expense in the consolidated statements of operations.

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

Revenue generated by the Company’s SCS and Intermodal operating segments is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, because the Company acts as a principal with substantial risks as primary obligor.

Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

New Accounting Pronouncements

Currently, there are no new accounting pronouncements that were issued to be effective in 2013 or subsequent thereto that would have a material impact on the Company’s financial reporting.

2.      Segment Reporting

The service offerings provided by the Company relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and to a great extent incur expenses, primarily on a per mile basis. The Company classifies its business into three operating and two reportable segments:  our Trucking operating segment, consisting of our Truckload and Dedicated Freight service offerings; our SCS operating segment consisting of our freight brokerage service offering; and our Intermodal operating segment consisting of our rail intermodal service offering.  SCS and Intermodal operating segments are intended to provide services that complement the Company’s Trucking services, primarily to existing customers of its Trucking operating segment.

We previously reported each operating segment separately; however, during the second quarter of 2013, due to the relatively small size of Intermodal and the interrelationship of SCS and Intermodal operations, we aggregated Intermodal with the SCS operating segment, which we refer to as “SCS.”

Those complementary services consist of services such as freight brokerage, transportation scheduling, routing and mode selection.  A majority of the customers using our SCS and Intermodal services are also customers of our Trucking operating segment.

	Percent of Base Revenue
	Trucking	SCS
December 31, 2013	73.5%	26.5%
December 31, 2012	72.8%	27.2%

Key operating statistics for all three segments include, for example, revenue per mile and miles per tractor per week.  While the operations of our SCS operating segment typically do not involve the use of our equipment and drivers, we nevertheless provide truckload freight services to our customers through arrangements with third party carriers who are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.  Our Intermodal business does involve the use of our equipment as we utilize our trailers and leased containers to provide this service.  Accordingly, the operations of this segment are subject to the same general regulatory environment and cost sensitivities imposed upon our Trucking operations.

Assets are not allocated to our SCS operating segment as the significant majority of our SCS operations provide truckload freight services to our customers through arrangements with third party carriers who utilize their own equipment.  To the extent our Intermodal operations require the use of Company-owned trailers, they are obtained from our Trucking segment on an as-needed basis.  Accordingly, we allocate all of our assets to our Trucking segment.  However, depreciation and amortization expense is allocated to our SCS operating segment based on the various assets specifically utilized to generate revenue.  All intercompany transactions between segments are consummated at rates similar to those negotiated with independent third parties.  All other expenses are allocated to our SCS segment based on headcount and specifically identifiable direct costs, as appropriate.

A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:
	(in thousands)
	Revenue
	Year Ended December 31,
	2013	2012
Base revenue
Trucking	$326,734	$297,624
SCS	125,053	131,327
Eliminations	(7,932)	(20,232)
Total base revenue	$443,855	$408,719
Fuel surcharge revenue
Trucking	$91,867	$83,920
SCS	21,439	25,023
Eliminations	(2,156)	(5,234)
Total fuel surcharge revenue	111,150	103,709
Total revenue	$555,005	$512,428

A summary of operating income (loss) by reportable segments is as follows:
	(in thousands)
	Operating income (loss)
	Year Ended December 31,
	2013	2012
Operating income (loss)
Trucking	$(17,667)	$(29,848)
SCS	9,000	6,576
Operating loss	$(8,667)	$(23,272)

A summary of assets by reportable segments is as follows:
	(in thousands)
	Total Assets
	Year Ended December 31,
	2013	2012
Total Assets
Trucking	$200,168	$218,145
Corporate and Other	114,778	113,349
Total Assets	$314,946	$331,494

A summary of amortization and depreciation by reportable segments is as follows:
	(in thousands)
	Depreciation and Amortization
	Year Ended December 31,
	2013	2012
Depreciation and Amortization
Trucking	$42,366	$42,165
SCS	130	346
Corporate and Other	2,451	2,547
Total Depreciation and Amortization	$44,947	$45,058

3.      Leases Receivable

During the fourth quarter of 2012, the Company began entering into lease-purchase agreements with certain of its drivers to allow them the opportunity to purchase a Company-owned tractor while concurrently becoming an independent contractor.  At December 31, 2013, the Company had entered into 25 such agreements and had approximately $1.0 million included in Other Accounts Receivable in the accompanying Consolidated Balance Sheets.  The Company believes these receivables are adequately collateralized; however, it has recorded an allowance for uncollectability in the approximate amount of $0.1 million dollars to cover any expenses it would incur in the event of a default.

4.      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:
	(in thousands)
	Year Ended December 31,
	2013	2012
Prepaid tires	$10,607	$9,174
Prepaid licenses, permits and tolls	1,915	1,951
Prepaid insurance	1,414	1,649
Other	2,128	2,641
Total prepaid expenses and other current assets	$16,064	$15,415

5.      Note Receivable

   During November 2010, the Company sold its terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in 2015.  Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and records this gain into earnings as payments on the note receivable are received.  During the years ended December 31, 2013 and 2012, respectively, the Company recognized approximately $7,300 and approximately $6,800, respectively, of this gain.  The Company believes that the note receivable balance at December 31, 2013, in the approximate amount of $2.0 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable.

6.      Accrued Expenses

Accrued expenses consist of the following:
(in thousands)
	Year Ended December 31,
	2013	2012
Salaries, wages and employee benefits	$4,747	$3,779
Other (1)	3,985	3,931
Total accrued expenses	$8,732	$7,710

(1) As of December 31, 2013 and 2012, no single item included within other accrued expenses exceeded 5.0% of the Company’s total current liabilities.

7.	Note Payable

On October 11, 2012, the Company entered into an unsecured note payable of $1.8 million.  The note, which was payable in monthly installments of principal and interest of approximately $0.2 million and bearing interest at 1.8%, matured on September 1, 2013.  The note was used to finance a portion of the Company’s annual insurance premiums and was paid to a third party other than the insurance company.

On October 1, 2013, the Company entered into an unsecured note payable of $1.4 million.  The note, which is payable in monthly installments of principal and interest of approximately $0.1 million and bears interest at 2.1%, is scheduled to mature on September 30, 2014.  The balance of the note payable at December 31, 2013 was $1.0 million.  The note was payable to a third party other than the insurance company and was being used to finance a portion of the Company’s annual insurance premiums.

8.      Long-term Debt

Long-term debt consists of the following:

(in thousands)
	Year Ended December 31,
	2013	2012
Revolving credit agreement (1)	$64,000	$83,513
Capitalized lease obligations and other long-term debt (2)	63,868	53,420
	127,868	136,933
Less current maturities	(19,025)	(14,403)
Long-term debt, less current maturities	$108,843	$122,530

(1)
In 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank.  The Revolver, which expires in 2017, is secured by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds are used to finance working capital, to fund capital expenditures and for general corporate purposes

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.75 million) and an annual capital expenditure limit ($71.0 million in 2013, increasing to $73.5 million in 2014, and with further increases thereafter). Under the Revolver’s terms, we are required to maintain a minimum collateral cushion above the maximum facility size, referred to as “suppressed availability.” During 2014 (after giving effect to an amendment to the Revolver signed on March 14, 2014, and effective as of December 31, 2013), if the Company does not maintain the minimum suppressed availability threshold of $30.0 million our borrowing availability will reduce by the amount of the shortfall below $30.0 million. After 2014, if the Company does not maintain the minimum suppressed availability threshold the advance rate on eligible revenue equipment will reduce and, if at least $20.0 million is not maintained, a permanent amortization of the revenue equipment portion of our borrowing base at the rate of 1/72nd, or approximately $1.5 million, per month would result based on the December 31, 2013, revenue equipment collateral. At December 31, 2013, our suppressed availability was $24.0 million, which reduced our borrowing availability by $6.0 million, to $33.4 million. Future fluctuations in the amount and value of equipment serving as collateral under the Revolver will impact our borrowing availability. If our suppressed availability falls below $20.0 million, there will be additional restrictions on which items of revenue equipment may be included in our eligible revenue equipment. The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin. The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%. The Base Rate at December 31, 2013 was 1.25%. The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period. Most borrowings are expected to be based on the LIBOR rate option. The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at December 31, 2013, it was 2.25%.

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

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended December 31, 2013, the Applicable Margin was at Level I and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We are required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through December 31, 2013, the unused fee was at Level II.

Level	Average Used Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	≥ $60,000,000	0.375%
II	< $60,000,000	0.500%

There were no overnight borrowings under the Revolver at December 31, 2013. The interest rate on our overnight borrowings under the Revolver at December 31, 2013 was 4.5%. The interest rate including all borrowings made under the Revolver at December 31, 2013 was 2.4%. The weighted average interest rate on our borrowings under the Revolver for the year ended December 31, 2013 was 3.1%. A quarterly commitment fee is payable on the unused portion of the credit line and at December 31, 2013, the rate was 0.5% per annum. The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $136.6 million at December 31, 2013, and all billed and unbilled accounts receivable. As we reprice our debt on a monthly basis, the borrowings under the Revolver approximate its fair value. At December 31, 2013, we had outstanding $2.8 million in letters of credit and had approximately $39.4 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.75 million). After the suppressed availability adjustment on December 31, 2013, availability under the Revolver was $33.4 million.

(2)
Capitalized lease obligations in the amount of $63.6 million have various termination dates extending through August 2018 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 4.4% at December 31, 2013.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

In May 2012, the Company entered into a long-term financing agreement in the amount of approximately $360,000 for the purchase of information technology related hardware. The agreement, which is scheduled to mature on May 31, 2014, is payable in annual installments of principal and interest of approximately $122,000, due on May 31, 2013 and 2014, and bears imputed interest at 3.16%. The balance of the agreement at December 31, 2013 was approximately $120,800.

In January 2013, the Company entered into a long-term financing agreement in the amount of approximately $295,000 for the purchase of information technology related hardware. The agreement, which is scheduled to mature on January 31, 2017, is payable in annual installments of principal and interest of approximately $63,000, due on January 31st of each year, and bears imputed interest at 3.05%. The balance of the agreement at December 31, 2013 was approximately $176,400.

In April 2013, the Company entered into a long-term financing agreement in the amount of approximately $300,000 for the purchase of information technology related hardware. The agreement, which is scheduled to mature on March 31, 2018, is payable in monthly installments of principal and interest of approximately $5,600 and bears interest at 4.492%. The initial monthly payment of this financing agreement was due on May 1, 2013. The balance of the agreement on December 30, 2013 was approximately $257,800.

The current maturities of the above financing agreements amount to approximately $234,000.

9.	Leases and Commitments

The Company leases certain revenue equipment under capital leases with terms of 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below as of December 31 for the years indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
December 31, 2013	$84,410	$20,942	$63,468
December 31, 2012	67,788	16,366	51,422

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

	(in thousands)
	Year Ended December 31,
	2013	2012
Amortization of leased assets	$12,667	$10,745
Rent expense under operating leases	2,778	3,148

We have entered into leases with lenders who participate in the Revolver.  Those leases contain cross-default provisions with the Revolver.  We have also entered into leases with other lenders who do not participate in our Revolver.  Multiple leases with lenders who do not participate in our Revolver generally contain cross-default provisions.

At December 31, 2013, the future minimum payments under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated.

	(in thousands)
	2014	2015	2016	2017	2018	Thereafter
Future minimum payments	$20,133	$23,090	$14,557	$6,264	$2,118	$--
Future rentals under operating leases	1,195	408	297	281	135	168

In the fourth quarter of 2013, we entered into two fair market value leases to finance the acquisition of revenue equipment.  These leases are deemed to be operating leases and accordingly this equipment is not recorded on the balance sheet.

As of December 31, 2013, the remaining minimum capital lease payments were $63.6 million, which excludes amounts representing interest of $2.9 million.  The current portion of net minimum lease payments, including interest, is $20.1 million.

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

During 2013, our Board of Directors authorized the use of up to $45.0 million in new capital leases under existing facilities through 2013, of which $27.6 million was utilized.  In February 2014, the Board of Directors authorized the use of up to $20.0 million in new capital leases under existing facilities through 2014.

As of December 31, 2013, we had commitments for purchases of revenue equipment in the approximate amount of $8.6 million.

10.      Federal and State Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)
	Year Ended December 31,
	2013	2012
Current deferred tax assets:
Accrued expenses not deductible until paid	$7,648	$3,885
Equity Incentive Plan	282	266
Revenue recognition	330	277
Allowance for doubtful accounts	234	162
Other	452	16
Total current deferred tax assets	8,946	4,606

Current deferred tax liabilities:
Prepaid expenses deductible when paid	(6,159)	(5,910)
Total current deferred tax liabilities	(6,159)	(5,910)
Net current deferred tax assets (liabilities)	$2,787	$(1,304)

Noncurrent deferred tax assets:
Non-compete agreement	18	41
Net operating loss carry forwards	6,052	16,452
Total noncurrent deferred tax assets	6,070	16,493

Noncurrent deferred tax liabilities:
Tax over book depreciation	(41,041)	(52,237)
Capitalized leases	(71)	(215)
Other	3	6
Total noncurrent deferred tax liabilities	(41,109)	(52,446)
Net noncurrent deferred tax liabilities	$(35,039)	$(35,953)

The Company's federal and state net operating loss carry forwards are currently available to offset future federal taxable income, if any, and will expire during the period 2024 through 2032.  The Company expects to fully utilize these net operating loss carry forwards in future years before they expire.

Significant components of the provision (benefits) for income taxes are as follows:

	(in thousands)
	Year Ended December 31,
	2013	2012
Current:
Federal	$786	$--
State	--	--
Total current	786	--

Deferred:
Federal	(4,093)	(7,943)
State	(681)	(1,646)
Total deferred	(4,774)	(9,589)
Total income tax (benefit) expense	$(3,988)	$(9,589)

A reconciliation between the effective income tax rate and the statutory federal income tax rate is as follows:

	(in thousands)
	Year Ended December 31,
	2013	2012
Income tax (benefit) expense at statutory federal rate	$(4,453)	$(9,268)
Federal income tax effects of:
State income tax expense	231	558
Per diem and other nondeductible meals and entertainment	875	748
Other	40	19
Federal income tax benefit	(3,307)	(7,943)
State income tax benefit	(681)	(1,646)
Total income tax benefit	$(3,988)	$(9,589)

Effective tax rate	30.4%	35.2%

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

At December 31, 2013, 584,211 shares were available for granting future options or other equity awards under this plan.  The Company issues new shares upon the exercise of stock options.

Compensation cost recognized in 2013 and 2012 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006.  The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is recognized over the vesting period.

Compensation expense related to incentive and nonqualified stock options granted under the Company’s plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the years indicated.

	(in thousands)
	Year Ended December 31,
	2013	2012
Compensation expense	$54	$67

On January 28, 2009, the Executive Compensation Committee of the Board of Directors of the Company approved the USA Truck, Inc. Executive Team Incentive Plan.  The Executive Team Incentive Plan consists of cash and equity incentive awards.  The cash incentives will be awarded upon the achievement of predetermined results in designated performance measurements, which will be identified by the Committee on an annual basis.  Executive Team Incentive Plan participants will be paid a cash percentage of their base salaries corresponding with the level of results achieved.  As determined by the Committee on an annual basis, Executive Team Incentive Plan participants are also eligible for an annual Equity Incentive Award consisting of Company common stock, issued under the 2004 Equity Incentive Plan.  The Equity Incentive Awards will consist of a combination of Restricted Stock Awards (“RSAs”) and Incentive Stock Options (“ISOs”).  The value of the equity award to each participant will be granted fifty percent in the form of RSAs and fifty percent in the form of ISOs, as defined.  To the extent options fail to qualify as “incentive stock options” under IRS regulations, they will be non-qualified stock options.  Annual awards approved by the Committee will be granted quarterly and will vest one-third each year on August 1, beginning the year following the year in which the shares are awarded.  On January 26, 2011 and February 6, 2012, the Committee approved the granting of the annual awards for 2011 and 2012, respectively, under this plan.  There were no grants made under this plan during 2013.

The following grants were made in accordance with the terms of the Executive Team Incentive Plan for the years indicated.

Grant Date	Restricted Shares (1)	Number of Shares Under Options (1)	Grant Price (2)
2013
February 1	--	--	--
May 2	--	--	--
August 1	--	--	--
November 1	--	--	--
2012
February 1	240	481	$8.94
May 2	310	623	6.91
August 1	512	1,240	4.18
November 1	743	2,655	2.88

(1)	Net of forfeited shares.

(2)	The shares were valued at the closing price of the Company’s common stock on the dates of awards.

Information related to option activity for the year ended December 31, 2013 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	112,151	$12.54
Granted (2)	42,910	4.83
Exercised	(1,398)	4.27		$9,780
Cancelled/forfeited	(12,833)	6.46
Expired	(30,959)	15.55
Outstanding at December 31, 2013	109,871	$9.49	4.6	$491,723
Exercisable at December 31, 2013	53,186	$13.40	1.2	$63,414

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of the Company’s common stock, as determined by the closing price on December 31, 2013 (the last trading day of the fiscal year), was $13.38.  During the year ended December 31, 2013, the intrinsic value for options exercised was $9,780.  No options were exercised in 2012.

(2)	The weighted-average grant date fair value of options granted during 2013 and 2012 was $1.75 and $2.43, respectively.

The exercise price, number, weighted-average remaining contractual life of options outstanding and the number of options exercisable as of December 31, 2013 are as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number of Options Exercisable
$2.88	2,655	3.7
4.18	1,240	3.7
4.83	42,910	9.1
6.91	623	3.7
8.94	6,211	3.1
9.03	3,653	2.2
11.19	5,715	0.8
12.11	7,041	2.2
12.20	4,745	2.2
12.21	4,638	1.3
12.52	6,483	2.2
13.61	2,999	1.3
13.88	4,493	0.8
14.18	3,351	0.8
14.50	4,172	0.8
16.49	2,653	1.3
18.58	2,889	1.3
22.54	3,400	0.3
30.22	--	0.0
	109,871	4.6	53,186

The following assumptions were used to value the stock options granted during the years indicated:

	2013	2012
Dividend yield	0%	0%
Expected volatility	35.6%	29.8 – 64.0%
Risk-free interest rate	1.2%	0.5 – 0.7%
Expected life (in years)	6.25	3.75 – 4.25

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

The fair value of stock options and restricted stock that vested during the year is as follows for the years indicated.

	(in thousands)
	Year Ended December 31,
	2013	2012
Stock options	$60	$177
Restricted stock	144	57

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

	(in thousands)
	Year Ended December 31,
	2013	2012
Compensation expense	$161	$65

On July 16, 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of the Company’s common stock to certain officers of the Company.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of the Company’s common stock on the NASDAQ Stock Market on that date.  Each officer’s restricted shares of common stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to the Company’s attainment of defined retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares that fail to vest as a result of the Company’s failure to attain a performance goal will forfeit and result in the recovery of the previously recorded expense.  These forfeited shares will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that Plan until that Plan expires in 2014.  During the second quarter of 2011, management determined that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2012 and April 1, 2013.  At that time, these shares were deemed forfeited and recorded as Treasury Stock.  During the first quarter of 2013, management determined that it is probable that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2014, April 1, 2015 and April 1, 2016. During the fourth quarter of 2013, management determined that it is probable that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2017.  Accordingly, the shares remain outstanding until their scheduled vesting dates, at which time their forfeitures become effective and the shares revert to the 2004 Equity Incentive Plan.

The table below sets forth the information relating to the forfeitures of these shares.

July 16, 2008 Restricted Stock Award Forfeitures
Scheduled Vest Date	Date Deemed Forfeited and Recorded as Treasury Stock	Shares Forfeited (in thousands)	Expense Recovered (in thousands)	Date Shares Returned to Plan
April 1, 2011	September 30, 2010	9	$70	April 1, 2011
April 1, 2012	September 30, 2011	8 (1)	66	April 1, 2012
April 1, 2013	September 30, 2011	15 (1)(2)	101	April 1, 2013
April 1, 2014	February 28, 2013	9 (3)	78	April 1, 2014
April 1, 2015	February 28, 2013	9 (3)	65	April 1, 2015
April 1, 2016	February 28, 2013	9 (3)	56	April 1, 2016
April 1, 2017	December 31, 2013	7	44	April 1, 2017

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

(3)
In December 2013, in connection with the termination of employment of a recipient, the forfeiture relating to approximately 6,291 shares scheduled to vest on April 1, 2014, 2015 and 2016, included herein, became effective.  Accordingly, these shares were removed from Treasury Stock at December 31, 2013.

Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the year ended December 31, 2013, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2012	113,458	$10.35
Granted	156,176	5.21
Forfeited	(45,965)	9.12
Vested	(24,050)	5.41
Nonvested shares – December 31, 2013	199,619	$7.20
(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

Information set forth in the following table is related to stock options and restricted stock as of December 31, 2013.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$44	$597
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	2.2	3.1

On January 30, 2013, the Executive Compensation Committee of the Company’s Board of Directors approved grants of Restricted Stock Awards (“RSAs”) to certain officers and employees of the Company in an amount equal to a percentage of the recipient’s annual salary.  The value of the RSAs was based on the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant, February 1, 2013 ($4.98), and a total of 36,961 restricted shares were issued.  The shares were issued from the Company’s 2004 Equity Incentive Plan.  The RSAs will vest one-fourth each year beginning February 1, 2014, conditioned on continued employment and certain other forfeiture provisions.  In addition, the Executive Compensation Committee approved the USA Truck, Inc. 2013 Management Bonus Plan.  Plan participants, consisting of executive and other key management personnel, will be paid a cash percentage and an equity percentage of their base salaries (payable in restricted stock), corresponding with the achievement of certain levels of consolidated 2013 pretax income.  No bonus payments were made or accrued under this plan.

On February 15, 2013, in connection with his appointment as President and Chief Executive Officer, Mr. John M. Simone was awarded 75,000 shares of restricted stock, with a grant date of February 18, 2013, to vest in equal 25% installments over four years, beginning February 18, 2014.  He was also awarded 42,910 non-qualified stock options with an exercise price of $4.83, which was the closing price of the Company’s common stock on the NASDAQ Stock Market on February 19, 2013, the first trading day following the date of grant, to vest in equal 25% installments over four years, beginning February 18, 2014.  Both awards are conditioned on continued employment and certain other forfeiture provisions.

On May 8, 2013, the Executive Compensation Committee of the Company’s Board of Directors granted RSAs to each non-employee member of the Company’s Board of Directors.  The awards were part of a change in such directors’ compensation plan, which included an elimination of directors’ Board meeting fees.  The value of the RSAs was based on the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of the grant, May 8, 2013 ($6.00), and a total of 30,830 restricted shares were awarded. The shares were granted from the Company’s 2004 Equity Incentive Plan. The RSAs will vest upon the date of the 2014 Annual Shareholders’ Meeting.

During 2013, the Executive Compensation Committee of the Company’s Board of Directors approved grants of RSAs to certain newly hired officers and employees of the Company in an amount equal to a percentage of the respective recipient’s annual salary.  The value of the RSAs was based on the closing price of the Company’s common stock on the NASDAQ Stock Market on the dates of grant for each recipient.  For the year ended December 31, 2013, a total of 13,385 restricted shares were issued from the Company’s 2004 Equity Incentive Plan pursuant to such grants.  The RSAs will vest in one-fourth increments on the anniversary date of the date of grant each year, conditioned on continued employment and certain other forfeiture provisions.

On October 30, 2013, the Executive Compensation Committee of the Board of Directors (the “Compensation Committee”) of USA Truck, Inc. (the “Company”) approved a retention bonus plan (the “Retention Bonus Plan”) and a change in control/severance plan (the “Management Severance Plan”) for certain of the Company’s officers and members of its management team. The Compensation Committee has determined that it is appropriate to adopt the Retention Bonus Plan and the Management Severance Plan as a means of assuring the continued focus of the new and expanded management team that is critical to the successful execution of the Company’s turnaround strategy, and mitigating any uncertainty regarding future employment resulting from Knight Transportation, Inc.’s unsolicited proposal to acquire the Company and its ongoing efforts to disrupt the Company’s turnaround.

Each participant in the Retention Bonus Plan, with the exception of Mr. Simone, is eligible to receive a one-time, cash bonus that is equal to a percentage of the participant’s annualized base salary determined as of the date of adoption of the Retention Bonus Plan. The percentages range from 6.25% to 25% of annualized base salary. Mr. Simone is eligible to receive a retention bonus equal to 25% of his annualized base salary plus an additional $150,000, of which $50,000 was paid to him in December 2013. All other payments under the Retention Bonus Plan will be paid on or about April 11, 2014 (the “Payment Date”) to those plan participants employed as of October 30, 2013, that remain employed with the Company through and as of the Payment Date.  If a participant in the Retention Bonus Plan voluntarily terminates his employment at any time after receipt of a payment under the Retention Bonus Plan and before the one-year anniversary of the adoption of the Retention Bonus Plan, or October 30, 2014, the plan participant will be required to repay his or her retention bonus award to the Company.

The Management Severance Plan provides that the plan participants will enter into substantially identical Change in Control/Severance Agreements (each, a “Severance Agreement”) and will be entitled to certain severance benefits thereunder if (i) following adoption of the Management Severance Plan, a participant is terminated by the Company without “cause” (as defined in the Severance Agreement) other than in connection with or following a “change in control” (as defined in the Severance Agreement) (the “Severance Benefit”) or (ii) in the event of and for the twelve-month period following a “change in control,” the Company or its successor terminates a participant’s employment without “cause” or the participant is subject to a “constructive termination” (as defined in the Severance Agreement) (the “Change-in-Control Benefit”). The Management Severance Plan provides that the Severance Benefit and the Change-in-Control Benefit are mutually exclusive and a plan participant would not be entitled to both benefits.

With respect to the Severance Benefit, plan participants will be entitled to receive a monthly severance payment equal to the participant’s base monthly salary at the time of termination without “cause” for a fixed period of time ranging from six months to twelve months.

On February 25, 2014, the Executive Compensation Committee approved the USA Truck, Inc. 2014 Management Bonus Plan.  Plan participants, consisting of executive and other key management personnel, will be paid a cash percentage and an equity percentage of their base salaries (payable in restricted stock), corresponding with the achievement of certain levels of consolidated 2014 pretax income.

On February 25, 2014, the Company’s Board of Directors adopted the USA Truck, Inc. 2014 Omnibus Incentive Plan (the “Incentive Plan”) and recommended that it be submitted to the Company’s stockholders for their approval at the Annual Meeting of Stockholders (the “Annual Meeting”), scheduled for May 23, 2014.  If approved by the stockholders, the Incentive Plan will be effective as of the date of the Annual Meeting.  The Incentive Plan is intended to replace the 2004 Equity Incentive Plan, which expires on May 5, 2014.  If the Incentive Plan is approved by the stockholders, no further awards would be made after such date under the 2004 Equity Incentive Plan.

13.  Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share) amounts)
	Year Ended December 31,
	2013	2012
Numerator:
Net loss	$(9,110)	$(17,671)

Denominator:

Denominator for basic loss per share – weighted average shares	10,323	10,310

Effect of dilutive securities:
Employee stock options and restricted stock	--	--
	--	--
Denominator for diluted loss per share – adjusted weighted-average shares and assumed conversions	$10,323	$10,310
Basic loss per share	$(0.88)	$(1.71)
Diluted loss per share	$(0.88)	$(1.71)
Weighted average anti-dilutive employee stock options and restricted stock	103	200

14.	Common Stock Transactions

During the years ended December 31, 2013 and 2012, we did not repurchase any shares of our common stock.  Currently, we do not have an approved repurchase authorization.

15.	Fair Value of Financial Instruments

At December 31, 2013 and 2012, the amounts reported in the Company’s consolidated balance sheets for its Revolver and capital leases approximate their fair value.

16.	Litigation

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

On July 28, 2008, a former commission sales agent, Mr. William Blankenship (“Blankenship”), filed an action in the United States District Court, Western District of Arkansas entitled William Blankenship, Jr. v. USA Truck, Inc., asking the court to set aside a previously consummated settlement agreement between the parties.  The matter was dismissed by the District Court based upon our Motion to Dismiss, but was later reinstated by the 8th Circuit Court of Appeals and set for trial in the United States District Court in Fort Smith, Arkansas.  In October 2011, the trial was held in the United States District Court and the jury returned a favorable verdict for the Company on all counts and determined that the Company had no additional liability in this matter.  On December 13, 2011, the Court entered an order awarding the Company its costs and attorney’s fees incurred in defending the case totaling approximately $0.2 million.  Blankenship appealed the jury verdict and Court order. On June 27, 2013, the 8th Circuit Court of Appeals entered an order affirming the jury verdict and attorneys’ fee award in favor of USA Truck.  By order dated July 30, 2013, the 8th Circuit Court of Appeals denied all of Blankenship’s requests for further appellate review, effectively ending the litigation.  Blankenship filed bankruptcy in 2013, thus extinguishing our rights to collect the court ordered award of attorney’s fees.

On September 26, 2013 Knight Transportation, Inc. (“Knight”) filed a Schedule 13D with the Securities and Exchange Commission stating it had acquired 829,946 shares of our common stock (approximately 7.9%) for the purpose of pursuing a merger with us. Knight also disclosed in this filing that it had made an offer to our Board of Directors on August 28, 2013 proposing an all cash offer of $9.00 per share for all of our outstanding shares of common stock.  Subsequent to this filing, Knight reported that it had increased its holdings in our stock to 1,287,782 shares (approximately 12.2%).  On September 26, 2013, the Company issued a press release regarding Knight’s unsolicited proposal, indicating that our Board of Directors had previously reviewed Knight’s unsolicited proposal with the Company’s management team and independent financial and legal advisors, that the Board unanimously concluded that the proposal substantially undervalued the Company in light of the initiatives undertaken by the new management team, and the proposal was not in the best interests of the Company and its stockholders.  The Company also indicated in the release that it had offered to meet with Knight to discuss the reasons why the Knight offer was inadequate.  On October 10, 2013, we filed a breach of contract complaint in the Circuit Court of Crawford County, Van Buren, Arkansas, styled USA Truck, Inc. v. Knight Transportation, Inc., Docket No. 17CV-13-302-II (which was subsequently removed to the United States District Court for the Western District of Arkansas and captioned USA Truck, Inc. v. Knight Transportation, Inc., No. 2:13 cv 02238 PKH), alleging, among other things, that Knight misused confidential information in violation of a confidentiality agreement between Knight and the Company, by disclosing prior confidential discussions between Knight and the Company, and by using confidential information in connection with the above mentioned stock acquisitions.  The lawsuit seeks to require Knight to divest the shares it acquired in violation of the confidentiality agreement.

On February 4, 2014, the Company entered into a settlement agreement (the "Settlement Agreement") with Knight for the purpose of resolving the litigation described above.  Pursuant to the Settlement Agreement, and without either the Company or Knight admitting or conceding liability or wrongdoing, we have withdrawn the lawsuit, the Company and Knight exchanged mutual releases of liability and the Company and Knight entered into a voting agreement and a standstill agreement.

17. Stockholder Rights Plan

On November 7, 2012, the Company's Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company's common stock, which dividend was paid on November 21, 2012 to stockholders of record at the close of business on such date.  The Board of Directors also adopted the Rights Agreement by and between the Company and Registrar and Transfer Company, as Rights Agent (the “Rights Agreement”).  Until certain events described in the Rights Agreement and noted in the following paragraph, the Rights are not exercisable and do not trade separately from our common stock.

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

The Rights Agreement is set to expire on November 21, 2014; however, the Rights Agreement will continue after the Company's 2014 Annual Meeting of Stockholders, scheduled for May 23, 2014, only upon stockholder approval at such meeting.  The Company may redeem the Rights for nominal consideration before the Rights become exercisable.

18. Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2013 and 2012:

	(in thousands, except per share amounts)
	2013
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$132,027	$139,738	$141,822	$141,417
Operating expenses and costs	134,854	140,683	142,026	146,109
Operating loss	(2,827)	(945)	(204)	(4,692)
Other expenses, net	783	901	356	2,390
Loss before income taxes	(3,610)	(1,846)	(560)	(7,082)
Income tax (benefit) expense	(1,136)	(448)	42	(2,446)
Net loss	$(2,474)	$(1,398)	$(602)	$(4,636)

Average shares outstanding (Basic)	10,305	10,293	10,322	10,323
Basic loss per share	$(0.24)	$(0.14)	$(0.06)	$(0.45)

Average shares outstanding (Diluted)	10,305	10,293	10,322	10,323
Diluted loss per share	$(0.24)	$(0.14)	$(0.06)	$(0.45)

Note - The above amounts have been previously reported in the Company’s quarterly reports on Form 10-Q.  Certain line items in those quarterly reports may not total the corresponding amount reported in this Annual Report on Form 10-K due to rounding.

	(in thousands, except per share amounts)
	2012
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$123,673	$129,569	$124,416	$134,771
Operating expenses and costs	130,309	133,898	132,941	138,552
Operating loss	(6,636)	(4,329)	(8,525)	(3,781)
Other expenses, net	911	975	1,002	1,100
Loss before income taxes	(7,547)	(5,304)	(9,527)	(4,881)
Income tax benefit	(2,674)	(1,818)	(3,455)	(1,641)
Net loss	$(4,873)	$(3,486)	$(6,072)	$(3,240)

Average shares outstanding (Basic)	10,300	10,304	10,312	10,313
Basic loss per share	$(0.47)	$(0.34)	$(0.59)	$(0.31)

Average shares outstanding (Diluted)	10,300	10,304	10,312	10,313
Diluted loss per share	$(0.47)	$(0.34)	$(0.59)	$(0.31)

Note - The above amounts have been previously reported in the Company’s quarterly reports on Form 10-Q.  Certain line items in those quarterly reports may not total the corresponding amount reported in this Annual Report on Form 10-K due to rounding.

EXHIBIT INDEX

Exhibit Number		Exhibit
3.01
Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

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

4.01
Specimen certificate evidencing shares of the Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992).

4.02
Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

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

10.01
Revolving Credit Agreement dated August 24, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and PNC Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2012).

10.02*
Executive Profit-Sharing Incentive Plan, as amended effective January 1, 2007, for executive officers of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.03*		USA Truck, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company’s proxy statement filed with the Securities and Exchange Commission on March 19, 2004).
10.04*		USA Truck, Inc. Executive Team Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.05*		Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.06*		Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2011).
10.07*
Employment Agreement dated February 11, 2013, by and between the Company and John M. Simone (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.08*		2013 Management Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).
10.09*		Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).
10.10*	#	Retention Bonus Plan.
10.11*	#	Management Severance Plan.
21		The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the fiscal year ended December 31, 2013.
23.01	#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.01	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	±	XBRL Instance Document.
101.SCH	±	XBRL Taxonomy Extension Schema Document.
101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan, contract or arrangement.
#Filed herewith.
±In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated March 21, 2014, with respect to the consolidated financial statements in the Annual Report of USA Truck, Inc. on Form 10-K for the year ended December 31, 2013. We hereby consent to the incorporation by reference of said report in the Registration Statements of USA Truck, Inc. on Form S-3 (File No. 333-167053, effective May 24, 2010) and on Forms S-8 (333-40317, effective November 14, 1997, and 333-117856, effective August 2, 2004).

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 21, 2014

EXHIBIT 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
USA TRUCK, INC.

I, John M. Simone, certify that:
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

Date:	March 21, 2014	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

EXHIBIT 31.02

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

Date:	March 21, 2014	/s/ Clifton R. Beckham
Clifton R. Beckham
Executive Vice President and Chief Financial Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of USA Truck, Inc. (the “Company”) on Form 10-K for the annual period ended December 31, 2013 (the “Report”), I, John M. Simone, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 21, 2014	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.02

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of USA Truck, Inc. (the “Company”) on Form 10-K for the annual period ended December 31, 2013 (the “Report”), I, Clifton R. Beckham, Executive Vice President and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 21, 2014	/s/ Clifton R. Beckham
Clifton R. Beckham
Executive Vice President and
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.