Form 10-Q
period 2014-03-31
USA TRUCK INC
filed 2014-05-14
CIK 883945

                             UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       Form 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of April 17, 2014 is 10,518,097

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(UNAUDITED)
	March 31,	December 31,
Assets	2014	2013
Current assets:		(as revised - see note 17)
Cash	$6	$14
Accounts receivable:
Trade, less allowance for doubtful accounts of $684 in 2014 and $610 in 2013	76,504	64,682
Other	4,114	3,463
Inventories	1,506	1,425
Deferred income taxes	3,511	2,787
Prepaid expenses and other current assets	17,837	16,064
Total current assets	103,478	88,435
Property and equipment:
Land and structures	31,528	31,502
Revenue equipment	353,930	353,587
Service, office and other equipment	15,760	15,613
Property and equipment, at cost	401,218	400,702
Accumulated depreciation and amortization	(182,064)	(176,506)
Property and equipment, net	219,154	224,196
Note receivable	1,946	1,953
Other assets	360	362
Total assets	$324,938	$314,946
Liabilities and Stockholders’ equity
Current liabilities:
Bank drafts payable	$1,244	$3,345
Trade accounts payable	33,347	17,674
Current portion of insurance and claims accruals	9,377	9,444
Accrued expenses	9,794	8,732
Note payable	684	1,023
Current maturities of long-term debt and capital leases	20,395	19,025
Total current liabilities	74,841	59,243
Deferred gain	626	627
Long-term debt and capital leases, less current maturities	103,382	108,843
Deferred income taxes	37,371	36,647
Insurance and claims accruals, less current portion	11,385	10,656
Commitments and contingencies	--	--
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Preferred Share Purchase Rights, $0.01 par value; 150,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; authorized 30,000,000 shares; issued 11,874,497 shares in 2014 and 11,881,232 shares in 2013	119	119
Additional paid-in capital	65,560	65,527
Retained earnings	53,460	55,049
Less treasury stock, at cost (1,356,400 shares in 2014 and 1,356,400 shares in 2013)	(21,806)	(21,765)
Total stockholders’ equity	97,333	98,930
Total liabilities and stockholders’ equity	$324,938	$314,946
See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Revenue:
Trucking revenue	$80,207	$79,793
Strategic Capacity Solutions revenue	37,404	25,094
Base revenue	117,611	104,887
Fuel surcharge revenue	27,878	27,140
Total revenue	145,489	132,027

Operating expenses and costs:
Purchased transportation	41,250	30,478
Salaries, wages and employee benefits	35,839	35,567
Fuel and fuel taxes	33,003	35,595
Operations and maintenance	13,062	11,508
Depreciation and amortization	11,455	10,915
Insurance and claims	5,984	5,389
Operating taxes and licenses	1,446	1,007
Communications and utilities	1,039	1,086
Gain on disposal of assets, net	(343)	(389)
Other	3,797	3,698
Total operating expenses and costs	146,532	134,854
Operating loss	(1,043)	(2,827)
Other expenses (income):
Interest expense	711	837
Other, net	429	(54)
Total other expenses, net	1,140	783
Loss before income taxes	(2,183)	(3,610)
Income tax expense (benefit)	(594)	(1,136)
Net loss and Comprehensive loss	$(1,589)	$(2,474)

Per share information:
Average shares outstanding (Basic)	10,339	10,305
Basic loss per share	$(0.15)	$(0.24)
Average shares outstanding (Diluted)	10,339	10,305
Diluted loss per share	$(0.15)	$(0.24)

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2013, as reported	11,881	$119	$65,527	$56,657	$(21,765)	$100,538
Prior period revision of net deferred tax liability				(1,608)		(1,608)
Balance at December 31, 2013, as revised	11,881	119	65,527	55,049	(21,765)	98,930
Exercise of stock options	2		4			4
Transfer of stock into (out of) Treasury Stock	--	--	41	--	(41)	--
Stock-based compensation	--	--	116	--	--	116
Restricted stock award grant	1	--	--	--	--	--
Forfeited restricted stock	(1)	--	--	--	--	--
Net share settlement related to restricted stock vesting	(9)	--	(128)	--	--	(128)
Net loss	--	--	--	(1,589)	--	(1,589)
Balance at March 31, 2014	11,874	$119	$65,560	$53,460	$(21,806)	$97,333

See notes to consolidated financial statements.

USA TRUCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net loss	$(1,589)	$(2,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,455	10,915
Provision for doubtful accounts	113	(125)
Deferred income taxes, net	--	(1,590)
Stock-based compensation	116	(89)
Gain on disposal of assets, net	(343)	(389)
Other	1	25
Changes in operating assets and liabilities:
Accounts receivable	(12,585)	(2,326)
Inventories and prepaid expenses	(1,855)	(889)
Trade accounts payable and accrued expenses	9,447	(549)
Insurance and claims accruals	988	658
Net cash provided by operating activities	5,748	3,167

Investing activities:
Purchases of property and equipment	(2,959)	(2,791)
Proceeds from sale of property and equipment	3,853	2,160
Change in other assets, net	7	(7)
Net cash provided by (used in) investing activities	901	(638)

Financing activities
Borrowings under long-term debt	22,895	31,128
Restricted stock vesting and stock option exercise	(123)	--
Principal payments on long-term debt	(21,795)	(26,704)
Principal payments on capitalized lease obligations	(5,194)	(7,534)
Principal payments on note payable	(339)	(448)
Net decrease in bank drafts payable	(2,101)	(401)
Net cash used in financing activities	(6,657)	(3,959)

Decrease in cash	(8)	(1,430)
Cash:
Beginning of period	14	1,742
End of period	$6	$312

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$857	$935
Income taxes	163	46
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	--	10,275
Purchases of revenue equipment included in accounts payable	7,296	7,648
Purchases of fixed assets included in long-term debt	--	295

See notes to consolidated financial statements.

USA TRUCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       March 31, 2014

NOTE 1 – BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

    The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date revised for the effect of the prior period revision of our deferred tax liability referred to in footnote 17.  The December 31, 2013 balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 3 – STOCK-BASED COMPENSATION

    The USA Truck, Inc. 2004 Equity Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,125,000 shares of Common Stock to directors, officers and other key employees.  No options were awarded under this 2004 Equity Incentive Plan for less than the fair market value of the Common Stock as defined in the 2004 Equity Incentive Plan at the date of grant.  Options granted under the 2004 Equity Incentive Plan generally vest ratably over three to five years.  The option price under the 2004 Equity Incentive Plan is the fair market value of our Common Stock at the date the options were granted.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $2.88 to $22.54 as of March 31, 2014.  At March 31, 2014, 613,396 shares were available for future options or other equity awards under this 2004 Equity Incentive Plan.  The Company issues new shares upon the exercise of stock options.

    Compensation expense related to incentive and nonqualified stock options granted under the Company’s 2004 Equity Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The amount of compensation expense recognized, net of forfeiture recoveries, is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended
	March 31,
	2014	2013
Compensation expense	$10	$15

    The table below sets forth the assumptions used to value stock options granted during the periods indicated.  No stock options were granted during the three-month period ended March 31, 2014.

	2014	2013
Dividend yield	0%	0%
Expected volatility	0%	35.6%
Risk-free interest rate	0%	1.2%
Expected life (in years)	0	6.25

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

    Information related to option activity for the three months ended March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - beginning of year	109,871	$9.49
Granted	--	--
Exercised	(12,538)	12.49		$--
Cancelled/forfeited	(214)	11.73
Expired	(9,698)	13.36
Outstanding at March 31, 2014	87,421	$8.63	5.3	$571,519
Exercisable at March 31, 2014	43,587	$11.37	3.2	$185,022

(1)
The intrinsic value of outstanding and exercisable stock options is determined based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of our Common Stock, as determined by the closing price on March 31, 2014 (the last trading day of the quarter), was $14.72.

    Compensation expense related to restricted stock awarded under our equity incentive plans is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations.  The compensation expense recognized is based on the market value of our Common Stock on the date the restricted stock award is granted and is not adjusted in subsequent periods.  The amount to be recognized, net of forfeiture recoveries, is amortized over the vesting period.  The amount of compensation expense recognized is reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended
	March 31,
	2014	2013
Compensation expense (credit)	$106	$(104)

    Information related to the restricted stock awarded under the 2004 Equity Incentive Plan for the three months ended March 31, 2014, is as follows:

	Number of Shares	Weighted Average Grant Price (1)
Nonvested shares – December 31, 2013	199,619	7.20
Granted	632	14.03
Forfeited	(522)	5.69
Vested	(24,723)	4.87
Nonvested shares – March 31, 2014	175,006	7.56

(1)	The shares were valued at the closing price of our common stock on the dates of the awards.

    In July 2008, the Executive Compensation Committee of the Board of Directors of the Company, pursuant to the 2004 Equity Incentive Plan, granted thereunder awards totaling 200,000 restricted shares of our common stock to certain of our officers.  The grants were made effective as of July 18, 2008 and were valued at $12.13 per share, which was the closing price of our common stock on the NASDAQ Stock Market on that date.  Each officer’s restricted shares of common stock will vest in varying amounts over the ten year period beginning April 1, 2011, subject to our attainment of defined retained earnings growth.  Management must attain an average five-year trailing retained earnings annual growth rate of 10.0% (before dividends) in order for the shares to qualify for full vesting (pro rata vesting will apply down to 50.0% at a 5.0% annual growth rate).  Any shares that fail to vest as a result of our failure to attain a performance goal will forfeit and result in the recovery of the previously recorded expense.  These forfeited shares will revert to the 2004 Equity Incentive Plan where they will remain available for grants under the terms of that Plan until that Plan expires in 2014.  During the second quarter of 2011, management determined that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2012 and April 1, 2013.  At that time, these shares were deemed forfeited and recorded as Treasury Stock.  During the first quarter of 2013, management determined that it is probable that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2014, April 1, 2015 and April 1, 2016. During the fourth quarter of 2013, management determined that it is probable that the performance criteria would not be met for the shares that were scheduled to vest on April 1, 2017.  Accordingly, the shares remain outstanding until their scheduled vesting dates, at which time their forfeitures become effective and the shares revert to the 2004 Equity Incentive Plan.

    The table below sets forth the information relating to the forfeitures of these shares.

July 16, 2008 Restricted Stock Award Forfeitures
Scheduled Vest Date	Date Deemed Forfeited and Recorded as Treasury Stock	Shares Forfeited (in thousands)	Expense Recovered (in thousands)	Date Shares Returned to Plan
April 1, 2011	September 30, 2010	9	$70	April 1, 2011
April 1, 2012	September 30, 2011	8	66	April 1, 2012
April 1, 2013	September 30, 2011	15	101	April 1, 2013
April 1, 2014	February 28, 2013	9	78	April 1, 2014
April 1, 2015	February 28, 2013	9	65	April 1, 2015
April 1, 2016	February 28, 2013	9	56	April 1, 2016
April 1, 2017	December 31, 2013	7	44	April 1, 2017

    Information set forth in the following table is related to stock options and restricted stock as of March 31, 2014.

	(in thousands, except weighted average data)
	Stock Options	Restricted Stock
Unrecognized compensation expense	$33	$502
Weighted average period over which unrecognized compensation expense is to be recognized (in years)	2.3	3.3

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

    On February 25, 2014, the Board of Directors adopted the USA Truck, Inc. 2014 Omnibus Incentive Plan (the “Incentive Plan”) and submitted the Incentive Plan to our stockholders for their approval at the Annual Meeting of Stockholders (the “Annual Meeting”), scheduled for May 23, 2014.  If approved by the stockholders, the Incentive Plan will be effective as of the date of the Annual Meeting.  The Incentive Plan is intended to replace the 2004 Equity Incentive Plan, which expired on May 5, 2014.  If the Incentive Plan is approved by the stockholders, no further awards would be made after such date under the 2004 Equity Incentive Plan.

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

	Percent of Total Base Revenue
	Trucking	SCS
Three Months Ended
March 31, 2014	68.2%	31.8%
March 31, 2013	76.1%	23.9%

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

    A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Three Months Ended
	March 31,
	2014	2013
Base Revenue
Trucking	$80,336	$79,803
SCS	39,405	26,787
Eliminations	(2,130)	(1,703)
Total base revenue	117,611	104,887
Fuel Surcharge Revenue
Trucking	22,578	22,225
SCS	5,847	5,377
Eliminations	(547)	(462)
Total fuel surcharge revenue	27,878	27,140
Total revenue	$145,489	$132,027

    A summary of operating income (loss) by reportable segments is as follows:

	(in thousands)
	Operating Income (Loss)
	Three Months Ended
	March 31,
	2014	2013
Operating Income (Loss)
Trucking	$(6,120)	$(3,978)
SCS	5,077	1,151
Operating loss	$(1,043)	$(2,827)

    A summary of assets by reportable segments is as follows:

	(in thousands)
	Total Assets
	March 31,	December 31,
	2014	2013
Total Assets
Trucking	$195,541	$200,168
Corporate and Other	129,397	114,778
Total Assets	$324,938	$314,946

    A summary of amortization and depreciation by reportable segments is as follows:

	(in thousands)
	Depreciation and Amortization
	Three Months Ended
	March 31,
	2014	2013
Depreciation and Amortization
Trucking	$10,834	$10,254
SCS	49	79
Corporate and Other	572	582
Total Depreciation and Amortization	$11,455	$10,915

NOTE 5 – LEASE RECEIVABLES

    During 2012, we began entering into lease-purchase agreements with certain drivers to allow them the opportunity to purchase a Company-owned tractor while concurrently becoming an independent contractor.  At March 31, 2014, we had entered into 34 such agreements and had approximately $1.6 million included in Other Accounts Receivable in the accompanying Consolidated Balance Sheet.  We believe these receivables are adequately collateralized; however, we have recorded an allowance for uncollectability in the approximate amount of $0.2 million to cover any expenses it would incur in the event of a default.

NOTE 6 – NOTE RECEIVABLE

    During November 2010, we sold our terminal facility in Shreveport, Louisiana.  In connection with this sale, the buyer gave us cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million.  The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule.  A balloon payment in the approximate amount of $1.9 million is payable to us when the note matures in 2015.  Accordingly, we deferred the approximate $0.7 million gain on the sale of this facility, and will record this gain into earnings as payments on the note receivable are received.  During the three month periods ended March 31, 2014 and 2013, respectively, we recognized approximately $1,900 and approximately $1,770, respectively, of this gain.  We believe that the note receivable balance at March 31, 2014, in the approximate amount of $1.9 million, is fully collectible and accordingly we have not recorded any valuation allowance against the note receivable.

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

    In light of our net losses in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at March 31, 2014.

    We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At March 31, 2014, we determined that no impairment of value existed.

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

NOTE 9 – ACCRUED EXPENSES

    Accrued expenses consisted of the following:

	(in thousands)
	March 31,	December 31,
	2014	2013
Salaries, wages and employee benefits	$6,053	$4,747
Other (1)	3,741	3,985
Total accrued expenses	$9,794	$8,732

(1)	As of March 31, 2014 and December 31, 2013, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 10 – NOTE PAYABLE

    In October 2013, we entered into an unsecured note payable of $1.4 million.  The note, which is payable in monthly installments of principal and interest of approximately $0.1 million and bears interest at 2.1%, is scheduled to mature on September 30, 2014.  The balance of the note payable at March 31, 2014 was $0.7 million.  The note was payable to a third party other than the insurance company and was used to finance a portion of our annual insurance premiums.

NOTE 11 – LONG-TERM DEBT

    Long-term debt consisted of the following:

(in thousands)
	March 31,	December 31,
	2014	2013
Revolving credit agreement (1)	$65,100	$64,000
Capitalized lease obligations and other long-term debt (2)	58,677	63,868
	123,777	127,868
Less current maturities	(20,395)	(19,025)
Long-term debt and capital leases, less current maturities	$103,382	$108,843

(1)
In 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank.  The Revolver, which expires in 2017, is collateralized by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds are used to finance working capital, to fund capital expenditures and for general corporate purposes.

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.8 million) and an annual capital expenditure limit ($73.5 million in 2014 and with further increases thereafter). Under the Revolver’s terms, we are required to maintain a minimum collateral cushion above the maximum facility size, referred to as “suppressed availability.” During 2014 (after giving effect to an amendment to the Revolver signed on March 14, 2014, and effective as of December 31, 2013), if we do not maintain the minimum suppressed availability threshold of $30.0 million, our borrowing availability will reduce by the amount of the shortfall below $30.0 million. After 2014, if we do not maintain the minimum suppressed availability threshold, the advance rate on eligible revenue equipment will reduce and a permanent amortization of the revenue equipment portion of our borrowing base at the rate of 1/72nd, or approximately $1.5 million, per month would result based on the December 31, 2013, revenue equipment collateral. At March 31, 2014, our suppressed availability was $31.6 million, which did not reduce our borrowing availability. Future fluctuations in the amount and value of equipment serving as collateral under the Revolver will impact our borrowing availability. If our suppressed availability falls below $20.0 million, there will be additional restrictions on which items of revenue equipment may be included in our eligible revenue equipment. The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin. The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%. The Base Rate at March 31, 2014 was 1.25%. The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period. Most borrowings are expected to be based on the LIBOR rate option. The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at March 31, 2014, it was 2.25%.

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

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended March 31, 2014, the Applicable Margin was at Level I and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We are required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears. For the period from the closing date through March 31, 2014, the unused fee was at Level II.

Level	Average Unused Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	≥ $60,000,000	0.375%
II	< $60,000,000	0.500%

Overnight borrowings were $1.6 million under the Revolver at March 31, 2014. The interest rate on our overnight borrowings under the Revolver at March 31, 2014 was 4.5%. The interest rate including all borrowings made under the Revolver at March 31, 2014 was 2.8%. The weighted average interest rate on our borrowings under the Revolver for the three months ended March 31, 2014 was 3.1%. A quarterly commitment fee is payable on the unused portion of the credit line and at March 31, 2014, the rate was 0.5% per annum. The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $137.4 million at March 31, 2014, and all billed and unbilled accounts receivable. As we reprice our debt on a monthly basis, the borrowings under the Revolver approximate its fair value. At March 31, 2014, we had outstanding $3.8 million in letters of credit and had approximately $38.3 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million).

(2)
Capitalized lease obligations in the amount of $58.1 million have various termination dates extending through August 2018 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 3.1% at March 31, 2014.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

In May 2012, we entered into a long-term financing agreement in the amount of approximately $360,000 for the purchase of information technology related hardware. The agreement, which is scheduled to mature on May 31, 2014, is payable in annual installments of principal and interest of approximately $122,000, due on May 31, 2013 and 2014, and bears imputed interest at 3.2%. The balance of the agreement at March 31, 2014 was approximately $121,700.

In January 2013, we entered into a long-term financing agreement in the amount of approximately $295,000 for the purchase of information technology related hardware. The agreement, which is scheduled to mature on January 31, 2017, is payable in annual installments of principal and interest of approximately $63,000, due on January 31st of each year, and bears imputed interest at 3.1%. The balance of the agreement at March 31, 2014 was approximately $177,700.

In April 2013, we entered into a long-term financing agreement in the amount of approximately $300,000 for the purchase of information technology related hardware. The agreement, which is scheduled to mature on March 31, 2018, is payable in monthly installments of principal and interest of approximately $5,600 and bears interest at 4.5%. The balance of the agreement on March 31, 2014 was approximately $243,900.

The current maturities of the above financing agreements amount to approximately $241,000.

NOTE 12 – LEASES AND COMMITMENTS

LEASES

    We lease certain revenue equipment under capital leases with terms of 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below as of March 31, 2014 for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
March 31, 2014	$78,197	$20,661	$57,536
December 31, 2013	84,410	20,942	63,468

    Amortization of leased assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  Rent expense relating to operating leases for facilities and certain revenue equipment is included in operations and maintenance expense and rent expense relating to operating leases for office equipment is included in other operating expenses and costs.  The total rent expense incurred is included in the accompanying consolidated statements of operations.  Amortization of leased assets and rent expense under operating leases are reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended March 31,
	2014	2013
Amortization of leased assets	$3,431	$2,851
Rent expense under operating leases	1,275	912

    We have entered into leases with lenders who participate in the Revolver.  Those leases contain cross-default provisions with the Revolver.  We have also entered into leases with other lenders who do not participate in our Revolver.  Multiple leases with lenders who do not participate in our Revolver generally contain cross-default provisions.

    At March 31, 2014, the future minimum payments under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated.

	(in thousands)
	2014	2015	2016	2017	2018	Thereafter
Future minimum payments	$21,392	$19,949	$16,228	$1,089	$1,915	$--
Future rentals under operating leases	993	358	288	240	85	168

    We entered into three fair market value leases to finance the acquisition of revenue equipment.  These leases are deemed to be operating leases and accordingly this equipment is not recorded on the balance sheet.

    As of March 31, 2014, the remaining minimum capital lease payments were $58.1 million, which excludes amounts representing interest of $2.5 million.  The current portion of net minimum lease payments, including interest, is $21.4 million.

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

OTHER COMMITMENTS

    In February 2014, the Board of Directors authorized the use of up to $20.0 million in new capital leases under existing facilities through 2014 and we have not utilized any of this authorization as of March 31, 2014.  As of March 31, 2014, for the remainder of 2014, we had approximately $1.3 million in commitments for purchases of non-revenue equipment and commitments for purchases of revenue equipment in the amount of approximately $31.8 million. We anticipate taking delivery of these purchases throughout the remainder of 2014.

    In October 2013, the Executive Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a retention bonus plan (the “Retention Bonus Plan”) and a change in control/severance plan (the “Management Severance Plan”) for certain of our officers and members of our management team. The Compensation Committee determined that it was appropriate to adopt the Retention Bonus Plan and the Management Severance Plan as a means of assuring the continued focus of the new and expanded management team that is critical to the successful execution of our turnaround strategy, and mitigating any uncertainty regarding future employment resulting from Knight Transportation, Inc.’s unsolicited proposal to acquire the Company and its efforts to disrupt our turnaround.

    Each participant in the Retention Bonus Plan, with the exception of Mr. John Simone, our President and CEO, is eligible to receive a one-time, cash bonus that is equal to a percentage of the participant’s annualized base salary determined as of the date of adoption of the Retention Bonus Plan. The percentages range from 6.25% to 25% of annualized base salary. Mr. Simone is eligible to receive a retention bonus equal to 25% of his annualized base salary plus an additional $150,000, of which $50,000 was paid to him in December 2013. All other payments under the Retention Bonus Plan were paid on or about April 11, 2014 (the “Payment Date”) to those plan participants employed as of October 30, 2013, that remain employed with us through and as of the Payment Date.  If a participant in the Retention Bonus Plan voluntarily terminates his employment at any time after receipt of a payment under the Retention Bonus Plan and before the one-year anniversary of the adoption of the Retention Bonus Plan, or October 30, 2014, the plan participant will be required to repay his or her retention bonus award to the Company.

    The Management Severance Plan provides that the plan participants will enter into substantially identical Change in Control/Severance Agreements with the Company (each, a “Severance Agreement”) and will be entitled to certain severance benefits thereunder if (i) following adoption of the Management Severance Plan, a participant is terminated by us without “cause” (as defined in the Severance Agreement) other than in connection with or following a “change in control” (as defined in the Severance Agreement) (the “Severance Benefit”) or (ii) in the event of and for the twelve-month period following a “change in control,” we or our successor terminates a participant’s employment without “cause” or the participant is subject to a “constructive termination” (as defined in the Severance Agreement) (the “Change-in-Control Benefit”). The Management Severance Plan provides that the Severance Benefit and the Change-in-Control Benefit are mutually exclusive and a plan participant would not be entitled to both benefits.

    With respect to the Severance Benefit, plan participants will be entitled to receive a monthly severance payment equal to the participant’s base monthly salary at the time of termination without “cause” for a fixed period of time ranging from six months to twelve months.

NOTE 13 – INCOME TAXES

    During the three months ended March 31, 2014 and 2013, our effective tax rates were 27.2% and 31.5%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

    We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2010, 2011, 2012 and 2013 tax years.  In February 2013, we received notice that our 2011 federal tax return is being examined.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through March 31, 2014.

    We believe we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law; however, based on improving results from operations and other factors, during 2014 we expect to fully utilize our net operating loss carry forwards from prior years.

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

    The following table sets forth the computation of basic and diluted loss per share:

	(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss	$(1,589)	$(2,474)
Denominator:
Denominator for basic loss per share – weighted average shares	10,339	10,305
Effect of dilutive securities:
Employee stock options and restricted stock	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	10,339	10,305
Basic per share	$(0.15)	$(0.24)
Diluted loss per share	$(0.15)	$(0.24)
Weighted average anti-dilutive employee stock options and restricted stock	11	242

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

    On September 26, 2013, Knight Transportation, Inc. (“Knight”) filed a Schedule 13D with the Securities and Exchange Commission stating it had acquired 829,946 shares of our common stock (approximately 7.9%) for the purpose of pursuing a merger with us. Knight also disclosed in this filing that it had made an offer to our Board of Directors on August 28, 2013 proposing an all cash offer of $9.00 per share for all of our outstanding shares of common stock.  Subsequent to this filing, Knight reported that it had increased its holdings in our stock to 1,287,782 shares (approximately 12.2%).  On September 26, 2013, we issued a press release regarding Knight’s unsolicited proposal, indicating that our Board of Directors had previously reviewed Knight’s unsolicited proposal with our management team and independent financial and legal advisors, that the Board unanimously concluded that the proposal substantially undervalued the Company in light of the initiatives undertaken by the new management team, and the proposal was not in the best interests of the Company and its stockholders.  The Company also indicated in the release that it had offered to meet with Knight to discuss the reasons why the Knight offer was inadequate.  On October 10, 2013, we filed a breach of contract complaint in the Circuit Court of Crawford County, Van Buren, Arkansas, styled USA Truck, Inc. v. Knight Transportation, Inc., Docket No. 17CV-13-302-II (which was subsequently removed to the United States District Court for the Western District of Arkansas and captioned USA Truck, Inc. v. Knight Transportation, Inc., No. 2:13 cv 02238 PKH), alleging, among other things, that Knight misused confidential information in violation of a confidentiality agreement between Knight and the Company, by disclosing prior confidential discussions between Knight and the Company, and by using confidential information in connection with the above mentioned stock acquisitions.  The lawsuit sought to require Knight to divest the shares it acquired in violation of the confidentiality agreement.

    On February 4, 2014, we entered into a settlement agreement (the “Settlement Agreement”) with Knight for the purpose of resolving the litigation described above.  Pursuant to the Settlement Agreement, and without either party admitting or conceding liability or wrongdoing, we withdrew the lawsuit and we and Knight exchanged mutual releases of liability and entered into a voting agreement and a standstill agreement.

NOTE 16 – STOCKHOLDER RIGHTS PLAN

    In November 2012, the  Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, which dividend was paid on November 21, 2012 to stockholders of record at the close of business on such date.  The Board of Directors also adopted the Rights Agreement by and between the Company and Registrar and Transfer Company, as Rights Agent (the “Rights Agreement”).  Until certain events described in the Rights Agreement and noted in the following paragraph, the Rights were not exercisable and did not trade separately from our common stock.

    The Rights were to become exercisable (subject to customary exceptions) only if a person or group (an “acquiring person”) without approval of the Board of Directors acquired 15% or more of our common stock or launched a tender offer that, if consummated, would result in them becoming an acquiring person.  In such event, each holder of a Right, except the acquiring person, would have the right to purchase from us that number of shares of common stock (or to purchase common stock from an entity that completes a business combination with us) having an aggregate market price on the date on which such Rights first became exercisable, equal to twice the Exercise Price, for an amount in cash equal to the Exercise Price.  The Exercise Price was set initially at $12.00 per share.

    On April 9, 2014, the Board of Directors unanimously voted to terminate our Rights Agreement effective April 11, 2014.

NOTE 17 – REVISION OF PRIOR PERIOD RESULTS

    During the first quarter of 2014, we identified an error in 2009 related to the calculation of the deferred income tax asset for net operating loss carry forwards.  The error resulted in an approximate $1.6 million understatement of the net deferred tax liability and overstatement of retained earnings and stockholders' equity at December 31, 2009, and all subsequent periods through December 31, 2013.

    We assessed the materiality of this error in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 99 and concluded that the previously issued financial statements were not materially misstated.  In accordance with the SEC’s Staff Accounting Bulletin 108, we have corrected the immaterial error by revising the previously issued financial statements included in this document.

    Accordingly, the Consolidated Balance Sheet at December 31, 2013 has been revised to correct the immaterial error described above.  The effect of this revision on the line items within our Consolidated Balance Sheet is as follows (in thousands):

	December 31, 2013
	As Reported	Revisions	As Revised
Deferred Income Taxes	$35,039	$1,608	$36,647
Retained Earnings	56,657	(1,608)	55,049
Total Stockholders’ Equity	100,538	(1,608)	98,930

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements relating to future insurance and claims experience, future driver market, future ability to recruit and retain drivers, future acquisitions and dispositions of revenue equipment, future profitability, future ability to execute our turnaround strategy, future fuel prices, our ability to recover costs through our fuel surcharge program, future purchased transportation expense, future operations and maintenance costs, future depreciation and amortization, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements.   Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.   Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

    The following tables describe the base revenue of our two reportable segments.

Trucking:	Three Months Ended
	March 31,
	2014	2013
Base revenue (in thousands)	$80,207	$79,793
Percent of revenue	68.2%	76.1%

SCS:	Three Months Ended
	March 31,
	2014	2013
Base revenue (in thousands)	$37,404	$25,094
Percent of revenue	31.8%	23.9%

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

Results of Operations

Executive Overview

    Highlights of the quarter included an increase in consolidated base revenue of more than 12.0%, a 170-basis-point improvement in consolidated operating ratio and a 27.1% improvement in adjusted EBITDA to $10.3 million, each compared with the first quarter of 2013. In addition, we reduced debt sequentially for the third consecutive quarter, this time by $4.4 million.  Since June 2013, we have reduced debt by a total of $21.5 million.

    The unusual frequency and severity of winter storms disrupted our Trucking operations throughout January, February and the first week of March.  The final three weeks of March, however, were characterized by unusually strong freight volumes, which outstripped both our and the industry’s supply of trucks, creating widespread dislocations in the marketplace as pent-up shipping demand from the severe winter met a worsening shortage of drivers in the industry.

    These industry pressures led to mixed results in our Trucking segment.  We increased our revenue per loaded mile 3.2% and modestly improved our miles per seated tractor per week and fuel economy.  We believe these improvements indicate that our turnaround efforts continue to yield positive results.  In several areas, however, including maintenance, we experienced higher operating costs due to the weather, and we believe that weather conditions significantly suppressed improvement in miles per seated truck per week.   Most of those metrics returned to normal in April, but we believe it will take several months to correct the increase in our unseated truck count, which averaged 8.0% during the quarter compared to 4.1% in the prior-year period.

    Less encumbered than our Trucking segment by weather-related constraints, SCS posted its strongest quarter ever, accounting for 31.8% of our consolidated base revenue and more than quadrupling operating income to $5.1 million on strong volumes and margins compared to the 2013 period.  With an integrated product portfolio, focus on delivering customized solutions to our deep and diverse customer base, and industry-leading ability to source capacity effectively, SCS was well positioned to help our customers solve the disruptions the severe weather created.   During the first quarter, 96 of our top 100 customers used multiple USA Truck product offerings, further illustrating how SCS complements our asset-based service offering.

    We are continuing to execute our turnaround plan, focusing on the same high-leverage activities that drove significant improvement in our results throughout 2013.  We are pleased with our progress in many areas.  One obstacle facing the entire industry is the shortage of drivers brought on by more restrictive federal hours-of-service rules, increasing opportunities in other industry verticals such as housing and energy, and long-term demographic trends in which more drivers are leaving our industry each year than are entering it.  We have taken steps we believe will improve recruiting and retention over the course of the year and allow us to capitalize fully on the healthy demand and pricing environment in the truckload marketplace.  Therefore, assuming our seated truck count recovers and our SCS business continues to perform well, we believe we still have the opportunity to achieve positive consolidated operating income and positive EPS for the full year 2014.

Financial Results

    Total base revenues increased 12.1% to $117.6 million for the quarter ended March 31, 2014, from $104.9 million for the same quarter of 2013.  Asset-based Trucking revenue, not including fuel surcharge, increased 0.5% to $80.2 million, while non-asset based SCS revenue rose 49.1% to $37.4 million.  We incurred a net loss of $1.6 million, or $0.15 per diluted share, for the 2014 quarter compared to a net loss of $2.5 million, or $0.24 per diluted share, for the 2013 quarter.  Excluding the legal and related defense expenses described below, we incurred an adjusted net loss of $1.4 million, or $0.13 per diluted share, for the first quarter of 2014.  A reconciliation of net loss to adjusted net loss is provided in the tables below.

Legal and Related Defense Costs

    In the first quarter of 2014, we recorded approximately $0.4 million, or $0.02 per diluted share, in legal and other defense costs incurred in connection with the unsolicited proposal from Knight Transportation, Inc. to acquire USA Truck and related litigation. We deem these costs to be unusual in nature, so they have been recorded in “Other Expenses (Income).” On February 5, 2014, we announced that we had entered into a settlement agreement with Knight Transportation on the litigation relating to its unsolicited proposal.

Balance Sheet and Liquidity

    Our improved results from operations continue to positively affect our cash flow and balance sheet, enabling us to pay down debt sequentially by $4.4 million during the first quarter.  This follows a $17.1 million debt reduction during the third and fourth quarters of 2013.  For the quarter, our cash flow from operations improved by 81.5% to $5.7 million, as compared to the prior-year period.  At March 31, 2014, we had $124.5 million of outstanding debt, which, net of cash, represented 56.1% of our total capitalization.  At quarter end, we had $38.3 million of net borrowing availability on our revolving credit facility.

Revision of Prior Period Results

    During the first quarter of 2014, we identified an error for the year ended December 31, 2009, related to the calculation of certain income tax net operating loss carry forwards, which resulted in a $1.6 million understatement of the deferred income tax liability and income tax provision accounts.  Management has determined that the effects of the misstatement were not material to the year in which the error occurred; therefore, the related corrections will be made to the applicable prior periods as such financial information is included in this and future filings with the SEC.  There was no impact on results of operations for the first quarter of 2014.

Use of Non-GAAP Financial Information

    In addition to our GAAP results, this Quarterly Report on Form 10-Q also includes certain non-GAAP financial measures as defined by the SEC.  We define EBITDA as net income, plus interest expense net of interest income, provision for income taxes, and depreciation and amortization.  We define Adjusted EBITDA as these items plus the legal and related defense costs incurred in connection with the unsolicited proposal from Knight Transportation to acquire USA Truck and related litigation, pretax.  We define adjusted net loss as net loss, excluding the legal and defense costs described above.  EBITDA and Adjusted EBITDA are measures used by management to evaluate our ongoing operations and as a general indicator of its operating cash flow (in conjunction with a cash flow statement that also includes, among other items, changes in working capital and the effect of non-cash charges), and adjusted net loss is a measure used by management to evaluate our operating performance.  Management believes these measures are useful to investors because they are frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies.  Because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and adjusted net loss may not be comparable to similarly titled measures of other companies. EBITDA, Adjusted EBITDA and adjusted net loss are not recognized terms under GAAP, do not purport to be alternatives to, and should be considered in addition to, and not as a substitute for or superior to, net income or net loss as a measure of operating performance or to cash flows from operating activities or any other performance measures derived in accordance with GAAP as a measure of liquidity.  Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use as they do not reflect certain cash requirements such as interest payments, tax payments and debt service requirements.

    Pursuant to the requirements of Regulation G, we have provided reconciliations of EBITDA and Adjusted EBITDA to GAAP net income and of adjusted net loss to GAAP net loss in the tables below.

RECONCILIATION OF NET LOSS TO EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION (EBITDA)

	(in thousands)
	Three Months Ended
	March 31,
	2014	2013

Net Loss	$(1,589)	$(2,474)
Add:
Income tax benefit	(594)	(1,136)
Interest, net	711	837
Depreciation and amortization	11,455	10,915

EBITDA	$9,983	$8,142
Add:
Legal and related defense costs, pretax	365	--

Adjusted EBITDA	$10,348	$8,142

RECONCILIATION OF NET LOSS TO ADJUSTED NET LOSS
	(in thousands)
	Three Months Ended
	March 31,
	2014	2013

Other expenses, net	$(1,140)	$(783)
Legal and related defense costs	365	--
Adjusted other expenses, net	(775)	(783)

Pretax loss	(2,183)	(3,610)
Legal and related defense costs adjustment	365	--
Adjusted pretax loss	(1,818)	(3,610)

Income tax benefit	(594)	(1,136)
Tax effect adjustment	140	--
Adjusted income tax benefit	(454)	(1,136)

Net loss	(1,589)	(2,474)
Legal and related defense costs adjustment, net of tax	225	--
Adjusted net loss	$(1,364)	$(2,474)

Loss per share	$(0.15)	$(0.24)
Per share effect of adjustment	0.02	--
Adjusted loss per share	$(0.13)	$(0.24)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Results of Operations – Combined Services

    Total revenue increased 10.2% from $132.0 million to $145.5 million.  Total base revenue increased 12.1% from $104.9 million to $117.6 million.  We reported a net loss for all service offerings of $1.6 million ($0.15 per share) in 2014 as compared to a net loss of $2.5 million ($0.24 per share) in 2013.

    Our effective tax rate decreased from 31.5% to 27.2%.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Total Trucking Revenue

    The following table sets forth the percentage relationship of certain items to total revenue of our Trucking operating segment for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Total revenue	100.0%	100.0%
Operating expenses and costs:
Purchased transportation	6.3	4.9
Salaries, wages and employee benefits	32.4	32.4
Fuel and fuel taxes	32.1	34.8
Operations and maintenance	12.6	10.8
Depreciation and amortization	11.1	10.6
Insurance and claims	5.8	5.2
Operating taxes and licenses	1.4	1.0
Communications and utilities	0.9	0.9
Gain on disposal of revenue equipment, net	(0.3)	(0.4)
Other	3.6	3.6
Total operating expenses and costs	105.9	103.8
Operating loss	(5.9)%	(3.8)%

Relationship of Certain Items to Base Trucking Revenue

    The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended March 31,
	2014	2013
Base revenue	100.0%	100.0%
Operating expenses and costs:
Purchased transportation	8.1	6.3
Salaries, wages and employee benefits	41.6	41.4
Fuel and fuel taxes	13.0	16.7
Operations and maintenance	16.1	13.9
Depreciation and amortization	14.2	13.6
Insurance and claims	7.4	6.7
Operating taxes and licenses	1.8	1.2
Communications and utilities	1.2	1.2
Gain on disposal of revenue equipment, net	(0.4)	(0.5)
Other	4.6	4.5
Total operating expenses and costs	107.6	105.0
Operating loss	(7.6)%	(5.0)%

    Key Operating Statistics:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Trucking:
Operating loss (in thousands) (1)	$(6,120)	$(3,978)
Operating ratio (2)	107.6%	105.0%
Total miles (in thousands) (3)	53,613	54,618
Empty mile factor	11.7%	11.0%
Base Trucking revenue per loaded mile	$1.694	$1.642
Average number of in-service tractors (4)	2,240	2,206
Unseated tractor percentage	8.0%	4.1%
Average number of seated tractors (5)	2,061	2,116
Average miles per seated tractor per week	2,023	2,008
Base Trucking revenue per seated tractor per week	$3,027	$2,933
Average loaded miles per trip	623	589

Strategic Capacity Solutions (6):
Operating income (in thousands) (1)	$5,077	$1,151
Gross margin (7)	17.6%	14.1%

(1)	Operating income or loss is calculated by deducting total operating expenses and costs from total revenues.
(2)	Operating ratio is calculated by dividing total operating expenses, net of fuel surcharge revenue, by base revenue.
(3)	Total miles include both loaded and empty miles.
(4)	Tractors include Company-operated tractors in service, plus tractors operated by independent contractors.
(5)	Seated tractors are those occupied by drivers
(6)	Includes Intermodal results.
(7)	Gross margin is calculated by taking total revenue less purchased transportation expense and dividing that amount by total revenue. This calculation includes intercompany revenues and expenses.

    Our base Trucking revenue increased 0.5% from $79.8 million to $80.2 million and our operating loss increased 53.8% from $4.0 million to $6.1 million for the same quarter of 2013.  The increase in our base Trucking revenue resulted primarily from a 3.2% increase in our average revenue per loaded mile, a 5.8% increase in average loaded miles per trip, and a 0.7% increase in miles per seated tractor per week.  These improvements were suppressed by the unusual frequency and severity of winter storms in the quarter and a 2.6% decrease in the average number of seated tractors.

    Overall, our operating ratio deteriorated by 2.1 percentage points of total Trucking revenue to 105.9% from 103.8%, and by 2.6 percentage points of base Trucking revenue to 107.6% from 105.0% as a result of the net effect of the following factors:

•
Salaries, wages and employee benefits expense remained consistent as a percentage of total Trucking revenue, and increased slightly by 0.2 percentage points of base Trucking revenue.   The increase was predominately due to increased maintenance labor costs, increased employee benefits cost and less favorable workers’ compensation claims experience.  The increase was partially offset by a decrease in driver wages due to fewer total miles.  One obstacle facing the entire industry is the shortage of drivers brought on by more restrictive federal hours-of-service rules.  While we believe it will take several months to correct the increase in our unseated truck count, which averaged 8.0% during the quarter compared to 4.1% in the prior-year period, we have taken steps we believe will help us to work toward improving recruiting and retention over the course of the year.

•
Operations and maintenance expense increased 1.8 percentage points of total Trucking revenue and 2.2 percentage points of base Trucking revenue primarily due to a $1.6 million increase in direct repair costs on tractors and trailers, which arose primarily from unusually harsh winter weather across our operating geography.  While we expect this expense to remain elevated in the near-term, we believe our equipment maintenance strategy will result in lower long-term direct repair costs.

•
Depreciation and amortization expense increased by 0.5 percentage points of total Trucking revenue, and 0.6 percentage points of base Trucking revenue primarily due to a 0.5% growth in base Trucking revenue with a 1.5% increase in Company tractors in-service.  Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

•
Fuel and fuel taxes expense decreased 2.7 percentage points of total Trucking revenue, and 3.7 percentage points of base Trucking revenue primarily due to the recovery of a greater percentage of our fuel costs through fuel surcharge revenue programs with our customers, more favorable fuel pricing discounts from our suppliers, improved fuel economy by our fleet and a 1.8% decrease in total miles traveled.  Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Insurance and claims expense increased 0.6 percentage points of total Trucking revenue, and 0.7 percentage points of base Trucking revenue primarily due to adverse experience on both new and existing cargo claims.  Our Department of Transportation recordable accident frequencies continue to improve and we expect insurance and claims expense to decrease over the long-term, but they will remain volatile from period-to-period.

•
Purchased transportation expenses increased 1.4 percentage points of total Trucking revenue, and 1.8 percentage points of base Trucking revenue.  The increase was primarily the result of a 36.2% increase in the size of our owner-operator fleet from 105 to 143, and 11.9% growth in our cross-border Mexico revenue in which we compensate Mexican carriers for the transportation of our customers’ freight within Mexico.

•
Other expenses remained consistent as a percentage of total Trucking revenue, and increased 0.1% of base Trucking revenue from the same quarter in 2013.  The market for hiring qualified drivers remains extremely competitive, and we expect long-term costs to increase for recruiting and retention.

Results of Operations – Strategic Capacity Solutions

    The following table sets forth certain information relating to our SCS reportable segment for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Total SCS revenue (1)	$45,251	$32,164
Intercompany revenue	(2,529)	(2,155)
Total net revenue	$42,722	$30,009

Operating income (in thousands)	$5,077	$1,151
Gross margin (2)	17.6%	14.1%

(1)	Includes fuel surcharge revenue.
(2)	Gross margin is calculated by taking total revenue less purchased transportation and dividing that amount by total revenue. This calculation includes intercompany revenue and expenses.

    Total net revenue from SCS increased 42.4% to $42.7 million from $30.0 million, while operating income increased 341.0% to $5.1 million from $1.2 million.

    The increase in total net revenue was primarily due to a 60.7% increase in revenue productivity per employee and a 29.1% increase in revenue per load for our brokerage services.  Those factors were partially offset by a decrease in net revenue for our Intermodal service.

    The increased operating income was primarily due to the 42.4% increase in net revenue while operating costs increased 30.4%.  The revenue growth was driven by strong market conditions during the second half of the quarter in which pent up demand from the harsh winter exceeded available tractor capacity in the truckload marketplace, leading to greater load volumes and load margins for our SCS segment.

    The increase in operating expenses was primarily due to elevated purchased transportation to compensate third-party carriers and elevated internal compensation for our brokers, both of which resulted from higher freight volumes.  Those costs were partially offset by decreased operating costs associated with our Intermodal services.

Other Expenses

    Other expenses, net, increased primarily due to legal and defense related costs incurred in connection with the unsolicited proposal from Knight Transportation, Inc. to acquire USA Truck and related litigation.  We deem these costs to be unusual in nature, so they have been recorded in Other Expenses in the Consolidated Statements of Operations and Comprehensive Loss.

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

Fuel Availability and Cost

    The motor carrier industry is dependent upon the availability of fuel.  Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so.  Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally increased in recent years.  We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon.  Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers.  Overall, the market fuel prices per gallon were approximately 1.6% lower during first quarter than they were in the same period of 2013.

    At March 31, 2014, we did not have any long-term fuel purchase contracts, and we have not entered into any other hedging arrangements that protect us against fuel price increases.

Off-Balance Sheet Arrangements

    Operating leases, which are not reflected in our balance sheet, have been an important source of financing for our revenue equipment, office equipment, and certain facilities.  At March 31, 2014, we had financed 149 tractors under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations.  The total present value of remaining payments under operating leases as of March 31, 2014 was approximately $13.7 million.  Other than the fair market value leases, we do not currently have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our consolidated financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  See “Liquidity and Capital Resources – Purchases and Commitments” below for additional information.

Liquidity and Capital Resources

    Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our $125.0 million revolving credit agreement (the “Revolver”), cash flows from operations, operating leases, capital leases and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at March 31, 2014, were funds provided by operations, borrowings under our Revolver, capital leases and operating leases. Based on our expected financial condition, net capital expenditures, results of operations and related net cash flows and other sources of financing, we believe our sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

    We had approximately $38.3 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million) as of March 31, 2014. Fluctuations in the outstanding balance and related availability under our Revolver are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

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

Cash Flows

	(in thousands)
	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$5,748	$3,167
Net cash provided by (used in) investing activities	901	(638)
Net cash used in financing activities	(6,657)	(3,959)

    Cash generated from operations increased $2.6 million in the first three months of 2014 as compared to the same period of 2013, primarily due to the net effect of the following factors:

•	A $1.6 million net loss was incurred for the three months ended March 31, 2014 compared to the $2.5 million net loss for the comparable prior year period.

•	A $0.5 million increase in depreciation and amortization due to the change in the remaining useful lives of our in-service revenue equipment.

•
The correction of a prior period misstatement resulting in an understatement of the deferred income tax liability and income tax provision accounts for the year ended December 31, 2009, in the amount of approximately $1.6 million.

•	A $10.3 million increase in cash used related to an increase in accounts receivable resulting from the 12.1% revenue growth in our Trucking and SCS operations.

•	A $1.0 million increase in inventories as a part of our more disciplined preventive maintenance program.

•
An approximate $10.0 million increase in trade accounts payable and accrued expenses primarily due to the increase in carrier expense associated with the 42.4% revenue growth in our SCS operations, as well as increased maintenance expenditures and the timing of payment to vendors.

•	The change in insurance and claims increased $0.3 million primarily due to an increase in reserves on some open claims.

    For the three months ended March 31, 2014, net cash provided by investing activities was $0.9 million, compared to $0.6 million of cash used in investing activities during the same period of 2013.  The $1.5 million increase in cash provided by investing activities primarily resulted from a $1.7 million increase in the proceeds from the sale of property and equipment.  Through the first three months of 2014, we took delivery of 101 tractors (including 50 tractors purchased under a fair market value lease, which is deemed to be an operating lease, and accordingly this equipment is not recorded on the balance sheet) compared to 80 tractors for the comparable prior year period.  Additionally, we purchased 100 trailers through the first three months of 2014, compared to 125 for the comparable prior year period.  Proceeds from the sale of equipment increased $1.7 million primarily due to an increase in the number of tractors that were sold.  During the first three months of 2014, we sold 115 tractors and 71 trailers compared to 68 tractors and 124 trailers during the comparable period of 2013.

    Cash used in financing activities increased $2.7 million for the first three months of 2014 compared to the same time period in 2013.  We had net borrowings on our Revolver of $1.1 million in the first quarter of 2014 compared to $4.4 million in net borrowings in the comparable period of 2013, resulting in a $3.3 million decrease in net borrowings on our Revolver.  For the three month period ended March 31, 2014, borrowings decreased $8.2 million and principal payments on long-term debt decreased $4.9 million, both as compared to the comparable period of the prior year.  Principal payments on capitalized lease obligations decreased $2.3 million during the first three months of 2014 compared to the same period of 2013, primarily due to a balloon payment related to a lease reaching the end of its contractual term.  The increase of approximately $1.7 million in bank drafts payable was primarily the result of equipment purchases and payrolls.

Debt

    In 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank, as Syndication Agent.  The Revolver, which expires in 2017, is collateralized by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the $125.0 million Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds are used to finance working capital, to fund capital expenditures and for general corporate purposes.

    The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.8 million) and an annual capital expenditure limit ($73.5 million in 2014 and with further increases thereafter).  Under the Revolver’s terms, we are required to maintain a minimum collateral cushion above the maximum facility size, referred to as “suppressed availability.” During 2014 (after giving effect to an amendment to the Revolver signed on March 14, 2014, and effective as of December 31, 2013), if we do not maintain the minimum suppressed availability threshold of $30.0 million, our borrowing availability will reduce by the amount of the shortfall below $30.0 million.  After 2014, if we do not maintain the minimum suppressed availability threshold, the advance rate on eligible revenue equipment will reduce and a permanent amortization of the revenue equipment portion of our borrowing base at the rate of 1/72nd, or approximately $1.5 million, per month would result based on the December 31, 2013, revenue equipment collateral.  At March 31, 2014, our suppressed availability was $31.6 million, which did not reduce our borrowing availability.  Future fluctuations in the amount and value of equipment serving as collateral under the Revolver will impact our borrowing availability.  If our suppressed availability falls below $20.0 million, there will be additional restrictions on which items of revenue equipment may be included in our eligible revenue equipment.  The Revolver does not contain any financial maintenance covenants.

    The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin.  The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%.  The Base Rate at March 31, 2014 was 1.25%.  The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period.  Most borrowings are expected to be based on the LIBOR rate option.  The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at March 31, 2014, it was 2.25%.

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

    Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended March 31, 2014, the Applicable Margin was at Level I and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

    We are required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears.  For the period from the closing date through March 31, 2014, the unused fee was at Level II.

Level	Average Unused Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	≥ $60,000,000	0.375%
II	< $60,000,000	0.500%

    Overnight borrowings were $1.6 million under the Revolver at March 31, 2014.  The interest rate on our overnight borrowings under the Revolver at March 31, 2014 was 4.5%.  The interest rate including all borrowings made under the Revolver at March 31, 2014 was 2.8%.  The weighted average interest rate on the Company’s borrowings under the Revolver for the three months ended March 31, 2014 was 3.1%.  A quarterly commitment fee is payable on the unused portion of the credit line and at March 31, 2014, the rate was 0.5% per annum.  The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $137.4 million at March 31, 2014, and all billed and unbilled accounts receivable.  As the Company reprices its debt on a monthly basis, the borrowings under the Revolver approximate its fair value.  At March 31, 2014, the Company had outstanding $3.8 million in letters of credit and had approximately $38.3 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million). After the suppressed availability adjustment on March 31, 2014, availability under the Revolver was $31.6 million.

Capitalized Lease Obligations

    Capitalized lease obligations in the amount of $58.1 million have various termination dates extending through August 2018 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 3.1% at March 31, 2014.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

    In May 2012, the Company entered into a long-term financing agreement in the amount of approximately $360,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on May 31, 2014, is payable in annual installments of principal and interest of approximately $122,000, due on May 31, 2013 and 2014, and bears imputed interest at 3.2%.  The balance of the agreement at March 31, 2014 was approximately $121,700.

    In January 2013, the Company entered into a long-term financing agreement in the amount of approximately $295,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on January 31, 2017, is payable in annual installments of principal and interest of approximately $63,000, due on January 31st of each year, and bears imputed interest at 3.1%.  The balance of the agreement at March 31, 2014 was approximately $177,700.

    In April 2013, the Company entered into a long-term financing agreement in the amount of approximately $300,000 for the purchase of information technology related hardware.  The agreement, which is scheduled to mature on March 31, 2018, is payable in monthly installments of principal and interest of approximately $5,600 and bears interest at 4.5%.  The balance of the agreement on March 31, 2014 was approximately $243,900.

    The current maturities of the above financing agreements amount to approximately $241,000.

Equity

    At March 31, 2014, we had stockholders’ equity of $97.3 million and total debt including current maturities of $124.5 million, resulting in a total debt, less cash, to total capitalization ratio of 56.1% compared to 57.5% at March 31, 2013.

Purchases and Commitments

    As of March 31, 2014, our forecasted capital expenditures, net of proceeds from the sale or trade of revenue equipment, for 2014 were $31.2 million, approximately $29.9 million of which relates to revenue equipment, compared to approximately $36.4 million in 2013, approximately $31.4 million of which related to revenue equipment.  We may change the amount of the capital expenditures based on our operating performance or other factors.  Should we decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.  To the extent further capital expenditures are feasible based on our financial covenants and operating cash requirements, we would use the balance of $1.3 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.

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

    In February 2014, the Board of Directors authorized the use of up to $20.0 million in new capital leases under existing facilities through 2014 and we have not utilized any of this authorization as of March 31, 2014.  As of March 31, 2014, for the remainder of 2014, we had $1.3 million in commitments for purchases of non-revenue equipment and commitments for purchases of revenue equipment in the amount of approximately $31.8 million. We anticipate taking delivery of these purchases throughout the remainder of 2014.

    We have entered into three fair market value leases to finance the acquisition of revenue equipment.  These leases are deemed to be operating leases and accordingly this equipment is not recorded on the balance sheet.  The following table represents our outstanding contractual obligations for rental expense under operating leases at March 31, 2014:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Rental obligations	$14,740	$3,303	$9,148	$2,289	$--

    During the quarter ended March 31, 2014, we incurred net capital expenditures of $6.4 million, of which, $5.8 million were for the purchase of revenue equipment and the remaining $0.6 million was for other expenditures.  During 2014, we received proceeds from the sale of property and equipment of approximately $3.9 million and purchased approximately $3.0 million of property and equipment.

Critical Accounting Policies

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared.  Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results could differ from those estimates, and such differences could be material.  Our critical accounting policies are those that affect, or could affect, our condensed consolidated financial statements materially and involve a significant level of judgment by management.  During the three month period ended March 31, 2014, there were no material changes to our critical accounting policies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not required.

ITEM 4.   CONTROLS AND PROCEDURES

    We have established controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of March 31, 2014, our CEO and CFO have concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specific in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Except as noted below, there have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, management identified an error in our deferred income tax accounts resulting from a significant deficiency in our internal controls over financial reporting.  At March 31, 2014, in conjunction with our third-party tax advisor, we conducted an assessment of all current and deferred tax balance sheet accounts and performed detailed reconciliations at each balance sheet date to ensure all federal and state tax net operating loss carry forwards and other components of the calculation were properly stated.  As such, we believe this change in our internal control over financial reporting remediates the significant deficiency described above, as the change is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  On a going-forward basis, in conjunction with our third-party tax advisor, we will perform the assessment and reconciliations referred to above.

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

    On September 26, 2013, Knight Transportation, Inc. (“Knight”) filed a Schedule 13D with the Securities and Exchange Commission stating it had acquired 829,946 shares of our common stock (approximately 7.9%) for the purpose of pursuing a merger with us. Knight also disclosed in this filing that it had made an offer to our Board of Directors on August 28, 2013 proposing an all cash offer of $9.00 per share for all of our outstanding shares of common stock.  Subsequent to this filing, Knight reported that it had increased its holdings in our stock to 1,287,782 shares (approximately 12.2%).  On September 26, 2013, we issued a press release regarding Knight’s unsolicited proposal, indicating that our Board of Directors had previously reviewed Knight’s unsolicited proposal with our management team and independent financial and legal advisors, that the Board unanimously concluded that the proposal substantially undervalued the Company in light of the initiatives undertaken by the new management team, and the proposal was not in the best interests of the Company and its stockholders.  The Company also indicated in the release that it had offered to meet with Knight to discuss the reasons why the Knight offer was inadequate.  On October 10, 2013, we filed a breach of contract complaint in the Circuit Court of Crawford County, Van Buren, Arkansas, styled USA Truck, Inc. v. Knight Transportation, Inc., Docket No. 17CV-13-302-II (which was subsequently removed to the United States District Court for the Western District of Arkansas and captioned USA Truck, Inc. v. Knight Transportation, Inc., No. 2:13 cv 02238 PKH), alleging, among other things, that Knight misused confidential information in violation of a confidentiality agreement between Knight and the Company, by disclosing prior confidential discussions between Knight and the Company, and by using confidential information in connection with the above mentioned stock acquisitions.  The lawsuit sought to require Knight to divest the shares it acquired in violation of the confidentiality agreement.

    On February 4, 2014, we entered into a settlement agreement (the “Settlement Agreement”) with Knight for the purpose of resolving the litigation described above.  Pursuant to the Settlement Agreement, and without either party admitting or conceding liability or wrongdoing, we withdrew the lawsuit, and we and Knight exchanged mutual releases of liability and entered into a voting agreement and a standstill agreement.

ITEM 1A.   RISK FACTORS

    While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2013, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. As disclosed herein, effective April 11, 2014, the Board of Directors unanimously voted to terminate our Rights Agreement.  Accordingly, the following is a revised risk factor that removes risks relating to the Rights Agreement, which is intended to replace the risk factor set forth in our Form 10-K for the year ended December 31, 2013:

Certain provisions of our corporate documents and Delaware law could deter acquisition proposals and make it difficult for a third party to acquire control of the Company.  This could have a negative effect on the price of our common stock.

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

    We previously adopted a stockholder rights plan to ensure fair treatment in the event of an unsolicited takeover attempt regarding the Company.  We terminated the rights plan on April 11, 2014, prior to its scheduled expiration.  We may in the future adopt a new stockholder rights plan.  Such plan or similar measures could adversely affect the price of our common stock and make it difficult to remove and replace members of our Board of Directors or management.

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

3.1
Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended March 31, 2013).

3.2		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
3.3
Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2014).

4.1
Specimen certificate evidencing shares of the common stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992).

4.2
Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended March 31, 2013).

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

4.5
Amendment No. 1 to Rights Agreement, dated as of April 10, 2014, by and between the Company and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2014).

10.1
First Amendment to Loan Documents, dated March 14, 2014, among the Company, International Freight Services, Inc., Wells Fargo Bank, National Association, as administrative agent and a lender, and PNC Bank, National Association, as a lender (incorporated by reference to Exhibit 10.1 to the Company Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).

10.2*	#	2014 Management Bonus Plan – President.
10.3*	#	2014 Management Bonus Plan – Executive Officers.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	±	XBRL Instance Document.
101.SCH	±	XBRL Taxonomy Extension Schema Document.
101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
#		Filed herewith.
*		Management contract or compensatory plan, contract or arrangement.
±		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	May 14, 2014	By:	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

Date:	May 14, 2014	By:	/s/ Clifton R. Beckham
Clifton R. Beckham
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
USA TRUCK, INC.

Exhibit Number		Exhibit
3.1
Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended March 31, 2013).

3.2		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
3.3
Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2014).

4.1
Specimen certificate evidencing shares of the common stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992).

4.2
Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended March 31, 2013).

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

4.5
Amendment No. 1 to Rights Agreement, dated as of April 10, 2014, by and between the Company and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2014).

10.1
First Amendment to Loan Documents, dated March 14, 2014, among the Company, International Freight Services, Inc., Wells Fargo Bank, National Association, as administrative agent and a lender, and PNC Bank, National Association, as a lender (incorporated by reference to Exhibit 10.1 to the Company Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).

10.2*	#	2014 Management Bonus Plan – President.
10.3*	#	2014 Management Bonus Plan – Executive Officers.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	±	XBRL Instance Document.
101.SCH	±	XBRL Taxonomy Extension Schema Document.
101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
#		Filed herewith.
*		Management contract or compensatory plan, contract or arrangement.
±		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”