Form 10-Q
period 2014-06-30
USA TRUCK INC
filed 2014-08-12
CIK 883945

                                UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                        Form 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of July 25, 2014 is 10,532,028.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	(in thousands, except share amounts)
	June 30,	December 31,
	2014	2013
Assets		(as revised – see note 13)
Current assets:
Cash	$39	$14
Accounts receivable:
Trade, less allowance for doubtful accounts of $804 in 2014 and $610 in 2013	77,548	64,682
Other	3,908	3,463
Inventories	1,625	1,425
Deferred income taxes	3,766	2,787
Prepaid expenses and other current assets	16,959	16,064
Total current assets	103,845	88,435
Property and equipment:
Land and structures	31,547	31,502
Revenue equipment	353,950	353,587
Service, office and other equipment	15,950	15,613
Property and equipment, at cost	401,447	400,702
Accumulated depreciation and amortization	(181,036)	(176,506)
Property and equipment, net	220,411	224,196
Note receivable	1,939	1,953
Other assets	360	362
Total assets	$326,555	$314,946
Liabilities and Stockholders’ Equity
Current liabilities:
Bank drafts payable	$2,425	$3,345
Trade accounts payable	30,559	17,674
Current portion of insurance and claims accruals	9,680	9,444
Accrued expenses	12,524	8,732
Note payable	343	1,023
Current maturities of long-term debt and capital leases	21,743	19,025
Total current liabilities	77,274	59,243
Deferred gain	624	627
Long-term debt and capital leases, less current maturities	103,002	108,843
Deferred income taxes	36,305	36,647
Insurance and claims accruals, less current portion	11,194	10,656
Commitments and contingencies	--	--
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Preferred Share Purchase Rights, $0.01 par value; 150,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 11,881,451 shares in 2014 and 11,881,232 shares in 2013	119	119
Additional paid-in capital	65,627	65,527
Retained earnings	54,182	55,049
Less treasury stock, at cost (1,349,423 shares in 2014 and 1,356,400 shares in 2013)	(21,772)	(21,765)
Total stockholders’ equity	98,156	98,930
Total liabilities and stockholders’ equity	$326,555	$314,946

See notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:
Trucking revenue	$83,207	$81,434	$163,414	$161,227
Strategic Capacity Solutions revenue	41,762	30,028	79,166	55,123
Base revenue	124,969	111,462	242,580	216,350
Fuel surcharge revenue	28,329	28,276	56,207	55,416
Total revenue	153,298	139,738	298,787	271,766

Operating expenses and costs:
Purchased transportation	44,538	35,730	85,788	66,208
Salaries, wages and employee benefits	38,703	34,663	74,542	70,230
Fuel and fuel taxes	30,704	33,017	63,707	68,613
Operations and maintenance	11,629	13,649	24,691	25,157
Depreciation and amortization	11,148	10,852	22,603	21,767
Insurance and claims	5,903	7,024	11,887	12,413
Operating taxes and licenses	1,355	1,696	2,801	2,704
Communications and utilities	1,094	984	2,133	2,069
Gain on disposal of assets, net	(179)	(429)	(522)	(819)
Other	4,146	3,497	7,943	7,195
Total operating expenses and costs	149,041	140,683	295,573	275,537
Operating income (loss)	4,257	(945)	3,214	(3,771)

Other expenses (income):
Interest expense	744	947	1,455	1,784
Defense costs	2,163	--	2,528	--
Other, net	(16)	(46)	48	(99)
Total other expenses, net	2,891	901	4,031	1,685
Income (loss) before income taxes	1,366	(1,846)	(817)	(5,456)
Income tax expense (benefit)	644	(448)	50	(1,584)

Net income (loss) and Comprehensive income (loss)	$722	$(1,398)	$(867)	$(3,872)

Net income (loss) per share information:
Average shares outstanding (Basic)	10,346	10,293	10,343	10,299
Basic earnings (loss) per share	$0.07	$(0.14)	$(0.08)	$(0.38)

Average shares outstanding (Diluted)	10,478	10,293	10,343	10,299
Diluted earnings (loss) per share	$0.07	$(0.14)	$(0.08)	$(0.38)

See notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	(in thousands)
	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2013, as reported	11,881	$119	$65,527	$56,657	$(21,765)	$100,538
Prior period revision of net deferred tax liability	--	--	--	(1,608)	--	(1,608)
Balance at December 31, 2013, as revised (see note 13)	11,881	119	65,527	55,049	(21,765)	98,930
Exercise of stock options	2	--	4	--	--	4
Transfer of stock into (out of) Treasury Stock	--	--	7	--	(7)	--
Stock-based compensation	--	--	219	--	--	219
Restricted stock award grant	15	--	--	--	--	--
Forfeited restricted stock	(8)	--	--	--	--	--
Net share settlement related to restricted stock vesting	(9)	--	(130)	--	--	(130)
Net loss	--	--	--	(867)	--	(867)
Balance at June 30, 2014	11,881	$119	$65,627	$54,182	$(21,772)	$98,156

See notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net loss	$(867)	$(3,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,603	21,767
Provision for doubtful accounts	423	(90)
Deferred income taxes, net	(1,321)	(1,978)
Stock-based compensation	219	44
Gain on disposal of assets, net	(522)	(819)
Other	(4)	16
Changes in operating assets and liabilities:
Accounts receivable	(13,734)	(2,175)
Inventories and prepaid expenses	(1,095)	(387)
Trade accounts payable and accrued expenses	11,037	3,281
Insurance and claims accruals	1,779	3,045
Net cash provided by operating activities	18,518	18,832

Investing activities:
Purchases of property and equipment	(22,534)	(7,209)
Proceeds from sale of property and equipment	8,881	5,149
Change in other assets, net	15	32
Net cash used in investing activities	(13,638)	(2,028)

Financing activities:
Borrowings under long-term debt	43,817	126,956
Restricted stock vesting and stock option exercise	(126)	--
Principal payments on long-term debt	(37,239)	(130,147)
Principal payments on capitalized lease obligations	(9,706)	(10,536)
Principal payments on note payable	(681)	(899)
Net increase in bank drafts payable	(920)	(3,053)
Net cash used in financing activities	(4,855)	(17,679)

Increase (Decrease) in cash	25	(875)
Cash:
Beginning of period	14	1,742
End of period	$39	$867

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,710	$1,905
Income taxes	324	48
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	--	21,989
Purchases of revenue equipment included in accounts payable	5,650	1,359
Purchases of fixed assets included in long-term debt	4	295

See notes to condensed consolidated financial statements.

USA TRUCK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 1 – BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, refer to the financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

    The balance sheet at December 31, 2013 has been derived from the audited condensed consolidated financial statements at that date, revised for the effect of the prior period revision of our deferred tax liability referred to in footnote 13.  The December 31, 2013 balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

    By agreement with our customers, and consistent with industry practice, we add a graduated fuel surcharge to the rates we charge our customers as diesel fuel prices increase above an agreed-upon baseline price per gallon.  Base revenue in the condensed consolidated statements of operations and comprehensive income (loss) represents revenue excluding this fuel surcharge revenue.

    Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

NOTE 3 – STOCK-BASED COMPENSATION

    The USA Truck, Inc. 2004 Equity Incentive Plan, which expired on May 5, 2014, provided for the granting of incentive or nonqualified options or other equity-based awards covering up to 1,125,000 shares of Common Stock to directors, officers and other key employees.  The exercise prices of outstanding options granted under the 2004 Equity Incentive Plan range from $2.88 to $18.58 as of June 30, 2014.  Because the 2004 Equity Incentive Plan expired on May 5, 2014, no shares are available for future options or other equity awards thereunder.

    On May 23, 2014, our stockholders approved the USA Truck, Inc. 2014 Omnibus Incentive Plan (the “Incentive Plan”).  The Incentive Plan replaces the 2004 Equity Incentive Plan and provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants.  At June 30, 2014, 486,327 shares were available for future options or other equity awards under the Incentive Plan.

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

NOTE 4 – SEGMENT REPORTING

    We have three operating segments: Trucking (which consists of our Truckload and Dedicated Freight service offerings), Strategic Capacity Solutions (which consists entirely of our freight brokerage service offering), and Intermodal (which consists of our rail intermodal service offering).  These three operating segments are disclosed as two reportable segments with Strategic Capacity Solutions and Intermodal being aggregated into one reportable segment, which we refer to as “SCS”.

    The service offerings we provide relate to the transportation of truckload quantities of freight for customers in a variety of industries.  The services generate revenue, and incur expenses, primarily on a per mile basis.

	Percent of Total Base Revenue
	Trucking	SCS
Three Months Ended
June 30, 2014	66.6%	33.4%
June 30, 2013	73.1%	26.9%
Six Months Ended
June 30, 2014	67.4%	32.6%
June 30, 2013	74.5%	25.5%

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

    A summary of base revenue and fuel surcharge revenue by reportable segments is as follows:

	(in thousands)
	Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Base Revenue
Trucking	$83,353	$81,441	$163,689	$161,244
SCS	43,918	31,434	83,323	58,222
Eliminations	(2,302)	(1,413)	(4,432)	(3,116)
Total base revenue	124,969	111,462	242,580	216,350
Fuel Surcharge Revenue
Trucking	22,957	23,392	45,535	45,615
SCS	5,978	5,260	11,825	10,638
Eliminations	(606)	(376)	(1,153)	(837)
Total fuel surcharge revenue	28,329	28,276	56,207	55,416
Total revenue	$153,298	$139,738	$298,787	$271,766

    A summary of operating income (loss) by reportable segments is as follows:

	(in thousands)
	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Income (Loss)
Trucking	$(1,734)	$(3,108)	$(7,855)	$(7,086)
SCS	5,991	2,163	11,069	3,315
Operating income (loss)	$4,257	$(945)	$3,214	$(3,771)

    A summary of assets by reportable segments is as follows:

	(in thousands)
	Total Assets
	June 30,	December 31,
	2014	2013
Total Assets
Trucking	$197,184	$200,168
Corporate and Other	129,371	114,778
Total assets	$326,555	$314,946

A summary of amortization and depreciation by reportable segments is as follows:

	(in thousands)
	Depreciation and Amortization
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Depreciation and Amortization
Trucking	$10,567	$10,198	$21,432	$20,452
SCS	44	62	92	141
Corporate and Other	537	592	1,079	1,174
Total depreciation and amortization	$11,148	$10,852	$22,603	$21,767

NOTE 5 –PROPERTY AND EQUIPMENT

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

    In light of our operating results in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability at June 30, 2014.

    We test for the recoverability of all of our long-lived assets as a single group at the entity level and examine the forecasted future cash flows generated by our revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of our long-lived assets.  At June 30, 2014, we determined that no impairment of value existed.

NOTE 6 – ACCRUED EXPENSES

    Accrued expenses consisted of the following:

	(in thousands)
	June 30,	December 31,
	2014	2013
Salaries, wages and employee benefits	$5,598	$4,747
Other (1)	6,926	3,985
Total accrued expenses	$12,524	$8,732

(1)	As of June 30, 2014 and December 31, 2013, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 7 – LONG-TERM DEBT

    Long-term debt consisted of the following:

(in thousands)
	June 30,	December 31,
	2014	2013
Revolving credit agreement (1)	$70,700	$64,000
Capitalized lease obligations and other long-term debt (2)	54,045	63,868
	124,745	127,868
Less current maturities	(21,743)	(19,025)
Long-term debt and capital leases, less current maturities	$103,002	$108,843

(1)
In 2012, we entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank.  The Revolver, which expires in 2017, is collateralized by substantially all of our assets, and includes letters of credit not to exceed $15.0 million.  In addition, the Revolver has an accordion feature whereby we may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the business assets (excluding tractors and trailers financed through capital leases and real estate) of the Company.  Proceeds are used to finance working capital, to fund capital expenditures and for general corporate purposes.

The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.8 million) and an annual capital expenditure limit ($73.5 million in 2014 and with further increases thereafter). Under the Revolver’s terms, we are required to maintain a minimum collateral cushion above the maximum facility size, referred to as “suppressed availability.” During 2014 (after giving effect to an amendment to the Revolver signed on March 14, 2014, and effective as of December 31, 2013), if we do not maintain the minimum suppressed availability threshold of $30.0 million, our borrowing availability will reduce by the amount of the shortfall below $30.0 million. After 2014, if we do not maintain the minimum suppressed availability threshold, the advance rate on eligible revenue equipment will reduce and a permanent amortization of the revenue equipment portion of our borrowing base at the rate of 1/72nd, or approximately $1.5 million, per month would result based on the June 30, 2014, revenue equipment collateral. At June 30, 2014, our suppressed availability was $41.8 million, which did not reduce our borrowing availability. Future fluctuations in the amount and value of equipment serving as collateral under the Revolver will impact our borrowing availability. If our suppressed availability falls below $20.0 million, there will be additional restrictions on which items of revenue equipment may be included in our eligible revenue equipment. The Revolver does not contain any financial maintenance covenants.

The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case plus an applicable margin. The Base Rate is equal to the greatest of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank N.A., (b) the Federal Funds Rate plus 1.0%, and (c) the three month LIBOR Rate plus 1.0%. The Base Rate at June 30, 2014 was 1.5%. The LIBOR Rate is the rate at which dollar deposits are offered to major banks in the London interbank market two business days prior to the commencement of the requested interest period. Most borrowings are expected to be based on the LIBOR rate option. The applicable margin ranges from 2.25% to 2.75% based on average excess availability and at June 30, 2014, it was 2.5%.

The Revolver includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Revolver may be accelerated, and the lenders’ commitments may be terminated. The Revolver also includes a cross default to other indebtedness with certain monetary threshold and acceleration requirements. Although there are no negative covenants relating to financial ratios or minimum balance sheet requirements, the Revolver contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business and affiliate transactions.

Applicable Margin means, as of any date of determination, the following margin based upon the most recent average excess availability calculation; provided, however, that for the period from the closing date through the testing period ended June 30, 2014, the Applicable Margin was at Level II and at any time that an Event of Default exists, the Applicable Margin shall be at Level III.

Level	Average Excess Availability	Applicable Margin in respect of Base Rate Loans under the Revolver	Applicable Margin in respect of LIBOR Rate Loans under the Revolver
I	≥ $50,000,000	1.25%	2.25%
II	< $50,000,000 but ≥ $30,000,000	1.50%	2.50%
III	< $30,000,000	1.75%	2.75%

We are required to pay a fee on the unused amount of the Revolver as set forth in the table below, which is due and payable monthly in arrears. For the period from the closing date through June 30, 2014, the unused fee was at Level II.

Level	Average Unused Portion of the Revolver plus Outstanding Letters of Credit	Applicable Unused Revolver Fee Margin
I	≥ $60,000,000	0.375%
II	< $60,000,000	0.500%

Overnight borrowings were $0.7 million under the Revolver at June 30, 2014. The interest rate on our overnight borrowings under the Revolver at June 30, 2014 was 4.75%. The interest rate including all borrowings made under the Revolver at June 30, 2014 was 3.0%. The weighted average interest rate on our borrowings under the Revolver for the three months ended June 30, 2014 was 3.0%. The Revolver is collateralized by all non-leased revenue equipment having a net book value of approximately $140.2 million at June 30, 2014, and all billed and unbilled accounts receivable. As we reprice our debt on a monthly basis, the borrowings under the Revolver approximate its fair value. At June 30, 2014, we had outstanding $3.8 million in letters of credit and had approximately $31.7 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million).

(2)
Capitalized lease obligations relating to revenue equipment in the amount of $53.6 million have various termination dates extending through August 2018 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 3.1% at June 30, 2014.  The lease agreements require us to pay property taxes, maintenance and operating expenses.

In May 2012, we entered into a long-term financing agreement in the amount of approximately $360,000 for the purchase of information technology related hardware. The agreement matured on May 31, 2014, and was payable in annual installments of principal and interest of approximately $122,000, due May 31, 2013 and 2014, and bore imputed interest at 3.2%.

In January 2013, we entered into a long-term financing agreement in the amount of approximately $295,000 for the purchase of information technology related hardware. The agreement, which is scheduled to mature on January 31, 2017, is payable in annual installments of principal and interest of approximately $63,000, due on January 31st of each year, and bears imputed interest at 3.1%. The balance of the agreement at June 30, 2014 was approximately $179,000.

In April 2013, we entered into a long-term financing agreement in the amount of approximately $300,000 for the purchase of information technology related hardware. The agreement, which is scheduled to mature on March 31, 2018, is payable in monthly installments of principal and interest of approximately $5,600 and bears interest at 4.5%. The balance of the agreement at June 30, 2014 was approximately $230,000.

The current maturities of the above financing agreements amount to approximately $118,000.

NOTE 8 – LEASES AND COMMITMENTS

LEASES

    We lease certain revenue equipment under capital leases with terms of 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below as of June 30, 2014 for the periods indicated.

	(in thousands)
	Capitalized Costs	Accumulated Amortization	Net Book Value
June 30, 2014	$79,042	$23,673	$55,369
December 31, 2013	84,410	20,942	63,468

    Amortization of leased assets is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).  Rent expense relating to operating leases for facilities and certain revenue equipment is included in operations and maintenance expense and rent expense relating to operating leases for office equipment is included in other operating expenses and costs.  The total rent expense incurred is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss).  Amortization of leased assets and rent expense under operating leases are reflected in the table below for the periods indicated.

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Amortization of leased assets	$3,156	$2,707	$6,587	$5,557
Rent expense under operating leases	1,240	709	2,514	1,622

    At June 30, 2014, we have entered into leases with lenders who do not participate in our Revolver.  Currently, such leases do not contain cross-default provisions with the Revolver, however, we have had leases in the past that did contain such provisions.

    At June 30, 2014, the future minimum payments under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated.

	(in thousands)
	2014	2015	2016	2017	2018	Thereafter
Future minimum payments	$22,747	$18,080	$12,294	$1,106	$1,646	$--
Future rentals under operating leases	1,293	642	520	467	274	166

    We entered into three operating leases to finance the acquisition of revenue equipment.  Accordingly, this equipment is not recorded on the condensed consolidated balance sheet.

    As of June 30, 2014, the remaining minimum capital lease payments were $54.0 million, which excludes amounts representing interest of $1.9 million.  The current portion of net minimum lease payments, including interest, is $21.7 million.

OTHER COMMITMENTS

    In February 2014, the Board of Directors authorized the use of up to $20.0 million in new capital leases under existing facilities through 2014 and we have not utilized any of this authorization as of June 30, 2014.  As of June 30, 2014, for the remainder of 2014, we had approximately $1.2 million in commitments for purchases of non-revenue equipment and commitments for purchases of revenue equipment in the amount of approximately $16.0 million. We anticipate taking delivery of these purchases throughout the remainder of 2014.

    In October 2013, the Executive Compensation Committee of the Board of Directors approved a retention bonus plan (the “Retention Bonus Plan”) and a change in control/severance plan (the “Management Severance Plan”) for certain of our officers and members of our management team.  The Executive Compensation Committee determined that it was appropriate to adopt the Retention Bonus Plan and the Management Severance Plan as a means of assuring the continued focus of the new and expanded management team that is critical to the successful execution of our turnaround strategy, and mitigating any uncertainty regarding future employment resulting from Knight Transportation, Inc.’s unsolicited proposal to acquire the Company and its efforts to disrupt our turnaround.

    On April 11, 2014, each participant in the Retention Bonus Plan, who was employed on October 30, 2013, received a percentage of his annualized base salary, determined as of the date of adoption of the Retention Bonus Plan.  Mr. John Simone, our President and CEO, who also participates in the plan, received a partial payment of his bonus in December 2013.  If a participant in the Retention Bonus Plan voluntarily terminates his employment at any time after receipt of the bonus payment and before the one-year anniversary of the adoption of the Retention Bonus Plan, or October 30, 2014, the plan participant will be required to repay his or her retention bonus award to the Company.

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

    On September 12, 2013, we entered into an agreement with a firm to act as our financial advisor in connection with our response to the unsolicited proposal made by Knight Transportation, Inc., and certain potential strategic and financial alternatives.  The agreement contained provisions for us to pay a retainer fee and certain other fees that would become payable upon the consummation of certain events as defined in the agreement.  At June 30, 2014, we have accrued $1.7 million for these fees.

NOTE 9 – INCOME TAXES

    During the three months ended June 30, 2014 and 2013, our effective tax rates were 47.1% and 24.3%, respectively.  During the six months ended June 30, 2014 and 2013, our effective tax rates were (6.1%) and 29.0%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

    We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position we have taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2010, 2011, 2012 and 2013 tax years.  In February 2013, we received notice that our 2011 federal tax return is being examined.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  In conjunction with the above, our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  We have not recorded any unrecognized tax benefits through June 30, 2014.

    We believe we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law; however, based on improving results from operations and other factors, during 2014 we expect to fully utilize our net operating loss carry forwards from prior years.

NOTE 10 – EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings (loss) per share is computed by adjusting the weighted average number of shares of Common Stock outstanding by Common Stock equivalents attributable to dilutive stock options and restricted stock.  The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on income (loss) per share.

    The following table sets forth the computation of basic and diluted earnings (loss) per share:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$722	$(1,398)	$(867)	$(3,872)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	10,346	10,293	10,343	10,299
Effect of dilutive securities:
Employee stock options and restricted stock	132	--	--	--
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	10,478	10,293	10,343	10,299
Basic earnings (loss) per share	$0.07	$(0.14)	$(0.08)	$(0.38)
Diluted earnings (loss) per share	$0.07	$(0.14)	$(0.08)	$(0.38)
Weighted average anti-dilutive employee stock options and restricted stock	2	168	7	185

NOTE 11 – LEGAL PROCEEDINGS

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

NOTE 12 – STOCKHOLDER RIGHTS PLAN

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

    On April 9, 2014, the Board of Directors unanimously voted to terminate our Rights Agreement effective April 11, 2014.

NOTE 13 – REVISION OF PRIOR PERIOD RESULTS

    During the first quarter of 2014, we identified an error in 2009 related to the calculation of the deferred income tax asset for tax net operating loss carry forwards.  The error resulted in an approximate $1.6 million understatement of the net deferred tax liability and overstatement of retained earnings and stockholders’ equity at December 31, 2009, and all subsequent periods through December 31, 2013.

    We assessed the materiality of this error in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 99 and concluded that the previously issued financial statements were not materially misstated.  In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 108, we have corrected the immaterial error by revising the previously issued December 31, 2013 consolidated balance sheet included in this document.  The effect of this revision on the line items within our condensed consolidated balance sheet is as follows (in thousands):

	December 31, 2013
	As Reported	Revisions	As Revised
Deferred Income Taxes	$35,039	$1,608)	$36,647
Retained Earnings	56,657	(1,608)	55,049
Total Stockholders’ Equity	100,538	(1,608)	98,930

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS

    In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (“GAAP”).  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

    The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our condensed consolidated financial statements and have not yet determined the method by which we will adopt the standard in our fiscal year commencing January 1, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements relating to future insurance and claims experience, future driver market, future ability to recruit and retain drivers, future acquisitions and dispositions of revenue equipment, future profitability, future ability to execute our turnaround strategy, future fuel prices, our ability to recover costs through our fuel surcharge program, future purchased transportation expense, future operations and maintenance costs, future legal and defense related costs, future depreciation and amortization, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements.   Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.   Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

    The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.

Overview

    The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand USA Truck, Inc., our operations and our present business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.  This overview summarizes the MD&A, which includes the following sections:

    Our Business – a general description of our business, the organization of our operations and the service offerings that comprise our operations.

    Results of Operations – an analysis of our consolidated results of operations for the periods presented in our condensed consolidated financial statements and a discussion of seasonality, the potential impact of inflation and fuel availability and cost.

    Off-Balance Sheet Arrangements – a discussion of significant financial arrangements, if any, that are not reflected on our balance sheet.

Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, debt, equity and contractual obligations.

Critical Accounting Policies – a discussion of accounting policies that require critical judgment and estimates.

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

    The following tables describe the base revenue of our two reportable segments.

Trucking:	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013
Base revenue (in thousands)	83,208	81,434	163,414	161,227
Percent of revenue	66.6%	73.1%	67.4%	74.5%

SCS:	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013
Base revenue (in thousands)	41,761	30,028	79,166	55,123
Percent of revenue	33.4%	26.9%	32.6%	25.5%

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

Results of Operations

Executive Overview

    We posted our first quarter of positive net income in three years.  While continuing the work of implementing our turnaround plan, the progress we are making is evident in many areas of our business.  Despite the harsh winter that impacted the trucking industry as the year began, our results, on an adjusted basis, for the first six months of 2014 are also positive, with adjusted earnings per share of $0.07 compared to a loss of ($0.38) in last year’s period.

    Our improved second-quarter performance was driven by a 12.1% increase in base revenue, while operating expenses net of fuel surcharge collections increased only 7.4%, yielding a 410-basis point improvement in operating margin – a testament to the multiple revenue growth, operational and cost-efficiency initiatives we have implemented.

    Our asset-light Strategic Capacity Solutions (SCS) business was an especially important contributor, turning in a second consecutive record quarter.  Base revenue increased 39.1% to $41.8 million and operating margin expanded by 700 basis points.  This performance was made possible by strong execution within this highly efficient service against the backdrop of a market characterized by strengthening demand and tight capacity.  Our SCS segment accounted for over one-third of our consolidated base revenue during the quarter, substantially strengthening and diversifying our integrated business model.

    Trucking continued to improve its performance, with base revenue growth of 2.2% and a 170-basis-point improvement in operating ratio.  In the quarter, we increased revenue per total mile by 5.7% and grew miles per seated tractor per week by 1.3% to their highest level in more than three years.  Although fixed costs were pressured during the quarter by elevated employee medical benefit plan costs, we achieved improvements in critical areas such as insurance and claims, fuel and maintenance costs.  We also took steps we believe will increase our seated truck count, which remains one of management’s top priorities as the availability of qualified drivers continues to be problematic across the truckload industry.

    We are encouraged by the accomplishments made possible by the disciplined execution of our strategic plan.  Although the shortage of drivers and more restrictive hours-of-service rules continue to present challenges for our industry, the demand and pricing environment in the truckload marketplace is healthy and we believe our 2014 goals of positive consolidated operating income and adjusted EPS are achievable.

Financial Results

    Total base revenue increased 12.1% to $125.0 million for the quarter ended June 30, 2014, from $111.5 million for the same quarter of 2013. Trucking revenue, excluding fuel surcharge, increased 2.2% to $83.2 million, while SCS revenue rose 39.1% to $41.8 million.  Net income was $0.7 million, or $0.07 per diluted share, for the second quarter of 2014 compared to a net loss of ($1.4) million, or ($0.14) per share, for the same quarter of 2013.  Adjusted net income, excluding defense costs, was $2.1 million, or $0.20 per diluted share, for the second quarter of 2014.

    Total base revenue increased 12.1% to $242.6 million for the six months ended June 30, 2014, from $216.3 million for the same period of 2013.  Net loss was ($0.9) million, or ($0.08) per diluted share, for the six months ended June 30, 2014, compared to a net loss of ($3.9) million, or ($0.38) per share, for the same period of 2013.  Adjusted net income, excluding defense costs, was $0.7 million, or $0.07 per diluted share, for the six months ended June 30, 2014.

    A reconciliation of net income (loss) to adjusted net income (loss) is provided in the Use of Non-GAAP Financial Information below.

Defense Costs

    In the second quarter of 2014, we recorded approximately $2.2 million, or $0.13 per diluted share, in defense costs.  For the six month period ended June 30, 2014, we recorded approximately $2.5 million, or $0.15 per diluted share, in defense costs.  These costs were incurred primarily in connection with Knight Transportation’s unsolicited proposal to acquire USA Truck, the related litigation and the February 2014 Settlement Agreement. These unusual non-operating costs have been recorded in “Other expenses (income)” in the accompanying condensed consolidated statement of operations and comprehensive income (loss).  We do not expect significant additional costs related to the above matters in the second half of 2014.

Balance Sheet and Liquidity

    Our debt increased modestly during the second quarter, rising by $0.6 million sequentially to $125.1 million as we continued to refresh our tractor and trailer fleet.  Net of cash, this represented 56.0% of our total capitalization.  Year to date, however, our debt is down $3.8 million.  At quarter end, we had $31.7 million of net borrowing availability on our revolving credit facility (net of the minimum availability we are required to maintain of approximately $18.8 million).

Use of Non-GAAP Financial Information

    In addition to our GAAP results, this quarterly report on Form 10-Q also includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission.  We define adjusted net income (loss) as net income (loss), excluding certain adjustments more specifically outlined in the table below.  Management believes this measurement is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies. Because not all companies use identical calculations, our presentation of adjusted net income (loss) may not be comparable to similarly titled measures of other companies. Adjusted net income (loss) is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

    Pursuant to the requirements of Regulation G, we have provided a reconciliation of adjusted net income (loss) to GAAP net income (loss) in the table below.

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013		2013

Other expenses, net	$(2,891)	$(901)	$(4,031)	$(1,685)
Defense costs	2,163	--	2,528	--
Adjusted other expenses, net	(728)	(901)	(1,503)	(1,685)

Pretax income (loss)	1,366	(1,846)	(817)	(5,456)
Defense costs adjustment	2,163	--	2,528	--
Adjusted pretax income (loss)	3,529	(1,846)	1,711	(5,456)

Income tax expense (benefit)	644	(448)	50	(1,584)
Tax effect adjustment	831	--	971	--
Adjusted income tax expense (benefit)	1,475	(448)	1,021	(1,584)

Net income (loss)	722	(1,398)	(867)	(3,872)
Defense costs adjustment, net of tax	1,332	--	1,557	--
Adjusted net income (loss)	$2,054	$(1,398)	$690	$(3,872)

Income (loss) per share	$0.07	$(0.14)	$(0.08)	$(0.38)
Per share effect of adjustment	0.13	--	0.15	--
Adjusted income (loss) per share	$0.20	$(0.14)	$0.07	$(0.38)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Results of Operations – Combined Services

    Total revenue increased 9.7% from $139.7 million to $153.3 million.  Total base revenue increased 12.1% from $111.5 million to $125.0 million.  We reported net income for all service offerings of $0.7 million or $0.07 earnings per share, for the quarter ended June 30, 2014 as compared to a net loss of ($1.4) million, or ($0.14) per share, for the comparable prior year period.

    Our effective tax rate was 47.1% for the quarter ended June 30, 2014, compared to 24.3% for the same quarter of 2013.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Total Trucking Revenue

    The following table sets forth the percentage relationship of certain items to total revenue of our Trucking operating segment for the periods indicated.

	Three Months Ended June 30,
	2014	2013
Total revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	33.8	30.9
Fuel and fuel taxes	28.9	31.5
Operations and maintenance	10.8	12.7
Depreciation and amortization	10.5	10.3
Purchased transportation	6.2	5.7
Insurance and claims	5.5	6.7
Operating taxes and licenses	1.3	1.6
Communications and utilities	1.0	0.8
Gain on disposal of revenue equipment, net	(0.2)	(0.4)
Other	3.8	3.3
Total operating expenses and costs	101.6	103.1
Operating loss	(1.6)%	(3.1)%

Relationship of Certain Items to Base Trucking Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Three Months Ended June 30,
	2014	2013
Base revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	43.1	39.7
Operations and maintenance	13.8	16.3
Depreciation and amortization	13.3	13.2
Fuel and fuel taxes	9.3	11.8
Purchased transportation	7.9	7.3
Insurance and claims	7.0	8.6
Operating taxes and licenses	1.6	2.1
Communications and utilities	1.2	1.1
Gain on disposal of revenue equipment, net	(0.2)	(0.5)
Other	5.1	4.2
Total operating expenses and costs	102.1	103.8
Operating loss	(2.1)%	(3.8)%

Key Operating Statistics:

	Three Months Ended June 30,
	2014	2013
	(unaudited)
Trucking:
Operating loss (in thousands) (1)	$(1,734)	$(3,108)
Operating ratio (2)	102.1%	103.8%
Total miles (in thousands) (3)	54,796	56,715
Empty mile factor	13.0%	11.8%
Base Trucking revenue per loaded mile	$1.745	$1.629
Average number of in-service tractors (4)	2,196	2,241
Unseated tractor percentage	8.1%	5.6%
Average number of seated tractors (5)	2,019	2,116
Average miles per seated tractor per week	2,088	2,062
Base Trucking revenue per seated tractor per week	$3,170	$2,961
Average loaded miles per trip	614	597

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

    In comparing our second quarter 2014 results to the 2013 second quarter, our base Trucking revenue increased 2.2% from $81.4 million to $83.2 million and our operating loss decreased 44.2% from $3.1 million to $1.7 million.  The increase in our base Trucking revenue resulted primarily from a 7.1% increase in our average revenue per loaded mile, and a 1.3% increase in miles per seated tractor per week.  These improvements were suppressed by a 4.6% decrease in the average number of seated tractors.

    Overall, our operating ratio for the second quarter improved by 1.7 percentage points of base Trucking revenue to 102.1% from 103.8%, and by 1.5 percentage points of total Trucking revenue to 101.6% from 103.1% as a result of the net effect of the following factors:

•
Salaries, wages and employee benefits expense increased 2.9 percentage points of total Trucking revenue, and 3.4 percentage points of base Trucking revenue.   Increases were predominately due to higher non-driver labor costs and associated payroll taxes and increased workers’ compensation and employee medical benefit costs resulting from an increase in claims activity.  In July 2014, we implemented a limited pay increase for drivers, which could result in an upward trend in this expense in the future.

•
Fuel and fuel taxes expense decreased 2.6 percentage points of total Trucking revenue, and 2.5 percentage points of base Trucking revenue, primarily due to the recovery of a greater percentage of our fuel costs through fuel surcharge revenue programs with our customers, more favorable fuel pricing discounts from our suppliers and 6.8% better fuel economy within our fleet.  Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Operations and maintenance expense decreased 1.9 percentage points of total Trucking revenue and 2.5 percentage points of base Trucking revenue, primarily due to a $2.1 million decrease in direct repair costs on tractors and trailers, which is the result of our strategy of performing more maintenance in our own facilities and less work at outside vendors where repair costs are considerably higher.  While we anticipate some fluctuation in repair costs in the future, we believe we are experiencing the expected results of our equipment maintenance strategy.

•
Depreciation and amortization changed slightly, increasing by 0.2 percentage points of total Trucking revenue, and 0.1 percentage points of base Trucking revenue, primarily due to increased purchase prices on new tractors, trailers and mobile communications systems.

•
Purchased transportation expenses increased 0.5 percentage points of total Trucking revenue, and 0.6 percentage points of base Trucking revenue.  The increase was primarily the result of a 21.7% increase in the size of our owner-operator fleet from 115 to 140, and 3.3% growth in our cross-border Mexico revenue in which we compensate Mexican carriers for the transportation of our customers’ freight within Mexico.

•
Insurance and claims expense decreased 1.2 percentage points of total Trucking revenue, and 1.6 percentage points of base Trucking revenue, primarily due to improved experience on auto liability losses for both new and existing claims.  Our Department of Transportation recordable accident frequencies continue to improve and we expect insurance and claims expense to decrease over the long-term, but they will remain volatile from period-to-period.

•
Other expenses increased 0.5 percentage points of total Trucking revenue, and 0.9 percentage points of base Trucking revenue.  Among other things, other expenses include an upward adjustment in our bad debt reserve based on an increase in accounts receivable and write-offs, expenses relating to driver retention, employee recruiting and relocation.

Results of Operations – Strategic Capacity Solutions

    The following table sets forth certain information relating to our SCS reportable segment for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Total SCS revenue (1)	$49,896	$36,695
Intercompany revenue	(2,744)	(1,781)
Total net revenue	$47,152	$34,914

Operating income (in thousands)	$5,991	$2,163
Gross margin (2)	18.4%	14.0%

(1)  Includes fuel surcharge revenue.
(2)  Gross margin is calculated by taking total revenue less purchased transportation and dividing that amount by total revenue. This calculation includes intercompany revenue and expenses.

In comparing our second quarter 2014 results to the 2013 second quarter, total net revenue from SCS increased 35.0% to $47.2 million from $34.9 million, while operating income increased 176.9% to $6.0 million from $2.2 million.

The increased operating income was due to improved gross margin in our SCS brokerage service.  Net revenue increased 35.0% while operating expenses increased 25.7%.  Our efforts to focus on delivering customized solutions to our diverse customer base while controlling costs continues to result in greater load volumes and load margins for our SCS segment.

Revenue productivity per employee increased 13.8% and revenue per load increased 19.2% for our brokerage services.  Those factors were partially offset by a decrease in net revenue for our Intermodal service.

Other Expenses

In the second quarter of 2014, we recorded approximately $2.2 million, or $0.13 per diluted share, in defense costs, consisting of financial advisory and legal fees.  These costs were incurred primarily in connection with Knight Transportation’s unsolicited proposal to acquire USA Truck, the related litigation and the February 2014 Settlement Agreement.  We do not expect significant additional costs related to the above matters in the second half of 2014.

  Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Results of Operations – Combined Services

Total base revenue increased 12.1% to $242.6 million for the six months ended June 30, 2014 from $216.3 million for the same quarter of 2013.  We reported a net loss of ($0.9) million, or ($0.08) per share, for the six months ended June 30, 2014 as compared to a net loss of ($3.9) million, or ($0.38) per share, for the comparable prior year period.

Our effective tax rate was (6.1%) for the six months ended June 30, 2014 compared to 29.0% for the same period of 2013.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, our tax rate will vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Results of Operations – Trucking

Relationship of Certain Items to Total Trucking Revenue

The following table sets forth the percentage relationship of certain items to total revenue of our Trucking operating segment for the periods indicated.

	Six Months Ended June 30,
	2014	2013
Total revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	33.1	31.6
Fuel and fuel taxes	30.5	33.1
Operations and maintenance	11.7	11.8
Depreciation and amortization	10.8	10.5
Purchased transportation	6.3	5.3
Insurance and claims	5.6	6.0
Operating taxes and licenses	1.3	1.3
Communications and utilities	1.0	0.9
Gain on disposal of revenue equipment, net	(0.2)	(0.4)
Other	3.7	3.4
Total operating expenses and costs	103.8	103.5
Operating loss	(3.8)%	(3.5)%

Relationship of Certain Items to Base Revenue

The following table sets forth the percentage relationship of certain items to base revenue of our Trucking operating segment for the periods indicated.  Fuel and fuel taxes are shown net of fuel surcharges.

	Six Months Ended June 30,
	2014	2013
Base Trucking revenue	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and employee benefits	42.4	40.5
Operations and maintenance	15.0	15.1
Fuel and fuel taxes	11.1	14.2
Depreciation and amortization	13.8	13.4
Purchased transportation	8.0	6.8
Insurance and claims	7.2	7.6
Operating taxes and licenses	1.7	1.7
Communications and utilities	1.2	1.1
Gain on disposal of revenue equipment, net	(0.3)	(0.5)
Other	4.7	4.5
Total operating expenses and costs	104.8	104.4
Operating loss	(4.8)%	(4.4)%

Key Operating Statistics:
	Six Months Ended
	June 30,
	2014	2013
	(unaudited)
Trucking:
Operating loss (in thousands) (1)	$(7,855)	$(7,086)
Operating ratio (2)	104.8%	104.4%
Total miles (in thousands) (3)	108,409	111,333
Empty mile factor	12.3%	11.4%
Base Trucking revenue per loaded mile	$1.720	$1.635
Average number of in-service tractors (4)	2,218	2,223
Unseated tractor percentage	8.0%	4.9%
Average number of seated tractors (5)	2,040	2,115
Average miles per seated tractor per week	2,055	2,036
Base Trucking revenue per seated tractor per week	$3,098	$2,948
Average loaded miles per trip	618	593

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

    In comparing our results for the first six months of 2014 to the same period of 2013, our base Trucking revenue increased 1.4% from $161.2 million to $163.4 million and our Trucking operating loss increased from $7.1 million to $7.8 million.  The increase in our base Trucking revenue resulted from a 0.9% increase in miles per seated tractor per week and a 4.1% increase in base Trucking revenue per total mile, partially offset by 3.5% fewer seated trucks.

    Our operating ratio for the first six months of the year deteriorated by 0.4 percentage points of base Trucking revenue to 104.8% from 104.4%  and by 0.3 percentage points of total Trucking revenue to 103.8% from 103.5% as a result of the following factors:

•
Salaries, wages and employee benefits expense increased by 1.5 percentage points of total Trucking revenue, and 1.9 percentage points of base Trucking revenue, primarily due to increased non-driver labor costs and associated payroll taxes and increased workers’ compensation and employee benefit costs resulting from an increase in claims activity.  In July 2014, we implemented a limited pay increase for drivers, which could result in an upward trend in this expense in the future.

•
Fuel and fuel taxes expense decreased 2.6 percentage points of total Trucking revenue and 3.1 percentage points of base Trucking revenue.  The decrease was primarily due to the recovery of a greater percentage of our fuel costs through fuel surcharge revenue programs with our customers, more favorable fuel pricing discounts with our suppliers and 4.7% better fuel economy within our fleet.  Fuel costs will continue to be affected in the future by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

•
Operations and maintenance expense decreased 0.1 percentage points of total Trucking revenue, as well as base Trucking revenue, primarily due to a $1.2 million decrease in direct repair costs on tractors and trailers due to a more disciplined preventive maintenance program implemented in 2013, resulting from us performing more maintenance work in our own facilities and less work at outside vendors where repair costs are considerably higher. While we anticipate some fluctuation of repair costs in the future, we expect to continue seeing lower repair costs as a result of our equipment maintenance strategy.

•
Depreciation and amortization changed slightly, increasing 0.3 percentage points of total Trucking revenue, and 0.4 percentage points of base Trucking revenue primarily due to increased acquisition costs on new tractors, trailers and mobile communications systems.

•
Insurance and claims expense decreased 0.4 percentage points of total Trucking revenue and base Trucking revenue. For the first six months of 2014, our auto liability losses for both new and existing claims improved while we experienced adverse loss developments on cargo and general liability claims.  Our Department of Transportation recordable accident frequencies continue to improve and we would expect insurance and claims expense to decrease over the long term, but they will remain volatile from period-to-period.

Results of Operations – Strategic Capacity Solutions

    The following table sets forth certain information relating to our SCS reportable segment for the periods indicated:

	Six Months Ended June 30,
	2014	2013
Total SCS revenue (1)	$95,148	$68,860
Intercompany revenue	(5,274)	(3,935)
Total net revenue	$89,874	$64,925

Operating income (in thousands)	$11,069	$3,315
Gross margin (2)	18.0%	14.5%

(1) Includes fuel surcharge revenue.
(2) Gross margin is calculated by taking total revenue less purchased transportation and dividing that amount by total revenue. This calculation includes intercompany revenue and expenses.

    In comparing our results for the first six months of 2014 to the same period of 2013, total net revenue from SCS increased 38.4% to $89.9 million from $64.9 million, while operating income more than tripled, increasing to $11.1 million from $3.3 million.

    The increased operating income was due to improved gross margin in our SCS brokerage service.  Net revenue increased 38.4% while operating expenses increased 27.9%.

    Revenue productivity per employee increased 20.3% and revenue per load increased 23.7% for our brokerage services.  Those factors were partially offset by a decrease in net revenue for our Intermodal service.

Other Expenses

    During the first six months of 2014, we recorded approximately $2.5 million, or $0.15 per diluted share, in defense costs, consisting of financial advisory and legal fees.  These costs were incurred primarily in connection with Knight Transportation’s unsolicited proposal to acquire USA Truck, the related litigation and the February 2014 Settlement Agreement.  We do not expect significant additional costs related to the above matters in the second half of 2014.

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

Fuel Availability and Cost

    The motor carrier industry is dependent upon the availability of fuel.  Fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and will continue to do so.  Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally increased in recent years.  We have not experienced difficulty in maintaining necessary fuel supplies, and in the past we generally have been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon.  Typically, we are not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which we typically do not receive compensation from customers.  Overall, the market fuel prices per gallon were approximately 1.4% higher during second quarter than they were in the same period of 2013.

    At June 30, 2014, we did not have any long-term fuel purchase contracts, and we have not entered into any other hedging arrangements that protect us against fuel price increases.

Off-Balance Sheet Arrangements

    Operating leases, which are not reflected in our balance sheet, have been an important source of financing for our revenue equipment, office equipment, and certain facilities.  At June 30, 2014, we had financed 149 tractors and certain information technology hardware under operating leases.  Vehicles and hardware held under operating leases are not carried on our condensed consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our condensed consolidated statements of operations and comprehensive income (loss).  The total present value of remaining payments under operating leases as of June 30, 2014 was approximately $13.3 million.  Other than the above-mentioned operating leases, we do not currently have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our consolidated financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  See “Liquidity and Capital Resources – Purchases and Commitments” below for additional information.

Liquidity and Capital Resources

    Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our $125.0 million revolving credit agreement (the “Revolver”), cash flows from operations, operating leases, capital leases and proceeds from the sale of our used revenue equipment.  Our primary sources of liquidity at June 30, 2014, were funds provided by operations, borrowings under our Revolver, capital leases and operating leases.  Based on our expected financial condition, net capital expenditures, results of operations and related net cash flows and other sources of financing, we believe our sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

    We had approximately $31.7 million available under the Revolver (net of the minimum availability we are required to maintain of approximately $18.8 million) as of June 30, 2014.  Fluctuations in the outstanding balance and related availability under our Revolver are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

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

Cash Flows

	(in thousands)
	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$18,518	$18,832
Net cash used in investing activities	(13,638)	(2,028)
Net cash used in financing activities	(4,855)	(17,679)

    Cash generated from operations decreased $0.3 million in the first six months of 2014 as compared to the same period of 2013, primarily due to the net effect of the following factors:

•	($0.9) million net loss was reported for the six months ended June 30, 2014, compared to a ($3.9) million net loss for the comparable prior year period.

•	A $0.8 million increase in depreciation and amortization due to increased acquisition costs on new tractors, trailers and mobile communications systems.

•	An $11.6 million increase in cash used related to an increase in accounts receivable resulting from the 39.1% base revenue growth in our SCS operations.

•	A $0.7 million increase in inventories as a part of our move to handle more preventive maintenance internally at our maintenance facilities as opposed to third parties over the road.

•
A $7.8 million increase in trade accounts payable and accrued expenses primarily due to the increase in carrier expense associated with the 39.1% base revenue growth in our SCS operations, as well as increased maintenance expenditures and the timing of payment to vendors.

•
The change in insurance and claims accruals decreased $1.3 million primarily due to a reduction in the reserve required for auto liability losses.  This decrease was partially offset by a slight increase in the change in workers compensation reserves and claim payments.

    For the six months ended June 30, 2014, net cash used by investing activities was $13.6 million, compared to $2.0 million of cash used in investing activities during the same period of 2013.  The $11.6 million increase in cash used by investing activities primarily resulted from a $15.3 million increase in purchases of property and equipment.  Through the first six months of 2014, we purchased 156 tractors (excluding 50 tractors purchased under a fair market value lease, which is deemed to be an operating lease, and accordingly this equipment is not recorded on the balance sheet) compared to 201 tractors we took delivery of for the comparable prior year period and had purchased in prior periods.  Additionally, we purchased 150 trailers through the first six months of 2014, compared to 250 trailers for the comparable prior year period.  Proceeds from the sale of equipment increased $3.8 million primarily due to an increase in the number of tractors that were sold.  During the first six months of 2014, we sold 229 tractors and 101 trailers compared to 112 tractors and 239 trailers during the comparable period of 2013.

    Cash used in financing activities was $4.9 million for the first six months of 2014 compared to $17.7 million during the same period in 2013.  We had net borrowings on our Revolver of $6.6 million in 2014 compared to $3.2 million in net repayments in the comparable period of 2013.  Principal payments on capitalized lease obligations decreased $0.8 million during the first six months of 2014 compared to the same period of 2013, primarily due to a balloon payment related to a lease reaching the end of its contractual term.  The increase of approximately $2.1 million in bank drafts payable was primarily due to the timing of payments to vendors.

Debt and Capitalized Lease Obligations

    See notes 7 and 8 of the notes to our condensed consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 for further discussion of the revolving credit agreement and capital lease obligations.

Equity

    At June 30, 2014, we had stockholders’ equity of $98.2 million and total debt including current maturities of $125.1 million, resulting in a total debt, less cash, to total capitalization ratio of 56.0% compared to 58.0% at June 30, 2013.

Purchases and Commitments

    As of June 30, 2014, our forecasted capital expenditures, net of proceeds from the sale or trade of revenue equipment, is $26.2 million for the remainder of 2014, approximately $25.1 million of which relates to revenue equipment, compared to approximately $23.5 million in 2013, approximately $22.1 million of which related to revenue equipment.  We may change the amount of the capital expenditures based on our operating performance or other factors.  Should we decrease our capital expenditures for tractors and trailers, we would expect the age of our equipment to increase.  To the extent further capital expenditures are feasible based on our financial covenants and operating cash requirements, we would use the balance of approximately $1.2 million primarily for property acquisitions, facility construction and improvements and maintenance and office equipment.

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

    In February 2014, the Board of Directors authorized the use of up to $20.0 million in new capital leases under existing facilities through 2014 and we have not utilized any of this authorization as of June 30, 2014.  As of June 30, 2014, for the remainder of 2014, we had approximately $1.2 million in commitments for purchases of non-revenue equipment and commitments for purchases of revenue equipment in the amount of approximately $16.0 million. We anticipate taking delivery of these purchases throughout the remainder of 2014.

    We have entered into three operating leases to finance the acquisition of revenue equipment and one fair market value lease to finance the acquisition of computer hardware.  Accordingly, this equipment and hardware is not recorded on the condensed consolidated balance sheet.  The following table represents our outstanding contractual obligations for rental expense under operating leases at June 30, 2014:

	(in thousands)
	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Other rental obligations	$3,362	$1,293	$1,162	$741	$166
Revenue equipment obligations	13,978	3,303	9,148	1,527	--
Total rental obligations	$17,340	$4,596	$10,310	$2,268	$166

    During the quarter ended June 30, 2014, we incurred net capital expenditures of $12.9 million, of which, $12.6 million were for the purchase of revenue equipment and the remaining $0.3 million was for other expenditures.  During 2014, we received proceeds from the sale of property and equipment of approximately $8.9 million and purchased approximately $22.5 million of property and equipment.

Critical Accounting Policies

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared.  Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results could differ from those estimates, and such differences could be material.  Our critical accounting policies are those that affect, or could affect, our condensed consolidated financial statements materially and involve a significant level of judgment by management.  During the three month period ended June 30, 2014, there were no material changes to our critical accounting policies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

    We have established controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of June 30, 2014, our CEO and CFO have concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specific in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Except as noted below, there have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

    While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2013, and our Form 10-Q for the quarter ended March 31, 2014, in the sections entitled Item 1A. Risk Factors, describe some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

10.1
Cooperation Agreement, dated as of May 22, 2014, by and among of USA Truck, Inc. and the Investors party thereto (incorporated by reference to Exhibit 99.1 to the Company Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2014).

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

USA Truck, Inc.
(Registrant)

Date:	August 12, 2014	By:	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

Date:	August 12, 2014	By:	/s/ Clifton R. Beckham
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

10.1
Cooperation Agreement, dated as of May 22, 2014, by and among of USA Truck, Inc. and the Investors party thereto (incorporated by reference to Exhibit 99.1 to the Company Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2014).

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