Form 10-Q
period 2014-09-30
USA TRUCK INC
filed 2014-11-03
CIK 883945

                               UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                       Form 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of October 17, 2014 is 10,531,594.

	USA TRUCK, INC.
	TABLE OF CONTENTS

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2014 and December 31, 2013 (as revised)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three Months and Nine Months Ended September 30, 2014 and September 30, 2013	4
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) – Nine Months Ended September 30, 2014	5
	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2014 and September 30, 2013	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3.	Quantitative and Qualitative Disclosures about Market Risk	26
4.	Controls and Procedures	26
	PART II – OTHER INFORMATION
1.	Legal Proceedings	27
1A.	Risk Factors	27
2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
3.	Defaults Upon Senior Securities	27
4.	Mine Safety Disclosures	27
5.	Other Information	27
6.	Exhibits	28
	Signatures	29

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
USA TRUCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	September 30,	December 31,
	2014	2013
Assets		(as revised – see note 12)
Current assets:
Cash	$87	$14
Accounts receivable, net of allowance for doubtful accounts of $1,168 and $610, respectively	77,413	68,145
Inventories	1,780	1,425
Deferred income taxes	3,183	2,787
Prepaid expenses and other current assets	16,167	16,064
Total current assets	98,630	88,435
Property and equipment:
Land and structures	31,585	31,502
Revenue equipment	351,991	353,587
Service, office and other equipment	16,191	15,613
Property and equipment, at cost	399,767	400,702
Accumulated depreciation and amortization	(184,168)	(176,506)
Property and equipment, net	215,599	224,196
Note receivable	1,932	1,953
Other assets	364	362
Total assets	$316,525	$314,946
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	29,468	21,019
Insurance and claims accruals	10,180	9,444
Accrued expenses	18,316	8,732
Long-term debt	22,267	20,048
Total current liabilities	80,231	59,243
Deferred gain	592	627
Long-term debt and capital leases	92,144	108,843
Deferred income taxes	32,867	36,647
Insurance and claims accruals	9,647	10,656
Commitments and contingencies
Total liabilities	215,481	216,016
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Preferred Share Purchase Rights, $0.01 par value; 150,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 11,872,032 shares, and 11,881,232 shares, respectively	119	119
Additional paid-in capital	65,729	65,527
Retained earnings	56,899	55,049
Less treasury stock, at cost (1,340,438 shares, and 1,356,400 shares, respectively)	(21,703)	(21,765)
Total stockholders’ equity	101,044	98,930
Total liabilities and stockholders’ equity	$316,525	$314,946

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Operating revenue	153,618	141,822	452,405	413,587

Operating expenses:
Salaries, wages and employee benefits	39,388	34,771	113,930	105,001
Fuel expense	28,449	33,224	92,156	101,837
Depreciation and amortization	10,671	11,633	33,274	33,399
Insurance and claims	6,466	6,807	18,353	19,220
Operations and maintenance	12,863	12,319	37,554	37,476
Purchased transportation	43,755	37,470	129,543	103,677
Operating taxes and licenses	1,414	1,400	4,215	4,104
Communications and utilities	1,026	1,014	3,159	3,084
Other	4,167	3,388	11,588	9,764
Total operating expenses	148,199	142,026	443,772	417,562
Operating income (loss)	5,419	(204)	8,633	(3,975)

Other expenses (income):
Interest expense	816	967	2,271	2,752
Defense costs	65	--	2,593	--
Other, net	4	(611)	52	(711)
Total other expenses, net	885	356	4,916	2,041
Income (loss) before income taxes	4,534	(560)	3,717	(6,016)
Income tax expense (benefit)	1,817	42	1,867	(1,542)

Net income (loss) and Comprehensive income (loss)	$2,717	$(602)	$1,850	$(4,474)

Net income (loss) per share information:
Average shares outstanding (Basic)	10,357	10,322	10,350	10,324
Basic earnings (loss) per share	$0.26	$(0.06)	$0.18	$(0.43)

Average shares outstanding (Diluted)	10,476	10,322	10,482	10,324
Diluted earnings (loss) per share	$0.26	$(0.06)	$0.18	$(0.43)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common
	Stock		Additional Paid-in Capital
		Par		Retained	Treasury
	Shares	Value		Earnings	Stock	Total
Balance at December 31, 2013, as reported	11,881	$119	$65,527	$56,657	$(21,765)	$100,538
Prior period revision of net deferred tax liability	--	--	--	(1,608)	--	(1,608)
Balance at December 31, 2013, as revised (see note 12)	11,881	119	65,527	55,049	(21,765)	98,930
Exercise of stock options	15	--	155	--	--	155
Transfer of stock into (out of) Treasury Stock	--	--	(62)	--	62	--
Stock-based compensation	--	--	246	--	--	246
Restricted stock award grant	20	--	--	--	--	--
Forfeited restricted stock	(34)	--	--	--	--	--
Net share settlement related to restricted stock vesting	(10)	--	(137)	--	--	(137)
Net income	--	--	--	1,850	--	1,850
Balance at September 30, 2014	11,872	$119	$65,729	$56,899	$(21,703)	$101,044

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income (loss)	$1,850	$(4,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,274	33,406
Provision for doubtful accounts	798	(82)
Deferred income taxes, net	(4,176)	(2,071)
Share-based compensation	246	192
Other	(859)	(1,446)
Changes in operating assets and liabilities:
Accounts receivable	(10,066)	(5,006)
Inventories and prepaid expenses	(458)	(260)
Accounts payable and accrued liabilities	16,264	820
Insurance and claims accruals	1,203	5,617
Net cash provided by operating activities	38,076	26,696

Investing activities:
Capital expenditures	(34,577)	(10,095)
Proceeds from sale of property and equipment	12,882	10,508
Change in other assets, net	19	40
Net cash (used in) provided by investing activities	(21,676)	453

Financing activities:
Borrowings under long-term debt	48,938	73,277
Payments on long-term debt	(50,583)	(84,820)
Payments on capitalized lease obligations	(12,840)	(13,749)
Net increase in bank drafts payable	(1,860)	(3,615)
Proceeds from employee stock plans	18	24
Net cash used in financing activities	(16,327)	(28,883)

Increase (Decrease) in cash	73	(1,734)
Cash:
Beginning of period	14	1,742
End of period	$87	$8

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,574	$2,860
Income taxes	407	140
Supplemental disclosure of non-cash investing activities:
Liability incurred for leases on revenue equipment	--	27,602
Purchases of revenue equipment included in accounts payable	3,635	2,610
Purchases of fixed assets included in long-term debt	--	301

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted.  All normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The balance sheet as of December 31, 2013 has been derived from the audited condensed consolidated financial statements at that date, revised for the effect of the prior period revision of our deferred tax liability referred to in footnote 12.  The December 31, 2013 balance sheet does not include all of the information and footnotes required by GAAP for complete financial statements.

The Company has two reportable segments: (i) Trucking, consisting of Truckload and Dedicated Freight and (ii) Strategic Capacity Solutions (“SCS”), consisting of the Company’s freight brokerage and rail intermodal service offerings. Based on several factors, including the relatively small size of the Company’s rail intermodal service offering and the interrelationship of the freight brokerage and rail intermodal operations, the Company aggregates its freight brokerage and rail intermodal service offerings into a single reportable segment.

NOTE 2 – REVENUE RECOGNITION

Revenue generated by the Trucking segment is recognized in full upon completion of delivery of freight to the receiver’s location.  For freight in transit at the end of a reporting period, revenue is recognized pro rata based on relative transit time completed as a portion of the estimated total transit time.  Expenses are recognized as incurred.

Revenue generated by the SCS segment is recognized upon completion of the services provided.  The Company has responsibility for billing and collections, and as such, revenue is reported on a gross basis without deducting purchased transportation costs.

By agreement with our customers, and consistent with industry practice, a graduated fuel surcharge is added to the rates charged to customers as diesel fuel prices increase above an agreed-upon baseline price per gallon.

Management believes these policies most accurately reflect revenue as earned, including purchased transportation costs.

NOTE 3 – SHARE-BASED COMPENSATION

On May 23, 2014, the Company’s stockholders approved the USA Truck, Inc. 2014 Omnibus Incentive Plan (the “Incentive Plan”).  The Incentive Plan replaces the 2004 Equity Incentive Plan and provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants.  As of September 30, 2014, 480,938 shares were available for future options or other equity awards under the Incentive Plan.

On February 25, 2014, the Executive Compensation Committee approved the USA Truck, Inc. 2014 Management Bonus Plan.  Plan participants, consisting of executive and other key management personnel, will be paid a cash percentage and an equity percentage of their base salaries, payable in restricted stock, corresponding with the achievement of certain levels of consolidated 2014 pretax income.

NOTE 4 – SEGMENT REPORTING

The Company’s two reportable segments are Trucking and SCS.

Trucking.  Trucking is comprised of Truckload and Dedicated Freight services.  Truckload provides services as a medium- to long-haul common carrier.  USA Truck has provided Truckload services since its inception, and derives the largest portion of its revenue from these services.  Dedicated Freight provides truckload services to specific customers for shipments over particular routes at particular times utilizing Company revenue equipment.

Strategic Capacity Solutions.  SCS consists of freight brokerage and rail intermodal services.  Both of these service offerings match customer shipments with available equipment of authorized carriers and provide services that complement the Company’s Trucking operations.  USA Truck provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation solutions.

In determining its reportable segments, the Company focuses on financial information, such as operating revenues, operating expense categories, operating ratios, operating income and key operating statistics, which the Company’s management uses to make operating decisions.

Assets are not allocated to SCS, as those operations provide truckload freight services to customers through arrangements with third party carriers who utilize their own equipment.  To the extent rail intermodal operations require the use of Company-owned assets; they are obtained from the Company’s Trucking segment on an as-needed basis.  Depreciation and amortization expense is allocated to SCS based on the assets specifically utilized to generate revenue.  All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties.  All other expenses for SCS are specifically identifiable directed costs or are allocated to SCS based on relevant drivers.

A summary of operating revenue by segment is as follows (in thousands):

	Operating Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenue
Trucking (1)	$108,440	$104,944	$317,664	$311,761
SCS	49,359	38,650	144,507	107,510
Eliminations	(4,181)	(1,772)	(9,766)	(5,684)
Operating revenue	$153,618	$141,822	$452,405	$413,587

(1)
Includes foreign revenue of $14.6 million and $45.0 million for the three and nine months ended September 30, 2014, respectively, and, $15.5 million and $43.9 million for the three and nine months ended September 30, 2013, respectively.

A summary of operating income (loss) by segment is as follows (in thousands):

	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Income (Loss)
Trucking	$83	$(2,968)	$(7,772)	$(10,054)
SCS	5,336	2,764	16,405	6,079
Operating income (loss)	$5,419	$(204)	$8,633	$(3,975)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Depreciation and Amortization
Trucking	$10,625	$11,583	$33,136	$33,208
SCS	46	50	138	191
Total depreciation and amortization	$10,671	$11,633	$33,274	$33,399

NOTE 5 – PROPERTY AND EQUIPMENT

Long-lived assets are reviewed for impairment in accordance with Topic ASC 360, Property, Plant and Equipment.  This authoritative guidance provides that whenever there are certain significant events or changes in circumstances, the value of long-lived assets or groups of assets must be tested to determine if their value can be recovered from their future cash flows.  In the event that undiscounted cash flows expected to be generated by the asset are less than the carrying amount, the asset or group of assets must be evaluated to determine if an impairment of value exists.  Impairment exists if the carrying value of the asset exceeds its fair value.

In light of our operating results in recent years, triggering events and changes in circumstances have occurred, which required us to test our long-lived assets for recoverability as of September 30, 2014.

Recoverability is tested for all of our long-lived assets as a single group at the entity level and the Company examines the forecasted future cash flows generated by revenue equipment, including its eventual disposition, to determine if those cash flows exceed the carrying value of long-lived assets.  As of September 30, 2014, the Company determined that no impairment of value existed.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Salaries, wages and employee benefits	$6,439	$4,747
Federal and state tax accruals	8,091	3,404
Other	3,786	581
Total accrued expenses	$18,316	$8,732

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Revolving credit agreement	$63,500	$64,000

Credit Agreement

In 2012, the Company entered into a $125.0 million Revolver with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank.  The Revolver, which expires in 2017, is collateralized by substantially all of the Company’s assets, and includes letters of credit not to exceed $15.0 million.  In addition, the Revolver has an accordion feature whereby the Company may elect to increase the size of the Revolver by up to $50.0 million, subject to customary conditions and lender participation.  The Revolver is governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the Company’s business assets (excluding tractors and trailers financed through capital leases and real estate).  Proceeds are used to finance working capital, to fund capital expenditures and for general corporate purposes.  The Revolver bears interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case, plus an applicable margin ranging from 2.25% to 2.75% based on average excess availability.  The Revolver contains a minimum excess availability requirement equal to 15.0% of the maximum revolver amount (currently $18.8 million) and an annual capital expenditure limit ($73.5 million in 2014 and with further increases thereafter).

Under the Revolver’s terms, the Company is required to maintain a minimum collateral cushion above the maximum facility size, referred to as “suppressed availability.”  During 2014 (after giving effect to an amendment to the Revolver signed on March 14, 2014, and effective as of December 31, 2013), if a minimum suppressed availability threshold of $30.0 million is not maintained, our borrowing availability will reduce by the amount of the shortfall below $30.0 million.  After 2014, if the minimum suppressed availability threshold is not maintained, the advance rate on eligible revenue equipment will reduce and a permanent amortization of the revenue equipment portion of the Company’s borrowing base at the rate of 1/72nd, or approximately $1.6 million, per month would trigger based on the September 30, 2014, revenue equipment collateral.  At September 30, 2014, the suppressed availability was $42.8 million, which did not reduce the Company’s borrowing availability.  Future fluctuations in the amount and value of equipment serving as collateral under the Revolver will impact borrowing availability.  If suppressed availability falls below $20.0 million, there will be additional restrictions on which items of revenue equipment may be included as eligible revenue equipment.  The Revolver does not contain any financial maintenance covenants, but does contain certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside the ordinary course of business and affiliate transactions.  The Revolver includes usual and customary events of default for a credit facility of this nature.

The Company had no overnight borrowings under the Revolver at September 30, 2014.  The average interest rate including all borrowings made under the Revolver as of September 30, 2014 was 2.5%.  As debt is repriced on a monthly basis, the borrowings under the Revolver approximate fair value.  As September 30, 2014, the Company had outstanding $3.8 million in letters of credit and had approximately $38.9 million available under the Revolver (net of the required minimum availability of approximately $18.8 million).

NOTE 8 – LEASES AND COMMITMENTS

CAPITAL LEASES

USA Truck leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
September 30, 2014	$79,118	$26,742	$52,376
December 31, 2013	84,410	20,942	63,468

The Company has capitalized lease obligations relating to revenue equipment in the amount of $50.9 million, of which $22.3 million represents the current portion.  Such leases have various termination dates extending through August 2018 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from 1.6% to 3.1% as of September 30, 2014.  The lease agreements require payment of property taxes, maintenance and operating expenses.  The Company has entered into various long-term financing agreements of approximately $0.6 million for the purchases of information technology (“IT”) related hardware which bears imputed interest ranging from 3.1% to 4.5%.  Amortization of capital leases was $3.1 million and $9.7 million for the three and nine months ended September 30, 2014, respectively, and $3.5 million and $9.1 million for the three and nine months ended September 30, 2013, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $1.4 million and $3.9 million for the three and nine months ended September 30, 2014, respectively, and $0.5 million and $2.1 million for the three and nine months ended September 30, 2013, respectively.  Rent expense relating to tractors, trailers and other operating equipment is included in operations and maintenance expense, while rent expense relating to office equipment is included in other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2014, the Company has entered into leases with lessors who do not participate in the Revolver.  Currently, such leases do not contain cross-default provisions with the Revolver.

As of September 30, 2014, the future minimum payments under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2014	2015	2016	2017	2018	Thereafter
Future minimum payments	$23,163	$15,930	$11,144	$2,286	$--	$--
Future rentals under operating leases	4,555	3,727	3,596	3,457	773	164

OTHER COMMITMENTS

In February 2014, the Board of Directors authorized the use of up to $20.0 million in new capital leases under existing facilities through 2014 and the Company has not utilized any of this authorization as of September 30, 2014.  For the remainder of 2014 and 2015, the Company had approximately $0.4 million in commitments for purchases of non-revenue equipment and commitments for purchases of revenue equipment in the amount of approximately $23.1 million.  The Company anticipates taking delivery of these purchases throughout the remainder of 2014 and into 2015.

In October 2013, the Executive Compensation Committee of the Board of Directors approved a retention bonus plan (the “Retention Bonus Plan”) and a change in control/severance plan (the “Management Severance Plan”) for certain of the Company’s officers and members of the management team.  The Executive Compensation Committee determined that it was appropriate to adopt a Retention Bonus Plan and the Management Severance Plan as a means of assuring the continued focus of the new and expanded management team that is critical to the successful execution of the Company’s turnaround strategy.

On April 11, 2014, each participant in the Retention Bonus Plan, who was employed on October 30, 2013, received a percentage of their annualized base salary, determined as of the date of adoption of the Retention Bonus Plan.  Mr. John Simone, President and CEO, received a partial payment of his bonus in December 2013.  If a participant in the Retention Bonus Plan voluntarily terminates their employment at any time after receipt of the bonus payment and before the one-year anniversary of the adoption of the Retention Bonus Plan, or October 30, 2014, the plan participant will be required to repay their retention bonus award to the Company.

The Management Severance Plan provides that the plan participants enter into substantially identical Change in Control/Severance Agreements with the Company (each, a “Severance Agreement”) and are entitled to certain severance benefits thereunder if (i) following adoption of the Management Severance Plan, a participant is terminated by the Company without “cause” (as defined in the Severance Agreement) other than in connection with or following a “change in control” (as defined in the Severance Agreement) (the “Severance Benefit”) or (ii) in the event of and for the twelve-month period following a “change in control,” the Company or its successor terminates a participant’s employment without “cause” or the participant is subject to a “constructive termination” (as defined in the Severance Agreement) (the “Change-in-Control Benefit”).  The Management Severance Plan provides that the Severance Benefit and the Change-in-Control Benefit are mutually exclusive and a plan participant would not be entitled to both benefits.

With respect to the Severance Benefit, plan participants will be entitled to receive a monthly severance payment equal to the participant’s base monthly salary at the time of termination without “cause” for a fixed period of time ranging from six months to twelve months.

On September 12, 2013, the Company entered into an agreement with a firm to act as its financial advisor in connection with the Company’s response to the unsolicited proposal made by Knight Transportation, Inc., and certain potential strategic and financial alternatives.  The agreement contained provisions for us to pay a retainer fee and certain other fees that would become payable upon the consummation of certain events as defined in the agreement.  As of September 30, 2014, the Company has fully accrued all such fees.

NOTE 9 – INCOME TAXES

During the three months ended September 30, 2014 and 2013, effective tax rates were 40.1% and (7.6%), respectively.  During the nine months ended September 30, 2014 and 2013, effective tax rates were 50.2% and 25.6%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for the Company’s drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits costs are slightly lower, and effective income tax rates are higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

The Company accounts for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, the Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years.  Periods subject to examination for the Company’s federal returns are the 2011, 2012 and 2013 tax years.  Management believes that the Company’s income tax filing positions and deductions will be sustained on examination and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows.  In conjunction with the above, the Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  No unrecognized tax benefits have been recorded through September 30, 2014.

The Company believes adequate provision has been made for future tax consequences based upon current facts and circumstances and current tax law; however, based on improving results from operations and other factors, the Company expects to fully utilize net operating loss carry forwards from prior years.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$2,717	$(602)	$1,850	$(4,474)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	10,357	10,322	10,350	10,324
Effect of dilutive securities:
Employee stock options and restricted stock	119	--	132	--
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	10,476	10,322	10,482	10,324
Basic earnings (loss) per share	$0.26	$(0.06)	$0.18	$(0.43)
Diluted earnings (loss) per share	$0.26	$(0.06)	$0.18	$(0.43)
Weighted average anti-dilutive employee stock options and restricted stock	2	148	4	173

NOTE 11 – LEGAL PROCEEDINGS

USA Truck is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight.  The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels.  It is the opinion of management that adverse results of one or more of these claims should not have a material adverse effect on the Company’s condensed consolidated financial statements.

NOTE 12 – REVISION OF PRIOR PERIOD RESULTS

During the first quarter of 2014, an error was identified for 2009 related to the calculation of the deferred income tax asset for tax net operating loss carry forwards.  The error resulted in an approximate $1.6 million understatement of the net deferred tax liability and overstatement of retained earnings and stockholders’ equity at December 31, 2009, and all subsequent periods through December 31, 2013.

Management assessed the materiality of this error in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 99 and concluded that the previously issued financial statements were not materially misstated.  In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 108, the immaterial error was corrected by revising the previously issued December 31, 2013 consolidated balance sheet included in this document.  The effect of this revision on the line items within the Company’s condensed consolidated balance sheet is as follows (in thousands):

	December 31, 2013
	As Reported	Revisions	As Revised
Deferred Income Tax Liability	$35,039	$1,608	$36,647
Retained Earnings	56,657	(1,608)	55,049
Total Stockholders’ Equity	100,538	(1,608)	98,930

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s condensed consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in its 2017 fiscal year.

On August 27, 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued.  The guidance will become effective January 1, 2017.  The adoption of ASU 2014-15 is not expected to have an impact on the Company’s condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements relating to future insurance and claims experience, future driver market, future driver pay, future ability to recruit and retain drivers, future acquisitions and dispositions of revenue equipment, future profitability, future pricing rates, future fuel efficiency, future ability to execute the turnaround strategy, future fuel prices, future ability to recover costs through the fuel surcharge program, future employee benefits costs, future purchased transportation expense, future operations and maintenance costs, future legal and defense related costs, future depreciation and amortization expense, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this report.  You are cautioned not to place undue reliance on such forward-looking statements.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in management’s expectations with regard thereto or any change in the events, conditions, or circumstances on which any such information is based.

  All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

  References to the “Company,” “we,” “us,” “our” or words of similar terms refer to USA Truck, Inc. and its subsidiary.

Use of Non-GAAP Financial Information

In addition to GAAP results, this quarterly report on Form 10-Q also includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission.  The Company defines adjusted earnings (loss) per share as earnings (loss) per share, excluding certain adjustments more specifically outlined in the table below.  The Company defines EBITDA as net income, plus interest expense net of interest income, provision for income taxes, depreciation and amortization.  The Company defines Adjusted EBITDA as these items plus the legal and related defense costs incurred in connection with the unsolicited proposal from Knight Transportation to acquire USA Truck and related litigation, pretax.  EBITDA and Adjusted EBITDA are measures used by management to evaluate ongoing operations and as a general indicator of its operating cash flow (in conjunction with a cash flow statement that also includes, among other items, changes in working capital and the effect of non-cash charges), and adjusted earnings (loss) per share is a measure used by management to evaluate operating performance.  Management believes these measurements are useful to investors because they are frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies. Because not all companies use identical calculations, USA Truck’s presentation of adjusted earnings (loss) per share, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.  Adjusted earnings (loss) per share, EBITDA and Adjusted EBITDA are not recognized terms under GAAP, do not purport to be alternatives to, and should be considered in addition to, and not as a substitute for or superior to, net income (loss) as a measure of operating performance or to cash flows from operating activities or any other performance measures derived in accordance with GAAP as a measure of liquidity.  Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use as they do not reflect certain cash requirements, such as interest payments, tax payments and debt service requirements.

Pursuant to the requirements of Regulation G, a reconciliation of EBITDA and Adjusted EBITDA to GAAP net income (loss) and adjusted earnings (loss) per share to GAAP earnings (loss) per share has been provided in the tables below.

RECONCILIATION OF GAAP NET INCOME (LOSS) TO EBITDA
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

GAAP net income (loss)	$2,717	$(602)	$1,850	$(4,474)
Add:
Income tax expense (benefit)	1,817	42	1,867	(1,542)
Interest, net	816	967	2,271	2,752
Depreciation and amortization	10,671	11,633	33,274	33,399

EBITDA	$16,021	$12,040	$39,262	$30,135
Add:
Defense costs, pretax	65	--	2,593	--

Adjusted EBITDA	$16,086	$12,040	$41,855	$30,135

RECONCILIATION OF EARNINGS (LOSS) PER SHARE TO
ADJUSTED EARNINGS (LOSS) PER SHARE
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

GAAP diluted earnings (loss) per share	$0.26	$(0.06)	$0.18	$(0.43)
Adjusted for:
Income tax expense	0.17	(0.00)	0.17	(0.15)
Income before income taxes	0.43	(0.06)	0.35	(0.58)
Defense costs	0.00	(0.00)	0.25	(0.00)
Adjusted income before taxes	0.43	(0.06)	0.60	(0.58)
Provision for income tax expense	0.17	(0.00)	0.27	(0.15)
Adjusted diluted earnings (loss) per share	$0.26	$(0.06)	$0.33	$(0.43)

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader more fully understand the operations and present business environment of USA Truck, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report.  This overview summarizes the MD&A, which includes the following sections:

Our Business – a general description of USA Truck’s business, the organization of its operations and the service offerings that comprise its operations.

Results of Operations – an analysis of the consolidated results of operations for the periods presented in the Company’s, condensed consolidated financial statements and a discussion of seasonality, the potential impact of inflation and fuel availability and cost.

Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, debt, equity and contractual obligations.

Off-Balance Sheet Arrangements – a discussion of significant financial arrangements, if any, that are not reflected on the Company’s balance sheet.

Critical Accounting Policies – a discussion of accounting policies that require critical judgment and estimates.

Our Business

USA Truck operates primarily in the for-hire truckload segment of the trucking industry.  Customers in a variety of industries engage the Company to haul truckload quantities of freight, with the trailer used to haul that freight being assigned exclusively to that customer’s freight until delivery.  The Company has two reportable segments: (i) Trucking, consisting of Truckload and Dedicated Freight and (ii) Strategic Capacity Solutions (“SCS”), consisting of freight brokerage and rail intermodal service offerings.

USA Truck’s base revenue is substantially generated by transporting, or arranging for the transportation of, freight for customers and is predominantly affected by the rates per mile received from customers and other ancillary services.  SCS provides services which complement Trucking services, primarily to existing customers of the Trucking operating segment.

USA Truck generally charges customers for services on a per-mile basis.  Expenses which have a major impact on the Company’s profitability are primarily the variable costs of transporting freight for customers.  Variable costs include fuel expense, insurance and claims and driver-related expenses, such as wages and benefits.

Trucking.  Trucking is comprised of Truckload and Dedicated Freight services.  Truckload provides services as a medium- to long-haul common carrier.  USA Truck has provided Truckload services since its inception, and derives the largest portion of its revenue from these services.  Dedicated Freight provides truckload services to specific customers for shipments over particular routes at particular times utilizing Company revenue equipment.

Strategic Capacity Solutions.  SCS consists of freight brokerage and rail intermodal services.  Both of these service offerings match customer shipments with available equipment of authorized carriers and provide services that complement the Company’s Trucking operations.  USA Truck provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation solutions.

These segments also derive revenue from fuel surcharges and other accessorial services.  Revenue is measured before fuel surcharges, or “base revenue,” because management believes that fuel surcharges tend to be a volatile source of revenue.  Management believes the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period to period.  Nonetheless, freight revenue represents a non-GAAP financial measure.  Accordingly, undue reliance should not be placed on discussion of freight revenue, and discussions of freight revenue should be considered in combination with discussions of total revenue.  The Company’s primary measure of profitability is operating ratio, which is defined as operating expenses, net of fuel surcharge revenue, divided by total revenue, less fuel surcharge revenue, or base revenue.

Results of Operations

The following table sets forth the consolidated statements of operations and comprehensive income (loss) in dollars (amounts in thousands) and percentage of total consolidated GAAP operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended				%	Nine Months Ended				%
	September 30, 2014		September 30, 2013		Change	September 30, 2014		September 30, 2013		Change
	$	%	$	%	(%)	$	%	$	%	(%)

Total base revenue	$125,947	82.0%	$113,856	80.3%		$368,527	81.5%	$330,206	79.8%
Total fuel surcharge	27,671	18.0	27,966	19.7		83,878	18.5	83,381	20.2
GAAP operating revenue	$153,618	100.0%	$141,822	100.0%	8.3%	$452,405	100.0%	$413,587	100.0%	9.4%

Operating expenses:
Salaries, wages and employee benefits	39,388	25.6	34,771	24.5	13.3	113,930	25.2	105,001	25.4	8.5
Fuel expense	28,449	18.5	33,224	23.4	(14.4)	92,156	20.4	101,837	24.6	(9.5)
Depreciation and amortization	10,671	6.9	11,633	8.2	(8.3)	33,274	7.4	33,399	8.1	(0.4)
Insurance and claims	6,466	4.2	6,807	4.8	(5.0)	18,353	4.1	19,220	4.6	(4.5)
Operations and maintenance	12,863	8.4	12,319	8.7	4.4	37,554	8.3	37,476	9.1	0.2
Purchased transportation	43,755	28.5	37,470	26.4	16.8	129,543	28.6	103,677	25.1	24.9
Operating taxes and licenses	1,414	0.9	1,400	1.0	1.0	4,215	0.9	4,104	1.0	2.7
Communications and utilities	1,026	0.7	1,014	0.7	1.2	3,159	0.7	3,084	0.7	2.4
Other	4,167	2.8	3,388	2.4	23.0	11,588	2.5	9,764	2.4	18.7
Total operating expenses	148,199	96.5	142,026	100.1	4.3	443,772	98.1	417,562	101.0	6.3
Operating income (loss)	5,419	3.5	(204)	(0.1)	2,756.4	8,633	1.9	(3,975)	(1.0)	317.2

Other expenses (income):
Interest expense	816	0.5	967	0.7	(15.6)	2,271	0.5	2,752	0.7	(17.5)
Defense costs	65	--	--	--	--	2,593	0.6	--	--	--
Other, net	4	--	(611)	(0.4)	(100.7)	52	--	(711)	(0.2)	(107.3)
Total other expenses, net	885	0.5	356	0.3	148.6	4,916	1.1	2,041	0.5	140.9
Income (loss) before income taxes	4,534	3.0	(560)	(0.4)	(909.6)	3,717	0.8	(6,016)	(1.5)	(161.8)
Income tax expense (benefit)	1,817	(1.2)	42	0.0	4,226.2	1,867	0.4	(1,542)	(0.4)	(221.1)

Net income (loss)	$2,717	1.8%	$(602)	(0.4)%	(551.3)%	$1,850	0.4%	$(4,474)	(1.1)%	(141.4)%

Results of Operations—Consolidated

Total GAAP operating revenue increased 8.3% to $153.6 million for the quarter ended September 30, 2014, from $141.8 million for the same quarter of 2013.  The Company’s SCS business was the significant contributor to the quarter’s results.  Consolidated net income was $2.7 million, or $0.26 per diluted share, for the third quarter of 2014 compared to a net loss of ($0.6) million, or ($0.06) per share, for the same quarter of 2013.

Total GAAP operating revenue increased 9.4% to $452.4 million for the nine months ended September 30, 2014, from $413.6 million for the same period of 2013.  The Company’s SCS segment accounted for almost one-third of the consolidated operating GAAP revenue.  Consolidated net income was $1.9 million, or $0.18 per diluted share, for the nine months ended September 30, 2014, compared to a net loss of ($4.5) million, or ($0.43) per share, for the same period of 2013.

Key Operating Statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
Trucking:
Operating revenue (in thousands)	$108,318	$104,904	$317,230	$311,744
Base revenue (in thousands) (1)	$86,076	$81,761	$249,489	$242,988
Operating income (loss) (in thousands) (2)	$83	$(2,968)	$(7,772)	$(10,054)
Operating ratio (3)	99.9%	103.6%	103.1%	104.1%
Total miles (in thousands) (4)	54,600	55,516	163,009	166,844
Empty mile factor (5)	13.3%	11.4%	12.7%	11.4%
Base revenue per loaded mile	$1.819	$1.663	$1.753	$1.645
Average number of in-service tractors (6)	2,179	2,250	2,205	2,232
Percentage of in-service tractors unseated	5.2%	6.2%	7.1%	5.3%
Average number of seated tractors (7)	2,066	2,111	2,049	2,114
Average miles per seated tractor per week	2,011	2,001	2,040	2,024
Base Trucking revenue per seated tractor per week	$3,170	$2,948	$3,122	$2,947
Average loaded miles per trip	615	602	617	596

Strategic Capacity Solutions (8):
Operating revenue (in thousands)	$49,359	$38,650	$144,507	$107,510
Intercompany revenue (in thousands)	$4,059	$1,732	$9,332	$5,667
Net revenue (in thousands) (9)	$45,300	$36,918	$135,175	$101,843
Base revenue (in thousands) (1)	$39,872	$32,095	$119,037	$87,218
Operating income (in thousands) (2)	$5,336	$2,764	$16,405	$6,079
Gross margin (10)	17.3%	14.0%	17.8%	14.0%

 (1)    Base revenue represents operating revenue excluding fuel surcharge revenue.
 (2)    Operating income or loss is calculated by deducting total operating expenses from operating revenues.
 (3)    Operating ratio is calculated by dividing total operating expenses, net of fuel surcharge reveue, by base revenue.
 (4)    Total miles include both loaded and empty miles.
 (5)    Empty mile factor is calculated by dividing empty miles into total miles.
 (6)    Tractors include Company-operated tractors in service, plus tractors operated by independent contractors.
 (7)    Seated tractors are those occupied by drivers.
 (8)    Includes results of our rail intermodal operating segment.
 (9)    Net revenue represents SCS operating revenue less intercompany revenue.
(10)    Gross margin is calculated by taking operating revenue less purchased transportation expense and dividing that amount by operating revenue. This calculation includes intercompany revenues and expenses.

Results of Operations—Segment Review

Trucking operating revenues

When comparing the three months ended September 30, 2014 to the corresponding period in 2013, Trucking operating revenue increased $3.4 million, or 3.3%.  Trucking base revenue increased $4.3 million, or 5.3% from the three months ended September 30, 2013 to the three months ended September 30, 2014.  These increases were primarily due to a 9.4% increase in average base revenue per loaded mile and a 2.2% increase in average loaded miles per trip.  Pricing strength was somewhat offset by a 3.2% decrease in the average number of in-service tractors and a 2.1% decrease in the average number of seated tractors.

During the nine months ended September 30, 2014, Trucking operating revenue increased 1.8%, to $317.2 million, compared to the same period of 2013.  Trucking base revenue increased $6.5 million, or 2.7%, when compared to the same period in 2013.  These increases were primarily due to a 6.6% increase in our average base revenue per loaded mile and a 3.5% increase in average loaded miles per trip, offset by a 3.1% decrease in the average number of seated tractors and a 1.2% decrease in the average number of in-service tractors.

Trucking operating income (loss)

Trucking operating income increased $3.1 million from the third quarter of 2013 to the third quarter of 2014, which resulted in the Trucking segment operating ratio improving 370 basis points to 99.9% during the three months ended September 30, 2014.  This improvement of operating ratio was primarily driven by the increase in average base revenue per loaded mile noted above, a continued focus on controlling costs, and a 10.5% improvement in the fuel economy (measured by miles per gallon) in the Company tractors due to specific ongoing initiatives targeted at improving the fuel efficiency, as well as, the addition of more fuel efficient tractors in the Company’s fleet.

For the nine months ended September 30, 2014, Trucking operating loss decreased $2.3 million, or 22.7% to $7.8 million due in part to improvement in fuel expense.  These improvements were offset by an 8.1% increase in salaries, wages, and employee benefits costs, driven by increased non-driver labor costs, employee benefits costs and the driver pay increases implemented in July 2014 given the competitive driver market.

SCS operating revenues

In comparing results for the three months ended September 30, 2014 to the same period in 2013, total net revenue from SCS increased 22.7% to $45.3 million from $36.9 million.  Increased revenues were primarily related to a 10.2% increase in load volumes.  For the three months ended September 30, 2014, total revenue per employee increased 14.9% compared to the same period in 2013.

SCS total net revenue increased 32.7% for the nine months ended September 30, 2014, compared to the corresponding period in 2013.  Growth in net revenue resulted primarily from higher load volumes and 14.3% increase in revenue productivity per employee.  For the nine months ended September 30, 2014, total revenue per employee increased 36.4% compared to the same period in 2013.

SCS operating income

SCS operating income nearly doubled in the third quarter of 2014 compared to the same quarter in 2013, increasing 93.1%.  Increased operating income was largely due to increased revenue discussed above, partially offset by a 16.7% increase in purchased transportation expense due to increased transportation costs and increased volumes in our operating segments.  Additionally, gross profit per employee grew 47.4% in the three months ended September 30, 2014, compared to the same period in 2013.

SCS operating income increased 169.9% during the nine months ended September 30, 2014, compared to the same period in 2013, due to improved gross margin, as net revenue increased 32.7%, while operating expenses increased at the slower pace of 24.0%.  For the nine months ended September 30, 2014, total gross profit per employee increased 75.1% compared to the same period in 2013.

Consolidated Operating Expense

Salaries, wages and employee benefits

Salaries, wages and employee benefits expense increased 1.1 percentage points of total GAAP operating revenue and 0.8 percentage points of consolidated base revenue for the three months ended September 30, 2014, compared to the same period in 2013.  These increases were predominantly due to the continuation of increased driver labor costs in a tight market for drivers, as well as associated payroll taxes and increased workers’ compensation and employee medical benefit costs.

For the nine months ended September 30, 2014, salaries, wages and employee benefits expense increased by $8.9 million, or 8.5% compared to the same period in 2013.  When comparing the nine months ended September 30, 2014 to the comparable period year over year, salaries, wages and employee benefits expense decreased 0.2 percentage points of total GAAP operating revenue and 0.9 percentage points of consolidated base revenue primarily due to the 9.4% revenue growth.

Fuel expense

Fuel expense decreased during the quarter, decreasing 4.9 percentage points of total GAAP operating revenue, and 4.0 percentage points of consolidated base revenue for the three months ended September 30, 2014, when compared to the same period in 2013.  The overall positive experience with fuel expense during the quarter reflected primarily increased efficiency, and lower pricing.  Improved fuel efficiency in the Company’s fleet resulted in savings of $3.2 million for the quarter.  Overall fuel pricing reflected approximately 2.0%, or $1.7 million, lower fuel price than reflected in the same quarter of the prior year.

For the nine months ended September 30, 2014 fuel expense decreased 4.2 percentage points of total GAAP operating revenue, and 5.8 percentage points of consolidated base revenue compared to the same period in 2013.  These decreases were due to more favorably priced fuel, reduced idle times, and the addition of more fuel efficient models into the fleet.  Fuel costs will continue to be affected by price fluctuations, the terms and collectability of fuel surcharge revenue and the percentage of total miles driven by independent contractors.

Depreciation and amortization

For the three months ended September 30, 2014, depreciation and amortization expense decreased by $1.0 million, or 8.3%, compared to the same period in 2013.  As a percentage of total GAAP operating revenue, such expenses decreased to 6.9% compared to 8.2%, and as a percentage of consolidated base revenue, such expenses decreased to 8.5%, compared to 10.2% for the same period in 2013.  These decreases primarily reflected a 4.5% reduction in the number of Company tractors.

For the nine months ended September 30, 2014, depreciation and amortization expense decreased $0.1 million, or 0.4%, compared with the same period in 2013.  As a percentage of total GAAP operating revenue, such expenses decreased to 7.4% compared with 8.1%, and as a percentage of consolidated base revenue, such expenses decreased to 9.0%, compared to 10.1% for the same period in 2013.  The slight decrease overall was due to fewer Company tractors during the comparable nine-month period.

Insurance and claims

For the three months ended September 30, 2014, insurance and claims expense decreased $0.3 million, or 5% compared to the same period in 2013.  As a percentage of total GAAP operating revenue, insurance and claims expense decreased to 4.2%, compared to 4.8% for the same period in 2013.  These decreases were primarily due to improved experience for auto liability losses reflecting improvement in both new and existing claims.

For the nine months ended September 30, 2014, insurance and claims expense decreased $0.9 million to $18.4 million compared to $19.2 million during the same period in 2013.  As a percentage of total GAAP operating revenue, insurance and claims expense decreased 4.1%, compared to 4.6% for the same period in 2013.  These decreases were primarily due to improved experience for auto liability losses for both new and existing claims and the continued improvement of the Company’s Department of Transportation recordable accident frequency rate.

Operations and maintenance

Operations and maintenance expense increased $0.5 million during the three months ended September 30, 2014, compared to same period in 2013.  As a percentage of total GAAP operating revenue, operations and maintenance expense decreased slightly, from 8.7% in the third quarter of 2013, to 8.4% in the third quarter of 2014.  As a percentage of consolidated base revenue, this expense decreased 0.6 percentage points, from 10.8% in the third quarter 2013 to 10.2% in the third quarter of 2014.  Increases were primarily due to the Company’s strict adherence to its overall maintenance strategy which requires more frequent preventive maintenance.

For the nine months ended September 30, 2014, operations and maintenance expense was flat compared to the same period in 2013.  While fluctuations in repair costs are anticipated moving forward, management believes maintenance costs may trend downward overall as ongoing maintenance strategies, which focus on increased routine maintenance in an effort to avoid more extensive repairs, are producing expected results for the Company and will likely continue to be a factor as our fleet is updated with newer tractors and trailers.

Purchased transportation

Purchased transportation expense increased 2.1 and 1.7 percentage points of total GAAP operating revenue and of base revenue, respectively, for the three months ended September 30, 2014 compared to the same period in 2013.  These increases were primarily the result of the 22.7% total gross revenue growth in SCS and the 19.4% increase in the size of the Company’s owner-operator fleet.

For the nine months ended September 30, 2014, purchased transportation expense increased $25.9 million, or 24.9% compared to the same period in 2013.  This year-over-year dollar increase was primarily due to the higher SCS volumes and increases in the size of the owner-operator fleet.  As a percentage of total GAAP operating revenue, purchased transportation increased 3.5 percentage points year-over-year, primarily due to the 32.7% revenue growth in our SCS segment.

Other expenses

Other expenses, while increasing slightly for the three months ended September 30, 2014, remained flat for the nine months ended September 30, 2014, each when compared to the same periods in the prior year.  This quarter’s increase primarily reflects an upward adjustment in the Company’s bad debt reserve associated with a few specific customer accounts, and increased expenses related to driver retention and recruiting.

Interest expense

Interest expense decreased 15.7% and 17.5% for the three and nine months ended September 30, 2014, respectively, compared to the prior year periods primarily due to net repayments on the Company’s revolving line of credit and capital leases.  During the twelve months ended September 30, 2014, the Company reduced its debt outstanding by $26.5 million.

Defense costs

For the three and nine months ended September 30, 2014, approximately $0.1 million and $2.6 million was recorded, respectively, in legal and defense costs, or $0.25 per diluted share for the nine months ended September 30, 2014.  These costs were incurred primarily in connection with Knight Transportation’s unsolicited proposal to acquire USA Truck, the related litigation and the February 2014 Settlement Agreement.  These unusual non-operating costs have been recorded in “Other expenses (income)” in the accompanying condensed consolidated statement of operations and comprehensive income (loss).  Material additional costs related to the above matters are not anticipated during the remainder of 2014.

Income tax expense

The effective tax rate was 40.1% and 50.2% for the three and nine months ended September 30, 2014, respectively.  The effective tax rate for the three and nine months ended September 30, 2013 was (7.6%) and 25.6% respectively.  Income tax expense varies from the amount computed by applying the federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Due to the partially nondeductible effect of per diem payments, the tax rate may vary in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

Liquidity and Capital Resources

The trucking industry is capital intensive.  Recently, the Company has financed its capital requirements with borrowings under the Revolver, cash flows from operations, operating leases, capital leases and proceeds from the sale of used revenue equipment.  Primary sources of liquidity at September 30, 2014, were funds provided by operations, borrowings under the Revolver, capital leases and operating leases.  Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs and the Company does not expect to experience any material liquidity constraints in the foreseeable future.

Debt decreased during the third quarter by $10.7 million sequentially to $114.4 million.  Net of cash, debt represented 53.1% of total capitalization.  Year to date, the Company’s debt is down $14.5 million.  The Company had approximately $38.9 million available under the Revolver (net of the required minimum availability of approximately $18.8 million) as of September 30, 2014.  Fluctuations in the outstanding balance and related availability under the Revolver are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Including equipment expected to be financed with operating leases, the Company expects capital expenditures for tractors and trailers to increase from the level experienced in 2013 as replacement and upgrade of the fleet continues.  The Company may change the amount of the capital expenditures based on operating performance.  Should capital expenditures be decreased for tractors and trailers, the Company would expect the age of the fleet to increase.

Cash Flows

	(in thousands)
	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$38,076	$26,696
Net cash (used in) provided by investing activities	(21,676)	453
Net cash used in financing activities	(16,327)	(28,883)

Cash generated from operations increased $11.4 million in the first nine months of 2014 as compared to the same period in 2013.  This was primarily a result of generating higher operating income during the nine months ended September 30, 2014, compared to the corresponding period in 2013.  This increase was largely due to improved working capital management during the first nine months of 2014.  This has been offset by an increase in cash used of $5.0 million relating to higher receivable balances generated from the 32.7% increase in SCS receivables.

For the nine months ended September 30, 2014, net cash used in investing activities was $21.7 million, compared to $0.5 million of cash provided by investing activities during the same period in 2013.  The $22.1 million increase in cash used by investing activities primarily reflected from a $24.5 million increase in capital expenditures, offset by $2.4 million in proceeds from the sale of equipment.

Cash used in financing activities was $16.3 million for the first nine months of 2014 compared to $28.9 million during the same period in 2013.  During the nine months ended September 30, 2014, the Company made net repayments of long-term debt, financing notes and capital leases of $14.5 million.

Debt and Capitalized Lease Obligations

See notes 7 and 8 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 for further discussion of the revolving credit agreement and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment, and certain facilities.  At September 30, 2014, the Company financed 149 tractors and certain information technology hardware under operating leases.  Vehicles and hardware held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments, with regard to such vehicles, are reflected in the condensed consolidated statements of operations and comprehensive income (loss).  Remaining payments under operating leases as of September 30, 2014 was approximately $16.3 million.  Other than the aforementioned operating leases, no other off-balance sheet arrangements have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses increase due primarily to decreased fuel efficiency and increased maintenance costs.  Future revenue could be impacted if customers, particularly those with manufacturing operations, reduce shipments due to temporary plant closings.  Historically, many customers have closed their plants for maintenance or other reasons during January and July.  Typically, the Company’s performance is seasonally strongest during the second quarter followed by the third, fourth and first quarter.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts.  The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for USA Truck than for its competitors.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel.  In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally trended upwards in recent years.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the United States Department of Energy (“DOE”) for the week prior to the shipment, meaning the Company typically bill customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, the opposite is true.  Overall, the market fuel prices per gallon were approximately 2.0% lower during third quarter of 2014 than they were in the same period in 2013, as reported by the DOE.

As of September 30, 2014, the Company did not have any long-term fuel purchase contracts, and has not entered into any hedging arrangements.

Equity

As of September 30, 2014, USA Truck had stockholders’ equity of $101.0 million and total debt including current maturities of $114.4 million, resulting in a total debt, less cash, to total capitalization ratio of 53.1% compared to 56.2% as of December 31, 2013.

Purchases and Commitments

The Company routinely monitors equipment acquisition needs and adjusts purchase schedules from time to time based on analysis of factors such as new equipment prices, the condition of the used equipment market, demand for freight services, prevailing interest rates, technological improvements, fuel efficiency, equipment durability, equipment specifications, operating performance and the availability of qualified drivers.

In February 2014, the Board of Directors authorized the use of up to $20.0 million in new capital leases under existing facilities through 2014.  As of September 30, 2014, none of this authorization has been utilized.  As of September 30, 2014, for the remainder of 2014, the Company had approximately $0.4 million in commitments for the acquisition of non-revenue equipment and commitments for the acquisition of revenue equipment in the amount of approximately $23.1 million.  It is anticipated that the Company will be taking delivery of these acquisitions throughout the remainder of 2014 and 2015.

In the current year, three operating leases have been entered into to finance the acquisition of tractors and trailers equipment and one fair market value lease to finance the acquisition of computer hardware.  Accordingly, this equipment and hardware is not recorded on the condensed consolidated balance sheet.  The following table represents outstanding contractual obligations for rental expense under operating leases at September 30, 2014 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$2,156	$997	$987	$8	$164
Computer hardware rented	901	255	646	--	--
Equipment obligations	13,215	3,303	9,147	765	--
Total rental obligations	$16,272	$4,555	$10,780	$773	$164

During the quarter ended September 30, 2014, net capital expenditures of $6.0 million were incurred, of which, $5.7 million was for the purchase of revenue equipment and the remaining $0.3 million was for other expenditures.  During the nine months ended September 30, 2014, the Company received proceeds from the sale of property and equipment of approximately $12.9 million and purchased approximately $38.2 million of property and equipment.

Critical Accounting Policies

During the three month period ended September 30, 2014, there were no material changes to the Company’s critical accounting policies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The Company has established controls and procedures to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors.  Management, with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of September 30, 2014, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed is in the reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specific in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Management has confidence in the Company’s internal controls and procedures.  Nevertheless, management, including the CEO and CFO, does not expect that the disclosure procedures and controls or the internal controls will prevent all errors or intentional fraud.  An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight.  The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels.  Though management believes these claims to be immaterial to the Company’s long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the financial position or results of operations in any given reporting period.

ITEM 1A.   RISK FACTORS

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present.  The Company’s Form 10-K for the year ended December 31, 2013, and its Forms 10-Q for the quarters ended March 31, 2014 and June 30, 2014, in the sections entitled Item 1A. Risk Factors, describe some of the risks and uncertainties associated with the business.  These risks and uncertainties have the potential to materially affect business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

4.3		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
10.1	#	Separation Agreement, dated as of August 6, 2014, by and between of USA Truck, Inc. and Clifton R. Beckham.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	±	XBRL Instance Document.
101.SCH	±	XBRL Taxonomy Extension Schema Document.
101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
#		Filed herewith.
±		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	November 3, 2014	By:	/s/ John M. Simone
(Signature) John M. Simone
President and Chief Executive Officer

Date:	November 3, 2014	By:	/s/ Michael K. Borrows
(Signature) Michael K. Borrows
Executive Vice President and Chief Financial Officer