Form 10-K
period 2014-12-31
USA TRUCK INC
filed 2015-03-06
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers, directors, and affiliated holders of more than 10% of the Registrant’s outstanding common stock are “affiliates” of the Registrant) as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $134,172,879 (based on the closing sale price of the Registrant’s common stock on that date as reported by Nasdaq).

As of February 20, 2015, 10,532,633 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

USA TRUCK, INC.

This Annual Report on Form 10-K for the year ended December 31, 2014 (this “Form 10-K”) contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenue, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Form 10-K, statements relating to future insurance and claims experience, future driver market, future driver compensation, future acquisitions and dispositions of revenue equipment, future prices of revenue equipment, future profitability, future fuel prices, hedging arrangements, and efficiency, our ability to recover costs through our fuel surcharge program, future purchased transportation expense, future operations and maintenance costs, future depreciation and amortization, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A., Risk Factors.” Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (the “SEC”).

All such forward-looking statements speak only as of the date of this Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such information is based.

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

References to the “Company,” “we,” “us,” “our,” and words of similar import refer to USA Truck, Inc., and its subsidiary.

PART I

Item 1.	BUSINESS

General

USA Truck is one of the nation’s twenty-five largest truckload carriers based on 2013 operating revenue according to Transport Topics. In 2014, the Company generated approximately $602.5 million in operating revenue and approximately $17.2 million in operating income. As of December 31, 2014, the Company’s fleet included 1,987 tractors (including tractors owned by independent contractors).

The Company transports commodities throughout the continental United States and into and out of portions of Canada. USA Truck also transports general commodities into and out of Mexico by allowing through-trailer service from its terminal in Laredo, Texas. In addition to truckload services, the Company provides freight brokerage and rail intermodal services through its Strategic Capacity Solutions (“SCS”) segment. USA Truck is headquartered in Van Buren, Arkansas, with terminals, offices, and staging facilities located throughout the United States.

The Company has two reportable segments: (i) trucking, consisting of the Company’s truckload and dedicated freight service offerings and (ii) SCS, consisting of the Company’s freight brokerage and rail intermodal service offerings. Based on several factors, including the relatively small size of the Company’s rail intermodal service offering and the interrelationship of the freight brokerage and rail intermodal operations, the Company aggregates its freight brokerage and rail intermodal service offerings into a single reportable segment. Financial information regarding these segments is provided in the notes to the consolidated financial statements in Item 8 of Part II of this Form 10-K.

Truckload freight services utilize company-owned equipment or equipment owned by independent contractors for the pick-up and delivery of freight. Truckload services transport freight over irregular routes as a medium-to long-haul common carrier. Dedicated freight services provide similar transportation services, but do so pursuant to agreements whereby the Company makes equipment available to a specific customer for shipments over particular routes at specified times.

SCS is intended to provide services which complement USA Truck’s trucking services, primarily to existing customers of its trucking segment. A majority of customers using the Company’s SCS services are also customers of its trucking segment. SCS represented approximately 30%, 25%, and 26% of USA Truck’s consolidated operating revenue in 2014, 2013, and 2012, respectively.

Turnaround Plan

USA Truck’s top priorities are improving its operating performance and increasing stockholder value. The Company’s turnaround plan has three main components: profitable revenue growth, operational execution, and cost effectiveness. Progress in executing the Company’s turnaround plan has contributed to a 450 basis point increase in operating margin versus 2013, positive cash flow, and our most profitable year since 2006. Looking ahead, our goal is to create sustained profitability and additional stockholder value.

Profitable Revenue Growth: SCS operating revenue grew approximately 31% in 2014, which has assisted the Company in diversifying its product offerings to its customers. In addition, the Company continues to refine its freight network toward a more efficient mix of lanes and markets in its truckload business, particularly focusing on better utilization of company tractors with an emphasis on key metrics, such as miles per seated truck per week and base trucking revenue per seated truck per week. Base trucking revenue per seated truck per week improved approximately 7% during 2014, compared to 2013. Additionally, USA Truck has supplemented those elements with a more robust and defined strategy to market its broad offerings of services to existing customers and to accelerate the growth and development of its dedicated freight service offering, which grew approximately 35% during 2014. The Company expects to continue the growth in its dedicated freight services offering in 2015.

Operational Execution and Cost Effectiveness. During 2014, the Company focused on improved customer service and cost reduction initiatives for fuel, maintenance, interest and debt costs, as well as other areas requiring cost containment. The Company’s focus produced the following results for the year ended December 31, 2014, as compared to the year ended December 31, 2013: fuel efficiency improved approximately 5%, interest expense improved approximately 18%, and debt was reduced by approximately 9%. Going forward, the Company intends to focus on operational execution initiatives that it believes will improve safety performance, asset productivity, driver retention, fuel economy, maintenance operations and customer service.

Operations

The Company focuses significant marketing efforts on customers with premium service requirements and who have consistent shipping needs within USA Truck’s primary operating areas which are primarily in the eastern half of the United States. One or more offerings are marketed to customers, with over 90% of the Company’s top 100 customers utilizing more than one service in 2014. This permits the strategic positioning of available equipment and allows the Company to provide its customers with a full array of transportation solutions. In addition, USA Truck team members have cultivated a thorough understanding of the needs of shippers in key industries. The Company believes this helps it develop long-term, service-oriented relationships and allows the Company to provide its customers a full array of transportation solutions.

USA Truck has a diversified freight base, while depending upon a relatively small number of customers for a large portion of its business volume. During 2014, the Company’s largest 5, 10, 25 and 50 customers comprised approximately 21%, 35%, 56% and 71% of its revenues, respectively. No single customer generated more than 10% of the Company’s revenues in 2014. USA Truck’s 2014 revenues reflected industry groups as follows: 21% food and beverage, 18% retailers, 15% packaging, 13% industrials, 9% automotive, 6% health, beauty, cosmetics, 5% appliances, and 13% all other. The Company provided service to 986 customers in 2014 across all USA Truck service offerings, 292 of which used the Company’s services for the first time in 2014.

While the Company prefers direct relationship with customers, obtaining shipments through other providers of transportation or logistics services is a significant opportunity. Securing freight through a third party enables USA Truck to provide services for high-volume shippers to which it might not otherwise have access because many of these shippers require their carriers to conduct business with their designated third party logistics provider.

Customers are billed at or shortly after delivery and, during 2014, receivables collection averaged approximately 44 days from the billing date, compared to an average of approximately 40 days and 38 days during 2013 and 2012, respectively. The increase in days to collection has resulted from significant growth in the Company’s SCS segment during the preceding two years. The Company has implemented various initiatives in an attempt to decrease the days to collection and expects to see improvement during 2015.

The Company primarily operates in the United States and also has operations in Mexico and Canada. Most of the Company’s operating revenue is generated from within the United States. In 2014, approximately 10% of the Company’s operating revenue was generated in Mexico and Canada, with a growing portion of its revenue from operations in Mexico. In 2013, the Company generated approximately 10% of its operating revenues in Mexico and Canada, and in 2012, less than 10% of the Company’s operating revenue was generated in these countries. All company tractors are domiciled in the United States. The Company does not separately track domestic and foreign long-lived assets. Providing such information would not be meaningful to the business. Substantially all of the Company’s long-lived assets are, and have been for the last three fiscal years, located within the United States.

The Company’s trucking segment is supported primarily by driver managers, load planners and customer service representatives. These teams monitor the location of equipment and direct its movement in a safe, efficient and practicable manner. Each driver manager supervises assigned drivers and is the primary contact with the drivers. Load planners assign all available units and loads in a manner designed to maximize profit and minimizes costs. Customer service representatives work to fulfill shipper’s needs, solicit freight, and ensure on-time delivery by monitoring loads. The Company makes trucks available for dispatch, selecting profitable freight with a network and yield management focus, and efficiently matches that freight to available truck capacity, all of which the Company strives to achieve without sacrificing customer service, equipment utilization, driver retention or safety.

The SCS segment has a network of eleven branch offices, with the newest office opened in 2014, located throughout the continental United States. The business model is built around the capabilities of Company employees to make available consistent service to customers. The specific locations of branch offices are selected for the availability of talent in those markets. SCS employed approximately 100 people as of December 31, 2014. Most of the SCS team interacts directly with customers, matching customers’ freight needs with available third party capacity in the marketplace. SCS also has staff that screen and select third party carriers that are used to transport the freight.

Revenue Equipment

The Company’s equipment purchase and replacement decisions are based on a number of factors, including new equipment prices, the used equipment market, demand for freight services, prevailing interest rates, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications and driver comfort. Therefore, depending on the circumstances, the Company may accelerate or delay the acquisition and disposition of its tractors or trailers from time to time. Generally, USA Truck’s primary business strategy of fully leveraging the significant capital investment in the current fleet of tractors and trailers requires the Company to strive to maximize the profitability of its existing assets before considering a material increase in the fleet size.

The following table provides the number of units, both company-owned and independent contractors, and the average age of revenue equipment owned or operated under capital leases, excluding assets held for sale, for the periods presented below.

	Year Ended December 31,
	2014	2013	2012
Tractors:
Acquired	350	350	325
Disposed	402	430	383
Assets held for sale	127	—	—
End of period total	1,987	2,166	2,246
Average age at end of period (in months)	32	33	32
Trailers:
Acquired	550	400	300
Disposed	375	437	527
Assets held for sale	13	—	—
End of period total	6,216	6,054	6,091
Average age at end of period (in months)	85	84	77

To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company purchases tractors and trailers manufactured to its specifications. The Company has a comprehensive preventive maintenance program designed to minimize equipment downtime and enhance sale or trade-in values.

The Company finances the purchase of revenue equipment through its revolving credit agreement, capital lease arrangements, fair market value lease agreements, proceeds from sales or trades of used equipment and cash flows from operations. Substantially all of the Company’s tractors and trailers are pledged to secure its obligations under financing arrangements.

During 2014, all company and independent contractor tractors were equipped with PeopleNet in-cab technology, enabling two-way communications between the Company and its drivers, through both standardized and freeform messaging, including electronic logging. This enables USA Truck to dispatch drivers efficiently in response to customers’ requests, to provide real-time information to customers about the status of their shipments and to provide documentation supporting various accessorial charges. Accessorial costs are charges to customers for additional services such as loading, unloading or equipment delays. In addition, the Company utilizes satellite-based equipment tracking devices and cargo sensors on virtually all of its trailers. These tracking devices provide the Company with visibility on the locations and load status of its trailers.

Beginning January 1, 2010, new federal emissions requirements became effective for all heavy-duty engines. These new requirements reduce the levels of specified emissions from heavy-duty engines manufactured in or after 2010, and resulted in cost increases when acquiring tractors equipped with these engines. In order to comply with the standards, new emissions control technologies, such as selective catalytic reduction (“SCR”) strategies and advanced exhaust gas recirculation (“EGR”) systems, are being utilized. The Company also continues to update its fleet with more fuel efficient, EPA emission-compliant post-2014 model engines. As of December 31, 2014, the Company had 1,601 tractors, or 81% of its fleet, with the 2010 emission engines including 1,531 tractors with SCR technology and 70 tractors with advanced EGR technology.

Safety and Risk Management

The Company emphasizes safe work habits as a core value throughout the entire organization, and provides proactive training and education relating to safety concepts, processes and procedures. The Company conducts pre-employment, random, reasonable suspicion and post-accident alcohol and substance abuse testing in accordance with the Department of Transportation (“DOT”) regulations and the Company’s own policies.

Safety training for new drivers begins in orientation, when newly hired team members are taught safe driving and work techniques that emphasize the Company’s commitment to safety. Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to new drivers. New drivers who graduate from the program must also successfully complete post-training classroom and road testing before being assigned to their own tractor. Additionally, all company drivers participate in on-going training that focuses on collision and injury prevention, among other safety concepts.

The primary risks for which the Company is insured are cargo loss and damage, personal injury, property damage, workers’ compensation and employee medical claims. USA Truck also self-insures for a portion of claims exposure in each of these areas. The Company’s self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered team members. The Company maintains insurance above the amounts for which it self-insures, to certain limits, with licensed insurance carriers. The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements. The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters.

Although the Company believes the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed the Company’s aggregate coverage limits. An unexpected loss or changing conditions in the insurance market could adversely affect premium levels. As a result, the Company’s insurance and claims expense could increase, or USA Truck could raise its self-insured retention or decrease the Company’s aggregate coverage limits when its policies are renewed or replaced. If these costs increase, if reserves are increased, if claims in excess of coverage limits are experienced, or if a claim is experienced where coverage is not provided, the Company’s results of operations and financial condition in any one quarter or annual period could be materially and adversely affected.

Employee Associates and Independent Contractors

As of December 31, 2014, the Company had approximately 2,800 employees, of which about 75% were company drivers. No team members are subject to union contracts or part of a collective bargaining unit. The Company considers team member relations to be good.

Recruitment, training, and retention of a professional driver workforce, one of the Company’s most valuable assets, are essential to the Company’s continued growth and meeting the service requirements of its customers. USA Truck hires qualified professional drivers who hold a valid commercial driver’s license, satisfy applicable federal and state safety performance and measurement requirements, and meet USA Truck’s hiring parameters. These guidelines relate primarily to safety history, road test evaluations, and various evaluations, which include physical examinations and mandatory drug and alcohol testing. In order to attract and retain safe drivers who are committed to customer service and safety, the Company focuses its operations for drivers around a collaborative and supportive team environment. The Company provides comfortable, late model equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver safety, retention, and long-term employment. The Company values its relationship with its drivers and structures its driver retention model with a focus on a long-term career with USA Truck. Drivers are compensated on a per mile basis, based on the length of haul and a predetermined number of miles. Drivers are also compensated for additional services provided to customers. Drivers and other employees are encouraged to participate in the Company’s 401(k) program, and company-sponsored health, life, and dental plans. The Company believes these factors help in attracting, recruiting, and retaining professional drivers in a competitive driver market.

In addition to company drivers, USA Truck enters into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. The Company intends to continue to grow the use of independent contractors. As of December 31, 2014, the Company had contracts with about 200 independent contractors, representing a 45.5% increase compared to the prior year end.

Competition

The trucking industry includes both private fleets and for-hire carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods. For-hire carriers include both truckload and less-than-truckload operations. The for-hire segment is highly competitive and includes thousands of carriers, none of which dominates the market. This segment is characterized by many small carriers having revenues of less than $1 million per year and as few as one truck and relatively few carriers with revenues exceeding $100 million per year. According to Transport Topics, USA Truck was the 23rd largest for-hire carrier based on operating revenue for 2013 in the Truckload / Dedicated sector.

USA Truck competes primarily with other truckload carriers, private fleets and, to a lesser extent, railroads and less-than-truckload carriers. A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than USA Truck. The principal competitive factors in the truckload segment of the industry are service and price, with rate discounting becoming particularly important during economic downturns. USA Truck’s focus is to differentiate itself primarily on the basis of service rather than rates. Although an increase in the size of the market would benefit all truckload carriers, management believes that successful carriers are likely to grow by offering additional services to their customers based on customer needs and acquiring a greater market share.

Regulation

The Company’s operations are regulated and licensed by various United States federal and state, Canadian provincial, and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. The Company operates in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Comunicaciones y Transportes. To the extent that the Company conducts operations outside the United States, it is subject to the Foreign Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

The DOT, through the Federal Motor Carrier Safety Administration (the “FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the “2011 Rule”). The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours. The 2011 Rule provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m. (together, the “2011 Restart Restrictions”). These rule changes became effective on July 1, 2013.

On December 13, 2014, Congress passed the 2015 Omnibus Appropriations bill, which was signed into law December 16, 2014. Among other things, the legislation provides relief from the 2011 Restart Restrictions, which essentially reverts back to the more straight forward 34-hour restart that was in effect before the 2011 Rule became effective.

The FMCSA is considering revisions to the existing safety rating system and the safety labels assigned to motor carriers evaluated by the DOT. The Company currently has a satisfactory DOT safety rating, which is the highest available rating under the current safety rating scale. If USA Truck were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect the Company’s business as some of its existing customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict the Company’s operations. Under the revised rating system being considered by the FMCSA, USA Truck’s safety rating could be evaluated more regularly, and its safety rating would reflect a more in-depth assessment of safety-based violations.

The FMCSA has adopted the Compliance Safety Accountability program (“CSA”) as its safety enforcement and compliance model that evaluates and ranks both fleets and individual drivers on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers and is detailed in the Federal Motor Carrier Safety Administration’s Carrier Safety Measurement System Methodology. As a result, certain current and potential drivers may no longer be eligible to drive for the Company, the Company’s fleet could be ranked poorly as compared to the Company’s peer firms, and its safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, or could cause USA Truck’s customers to direct their business away from the Company and to carriers with higher fleet safety rankings, either of which would adversely affect its results of operations and productivity. Additionally, the Company may incur greater than expected expenses in its attempts to improve its scores as a result of those scores.

Currently, the Company is exceeding the established intervention thresholds in more than one of the seven safety-related Behavioral Analysis and Safety Improvement Categories (“BASIC”) categories of CSA, in comparison to its peer group; however, the Company continues to maintain a satisfactory rating with the DOT. Exceeding the established intervention thresholds in additional BASIC categories may result in another compliance review or the prioritization of roadside inspections, either of which may adversely affect the Company’s results of operations. To promote improvement in all CSA BASIC categories, including those both over and under the established scoring threshold, the Company continually reviews all safety-related policies, programs and procedures for their effectiveness and revises them to establish positive improvement.

In 2011, the FMCSA issued new rules that would require nearly all carriers, including USA Truck, to install and use electronic on-board recording devices (“EOBRs,” now referred to as electronic logging devices, or “ELDs”) in their tractors to electronically monitor truck miles and enforce hours-of-service. These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011. Congress passed a federal transportation bill in July 2012 that requires promulgation of rules mandating the use of ELDs by July 2013 with full adoption for all trucking companies no later than July 2015. The Company has proactively installed ELDs on 100% of its tractor fleet – both company-owned tractors and tractors owned by independent contractors.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (the “TSA”) has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require USA Truck to increase driver compensation, limit fleet growth, or allow trucks to sit idle. These regulations also could complicate the successful pairing of available equipment with hazardous material shipments, thereby increasing the Company’s response time and deadhead miles on customer shipments. Consequently, it is possible that the Company may fail to meet the needs of its customers or may incur increased expenses.

The Company is subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Its truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. The Company’s operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of the Company’s facilities have waste oil or fuel storage tanks and fueling islands. A small percentage of the Company’s freight consists of low-grade hazardous substances, which subjects it to a wide array of regulations. Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on USA Truck. Federal and state lawmakers are considering a variety of climate-change proposals that could increase the cost of new tractors, impair productivity, and increase operating expenses. Although the Company has instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if it is involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances it transports, if soil or groundwater contamination is found at its facilities or results from its operations, or if it is found to be in violation of applicable laws or regulations, the Company could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on its business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration (“NHTSA”) and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium-and heavy-duty vehicles and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards by March 31, 2016. The Company believes these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit its tractors with technology to achieve compliance with such standards, which could adversely affect its operating results and profitability, particularly if such costs are not offset by potential fuel savings. The Company cannot predict, however, the extent to which its operations and productivity will be impacted.

The California Air Resource Board (“CARB”) also has adopted emission control regulations which will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these regulations must be either EPA Smart Way certified or equipped with low-rolling, resistance tires and retrofitted with Smart Way-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in 2010 and will be phased in over several years for older equipment. The Company currently purchases Smart Way certified equipment in its new tractor and trailer acquisitions. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations may increase the cost of new tractors and trailers, may require USA Truck to retrofit its equipment, and could impair equipment productivity and increase the Company’s operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual value of these vehicles, could materially increase USA Truck’s operating expenses or otherwise adversely affect its business or operations.

Since October 2013, any entity acting as a broker or a freight forwarder is required to obtain authority from the FMCSA, and is subject to a minimum $75,000 financial security requirement, increased from the previous requirement of $10,000. The Company is licensed by the FMCSA as a property broker and is in compliance with the financial security requirement. This new requirement may limit entry of new brokers into the market or cause current brokers to exit the market. Such persons may seek agent relationships with companies such as USA Truck to avoid this increased cost. If they do not seek out agent relationships, the number of brokers in the industry could decrease.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

For further discussion regarding such environmental laws and regulations, refer to the “Risk Factors” section under Item 1A of Part 1 of this Form 10-K.

Seasonality

In the trucking industry, revenue typically follows a seasonal pattern for various commodities and customer businesses. Peak freight demand has historically occurred in the months of September, October and November. After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels. Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. The Company attempts to minimize the impact of seasonality through its diverse customer solutions offerings by seeking additional freight from certain customers during traditionally slower shipping periods and focusing on transporting consumer nondurable products. Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.

Available Information

USA Truck was incorporated in Delaware in September 1986 as a wholly owned subsidiary of ABF Freight System, Inc., and was purchased by management in December 1988. The initial public offering of the Company’s common stock was completed in March 1992.

The Company’s principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and our telephone number is (479) 471-2500.

The Company maintains a website where additional information regarding USA Truck’s business and operations may be found. The website address is www.usa-truck.com. The website provides certain investor information available free of charge, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, stock ownership reports filed under Section 16 of the Exchange Act, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The website also includes Interactive Data Files required to be posted pursuant to Rule 405 of SEC Regulation S-T. Information provided on the Company website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

Additionally, you may read all of the materials that we file with the SEC by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. If you would like information about the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. You may also visit the SEC’s website at www.sec.gov. This site contains reports, proxy and information statements and other information regarding USA Truck and other companies that file electronically with the SEC.

Item 1A.	RISK FACTORS

The following risks and uncertainties may cause our actual results, business, financial condition and cash flows to differ from those anticipated in the forward-looking statements included in this Form 10-K. You should not place undue reliance on forward-looking statements made herein because such statements speak only to the date they were made. We undertake no obligation or duty to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events. Also refer to the Cautionary Note Regarding Forward-Looking Statements in Item 7 of Part II of this Form 10-K.

Our business is subject to general economic, credit and business factors affecting the trucking industry that are largely out of our control, any of which could have a material adverse effect on our operating results.

Our industry is highly cyclical, and our business is dependent on a number of factors that may have a material adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, including recessionary economic cycles, such as the period from 2007 to 2009; changes in customers’ inventory levels and in the availability of funding for their working capital; excess tractor capacity in comparison with shipping demand; and downturns in customers’ business cycles.

We are also affected by recessionary economic cycles, such as the period from 2007 to 2009. Such economic conditions can decrease freight demand and increase the supply of tractors and trailers, thereby exerting downward pressure on rates and equipment utilization and may adversely affect our customers and their ability to pay for our services. The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows: reduction in overall freight levels, which may impair asset utilization; customers facing credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies, and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts; changing freight patterns as supply chains are redesigned, resulting in an imbalance between capacity and freight demand; customers bidding our freight or selecting competitors that offer lower rates from among existing choices in an attempt to lower costs, in which case, we may be forced to lower rates or lose freight; accepting more freight from brokers, where freight rates are typically lower, or incurrence of more non-revenue miles to obtain loads; and lack of access to current sources of credit or lack of lender access to capital, leading to an inability to secure financing on satisfactory terms, or at all.

We are subject to increases in costs and other events that are outside our control that could materially affect our results of operations. Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees. We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations. Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our operating revenue and profitability, and result in higher operating costs. In addition, declines in the resale value of revenue equipment can also affect our operating income and cash flows. From time-to-time, various federal, state or local taxes also increase, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our results of operations and profitability.

In addition, we cannot predict future economic conditions, fuel price fluctuations, or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

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

•

Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced economic growth, which may limit our ability to maintain or increase freight rates, maintain our margins, or maintain growth in our business.

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

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

•	Competition from non-asset-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

•	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We have a recent history of net losses and may be unsuccessful in sustaining or increasing profitability.

We have generated a profit in only one of the last five years. Maintaining and improving profitability depends upon numerous factors, including the ability to increase average revenue per tractor, increase velocity, improve driver retention and control operating expenses. Despite recent results, we may not be able to sustain or increase profitability in the future. If we are unable to sustain our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

We may not be successful in implementing new management, operating procedures and cost savings initiatives.

As part of the long-term turnaround plan, we have implemented changes to the management team and structure, as well as operating procedures. These changes may not be successful or may not achieve the desired results. Additional training or different personnel may be required, which may result in additional expense, delays in obtaining results, or disruptions to operations. Some of these implemented changes include customer service and driver management changes and cost savings initiatives. These changes and initiatives may not improve our results of operations, including asset productivity, tractor utilization, driver retention and base revenue per mile. In addition, we may not be successful in achieving the expected savings in our cost structure, including the areas of insurance and claims, equipment maintenance, equipment operating costs, and fuel economy. In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our new or growing services.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We self-insure for a significant portion of our claims exposure and related expenses. We accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise, and we evaluate and revise these accruals from time to time based on additional information. Due to our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if estimates are revised or claims ultimately prove to be more severe than originally assessed. Historically, we have had to adjust our reserves, and future significant adjustments may occur. Further, our self-insured retention levels could change and result in more volatility than in recent years.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe our aggregate insurance limits will be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. If any claim was to exceed our coverage, we would bear the excess, in addition to other self-insured amounts. Our insurance and claims expense could increase, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, if we experience a claim for which we do not have coverage, if we experience an increase in a number of claims, or if we have to increase our reserves.

Healthcare legislation and inflationary cost increases also could negatively impact financial results by increasing annual employee healthcare costs going forward. We cannot presently determine the extent of the impact healthcare costs will have on our financial performance. In addition, rising healthcare costs could force us to make changes to existing benefits program, which could negatively impact our ability to attract and retain employees.

Our revolving credit agreement and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with the covenants, restrictions, and requirements. A default could result in the acceleration of all or part of any outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the market price of our common stock.

In February 2015, we entered into a new senior secured revolving credit agreement (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, we paid off the obligations under our prior credit facility and terminated such facility. We also have other financing arrangements.

The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant springs only in the event excess availability under the Credit Facility drops below 10% of the lenders’ total commitments under the Credit Facility. The Credit Facility contains certain restrictions and covenants related to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and other indebtedness. The Credit Facility is secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment financed outside the Credit Facility. The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated.

If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements. In the event of any such default, if we failed to obtain replacement financing or amendments to, or waivers under, the applicable financing arrangements, existing lenders could cease to make further advances, could declare existing debt to be immediately due and payable, could fail to renew letters of credit, could impose significant restrictions and requirements on our operations, could institute foreclosure proceedings against collateralized assets or could impose significant fees and transaction costs. If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt or the issuance of additional equity securities could dilute stock ownership. Even if new financing can be procured, more stringent borrowing terms could mean that credit is not available to us on acceptable terms. A default under these financing arrangements could cause a materially adverse effect on the liquidity, financial condition and results of operations.

Our substantial indebtedness and capital and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, capital leases, operating leases, and encumbered assets, management believes:

•	our vulnerability to adverse economic conditions and competitive pressures is heightened;

•	we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease payments and repayment of debt, limiting the availability of cash for other purposes;

•	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

•

profitability is sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited; and

•	we may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders.

Our financing obligations could negatively impact our future operations, ability to satisfy our capital needs, or ability to engage in other business activities. We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us.

We have significant ongoing capital requirements that could adversely affect profitability if we are unable to generate sufficient cash from operations, or obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. We except to pay for projected capital expenditures with cash flows from operations, borrowings under the Credit Facility, proceeds from the sale of used revenue equipment, and, to a lesser extent, capital and operating leases. Capital expenditures for revenue equipment are expected to increase from 2014, as we continue to replace and upgrade our existing fleet. We base our equipment purchase and replacement decisions on a number of factors, including new equipment prices, the used equipment market, demand for freight services, prevailing interest rates, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications and driver comfort.

In the future, if we are unable to generate sufficient cash from operations or obtain borrowing on favorable terms, we may be forced to limit our fleet size, enter into less favorable financing arrangements, or operate revenue equipment for longer periods, any of which could materially and adversely affect profitability.

We depend on the proper functioning, availability, and security of our information and communication systems, and a systems failure or unavailability or a security breach could cause a significant disruption to and adversely affect our business.

We depend on the proper functioning, availability, and security of our information systems, including financial reporting and operating systems, in operating our business. These systems are protected through physical and software safeguards, but are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins, terrorist attacks, Internet failures, computer viruses and similar events beyond our control. If the communication systems fail, otherwise become unavailable or experience a security breach, manually performing functions could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, to bill for services accurately or in a timely manner, to communicate internally and with drivers, customers, and vendors, and to prepare financial statements accurately or in a timely manner. Business interruption insurance may be inadequate to protect us in the event of a catastrophe. Any system failure, upgrade complication, security breach or other system disruption could interrupt or delay operations, damage our reputation, impact our ability to manage our operations and report financial performance, and cause the loss of customers, any of which could have a material adverse effect on existing and future business.

We are in the midst of a multi-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms. We still have a few remaining systems to convert, and could experience delays, complications or additional costs, any of which could have a material adverse effect on our business and operating results. We anticipate the legacy mainframe applications should be completely migrated to newer platforms by December 2015.

During 2014, we began to host all of our production systems at a remote data center. This data center replicates all production data back to the data center at our headquarters, which protects our information in the event of a fire or other significant natural disasters. This redundant data center allows any system to be recovered within four hours of an incident. Although we attempt to reduce the risk of disruption to our business operations should a disaster occur through redundant computer systems and networks and backup systems, there can be no assurance that such measures will be effective.

We receive and transmit confidential data with and among our customers, drivers, vendors, employees, and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, and monitoring tools, our information and communication systems are vulnerable to security threats and breach attempts from both external and internal sources. Any such breach could result in disruption of communications with our customers, drivers, vendors, employees, and service providers and access, viewing, misappropriation, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information. A security breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, and reputational damage.

We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a material adverse effect on business.

We generate a significant portion of our operating revenue from our major customers. Generally, we do not have long-term contracts with our major customers. Accordingly, in response to economic conditions, supply and demand in the industry, our performance, our customers’ internal initiatives, or other factors, our customers may reduce or eliminate their use of our services, or threaten to do so to gain pricing or other concessions from us.

Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent. Financial difficulties of our customers can negatively impact our results of operations and financial condition, especially if these customers were to delay or default on payments. For some of our customers, we have entered into multi-year contracts, and the rates we charge may not remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

Continued management and key employee turnover or failure to attract and retain qualified management and other key personnel, could harm our business, financial condition and results of operations.

We are dependent upon the services of our executive management team, which has experienced significant changes in recent years. Continuing or unexpected turnover in key leadership positions may adversely impact our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers to realize our goal of expanding our operations, improving our earnings consistency and positioning ourselves for long-term operating revenue growth.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications, and our Mexican business activities are subject to operating authority granted by Secretaria de Communicaciones y Transportes. Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance and hours-of-service. Matters such as weight, equipment dimensions and exhaust emissions are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could adversely affect our results of operations.

The Regulation section in Item 1 of Part 1 of this Form 10-K discusses in detail several proposed, pending and final regulations that could significantly affect our business and operations.

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA. The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations. Additionally, competition for drivers with favorable safety ratings may increase and thus could necessitate increases in driver-related compensation costs. Further, we may incur greater than expected expenses in our attempts to improve our scores or as a result of those scores.

We have exceeded the established intervention thresholds under certain categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. We have procedures in place in an attempt to address areas where we have exceeded the thresholds. However, we cannot assure you these measures will be effective.

Fluctuations in the price or availability of fuel, hedging activities, the volume and terms of diesel fuel purchase commitments, surcharge collection and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, weather and other factors beyond our control, each of which may lead to an increase in the price of fuel. Fuel pricing is also affected by regional differences. Additionally, fuel pricing also can be affected by the rising demand in developing countries and could be adversely impacted by the use of crude oil and oil reserves for other purposes and diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Our operations are dependent upon diesel fuel, and accordingly, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our results of operations and financial condition.

From time to time, we may use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. If we do enter into hedging contracts, we may be forced to make cash payments under the hedging arrangements. In addition, in times of falling diesel fuel prices, including recently, our costs will not be reduced to the same extent they would have reduced had we not entered into the hedging contracts. Accordingly, in times of falling diesel fuel prices, our profitability may not increase to the extent it would have increased without the hedging contract.

We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers. The fuel surcharge program does not protect us from the full effect of increases in fuel prices. The terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases. A failure to improve our fuel price protection through these measures, increases in fuel prices, a shortage or rationing of diesel fuel, or significant payments under hedging arrangements could materially and adversely affect our results of operations.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, from time to time we experience substantial difficulty in attracting and retaining sufficient numbers of qualified professional drivers, including independent contractors. The trucking industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Regulatory requirements, including CSA and hours-of-service, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. Due to the shortage of qualified professional drivers and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractors. The compensation we offer our drivers and independent contractors is subject to market conditions, and, as market conditions change, we may find it necessary to increase driver and independent contractor compensation in future periods. In addition, we and our industry suffer from a high driver turnover rate. The high driver turnover rate requires us to continually recruit a substantial number of drivers to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to, among other things, adjust our compensation packages, increase the number of tractors without drivers, or operate with fewer tractors and face difficulty meeting shipper demands, all of which could adversely affect our growth and profitability.

If our independent contractors are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

Tax and other regulatory authorities have asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our independent contractors are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

The Regulation section in Item 1 of Part 1 of this Form 10-K discusses in detail several proposed, pending and final regulations that could significantly affect our business and operations.

If we cannot effectively manage the challenges associated with doing business internationally, our operating revenue and profitability may suffer.

A component of our operations is the business we conduct in Mexico, and to a lesser extent Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico and Canada, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs. We could also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms and floods that could make our results of operations more volatile.

Increased prices, reduced productivity and scarcity of financing for new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to higher prices for new tractors. Prices have increased and may continue to increase, due in part to government regulations applicable to newly manufactured tractors and diesel engines and the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamics, and other options that increase the price of new tractors. More restrictive EPA emissions standards have required vendors to introduce new engines. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.

We have a combination of agreements and non-binding statements of indicative trade values covering the terms of trade-in commitments from our primary equipment vendors for disposal of a portion of our revenue equipment. From time to time, prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we do not enter into definitive agreements consistent with the indicative trade values, if we fail to or are unable to enter into similar arrangements in the future, or if we do not purchase the number of replacement units from the vendors required for such trade-ins.

The Regulation section in Item 1 of Part 1 of this Form 10-K discusses in detail several proposed, pending and final regulations that could significantly affect our business and operations.

Fluctuations in the prices of used revenue equipment may adversely affect our earnings and cash flows.

A decreased demand for used revenue equipment could adversely affect us and our operating results. We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment. The market demand for used equipment is difficult to forecast and, although our equipment disposal schedule may fluctuate, we currently expect the market demand and gains on disposal in 2015 to be comparable to demand experienced in 2014. When the used equipment market is weak, it may increase our net capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment (or create a loss on sale of revenue equipment), or increase our maintenance costs if we decide to extend the use of revenue equipment in a depressed market, any of which could have a material adverse effect on our operating results.

We depend on third parties, particularly in our brokerage and rail intermodal businesses, and service instability from these providers could increase our operating costs and reduce our ability to offer brokerage or rail intermodal services, which could adversely affect our revenue, results of operations and customer relationships.

Our brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers’ freight, and do not employ the people directly involved in delivering the freight. This reliance could also cause delays in reporting certain events, including recognizing revenue and claims. These third-party providers seek other freight opportunities and may require increased compensation in times of improved freight demand or tight trucking capacity. Our inability to secure the services of these third parties could significantly limit our ability to serve our customers on competitive terms. Additionally, if we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide services on competitive terms, our operating results could be materially and adversely affected. Our ability to secure sufficient equipment or other transportation services is affected by many risks beyond our control, including equipment shortages in the transportation industry, particularly among contracted truckload carriers, interruptions in service due to labor disputes, changes in regulations impacting transportation, and changes in transportation rates.

Certain provisions of our corporate documents and Delaware law could deter acquisition proposals and make it difficult for a third party to acquire control of the Company. This could have a negative effect on the price of our common stock.

Provisions in our certificate of incorporation may discourage, delay or prevent a merger or acquisition involving the Company that our stockholders may consider favorable. For example, our certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock. Without stockholder approval, our Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock, which could make it more difficult for a third party to acquire the Company. Our certificate of incorporation also provides:

•

for a classified Board of Directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for re-election each year, making it more difficult for a third party to obtain control of the Board of Directors through a proxy contest;

•	that vacancies on the Board of Directors may be filled only by the remaining directors in office, even if only one director remains in office;

•	that directors may only be removed for “cause” and only by the affirmative vote of the holders of at least a majority of our outstanding common stock;

•

that the affirmative vote of the holders of at least 66 2/3% of the voting power of our outstanding common stock is required to approve any merger or consolidation with any other business entity that requires approval of the stockholders;

•	that stockholders can only act by written consent if such consent is signed by the holders of at least 66 2/3% of our outstanding common stock; and

•	that each of the provisions set forth above may only be amended by the holders of at least 66 2/3% of our outstanding common stock.

Our bylaws also require advance notice of all stockholder proposals, including nominations for election as director. We have in the past adopted a shareholder rights plan, which was voluntarily terminated by the Board of Directors in April 2014. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of the outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

Knight Transportation, Inc.’s unsolicited takeover proposal was, and any future unsolicited offers may be, disruptive to our business.

In September 2013, Knight Transportation, Inc. (“Knight”) announced its unsolicited takeover proposal for our outstanding common stock. Responding to Knight’s unsolicited proposal, exploring the availability of alternative transactions that reflected our full intrinsic value and instituting legal action in connection with Knight’s tender offer created a significant distraction for our management team and required us to expend significant time and resources, and any future unsolicited proposals may lead to similar disruptions. Moreover, the hostile and unsolicited nature of the proposal may have further disrupted our business by causing uncertainty among current and potential employees, suppliers and customers, which could negatively impact our financial condition, results of operations and strategic initiatives and cause volatility in our stock price. These consequences, alone or in combination, may have a material adverse effect on our business. Additionally, we have entered into a change in control/severance plan with certain of our officers, including our named executive officers, and members of our management team. The participants of the change in control arrangements may be entitled to severance payments and benefits upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of the Company (each as defined in the applicable plan). The change in control arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent. The legal action we instituted in connection with Knight’s unsolicited offer settled in February 2014, pursuant to which Knight entered into a voting agreement and a standstill agreement with us. While this resolved the uncertainty with respect to Knight’s unsolicited offer, any future takeover attempt could have a disruptive impact on our business.

We face various risks associated with stockholder activists.

Activist stockholders have advocated for certain changes at the Company. Such activist stockholders or potential stockholders may attempt to gain additional representation on or control of our Board of Directors, the possibility of which may create uncertainty regarding our future. These perceived uncertainties may make it more difficult to attract and retain qualified personnel, raise customer concerns, or cause volatility in the price of our common stock. The presence of such activist stockholders also may create a significant distraction for our management team and require us to expend significant time and resources, depending on the nature of the activists’ activities.

A potential proxy contest would be disruptive to our operations and cause it to incur substantial costs. The SEC has proposed to give stockholders the ability to include their director nominees and their proposals relating to a stockholder nomination process in our proxy materials, which would make it easier for activists to nominate directors to our Board of Directors. The SEC’s proposed rule was struck down by a federal court in 2011. However, if the SEC is successful in implementing a similar rule in the future, we may face an increase in the number of stockholder nominees for election to our Board of Directors. Future proxy contests and the presence of additional activist stockholder nominees on our Board of Directors could interfere with our ability to execute our long-term turnaround plan and other strategic initiatives, be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees.

Additionally, we could be subjected to activist stockholder lawsuits. Such lawsuits are time-consuming and could require us to incur substantial legal fees and proxy costs in defending our position. Among other things, such lawsuits divert management’s time and attention from operations and can also cause distractions among our employees.

Item 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written SEC staff comments regarding the Company’s periodic or current reports under the Securities Exchange Act of 1934 received 180 days or more before the end of the fiscal year to which this Form 10-K relates.

Item 2.	PROPERTIES

USA Truck’s executive offices and headquarters are located on approximately 104 acres in Van Buren, Arkansas. This facility consists of approximately 117,000 square feet of office, training, SCS and driver facilities and approximately 30,000 square feet of maintenance space. The headquarters also has approximately 11,000 square feet of warehouse space and two other structures with approximately 22,000 square feet of office and warehouse space which are currently leased to a third party.

The Company’s network consists of 20 facilities, which includes SCS offices and one terminal facility in Laredo, Texas, which is one of the largest inland freight gateway cities between the United States and Mexico, operated by a wholly owned subsidiary, International Freight Services, Inc. The Company is actively seeking locations for additional facilities as the Company expands its brokerage footprint. As of December 31, 2014, the Company’s active facilities were located in or near the following cities:

	Shop	Driver Facilities	Fuel	Dispatch Office	Own or Lease

Trucking facilities:
Van Buren, Arkansas	Yes	Yes	No	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Yes	Own/Lease (1)
Atlanta, Georgia	Yes	Yes	No	Yes	Lease
Chicago, Illinois	Yes	Yes	No	No	Lease
Vandalia, Ohio	Yes	Yes	Yes	No	Own
Carlisle, Pennsylvania	Yes	Yes	No	No	Lease
Spartanburg, South Carolina	Yes	Yes	No	No	Own
Denton, Texas	Yes	No	No	No	Lease
Laredo, Texas	Yes	Yes	No	Yes	Own/Lease (2)
SCS facilities:
Springdale, Arkansas	No	No	No	Yes	Lease
Van Buren, Arkansas	Yes	Yes	Yes	Yes	Own
Roseville, California	No	No	No	Yes	Lease
Los Angeles, California	No	No	No	Yes	Lease
Jacksonville, Florida	No	No	No	Yes	Lease
Atlanta, Georgia	No	No	No	Yes	Lease
Oakbrook, Illinois	No	No	No	Yes	Lease
Buffalo, New York	No	No	No	Yes	Lease
Addison, Texas	No	No	No	Yes	Lease
Salt Lake City, Utah	No	No	No	Yes	Lease
Seattle, Washington	No	No	No	Yes	Lease
Administrative facilities:
Burns Harbor, Indiana	No	No	No	Yes	Lease

(1)	USA Truck, Inc. owns the terminal facility and holds an easement relating to less than one acre.
(2)	USA Truck, Inc. owns the terminal facility and leases an adjacent four acres for tractor and trailer parking.

Item 3.	LEGAL PROCEEDINGS

USA Truck is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. Though the Company believes these claims to be routine and immaterial to its long-term financial position, adverse results of one or more of these claims could have a material adverse effect on its financial position, results of operations or cash flow in a quarter or annual reporting period.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

USA Truck’s common stock is quoted on the NASDAQ Global Select Market under the symbol “USAK.” The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock as reported by the NASDAQ Global Select Market.

	2014		2013
	High	Low	High	Low
Quarter Ended:
March 31	$15.77	$11.95	$5.95	$3.30
June 30	19.57	14.67	6.89	4.37
September 30	19.50	16.59	9.33	5.28
December 31	28.70	13.90	16.38	8.77

As of February 20, 2015, there were 181 holders of record (including brokerage firms and other nominees) of USA Truck common stock. On February 20, 2015, the closing price per share of USA Truck common stock on the NASDAQ Global Select Market was $31.31.

Dividend Policy

The Company has not paid any dividends on its common stock to date, and does not anticipate paying any dividends at the present time. The Company currently intends to retain all of its earnings, if any, for use in the expansion and development of its business and reduction of debt. The Company’s Credit Facility places restrictions on its ability to pay dividends. Future payments of dividends will depend upon the Company’s financial condition, results of operations, capital commitments, restrictions under then-existing agreements, and other factors the Company deems relevant.

Equity Compensation Plan Information

For information on USA Truck’s equity compensation plans, please refer to Item 12 of Part III of this Form 10-K.

Repurchase of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of USA Truck during the quarter ended December 31, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1-31, 2014	131	$15.04	—	—
November 1-30, 2014	—	—	—	—
December 1-31, 2014	—	—	—

Total	131	$15.04	—	—

(1)

Shares of common stock withheld to offset tax withholding obligations that occurred upon vesting and release of restricted shares. The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below and the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2014	2013	2012	2011	2010
Consolidated statement of operations data:
Operating revenue	$602,477	$555,005	$512,428	$519,408	$460,161
Operating income (loss)	17,243	(8,667)	(23,272)	(12,649)	92
Net income (loss)	6,033	(9,110)	(17,671)	(10,777)	(3,308)
Diluted earnings (loss) per share	0.58	(0.88)	(1.71)	(1.05)	(0.32)

Consolidated balance sheet data:
Cash and cash equivalents	$205	$14	$1,742	$2,659	$2,726
Total assets	321,848	314,946	331,494	336,191	327,385
Long-term debt, capital leases and note payable, including current portion	117,512	128,891	138,285	119,443	99,525
Stockholders’ equity	105,348	98,930	107,822	125,364	136,100
Total debt, less cash, to total capitalization ratio	52.6%	56.6%	55.5%	47.7%	41.1%
Other financial data:
Adjusted operating ratio (1) (unaudited)	96.5%	102.0%	105.7%	103.1%	99.9%

(1)

USA Truck uses the term “adjusted operating ratio” throughout this Form 10-K. Adjusted operating ratio, as defined here, is a non-GAAP financial measure, as defined by the SEC. Management uses adjusted operating ratio as a supplement to the Company’s GAAP results in evaluating certain aspects of its business, as described below.

Adjusted operating ratio is calculated as total operating expenses, net of fuel surcharges, as a percentage of operating revenue excluding fuel surcharge revenue.

USA Truck’s Board of Directors and chief operating decision-makers also focus on adjusted operating ratio as an indicator of the Company’s performance from period to period. Management believes fuel surcharge can be volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing results of operations.

Management believes its presentation of adjusted operating ratio is useful because it provides investors and securities analysts the same information that the Company uses internally for purposes of assessing its core operating performance.

Adjusted operating ratio is not a substitute for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as adjusted operating ratio. Although management believes that adjusted operating ratio can make an evaluation of the Company’s operating performance more consistent because it removes items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio differently. As a result, it may be difficult to use adjusted operating ratio or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to USA Truck’s performance.

Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands):

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012	2011	2010
Operating revenue	$602,477	$555,005	$512,428	$519,408	$460,161
Less:
Fuel surcharge revenue	108,132	111,150	103,709	108,382	73,278

Base revenue	494,345	443,855	408,719	411,026	386,883

Operating expense	585,234	563,672	535,700	532,057	460,069
Adjusted for:
Fuel surcharge revenue	(108,132)	(111,150)	(103,709)	(108,382)	(73,278)

Adjusted operating expense	$477,102	$452,522	$431,991	$423,675	$386,791

Operating ratio	97.1%	101.6%	104.5%	102.4%	100.0%
Adjusted operating ratio	96.5%	102.0%	105.7%	103.1%	99.9%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenue, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Item 7, statements relating to future insurance and claims experience, future driver market, future driver compensation, future acquisitions and dispositions of revenue equipment, future prices of revenue equipment, future profitability, future fuel prices, hedging arrangements, and efficiency, our ability to recover costs through our fuel surcharge program, future purchased transportation expense, future operations and maintenance costs, future depreciation and amortization, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A., Risk Factors,” set forth above. Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such information is based.

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the financial statements from management’s perspective with respect to the Company’s financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

Overview

USA Truck offers a broad range of truckload and logistics services to a diversified customer base that spans a variety of industries. The Company has two reportable segments: (i) trucking, consisting of truckload and dedicated freight and (ii) SCS, consisting of freight brokerage and rail intermodal service offerings. The trucking segment provides truckload transportation, including dedicated services, of various products, goods, and materials. The Company’s SCS service offering matches customer shipments with available equipment of authorized carriers and provides services that complement the Company’s trucking operations. SCS provides these services primarily to existing trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation solutions.

Revenue for the Company’s trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the rates per mile received from customers. USA Truck enhances its operating revenue by charging for fuel surcharge, stop-off pay, loading and unloading activities, tractor and trailer detention and other ancillary services.

Operating expenses that have a major impact on the profitability of the trucking segment are primarily the variable costs of transporting freight for customers. Variable costs include driver salaries and benefits, fuel and fuel taxes, payments to independent contractors, operating and maintenance expense and insurance and claims.

To mitigate the Company’s exposure to fuel price increases, it recovers from its customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although its fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel inefficiency due to engine idle time, and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for fuel expense, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true.

The key statistics used to evaluate trucking revenue, net of fuel surcharge, are (i) base trucking revenue per seated tractor per week (ii) average miles per seated tractor per week, (iii) empty mile factor, also referred to as deadhead, (iv) average loaded miles per trip and (v) average number of seated tractors. In general, the Company’s average miles per tractor per week, rate per mile, and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are beyond the Company’s control, as well as by its service levels and efficiency of its operations, over which the Company has significant control.

The SCS segment provides services that complement trucking services, primarily to existing customers of the trucking segment. Unlike the trucking segment, the SCS segment is non asset based and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense related to the SCS segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. The Company evaluates the SCS segment’s financial performance by reviewing the gross margin percentage (revenue less purchased transportation expenses expressed as a percentage of revenue) and the operating income percentage. The gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity.

In 2014, USA Truck achieved record operating revenue of $602.5 million. The Company’s focus is to drive profitable revenue growth, improve asset utilization, and strive for continued improvement in processes and cost control. By focusing on these areas, management believes it will make progress on its goals of improving the Company’s business and improving stockholder value. USA Truck generated earnings per share, or EPS, of $0.58 per diluted share for the year ended December 31, 2014, compared to a loss of $(0.88) per diluted share in 2013. The growth in EPS was driven primarily by improvements in the Company’s SCS operating segment. The Company’s trucking segment continues to improve, but generated an operating ratio of 100.8% for 2014.

Results of Operations

The following table summarizes the consolidated statements of operations (dollar amounts in thousands) and percentage of total consolidated GAAP operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2014		2013		2012		% Change in Dollar Amounts
	$	%	$	%	$	%	2014 to 2013(%)	2013 to 2012 (%)
Base revenue	$494,345		$443,855		$408,719		11.4%	8.6%
Fuel surcharge revenue	108,132		111,150		103,709		(2.7)	7.2

Operating revenue	$602,477	100.0%	$555,005	100.0%	$512,428	100.0%	8.6%	8.3%

Total operating expenses	585,234	97.1	563,672	101.6	535,700	104.5	3.8	5.2

Operating income (loss)	17,243	2.9	(8,667)	(1.6)	(23,272)	(4.5)	298.9	62.8

Other expenses (income):
Interest expense	3,008	0.5	3,662	0.7	4,052	(0.8)	(17.8)	(9.6)
Defense costs (1)	2,764	0.5	1,480	0.3	—	—	86.8	—
Other, net	245	—	(711)	(0.1)	(64)	(0.0)	134.4	(1,010.9)

Total other expenses, net	6,017	1.0	4,431	0.8	3,988	(0.8)	35.8	11.1

Income (loss) before income taxes	11,226	1.9	(13,098)	(2.4)	(27,260)	(5.3)	185.7	52.0
Income tax expense (benefit)	5,193	0.9	(3,988)	(0.7)	(9,589)	(1.9)	230.2	58.4

Net income (loss)	$6,033	1.0%	$(9,110)	(1.7)%	$(17,671)	(3.4)%	166.2%	48.5%

(1)

Defense costs are the legal and related defense costs incurred in connection with the unsolicited proposal from Knight Transportation to acquire USA Truck and related litigation and activist costs, pretax.

Results of Operations—Segment Review

	Year Ended December 31,
	2014	2013	2012
Trucking:
Revenue (in thousands)	$424,082	$418,601	$381,569
Operating loss (in thousands) (1)	(3,532)	(17,667)	(29,843)
Adjusted operating ratio (2)	101.1%	105.4%	110.0%
Total miles (in thousands) (3)	215,479	223,923	205,776
Deadhead percentage (4)	12.7%	11.8%	11.4%
Base revenue per loaded mile	1.788	1.654	1.632
Average number of in-service tractors (5)	2,202	2,232	2,184
Average number of seated tractors (6)	2,047	2,119	2,012
Average miles per seated tractor per week	2,019	2,027	1,956
Base revenue per seated tractor per week	$3,151	$2,957	$2,829
Average loaded miles per trip	612	599	542

Strategic Capacity Solutions (7):
Revenue (in thousands)	$192,924	$146,492	$156,349
Operating income (in thousands) (1)	20,775	9,000	6,571
Gross margin (8)	17.7%	14.2%	14.6%

(1)	Operating income or loss is calculated by deducting total operating expenses from operating revenue.
(2)

The following tables sets forth the trucking and SCS segment adjusted operating ratio (non-GAAP) as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity. Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands).

Trucking Segment	Year Ended December 31,
	2014	2013	2012
Revenue	$424,082	$418,601	$381,569
Less: fuel surcharge revenue	87,198	91,840	83,921
Less: intersegment eliminations	587	486	24

Base revenue	336,297	326,275	297,624

Operating expense	427,614	436,268	411,412
Adjusted for:
Fuel surcharge revenue	(87,198)	(91,840)	(83,921)
Intersegment eliminations	(587)	(486)	(24)

Adjusted operating expense	$339,829	$343,942	$327,467

Operating ratio	100.8%	104.2%	107.8%
Adjusted operating ratio	101.1%	105.4%	110.0%

SCS Segment	Year Ended December 31,
	2014	2013	2012
Revenue	$192,924	$146,492	$156,349
Less: fuel surcharge revenue	20,935	19,310	19,788
Less: intersegment eliminations	13,942	9,602	25,466

Base revenue	158,047	117,580	111,095

Operating expense	172,149	137,492	149,778
Adjusted for:
Fuel surcharge revenue	(20,935)	(19,310)	(19,788)
Intersegment eliminations	(13,942)	(9,602)	(25,466)

Adjusted operating expense	$137,272	$108,580	$104,524

Operating ratio	89.2%	93.9%	95.8%
Adjusted operating ratio	86.9%	92.3%	94.1%

(3)	Total miles include both loaded and empty miles.
(4)	Deadhead percentage is calculated by dividing empty miles into total miles.
(5)	Tractors include company-operated tractors in service, plus tractors operated by independent contractors.
(6)	Seated tractors are those occupied by drivers.
(7)	Includes results of the Company’s rail intermodal operating segment.
(8)	Gross margin is calculated by taking revenue less purchased transportation expense and dividing that amount by revenue. This calculation includes intercompany revenue and expenses.

Trucking operating revenue

Trucking operating revenue increased by $5.4 million, or 1.3%, in 2014, compared to 2013. During 2014, trucking’s base operating revenue increased $10.0 million, or 3.1%, compared to 2013. This increase in trucking’s operating revenue was primarily the result of a 6.7% increase in the trucking base operating revenue per seated tractor per week, driven by a 8.3% increase in trucking base operating revenue per loaded mile. The increase in trucking operating revenue was partially offset by a decrease of 72 seated tractors in 2014 as compared to 2013.

Trucking operating revenue increased from $381.5 million for the year ended December 31, 2012 to $418.1 million for the year ended December 2013. Trucking base revenue increased 9.6%, from $297.6 million to $326.3 million, for the year ended December 31, 2013, compared to 2012. The increase in total trucking operating revenue and a 9.6% increase in trucking base operating revenue were driven primarily by the increase in total miles and average miles per seated tractor per week of 8.8% and 3.6%, respectively. These increases were muted by a 3.5% higher deadhead percentage and a 2.1% decrease in loaded dispatches.

Trucking operating loss

Trucking operating loss decreased $14.1 million for the year ended December 31, 2014, compared to 2013, which contributed to the trucking segment operating ratio improving 340 basis points to 100.8% and the trucking segment adjusted operating ratio improving 430 basis points to 101.1%. This improvement in operating ratio and adjusted operating ratio was primarily driven by the increase in average base operating revenue per loaded mile noted above, a continued focus on controlling costs, and a 7.6% improvement in the fuel economy (measured by miles per gallon) in company tractors due to specific ongoing initiatives targeted at improving fuel efficiency, as well as the addition of more fuel efficient tractors to the Company’s fleet. Additionally, overall lower fuel pricing during 2014 yielded savings for the Company of approximately $5.8 million, compared to the year ended December 31, 2013.

Trucking’s operating loss decreased from ($29.8) million for the year ended December 31, 2012, to ($17.7) million for the same period in 2013, which resulted in the trucking segment operating ratio improving 360 basis points to 104.2% and trucking segment adjusted operating ratio improving 460 basis points of base trucking revenue to 105.4%. The 2013 operating ratio and adjusted operating ratio improvement was driven by a 10.5% increase in loaded length-of-haul, a 34.3% decrease in the number of unseated tractors, and a 7.7% increase in base trucking revenue per in-service tractor per week.

SCS operating revenue

SCS operating revenue was $179.0 million for the year ended December 31, 2014, compared to $136.9 million for the same period in 2013. Increased revenues were primarily related to a 9.7% increase in load volumes. For the year ended December 31, 2014, total revenue per SCS employee increased 30.2% compared to the same period in 2013.

For the year ended December 31, 2013, operating revenue from the SCS segment increased 4.6% to $136.9 million from $130.9 million for the same period in 2012. The increased operating revenue was primarily due to a 10.5% increase in operating revenue per order.

SCS operating income

SCS operating income increased 130.8%, to $20.8 million from $9.0 million for the year ended December 31, 2014, compared to 2013. Increased operating income was largely due to increased revenue discussed above, partially offset by a 24.8% increase in purchased transportation expense as a result of increased transportation costs in a tight market for capacity and increased volumes in this segment. Additionally, gross profit per SCS employee grew 63.1% during 2014, compared to 2013.

SCS operating income increased 37.0% to $9.0 million from $6.6 million for the year ended December 31, 2013, compared to 2012. The increased operating income was primarily due to lower operating costs resulting from closing underperforming branches as part of the Company’s internal efforts to improve efficiency in its SCS segment.

Consolidated Operating Expense

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of total consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2014		2013		2012		% Change in Dollar Amounts
	$	%	$	%	$	%	2014 to 2013 (%)	2013 to 2012 (%)
Operating expenses:
Salaries, wages and employee benefits	$153,410	25.5%	$143,762	25.9%	$142,263	27.8%	6.7%	1.1%
Fuel expense	116,092	19.3	135,548	24.4	131,162	25.6	(14.4)	3.3
Depreciation and amortization	43,830	7.3	44,947	8.1	45,058	8.8	(2.5)	(0.2)
Insurance and claims	24,910	4.1	27,253	4.9	20,556	4.0	(8.6)	32.6
Operations and maintenance	49,374	8.2	49,494	8.9	43,559	8.5	(0.2)	13.6
Purchased transportation	172,117	28.6	139,091	25.1	127,949	25.0	23.7	8.7
Operating taxes and licenses	5,589	0.9	5,406	1.0	5,504	1.1	3.4	1.8
Communications and utilities	4,062	0.7	4,117	0.7	4,124	0.8	(1.3)	(0.2)
Gain on sale of assets	(1,107)	(0.2)	(1,648)	(0.3)	(2,151)	(0.4)	32.8	23.4
Other	16,957	2.8	15,702	2.8	17,676	3.4	8.0	10.8

Total operating expenses	$585,234	97.1%	$563,672	101.6%	$535,700	104.5%	3.8%	5.2%

Salaries, wages and employee benefits

Salaries, wages, and employee benefits consist primarily of compensation for all employees. Salaries, wages, and employee benefits are primarily affected by the total number of miles driven by company drivers, the rate per mile the Company pays its company drivers, employee benefits (including, but not limited to, health care and workers’ compensation), and to a lesser extent by the number of, and compensation and benefits paid to, non-driver employees.

For the year ended December 31, 2014, salaries, wages and employee benefits expense increased by $9.6 million, or 44 basis points of consolidated operating revenue and 136 basis points of consolidated base operating revenue, compared to 2013. These increases were due to the continuation of increased driver labor costs in a tight market for drivers, as well as associated payroll taxes. During July 2014, the Company implemented a banded pay increase to its drivers which accounted for approximately $5.7 million of the increase in salaries, wages and employee benefits expense. Additionally, employee medical benefit costs increased approximately $3.0 million during the year ended December 31, 2014, compared to 2013.

For the year ended December 31, 2013, salaries, wages and employee benefits expense decreased by 1.9 percentage points of consolidated operating revenue, and 2.4 percentage points of consolidated base operating revenue when compared to 2012. The slight decrease was the result of internal efforts to increase efficiency by reducing non-driver employee headcount and an 8.6% increase in consolidated base operating revenue. Contributing to the change were lower employee benefit and workers’ compensation costs resulting from more favorable claims experience. However, this decrease was partially offset by an increase in the Company’s long term claims liability reserve. As part of the in-depth operational reviews conducted by the Company’s new management team, a third-party actuary was engaged to provide a better estimate of the claims reserve. These efforts produced an upward adjustment to the reserves at December 31, 2013, increasing workers’ compensation expense by approximately $2.0 million.

Fuel and fuel taxes expense

Fuel and fuel taxes expense consists primarily of diesel fuel expense for company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of its equipment, and the number of miles driven by company drivers.

During the year ended December 31, 2014, fuel and fuel taxes expense decreased approximately $19.5 million, or 5.1 percentage points of consolidated operating revenue and 7.0 percentage points of consolidated base operating revenue, compared to 2013. The overall positive experience with fuel expense during the year was primarily a reflection of increased efficiency, lower pricing and lower volume. Improved fuel efficiency in the Company’s fleet resulted in savings of $9.1 million in 2014 as compared to 2013. Overall fuel prices during 2014 yielded savings for the Company of approximately $5.8 million, compared to the year ended December 31, 2013. Decreased volume in 2014 reflected savings to the Company of approximately $4.5 million, compared to the year ended December 31, 2013. During periods of downward trending fuel prices, such as those experienced in 2014, the fuel surcharge realized recovers a greater percentage of purchased fuel costs, as the prior week’s fuel prices are used to determine the surcharge.

Compared to 2012, fuel and fuel taxes expense in 2013 increased 3.3%, or $4.4 million of consolidated operating revenue. While decreasing fuel prices and more favorable fuel pricing discounts created approximately $5.7 million in savings to the Company, the savings were offset by approximately $10.1 million in greater fuel volumes and decreased fuel efficiency from our tractors.

The Company expects to continue managing its idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs. Going forward, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, the percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Depreciation and amortization

Depreciation and amortization of property and equipment consists primarily of depreciation for company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the size and age of company tractors and trailers and the acquisition cost of new equipment.

For 2014, depreciation and amortization expense decreased by $1.1 million, or 2.5% of consolidated operating revenue, compared to 2013. As a percentage of consolidated operating revenue, such expenses decreased to 7.3% in 2014, compared to 8.1% in 2013, and as a percentage of consolidated base operating revenue, such expenses decreased to 8.9% in 2014, compared to 10.1% for 2013. These decreases primarily reflected a 3.1% reduction in the number of company tractors. Depreciation and amortization expense may be affected in the future as equipment manufacturers change prices and if the prices of used equipment fluctuate.

Depreciation and amortization expense for the year ended December 31, 2013 decreased by 0.7 percentage points of consolidated operating revenue, and decreased by 0.9 percentage points of consolidated base operating revenue, when compared to the same period in 2012, primarily due to 8.6% growth in consolidated base operating revenue with only a 1.6% increase in company tractors.

The Company expects the acquisition cost of new revenue equipment to increase, largely due to the continued implementation of emissions requirements. As a result, management expects to see an increase in depreciation and amortization expense going forward, absent an offsetting revenue increase. Additionally, trailer purchases to reduce the average age of the fleet may result in an increase in depreciation and amortization expense.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage, and other casualty events. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, and developments in prior-year claims.

Insurance and claims expense decreased $2.3 million, or 8.6% in 2014, compared to 2013. As a percentage of consolidated operating revenue and consolidated base operating revenue, insurance and claims expense decreased 0.8 and 1.1 percentage points, respectively, compared to 2013. Excluding the $4.0 million actuarial adjustment recorded in December 2013, insurance and claims expense increased $1.7 million, or 7.1%, compared to 2013, and was flat as a percentage of consolidated operating revenue. The year over year increase was due primarily to the increase in reserves associated with unfavorable developments on prior year loss layers based on new information during the current period. The Company expects insurance and claims expense to improve over the long-term, absent an increase in the frequency or severity of claims.

When comparing 2013 to 2012, insurance and claims expense increased by $6.7 million, or 32.6%, which is an increase of 0.9 percentage points of consolidated operating revenue and a increase of 1.1 percentage points of consolidated base operating revenue, primarily due to an increase in the Company’s long-term claims liability reserve arising from the actuarial reserve analysis.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, payments for tractors and trailers financed with operating leases, general and administrative expenses, and other costs. Operating and maintenance expenses are primarily affected by the age of the company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facility.

Operations and maintenance expense decreased $0.1 million during the year ended December 31, 2014, compared to the same period in 2013. As a percentage of consolidated operating revenue, operations and maintenance expense decreased, from 8.9% in 2013, to 8.2% in 2014. As a percentage of consolidated base operating revenue, this expense decreased 1.2 percentage points, from 11.2% in 2013 to 10.0% in 2014.

When comparing 2013 to the same period in 2012, operations and maintenance expense increased $5.9 million, or 13.6%. As a percentage of consolidated operating revenue, operations and maintenance increased from 8.5% in 2012 to 8.9% in 2013. As a percentage of consolidated base operating revenue, this expense increased from 10.7% in 2012 to 11.2% in 2013. These increases were primarily due to a $7.9 million increase in direct repair costs on tractors and trailers.

Purchased transportation

Purchased transportation expense consists of the payments the Company makes to independent contractors, railroads, and third-party carriers that haul loads brokered to them, including fuel surcharge reimbursement paid to such parties.

Purchased transportation expense increased 3.5 percentage points of both consolidated operating revenue and of consolidated base operating revenue for the year ended December 31, 2014, compared to the same period in 2013. These increases were primarily the result of the 34.4% base revenue growth in the Company’s SCS segment and the 45.5% increase in the size of the Company’s independent contractor fleet.

When comparing purchased transportation expense for the year ended 2013 to 2012, this expense increased approximately 0.1 percentage points of consolidated operating revenue, and was essentially flat as a percentage of consolidated base operating revenue. These changes were primarily the result of the 10.5% increase in load volumes in the SCS segment, a 13.2% increase in the size of the independent contractor fleet from 106 to 120, and 16.1% growth in the cross-border Mexico revenue in which the Company compensates Mexican carriers for the transportation of its customers’ freight within Mexico.

Going forward, the Company believes purchased transportation expense could increase in absolute terms, and as a percentage of revenue absent an increase in revenue to offset increased costs and absent additional increases in independent contractors as a percentage of the Company’s total fleet. In particular, management expects driver pay for independent contractors may further increase as the Company seeks to reduce the number of unseated trucks in its fleet in a tight market for drivers. The Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet, which could further increase these expenses. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

Operating taxes and licenses

Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with the Company’s fleet of equipment and will vary according to the size of its fleet in future periods.

For 2014, operating taxes and licenses expense increased $0.2 million, as compared to 2013. As a percentage of consolidated operating revenue, operating taxes and licenses expense remained essentially flat from 2013 to 2014.

For 2013, operating taxes and licenses expense remained relatively flat as compared to 2012, decreasing $0.1 million. Additionally, as a percentage of consolidated operating revenue, operating taxes and licenses expense decreased 0.1 percentage points from 2012 to 2013.

Gain on disposal of assets

Gain on disposal of assets remained relatively flat as a percentage of both consolidated operating revenue and consolidated base operating revenue for the year ended December 31, 2014, when compared to the same period in 2013 and 2012.

The Company expects gains on the sale of used equipment to be less significant than those in the most recent years, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment.

Other expenses

Other expenses increased approximately $1.3 million for the year ended 2014. As a percentage of consolidated operating revenue this expense remained relatively flat year over year and increased 0.1 percentage points of consolidated base operating revenue for the year ended December 31, 2014, compared to 2013. This slight increase was primarily the result of an upward adjustment in the Company’s bad debt reserve during 2014, and increased expenses related to driver retention and recruiting.

Other expenses decreased 10.8%, or 0.6 percentage points of consolidated operating revenue, for the year ended December 31, 2013, when compared to the same period in 2012.

Consolidated Non-Operating Expense

Interest expense

Interest expense decreased 17.8% for the year ended December 31, 2014, as compared to 2013, primarily due to the Company’s payments on its various financing arrangements throughout the year. The Company has focused on reducing its debt balances as it has strengthened its balance sheet over the last two years. The strengthening of the Company’s balance sheet has afforded the Company the opportunity to take advantage of historically low interest rates and replace its former revolving credit facility with a new revolving credit facility with Bank of America, which closed subsequent to December 31, 2014. See “Item 8. Financial Statements and Supplementary Data – Note 15: Subsequent Events” in this Form 10-K for further discussion.

Defense costs

For the year ended December 31, 2014, the Company recorded $2.8 million in legal and defense costs, or $0.27 per diluted share, compared to approximately $1.5 million, or $0.14 per diluted share, in 2013. These costs were incurred primarily in connection with Knight Transportation’s unsolicited proposal to acquire USA Truck, the related litigation and the February 2014 Settlement Agreement. These unusual non-operating costs have been recorded in “Other expenses (income)” in the accompanying consolidated statement of operations and comprehensive income (loss). In 2012, the Company did not record any such costs.

Income tax expense (benefit)

The Company’s effective tax rate for the years ended December 31, 2014, 2013 and 2012, were 46.3%, 30.4% and 35.2%, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. The recurring impact of this permanent non-deductible difference incurred in operating our business causes our tax rate to increase as our pre-tax earnings or loss approaches zero. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant investments. In the Company’s trucking business, where investments are substantial, the primary investments are in new tractors and trailers and to a lesser extent, in technology, service centers and working capital. In the Company’s SCS business, where investment is modest, the primary investments are in technology and working capital. USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s line of credit, sales of used revenue equipment and, to a lesser extent, capital and operating leases. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs and the Company does not expect to experience any material liquidity constraints in the foreseeable future.

During the year ended December 31, 2014, the Company incurred net capital expenditures of $37.5 million, of which $36.3 million was for the purchase of revenue equipment and the remaining $1.2 million was for other expenditures. In 2014, the Company received proceeds from the sale of property and equipment of approximately $16.9 million and purchased approximately $54.4 million of property and equipment. The Company incurred net capital expenditures of $(2.8) million and $4.4 million in 2013 and 2012, respectively. The increase in net capital expenditures in 2014 as compared to 2013 was primarily due to the Company entering into more capital leases in 2013 for the acquisition of its revenue equipment.

The Company routinely monitors equipment acquisition needs and adjusts purchase schedules from time to time based on an analysis of factors such as new equipment prices, the condition of the used equipment market, demand for freight services, prevailing interest rates, technological improvements, fuel efficiency, equipment durability, equipment specifications, operating performance, the percentage of the fleet comprised of company drivers, and the availability of qualified drivers.

During the year ended December 31, 2014, USA Truck generated cash flow from operations of $49.7 million, a 38.5% increase compared to the same period in 2013. This increase was primarily a result of generating higher operating income during the year ended December 31, 2014, compared to the corresponding period in 2013.

Cash generated from operations increased $20.3 million during 2013 as compared to the same period in 2012, primarily due to the net effect of several factors, including a decrease in net loss in 2013 compared to 2012, a decrease in the change in trade accounts payable and accrued expenses, increased cash from improved billing and collection efficiencies, an increase in insurance and claims expense, a decrease in deferred tax liability, a decrease in the gain on disposal of revenue equipment, and a slight decrease in depreciation and amortization.

For the year ended December 31, 2014, net cash used in investing activities was $37.4 million, compared to $2.9 million of cash provided by investing activities during the same period in 2013. The $40.3 million increase in cash used in investing activities in 2014 primarily reflected a $41.4 million increase in capital expenditures as compared to 2013, offset by $1.1 million in proceeds from the sale of revenue equipment.

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

Cash used in financing activities was $12.1 million for the year ended December 31, 2014, compared to $40.5 million during the same period in 2013. Overall, the $28.4 million reduction in cash used was primarily the result of reinvesting cash generated by operating activities instead of paying down debt. During the year ended December 31, 2014, the Company made net repayments of long-term debt, financing notes and capital leases of $12.8 million.

Cash used in financing activities increased $28.4 million in 2013 compared to 2012. The Company made net repayments on its revolving credit facility of $19.7 million in 2013 compared to $12.7 million of net borrowings in 2012, resulting in a $32.4 million decrease in net borrowings on the facility. For the year ended December 31, 2013, borrowings decreased $198.1 million and principal payments on long-term debt increased $165.6 million, both as compared to the comparable period of the prior year. The changes were primarily due to improved cash flow from operations, as described above. Principal payments on capitalized lease obligations decreased $5.9 million during 2013 compared to 2012, primarily due to a reduction in the number of leases reaching the end of their contractual term. The decrease of approximately $1.9 million in bank drafts payable was primarily the result of reduced equipment purchases and payrolls.

Debt and Capitalized Lease Obligations

See “Item 8. Financial Statements and Supplementary Data – Note 6: Long-term Debt” and “Item 8. Financial Statements and Supplementary Data – Note 7: Leases and Commitments” in this Form 10-K for a discussion of the Company’s revolving credit facility and capital lease obligations.

Contractual Obligations and Commitments

The following table represents USA Truck’s contractual obligations and commercial commitments as of December 31, 2014.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$71,896	$896	$71,000	$—	$—
Capital lease obligations (2)	47,045	23,926	21,052	2,067	—
Purchase obligations (3)	19,593	19,593	—	—	—
Operating leases – buildings & equipment (4)	14,961	4,169	7,274	3,333	185

Total	$153,495	$48,584	$99,326	$5,400	$185

(1)

Represents revolving line of credit of $71.0 million and note payable of $0.9 million. On February 5, 2015, the Company replaced its revolving credit facility with a new facility, which matures in February 2020. See “Item 8. Financial Statements and Supplementary Data – Note 15: Subsequent Events” in this Form 10-K for further discussion.

(2)

Represents principal payments on capital lease obligations at December 31, 2014. The borrowings consist of capital leases with financing companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between lease schedules.

(3)

Represents purchase obligations for revenue equipment and facilities, of which a significant portion is expected be financed with operating cash flows and borrowings under the Credit Facility. USA Truck generally has the option to cancel tractor orders with 60 to 90 day notice. As of December 31, 2014, 100.0% of this amount had become non-cancelable.

(4)

Represents future monthly rental obligations under operating leases for tractors, facilities and computer equipment. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. These leases run for a period of three to five years.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment, and certain facilities. As of December 31, 2014, the Company leased approximately 149 tractors and certain information technology hardware under operating leases. Vehicles and hardware held under operating leases are not carried on the consolidated balance sheets, and lease payments, with regard to such vehicles, are reflected in the consolidated statements of operations and comprehensive income (loss) in the “Operations and maintenance” expense line item. Rent expense related to the Company’s revenue equipment operating leases was $3.0 million, $0.1 million and zero for the years ended December 31, 2014, 2013 and 2012, respectively. The total amount of remaining payments under operating leases as of December 31, 2014, was approximately $15.0 million. Other than such operating leases, no other off-balance sheet arrangements have or are reasonably likely to have a material effect on the Company’s consolidated financial statements.

Seasonality

In the trucking industry, revenue typically follows a seasonal pattern for various commodities and customer businesses. Peak freight demand has historically occurred in the months of September, October and November. After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels. Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. The Company attempts to minimize the impact of seasonality through its diverse customer solutions offerings by seeking additional freight from certain customers during traditionally slower shipping periods and focusing on transporting consumer nondurable products. Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts. The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for USA Truck than for its competitors, and has been minor over the past three years.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally trended upwards in recent years. USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, the market fuel prices per gallon were approximately 17.7% lower during 2014 than they were during 2013, as reported by the DOE.

As of December 31, 2014, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of December 31, 2014, USA Truck had stockholders’ equity of $105.3 million and total debt including current maturities of $117.5 million, resulting in a total debt, less cash, to total capitalization ratio of 52.6% compared to 56.6% as of December 31, 2013.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. USA Truck bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material.

A summary of the significant accounting policies followed in preparation of the Company’s financial statements is contained in “Item 8. Financial Statements and Supplementary Data – Note 1: Description of the Business and Summary of Significant Accounting Policies” of this Form 10-K. The most critical accounting policies and estimates that affect the Company’s financial statements include the following:

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

Revenue generated by the Company’s SCS and intermodal operating segments are recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, because the Company acts as a principal with substantial risks as primary obligor.

Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

Estimated useful lives and salvage values for purposes of depreciating tractors and trailers. USA Truck operates a significant number of tractors and trailers in connection with its business. The Company may purchase this equipment or acquire it under leases. Purchased equipment is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. Equipment acquired under capital leases is recorded at the net present value of the minimum lease payments and is amortized on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from three years to ten years. Salvage value is estimated at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal.

The Company makes equipment purchasing and replacement decisions on the basis of various factors, including, but not limited to, new equipment prices, used equipment market conditions, demand for the Company’s freight services, prevailing interest rates, technological improvements, fuel efficiency, equipment durability, equipment specifications and driver availability. Therefore, depending on the circumstances, the Company may accelerate or delay the acquisition and disposition of its tractors and trailers from time to time, based on an operating principle whereby we pursue trade intervals that economically balance our maintenance costs and expected trade-in values in response to the circumstances prevalent at that time. Such adjustments in trade intervals may cause the Company to adjust the useful lives or salvage values of its tractors or trailers. By changing the relative amounts of older equipment and newer equipment into the fleet, adjustments in trade intervals also increase and decrease the average age of the Company’s tractors and trailers, whether or not the useful lives or salvage values of any tractors or trailers are adjusted. The Company also adjusts depreciable lives and salvage values based on factors such as changes in prevailing market prices for used equipment. Market conditions are monitored to keep salvage values in line with expected market values at the time of disposal. Adjustments in useful lives and salvage values are made as conditions warrant and when management believes changes in conditions are other than temporary. These adjustments result in changes in the depreciation expense recorded in the period(s) in which the adjustments occur and in future periods. These adjustments also impact any resulting gain or loss on the ultimate disposition of the revenue equipment. Management believes its estimates of useful lives and salvage values have been materially accurate as demonstrated by the insignificant amounts of gains and losses on revenue equipment dispositions in recent periods. However, management continually reviews salvage values to assure that book values do not exceed market values.

To the extent depreciable lives and salvage values are changed, such changes are recorded in accordance with applicable generally accepted accounting principles existing at the time of change.

Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. USA Truck records both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported. The current portion of the accrual reflects the anticipated claims amounts expected to be paid in the next twelve months. In creating the estimates, management relies upon past experience with similar claims, negative or positive developments in the case and similar factors. The Company does not discount its claims liabilities.

Accounting for income taxes. USA Truck’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Given the nature of the transportation business, the Company is subject to tax federally and in a number of state jurisdictions. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction in which they arise, management considers all positive and negative evidence. Management makes judgments in determining the Company’s provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The likelihood that all or part of deferred tax assets will be recovered from future taxable income is assessed. To the extent management believes recognition of a deferred tax asset is not more likely than not to be realized, a valuation allowance is established for the amount(s) determined not to be realizable. USA Truck has not recorded a valuation allowance at December 31, 2014, as management believes all deferred tax assets are more likely than not to be realized.

The Company believes its future tax consequences to be adequately provided for based upon current facts and circumstances and current tax law. During the year ended December 31, 2014, management made no material changes in its assumptions regarding the determination of its income tax liabilities. However, should the Company’s tax positions be challenged, different outcomes could result that may have a significant impact on the amounts reported through the Company’s consolidated statements of operations.

Management periodically reevaluates its accounting policies as circumstances dictate. Together these factors may significantly impact the Company’s consolidated results of operations, financial position and cash flow from period to period.

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data – Note 1. to the Financial Statements: New Accounting Pronouncements.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

USA Truck experiences various market risks, including changes in interest rates and commodity prices. The Company does not enter into derivatives or other financial instruments for hedging or speculative purposes. Because USA Truck’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its revolving credit facility. Its revolving credit facility in effect at December 31, 2014, bore variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage which was determined based on the Company’s attainment of certain financial ratios. At December 31, 2014, the Company had $71.0 million outstanding pursuant to its then-effective revolving credit facility, excluding letters of credit of $4.3 million. Assuming the outstanding balance at December 31, 2014 remained constant, a hypothetical one-percentage point increase in interest rates applicable to such revolving credit facility would increase the Company’s interest expense over a one-year period by approximately $0.8 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company has seen a significant decrease. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of December 31, 2014, USA Truck did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, these costs could also exacerbate the driver shortages experienced by the trucking industry by forcing independent contractors to cease operations. At the Company’s average level of fuel purchasing during 2014, a 10% increase in the average price per gallon would result in an $11.6 million increase in fuel expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, including the consolidated balance sheets as of December 31, 2014 and 2013, and the related statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows for the years ended December 31, 2014, 2013 and 2012, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages.

Financial Statement Schedules:

All schedules are omitted because they are not applicable, are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Tulsa, OK

March 6, 2015

USA Truck, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2014	2013
		(as revised-see note 14)
Assets
Current assets:
Cash and cash equivalents	$205	$14
Accounts receivable, net	76,825	68,145
Inventories	1,863	1,425
Assets held for sale	3,536	—
Deferred income taxes	7,707	2,787
Prepaid expenses and other current assets	17,318	16,064

Total current assets	107,454	88,435
Property and equipment:
Land and structures	31,596	31,502
Revenue equipment	348,216	353,587
Service, office and other equipment	16,648	15,613

Property and equipment, at cost	396,460	400,702
Accumulated depreciation and amortization	(182,724)	(176,506)

Property and equipment, net	213,736	224,196
Note receivable	—	1,953
Other assets	658	362

Total assets	$321,848	$314,946

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,582	$21,019
Current portion of insurance and claims accruals	10,230	9,444
Accrued expenses	8,252	8,732
Current maturities of long-term debt and capital leases	24,048	20,048

Total current liabilities	66,112	59,243
Deferred gain	589	627
Long-term debt and capital leases, less current maturities	93,464	108,843
Deferred income taxes	46,688	36,647
Insurance and claims accruals, less current portion	9,647	10,656
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 11,873,071 shares in 2014 and 11,881,232 shares in 2013	119	119
Additional paid-in capital	65,850	65,527
Retained earnings	61,082	55,049
Less treasury stock, at cost (1,340,438 shares in 2014 and 1,356,400 shares in 2013)	(21,703)	(21,765)

Total stockholders’ equity	105,348	98,930

Total liabilities and stockholders’ equity	$321,848	$314,946

See accompanying notes to consolidated financial statements.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating revenue	$602,477	$555,005	$512,428

Operating expenses:
Salaries, wages and employee benefits	153,410	143,762	142,263
Fuel and fuel taxes	116,092	135,548	131,162
Depreciation and amortization	43,830	44,947	45,058
Insurance and claims	24,910	27,253	20,556
Operations and maintenance	49,374	49,494	43,559
Purchased transportation	172,117	139,091	127,949
Operating taxes and licenses	5,589	5,406	5,504
Communications and utilities	4,062	4,117	4,124
Gain on disposal of assets	(1,107)	(1,648)	(2,151)
Other	16,957	15,702	17,676

Total operating expenses	585,234	563,672	535,700

Operating income (loss)	17,243	(8,667)	(23,272)

Other expenses (income):
Interest expense, net	3,008	3,662	4,052
Defense costs	2,764	1,480	—
Other, net	245	(711)	(64)

Total other expenses, net	6,017	4,431	3,988

Income (loss) before income taxes	11,226	(13,098)	(27,260)
Income tax expense (benefit)	5,193	(3,988)	(9,589)

Net income (loss) and comprehensive income (loss)	$6,033	$(9,110)	$(17,671)

Net earnings (loss) per share:
Average shares outstanding (basic)	10,356	10,323	10,310

Basic earnings (loss) per share	$0.58	$(0.88)	$(1.71)

Average shares outstanding (diluted)	10,485	10,323	10,310

Diluted earnings (loss) per share	$0.58	$(0.88)	$(1.71)

See accompanying notes to consolidated financial statements.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital
	Shares	Par Value		Retained Earnings	Treasury Stock	Total

Balance at December 31, 2011, as revised (see note 14)	11,792	$118	$65,284	$81,830	$(21,868)	$125,364
Transfer of stock into (out of) treasury stock	—	—	(154)	—	154	—
Stock-based compensation	—	—	131	—	—	131
Restricted stock award grant	26	—	—	—	—	—
Forfeited restricted stock	(48)	—	—	—	—	—
Net share settlement related to restricted stock vesting	—	—	(2)	—	—	(2)
Net loss	—	—	—	(17,671)	—	(17,671)

Balance at December 31, 2012	11,770	$118	$65,259	$64,159	$(21,714)	$107,822
Exercise of stock options	—	—	6	—	—	6
Transfer of stock into (out of) treasury stock	—	—	51	—	(51)	—
Stock-based compensation	—	—	216	—	—	216
Restricted stock award grant	156	1	(2)	—	—	(1)
Forfeited restricted stock	(45)	—	—	—	—	—
Net share settlement related to restricted stock vesting	—	—	(3)	—	—	(3)
Net loss	—	—	—	(9,110)	—	(9,110)

Balance at December 31, 2013	11,881	119	65,527	55,049	(21,765)	98,930
Exercise of stock options	16	—	158	—	—	158
Transfer of stock into (out of) treasury stock	—	—	(62)	—	62	—
Stock-based compensation	—	—	366	—	—	366
Restricted stock award grant	21	—	—	—	—	—
Forfeited restricted stock	(35)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(10)	—	(139)	—	—	(139)
Net income	—	—	—	6,033	—	6,033

Balance at December 31, 2014	11,873	$119	$65,850	$61,082	$(21,703)	$105,348

See accompanying notes to consolidated financial statements.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$6,033	$(9,110)	$(17,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,830	44,947	45,058
Provision for doubtful accounts	782	187	153
Deferred income taxes	5,121	(4,774)	(9,589)
Share based compensation	366	216	131
Gain on disposal of assets	(1,107)	(1,648)	(2,151)
Other	(38)	(250)	161
Changes in operating assets and liabilities:
Accounts receivable	(7,531)	(1,752)	(9,792)
Inventories, prepaid expenses and other current assets	(621)	1,103	1,098
Trade accounts payable and accrued expenses	1,417	(3,783)	4,416
Insurance and claims accruals	1,462	10,757	3,722

Net cash provided by operating activities	49,714	35,893	15,536

Investing activities
Purchases of property and equipment	(54,372)	(12,924)	(22,014)
Proceeds from sale of property and equipment	16,923	15,757	17,651
Change in other assets	20	38	15

Net cash (used in) provided by investing activities	(37,429)	2,871	(4,348)

Financing activities
Borrowings under long-term debt	74,168	78,478	276,556
Principal payments on long-term debt	(67,353)	(98,222)	(263,811)
Principal payments on capitalized lease obligations	(18,073)	(17,230)	(23,136)
Principal payments on note payable	(1,494)	(1,715)	(1,820)
Net increase in bank drafts payable	639	(1,805)	106
Proceeds from employee stock options	19	2	—

Net cash used in financing activities	(12,094)	(40,492)	(12,105)

Increase (decrease) in cash and cash equivalents	191	(1,728)	(917)
Cash and cash equivalents:
Beginning of year	14	1,742	2,659

End of year	$205	$14	$1,742

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,359	$3,802	$4,274
Income taxes	3,003	477	165
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for capitalized leases on revenue equipment	—	27,603	27,757
Liability incurred for notes payable	1,367	1,387	1,801
Purchases of revenue equipment included in accounts payable	34	5	—
Purchases of fixed assets included in long-term debt	—	—	355

See accompanying notes to consolidated financial statements.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of business

USA Truck, Inc., a Delaware corporation (the “Company”) is a truckload carrier providing transportation of general commodities throughout the continental United States and into and out of portions of Mexico and Canada. Generally, the Company transports full dry van trailer loads of freight from origin to destination without intermediate stops or handling. As a complement to the Company’s truckload operations, it also provides dedicated, brokerage and rail intermodal services. For shipments into Mexico, the Company transfers its trailers to tractors operated by Mexican carriers at a facility in Laredo, Texas, which is operated by the Company’s wholly owned subsidiary. Through the Company’s asset based and non-asset based capabilities, it transports many types of freight for a diverse customer base in a variety of industries.

Basis of presentation

The accompanying consolidated financial statements include the accounts of USA Truck and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), and include all adjustments necessary for the fair presentation of the periods presented. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to December 31, 2014 through the issuance of the financial statements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some of the significant estimates made by management include, but are not limited to, allowances for doubtful accounts, useful lives for depreciation and amortization, estimates related to the Company’s share-based compensation plan, deferred taxes and reserves for claims liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors (including, but not limited to, the current economic environment), which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable and concentration of credit risk

Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts. The allowance for doubtful accounts is management’s estimate of the amount of probable credit losses and revenue adjustments in the Company’s existing accounts receivable. Management reviews the financial condition of customers for granting credit and determines the allowance based on analysis of individual customers’ financial condition, historical write-off experience and national economic conditions. The Company evaluates the adequacy of its allowance for doubtful accounts quarterly. Past due balances over 90 days and exceeding a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The carrying amount reported in the consolidated balance sheets for accounts receivable approximates fair value as receivables collection averaged approximately 44 days from the billing date.

The following table provides a summary of the accounts receivable for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013
Trade customers	$72,206	$65,292
Other	5,639	3,463

Total accounts receivable	77,845	68,755
Less: Allowance for doubtful accounts	(1,020)	(610)

Accounts receivable, net	$76,825	$68,145

The following table provides a summary of the activity in the allowance for doubtful accounts for 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$610	$423	$420
Provision for doubtful accounts	782	187	153
Uncollectible accounts written off, net of recovery	(372)	—	(150)

Balance at end of year	$1,020	$610	$423

Assets held for sale

Assets held for sale are comprised of revenue equipment not being utilized in operations and are carried at the lower of depreciated cost or estimated fair value less expected selling costs when the required criteria, as defined by ASC Topic 360 “Property, Plant and Equipment” are satisfied. Depreciation ceases on the date that the held for sale criteria are met. The Company expects to sell these assets within the next twelve months.

Inventories

Inventories consist of tires, fuel, supplies and Company store merchandise and are stated at the lower of cost (first-in, first-out basis) or market.

Property and equipment

Property and equipment is capitalized at cost. The cost of such property is depreciated by the straight-line method using the following estimated useful lives: structures – 5 to 39.5 years; revenue equipment – 4 to 14 years; and service, office and other equipment – 3 to 20 years. Revenue equipment acquired under capital lease is amortized over the lease term. Trade-in allowances in excess of book value of revenue equipment are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment as well as replacement tires are amortized under the Company’s prepaid tire policy.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows.

Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis amounts for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets include temporary differences relating to depreciation, capitalized leases and certain prepaid and accrued expenses. The Company has analyzed filing positions in its federal and applicable state tax returns in all open tax years. In general, the Company’s 2009 through 2014 tax returns are subject to adjustment. Because the Company had generated net operating losses (“NOLs”) in prior years, the federal and applicable state statute of limitations remains open beyond the normal three-year period to extent of its NOL carry forwards, which may be adjusted until the tax year in which the NOLs are utilized has expired. In 2014, the IRS completed its examination of the 2011 federal income tax return. No meaningful adjustments were identified. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions or associated interest or penalties on uncertain tax positions have been recorded.

Claims accruals

The primary claims arising against the Company consist of cargo, liability, personal injury, property damage, workers’ compensation, and employee medical expenses. The Company’s insurance program involves self-insurance with high risk retention levels. Due to its significant self-insured retention amounts, the Company has exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts. The Company accrues the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. USA Truck has significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or the Company is required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of its insurance coverage, its profitability could be adversely affected.

Earnings (loss) per share

Basic earnings (loss) per share is computed based on the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by adjusting the weighted-average shares outstanding by common stock equivalents attributable to dilutive stock options and restricted stock.

Revenue recognition

Revenue generated by the Company’s trucking operating segment is recognized in full upon completion of delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit time completed as a portion of the estimated total transit time. Expenses are recognized as incurred.

Revenue generated by the Company’s SCS segment is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, because the Company acts as a principal with substantial risks as primary obligor.

Management believes these policies most accurately reflect revenue as earned and direct expenses, including third party purchased transportation costs, as incurred.

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in its 2017 fiscal year.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 2. Segment Reporting

The Company’s two reportable segments are Trucking and Strategic Capacity Solutions (“SCS”).

Trucking. Trucking is comprised of truckload and dedicated freight services. Truckload provides services as a medium-to long-haul common carrier. USA Truck has provided truckload services since its inception, and derives the largest portion of its revenue from these services. Dedicated freight provides truckload services to specific customers for shipments over particular routes at particular times utilizing Company revenue equipment.

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

In determining its reportable segments, the Company focuses on financial information, such as operating revenue, operating expense categories, operating ratios, operating income and key operating statistics, which the Company’s management uses to make operating decisions.

Revenue equipment assets are not allocated to SCS, as those operations provide truckload freight services to customers through arrangements with third party carriers who utilize their own equipment. To the extent rail intermodal operations require the use of company-owned assets, they are obtained from the Company’s trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to SCS based on the company-owned assets specifically utilized to generate revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for SCS are specifically identifiable direct costs or are allocated to SCS based on relevant drivers, as determined by management.

A summary of operating revenue by segment is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating revenue:
Trucking revenue (1)	$424,082	$418,601	$381,569
Trucking intersegment eliminations	(587)	(486)	(24)

Trucking operating revenue	423,495	418,115	381,545

SCS revenue	192,924	146,492	156,349
SCS intersegment eliminations	(13,942)	(9,602)	(25,466)

SCS operating revenue	178,982	136,890	130,883

Total operating revenue	$602,477	$555,005	$512,428

(1)	Includes foreign revenue of $57.3 million, $57.1 million, and $45.5 million for years ended December 31, 2014, 2013 and 2012, respectively.

A summary of operating income (loss) by segment is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating income (loss):
Trucking	$(3,532)	$(17,667)	$(29,843)
SCS	20,775	9,000	6,571

Total operating income (loss)	$17,243	$(8,667)	$(23,272)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization:
Trucking	$43,648	$44,697	$44,558
SCS	182	250	500

Total depreciation and amortization	$43,830	$44,947	$45,058

NOTE 3. Prepaid and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Prepaid tires	$12,121	$10,607
Prepaid licenses, permits and tolls	1,923	1,915
Prepaid insurance	1,166	1,414
Other	2,108	2,128

Total prepaid expenses and other current assets	$17,318	$16,064

NOTE 4. Note Receivable

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million. The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule. A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in 2015. Accordingly, the Company deferred the approximate $0.7 million gain on the sale of this facility, and records this gain into earnings as payments on the note receivable are received. During the years ended December 31, 2014, 2013 and 2012, respectively, the Company recognized approximately $7,800, $7,300 and $6,800, respectively, of this gain. The Company believes that the note receivable balance at December 31, 2014, in the approximate amount of $1.9 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable and is included in the accounts receivable, net line item in the accompanying consolidated balance sheet.

NOTE 5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Salaries, wages and employee benefits	$7,043	$4,747
Federal and state tax accruals	186	2,576
Other	1,023	1,409

Total accrued expenses	$8,252	$8,732

NOTE 6. Long-term Debt

Long-term debt consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013
Revolving credit agreement	$71,000	$64,000
Other	896	1,023

Total debt	71,896	65,023
Less current maturities	(896)	(1,023)

Long-term debt, less current maturities	$71,000	$64,000

Credit Agreement

In 2012, the Company entered into a $125.0 million revolving credit agreement with Wells Fargo Capital Finance, LLC, as Administrative Agent, and PNC Bank, which was set to expire in 2017, was collateralized by substantially all of the Company’s assets, and included letters of credit not to exceed $15.0 million. In addition, the facility had an accordion feature whereby the Company may have elected to increase the size of the facility by up to $50.0 million, subject to customary conditions and lender participation. The facility was governed by a borrowing base with advances against eligible billed and unbilled accounts receivable and eligible revenue equipment, and has a first priority perfected security interest in all of the Company’s business assets (excluding tractors and trailers financed through capital leases and real estate). Proceeds were used to finance working capital, to fund capital expenditures and for general corporate purposes. The facility bore interest at rates typically based on the Wells Fargo prime rate or LIBOR, in each case, plus an applicable margin ranging from 2.25% to 2.75% based on average excess availability. The facility contained a minimum excess availability requirement equal to 15.0% of the maximum revolver amount ($18.8 million) and an annual capital expenditure limit ($73.5 million in 2014).

Under the facility’s terms, the Company was required to maintain a minimum collateral cushion above the maximum facility size, referred to as “suppressed availability.” During 2014 (after giving effect to an amendment to the facility signed on March 14, 2014, and effective as of December 31, 2013), if a minimum suppressed availability threshold of $30.0 million was not maintained, the Company’s borrowing availability would have been reduced by the amount of the shortfall below $30.0 million. As of December 31, 2014, the Company’s suppressed availability was $31.6 million, which did not reduce the Company’s borrowing availability. The facility did not contain any financial maintenance covenants, but did contain certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside the ordinary course of business and affiliate transactions. The facility included usual and customary events of default for a credit facility of its nature.

The Company had no overnight borrowings under the facility as of December 31, 2014. The average interest rate including all borrowings made under the facility as of December 31, 2014, was 3.1%. As debt is repriced on a monthly basis, the borrowings under the facility approximated fair value. As of December 31, 2014, the Company had $4.3 million in letters of credit outstanding and had $30.9 million available under the facility (net of the required minimum availability of approximately $18.8 million).

The facility was terminated in February 2015. See “Item 8. Financial Statements and Supplementary Data – Note 15: Subsequent Events” in this Form 10-K for discussion of the Company’s new revolving credit facility.

Other

On October 1, 2014, the Company entered into an unsecured note payable of $1.4 million. The note, which is payable in monthly installments of principal and interest of approximately $0.1 million and bears interest at 2.4%, is scheduled to mature on September 30, 2015. The balance of the note payable as of December 31, 2014 was $0.9 million. The note is payable to a third party financing company for a portion of the Company’s annual insurance premiums.

NOTE 7. Leases and Commitments

Capital leases

USA Truck leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
December 31, 2014	$75,188	$27,770	$47,418
December 31, 2013	84,410	20,942	63,468

The Company has capitalized lease obligations relating to revenue equipment in the amount of $45.3 million, of which $23.1 million represents the current portion. Such leases have various termination dates extending through August 2018 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 1.6% to 3.1% as of December 31, 2014. The lease agreements require payment of property taxes, maintenance and operating expenses. The Company has entered into various long-term financing agreements, of which approximately $0.3 million remains outstanding, for the purchases of information technology related hardware, which bear interest ranging from 3.1% to 4.5%. Amortization of capital leases was $12.7 million, $12.7 million and $10.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Operating leases

Rent expense associated with operating leases was $5.3 million, $2.8 million, and $3.1 million for years ended December 31, 2014, 2013 and 2012, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in operations and maintenance expense, while rent expense relating to office equipment is included in other operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

As of December 31, 2014, the Company has entered into leases with lessors who did not participate in the Company’s then-effective revolving credit facility. Currently, such leases do not contain cross-default provisions with such facility or with the Credit Facility.

As of December 31, 2014, the future minimum payments under capitalized leases, which includes $1.5 million in interest, with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2015	2016	2017	2018	2019	Thereafter
Future minimum payments	$23,926	$17,201	$3,851	$2,067	$—	$—
Future rentals under operating leases	4,169	3,681	3,593	3,237	96	185

Purchase commitments

As of December 31, 2014, the Company had commitments outstanding to acquire revenue equipment of $19.6 million. The Company generally has the option to cancel revenue equipment orders within a 60 to 90 day period prior to scheduled production, although the notice period has lapsed for 100.0% of the commitments outstanding as of December 31, 2014.

NOTE 8. Federal and State Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows (dollar amounts in thousands):

	Year Ended December 31,
	2014	2013
Current deferred tax assets:
Accrued expenses not deductible until paid	$7,805	$7,648
Net operating loss carry forwards	3,318	—
Federal credits	1,556	—
Equity incentive plan	184	282
Revenue recognition	332	330
Allowance for doubtful accounts	391	234
Other	822	452

Total current deferred tax assets	14,408	8,946

Current deferred tax liabilities:
Prepaid expenses deductible when paid	(6,701)	(6,159)

Net current deferred tax assets (liabilities)	$7,707	$2,787

Noncurrent deferred tax assets:
Capital leases	70	—
Non-compete agreement	—	18
Net operating loss carry forwards	—	4,444

Total noncurrent deferred tax assets	70	4,462

Noncurrent deferred tax liabilities:
Tax over book depreciation	(46,758)	(41,041)
Capitalized leases	—	(71)
Other	—	3

Total noncurrent deferred tax liabilities	(46,758)	(41,109)

Net noncurrent deferred tax liabilities	$(46,688)	$(36,647)

The Company has federal NOL carry forwards of approximately $8.5 million that will begin to expire in 2032. The Company also has certain state NOL carryovers that expire in varying years through 2033. In addition, the Company also has certain federal general business tax credits of $0.1 million, which will begin to expire in 2031 and federal alternative minimum tax credit carryovers of $1.4 million which have no expiration. The Company expects to fully utilize its tax attributes in future years before they expire.

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(129)	$786	$—
State	201	—	—

Total current	72	786	—

Deferred:
Federal	5,246	(4,093)	(7,943)
State	(125)	(681)	(1,646)

Total deferred	5,121	(4,774)	(9,589)

Total income tax expense (benefit)	$5,193	$(3,988)	$(9,589)

The 2014 state deferred tax benefit of ($0.1) million includes a gross state deferred tax benefit of ($1.4) million related to adjusting the state deferred tax rate during the period, offset by $1.2 million of gross state deferred tax expense based on changes in state deferred tax assets and liabilities during the period.

A reconciliation between the effective income tax rate and the statutory federal income tax rate (35% for 2014 and 34% for 2013 and 2012) is as follows (dollar amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax expense (benefit) at statutory federal rate	$3,929	$(4,453)	$(9,268)
Federal income tax effects of:
State income tax (benefit) expense	(27)	231	558
Per diem and other nondeductible meals and entertainment	872	875	748
Other	343	40	19

Federal income tax expense (benefit)	5,117	(3,307)	(7,943)
State income tax expense (benefit)	76	(681)	(1,646)

Total income tax expense (benefit)	$5,193	$(3,988)	$(9,589)

Effective tax rate	46.3%	30.4%	35.2%

The effective rates varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

NOTE 9. Equity Compensation and Employee Benefit Plans

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provides for the granting of equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants, in addition to the shares outstanding at execution of agreement. As of December 31, 2014, 480,354 shares remain available for the issuance of future equity-based compensation awards.

The components of compensation expense recognized, net of forfeiture recoveries, related to equity-based compensation is reflected in the table below for the years indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	$31	$54	$67
Restricted stock awards	335	162	64

Equity compensation expense	$366	$216	$131

Compensation expense related to all equity-based compensation awards granted under the Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations and comprehensive income (loss).

Stock Options

Stock options are the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, and is recognized over the vesting period of the award. The vesting period of option awards is generally 3 or 4 years and awards may be exercised over a three or ten year term. The Company did not grant any stock options in 2014. The following assumptions were used to value the stock options granted during the years indicated:

	Year Ended December 31,
	2013	2012
Dividend yield	0%	0%
Expected volatility	35.6%	29.8 – 64.0%
Risk-free interest rate	1.2%	0.5 – 0.7%
Expected life (in years)	6.25	3.75 – 4.25

The expected volatility is a measure of the expected fluctuation in the Company’s share price based on the historical volatility of the Company’s stock. Expected life represents the length of time an option contract is anticipated to be outstanding before being exercised. The risk-free interest rate is based on an implied yield on United States zero-coupon treasury bonds with a remaining term equal to the expected life of the outstanding options. In addition to the above, a factor for anticipated forfeitures is also included, which represents the number of shares under options expected to be forfeited over the expected life of the options.

The following table summarizes the stock option activity under the Incentive Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding - beginning of year	109,871	$9.49
Granted (2)	—	—
Exercised	(28,884)	12.41		$131
Cancelled/forfeited	(16,137)	15.82
Expired	(214)	11.73

Outstanding at December 31, 2014 (3)	64,636	$6.60	6.01	$1,332

Exercisable at December 31, 2014	28,671	$8.59	3.97	$534

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of the Company’s common stock, as determined by the closing price on December 31, 2014, was $28.40.

(2)	The weighted-average grant date fair value of options granted during 2014, 2013 and 2012 was zero, $1.75 and $2.43, respectively.
(3)	The exercise prices of outstanding options granted range from $2.88 to $18.58 as of December 31, 2014.

As of December 31, 2014, approximately $12,500 of unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards

Restricted stock awards are shares of the Company’s common stock that are granted subject to defined restrictions. The estimated fair value of restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The vesting period of restricted stock awards is generally ratably over four years.

Information related to the restricted stock awarded for the year ended December 31, 2014, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2013	199,619	$7.20
Granted	20,851	16.60
Forfeited	(35,140)	10.74
Vested	(60,486)	5.68

Nonvested shares – December 31, 2014	124,844	$8.51

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

The fair value of stock options and restricted stock that vested during the year is as follows for the years indicated (in thousands).

	Year Ended December 31,
	2014	2013	2012
Stock options	$49	$60	$177
Restricted stock	931	144	57

As of December 31, 2014, approximately $425,000 of unrecognized compensation cost related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 2.3 years.

Employee Benefit Plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members. Team members can contribute up to 50.0% of their compensation, subject to statutory limits.

NOTE 10. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$6,033	$(9,110)	$(17,671)

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	10,356	10,323	10,310
Effect of dilutive securities:
Employee stock options and restricted stock	129	—	—

Denominator for diluted earnings (loss) per share – adjusted weighted-average shares and assumed conversions	$10,485	$10,323	$10,310

Basic earnings (loss) per share	$0.58	$(0.88)	$(1.71)
Diluted earnings (loss) per share	$0.58	$(0.88)	$(1.71)

Weighted-average anti-dilutive employee stock options and restricted stock	3	103	200

NOTE 11. Litigation

USA Truck is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. It is the opinion of management that adverse results of one or more of these claims should not have a material adverse effect on the Company’s consolidated financial statements.

NOTE 12. Stockholder Rights Plan

In November 2012, the Board of Directors adopted a rights plan. Pursuant to the rights plan, if a person or group (an “acquiring person”), without approval of the Board of Directors and subject to customary exceptions, acquired 15% or more of the Company’s common stock or launched a tender offer that, if consummated, would result in them becoming an acquiring person, each holder of a right (except the acquiring person), would have the right to purchase from the Company shares of common stock at the price specified in the rights plan.

In April 2014, the Board of Directors unanimously voted to terminate the rights plan effective April 11, 2014.

NOTE 13. Quarterly Results of Operations (Unaudited)

The tables below present quarterly financial information for 2014 and 2013 (in thousands, except per share amounts):

	2014
	March 31,	June 30,	September 30,	December 31,
Operating revenue	$145,489	$153,298	$153,618	$150,072
Operating expenses	146,532	149,041	148,199	141,462

Operating income (loss)	(1,043)	4,257	5,419	8,610
Other, net	1,140	2,891	885	1,101

Income (loss) before income taxes	(2,183)	1,366	4,534	7,509
Income tax expense (benefit)	(594)	644	1,817	3,326

Net income (loss)	$(1,589)	$722	$2,717	$4,183

Average shares outstanding (basic)	10,339	10,346	10,357	10,374

Basic earnings (loss) per share	$(0.15)	$0.07	$0.26	$0.40

Average shares outstanding (diluted)	10,339	10,478	10,476	10,492

Diluted earnings (loss) per share	$(0.15)	$0.07	$0.26	$0.40

	2013
	March 31,	June 30,	September 30,	December 31,
Operating revenue	$132,027	$139,738	$141,822	$141,417
Operating expenses	134,854	140,683	142,026	146,109

Operating income (loss)	(2,827)	(945)	(204)	(4,692)
Other, net	783	901	356	2,390

Income (loss) before income taxes	(3,610)	(1,846)	(560)	(7,082)
Income tax expense (benefit)	(1,136)	(448)	42	(2,446)

Net income (loss)	$(2,474)	$(1,398)	$(602)	$(4,636)

Average shares outstanding (basic)	10,305	10,293	10,322	10,323

Basic earnings (loss) per share	$(0.24)	$(0.14)	$(0.06)	$(0.45)

Average shares outstanding (diluted)	10,305	10,293	10,322	10,323

Diluted earnings (loss) per share	$(0.24)	$(0.14)	$(0.06)	$(0.45)

The amounts reported above have been previously reported in the Company’s quarterly reports on Form 10-Q. Certain line items in those quarterly reports may not total the corresponding amount reported in this Form 10-K due to rounding.

NOTE 14. Revision of Prior Period Results

During the first quarter of 2014, in connection with recording the increase in the Company’s federal income tax rate to the minimum statutory rate of 35%, the Company performed an in-depth review of the Company’s income tax liabilities, including a roll-forward of NOLs. In preparing this roll-forward, an error was identified for 2009 related to the calculation of the deferred income tax asset for tax net NOLs. The error resulted in an approximate $1.6 million understatement of the net deferred tax liability and overstatement of retained earnings and stockholders’ equity at December 31, 2009, and all subsequent periods through December 31, 2013.

Pursuant to guidance in the SEC’s Staff Accounting Bulletin 99, the Company concluded that the error was not material to any of its prior period financial statements. In accordance with the SEC’s Staff Accounting Bulletin 108, the immaterial error was corrected by revising the previously issued December 31, 2013 consolidated balance sheet included in this document to facilitate comparability between current and prior year periods. During 2014, to ensure its disclosure controls and procedures continued to be effective, management conducted an assessment of all current and deferred tax balance sheet accounts and performed detailed reconciliations at each balance sheet date to ensure all federal and state tax net operating loss carry forwards and other components of the calculation were properly stated.

Based upon the Company’s review of the factors noted above, management concluded the error was indicative of a control deficiency within its internal control over financial reporting. The Company considered the magnitude of the potential misstatement and whether there was a reasonable possibility that our controls would fail to prevent, or detect and correct, a material misstatement of an account balance or disclosure. The Company considered the definitions of deficiency classifications and indicators of material weakness in internal control over financial reporting as outlined by the Public Company Accounting Oversight Board’s Auditing Standards No. 5. Per this standard, indicators of material weaknesses in internal control over financial reporting include (1) identification of fraud, whether or not material, on the part of senior management; (2) restatement of previously issued financial statements to reflect the correction of a material misstatement; (3) identification by the auditor of a material misstatement of financial statements in the current period in circumstances that indicate that the misstatement would not have been detected by the Company’s internal control over financial reporting; and (4) ineffective oversight of the Company’s external financial reporting and internal control over financial reporting by the Company’s audit committee. None of these indicators of material weakness are present in the Company. The Company, through existing controls, identified the potential error before it became material and promptly brought it to the attention of the external auditors and the Company’s Audit Committee, and the error did not materially impact the financial information previously reported in the Company’s Annual Report on Form 10-K for 2009 and all subsequent periods through 2013.

Going forward, in conjunction with our third-party tax advisor, management will perform such assessment and reconciliations quarterly and the Company’s Controller and Chief Financial Officer will be responsible for reviewing and approving the accuracy and adequacy of all tax accounts.

The effect of this revision on the line items within the Company’s consolidated balance sheet is as follows (in thousands):

	December 31, 2013
	As Reported	Revisions	As Revised
Deferred Income Tax Liability	$35,039	$1,608	$36,647
Retained Earnings	56,657	(1,608)	55,049
Total Stockholders’ Equity	100,538	(1,608)	98,930

NOTE 15. Subsequent Events

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under its prior credit facility and terminated such facility.

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that is set at 0.50% through May 31, 2016 and adjusted quarterly thereafter between 0.25% and 1.00% based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that is set at 1.50% through May 31, 2016 and adjusted quarterly thereafter between 1.25% and 2.00% based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, with the notable exclusion of any real estate or revenue equipment financed outside the Credit Facility. Additionally, the Company will take a charge in the first quarter of 2015 of $0.8 million resulting from the replacement of the Credit Facility representing the write-off of the unamortized deferred financing fees associated with the previous credit facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $170.0 million; or (B) the sum of (i) 90% of eligible investment grade accounts receivable (reduced to 85% in certain situations), plus (ii) 85% of eligible non-investment grade accounts receivable, plus (iii) the lesser of (a) 85% of eligible unbilled accounts receivable and (b) $10.0 million, plus (iv) the product of 85% multiplied by the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (v) 85% multiplied the net book value of otherwise eligible newly acquired revenue equipment that has not yet been subject to an appraisal. The borrowing base is reduced by an availability reserve, including reserves based on dilution and certain other customary reserves. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant springs only in the event excess availability under the Credit Facility drops below 10% of the lenders’ total commitments under the Credit Facility.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated. The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and other indebtedness.

This description of the Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Facility, which will be filed with the Company’s Form 10-Q for the quarter ending March  31, 2015.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

In accordance with the requirements of the Exchange Act and SEC rules and regulations promulgated thereunder, the Company has established and maintains disclosure controls and procedures and internal control over financial reporting. Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Evaluation of Disclosure Controls and Procedures

USA Truck has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. USA Truck management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the disclosure controls and procedures. Based on this evaluation, as of December 31, 2014, USA Truck’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of USA Truck is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Company assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal controls over financial reporting was conducted based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria set forth in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014.

The Company’s internal control over financial reporting as of December 31, 2014, has been audited by Grant Thornton LLP, independent registered public accountants, as attested to in their attestation report included herein.

Changes in Internal Control over Financial Reporting

No changes occurred in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

USA Truck, Inc.

We have audited the internal control over financial reporting of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 6, 2015, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 6, 2015

Item 9B.	OTHER INFORMATION

There is no information that the Company is required to report, but did not report, on Form 8-K during the fourth quarter of 2014.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Robert A. Peiser. Mr. Peiser, 66, has served as a director of the Company since February 2012. Mr. Peiser was appointed Vice Chairman of the Board in August 2012 and Chairman of the Board in November 2012. He is engaged in active service on public as well as private corporate and not-for-profit boards. Mr. Peiser has also served as Chairman of the Board of Primary Energy Recycling Corporation since June 2013 and on the Board of Standard Register Company, since October 2013. Previous public board service includes Team Industrial Services, Inc. (July 2007 to September 2012); Solutia, Inc. (February 2008 to July 2012); and, Signature Group Holdings, Inc. (June 2010 to May 2011). From 2008 to May 2010, Mr. Peiser served as the Chief Executive Officer and Chairman of the Board of Omniflight Helicopters, Inc., an air medical services provider. Previously, Mr. Peiser served as President, CEO and a director of Imperial Sugar Company, a refiner and marketer of sugar products, from April 2002 through January 2008. We believe Mr. Peiser’s qualifications to serve on our Board of Directors include his broad-based executive, director and management experience with companies in transition in a variety of domestic and international industries. He is also the immediate past Chairman of the Texas TriCities Chapter of the National Association of Corporate Directors (“NACD”). We believe his work with the NACD contributes to his being a valuable resource to our Board in the area of corporate governance best practices.

Robert E. Creager. Mr. Creager, 66, has served as a director of the Company since November 2012. Mr. Creager has chaired the Audit Committee since 2014, has been designated the Company’s audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements set forth in Rule 5605(c)(2)(A) of The NASDAQ Stock Market’s listing standards. Mr. Creager is a Certified Public Accountant and has 38 years of public accounting and industry experience. Mr. Creager also serves as the Chairman of the Audit Committee of Mattress Firm, Inc., a publicly held mattress retailer, and as Chairman of the Audit Committee of Houston International Insurance Group, a property and casualty insurer, and is the current Treasurer and a Director of the Texas TriCities Chapter of the NACD. From April 2011 to January 2013, Mr. Creager served as Chairman of the Audit Committee of GeoMet, Inc., an independent natural gas exploration development and production company. His experience includes 27 years as an Assurance Partner and a former Audit Practice Leader of the Houston office of PricewaterhouseCoopers. We believe Mr. Creager’s qualifications to serve on our Board of Directors include his extensive financial experience and his service on other audit committees.

Richard B. Beauchamp. Mr. Beauchamp, 62, has served as a director of the Company since 2006. Mr. Beauchamp is a Certified Public Accountant and has been a General Partner of Norris Taylor & Company, a Certified Public Accounting firm in Fort Smith, Arkansas, since 1980. He has worked in the accounting profession since 1975. Mr. Beauchamp is also a director of Weldon, Williams & Lick, Inc., a specialty printing company, former director of the University of Arkansas Fort Smith Foundation and he serves on the boards of several community and civic organizations. We believe Mr. Beauchamp’s qualifications to serve as a member of our Board of Directors includes his experience as a Certified Public Accountant and years of experience with financial matters.

John M. Simone. Mr. Simone, 53, has served as President, Chief Executive Officer and a director since February 2013. Mr. Simone has over 30 years of leadership experience in the transportation and logistics industry. Prior to joining the Company, Mr. Simone served as President and Chief Executive Officer of LinkAmerica Corporation from August 2011 through December 2012. He was President and Chief Operating Officer of Greatwide Logistics Services, LLC from April 2008 to April 2011, and prior to that he served in various capacities with UPS Freight from 1998-2008, attaining the position of Senior Vice President, Truckload Division. Prior to UPS, Mr. Simone was with Ryder System Inc. from 1982 to 1998 where he held a variety of leadership positions. We believe Mr. Simone’s qualifications to serve on our Board of Directors include his extensive management and leadership experience in the truckload industry and his role as Chief Executive Officer of the Company, which allows the Board of Directors to interface directly with senior management.

William H. Hanna. Mr. Hanna, 54, has served as a director of the Company since 2005. Mr. Hanna has been President of Hanna Oil and Gas Company since 1990 and Chairman of Hanna Oil and Gas Company since 2010. He has worked in the oil and gas industry since 1983. Mr. Hanna is also a director of First National Bank of Fort Smith, Arkansas and is a member of their Audit and Loan Review Committees. Mr. Hanna brings to the Board of Directors demonstrated management ability at senior levels. His position as President of Hanna Oil and Gas Company gives Mr. Hanna critical insights into the operational requirements of a company our size, which we believe qualifies him to serve as a member of our Board of Directors.

James D. Simpson, III. Mr. Simpson, 74, has served as a director of the Company since 2010. Mr. Simpson is an investment banker with Stephens Inc., where he has been employed since 1969. Mr. Simpson brings to the Board of Directors in-depth knowledge of the capital markets, in particular for the transportation sector, which we believe allows him to provide critical insights to the other members of the Board of Directors and qualifies him to serve as a member of our Board of Directors. Mr. Simpson is also a director of various volunteer organizations.

Alexander D. Greene. Mr. Greene, 56, has served as a director of the Company since May 2014. Mr. Greene currently serves as a director of Overseas Shipholding Group, Inc., a public company engaged in transporting crude oil, refined products and gas. Mr. Greene served as Managing Partner and Head of U.S. Private Equity with Brookfield Asset Management from 2005 through 2014. Prior to Brookfield Asset Management, Mr. Greene was Managing Director and co-head of Carlyle Strategic Partners at The Carlyle Group from 2003 to 2005. Previous board service includes Civeo Corporation, a provider of remote workforce accommodations to the oil and gas and mining industries, from October 2014 to January 2015; CWC Well Services Corp., a provider of contract drilling and well services to oil and gas companies in Western Canada, from 2007 to 2014; Longview Fibre Paper & Packaging, a manufacturer of specialty paper and packaging products, from 2007 to 2013; and the Tourette Syndrome Association, from 1999 to 2008. Mr. Greene brings to the Board of Directors over 30 years of experience leading private equity, restructuring and advisory transactions and experience serving on public and private boards, which we believe qualifies Mr. Greene to serve as a member of our Board of Directors.

Vadim Perelman. Mr. Perelman, 32, has served as a director of the Company since May 2014. Mr. Perelman is the founder and has served as the Managing Member and Chief Investment Officer of Baker Street Capital Management, LLC, the investment manager of Baker Street Capital, L.P., (“BSC LP”), a private investment partnership, since its inception in 2009. He also serves as the Managing Member of Baker Street Capital GP, LLC, which serves as the general partner of BSC LP. From August 2007 to September 2009, Mr. Perelman worked as a senior analyst at Force Capital Management, a fundamental value-focused investment fund, where he was responsible for investment idea generation and due diligence across the consumer, industrial and financial sectors. Mr. Perelman served as a director of Xyratex Ltd., a leading provider of data storage technology from April 2013 until its merger with Seagate Technology plc in March 2014. Mr. Perelman also served as a director of Unilens Vision Inc., a licensor, manufacturer and distributor of optical lens products, from April 2011 to October 2013, where he also served as a member of the Audit Committee. Mr. Perelman also served as a director of Tix Corporation, a leading provider of discount ticketing services, from July 2011 to December 2013. Mr. Perelman received his B.A. in Economics and Computer Science from the University of California, Berkeley. We believe Mr. Perelman’s significant investing and capital markets experience, as well as his experience serving as a director of the Company, qualifies him to serve on our Board of Directors. Mr. Perelman was appointed to our Board of Directors pursuant to the Cooperation Agreement dated May 22, 2014, among the Company, Baker Street Capital Management, LLC and certain affiliates and Stone House Capital Management, LLC and certain affiliates. Mr. Perelman will be a nominee for director at the 2015 Annual Meeting pursuant to the Cooperation Agreement dated February 25, 2015, among the Company, Baker Street Capital Management, LLC, and certain affiliates and the Cooperation Agreement dated February 25, 2015, among the Company, Stone House Capital Management, LLC, and certain affiliates.

Thomas M. Glaser. Mr. Glaser, 65, has served as a director of the Company since May 2014. Mr. Glaser has worked as an independent consultant to the truckload industry since 2010, and served as interim Chief Operating Officer of the Company from January 2013 to June 2013. Mr. Glaser served as President and Chief Executive Officer of Arnold Transportation Services, Inc. from July 2008 to March 2010, as well as a board member of Priority Transportation, Inc. from February 2008 to June 2010. Previously, Mr. Glaser held several positions at Celadon Group, Inc. from April 2001 to August 2007, most recently serving as President and Chief Operating Officer. We believe Mr. Glaser’s considerable experience as a senior executive in the transportation industry qualifies him to serve as a member of our Board of Directors. Mr. Glaser was appointed to our Board of Directors pursuant to the Cooperation Agreement dated May 22, 2014, among the Company, Baker Street Capital Management, LLC and certain affiliates and Stone House Capital Management LLC and certain affiliates. Mr. Glaser will be a nominee for director at the 2015 Annual Meeting pursuant to the Cooperation Agreement dated February 25, 2015, among the Company, Baker Street Capital Management, LLC, and certain affiliates and the Cooperation Agreement dated February 25, 2015, among the Company, Stone House Capital Management, LLC, and certain affiliates.

Gary R. Enzor. Mr. Enzor, 52, has served as a director of the Company since September 2014. He is Chairman and Chief Executive Officer of Quality Distribution, Inc. Mr. Enzor has served as Chairman of Quality Distribution, Inc., since August 2013, has served as Chief Executive Officer since June 2007, and as President since November 2005. Mr. Enzor joined Quality Distribution, Inc. in December 2004 as Executive Vice President and Chief Operating Officer, prior to which, Mr. Enzor served as Executive Vice President and Chief Financial Officer of Swift Transportation Company since August 2002. Before joining Swift Transportation Company, Mr. Enzor held executive positions with Honeywell, Dell Computer and AlliedSignal, Inc. (now Honeywell International, Inc.). We believe Mr. Enzor’s considerable experience in and thorough knowledge of the industry qualifies him to serve as a member of our Board of Directors. Mr. Enzor will be a nominee for director at the 2015 Annual Meeting pursuant to the Cooperation Agreement dated February 25, 2015, among the Company, Baker Street Capital Management, LLC, and certain affiliates and the Cooperation Agreement dated February 25, 2015, among the Company, Stone House Capital Management, LLC, and certain affiliates.

Executive Officers

As of December 31, 2014, our executive officers were John M. Simone, Michael K. Borrows, Jeffrey H. Lester, and Russell A. Overla. Biographical information for Mr. Simone is set forth under the heading “Directors” above.

Michael K. Borrows. Mr. Borrows, 46, has served as Executive Vice President and Chief Financial Officer since September 23, 2014. Prior to joining the Company, Mr. Borrows served as Senior Vice President and Managing Director of Pollen, Inc., a worldwide technology-based company that optimizes working capital and does business as C2FO, where he served from 2011 through September 2014. Mr. Borrows served as Senior Partner and Chief Financial Officer of FinEquity Partners, LLC, a management consulting firm to the transportation industry, among others, from 2009 to 2010. From 2006 to February 2009, Mr. Borrows worked at Kansas City Southern Railway Company, ultimately serving as Senior Vice President and Chief Accounting Officer, and prior to his tenure at Kansas City Southern Railway Company, Mr. Borrows worked at BNSF Railway from 1996 through 2006 and served in a variety of key leadership roles, including General Director Finance. Mr. Borrows also serves as a board member and was a past President of the Kansas City chapter of Financial Executives International. Mr. Borrows earned an MBA in Finance at DePaul University Kellstadt Graduate School of Business and is a certified public accountant.

Jeffrey H. Lester. Mr. Lester, 54, has served as Executive Vice President, Risk Management and Safety since he commenced his employment with us in August 2013. Prior to his employment with us, Mr. Lester was the Senior Vice President and Chief Risk Officer at Greatwide Logistics Services, LLC from January 2006 to May 2013.

Russell A. Overla. Mr. Overla, 41, has served as Executive Vice President, Truckload Operations since he commenced his employment with us in June 2013. From 2009 to June 2013, Mr. Overla served as Vice President of Truckload Operations for LinkAmerica Corporation, Vice President, Operations for JBS Carriers and NFI, and Senior Vice President, Operations for Arnold Transportation Services.

There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

Stockholder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms and amendments thereto, we believe that none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis the reports required by Section 16(a), with the exception of Clifton R. Beckham, who inadvertently filed late three reports regarding forfeitures to the Company of shares to satisfy tax withholding obligations in connection with the vesting of restricted stock, exercises of options, and a forfeiture of restricted stock for failure to achieve performance criteria; Russell A. Overla, who inadvertently filed late one report regarding forfeitures to the Company of shares to satisfy tax withholding obligations in connection with the vesting of restricted stock; John M. Simone, who inadvertently filed late one report regarding forfeitures to the Company of shares to satisfy tax withholding obligations in connection with the vesting of restricted stock; and Michael R. Weindel, who inadvertently filed late three reports regarding forfeitures to the Company of shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and a forfeiture of restricted stock for failure to achieve performance criteria.

Code of Ethics

The Company’s Code of Business Conduct and Ethics (“Code of Ethics”), which applies to all directors, officers and team members, and sets forth the conduct and ethics expected of all affiliates and team members of the Company, is available at http://www.usa-truck.com, under the “Corporate Governance” tab of the “Investors” menu. Any amendment to, or waivers of, any provision of the Code of Ethics that apply to USA Truck’s principal executive, financial and accounting officers, or persons performing similar functions, will be posted at that same location on the Company’s website within the required period.

Audit Committee

We have a separately designated standing audit committee. The Audit Committee is comprised of Robert E. Creager (Chairman), Richard B. Beauchamp, Gary R. Enzor and William H. Hanna. The Board of Directors has determined that Robert E. Creager is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K, and meets the independence and financial sophistication requirements set forth in Rule 5605(c)(2)(A) of The NASDAQ Stock Market’s listing standards.

Item 11.	EXECUTIVE COMPENSATION

At December 31, 2014, our Named Executive Officers were John M. Simone, our President and Chief Executive Officer; Jeffrey H. Lester, our Executive Vice President of Risk Management and Safety; Russell A. Overla, our Executive Vice President, Truckload Operations; and Clifton R. Beckham, who served as our Executive Vice President and Chief Financial Officer until September 30, 2014.

Summary Compensation Table

The following table, based on 2014 total compensation, sets forth certain information concerning the compensation for our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Stock Awards (1)(2)($)		Options Awards (1)($)	Nonequity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
John M. Simone (5)	2014	460,008	138,012	(4)	—	575,010	216,000	1,389,030
President and Chief Executive Officer	2013	402,507	362,250		207,255	—	51,000	1,023,012

Jeffrey H. Lester (6)	2014	266,339	77,993	(4)	—	259,992	64,998	669,322
Executive Vice President, Risk Management and Safety	2013	106,330	25,998		—	—	—	132,328

Russell A. Overla (7)	2014	233,654	67,511	(4)	—	225,000	57,250	583,415
Executive Vice President, Truckload Operations	2013	130,385	22,496		—	—	19,750	172,631

Clifton R. Beckham (8)	2014	270,610	—		—	—	75,000	345,610
Former Executive Vice President and Chief Financial Officer	2013	312,500	37,499		—	—	—	349,999

(1)

The amounts shown represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures for service-based vesting conditions. See “Item 8. Financial Statements and Supplementary Data – Note 9: Equity Compensation and Employee Benefits Plans” in this Form 10-K for further discussion of our stock plans and the methods used to account for stock plan activity.

(2)

Awards of restricted stock are subject to vesting conditions, which may include continued employment, performance or other criteria. The amounts set forth have been calculated assuming all increments will vest, and the shares awarded have been valued at the grant date fair value.

(3)

In February 2014, the Executive Compensation Committee adopted the 2014 Management Bonus Plan (the “Bonus Plan”), consisting of cash and equity awards. Bonus Plan participants were paid a cash percentage and an equity percentage of their base salaries corresponding with the achievement of certain levels of 2014 pretax income. Pursuant to the Bonus Plan, Mr. Simone was eligible to receive between 25% and 125% of his base salary, and Messrs. Lester and Overla were eligible to receive between 20% and 100% of their respective base salaries, depending on the applicable level of consolidated 2014 pretax income achieved, if any. On February 12, 2015, the Executive Compensation Committee determined that the 2014 pretax income targets had been achieved at the 125% level for Mr. Simone, and the 100% level for each of Messrs. Lester and Overla.

(4)

Participants in the Bonus Plan also were eligible to receive equity awards consisting of restricted stock. Each applicable level of consolidated 2014 pretax income corresponded to a percentage bonus opportunity. Pursuant to the Plan, Messrs. Simone, Lester and Overla, were eligible to receive between 10% and 30% of their respective base salaries in equity, depending on the applicable level of consolidated 2014 pretax income achieved, if any. On January 22, 2015, the Executive Compensation

Committee determined that the 2014 pretax income targets had been achieved at the 30% level for Mr. Simone and the 30% level of each of Messrs. Lester and Overla. The percentage was multiplied by base salary and that amount was divided by the closing price of our common stock on January 22, 2015, which was $29.61, to determine the number of shares to be awarded. Accordingly, Mr. Simone was granted 4,661 shares of restricted stock, Mr. Lester was granted 2,634 shares of restricted stock, and Mr. Overla was granted 2,280 shares of restricted stock. The equity awards will vest one-fourth each year beginning on the anniversary of the date of grant, conditioned on continued employment and certain other forfeiture provisions, and were issued from the Company’s 2014 Omnibus Incentive Plan.

(5)

In February 2013, in connection with his appointment as President and Chief Executive Officer, John M. Simone entered into an employment agreement with the Company, which provides for (i) an annual base salary of $460,000, (ii) a grant of 75,000 shares of restricted stock, to vest in equal 25% installments over four years, beginning February 18, 2014, conditioned on continued employment and certain other forfeiture provisions and (iii) a grant of non-qualified stock options valued at $75,000 using a Black-Scholes model as determined by the Company with an exercise price of $4.83, which was the closing price of the Company’s common stock on February 19, 2013, to vest in equal 25% installments over four years, beginning February 18, 2014, conditioned on continued employment and certain other forfeiture provisions. Mr. Simone’s employment agreement provides for monthly severance payments in an amount equal to Mr. Simone’s then-current base salary for a period of twelve months if the Company terminates Mr. Simone’s employment without cause. Mr. Simone, as a participant in our Retention Bonus Plan, was eligible to receive a retention bonus equal to 25% of his annualized base salary, plus an additional $150,000, determined by the Executive Compensation Committee to be reasonable in light of his ultimate responsibility for supervising the overall execution of the turnaround plan. We paid Mr. Simone $50,000 in December 2013, and we paid Mr. Simone the remaining $215,000 in April 2014.

(6)

In August 2013, Mr. Lester was granted 4,248 shares of restricted stock, the value of which was based on the closing price of our common stock on August 5, 2013, which was $6.12. The grant vests in equal 25% installments over four years, beginning August 5, 2014, and continuing through and including August 5, 2017, conditioned on continued employment and certain other forfeiture provisions. As a participant in our Retention Bonus Plan, Mr. Lester was eligible to receive a retention bonus equal to 25% of his annualized base salary, or $64,998, which we paid in April 2014.

(7)

In June 2013, Mr. Overla was granted 3,515 shares of restricted stock, the value of which was based on the closing price of our common stock on June 4, 2013, which was $6.40. The grant vests in equal 25% installments over four years, beginning June 4, 2014, and continuing through and including June 4, 2017, conditioned on continued employment and certain other forfeiture provisions. As a participant in our Retention Bonus Plan, Mr. Overla was eligible to receive a retention bonus equal to 25% of his annualized base salary, or $56,250, which we paid in April 2014.

(8)

Mr. Beckham, who served as our Executive Vice President and Chief Financial Officer through September 30, 2014, received an annualized base salary of $300,000. Mr. Beckham received this salary through September 30, 2014. In addition, in connection with his separation from the Company, Mr. Beckham was paid an additional $25,000 for his services in the month of September and was entitled to retain the $75,000 paid to Mr. Beckham in April 2014 in connection with our Retention Bonus Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding exercisable and unexercisable option awards as of the end of fiscal year 2014. The following table also sets forth information concerning outstanding stock awards as of the end of fiscal year 2014 that had been granted but that had not yet vested and had not yet been earned. For this purpose, an “unearned” award is one for which it has not yet been determined whether the applicable performance goals will be met.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
John M. Simone	10,727	(1)			4.83	02/18/2023
			10,727	(2)	4.83	02/18/2023
			10,727	(3)	4.83	02/18/2023
			10,729	(4)	4.83	02/18/2023
							56,250	(5)	1,597,500	(6)
Jeffrey H. Lester							3,186	(7)	90,482	(6)
Russell A. Overla							2,636	(8)	74,862	(6)
Clifton R. Beckham (9)

(1)	Options had a vesting date of 02/18/14.
(2)	Options have a vesting date of 02/18/15.
(3)	Options have a vesting date of 02/18/16.
(4)	Options have a vesting date of 02/18/17.
(5)

The restricted stock shown in this table is based upon the grant of restricted stock Mr. John Simone on February 18, 2013 in connection with his appointment as President and CEO. His restricted shares of common stock will vest in annual increments of one-fourth beginning February 18, 2014 and continuing through and including February 18, 2017.

(6)

The market value of shares of unvested, unearned restricted stock is equal to the product of the closing market price of our common stock at the most recent fiscal year end and the number of unvested, unearned shares. The closing market price of our common stock was $28.40 on December 31, 2014.

(7)

The restricted stock shown in this table is based upon the grant of restricted stock Mr. Jeff Lester on August 5, 2013 in connection with his appointment as Executive Vice President, Risk Management and Safety. His restricted shares of common stock will vest in annual increments of one-fourth beginning August 5, 2014 and continuing through and including August 5, 2017.

(8)

The restricted stock shown in this table is based upon the grant of restricted stock Mr. Russell Overla on June 4, 2013 in connection with his appointment as Executive Vice President, Truckload Operations. His restricted shares of common stock will vest in annual increments of one-fourth beginning June 4, 2014 and continuing through and including June 4, 2017.

(9)

Mr. Beckham resigned his position as Executive Vice President and Chief Financial Officer, effective September 30, 2014. At December 31, 2014, all outstanding equity awards previously granted to Mr. Beckham had been forfeited.

Director Compensation

The following table sets forth information concerning compensation for the last fiscal year for our nonemployee directors.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards	Stock Awards ($)		Total ($)
Robert A. Peiser	60,750	—	59,984	(2)	120,734
Terry A. Elliott (3)	47,552	—	24,997	(4)	72,549
William H. Hanna	51,500	—	24,997	(4)	76,497
Richard B. Beauchamp	50,500	—	24,997	(4)	75,497
James D. Simpson, III	32,000	—	24,997	(4)	56,997
Robert E. Creager	45,250	—	24,997	(4)	70,247
Vadim Perelman	21,000	—	—		21,000
Thomas M. Glaser	17,500	—	—		17,500
Alexander D. Greene	18,500	—	34,994	(5)	53,494
Gary R. Enzor	2,448	—	34,986	(6)	37,434

(1)	Represents fees earned based on meetings held during 2014.
(2)	Mr. Peiser was granted 3,705 shares of restricted stock May 23, 2014, which will vest on the date of the 2015 Annual Meeting.
(3)	Effective September 18, 2014, Mr. Elliott resigned as a member of the Board of Directors and all committees thereof.
(4)	Messrs. Elliott, Hanna, Beauchamp, Simpson, and Creager were each granted 1,544 shares of restricted stock on May 23, 2014, which will vest on the date of the 2015 Annual Meeting.
(5)	Mr. Greene was granted 2,078 shares of restricted stock on May 29, 2014, which will vest on the date of the 2015 Annual Meeting.
(6)	Mr. Enzor was granted 2,020 shares of restricted stock on September 18, 2014, which will vest on the date of the 2015 Annual Meeting.

From January 1, 2014, to July 29, 2014, each nonemployee, non-chair director was paid an annual cash retainer of $25,000, and a $25,000 equity retainer consisting of restricted shares of the Company’s common stock. The Chairman was paid an annual cash retainer of $45,000, and a $60,000 annual equity retainer consisting of restricted shares of the Company’s common stock. All shares granted shall vest on the date of the 2015 Annual Meeting. The equity awards to all nonemployee directors are determined based on the closing price of the Company’s common stock on the date of the grant, May 23, 2014, and are subject to certain acceleration and forfeiture provisions. Nonemployee directors did not receive per-meeting fees for attending Board meetings, but did receive fees for attending committee meetings.

From January 1, 2014, to July 29, 2014, the Chairman of the Audit Committee was paid an annual cash retainer of $7,500, in addition to a $5,000 cash annual retainer paid to all members of the Audit Committee. Audit Committee members were also paid a fee of $500 per Audit Committee meeting attended in person and $250 per meeting attended via teleconference. The Chairman of the Executive Compensation Committee was paid an annual cash retainer of $2,000, in addition to a $1,000 annual cash retainer paid to all members of the Executive Compensation Committee. Executive Compensation Committee members were also paid a fee of $500 per Executive Compensation Committee meeting attended in person and $250 per meeting attended via teleconference. The Chairman of the Nominating and Corporate Governance Committee was paid an annual cash retainer of $2,000, in addition to a $2,000 annual cash retained paid to all members of the Nominating and Corporate Governance Committee. No member of the Nominating and Corporate Governance Committee were paid a fee for attending meetings of the Nominating and Corporate Governance Committee.

Effective July 29, 2014, the annual cash retainers for our nonemployee, non-chair directors was increased to $35,000. The annual cash retainer for our Chairman was increased to $55,000. The annual cash retainers for the Chairmen of the Executive Compensation Committee and Nominating and Corporate Governance Committee were increased to $5,000 each.

Directors who are our employees do not receive compensation for Board or committee service.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to each of our current directors, each executive officer named in the Summary Compensation Table, and all current directors and executive officers as a group, including the beneficial ownership of our common stock as of February 20, 2015 for each individual and the group. The table also lists the name, address and share ownership information for all stockholders known to us to own, directly or indirectly, more than 5% of the outstanding shares of common stock, our only class of voting securities, as of February 20, 2015. Each person named in the table, unless otherwise indicated, has sole voting and investment power with respect to the shares indicated as being beneficially owned by him or it.

			Common Stock Beneficially Owned
Name and (if applicable) Address	Age	Director Since	Number of Shares*		Percent of Class
Directors:

John M. Simone	53	2013	104,949	(1)	1.0%
James D. Simpson, III	74	2010	10,557	(2)	**
William H. Hanna	54	2005	51,874	(2)(3)	**
Richard B. Beauchamp	62	2006	10,710	(2)	**
Robert A. Peiser	66	2012	43,438	(4)	**
Robert E. Creager	66	2012	9,158	(2)	**
Vadim Perelman	32	2014	—	(2)	**
Thomas M. Glaser	65	2014	—	(2)	**
Alexander D. Greene	56	2014	2,078	(2)	**
Gary R. Enzor	52	2014	2,020	(2)	**

Named Executive Officers (Excluding Persons Named Above):

Jeffrey H. Lester	54	2013	10,482	(2)	**
Russell A. Overla	41	2013	9,042	(2)	**
Clifton R. Beckham	43	—	3,894	(5)	**

All Current Directors and Executive Officers as a Group (14 Persons)			299,694	(6)	2.9%

Beneficial Owners of More Than 5% of Outstanding Common Stock (Excluding Persons Named Above):

Stone House Capital Management, LLC, SH Capital Partners, L.P., and Mark Cohen 950 Third Avenue, 17th Floor, New York, New York 10022			1,550,000	(7)	14.7%
Baker Street Capital L.P., Baker Street Capital Management, LLC, Baker Street Capital GP, LLC, and Vadim Perelman 12400 Wilshire Blvd. Suite 940, Los Angeles, California 90025			1,400,000	(8)	13.3%
Knight Transportation, Inc., and Knight Capital Growth LLC 5601 West Buckeye Road, Phoenix, Arizona 85043			944,517	(9)	9.0%
Dimensional Fund Advisors LP Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746			845,021	(10)	8.0%
James B. Speed 2323 So. 40th Street, Fort Smith, Arkansas 72903			720,063	(11)	6.8%

*	All fractional shares (which were acquired through participation in our Employee Stock Purchase Plan) have been rounded down to the nearest whole share.
**	The amount represents less than 1% of the outstanding shares of common stock.

(1)

Mr. Simone has voting and dispositive power with respect to 104,949 shares that he beneficially owns. Of those 104,949 shares (a) 28,634 shares are held of record by Simone Family Trust, (b) 54,861 are held of record by Mr. Simone himself, and (c) 21,454 shares are those Mr. Simone has the right to acquire pursuant to options presently exercisable or exercisable within 60 days following February 20, 2015.

(2)	The beneficial owner has no shares under options that are presently exercisable or that are exercisable within 60 days following February 20, 2015.
(3)

Mr. Hanna has voting and dispositive power with respect to 51,874 shares that he beneficially owns. Of those 51,874 shares (a) 12,300 shares are held of record by Hanna Family Investments LP, (b) 21,000 shares are held of record by Hanna Oil and Gas Company, (c) 11,830 shares are held of record in a revocable trust of which he is trustee, and (d) 5,200 shares are held of record in an irrevocable trust of which he is trustee, and (e) 1,544 shares are held of record by Mr. Hanna himself.

(4)

Mr. Peiser has voting and dispositive power with respect to 43,438 shares that he beneficially owns. Of those 43,438 shares (a) 12,197 shares are held of record in a revocable trust of which he is trustee, (b) 25,511 shares are held of record by Mr. Peiser himself, and (c) 5,730 shares are those Mr. Peiser has the right to acquire pursuant to options presently exercisable or exercisable within 60 days following February 20, 2015.

(5)	Effective September 30, 2014, Mr. Beckham resigned his position as Executive Vice President and Chief Financial Officer, upon which, Mr. Beckham forfeited all unvested restricted stock.
(6)

The other executive officers are Michael R. Weindel and Michael K. Borrows. Mr. Weindel beneficially owns 39,344 shares of common stock, which includes 417 shares of common stock Mr. Weindel has the right to acquire pursuant to options presently exercisable or exercisable within 60 days following February 20, 2015. Mr. Borrows beneficially owns 6,042 shares of common stock, of which none are under options that are presently exercisable or exercisable within 60 days following February 20, 2015.

(7)

This information is based solely on a report on Schedule 13D filed with the SEC on May 27, 2014, by Stone House Capital Management, LLC, SH Capital Partners, L.P., Mark Cohen, Baker Street Capital L.P., Baker Street Capital Management, LLC, Baker Street Capital GP, LLC, and Vadim Perelman. Stone House Capital Management, LLC has sole voting power with respect to no shares, shared voting power with respect to 1,550,000 shares, sole dispositive power with respect to no shares and shared dispositive power with respect to 1,550,000 shares. SH Capital Partners, L.P., has sole voting power with respect to 1,550,000 shares, shared voting power with respect to no shares, sole dispositive with respect to 1,550,000 shares and shared dispositive power with respect to no shares. Mark Cohen has sole voting power with respect to no shares, shared voting power with respect to 1,550,000 shares, sole dispositive power with respect to no shares and shared dispositive power with respect to 1,550,000 shares. Information is as of May 22, 2014.

(8)

This information is based solely on a report on Schedule 13D filed with the SEC on May 27, 2014, by Baker Street Capital L.P., Baker Street Capital Management, LLC, Baker Street Capital GP, LLC, Vadim Perelman, Stone House Capital Management, LLC, SH Capital Partners, L.P., and Mark Cohen. Baker Street Capital L.P., has sole voting power with respect to 1,400,000 shares, shared voting power with respect to no shares, sole dispositive power with respect to 1,400,000 shares and shared dispositive power with respect to no shares. Baker Street Capital Management, LLC has sole voting power with respect to 1,400,000 shares, shared voting power with respect to no shares, sole dispositive with respect to 1,400,000 and shared dispositive power with respect to no shares. Baker Street Capital GP, LLC, has sole voting power with respect to 1,400,000 shares, shared voting power with respect to no shares, sole dispositive power with respect to 1,400,000 shares, and shared dispositive power with respect to no shares. Vadim Perelman has sole voting power with respect to 1,400,000 shares, shared voting power with respect to no shares, sole dispositive power with respect to 1,400,000 shares and shared dispositive power with respect to no shares. Information is as of May 22, 2014.

(9)

This information is based solely on a report on Schedule 13D/A filed with the SEC on January 7, 2015. Knight Transportation, Inc. and Knight Capital Growth LLC, have sole voting power with respect to no shares, shared voting power with respect to 944,517 shares, sole dispositive power with respect to no shares and shared dispositive power with respect to 944,517 shares. Information is as of January 5, 2015.

(10)

This information is based solely on a report on Schedule 13G/A filed with the SEC on February 5, 2015, which indicates that Dimensional Fund Advisors LP, an investment advisor, has sole voting power with respect to 818,514 shares, shared voting power with respect to no shares, sole dispositive power with respect to all 845,021 shares and shared dispositive power with respect to no shares. Information is as of December 31, 2014.

(11)

With respect to the shares owned directly by Mr. Speed, this information is based on information provided by Mr. Speed’s brokers. With respect to the shares owned by Mr. Speed’s wife and shares held for the benefit of his daughter, the information is based solely on a Schedule 13G/A filed with the SEC on March 4, 2013. Mr. Speed has sole voting and dispositive power with respect to all 720,063 shares and shared voting and dispositive power with respect to no shares. The amount shown does not include (a) 66,823 shares of common stock held by Mr. Speed’s wife (of which Mr. Speed disclaims beneficial ownership) and (b) 17,669 shares of common stock held in a trust (of which Mr. Speed’s wife is trustee) for the benefit of his daughter (of which Mr. Speed disclaims beneficial ownership). Information is as of December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2014, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	64,636	(1)	6.60	(2)	480,354	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		—

Total	64,636		$6.60		480,354

(1)

Includes only common stock subject to outstanding stock options and does not include: (i) 15,925 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices and (ii) 96,975 unvested shares of restricted stock, which will vest in annual increments, and which do not require the payment of exercise prices.

The above 112,900 shares exclude 11,944 shares from layers 5-7 of performance based restricted stock which have been deemed to be forfeit in prior years. Such forfeitures will become effective in varying amounts in April of 2015 through 2017.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.
(3)

The 480,354 shares that remain available for future grants may be granted as stock options under our 2014 Omnibus Incentive Plan, or alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Transactions

We have a long-standing written policy of not making loans to our officers, directors or affiliates. Our policy further prohibits entering into leases, equipment purchase agreements or other contracts with our officers, directors or affiliates unless the Board, and the disinterested members of the Board, so approve upon the Audit Committee’s recommendation, after the Audit Committee has determined that the transaction is reasonable, in the best interest of USA Truck and on terms no less favorable than could be obtained from an unrelated third party. Since January 1, 2013, there were no transactions involving a “related person,” as that term is defined in Item 401(a) of Regulation S-K, identified in the responses to the annual questionnaire sent to each director and executive officer of the Company, or otherwise known to the Audit Committee or to the Company, except that Thomas M. Glaser, who served as a director during 2014, served as our interim Chief Operating Officer from January 2013 to June 2013, for which we paid him approximately $202,000.

Director Independence

In determining the independence of its directors, the Board relies on the standards set forth in SEC regulatory and the NASDAQ Stock Market’s listing standards, including NASDAQ Rule 5605(a)(2). To be considered independent under such standard, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board considers, among other things, whether a director is a current or former employee of the Company. Annually, counsel to the Company reviews the Board of Directors’ approach to determining director independence and recommends changes as appropriate.

Consistent with these considerations, the Board of Directors has determined that, during 2014, all of our directors, with the exception of Mr. John M. Simone, who was our President and CEO, and Thomas M. Glaser, who served as our interim Chief Operating Officer from January 2013 to June 2013, were independent directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional services rendered by our principal accountant, Grant Thornton LLP, for the years ended December 31, 2014 and 2013 for the audit of the Company’s consolidated financial statements and fees billed for other services rendered.

	2014	2013
Audit Fees (a)	$382,200	$240,000

Other Fees:
Audit-Related Fees (b)	—	—
Tax Fees (c)	—	—
All Other Fees (d)	—	—

(a)

Fees and expenses for (i) the integrated audit of the consolidated financial statements included in our Annual Reports on Form 10-K and internal control over financial reporting for 2014; (ii) the reviews of the interim consolidated financial information included in our Quarterly Reports on Form 10-Q; (iii) consultations concerning financial accounting and reporting; and (iv) reviews of documents filed with the SEC and provision of related consents.

(b)	Fees and expenses paid to our principal accountant for services reasonably related to the performance of the audit or review of our financial statements that are not reported under “audit fees.”
(c)	Fees and expenses paid to our principal accountant for (i) tax compliance; (ii) tax planning; and (iii) tax advice.
(d)	Fees and expenses paid to our principal accountant for services other than audit fees, audit-related fees, and tax fees.

The Audit Committee selects the firm that performs the integrated audit of our consolidated financial statements and internal control over financial reporting, determines the compensation of that firm and pre-approves all services of any type that firm renders to us. The Audit Committee has been informed of the types of services Grant Thornton LLP rendered to us and has determined that, in providing those services, Grant Thornton LLP has maintained its independence as to us. The Audit Committee has a written policy for the pre-approval of the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair their independence. The Audit Committee pre-approves the engagement terms and fees of annual audit services, and any changes in such terms and fees resulting from changes in audit scope, our structure or other matters. The Audit Committee may also grant pre-approval for other audit services, audit-related services (which include assurance and related services that are reasonably related to the audit or review of our consolidated financial statements and that are traditionally performed by the independent auditor) and tax services. Each pre-approval, unless earlier withdrawn or modified by the Audit Committee, has a term of twelve months, unless the Audit Committee specifically provides for a different period. The pre-approval policy also contains a non-exclusive list of prohibited non-audit services that may not be performed by our independent registered public accounting firm, and provides that permissible non-audit services classified as “all other services” must be separately pre-approved by the Audit Committee. The Audit Committee did not approve any services pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated under the Exchange Act, which permits the waiver of the pre-approval requirements in certain circumstances.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a) The following documents are filed as a part of this report:

1.	Financial statements.

	The following financial statements of the Company are included in Part II, Item 8 of this report:

	Consolidated Balance Sheets as of December 31, 2014 and 2013	38

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012	39

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	40

	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	41

	Notes to Consolidated Financial Statements	42

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

10.01

Revolving Credit Agreement, dated August 24, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and PNC Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2012).

10.02

First Amendment to Loan Documents, dated March 14, 2014, among the Company, International Freight Services, Inc., Wells Fargo Bank, National Association, as administrative agent and a lender, and PNC Bank, National Association, as a lender (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).

10.03*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).

10.04*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2011).

10.05*

Employment Agreement dated February 11, 2013, by and between the Company and John M. Simone (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.06*		Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.07*		Retention Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2013).

10.08*		Management Severance Plan (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2013).

10.09*		USA Truck, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission April 25, 2014).

10.10*		2014 Management Bonus Plan – Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014)

10.11*		2014 Management Bonus Plan – Executive Group (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014)

10.12

Voting Agreement, dated as of February 4, 2014, by and among the Company, Knight Transportation, Inc., and Knight Capital Growth LLC (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014).

10.13

Standstill Agreement, dated as of February 4, 2014, by and between the Company, Knight Transportation, Inc., and Knight Capital Growth, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014).

10.14

Cooperation Agreement, dated as of May 22, 2014, by and among USA Truck and the Investors party thereto (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2014).

10.15

Separation Agreement, dated as of August 6, 2014, by and between USA Truck, Inc., and Clifton R. Beckham (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014)

21		The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the fiscal year ended December 31, 2014.

23.1	#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.01	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	±	XBRL Instance Document.

101.SCH	±	XBRL Taxonomy Extension Schema Document.

101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan, contract or arrangement.
#	Filed herewith.
±	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ John M. Simone
John M. Simone
President and Chief Executive Officer

Date: March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Peiser Robert A. Peiser	Chairman of the Board and Director	March 6, 2015

/s/ John M. Simone John M. Simone	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015

/s/ Michael K. Borrows Michael K. Borrows	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2015

/s/ Joseph M. Kaiser Joseph M. Kaiser	Vice President and Corporate Controller (Principal Accounting Officer)	March 6, 2015

/s/ Gary R. Enzor Gary R. Enzor	Director	March 6, 2015

/s/ William H. Hanna William H. Hanna	Director	March 6, 2015

/s/ James D. Simpson, III James D. Simpson, III	Director	March 6, 2015

/s/ Richard B. Beauchamp Richard B. Beauchamp	Director	March 6, 2015

/s/ Robert E. Creager Robert E. Creager	Director	March 6, 2015

/s/ Alexander D. Greene Alexander D. Greene	Director	March 6, 2015

/s/ Vadim Perelman Vadim Perelman	Director	March 6, 2015

/s/ Thomas Glaser Thomas Glaser	Director	March 6, 2015