Form 10-Q
period 2015-03-31
USA TRUCK INC
filed 2015-05-08
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-35740

USA TRUCK, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0556971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Industrial Park Road Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

479-471-2500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of April 28, 2015, was 10,635,441.

USA TRUCK, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$939	$205
Accounts receivable, net of allowance for doubtful accounts of $1,001 and $1,020, respectively	70,069	76,825
Inventories	1,853	1,863
Assets held for sale	2,140	3,536
Deferred income taxes	2,909	7,707
Prepaid expenses and other current assets	19,419	17,318

Total current assets	97,329	107,454

Property and equipment:
Land and structures	31,641	31,596
Revenue equipment	348,337	348,216
Service, office and other equipment	17,052	16,648

Property and equipment, at cost	397,030	396,460
Accumulated depreciation and amortization	(186,529)	(182,724)

Property and equipment, net	210,501	213,736
Other assets	364	658

Total assets	$308,194	$321,848

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,621	$23,582
Current portion of insurance and claims accruals	10,631	10,230
Accrued expenses	10,172	8,252
Current maturities of long-term debt and capital leases	19,742	24,048

Total current liabilities	62,166	66,112
Deferred gain	588	589
Long-term debt and capital leases, less current maturities	86,429	93,464
Deferred income taxes	42,401	46,688
Insurance and claims accruals, less current portion	9,647	9,647

Total liabilities	201,231	216,500
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 11,970,357 shares, and 11,873,071 shares, respectively	120	119
Additional paid-in capital	66,348	65,850
Retained earnings	62,198	61,082
Less treasury stock, at cost (1,340,438 shares, and 1,340,438 shares, respectively)	(21,703)	(21,703)

Total stockholders’ equity	106,963	105,348

Total liabilities and stockholders’ equity	$308,194	$321,848

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Operating revenue	$132,887	$145,489

Operating expenses:
Salaries, wages and employee benefits	37,872	35,839
Fuel expense	17,978	33,003
Depreciation and amortization	10,671	11,455
Insurance and claims	6,194	5,984
Operations and maintenance	12,140	13,062
Purchased transportation	38,770	41,250
Operating taxes and licenses	1,320	1,446
Communications and utilities	863	1,039
Gain on disposal of assets	(503)	(343)
Other	3,991	3,797

Total operating expenses	129,296	146,532

Operating income (loss)	3,591	(1,043)

Other expenses (income):
Interest expense, net	630	711
Defense costs	—	365
Loss on extinguishment of debt	750	—
Other, net	202	64

Total other expenses, net	1,582	1,140

Income (loss) before income taxes	2,009	(2,183)
Income tax expense (benefit)	893	(594)

Net income (loss) and comprehensive income (loss)	$1,116	$(1,589)

Net income (loss) per share information:
Average shares outstanding (basic)	10,395	10,339

Basic earnings (loss) per share	$0.11	$(0.15)

Average shares outstanding (diluted)	10,516	10,339

Diluted earnings (loss) per share	$0.11	$(0.15)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	11,873	$119	$65,850	$61,082	$(21,703)	$105,348
Exercise of stock options	21	—	104	—	—	104
Excess tax benefit from exercise of stock options	—	—	433	—	—	433
Share-based compensation	—	—	226	—	—	226
Restricted stock award grant	84	1	(1)	—	—	—
Net share settlement related to restricted stock vesting	(8)	—	(264)	—	—	(264)
Net income	—	—	—	1,116	—	1,116

Balance at March 31, 2015	11,970	$120	$66,348	$62,198	$(21,703)	$106,963

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$1,116	$(1,589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,671	11,455
Provision for doubtful accounts	17	113
Deferred income taxes, net	510	—
Share-based compensation	226	116
Gain on disposal of assets, net	(503)	(343)
Loss on extinguishment of debt	750	—
Other	(2)	1
Changes in operating assets and liabilities:
Accounts receivable	6,739	(12,585)
Inventories and prepaid expenses	(2,841)	(1,855)
Accounts payable and accrued liabilities	2,167	9,447
Insurance and claims accruals	550	988
Other long-term assets and liabilities	294	—

Net cash provided by operating activities	19,694	5,748

Investing activities:
Capital expenditures	(11,678)	(2,959)
Proceeds from sale of property and equipment	6,196	3,853
Change in other assets, net	—	7

Net cash (used in) provided by investing activities	(5,482)	901

Financing activities:
Borrowings under long-term debt	108,736	22,895
Payments on long-term debt	(112,236)	(21,795)
Payments on capitalized lease obligations	(7,507)	(5,194)
Net increase in bank drafts payable	(2,409)	(2,101)
Excess tax benefit from exercise of stock options	433	—
Principal payments on note payable	(335)	(339)
Net payments on stock-based awards	(160)	(123)

Net cash used in financing activities	(13,478)	(6,657)

Increase (Decrease) in cash	734	(8)
Cash:
Beginning of period	205	14

End of period	$939	$6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$570	$857
Income taxes	55	163
Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	238	7,296

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million. The note receivable bears interest at an annual rate of 7.0%, matures in five years and has scheduled principal and interest payments based on a 30-year amortization schedule. A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in November 2015. Accordingly, the Company deferred the approximate $0.7 million of gain on the sale of this facility, and records this gain into earnings as payments on the note receivable are received. The Company believes that the note receivable balance at March 31, 2015, in the approximate amount of $1.9 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable and is included in the accounts receivable, net in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2015, and 2014 the Company recognized approximately $2,000, respectively, of this gain.

NOTE 3 – SHARE-BASED COMPENSATION

In May 2014, the Company’s stockholders approved the USA Truck, Inc. 2014 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants. At March 31, 2015, 396,053 shares were available for future options or other equity awards under the Incentive Plan.

In January 2015, the Executive Compensation Committee approved a Long Term Incentive Plan (the “2015 LTIP”) under which participants, including executives and other key management personnel, are eligible to receive long-term equity awards in the form of restricted stock. In January 2015, the 2015 LTIP participants received grants of restricted stock, a portion of which are subject to time-based vesting, in 25% increments over four years beginning on the first anniversary of the grant date, and a portion of which are subject to performance-based vesting upon achievement of certain levels of return on invested capital over a three-year performance period.

In March 2015, the Executive Compensation Committee approved a Management Bonus Plan (the “2015 Bonus Plan”), pursuant to which members of senior management are eligible to receive incremental cash bonuses upon achievement of certain performance targets. For certain members of senior management, excluding the Company’s President and Chief Executive Officer, one-half of the cash bonus opportunity depends on achievement of consolidated Company goals, and one-half of the cash bonus opportunity depends on achievement of departmental or individual goals established by the President and Chief Executive Officer. For the President and Chief Executive Officer, the cash bonus opportunity depends on the achievement of consolidated Company goals.

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

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating revenue
Trucking revenue (1)	$96,402	$102,914
Trucking intersegment eliminations	(615)	(148)

Trucking operating revenue	95,787	102,766
SCS revenue	38,671	45,252
SCS intersegment eliminations	(1,571)	(2,529)

SCS operating revenue	37,100	42,723

Total operating revenue	$132,887	$145,489

(1)	Includes foreign revenue of $11.8 million and $14.8 million for the three months ended March 31, 2015 and 2014, respectively.

A summary of operating income (loss) by segment is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating income (loss)
Trucking	$615	$(6,120)
SCS	2,976	5,077

Total operating income (loss)	$3,591	$(1,043)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation and amortization
Trucking	$10,613	$11,406
SCS	58	49

Total depreciation and amortization	$10,671	$11,455

NOTE 5 – ASSETS HELD FOR SALE

Assets held for sale as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Revenue equipment assets held for sale	$2,140	$3,536

As of March 31, 2015 and December 31, 2014, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next twelve months.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Salaries, wages and employee benefits	$6,008	$7,043
Federal and state tax accruals	3,186	186
Other	978	1,023

Total accrued expenses	$10,172	$8,252

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit agreement	$67,500	$71,000
Other	562	896

Total debt	68,062	71,896
Less current maturities	(562)	(896)

Long-term debt, less current maturities	$67,500	$71,000

CREDIT FACILITY

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under its prior credit facility and terminated such facility.

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that is set at 0.50% through May 31, 2016 and adjusted quarterly thereafter between 0.25% and 1.00% based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that is set at 1.50% through May 31, 2016 and adjusted quarterly thereafter between 1.25% and 2.00% based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, with the notable exclusion of any real estate or revenue equipment financed outside the Credit Facility. Additionally, the Company recognized charges in the first quarter of 2015 of $0.8 million resulting from the replacement of its previous credit facility representing the write-off of the unamortized deferred financing fees associated with the previous credit facility.

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

The Company had no overnight borrowings under the Credit Facility at March 31, 2015. The average interest rate including all borrowings made under the Credit Facility as of March 31, 2015 was 1.74%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of March 31, 2015, the Company had outstanding $6.2 million in letters of credit and had approximately $96.3 million available under the Credit Facility.

NOTE 8 – LEASES AND COMMITMENTS

CAPITAL LEASES

USA Truck leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
March 31, 2015	$62,763	$23,267	$39,496
December 31, 2014	75,188	27,770	47,418

The Company has capitalized lease obligations relating to revenue equipment of $38.0 million, of which $19.1 million represents the current portion. Such leases have various termination dates extending through August 2018 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 1.6% to 3.1% as of March 31, 2015. The lease agreements require payment of property taxes, maintenance and operating expenses. The Company has entered into various long-term financing agreements of approximately $0.1 million for the purchases of information technology related hardware, which bear interest ranging from 3.1% to 4.5%. Amortization of capital leases was $2.7 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $1.3 million for the three months ended March 31, 2015 and 2014, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in operations and maintenance expense, while rent expense relating to office equipment is included in other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2015, the Company has entered into leases with lessors who do not participate in the Credit Facility. Currently, such leases do not contain cross-default provisions with the Credit Facility.

As of March 31, 2015, the future minimum payments under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2015	2016	2017	2018	2019	Thereafter
Capital leases	$20,160	$16,733	$1,155	$1,911	$—	$—
Operating leases	4,082	3,654	3,581	2,463	10	236

OTHER COMMITMENTS

As of March 31, 2015, the Company had no commitments for purchases of non-revenue equipment and commitments of approximately $36.7 million for purchases of revenue equipment, of which none is cancellable. The Company anticipates taking delivery of these purchases throughout the remainder of 2015.

NOTE 9 – INCOME TAXES

During the three months ended March 31, 2015 and 2014, effective tax rates were 44.4% and 27.2%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for the Company’s drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits costs are slightly lower, and effective income tax rates are higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on the Company’s effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

The Company accounts for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. In that regard, the Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. Periods subject to examination for the Company’s federal returns are the 2011, 2012 and 2013 tax years. Management believes that the Company’s income tax filing positions and deductions will be sustained on examination and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. In conjunction with the foregoing, the Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. No unrecognized tax benefits have been recorded as of March 31, 2015.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss)	$1,116	$(1,589)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	10,395	10,339
Effect of dilutive securities:
Employee stock options and restricted stock	121	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	10,516	10,339

Basic earnings (loss) per share	$0.11	$(0.15)

Diluted earnings (loss) per share	$0.11	$(0.15)

Weighted average anti-dilutive employee stock options and restricted stock	39	11

NOTE 11 – LEGAL PROCEEDINGS

USA Truck is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. Though it is the opinion of management that these claims are immaterial to the Company’s long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company’s condensed consolidated financial statements in any given reporting period.

NOTE 12 – NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Item 2, statements relating to future insurance and claims experience, future driver market, future driver compensation, future ability to recruit and retain drivers, future acquisitions and dispositions of revenue equipment, future revenue equipment prices, future profitability, future pricing rates, future fuel efficiency, future ability to execute the improvement plan, future fuel prices, future ability to recover costs through the fuel surcharge program, future employee benefits costs, future purchased transportation expense, future operations and maintenance costs, future depreciation and amortization expense, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

References to the “Company,” “we,” “us,” “our” or similar terms refer to USA Truck, Inc. and its subsidiary.

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

The key statistics used to evaluate trucking revenue, net of fuel surcharge, are (i) base trucking revenue per seated tractor per week (ii) average miles per seated tractor per week, (iii) deadhead percentage, (iv) average loaded miles per trip, (v) average number of seated tractors and (vi) adjusted operating ratio. In general, the Company’s average miles per tractor per week, rate per mile, and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are beyond the Company’s control, as well as by its service levels and efficiency of its operations, over which the Company has significant control.

The SCS segment provides services that complement trucking services, primarily to existing customers of the trucking segment. Unlike the trucking segment, the SCS segment is non asset based and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense related to the SCS segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and employee benefits. The Company evaluates the SCS segment’s financial performance by reviewing the gross margin percentage (revenue less purchased transportation expenses expressed as a percentage of revenue) and the operating income percentage. The gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity.

Results of Operations

The following table sets forth the consolidated statements of operations and comprehensive income (loss) in dollars (dollar amounts in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,					% Change
	2015		2014
	$	%	$	%		(%)
Base revenue	$115,469	86.9%	$117,611	80.8%		(1.8)%
Fuel surcharge revenue	17,418	13.1	27,878	19.2		(37.5)

Operating revenue	$132,887	100.0%	$145,489	100.0%		(8.7)%

Total operating expenses	129,296	97.3%	146,532	100.7%		(11.8)%

Operating income (loss)	3,591	2.7	(1,043)	(0.7)		444.3

Other expenses (income):
Interest expense, net	$630	0.5%	$711	0.5%		(11.4)%
Defense costs	—	—	365	0.3		(100.0)
Loss on extinguishment of debt	750	0.6	—	—		(100.0)
Other, net	202	0.2	64	—		(215.6)

Total other expenses, net	1,582	1.3	1,140	0.8		(38.8)

Income (loss) before income taxes	2,009	1.4	(2,183)	(1.5)		192.0
Income tax expense (benefit)	893	0.7	(594)	(0.4)		(250.3)

Net income (loss)	$1,116	0.7%	$(1,589)	(1.3	) %	170.2%

Operating revenue decreased 8.7% to $132.9 million for the quarter ended March 31, 2015, from $145.5 million for the same quarter of 2014. Consolidated net income was $1.1 million, or $0.11 per diluted share, for the first quarter of 2015 compared to a net loss of ($1.6) million, or ($0.15) per share, for the same quarter of 2014.

Use of Non-GAAP Financial Information

USA Truck uses the term “adjusted operating ratio” throughout this Form 10-Q. Adjusted operating ratio, as defined here, is a non-GAAP financial measure, as defined by the SEC. Management uses adjusted operating ratio as a supplement to the Company’s GAAP results in evaluating certain aspects of its business, as described below.

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

Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Operating revenue	$132,887	$145,489
Less:
Fuel surcharge revenue	17,418	27,878

Base revenue	115,469	117,611

Operating expense	129,296	146,532
Adjusted for:
Fuel surcharge revenue	(17,418)	(27,878)

Adjusted operating expense	$111,878	$118,654

Operating ratio	97.3%	100.7%
Adjusted operating ratio	96.9%	100.9%

Key Operating Statistic by Segments:

	Three Months Ended March 31,
	2015	2014
Trucking:
Operating revenue (in thousands)	$95,787	$102,766
Operating income (loss) (in thousands) (1)	$615	$(6,120)
Adjusted operating ratio (2)	99.2%	107.6%
Total miles (in thousands) (3)	50,592	53,613
Deadhead percentage (4)	12.0%	11.7%
Base revenue per loaded mile	$1.832	$1.694
Average number of in-service tractors (5)	2,178	2,240
Average number of seated tractors (6)	1,988	2,061
Average miles per seated tractor per week	1,979	2,023
Base revenue per seated tractor per week	$3,190	$3,027
Average loaded miles per trip	616	623

Strategic Capacity Solutions (7):
Operating revenue (in thousands)	$37,100	$42,723
Operating income (in thousands) (1)	$2,976	$5,077
Gross margin (8)	17.4%	17.6%

(1)	Operating income or loss is calculated by deducting total operating expenses from operating revenues.
(2)	The following tables sets forth the trucking and SCS segment adjusted operating ratio (which is a non-GAAP financial measure as defined by the SEC) as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity. Pursuant to the requirements of Regulation G, a reconciliation of this non-GAAP financial measure to the associated GAAP financial measure has been provided in the tables below for operating ratio (dollar amounts in thousands).

Trucking Segment
	Three Months Ended March 31,
	2015	2014
Revenue	$96,402	$102,914
Less: intersegment eliminations	615	148

Operating revenue	95,787	102,766
Less: fuel surcharge revenue	14,243	22,559

Base revenue	81,544	80,207

Operating expense	95,172	108,886
Adjusted for:
Fuel surcharge revenue	(14,243)	(22,559)

Adjusted operating expense	$80,929	$86,327

Operating ratio	99.4%	105.9%
Adjusted operating ratio	99.2%	107.6%

SCS Segment
	Three Months Ended March 31,
	2015	2014
Revenue	$38,671	$45,252
Less: intersegment eliminations	1,571	2,529

Operating revenue	37,100	42,723
Less: fuel surcharge revenue	3,175	5,319

Base revenue	33,925	37,404

Operating expense	34,124	37,646
Adjusted for:
Fuel surcharge revenue	(3,175)	(5,319)

Adjusted operating expense	$30,949	$32,327

Operating ratio	92.0%	88.1%
Adjusted operating ratio	91.2%	86.4%

(3)	Total miles include both loaded and empty miles.
(4)	Deadhead percentage is calculated by dividing empty miles into total miles.
(5)	Tractors include company-operated tractors in service, plus tractors operated by independent contractors.
(6)	Seated tractors are those occupied by drivers.
(7)	Includes results of our rail intermodal operating segment.
(8)	Gross margin is calculated by taking revenue less purchased transportation expense and dividing that amount by revenue. This calculation includes intercompany revenues and expenses.

Results of Operations—Segment Review

Trucking operating revenues

For the three months ended March 31, 2015, trucking segment operating revenue decreased 6.8% to $95.8 million, compared to the same period in 2014. During the first quarter of 2015, trucking base revenue increased 1.7% to $81.5 million, compared to the first quarter of 2014, due in part to pricing strength, as trucking base revenue per loaded mile increased 8.1%. This pricing strength was offset by a 5.6% decrease in total revenue miles and a 4.9% decrease in trucking shipment volume, both related to a 3.5% decrease in the Company’s number of seated tractors, each as compared to the first quarter of 2014.

Trucking operating income (loss)

Trucking operating income increased 110.0%, or $6.7 million, from the first quarter of 2014 to the first quarter of 2015, which resulted in the trucking segment operating ratio improving 660 basis points to 99.4%. The operating ratio improvement was driven primarily by the increase in average base revenue per loaded mile noted above, lower diesel fuel prices, and several Company-specific initiatives, including fuel efficiency measures which produced a 4.8% improvement in the fuel economy (measured by miles per gallon), our improving preventative maintenance program, and variable expense reductions.

SCS operating revenues

For the three months ended March 31, 2015, operating revenue for SCS decreased 13.2% to $37.1 million from $42.7 million, compared to the same period in 2014. Reduced operating revenue primarily related to a 19.1% decrease in the number of revenue orders per employee and a 4.4% decrease in load volumes. For the three months ended March 31, 2015, revenue per employee decreased 26.6%, compared to the same period in 2014. SCS benefited from the harsh winter weather in January 2014 that increased demand for brokerage services, which contributed to generating record-breaking operating revenue for SCS in 2014.

SCS operating income

SCS operating income decreased $2.1 million in the first quarter of 2015, or 41.4%, compared to the first quarter of 2014. Decreased operating income was largely due to decreased revenue discussed above, partially offset by a 12.7% decrease in purchased transportation expense due to decreased volumes. Additionally, gross profit per employee decreased 28.5% in the first quarter of 2015, compared to the same period in 2014.

Consolidated Operating Expense

	Three Months Ended March 31,
	2015		2014		% Change
(dollar amounts in thousands)	$	%	$	%	(%)
Operating expenses:
Salaries, wages and employee benefits	$37,872	28.5%	$35,839	24.6%	5.7%
Fuel expense	17,978	13.5	33,003	22.7	(45.5)
Depreciation and amortization	10,671	8.0	11,455	7.9	(6.8)
Insurance and claims	6,194	4.7	5,984	4.1	3.5
Operations and maintenance	12,140	9.1	13,062	9.0	(7.1)
Purchased transportation	38,770	29.2	41,250	28.4	(6.0)
Operating taxes and licenses	1,320	1.0	1,446	1.0	(8.7)
Communications and utilities	863	0.6	1,039	0.7	(16.9)
Gain on disposal of assets, net	(503)	(0.4)	(343)	(0.2)	(46.6)
Other	3,991	3.1	3,797	2.5	5.1

Total operating expenses	$129,296	97.3%	$146,532	100.7%	(11.8)%

Salaries, wages and employee benefits

Salaries, wages and employee benefits expense increased by $2.0 million, or 3.9 percentage points of consolidated operating revenue and 2.3 percentage points of consolidated base revenue for the three months ended March 31, 2015, compared to the same period in 2014. These increases were predominantly due to continuing increases in driver labor costs in a tight market for drivers, as well as associated payroll taxes and increased workers’ compensation and employee medical benefit costs.

The compensation paid to Company drivers and other employees has increased in recent periods and is expected to further increase in future periods due to expected driver pay increases, especially as the economy strengthens and other employment alternatives become more available. Furthermore, because the Company believes that the market for drivers has tightened, it expects hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified drivers to operate the Company’s fleet.

Fuel expense

Fuel expense decreased $15.0 million, or 45.5%, during the quarter, decreasing 9.2 percentage points of consolidated operating revenue, and 12.5 percentage points of consolidated base revenue for the three months ended March 31, 2015, compared to the same period in 2014. Net fuel expense during the quarter was primarily driven by lower pricing, decreased volumes, and increased efficiency. Overall fuel pricing yielded savings of approximately $10.5 million, while decreased volumes resulted in savings of approximately $3.2 million for the quarter. Improved fuel efficiency in the Company’s fleet resulted in savings of approximately $1.3 million for the quarter.

The Company expects to continue managing its idle time and truck speeds, investing in more fuel-efficient tractors to improve its fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs. Going forward, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, the percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Depreciation and amortization

For the three months ended March 31, 2015, depreciation and amortization expense decreased by $0.8 million, or 6.8%, compared to the 2014 period. Compared to the same period in 2014, as a percentage of consolidated operating revenue, such expenses increased to 8.0% from 7.9%, and as a percentage of consolidated base revenue, decreased to 9.2% from 9.7%. This decrease primarily reflected a 6.5% reduction in the number of Company tractors as the Company continues to focus on increasing its independent contractor fleet.

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

Insurance and claims

For the three months ended March 31, 2015, insurance and claims expense increased $0.2 million, or 3.5%, compared to the same period in 2014. As a percentage of consolidated operating revenue, insurance and claims expense increased to 4.7%, compared to 4.1% for the same period in 2014, and as a percentage of consolidated base revenue, increased to 5.4%, compared to 5.1% for the same period in 2014. The majority of the Company’s insurance and claim expense results from its claims expense from its self-insurance program; the remainder results from insurance premiums for claims in excess of the Company’s self-insured limits.

Operations and maintenance

Operations and maintenance expense decreased $0.9 million, or 7.1%, during the three months ended March 31, 2015, compared to same period in 2014. As a percentage of consolidated operating revenue, operations and maintenance expense increased slightly, from 9.0% in the first quarter of 2014, to 9.1% in the first quarter of 2015. As a percentage of consolidated base revenue, this expense decreased 0.6 percentage points, from 11.1% in the first quarter 2014 to 10.5% in the first quarter of 2015. These decreases were primarily associated with a 19.1% decrease in revenue orders and a 4.4% decrease in load volumes in SCS, offset by a 52.4% increase in the size of the Company’s independent contractor fleet.

Purchased transportation

Purchased transportation expense decreased $2.5 million, or 6.0%, during the three months ended March 31, 2015, compared to the same period in 2014. As a percentage of consolidated operating revenue, purchased transportation increased to 29.2%, from 28.4% during the same period in 2014. As a percentage of consolidated base revenue, purchased transportation decreased 150 basis points, from 35.1% in the first quarter of 2014, to 33.6% in the same quarter of 2015. These decreases were primarily associated with a 4.4% decrease in load volumes in SCS, offset by a 52.4% increase in the size of the Company’s independent contractor fleet.

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

Other expenses

Other expenses increased 5.1% for the three months ended March 31, 2015, compared to the same period in 2014. This quarter’s increase primarily reflects an increase in the Company’s professional fees associated with higher external audit fees in connection with the integrated audit.

Interest expense

Interest expense, net decreased $0.1 million, or 11.4%, for the three months ended March 31, 2015, compared to the prior year period, primarily due to net repayments on the Company’s revolving line of credit and capital leases. During the trailing twelve months ended March 31, 2015, the Company reduced its debt outstanding by $18.3 million.

Loss on extinguishment of debt

In February 2015, the Company entered into its new revolving Credit Facility, which resulted in a loss on debt extinguishment of $0.8 million in the first quarter of 2015, representing the write-off of the deferred financing fees associated with the former revolving credit facility.

Income tax expense

The effective tax rate was 44.4% and 27.2% for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for Company drivers. The recurring impact of this permanent non-deductible difference incurred causes the Company’s tax rate to increase as its pre-tax earnings or loss approaches zero. Generally, as pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate is significant.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant investments. In the Company’s trucking business, where investments are substantial, the primary investments are in new tractors and trailers and to a lesser extent, in technology, service centers and working capital. In the Company’s SCS business, where investment is modest, the primary investments are in technology and working capital. USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s line of credit, sales of used revenue equipment and, to a lesser extent, capital and operating leases. The Company expects net capital expenditures of approximately $60 million in 2015 as the Company continues refreshing its revenue equipment fleet. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

Debt decreased during the first quarter by $11.3 million sequentially to $106.2 million. Net of cash, debt represented 49.4% of total capitalization. The Company had approximately $96.3 million available under its Credit Facility as of March 31, 2015. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Including equipment expected to be financed with operating leases, the Company expects capital expenditures for tractors and trailers to increase from the level experienced in 2014 as replacement and upgrade of the fleet continues. The Company may change the amount of the capital expenditures based on operating performance. Should capital expenditures be decreased for tractors and trailers, the Company would expect the age of the fleet to increase.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$19,694	$5,748
Net cash (used in) provided by investing activities	(5,482)	901
Net cash used in financing activities	(13,478)	(6,657)

Cash generated from operations increased $13.9 million in the first three months of 2015, compared to the same period in 2014. This increase was primarily due to improved profitability, an increase of $19.3 million in cash provided from improved collections efforts during the first three months of 2015 from working capital management, which reduced receivables balances, and enhanced operational effectiveness. This has been offset by a $7.3 million increase in cash used relating to changes in vendor payment terms.

For the three months ended March 31, 2015, net cash used in investing activities was $5.5 million, compared to $0.9 million of cash provided by investing activities during the same period in 2014. The $6.4 million increase in cash used by investing activities primarily reflected an $8.7 million increase in capital expenditures, offset by an increase of $2.3 million in proceeds from the sale of equipment.

Cash used in financing activities was $13.5 million for the first three months of 2015, compared to $6.7 million during the same period in 2014. During the three months ended March 31, 2015, the Company made net repayments of long-term debt, financing notes and capital leases of $11.3 million.

Debt and Capitalized Lease Obligations

See notes 7 and 8 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the revolving Credit Facility and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment, and certain facilities. As of March 31, 2015, the Company had financed tractors and certain information technology hardware under operating leases. Vehicles and hardware held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such vehicles are reflected in the condensed consolidated statements of operations and comprehensive income (loss) in the “Operations and maintenance” expense line item. Rent expense related to the Company’s revenue equipment operating leases was $0.8 million for the periods ended March 31, 2015 and 2014, respectively. Remaining payments under operating leases at March 31, 2015, was approximately $14.0 million. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. Fuel prices have fluctuated widely, and fuel prices and fuel taxes have generally trended upwards in recent years. USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the inverse is true. Overall, the market fuel prices per gallon were approximately 26.3% lower during first quarter of 2015 than they were in the same period in 2014, as reported by the DOE.

As of March 31, 2015, the Company did not have any long-term fuel purchase contracts, and has not entered into any hedging arrangements.

Equity

As of March 31, 2015, USA Truck had stockholders’ equity of $107.0 million and total debt including current maturities of $106.2 million, resulting in a total debt, less cash, to total capitalization ratio of 49.4% compared to 52.6% as of December 31, 2014.

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

As of March 31, 2015, the Company had no commitments for the acquisition of non-revenue equipment and approximately $36.7 million of commitments outstanding for the acquisition of revenue equipment, of which none is cancellable. It is anticipated that the Company will be taking delivery of these acquisitions throughout the remainder of 2015.

As of March 31, 2015, operating leases have been entered into to finance the acquisition of revenue equipment and computer hardware. Accordingly, this equipment and hardware is not recorded on the condensed consolidated balance sheet. The following table represents outstanding contractual obligations for rental expense under operating leases at March 31, 2015 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$1,826	$798	$667	$125	$236
Computer hardware rented	764	235	470	59	—
Revenue equipment	11,436	3,049	6,098	2,289	—

Total rental obligations	$14,026	$4,082	$7,235	$2,473	$236

During the quarter ended March 31, 2015, net capital expenditures of $5.5 million were incurred, of which, $5.2 million was for the purchase of revenue equipment and the remaining $0.3 million was for other expenditures. During the three months ended March 31, 2015, the Company received proceeds from the sale of property and equipment of approximately $6.2 million and purchased approximately $11.7 million of property and equipment, $11.3 million of which related to revenue equipment.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. USA Truck bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the three months ended March 31, 2015, there were no material changes to the Company’s critical accounting policies, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

USA Truck experiences various market risks, including changes in interest rates and commodity prices. The Company does not enter into derivatives or other financial instruments for hedging or speculative purposes. Because USA Truck’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. Its Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage determined based on the Company’s attainment of certain financial ratios. As of March 31, 2015, the Company had $67.5 million outstanding pursuant to its Credit Facility, excluding letters of credit of $6.2 million. Assuming the outstanding balance as of March 31, 2015 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.7 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company has seen a significant decrease. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of March 31, 2015, USA Truck did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, these costs could also exacerbate the driver shortages experienced by the trucking industry by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2015, a 10% increase in the average price per gallon would result in a $5.4 million increase in fuel expense.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established controls and procedures to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of March 31, 2015, the PEO and PFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed is in the reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specific in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2015, the Company began to implement a new maintenance system. A program to train employees and appropriately modify, test and monitor system results and the related internal controls is being conducted in this initial implementation and is ongoing. Accordingly, the Company’s system of internal controls over financial reporting for the maintenance operations is being updated during the implementation phase. The Company expects this system to go live in the beginning of the third quarter of 2015.

Other than the change related to the implementation of the new maintenance system, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has confidence in the Company’s internal controls and procedures. Nevertheless, management, including the PEO and PFO, does not expect that the disclosure procedures and controls or the internal controls will prevent all errors or intentional fraud. An internal controls system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, have been detected.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The following risks and uncertainties may cause our actual results, business, financial condition and cash flows to differ from those anticipated in the forward-looking statements included in this Form 10-Q. You should not place undue reliance on forward-looking statements made herein because such statements speak only to the date they were made. We undertake no obligation or duty to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Our business is subject to general economic, credit, and business factors affecting the trucking industry that are largely out of our control, any of which could have a material adverse effect on our operating results.

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

We are subject to increases in costs and other events that are outside our control that could materially affect our results of operations. Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees. We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations. Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our operating revenue and profitability, and result in higher operating costs. In addition, declines in the resale value of revenue equipment can also affect our operating income and cash flows. From time-to-time, various federal, state, or local taxes also increase, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our results of operations and profitability.

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

Numerous competitive factors could impair our ability to maintain and improve profitability. These factors include:

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

We have generated a profit in only one of the last five years. Maintaining and improving profitability depends upon numerous factors, including the ability to increase average revenue per tractor, increase velocity, improve driver retention, and control operating expenses. Despite recent results, we may not be able to sustain or increase profitability in the future. If we are unable to sustain our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

We may not be successful in implementing new management, operating procedures, and cost savings initiatives as part of our long-term improvement plan.

As part of the long-term improvement plan, we have implemented changes to our management team and structure, as well as operating procedures. These changes may not be successful or may not achieve the desired results. Additional training or different personnel may be required, which may result in additional expense, delays in obtaining results, or disruptions to operations. Some of these implemented changes include customer service and driver management changes and cost savings initiatives. These changes and initiatives may not improve our results of operations, including asset productivity, tractor utilization, driver retention and base revenue per mile. In addition, we may not be successful in achieving the expected savings in our cost structure, including the areas of insurance and claims, equipment maintenance, equipment operating costs, and fuel economy. In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our new or growing services. There is no assurance we will be successful in achieving our long-term improvement plan and initiatives. If we are unsuccessful in implementing our long-term improvement plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

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

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe our aggregate insurance limits will be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. If any claim was to exceed our coverage, we would bear the excess, in addition to other self-insured amounts. Our insurance and claims expense could increase, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, if we experience a claim for which we do not have coverage, if we experience an increase in the number of claims, or if we have to increase our reserves.

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

In February 2015, we entered into a new senior secured revolving credit agreement (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent. Contemporaneously with the funding of the Credit Facility, we paid off the obligations under our prior credit facility and terminated such facility. We also have other financing arrangements.

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

If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements. In the event of any such default, if we failed to obtain replacement financing or amendments to, or waivers under, the applicable financing arrangements, existing lenders could cease to make further advances, could declare existing debt to be immediately due and payable, could fail to renew letters of credit, could impose significant restrictions and requirements on our operations, could institute foreclosure proceedings against collateralized assets, or could impose significant fees and transaction costs. If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt or the issuance of additional equity securities could dilute stock ownership. Even if new financing can be procured, more stringent borrowing terms could mean that credit is not available to us on acceptable terms. A default under these financing arrangements could cause a materially adverse effect on the liquidity, financial condition, and results of operations.

Our substantial indebtedness and capital and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, capital leases, operating leases, and encumbered assets, we believe:

•	our vulnerability to adverse economic conditions and competitive pressures is heightened;

•	we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease payments and repayment of debt, limiting the availability of cash for other purposes;

•	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

•	our profitability is sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited; and

•	we may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders.

Our financing obligations could negatively impact our future operations, ability to satisfy our capital needs, or ability to engage in other business activities. We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us.

We have significant ongoing capital requirements that could adversely affect our profitability if we are unable to generate sufficient cash from operations, or obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. We expect to pay for projected capital expenditures with cash flows from operations, borrowings under the Credit Facility, proceeds from the sale of used revenue equipment, and, to a lesser extent, capital and operating leases. Capital expenditures for revenue equipment are expected to increase from 2014, as we continue to replace and upgrade our existing fleet. We base our equipment purchase and replacement decisions on a number of factors, including new equipment prices, the used equipment market, demand for freight services, prevailing interest rates, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications, and driver comfort.

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

We depend on the proper functioning, availability, and security of our information systems, including financial reporting and operating systems, in operating our business. These systems are protected through physical and software safeguards, but are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins, terrorist attacks, Internet failures, computer viruses, and similar events beyond our control. If the communication systems fail, otherwise become unavailable or experience a security breach, manually performing functions could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, to bill for services accurately or in a timely manner, to communicate internally and with drivers, customers, and vendors, and to prepare financial statements accurately or in a timely manner. Business interruption insurance may be inadequate to protect us in the event of a catastrophe. Any system failure, upgrade complication, security breach or other system disruption could interrupt or delay operations, damage our reputation, impact our ability to manage our operations and report financial performance, and cause the loss of customers, any of which could have a material adverse effect on existing and future business.

We are in the midst of a multi-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms. We still have a few remaining systems to convert, and could experience delays, complications or additional costs, any of which could have a material adverse effect on our business and operating results. We anticipate the legacy mainframe applications should be completely migrated to newer platforms during 2015.

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

Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if these customers were to delay or default on payments to us. For some of our customers, we have entered into multi-year contracts, and the rates we charge may not remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could harm our business, financial condition, and results of operations.

We are dependent upon the services of our executive management team, which has experienced significant changes in recent years. Continuing or unexpected turnover in key leadership positions may adversely impact our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers to realize our goal of expanding our operations, improving our earnings consistency, and positioning ourselves for long-term operating revenue growth.

Our President and Chief Executive Officer has taken a medical leave of absence, and we do not know whether or when he may return.

John Simone, our President and Chief Executive Officer, has taken a medical leave of absence to address issues relating to a serious medical condition. Mr. Simone’s leave of absence creates the potential for ongoing disruption of our business and volatility in our stock price. Mr. Simone has not been participating in the management of our business or in board of directors deliberations or decisions since beginning the leave of absence. It is possible that Mr. Simone may not be able to return to work, and if he returns, he may not be able to function at full capacity. During Mr. Simone’s absence, we have engaged Thomas Glaser as an independent contractor to provide additional senior management oversight, and we are bearing the cost of Mr. Glaser’s and Mr. Simone’s compensation. If Mr. Simone is unable to return, we will experience increased costs in order to identify and recruit a replacement in a timely manner. Even if we were able to hire a successor, the search process and transition period may be difficult to manage insofar as it may: cause concerns and instability for management and employees, current and potential customers, and other third parties with whom we do business; result in operational disruptions during such time that could adversely affect our business; and make it difficult to continue executing our long-term improvement plan. Any of these factors may result in a decrease in, or volatility of, our stock price.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation (the “DOT”), in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications, and our Mexican business activities are subject to operating authority granted by Secretaria de Communicaciones y Transportes. Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and hours-of-service. Matters such as weight, equipment dimensions, and exhaust emissions are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could adversely affect our results of operations.

The Compliance Safety Accountability program (“CSA”) adopted by the Federal Motor Carrier Safety Administration (the “FMCSA”) could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

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

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

Fluctuations in the price or availability of fuel, hedging activities, the volume and terms of diesel fuel purchase commitments, surcharge collection, and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, weather, and other factors beyond our control, each of which may lead to an increase in the price of fuel. Fuel pricing is also affected by regional differences. Additionally, fuel pricing also can be affected by the rising demand in developing countries and could be adversely impacted by the use of crude oil and oil reserves for other purposes and diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Our operations are dependent upon diesel fuel, and accordingly, significant diesel fuel cost increases, shortages, or supply disruptions could materially and adversely affect our results of operations and financial condition.

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

Like many truckload carriers, from time to time we experience substantial difficulty in attracting and retaining sufficient numbers of qualified professional drivers, including independent contractors. The trucking industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Regulatory requirements, including CSA and hours-of-service, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. Due to the shortage of qualified professional drivers and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractors. The compensation we offer our drivers and independent contractors is subject to market conditions, and, as market conditions change, we may find it necessary to increase driver and independent contractor compensation in future periods. For example, we plan to implement a significant increase in driver pay during the second quarter of 2015.

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

Tax and other regulatory authorities have asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our independent contractors are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We could also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms and floods that could make our results of operations more volatile. Consequently, weather and other seasonal events could adversely affect our operating results.

Increased prices, reduced productivity and scarcity of financing for new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to higher prices for new tractors. Prices have increased and may continue to increase, due in part to government regulations applicable to newly manufactured tractors and diesel engines and the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamics, and other options that increase the price of new tractors. More restrictive Environmental Protection Agency emissions standards have required vendors to introduce new engines. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.

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

We depend on third parties, particularly in our brokerage and rail intermodal businesses, and service instability from these providers could increase our operating costs and reduce our ability to offer brokerage or rail intermodal services, which could adversely affect our revenue, results of operations, and customer relationships.

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

Provisions in our Restated and Amended Certificate of Incorporation (“Certificate of Incorporation”) may discourage, delay, or prevent a change of control or changes in our board of directors or management that our stockholders may consider favorable. For example, our Certificate of Incorporation authorizes the board of directors to issue up to 1,000,000 shares of “blank check” preferred stock. Without stockholder approval, our board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock, which could make it more difficult for a third party to acquire the Company. Our Certificate of Incorporation also provides:

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

Our Amended and Restated Bylaws also require advance notice of all stockholder proposals, including nominations for election as director, and provide that a special meeting of stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, the President, or by a majority of the board of directors. We have in the past adopted a stockholder rights plan, which was voluntarily terminated by the board of directors in April 2014, and may in the future adopt new stockholder rights plans. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of the outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our common stock. In addition, to the extent that these provisions discourage an acquisition of our company or other change of control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our common stock.

Knight Transportation, Inc.’s unsolicited takeover proposal was, and any future unsolicited offers may be, disruptive to our business.

In September 2013, Knight Transportation, Inc. (“Knight”) announced its unsolicited takeover proposal for our outstanding common stock. Responding to Knight’s unsolicited proposal, exploring the availability of alternative transactions that reflected our full intrinsic value and instituting legal action in connection with Knight’s tender offer created a significant distraction for our management team and required us to expend significant time and resources, and any future unsolicited proposals may lead to similar disruptions. Moreover, the hostile and unsolicited nature of the proposal may have further disrupted our business by causing uncertainty among current and potential employees, suppliers, and customers, which could negatively impact our financial condition, results of operations and strategic initiatives and cause volatility in our stock price. These consequences, alone or in combination, may have a material adverse effect on our business. Additionally, we have entered into a change of control/severance plan with certain of our officers and members of our management team. The participants of the change of control arrangements may be entitled to severance payments and benefits upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of the Company (each as defined in the applicable plan). The change of control arrangements may not be adequate to allow us to retain critical employees during a time when a change of control is being proposed or is imminent. The legal action we instituted in connection with Knight’s unsolicited offer settled in February 2014, pursuant to which Knight entered into a voting agreement and a standstill agreement with us that expired in September 2014. While this resolved the uncertainty with respect to Knight’s unsolicited offer, any future takeover attempt could have a disruptive impact on our business.

We face various risks associated with stockholder activists.

Activist stockholders have advocated for certain changes at the Company. Such activist stockholders or potential stockholders may attempt to gain additional representation on or control of our board of directors, the possibility of which may create uncertainty regarding our future. These perceived uncertainties may make it more difficult to attract and retain qualified personnel, raise customer concerns, or cause volatility in the price of our common stock. The presence of such activist stockholders also may create a significant distraction for our management team and require us to expend significant time and resources, depending on the nature of the activists’ activities. We have entered into cooperation agreements with certain activist stockholders, which contain certain restrictions on such stockholders’ ability to vote their shares other than in accordance with our board of directors’ recommendations and require such stockholders to abide by certain standstill provisions. However, the restrictions and requirements in these cooperation agreements are scheduled to end on the date that is 10 days prior to the expiration of the advance notice period for stockholder nomination of directors at our 2016 annual meeting of stockholders, subject to extension under certain circumstances. We cannot assure you that the term of the standstill period in the current cooperation agreements will be extended when it expires or that we will be able to agree to terms for similar agreements with any other activist stockholders that might acquire an interest in our company.

A potential proxy contest would be disruptive to our operations and cause it to incur substantial costs. The U.S. Securities and Exchange Commission has proposed to give stockholders the ability to include their director nominees and their proposals relating to a stockholder nomination process in our proxy materials, which would make it easier for activists to nominate directors to our board of directors. The Commission’s proposed rule was struck down by a federal court in 2011. However, if the Commission is successful in implementing a similar rule in the future, we may face an increase in the number of stockholder nominees for election to our board of directors. Future proxy contests and the presence of additional activist stockholder nominees on our board of directors could interfere with our ability to execute our long-term improvement plan and other strategic initiatives, be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees.

Additionally, we could be subjected to activist stockholder lawsuits. Such lawsuits are time-consuming and could require us to incur substantial legal fees and proxy costs in defending our position. Among other things, such lawsuits divert management’s time and attention from operations and can also cause distractions among our employees.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of USA Truck during the quarter ended March 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1-31, 2015	58	$29.61	—	—
February 1-28, 2015	8,292	$31.22	—	—
March 1-31, 2015	119	$28.44	—	—

Total	8,469	$31.17	—	—

(1)	Shares of common stock withheld to offset tax withholding obligations that occurred upon vesting and release of restricted shares. The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On May 5, 2015, the Company entered into an Amendment to Cooperation Agreement (the “Stone House Amendment”) with Stone House Capital Management, LLC, SH Capital Partners, L.P., and Mark Cohen (collectively, the “Stone House Parties”), and a substantially identical Amendment to Cooperation Agreement (such amendment, together with the Stone House Amendment, the “Amendments”) with Baker Street Capital L.P., Baker Street Capital Management, LLC, Baker Street Capital GP, LLC, and Vadim Perelman, one of the Company’s directors (collectively, with the Stone House Parties, the “Investors”). The Amendments amend certain provisions of the previously disclosed Cooperation Agreements entered into by the Company and the Investors on February 25, 2015 (the “Cooperation Agreements”).

The Cooperation Agreements require, among other things, the Company to undertake a public secondary offering of certain shares of its common stock held by the Investors and the Investors to reimburse the Company for certain expenses incurred in connection with such offering. Prior to the Amendments, the aggregate amount of expenses for which the Investors were obligated to reimburse the Company was capped at $60,000 and the reimbursement applied only to designated expenses. Under the Amendments, if the offering of the Investors’ shares does not close by June 15, 2015, and certain acts or omissions of either Investor have occurred, then (a) one or both Investors are obligated to reimburse the Company for an expanded portion of the expenses related to the offering, up to an aggregate amount of $200,000 and (b) the Company will not be obligated to undertake a future offering for the Investors until the parties reach a subsequent agreement on expense allocation and timing.

The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendments, which have been filed with this Quarterly Report on Form 10-Q as Exhibits 99.1 and 99.2, respectively.

On May 7, 2015, the Company’s Board of Directors designated Thomas Glaser, the Company’s Interim Chief Operating Officer, as the Company’s new principal executive officer for purposes of the Company’s filings with the Securities and Exchange Commission. Mr. Glaser replaces John Simone, the Company’s Chief Executive Officer, as principal executive officer for filing purposes during Mr. Simone’s medical leave of absence.

Mr. Glaser, 65, has served as a director of the Company since May 2014, as Interim Chief Operating Officer of the Company since April 2015, and has worked as an independent consultant to the truckload industry since 2010. He previously served as the Company’s Interim Chief Operating Officer from January 2013 to June 2013. Mr. Glaser served as President and Chief Executive Officer of Arnold Transportation Services, Inc., a dry van freight services provider, from January 2008 to March 2010, as well as a board member of Priority Transportation, Inc., from February 2008 to June 2010. Previously, Mr. Glaser held several positions at Celadon Group, Inc., from April 2001 to August 2007, most recently serving as President and Chief Operating Officer. None of the foregoing entities is a parent, subsidiary, or affiliate of the Company. Mr. Glaser holds a B.S. in Business Administration from the University of Michigan.

There is no arrangement or understanding between Mr. Glaser and any other person pursuant to which Mr. Glaser was appointed the Company’s principal executive officer. There are no transactions in which Mr. Glaser has an interest requiring disclosure under Item 404(a) of Regulation S-K.

On May 7, 2015, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). The following are the proposals voted upon at the Annual Meeting and the final results on the votes of such proposals. The proposals are described in detail in the Company’s proxy statement filed with the Securities and Exchange Commission on April 10, 2015.

Proposal 1. Election of Class II Directors

The Board of Directors nominated three nominees to stand for election at the 2015 Annual Meeting and each of the nominees was elected to serve a term expiring at the 2018 Annual Meeting.

Nominee	Votes For	Withheld	Broker Non-votes
Gary R. Enzor	6,435,473	778,733	—
Vadim Perelman	6,128,240	1,085,966	—
Thomas M. Glaser	6,961,600	252,606	—

Proposal 2. Advisory approval of the Company’s executive compensation

At the Annual Meeting, the Company’s stockholders voted on an advisory, non-binding basis with respect to the compensation of its Named Executive Officers.

Votes For	Votes Against	Abstentions	Broker Non-votes
7,047,993	163,866	2,347	—

(a)	Exhibits

Exhibit Number		Exhibit

3.1		Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended March 31, 2013).

3.2		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).

4.1		Specimen certificate evidencing shares of the common stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992).

4.2		Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended March 31, 2013).

4.3		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).

10.1	#	Loan and Security Agreement, dated February 5, 2015, among the Company, Bank of America, N.A., as Agent, Bank of America, N.A. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners, and SunTrust Bank, as Syndication Agent.

10.2	*#	Form of Restricted Stock Award Notice.

10.3		Cooperation Agreement, dated as of February 25, 2015, between the Company and Baker Street (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 26, 2015).

10.4		Cooperation Agreement, dated as of February 25, 2015, between the Company and Stone House (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 26, 2015).

31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	#	Amendment to Cooperation Agreement, dated as of May 5, 2015, by and among USA Truck, Inc., Stone House Capital Management, LLC, SH Capital Partners, L.P., and Mark Cohen.

99.2	#	Amendment to Cooperation Agreement, dated as of May 5, 2015, by and among USA Truck, Inc., Baker Street Capital L.P., Baker Street Capital Management, LLC, Baker Street Capital GP, LLC, and Vadim Perelman.

101.INS	±	XBRL Instance Document.

101.SCH	±	XBRL Taxonomy Extension Schema Document.

101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

References:

*	Management contract or compensatory plan, contract or arrangement.
#	Filed herewith.
±	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date: May 8, 2015	By:	/s/ Michael K. Borrows
(Signature)
Michael K. Borrows
Executive Vice President and Chief Financial Officer

Date: May 8, 2015	By:	/s/ Joseph M. Kaiser
(Signature)
Joseph M. Kaiser
Principal Accounting Officer