Form 10-Q
period 2015-06-30
USA TRUCK INC
filed 2015-08-04
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, as of July 30, 2015, was 10,607,630.

USA TRUCK, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$704	$205
Accounts receivable, net of allowance for doubtful accounts of $731 and $1,020, respectively	62,772	71,186
Other receivables	8,192	5,639
Inventories	1,944	1,863
Assets held for sale	7,079	3,536
Deferred income taxes	2,682	7,707
Prepaid expenses and other current assets	16,986	17,318

Total current assets	100,359	107,454

Property and equipment:
Land and structures	32,138	31,596
Revenue equipment	324,768	348,216
Service, office and other equipment	16,801	16,648

Property and equipment, at cost	373,707	396,460
Accumulated depreciation and amortization	(169,034)	(182,724)

Property and equipment, net	204,673	213,736
Other assets	1,492	658

Total assets	$306,524	$321,848

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,063	$23,582
Current portion of insurance and claims accruals	14,636	10,230
Accrued expenses	16,302	8,252
Current maturities of long-term debt and capital leases	18,272	24,048

Total current liabilities	84,273	66,112
Deferred gain	585	589
Long-term debt and capital leases, less current maturities	67,563	93,464
Deferred income taxes	38,081	46,688
Insurance and claims accruals, less current portion	6,322	9,647

Total liabilities	196,824	216,500
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 11,985,653 shares, and 11,873,071 shares, respectively	120	119
Additional paid-in capital	66,606	65,850
Retained earnings	64,658	61,082
Less treasury stock, at cost (1,336,456 shares, and 1,340,438 shares, respectively)	(21,684)	(21,703)

Total stockholders’ equity	109,700	105,348

Total liabilities and stockholders’ equity	$306,524	$321,848

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Operating revenue	$133,573	$153,298	$266,460	$298,787

Operating expenses:
Salaries, wages and employee benefits	35,636	38,703	73,508	74,542
Fuel expense	16,257	30,704	34,235	63,707
Depreciation and amortization	10,277	11,148	20,948	22,603
Insurance and claims	5,903	5,903	12,097	11,887
Operations and maintenance	12,176	11,629	24,316	24,691
Purchased transportation	42,646	44,538	81,416	85,788
Operating taxes and licenses	1,462	1,355	2,782	2,801
Communications and utilities	880	1,094	1,743	2,133
Gain on disposal of assets, net	(2,255)	(179)	(2,758)	(522)
Other	5,307	4,146	9,298	7,943

Total operating expenses	128,289	149,041	257,585	295,573

Operating income	5,284	4,257	8,875	3,214

Other expenses (income):
Interest expense, net	549	744	1,179	1,455
Defense costs	—	2,163	—	2,528
Loss on extinguishment of debt	—	—	750	—
Other, net	370	(16)	572	48

Total other expenses, net	919	2,891	2,501	4,031

Income (loss) before income taxes	4,365	1,366	6,374	(817)
Income tax expense	1,905	644	2,798	50

Net income (loss) and comprehensive income (loss)	$2,460	$722	$3,576	$(867)

Net income (loss) per share information:
Average shares outstanding (basic)	10,435	10,346	10,423	10,343

Basic earnings (loss) per share	$0.24	$0.07	$0.34	$(0.08)

Average shares outstanding (diluted)	10,516	10,478	10,524	10,343

Diluted earnings (loss) per share	$0.23	$0.07	$0.34	$(0.08)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common
	Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2014	11,873	$119	$65,850	$61,082	$(21,703)	$105,348
Exercise of stock options	28	—	154	—	—	154
Excess tax benefit from exercise of stock options	—	—	537	—	—	537
Transfer of stock (into) out of treasury stock	—	—	(19)	—	19	—
Share-based compensation	—	—	356	—	—	356
Restricted stock award grant	99	1	(1)	—	—	—
Forfeited restricted stock	(5)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(9)	—	(271)	—	—	(271)
Net income	—	—	—	3,576	—	3,576

Balance at June 30, 2015	11,986	$120	$66,606	$64,658	$(21,684)	$109,700

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income (loss)	$3,576	$(867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,948	22,603
Provision for doubtful accounts	397	423
Deferred income taxes, net	(3,582)	(1,321)
Share-based compensation	356	219
Gain on disposal of assets, net	(2,758)	(522)
Loss on extinguishment of debt	750	—
Other	(4)	(4)
Changes in operating assets and liabilities:
Accounts receivable	7,590	(13,734)
Inventories and prepaid expenses	(498)	(1,095)
Accounts payable and accrued liabilities	11,898	11,037
Insurance and claims accruals	1,740	1,779
Other long-term assets and liabilities	(834)	—

Net cash provided by operating activities	39,579	18,518

Investing activities:
Capital expenditures	(20,643)	(22,534)
Proceeds from sale of property and equipment	15,946	8,881
Change in other assets, net	—	15

Net cash used by investing activities	(4,697)	(13,638)

Financing activities:
Borrowings under long-term debt	111,236	43,817
Payments on long-term debt	(129,355)	(37,239)
Payments on capitalized lease obligations	(12,663)	(9,706)
Net decrease in bank drafts payable	(3,125)	(920)
Excess tax benefit from exercise of stock options	537	—
Principal payments on note payable	(896)	(681)
Net payments on stock-based awards	(117)	(126)

Net cash used in financing activities	(34,383)	(4,855)

Increase in cash	499	25
Cash:
Beginning of period	205	14

End of period	$704	$39

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,139	$1,710
Income taxes	103	324
Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	10,790	5,650

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million. The note receivable bears interest at an annual rate of 7.0% and has scheduled principal and interest payments based on a 30-year amortization schedule. A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in November 2015. Accordingly, the Company deferred the approximate $0.7 million of gain on the sale of this facility, and records this gain into earnings as payments on the note receivable are received. The Company believes that the note receivable balance as of June 30, 2015, in the approximate amount of $1.9 million, is fully collectible and accordingly has not recorded any valuation allowance against the note receivable and is included in other receivables in the accompanying condensed consolidated balance sheet. For the three months ended June 30, 2015 and 2014, the Company recognized approximately $2,100 and $1,900, respectively, of this gain. For the six months ended June 30, 2015 and 2014, the Company recognized approximately $4,100 and $3,800, respectively, of this gain.

NOTE 3 – SHARE-BASED COMPENSATION

In May 2014, the Company’s stockholders approved the USA Truck, Inc. 2014 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants. As of June 30, 2015, 382,484 shares were available for future options or other equity awards under the Incentive Plan.

In January 2015, the Executive Compensation Committee approved a Long-Term Incentive Plan (the “2015 LTIP”) under which participants, including executives and other key management personnel, are eligible to receive long-term equity awards in the form of restricted stock. In January 2015, the 2015 LTIP participants received grants of restricted stock, a portion of which are subject to time-based vesting, in 25% increments over four years beginning on the first anniversary of the grant date, and a portion of which are subject to performance-based vesting upon achievement of certain levels of return on invested capital over a three-year performance period.

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

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenue
Trucking revenue (1)	$93,846	$106,310	$190,248	$209,224
Trucking intersegment eliminations	(419)	(164)	(1,034)	(312)

Trucking operating revenue	93,427	106,146	189,214	208,912
SCS revenue	41,605	49,896	80,276	95,148
SCS intersegment eliminations	(1,459)	(2,744)	(3,030)	(5,273)

SCS operating revenue	40,146	47,152	77,246	89,875

Total operating revenue	$133,573	$153,298	$266,460	$298,787

(1)

Includes foreign revenue of $10.0 million and $21.8 million for the three months and six months ended June 30, 2015, respectively, and $15.6 million and $30.4 million for the three and six months ended June 30, 2014, respectively.

A summary of operating income (loss) by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating income (loss)
Trucking	$2,025	$(1,734)	$2,640	$(7,855)
SCS	3,259	5,991	6,235	11,069

Total operating income	$5,284	$4,257	$8,875	$3,214

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Depreciation and amortization
Trucking	$10,211	$11,104	$20,824	$22,511
SCS	66	44	124	92

Total depreciation and amortization	$10,277	$11,148	$20,948	$22,603

NOTE 5 – ASSETS HELD FOR SALE

Assets held for sale as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Revenue equipment assets held for sale	$7,079	$3,536

As of June 30, 2015 and December 31, 2014, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next twelve months.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Salaries, wages and employee benefits	$6,463	$7,043
Federal and state tax accruals	8,251	186
Other	1,588	1,023

Total accrued expenses	$16,302	$8,252

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Revolving credit agreement	$53,000	$71,000
Other	—	896

Total debt	53,000	71,896
Less current maturities	—	(896)

Long-term debt, less current maturities	$53,000	$71,000

CREDIT FACILITY

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under its prior credit facility and terminated such facility.

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that is set at 0.50% through May 31, 2016 and adjusted quarterly thereafter between 0.25% and 1.00% based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that is set at 1.50% through May 31, 2016 and adjusted quarterly thereafter between 1.25% and 2.00% based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, with the notable exclusion of any real estate or revenue equipment financed outside the Credit Facility. Additionally, the Company recognized charges in the first quarter of 2015 of $0.8 million resulting from the replacement of its previous credit facility representing the write-off of unamortized deferred financing fees.

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

The Company had no overnight borrowings under the Credit Facility as of June 30, 2015. The average interest rate including all borrowings made under the Credit Facility as of June 30, 2015 was 1.74%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of June 30, 2015, the Company had outstanding $4.3 million in letters of credit and had approximately $112.7 million available under the Credit Facility.

NOTE 8 – LEASES AND COMMITMENTS

CAPITAL LEASES

USA Truck leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
June 30, 2015	$57,370	$22,580	$34,790
December 31, 2014	75,188	27,770	47,418

The Company has capitalized lease obligations relating to revenue equipment of $32.8 million, of which $18.3 million represents the current portion. Such leases have various termination dates extending through August 2018 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 1.65% to 3.11% as of June 30, 2015. The lease agreements require payment of property taxes, maintenance and operating expenses. Amortization of capital leases was $2.5 million and $5.2 million for the three and six months ended June 30, 2015, respectively, and $3.2 million and $6.6 million for the three and six months ended June 30, 2014, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $1.5 million and $2.8 million for the three and six months ended June 30, 2015, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2014, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in operations and maintenance expense, while rent expense relating to office equipment is included in other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2015, the Company has entered into leases with lessors who do not participate in the Credit Facility. Currently, such leases do not contain cross-default provisions with the Credit Facility.

As of June 30, 2015, the future minimum payments under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2015	2016	2017	2018	2019	Thereafter
Capital leases	$18,832	$12,165	$1,056	$1,646	$—	$—
Operating leases	3,940	3,643	3,578	1,577	10	233

OTHER COMMITMENTS

As of June 30, 2015, the Company had commitments of approximately $1.6 million for purchases of non-revenue equipment and commitments of approximately $60.5 million for purchases of revenue equipment, of which none is cancellable. The Company anticipates taking delivery of these purchases throughout the remainder of 2015.

NOTE 9 – INCOME TAXES

During the three months ended June 30, 2015 and 2014, the Company’s effective tax rates were 43.7% and 47.1%, respectively. During the six months ended June 30, 2015 and 2014, the Company’s effective tax rates were 43.9% and (6.1%), respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for the Company’s drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits costs are slightly lower, and effective income tax rates are higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on the Company’s effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

The Company accounts for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. In that regard, the Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. Periods subject to examination for the Company’s federal returns are the 2011, 2012 and 2013 tax years. Management believes that the Company’s income tax filing positions and deductions will be sustained on examination and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. In conjunction with the foregoing, the Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. No unrecognized tax benefits have been recorded as of June 30, 2015.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$2,460	$722	$3,576	$(867)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	10,435	10,346	10,423	10,343
Effect of dilutive securities:
Employee stock options and restricted stock	81	132	101	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	10,516	10,478	10,524	10,343

Basic earnings (loss) per share	$0.24	$0.07	$0.34	$(0.08)

Diluted earnings (loss) per share	$0.23	$0.07	$0.34	$(0.08)

Weighted average anti-dilutive employee stock options and restricted stock	84	2	74	7

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB approved the delayed effectiveness of ASU 2014-09 for one year. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s condensed consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in its 2018 fiscal year.

NOTE 13 – SUBSEQUENT EVENTS

On July 7, 2015, the Company’s President and CEO, John Simone, resigned from his position. On the same date, the Company appointed Thomas M. Glaser as President and CEO. The Company expects to record approximately $1.3 million in the third quarter of 2015 reflecting severance and related costs with respect to Mr. Simone’s departure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of  the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of  1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of  plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Item 2, statements relating to future insurance and claims experience, future driver market, future driver compensation, future ability to recruit and retain drivers, future acquisitions and dispositions of revenue equipment, future revenue equipment prices, future profitability, future pricing rates, future fuel efficiency, future ability to execute the improvement plan, future fuel prices, future ability to recover costs through the fuel surcharge program, future employee benefits costs, future purchased transportation expense, future operations and maintenance costs, future depreciation and amortization expense, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and herein. Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K for the year ended December 31, 2014, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, and June 30, 2015, and other filings with the Securities and Exchange Commission.

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

The key statistics used to evaluate trucking revenue, net of fuel surcharge, include (i) base trucking revenue per seated tractor per week (ii) average miles per seated tractor per week, (iii) deadhead percentage, (iv) average loaded miles per trip, (v) average number of seated tractors and (vi) adjusted operating ratio. In general, the Company’s average miles per seated tractor per week, rate per mile, and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are beyond the Company’s control, as well as by its service levels and efficiency of its operations, over which the Company has significant control.

The SCS segment provides services that complement trucking services, primarily to existing customers of the trucking segment. Unlike the trucking segment, the SCS segment is non asset based and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense related to the SCS segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and employee benefits. The Company evaluates the SCS segment’s financial performance by reviewing the gross margin percentage (revenue less purchased transportation expenses expressed as a percentage of revenue) and the operating ratio. The gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity.

Results of Operations

The following table sets forth the consolidated statements of operations and comprehensive income (loss) in dollars (dollar amounts in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended				% Change	Six Months Ended				% Change
	June 30, 2015		June 30, 2014			June 30, 2015		June 30, 2014
	$	%	$	%	(%)	$	%	$	%	(%)

Base revenue	$117,223	87.8%	$124,969	81.5%	(6.2)%	$232,692	87.3%	$242,580	81.2%	(4.1)%
Fuel surcharge revenue	16,350	12.2	28,329	18.5	(42.3)	33,768	12.7	56,207	18.8	(39.9)

Operating revenue	$133,573	100.0%	$153,298	100.0%	(12.9)%	$266,460	100.0%	$298,787	100.0%	(10.8)%

Total operating expenses	128,289	96.0	149,041	97.2	(13.9)	257,585	96.7	295,573	98.9	(12.9)
Operating income (loss)	5,284	4.0	4,257	2.8	24.1	8,875	3.3	3,214	1.1	176.1

Other expenses (income):
Interest expense	549	0.4	744	0.5	(26.2)	1,179	0.4	1,455	0.5	(19.0)
Defense costs	—	—	2,163	1.4	(100.0)	—	—	2,528	0.8	(100.0)
Loss on extinguishment of debt	—	—	—	—	—	750	—	—	—	100.0
Other, net	370	0.3	(16)	—	2,412.5	572	0.5	48	—	1,091.7

Total other expenses, net	919	0.7	2,891	1.9	(68.2)	2,501	0.9	4,031	1.3	(38.0)

Income (loss) before income taxes	4,365	3.3	1,366	0.9	219.5	6,374	2.4	(817)	(0.3)	880.2
Income tax expense (benefit)	1,905	1.4	644	0.4	195.8	2,798	1.1	50	—	55.0

Net income (loss)	$2,460	1.9%	$722	0.5%	240.7%	$3,576	1.3%	$(867)	(0.3)%	512.5%

For the three months ended June 30, 2015, operating revenue decreased 12.9% to $133.6 million from $153.3 million for the prior year period. Base revenue, which excludes fuel surcharges, decreased 6.2% to $117.2 million in the June 2015 quarter from $125.0 million in the June 2014 quarter. Net income increased $1.7 million to $2.5 million in the second quarter of 2015 from $0.7 million for the same quarter last year. Earnings per diluted share increased to $0.23 in the June 2015 quarter from $0.07 for the same quarter last year.

For the six months ended June 30, 2015, operating revenue decreased 10.8% to $266.5 million from $298.8 million for the same period last year. Base revenue, which excludes fuel surcharges, decreased 4.1% to $232.7 million in the 2015 period from $242.6 million for the same period last year. Net income increased $4.4 million to $3.6 million in the 2015 period from a loss of $0.9 million for the same period last year. Earnings per diluted share increased to $0.34 in the 2015 period from a loss of ($0.08) for the same period last year.

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

Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenue	$133,573	$153,298	$266,460	$298,787
Less:
Fuel surcharge revenue	16,350	28,329	33,768	56,207

Base revenue	117,223	124,969	232,692	242,580

Operating expense	128,289	149,041	257,585	295,573
Adjusted for:
Fuel surcharge revenue	(16,350)	(28,329)	(33,768)	(56,207)

Adjusted operating expense	$111,939	$120,712	$223,817	$239,366

Operating ratio	96.0%	97.2%	96.7%	98.9%
Adjusted operating ratio	95.5%	96.6%	96.2%	98.7%

Key Operating Statistic by Segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Trucking:
Operating revenue (in thousands)	$93,427	$106,146	$189,214	$208,912
Operating income (loss) (in thousands) (1)	$2,025	$(1,734)	$2,640	$(7,855)
Adjusted operating ratio (2)	97.5%	102.1%	98.4%	104.8%
Total miles (in thousands) (3)	48,777	54,796	99,368	108,409
Deadhead percentage (4)	12.5%	13.0%	12.2%	12.3%
Base revenue per loaded mile	$1.883	$1.745	$1.857	$1.720
Average number of in-service tractors (5)	2,059	2,196	2,119	2,218
Average number of seated tractors (6)	1,869	2,019	1,929	2,040
Average miles per seated tractor per week	2,008	2,088	1,992	2,055
Base revenue per seated tractor per week	$3,307	$3,170	$3,246	$3,098
Average loaded miles per trip	593	614	605	618

Strategic Capacity Solutions (7):
Operating revenue (in thousands)	$40,146	$47,152	$77,246	$89,875
Operating income (in thousands) (1)	$3,259	$5,991	$6,235	$11,069
Gross margin percentage (8)	18.1%	18.4%	17.8%	18.0%

(1)	Operating income or loss is calculated by deducting total operating expenses from operating revenues.
(2)

The tables above set forth the trucking and SCS segment adjusted operating ratio (which is a non-GAAP financial measure as defined by the SEC) as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity. Pursuant to the requirements of Regulation G, a reconciliation of this non-GAAP financial measure to the associated GAAP financial measure has been provided in the tables below for operating ratio (dollar amounts in thousands).

Trucking Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$93,846	$106,310	$190,248	$209,224
Less: intersegment eliminations	419	164	1,034	312

Operating revenue	93,427	106,146	189,214	208,912
Less: fuel surcharge revenue	13,075	22,939	27,318	45,498

Base revenue	80,352	83,207	161,896	163,414

Operating expense	91,402	107,880	186,574	216,767
Adjusted for:
Fuel surcharge revenue	(13,075)	(22,939)	(27,318)	(45,498)

Adjusted operating expense	$78,327	$84,941	$159,256	$171,269

Operating ratio	97.8%	101.6%	98.6%	103.8%
Adjusted operating ratio	97.5%	102.1%	98.4%	104.8%

SCS Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$41,605	$49,896	$80,276	$95,148
Less: intersegment eliminations	1,459	2,744	3,030	5,273

Operating revenue	40,146	47,152	77,246	89,875
Less: fuel surcharge revenue	3,275	5,390	6,450	10,709

Base revenue	36,871	41,762	70,796	79,166

Operating expense	36,887	41,161	71,011	78,806
Adjusted for:
Fuel surcharge revenue	(3,275)	(5,390)	(6,450)	(10,709)

Adjusted operating expense	$33,612	$35,771	$64,561	$68,097

Operating ratio	91.9%	87.3%	91.9%	87.7%
Adjusted operating ratio	91.2%	85.6%	91.2%	86.0%

(3)	Total miles include both loaded and empty miles.
(4)	Deadhead percentage is calculated by dividing empty miles into total miles.
(5)	Tractors include company-operated tractors in service, plus tractors operated by independent contractors.
(6)	Seated tractors are those occupied by drivers.
(7)	Includes results of our rail intermodal operating segment.
(8)	Gross margin percentage is calculated by taking revenue less purchased transportation expense and dividing that amount by revenue. This calculation includes intercompany revenues and expenses.

Results of Operations—Segment Review

Trucking operating revenues

For the three months ended June 30, 2015, trucking operating revenue decreased 12.0% to $93.4 million, compared to the same period in 2014. During the second quarter of 2015, trucking base revenue decreased 3.4% to $80.4 million, compared to the second quarter of 2014. The overall decrease in operating revenues was due to the overall impact of a 43.0% decrease in fuel surcharge revenues, an 11.0% decrease in total revenue miles and a 7.4% decrease in trucking shipment volume, both tied to a 7.4% decrease in the Company’s number of seated tractors, each as compared to the second quarter of 2014. The decreases in total miles and trucking shipment volume were partially offset by pricing strength, as trucking base revenue per loaded mile increased 7.9%.

During the six months ended June 30, 2015, trucking operating revenue decreased 9.4%, to $189.2 million, compared to the same period of 2014. Trucking base revenue decreased 0.9% to $161.9 million, when compared to the same period in 2014. The overall decrease in operating revenues was a combined result of a 40.0% decrease in fuel surcharge revenues, a 2.1% decrease in average loaded miles per trip, a 5.4% decrease in the average number of seated tractors and a 4.5% decrease in the average number of in-service tractors.

Trucking operating income (loss)

Trucking operating income increased 216.8%, or $3.8 million, from the second quarter of 2014 to the second quarter of 2015, which resulted in trucking operating ratio improving 380 basis points to 97.8%, and a 460 basis point improvement in adjusted operating ratio to 97.5%. These improvements were driven primarily by the increase in average base revenue per loaded mile noted above, lower pricing in the fuel markets, and several internal cost savings measures.

For the six months ended June 30, 2015, trucking operating income increased 133.6%, or $10.5 million, largely due to a $2.2 million increase, or 428.1%, in gain on sale of equipment and variable cost reductions resulting from an 8.3% decrease in revenue miles and a 6.2% decrease in trucking shipments.

SCS operating revenues

For the three months ended June 30, 2015, operating revenue for SCS decreased 14.9% to $40.1 million from $47.2 million, compared to the same period in 2014. SCS base revenue decreased 11.7% for the three months ended June 30, 2015, over the same period in the prior year. Reduced operating revenue primarily related to a 17.6% decrease in the number of revenue orders per employee and a 4.9% decrease in load volumes. For the three months ended June 30, 2015, revenue per employee decreased 26.2%, compared to the same period in 2014.

SCS operating revenue decreased 14.1% for the six months ended June 30, 2015, compared to the corresponding period in 2014. Decreases in operating revenue resulted primarily from 4.7% lower load volumes and a 26.2% decrease in revenue productivity per employee. While SCS generated record-breaking revenues in 2014, and the current year pricing remains stable, the spot market is slightly softer in 2015 than in the prior year, contributing to the decrease in operating revenue.

SCS operating income

SCS operating income decreased $2.7 million in the second quarter of 2015, or 45.6%, compared to the second quarter of 2014. Decreased operating income was largely due to decreased revenue discussed above, partially offset by a 14.0% decrease in purchased transportation expense due to decreased volumes. Additionally, gross profit per employee decreased 29.2% in the second quarter of 2015, compared to the same period in 2014.

SCS operating income decreased 43.7% during the six months ended June 30, 2015, compared to the same period in 2014, due to decreased gross margins and decreased net revenues, as noted above, partially offset by a 9.9% decrease in operating expense. For the six months ended June 30, 2015, total gross profit per employee decreased 28.6% compared to the same period in 2014.

Consolidated Operating Expense

	Three Months Ended				% Change	Six Months Ended				% Change
	June 30, 2015		June 30, 2014			June 30, 2015		June 30, 2014
(dollar amounts in thousands)	$	%	$	%	(%)	$	%	$	%	(%)
Operating expenses:
Salaries, wages and employee benefits	$35,636	26.7%	$38,703	25.2%	(7.9)%	$73,508	27.6%	$74,542	24.9%	(1.4)%
Fuel expense	16,257	12.2	30,704	20.0	(47.1)	34,235	12.8	63,707	21.3	(46.3)
Depreciation and amortization	10,277	7.7	11,148	7.3	(7.8)	20,948	7.9	22,603	7.6	(7.3)
Insurance and claims	5,903	4.4	5,903	3.9	—	12,097	4.5	11,887	4.0	1.8
Operations and maintenance	12,176	9.1	11,629	7.6	4.7	24,316	9.1	24,691	8.3	(1.5)
Purchased transportation	42,646	31.9	44,538	29.1	(4.2)	81,416	30.6	85,788	28.7	(5.1)
Operating taxes and licenses	1,462	1.1	1,355	0.9	7.9	2,782	1.0	2,801	0.9	(0.7)
Communications and utilities	880	0.7	1,094	0.7	(19.6)	1,743	0.7	2,133	0.7	(18.3)
Gain on disposal of assets, net	(2,255)	(1.7)	(179)	(0.1)	1,155.7	(2,758)	(1.0)	(522)	(0.2)	428.1
Other	5,307	3.9	4,146	2.6	28.1	9,298	3.5	7,943	2.7	17.1

Total operating expenses	$128,289	96.0%	$149,041	97.2%	(13.9)%	$257,585	96.7%	$295,573	98.9%	(12.9)%

Salaries, wages and employee benefits

Salaries, wages and employee benefits expense for the three months ended June 30, 2015 decreased $3.1 million compared to the second quarter of 2014. Salaries, wages and employee benefits expense increased 1.5 percentage points of consolidated operating revenue and decreased 0.6 percentage points of consolidated base revenue for the three months ended June 30, 2015, compared to the same period in 2014. These changes were due to a 9.7% decrease in the number of company drivers, offset by higher driver pay. On June 1, 2015, the Company implemented a driver pay package with the goal of improving driver recruiting and retention and seated truck count. The Company anticipates that the corresponding increase in salaries, wages and employee benefits expense as a result of that pay increase will be funded through yield management, improved miles per seated truck, and internal cost savings measures.

For the six months ended June 30, 2015, salaries, wages and employee benefits expense decreased by $1.0 million, or 1.4% compared to the same period in 2014. When comparing the six months ended June 30, 2015 to the comparable period year over year, salaries, wages and employee benefits expense increased 2.7 percentage points of consolidated operating revenue and 0.9 percentage points of consolidated base revenue, primarily due to the reduced seated truck count, offset by higher driver pay, as well as associated payroll taxes, increased workers’ compensation and employee medical benefits costs.

The compensation paid to Company drivers and other employees has increased in the second quarter of 2015 and recent periods and is expected to further increase in future periods due to expected driver pay increases, especially as the economy strengthens and other employment alternatives become more available. Furthermore, because the Company believes that the market for drivers has tightened, it expects hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified drivers to operate the Company’s fleet.

Fuel expense

Fuel expense for the three months ended June 30, 2015 decreased $14.4 million, or 47.1%, compared to the same period of 2014. Fuel expense decreased 7.8 percentage points of consolidated operating revenue, and 10.7 percentage points of consolidated base revenue, for the three months ended June 30, 2015, compared to the same period in 2014. Net fuel expense during the quarter was primarily driven by lower pricing, decreased volumes, and increased efficiency. For the second quarter of 2015, overall fuel pricing yielded savings of approximately $7.8 million, decreased volumes resulted in savings of approximately $6.4 million, and improved fuel efficiency in the Company’s fleet resulted in savings of approximately $0.2 million.

For the six months ended June 30, 2015, fuel expense decreased $29.5 million, or 46.3%, compared to the same period in 2014. Fuel expense decreased 8.5 percentage points of consolidated operating revenue, and 11.6 percentage points of consolidated base revenue compared to the same period in 2014. These decreases were due to more favorably priced fuel, reduced idle times, and the addition of more fuel efficient models into the fleet.

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

Depreciation and amortization

For the three months ended June 30, 2015, depreciation and amortization expense decreased by $0.9 million, or 7.8%, compared to the 2014 period. Compared to the same period in 2014, as a percentage of consolidated operating revenue, such expenses increased to 7.7% from 7.3%, and as a percentage of consolidated base revenue, decreased slightly to 8.8% from 8.9%. This decrease primarily reflected a 12.5% reduction in the number of Company tractors as the Company continues to focus on increasing its independent contractor fleet, which grew 86.4% compared to the same period in 2014.

For the six months ended June 30, 2015, depreciation and amortization expense decreased $1.7 million, or 7.3%, compared to the same period in 2014. As a percentage of consolidated operating revenue, such expenses increased to 7.9% compared to 7.6%, and as a percentage of consolidated base revenue, such expenses decreased to 9.0%, compared to 9.3% for the same period in 2014. This decrease was due to the decrease in Company tractors, noted above, during the comparable six-month period.

The Company expects the acquisition cost of new revenue equipment to increase, largely due to the continued implementation of emissions requirements. As a result, management expects to see an increase in depreciation and amortization expense going forward, absent an offsetting revenue increase, or further growth in the independent contractor fleet. Additionally, trailer purchases to reduce the average age of the fleet may result in an increase in depreciation and amortization expense.

Insurance and claims

For the three months ended June 30, 2015, insurance and claims expense was flat when compared to the same period in 2014. As a percentage of consolidated operating revenue, insurance and claims expense increased to 4.4%, compared to 3.9% for the same period in 2014, and as a percentage of consolidated base revenue, increased to 5.0%, compared to 4.7% for the same period in 2014. The majority of the Company’s insurance and claim expense results from its claims expense from its self-insurance program; the remainder results from insurance premiums paid to insurance carriers for the Company’s insurance policies in excess of the Company’s self-insured limits.

For the six months ended June 30, 2015, insurance and claims expense increased $0.2 million to $12.1 million compared to $11.9 million during the same period in 2014. As a percentage of consolidated operating revenue, insurance and claims expense increased to 4.5%, compared to 4.0% for the same period in 2014, and as a percentage of consolidated base revenue, increased to 5.2%, compared to 4.9% for the same period in 2014.

Operations and maintenance

Operations and maintenance expense increased $0.5 million, or 4.7%, during the three months ended June 30, 2015, compared to same period in 2014. As a percentage of consolidated operating revenue, operations and maintenance expense increased from 7.6% in the second quarter of 2014, to 9.1% in the second quarter of 2015. As a percentage of consolidated base revenue, this expense increased 1.1 percentage points, from 9.3% in the second quarter of 2014, to 10.4% in the second quarter of 2015. These increases were primarily associated with a 17.6% decrease in revenue orders per employee and a 4.9% decrease in load volumes in SCS, offset by an 86.4% increase in the size of the Company’s independent contractor fleet, where the Company does not bear the cost of operations and maintenance expenses.

For the six months ended June 30, 2015, operations and maintenance expense decreased $0.4 million, or 1.5%, compared to the prior year period. As a percentage of consolidated operating revenue, operations and maintenance expense increased, from 8.3% to 9.1% in the first half of 2015, and as a percentage of consolidated base revenue, increased 0.2 percentage points, from 10.2% to 10.4% in the same period of 2015. While fluctuations in repair costs are anticipated moving forward, management believes maintenance costs may trend downward overall as ongoing maintenance strategies, which focus on increased routine maintenance in an effort to avoid more extensive repairs, are producing expected results for the Company and will likely continue to be a factor as our fleet is updated with newer tractors and trailers.

Purchased transportation

Purchased transportation expense decreased $1.9 million, or 4.2%, during the three months ended June 30, 2015, compared to the same period in 2014. As a percentage of consolidated operating revenue, purchased transportation increased to 31.9% from 29.1% during the same period in 2014. As a percentage of consolidated base revenue, purchased transportation increased 80 basis points, from 35.6% in the second quarter of 2014 to 36.4% in the same quarter of 2015. These increases were primarily associated with an 86.4% increase in the size of the Company’s independent contractor fleet, offset by a 4.9% decrease in load volumes in SCS.

For the six months ended June 30, 2015, purchased transportation expense decreased $4.4 million, or 5.1%, compared to the same period in 2014. This year-over-year dollar decrease was primarily due to the lower SCS volumes and increases in the size of the independent contractor fleet. As a percentage of consolidated operating revenue, purchased transportation increased 1.9 percentage points year-over-year, due primarily to the growth in the Company’s independent contractor fleet mentioned above.

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

Gain on disposal of assets, net

Gain on disposal of assets, net increased 1,155.7% and 428.1% for the three and six months ended June 30, 2015 compared to the same periods in 2014. As a percentage of consolidated operating revenue, gain on disposal increased to 1.7% from 0.1% during the same period in 2014. This quarter’s increase reflects an acceleration of the Company’s plan to dispose of older tractors and reduce the number of unseated tractors.

Other expenses

Other expenses increased 28.1% and 17.1% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These increases were primarily due to an increase in computer license fees, legal and professional fees.

Interest expense

Interest expense decreased 26.3% and 19.0% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases are primarily due to net repayments on the Company’s revolving line of credit and capital leases and the strategic shift to debt instruments that carry lower interest rates. During the six months ended June 30, 2015, the Company reduced its outstanding debt by $31.7 million.

Loss on extinguishment of debt

In February 2015, the Company entered into its new revolving Credit Facility, which resulted in a loss on debt extinguishment of $0.8 million in the first quarter of 2015, representing the write-off of the deferred financing fees associated with the previous revolving credit facility.

Income tax expense

The effective tax rate was 43.7% and 43.9% for the three and six months ended June 30, 2015, respectively. The effective tax rate for the three and six months ended June 30, 2014 was 47.1% and (6.1%) respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for Company drivers. The recurring impact of this permanent non-deductible difference incurred causes the Company’s tax rate to increase as its pre-tax earnings or loss approaches zero. Generally, as pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate is significant.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant investments. In the Company’s trucking business, where investments are substantial, the primary investments are in new tractors and trailers and to a lesser extent, in technology, service centers and working capital. In the Company’s SCS business, where investment is modest, the primary investments are in technology and working capital. USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s line of credit, sales of used revenue equipment and, to a lesser extent, capital and operating leases. The Company expects gross capital expenditures of approximately $60.5 million through the remainder of 2015 as the Company continues refreshing its revenue equipment fleet. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

Debt decreased during the second quarter by $20.3 million sequentially to $85.8 million. Net of cash, debt represented 43.5% of total capitalization. The Company had approximately $112.7 million available under its Credit Facility as of June 30, 2015. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Including equipment expected to be financed with operating leases, the Company has experienced, and expects to continue experiencing, increased capital expenditures for tractors and trailers compared to the level experienced in 2014, as replacement and upgrade of the fleet continues. The Company may change the amount of the capital expenditures based on operating performance. Should capital expenditures be decreased for tractors and trailers, the Company would expect the age of the fleet to increase.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$39,579	$18,518
Net cash used in investing activities	(4,697)	(13,638)
Net cash used in financing activities	(34,383)	(4,855)

Cash generated from operations increased $21.1 million in the first six months of 2015, compared to the same period in 2014. This increase was primarily due to improved profitability, an increase of $21.3 million in cash provided from improved collections efforts during the first six months of 2015 from working capital management, which reduced receivables balances, and enhanced operational effectiveness.

For the six months ended June 30, 2015, net cash used in investing activities was $4.7 million, compared to $13.6 million of cash used by investing activities during the same period in 2014. The $8.9 million decrease in cash used by investing activities primarily reflected a net $1.9 million decrease in capital expenditures, and an increase of $7.1 million in proceeds from the sale of equipment.

Cash used in financing activities was $34.4 million for the first six months of 2015, compared to $4.9 million during the same period in 2014. As noted above, in February 2015, the Company entered into the new senior secured revolving credit facility, which replaced the previous credit facility. During the six months ended June 30, 2015, the Company made net repayments of long-term debt, financing notes and capital leases of $31.7 million.

Debt and Capitalized Lease Obligations

See notes 7 and 8 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the revolving Credit Facility and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment, and certain facilities. As of June 30, 2015, the Company had financed tractors under operating leases. Vehicles held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such vehicles are reflected in the condensed consolidated statements of operations and comprehensive income (loss) in the “Operations and maintenance” expense line item. Rent expense related to the Company’s revenue equipment operating leases was $0.9 million and $0.8 million for the quarter ended June 30, 2015 and 2014, respectively. Rent expense related to the other equipment and facilities leases was $0.6 million and $0.5 million for the quarter ended June 30, 2015 and 2014, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the inverse is true. Overall, the average market price per gallon for diesel fuel was approximately 27.7% lower during second quarter of 2015 than they were in the same period in 2014, as reported by the DOE.

As of June 30, 2015, the Company did not have any long-term fuel purchase contracts, and has not entered into any hedging arrangements.

Equity

As of June 30, 2015, USA Truck had stockholders’ equity of $109.7 million and total debt including current maturities of $85.8 million, resulting in a total debt, less cash, to total capitalization ratio of 43.5% compared to 52.6% as of December 31, 2014.

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

As of June 30, 2015, the Company had commitments of $1.6 million for the acquisition of non-revenue equipment and approximately $60.5 million of commitments outstanding for the acquisition of revenue equipment, of which none is cancellable. It is anticipated that the Company will be taking delivery of these acquisitions throughout the remainder of 2015.

As of June 30, 2015, operating leases have been entered into to finance the acquisition of revenue equipment and computer hardware. Accordingly, this equipment and hardware is not recorded on the condensed consolidated balance sheet. The following table represents outstanding contractual obligations for rental expense under operating leases at June 30, 2015 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$1,602	$656	$653	$60	$233
Computer hardware rented	705	235	470	—	—
Revenue equipment	10,674	3,049	6,098	1,527	—

Total rental obligations	$12,981	$3,940	$7,221	$1,587	$233

During the quarter ended June 30, 2015, net capital expenditures of $9.6 million were incurred, of which $8.3 million was for the purchase of revenue equipment and the remaining $1.3 million was for other expenditures. During the six months ended June 30, 2015, the Company received proceeds from the sale of property and equipment of approximately $15.9 million and purchased approximately $31.4 million of property and equipment, $29.5 million of which related to revenue equipment.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. USA Truck bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the three months ended June 30, 2015, there were no material changes to the Company’s critical accounting policies, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. Its Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage determined based on the Company’s attainment of certain financial ratios. As of June 30, 2015, the Company had $53.0 million outstanding pursuant to its Credit Facility, excluding letters of credit of $4.3 million. Assuming the outstanding balance as of June 30, 2015 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.5 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company has seen a significant decrease. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of June 30, 2015, USA Truck did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, these costs could also exacerbate the driver shortages experienced by the trucking industry by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2015, a 10% increase in the average price per gallon would result in an approximate $3.4 million increase in fuel expense.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established controls and procedures to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of June 30, 2015, the PEO and PFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed is in the reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specific in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2015, the Company continued the implementation of a new maintenance system. A program to train employees and appropriately modify, test and monitor system results and the related internal controls is being conducted in this initial implementation and is ongoing. Accordingly, the Company’s system of internal controls over financial reporting for the maintenance operations is being updated during the implementation phase. The Company is determining when the system will go live.

Other than any change related to the implementation of the new maintenance system, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2014, and our Form 10-Q for the quarter ended March 31, 2015, in the sections entitled Item 1A. Risk Factors, describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We are consolidating the two risk factors entitled “Our President and Chief Executive Officer has taken a medical leave of absence, and we do not know whether or when he may return” and “Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could harm our business, financial condition, and results of operations,” such that those risk factors are deleted and replaced in their entirety with the following:

Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could harm our business, financial condition, and results of operations.

We depend on the leadership and expertise of our executive management team and other key personnel to design and execute our strategic and operating plans, including our current efforts to grow and improve the profitability of our Trucking and SCS segments. Our management team has experienced significant changes in recent years and may continue to experience change, including as part of our current evaluation of the composition, roles, and responsibilities of our executive management team. Our President and Chief Executive Officer recently resigned and additional turnover, planned or otherwise, in key leadership positions may adversely impact our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must recruit, develop and retain a core group of managers to realize our goal of expanding our operations, improving our earnings consistency, and positioning ourselves for long-term operating revenue growth.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of USA Truck during the quarter ended June 30, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1-30, 2015	237	$27.27	—	—
May 1-31, 2015	17	$23.16	—	—
June 1-30, 2015	—	—	—	—

Total	254	$26.99	—	—

(1)

Shares of common stock withheld to offset tax withholding obligations that occurred upon vesting and release of restricted shares. The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On July 7, 2015, the Company appointed Thomas Glaser to serve as President and Chief Executive Officer. In its Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2015, the Company disclosed certain details of Mr. Glaser’s compensation. In addition to the compensation disclosed in the Form 8-K, as approved by the Company’s Executive Compensation Committee, the Company will: (i) continue to provide Mr. Glaser with reimbursement for living and travel expenses of up to $5,000 per month, (ii) pay Mr. Glaser a flat fee per pay period equivalent to his estimated director fees, with a true-up to actual fees earned through year end in the last pay period of the year, and (iii) make all compensation changes, including those disclosed in the Form 8-K, effective July 1, 2015. Upon Mr. Glaser’s appointment, Mr. Glaser became an employee of the Company and the Consulting Agreement between the Company and Mr. Glaser, dated April 6, 2015, was terminated.

On July 29, 2015, as approved by the Company’s Executive Compensation Committee, the Company formalized continued employment terms with Russell Overla and Michael Borrows (each, an “Officer”) in the form of a letter (the “Employment Letter”). Per the terms of the Employment Letter, each Officer was informed of (i) his continued annual base salary with the Company, or $230,625 for Mr. Overla and $225,000 for Mr. Borrows, (ii) his ability to participate in the Company’s Management Bonus Plan – Executive Group, and (iii) his eligibility for Company benefits, all subject to other customary provisions.

In connection with the Employment Letters, the Company’s Executive Compensation Committee on July 29, 2015, approved revised Executive Severance and Change in Control Agreements with each Officer (each, an “Executive Severance and Change in Control Agreement”). Pursuant to the Executive Severance and Change in Control Agreement, upon a qualifying severance event, subject to other customary provisions, each Officer is eligible to receive (i) eighteen (18) months of salary continuation, and (ii) an amount equal to his short term incentive target (“STI Target”). Upon a qualifying change-in-control event, subject to other customary provisions, each Officer is entitled to receive (a) a lump sum payment equal to one hundred fifty percent (150%) of his annual base salary and STI Target, and (b) up to eighteen (18) months of continued coverage under the Company’s healthcare insurance plans.

The foregoing descriptions of the Employment Letters and the Executive Severance and Change in Control Agreements are not intended to be complete and are qualified in their entirety by reference to the Employment Letters and Executive Severance and Change in Control Agreements, copies of which will be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

On July 29, 2015, Mr. Borrows was granted an award of 760 shares of restricted stock, vesting in four equal annual increments starting on January 22, 2016, and through and including January 22, 2019. The shares are subject to acceleration and forfeiture provisions.

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

4.3	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).

10.1 *#	Consulting Agreement, dated as of April 6, 2015, by and between the Company and Thomas M. Glaser.

31.1 #	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 #	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 #	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ±	XBRL Instance Document.

101.SCH ±	XBRL Taxonomy Extension Schema Document.

101.CAL ±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ±	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ±	XBRL Taxonomy Extension Presentation Linkbase Document.

References:

*	Management contract or compensatory plan, contract or arrangement.
#	Filed herewith.
±	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	August 4, 2015	By:	/s/ Michael K. Borrows
(Signature) Michael K. Borrows
Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	August 4, 2015	By:	/s/ Joseph M. Kaiser
(Signature) Joseph M. Kaiser
Vice President and Corporate Controller Principal Accounting Officer