Form 10-Q
period 2015-09-30
USA TRUCK INC
filed 2015-11-04
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File Number: 1-35740

USA TRUCK, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0556971
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

3200 Industrial Park Road
Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

479-471-2500

(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock, as of October 30, 2015, was 10,144,208.

	USA TRUCK, INC.
	TABLE OF CONTENTS

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) – Three Months and Nine Months Ended September 30, 2015 and September 30, 2014	4
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) – Nine Months Ended September 30, 2015	5
	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2015 and September 30, 2014	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3.	Quantitative and Qualitative Disclosures about Market Risk	27
4.	Controls and Procedures	28
	PART II – OTHER INFORMATION
1.	Legal Proceedings	28
1A.	Risk Factors	28
2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
3.	Defaults Upon Senior Securities	29
4.	Mine Safety Disclosures	29
5.	Other Information	29
6.	Exhibits	30
	Signatures	31

The heading (Recast) over the 2014 financial information in this Form 10-Q relates to a change in accounting principle to a more preferable method of accounting for tire inventory that was given effect as if adopted on January 1, 2014. Refer to note 10 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the change in accounting principle.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
		(Recast)
Assets
Current assets:
Cash	$2,132	$205
Accounts receivable, net of allowance for doubtful accounts of $974 and $1,020, respectively	56,752	71,186
Other receivables	5,268	5,604
Inventories	1,426	1,863
Assets held for sale	11,343	3,536
Deferred income taxes	6,878	7,707
Prepaid expenses and other current assets	3,883	5,197
Total current assets	87,682	95,298
Property and equipment:
Land and structures	32,360	31,596
Revenue equipment	281,706	348,251
Service, office and other equipment	21,783	18,812
Property and equipment, at cost	335,849	398,659
Accumulated depreciation and amortization	(138,897)	(182,964)
Property and equipment, net	196,952	215,695
Other assets	1,470	658
Total assets	$286,104	$311,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,582	$23,582
Current portion of insurance and claims accruals	13,516	10,230
Accrued expenses	20,757	8,252
Current maturities of long-term debt and capital leases	7,231	24,048
Total current liabilities	75,086	66,112
Deferred gain	1,024	589
Long-term debt and capital leases, less current maturities	66,764	93,464
Deferred income taxes	34,013	42,771
Insurance and claims accruals, less current portion	6,322	9,647
Total liabilities	183,209	212,583
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 11,936,040 shares, and 11,873,071 shares, respectively	119	119
Additional paid-in capital	67,195	65,850
Retained earnings	61,934	54,802
Less treasury stock, at cost (1,578,849 shares, and 1,340,438 shares, respectively)	(26,353)	(21,703)
Total stockholders’ equity	102,895	99,068
Total liabilities and stockholders’ equity	$286,104	$311,651

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Recast)		(Recast)
Revenue:
Operating revenue	$123,490	$153,618	$389,950	$452,405

Operating expenses:
Salaries, wages and employee benefits	32,028	39,388	105,536	113,930
Fuel expense	12,960	28,449	47,195	92,156
Depreciation and amortization	8,702	10,792	29,951	33,395
Insurance and claims	5,405	6,466	17,502	18,353
Operations and maintenance	11,533	10,649	34,083	35,999
Purchased transportation	40,613	43,755	122,029	129,543
Operating taxes and licenses	1,439	1,414	4,221	4,215
Communications and utilities	989	1,026	2,732	3,159
Gain on disposal of assets, net	(3,008)	(302)	(5,766)	(824)
Restructuring, severance and related charges	2,893	--	2,893	--
Other	4,477	4,469	13,775	12,412
Total operating expenses	118,031	146,106	374,151	442,338
Operating income	5,459	7,512	15,799	10,067

Other expenses:
Interest expense, net	493	816	1,672	2,271
Defense costs	--	65	--	2,593
Loss on extinguishment of debt	--	--	750	--
Other, net	78	4	650	52
Total other expenses, net	571	885	3,072	4,916
Income before income taxes	4,888	6,627	12,727	5,151
Income tax expense	2,161	2,621	5,595	2,418

Net income and comprehensive income	$2,727	$4,006	$7,132	$2,733

Net income per share information:
Average shares outstanding (basic)	10,442	10,357	10,439	10,350
Basic earnings per share	$0.26	$0.39	$0.68	$0.26

Average shares outstanding (diluted)	10,470	10,476	10,515	10,482
Diluted earnings per share	$0.26	$0.38	$0.68	$0.26

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2014	11,873	$119	$65,850	$61,082	$(21,703)	$105,348
Revision due to accounting principle change (see note 10)	--	--	--	(6,280)	--	(6,280)
Balance at December 31, 2014, recast	11,873	119	65,850	54,802	(21,703)	99,068
Exercise of stock options	32	--	168	--	--	168
Excess tax benefit from exercise of stock options	--	--	837	--	--	837
Purchase of common stock	--	--	(52)	--	(4,650)	(4,702)
Share-based compensation	--	--	802	--	--	802
Restricted stock award grant	131	1	(2)	--	--	(1)
Forfeited restricted stock	(84)	(1)	1	--	--	--
Net share settlement related to restricted stock vesting	(16)	--	(409)	--	--	(409)
Net income	--	--	--	7,132	--	7,132
Balance at September 30, 2015	11,936	$119	$67,195	$61,934	$(26,353)	$102,895

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
		(Recast)
Operating activities:
Net income	$7,132	$2,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,951	33,395
Provision for doubtful accounts	360	798
Deferred income taxes, net	(7,931)	(3,625)
Share-based compensation	802	246
Gain on disposal of assets, net	(5,766)	(824)
Loss on extinguishment of debt	750	--
Change in vacation policy	(1,383)	--
Asset valuation reserve	281	(35)
Other	(6)	--
Changes in operating assets and liabilities:
Accounts receivable	14,077	(10,066)
Inventories and prepaid expenses	1,132	(2,013)
Accounts payable and accrued liabilities	18,513	16,264
Insurance and claims accruals	1,248	1,203
Other long-term assets and liabilities	(374)	--
Net cash provided by operating activities	58,786	38,076

Investing activities:
Capital expenditures	(45,000)	(34,577)
Proceeds from sale of property and equipment	31,212	12,882
Proceeds from operating sale leaseback	7,975	--
Change in other assets, net	--	19
Net cash used by investing activities	(5,813)	(21,676)

Financing activities:
Borrowings under long-term debt	112,237	48,938
Payments on long-term debt	(132,356)	(49,560)
Payments on capitalized lease obligations	(25,658)	(12,840)
Net change in bank drafts payable	(3,422)	(1,860)
Excess tax benefit from exercise of stock options	837	--
Principal payments on note payable	(896)	(1,023)
Purchase of common stock	(4,702)	--
Proceeds from capital sale leaseback	3,156	--
Net (payments) or proceeds on stock based awards	(242)	18
Net cash used in financing activities	(51,046)	(16,327)

Increase in cash	1,927	73
Cash:
Beginning of period	205	14
End of period	$2,132	$87

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,623	$2,574
Income taxes	2,996	407
Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	8,422	3,635

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2015

Note 1 – Basis of Presentation

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain previously reported amounts have been reclassified to conform to the current year presentation. Additionally, financial statements and notes to the financial statements previously reported in prior periods have been recast to reflect the change in accounting principle for tires. Refer to note 10 of the footnotes to the Company’s condensed consolidated financial statements for further discussion regarding the change in accounting principle.

NOTE 2 – NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable, collateralized by the property, in the amount of $2.1 million. The note receivable bears interest at an annual rate of 7.0% and has scheduled principal and interest payments based on a 30-year amortization schedule. A balloon payment in the approximate amount of $1.9 million is payable to the Company when the note matures in November 2015. Accordingly, the Company deferred the approximate $0.7 million of gain on the sale of this facility, and records this gain into earnings as payments on the note receivable are received. All principal payments have been received, except for the balloon payment due at maturity. The Company has not recorded any valuation allowance against the note receivable, which is included in other receivables in the accompanying condensed consolidated balance sheet. For the three months ended September 30, 2015 and 2014, the Company recognized approximately $2,100 and $2,000, respectively, of this gain. For the nine months ended September 30, 2015 and 2014, the Company recognized approximately $6,200 and $5,800, respectively, of this gain.

NOTE 3 – SHARE-BASED COMPENSATION

In May 2014, the Company’s stockholders approved the USA Truck, Inc. 2014 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of incentive or nonqualified options or other equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants. As of September 30, 2015, 374,408 shares were available for future options or other equity awards under the Incentive Plan.

In January 2015, the Executive Compensation Committee approved a Long-Term Incentive Plan (the “2015 LTIP”) under which participants, including executives and other key management personnel, are eligible to receive long-term equity awards in the form of restricted stock. In January 2015, the 2015 LTIP participants received grants of restricted stock, a portion of which are subject to time-based vesting, in 25% increments over four years beginning on the first anniversary of the grant date, and a portion of which are subject to performance-based vesting upon achievement of certain levels of return on invested capital determined on a cumulative basis over a three-year performance period.

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

In July 2015, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock over a three-year period ending July 28, 2018. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. During the quarter ended September 30, 2015, the Company, through a Rule 10b5-1 plan, repurchased a total of 245,979 shares at a weighted average price of $19.11 per share for an aggregate total cost of approximately $4.7 million. As of September 30, 2015, the repurchase authorization had approximately 0.8 million shares remaining. The specific number of shares the Company ultimately repurchases, and the actual timing and amount of share repurchases, will depend on market conditions and other factors, as well as the applicable requirements of federal securities law. In addition, the stock repurchase program may be suspended, extended or terminated by the Company at any time without prior notice, and the Company is not obligated to purchase a specific number of shares.

NOTE 5 – SEGMENT REPORTING

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

Assets are not allocated to SCS, as those operations provide truckload freight services to customers through arrangements with third party carriers who utilize their own equipment. To the extent rail intermodal operations require the use of Company-owned assets; they are obtained from the Company’s trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to SCS based on the assets specifically utilized to generate revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for SCS are specifically identifiable direct costs or are allocated to SCS based on relevant drivers.

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenue
Trucking revenue (1)	$85,369	$108,440	$275,617	$317,664
Trucking intersegment eliminations	(387)	(122)	(1,421)	(434)
Trucking operating revenue	84,982	108,318	274,196	317,230
SCS revenue	39,505	49,359	119,781	144,507
SCS intersegment eliminations	(997)	(4,059)	(4,027)	(9,332)
SCS operating revenue	38,508	45,300	115,754	135,175
Total operating revenue	$123,490	$153,618	$389,950	$452,405

(1)

Includes foreign revenue of $10.7 million and $32.5 million for the three and nine months ended September 30, 2015, respectively, and $14.6 million and $45.0 million for the three and nine months ended September 30, 2014, respectively. All foreign revenue is paid in US dollars.

A summary of operating income (loss) by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Recast)		(Recast)
Operating income (loss)
Trucking	$2,460	$2,176	$6,565	$(6,338)
SCS	2,999	5,336	9,234	16,405
Total operating income	$5,459	$7,512	$15,799	$10,067

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Recast)		(Recast)
Depreciation and amortization
Trucking	$8,608	$10,746	$29,733	$33,257
SCS	94	46	218	138
Total depreciation and amortization	$8,702	$10,792	$29,951	$33,395

NOTE 6 – Assets Held for sale

Assets held for sale as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Revenue equipment assets held for sale	$11,343	$3,536

Assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next twelve months.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Salaries, wages and employee benefits	$5,689	$7,043
Federal and state tax accruals	11,575	186
Restructuring, severance and related charges (1)	2,089	--
Other (2)	1,404	1,023
Total accrued expenses	$20,757	$8,252

(1)	Refer to note 15 of the footnotes to the Company’s condensed consolidated financial statements for additional information regarding the restructuring, severance and related charges.

(2)	As of September 30, 2015 and December 31, 2014, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

Note 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Revolving credit agreement	$51,000	$71,000
Other	--	896
Total debt	51,000	71,896
Less current maturities	--	(896)
Long-term debt, less current maturities	$51,000	$71,000

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

The Company had no overnight borrowings under the Credit Facility as of September 30, 2015. The average interest rate including all borrowings made under the Credit Facility as of September 30, 2015 was 1.74%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of September 30, 2015, the Company had outstanding $4.3 million in letters of credit and had approximately $114.7 million available under the Credit Facility.

Note 9 – LEASES AND Commitments

CAPITAL LEASES

USA Truck leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
September 30, 2015	$35,784	$11,417	$24,367
December 31, 2014	75,188	27,770	47,418

The Company has capitalized lease obligations relating to revenue equipment of $23.0 million, of which $7.2 million represents the current portion. Such leases have various termination dates extending through September 2019 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 1.88% to 3.11% as of September 30, 2015. The lease agreements require payment of property taxes, maintenance and operating expenses. Amortization of capital leases was $1.8 million and $7.0 million for the three and nine months ended September 30, 2015, respectively, and $3.1 million and $9.7 million for the three and nine months ended September 30, 2014, respectively.

During September 2015, the Company completed a sale-leaseback transaction under which it sold certain owned tractors to an unrelated party for net proceeds of $3.1 million and entered into a 48 month capital lease agreement with the buyer. At September 30, 2015, the Company recorded a liability of approximately $0.1 million representing the total gain on the sale and will amortize such amount to earnings ratably over the lease term. The deferred gain is included in the deferred gain line item on the accompanying condensed consolidated balance sheet

OPERATING LEASES

Rent expense associated with operating leases was $1.7 million and $4.5 million for the three and nine months ended September 30, 2015, respectively, and $1.4 million and $3.9 million for the three and nine months ended September 30, 2014, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in operations and maintenance expense, while rent expense relating to office equipment is included in other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of September 30, 2015, the Company has entered into leases with lessors who do not participate in the Credit Facility. Currently, such leases do not contain cross-default provisions with the Credit Facility.

In August 2015, the Company completed two sale-leaseback transactions under which it sold certain owned tractors to an unrelated party for net proceeds of $8.0 million and entered into two operating leases with terms of 58 and 59 months, respectively, with the buyer. During September 2015, the Company recorded a liability of approximately $0.3 million representing the total gain on the sale and will amortize such amount to earnings ratably over the lease term. The deferred gain is included on the deferred gain line item in the accompanying condensed consolidated balance sheet.

As of September 30, 2015, the future minimum payments including interest under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2015	2016	2017	2018	2019	Thereafter
Capital leases	$7,707	$11,466	$2,669	$1,872	$--	$--
Operating leases	6,206	5,991	5,827	3,168	1,950	2,361

OTHER COMMITMENTS

As of September 30, 2015, the Company had commitments of approximately $0.03 million for purchases of non-revenue equipment and commitments of approximately $22.3 million for purchases of revenue equipment, of which none is cancellable. The Company anticipates taking delivery of these purchases throughout the remainder of 2015.

NOTE 10 – CHANGE IN ACCOUNTING PRINCIPLE

During the third quarter of 2015, the Company changed its accounting policy for tires. Prior to this change, the cost of the replacement tires placed in service was reported as prepaid tires and amortized based on estimated usage of the tires. Under the new policy, the cost of tires mounted on purchased revenue equipment is capitalized as part of the total equipment cost and is depreciated over the useful life of the related equipment. Subsequent replacement tires are expensed at the time those tires are placed in service. Management believes this new policy is preferable under the circumstances because it provides a more precise method for recognizing expenses related to tires consistent with industry practice. Comparative financial statements for all prior periods have been recast to apply the new policy retrospectively, and are reflected under columns marked “Recast”.

The following tables present the line items on the statements of operations, balance sheets and statements of cash flows that were impacted by the accounting change at December 31, 2014, and for the three and nine month periods ended September 30, 2014 (in thousands, except per share amounts).

	December 31, 2014
	Prior to Change in Accounting Principle	Effect of Change	Recast
Balance Sheet:
Prepaid expenses and other current assets	$17,318	$(12,121)	$5,197
Deferred income taxes	46,688	(3,917)	42,771
Property and equipment	16,648	2,164	18,812
Accumulated depreciation and amortization	(182,724)	(240)	(182,964)
Retained earnings	61,082	(6,280)	54,802

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Prior to Change in Accounting Principle	Effect of Change	Recast	Prior to Change in Accounting Principle	Effect of Change	Recast
Statement of Operations:
Operations and maintenance	$12,863	$(2,214)	$10,649	$37,554	$(1,555)	$35,999
Depreciation and amortization	10,671	121	10,792	33,274	121	33,395
Operating income	5,419	2,093	7,512	8,633	1,434	10,067
Income before income taxes	4,534	2,093	6,627	3,717	1,434	5,151
Income tax expense	1,817	804	2,621	1,867	551	2,418
Net income and Comprehensive income	2,717	1,289	4,006	1,850	883	2,733

Average shares outstanding (basic)	10,357	--	--	10,350	--	--
Basic earnings per share	0.26	0.13	0.39	0.18	0.09	0.26

Average shares outstanding (diluted)	10,476	--	--	10,482	--	--
Diluted earnings per share	0.26	0.12	0.38	0.18	0.08	0.26

	September 30, 2014
	Prior to Change in Accounting Principle	Effect of Change	Recast
Cash Flow:
Net income	$1,850	$883	$2,733
Depreciation and amortization	33,274	121	33,395
Deferred income taxes	(4,176)	551	(3,625)
Inventories, prepaid expenses and other current assets	(458)	(1,555)	(2,013)

The following is a summary of the adjusted quarterly results of operations through September 30, 2015 (amounts in thousands).

	Three Months Ended March 31, 2015			Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Prior to Change in Accounting Principle	Effect of Change	Recast	Prior to Change in Accounting Principle	Effect of Change	Recast	Prior to Change in Accounting Principle	Effect of Change	Recast

Operations and maintenance	$12,140	$(1,066)	$11,074	$12,176	$(700)	$11,476	$24,316	$(1,766)	$22,550
Depreciation and amortization	10,671	131	10,802	10,277	170	10,447	20,948	301	21,249
Operating income	3,591	935	4,526	5,284	530	5,814	8,875	1,465	10,340
Income before income taxes	2,009	935	2,944	4,365	530	4,895	6,374	1,465	7,839
Income tax expense	893	416	1,309	1,905	220	2,125	2,798	636	3,434
Net income and Comprehensive income	1,116	519	1,635	2,460	310	2,770	3,576	829	4,405

Average shares outstanding (basic)	10,395	--	--	10,435	--	--	10,423	--	--
Basic earnings per share	0.11	0.05	0.16	0.24	0.03	0.27	0.34	0.08	0.42

Average shares outstanding (diluted)	10,516	--	--	10,516	--	--	10,524	--	--
Diluted earnings per share	0.11	0.05	0.16	0.23	0.03	0.26	0.34	0.08	0.42

	Three Months Ended March 31, 2014			Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Prior to Change in Accounting Principle	Effect of Change	Recast	Prior to Change in Accounting Principle	Effect of Change	Recast	Prior to Change in Accounting Principle	Effect of Change	Recast

Operations and maintenance	$13,062	$9	$13,071	$11,629	$650	$12,279	$24,691	$659	$25,350
Operating income (loss)	(1,043)	(9)	(1,052)	4,257	(650)	3,607	3,214	(659)	2,555
Income (loss) before income taxes	(2,183)	(9)	(2,192)	1,366	(650)	716	(817)	(659)	(1,476)
Income tax expense (benefit)	(594)	(3)	(597)	644	(250)	394	50	(253)	(203)
Net income (loss) and Comprehensive income (loss)	(1,589)	(6)	(1,595)	722	(400)	322	(867)	(406)	(1,273)

Average shares outstanding (basic)	10,339	--	--	10,346	--	--	10,343	--	--
Basic earnings (loss) per share	(0.15)	0.00	(0.15)	0.07	(0.04)	0.03	(0.08)	(0.04)	(0.12)

Average shares outstanding (diluted)	10,399	--	--	10,478	--	--	10,343	--	--
Diluted earnings (loss) per share	(0.15)	0.00	(0.15)	0.07	(0.04)	0.03	(0.08)	(0.04)	(0.12)

Under ASC 205-45-5, “Accounting Changes and Error Corrections,” the Company is required to report a change in accounting principle by retrospectively applying the new principle to all prior periods presented, unless it is impractical to determine the prior-period effect. Accordingly, the Company has adjusted previously reported financial information for all periods presented.

NOTE 11 – INCOME tAXES

During the three months ended September 30, 2015 and 2014, the Company’s effective tax rates were 44.2% and 39.6%, respectively. During the nine months ended September 30, 2015 and 2014, the Company’s effective tax rates were 44.0% and 46.9%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for the Company’s drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits costs are slightly lower, and effective income tax rates are higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on the Company’s effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

The Company accounts for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. In that regard, the Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. Periods subject to examination for the Company’s federal returns are the 2011, 2012, 2013 and 2014 tax years. Management believes that the Company’s income tax filing positions and deductions will be sustained on examination and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. In conjunction with the foregoing, the Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. No unrecognized tax benefits have been recorded as of September 30, 2015.

Note 12 – EARNINGS Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive stock options and restricted stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on income per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Recast)		(Recast)
Numerator:
Net income	$2,727	$4,006	$7,132	$2,733
Denominator:
Denominator for basic earnings per share – weighted average shares	10,442	10,357	10,439	10,350
Effect of dilutive securities:
Employee stock options and restricted stock	28	119	76	132
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	10,470	10,476	10,515	10,482
Basic earnings per share	$0.26	$0.39	$0.68	$0.26
Diluted earnings per share	$0.26	$0.38	$0.68	$0.26
Weighted average anti-dilutive employee stock options and restricted stock	59	2	69	4

NOTE 13 – LEGAL PROCEEDINGS

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

NOTE 15 – RESTRUCTURING, SEVERANCE AND RELATED CHARGES

During the quarter ended September 30, 2015, the Company recognized approximately $2.9 million (pretax) in restructuring, severance and related charges relating to the termination of employment of certain executives and the planned closure of two maintenance facilities.

During the quarter ended September 30, 2015, the Company took steps to streamline and simplify its operations to better align the Company's cost structure and better serve its customers. In the Company's truckload segment, the Company announced a plan to close its maintenance facilities in Denton, Texas and Carlisle, Pennsylvania during the third quarter of 2015. Additionally, the Company has committed to a plan to outsource its road assistance function to a third party during the fourth quarter of 2015. These closures and outsourcing initiative are expected to improve operating productivity and enhance capacity utilization.

These initiatives impacted a total headcount of 50 team members. Team members separated or to be separated from the Company as a result of these streamlining initiatives were offered severance. The expenses recorded during the quarter ended September 30, 2015, included costs related to severance; contract termination; development, communication and administration of these initiatives; and asset write-offs. The Company has incurred total pretax expenses of approximately $1.6 million related to these streamlining initiatives, which were recorded in the line item “Restructuring, severance and related charges” in the accompanying condensed consolidated statements of income.

In July 2015, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. John M. Simone regarding the conclusion of Mr. Simone’s tenure as the Company’s President, Chief Executive Officer, and Director. Pursuant to the Separation Agreement: (i) Mr. Simone's separation was effective July 7, 2015 (the "Separation Date"), (ii) Mr. Simone will receive severance pay equal to his base salary as of the Separation Date ($460,000 per year) for a period of twelve months following the Separation Date, (iii) Mr. Simone will receive, to the extent earned, any bonus he would have been entitled to receive under the Company's 2015 Management Bonus Plan, payable at the time and on the same basis as paid to recipients still employed by the Company, pro-rated for the number of days Mr. Simone was employed by the Company in 2015 through the Separation Date, (iv) the Company will pay the actual amount of Mr. Simone's COBRA continuation payments for a period of eighteen months following the Separation Date, (v) Mr. Simone was compensated for any vacation time and paid time off accrued but not used through the Separation Date, (vi) Mr. Simone will be reimbursed for certain expenses associated with the conclusion of his employment with the Company, up to a total of $10,000, and (vii) the following outstanding equity awards held by Mr. Simone will vest as of the Separation Date: (a) 18,750 shares of restricted stock of the Company scheduled to vest on February 18, 2016 and (b) 10,727 nonqualified stock options of the Company scheduled to vest on February 18, 2016. During the quarter ended September 30, 2015, the Company recognized severance costs associated with Mr. Simone’s departure of approximately $1.3 million, which were recorded in the line item “Restructuring, severance and related charges” in the Company’s condensed consolidated statements of income.

The following table summarizes the Company’s restructuring liability and cash payments made related to the restructuring plan as of September 30, 2015 (in thousands):

	Costs Incurred	Payments	Non-cash Expenses	Accrued Balance
Severance pay and benefits (1)	$2,160	$(266)	$(538)	$1,356
Facility closing expenses	733	--	--	733
Total	$2,893	$(266)	$(538)	$2,089

(1)	Includes amounts payable to Mr. Simone pursuant to the Separation Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Item 2, statements relating to future insurance and claims experience, future driver market, future driver compensation, future ability to recruit and retain drivers, future driver recruiting costs, future acquisitions and dispositions of revenue equipment, future revenue equipment prices, future profitability, future pricing rates, future fuel efficiency, future fuel prices, future ability to recover costs through the fuel surcharge program, future employee benefits costs, future purchased transportation use and expense, future operations and maintenance costs, future depreciation and amortization expense, future effects of inflation, expected capital resources and sources of liquidity, future indebtedness, expected capital expenditures, and future income tax rates, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015. Readers should review and consider the factors that may affect future results and other disclosures by the Company in its press releases, Annual Report on Form 10-K for the year ended December 31, 2014, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, and other filings with the Securities and Exchange Commission.

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

Results of Operations

The following table sets forth the condensed consolidated statements of operations and comprehensive income in dollars (dollar amounts in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended				%	Nine Months Ended				%
	September 30, 2015		September 30, 2014		Change	September 30, 2015		September 30, 2014		Change
	$	%	$	%	(%)	$	%	$	%	(%)
			(Recast)					(Recast)
Base revenue	$109,752	88.9%	$125,947	82.0%	(12.9)%	$342,443	87.8%	$368,527	81.5%	(7.1)%
Fuel surcharge revenue	13,739	11.1	27,671	18.0	(50.3)	47,506	12.2	83,878	18.6	(43.4)
Operating revenue	$123,490	100.0%	$153,618	100.0%	(19.6)%	$389,950	100.0%	$452,405	100.0%	(13.8)%

Total operating expenses	118,031	95.6	146,106	95.1	(19.2)	374,151	95.9	442,338	97.8	(15.4)
Operating income	5,459	4.4	7,512	4.9	(27.3)	15,799	4.1	10,067	2.2	56.9

Other expenses (income):
Interest expense	493	0.4	816	0.5	(39.5)	1,672	0.4	2,271	0.5	(26.4)
Defense costs	--	--	65	--	(100.0)	--	--	2,593	0.6	(100.0)
Loss on extinguishment of debt	--	--	--	--	--	750	0.2	--	--	100.0
Other, net	78	0.1	4	--	(1,850.0)	650	0.2	52	--	(1,150.0)
Total other expenses, net	571	0.5	885	0.5	(35.4)	3,072	0.8	4,916	1.1	(37.5)
Income before income taxes	4,888	3.9	6,627	4.4	(26.2)	12,727	3.3	5,151	1.1	147.1
Income tax expense	2,161	1.7	2,621	1.7	(17.6)	5,595	1.4	2,418	0.4	(131.4)

Net income	$2,727	2.2%	$4,006	2.6%	(31.9)%	$7,132	1.8%	$2,733	0.6%	161.0%

For the three months ended September 30, 2015, operating revenue decreased 19.6% to $123.5 million from $153.6 million for the prior-year period. Base revenue, which excludes fuel surcharges, decreased 12.9% to $109.8 million in the September 2015 quarter from $125.9 million in the September 2014 quarter. Net income decreased to $2.7 million in the third quarter of 2015 from $4.0 million for the 2014 quarter. Earnings per diluted share decreased to $0.26 in the September 2015 quarter from $0.38 for the same quarter last year. Excluding the restructuring, severance and related charges of $2.9 million, $0.17 (net of tax) per diluted share, discussed in note 15 to the Company’s condensed consolidated financial statements, the Company produced $0.43 adjusted earnings per diluted share for the quarter ended September 30, 2015.

For the nine months ended September 30, 2015, operating revenue decreased 13.8% to $390.0 million from $452.4 million for last year’s period. Base revenue, which excludes fuel surcharges, decreased 7.1% to $342.4 million for the 2015 period from $368.5 million for the 2014 period. Net income increased to $7.1 million in the 2015 period from $2.7 million for the same period last year. Adjusted earnings per diluted share increased to $0.89 for the nine months ended September 30, 2015, excluding $0.8 million, $0.04 (net of tax) per diluted share, related to loss on debt extinguishment and $2.9 million, $0.17 (net of tax) per diluted share, related to the restructuring charge, from $0.41 for the 2014 period, excluding $2.6 million, $0.15 (net of tax) per diluted share, related to defense costs.

Use of Non-GAAP Financial Information

USA Truck uses the terms “adjusted operating ratio” and “adjusted earnings per diluted share” throughout this Form 10-Q. Adjusted operating ratio and adjusted earnings per diluted share, as defined here, are non-GAAP financial measures, as defined by the SEC. Management uses adjusted operating ratio and adjusted earnings per diluted share as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as described below.

Adjusted operating ratio is calculated as total operating expenses, net of fuel surcharges, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted earnings per diluted share is defined as income before income taxes plus loss on extinguishment of debt, defense costs and restructuring, severance and related costs reduced by our income taxes, divided by weighted average diluted shares outstanding.

USA Truck’s Board of Directors and chief operating decision-makers also focus on adjusted operating ratio and adjusted earnings per diluted share as indicators of the Company’s performance from period to period. Management believes removing the impact of items from the Company’s operating results that, in management’s opinion, do not reflect core operating performance, affords a more consistent basis for comparing results of operations.

Management believes its presentation of adjusted operating ratio and adjusted earnings per diluted share is useful because it provides investors and securities analysts the same information that the Company uses internally for purposes of assessing its core operating performance.

Adjusted operating ratio and adjusted earnings per share are not substitutes for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as adjusted operating ratio and adjusted earnings per diluted share. Although management believes that adjusted operating ratio and adjusted earnings per diluted share can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio and adjusted earnings per diluted share differently. As a result, it may be difficult to use adjusted operating ratio, adjusted earnings per diluted share, or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to USA Truck’s performance.

Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Recast)		(Recast)
Operating revenue	$123,490	$153,618	$389,950	$452,405
Less:
Fuel surcharge revenue	13,738	27,672	47,506	83,879
Base revenue	109,752	125,946	342,444	368,526
Operating expense	118,031	146,106	374,151	442,338
Adjusted for:
Restructuring, severance and related charges	(2,893)	--	(2,893)	--
Fuel surcharge revenue	(13,738)	(27,672)	(47,506)	(83,879)
Adjusted operating expense	$101,400	$118,434	$323,752	$358,459
Operating ratio	95.6%	95.1%	95.9%	97.8%
Adjusted operating ratio	92.4%	94.0%	94.5%	97.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Recast)		(Recast)
Earnings per diluted share	$0.26	$0.38	$0.68	$0.26
Adjusted for:
Loss on debt extinguishment, net of tax	--	--	0.04	--
Restructuring, severance and related charges, net of tax	0.17	--	0.17	--
Defense costs, net of tax	--	--	--	0.15
Adjusted earnings per diluted share	$0.43	$0.38	$0.89	$0.41

Key Operating Statistic by Segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Recast)		(Recast)
Trucking:
Operating revenue (in thousands)	$84,982	$108,318	$274,196	$317,230
Operating income (loss) (in thousands) (1)	$2,460	$2,176	$6,565	$(6,338)
Adjusted operating ratio (2)	92.8%	97.5%	96.0%	102.5%
Total miles (in thousands) (3)	44,559	54,600	143,927	163,009
Deadhead percentage (4)	12.3%	13.3%	12.3%	12.7%
Base revenue per loaded mile	$1.902	$1.819	$1.871	$1.753
Average number of in-service tractors (5)	1,838	2,179	2,025	2,205
Average number of seated tractors (6)	1,718	2,066	1,858	2,049
Average miles per seated tractor per week	1,973	2,011	1,986	2,040
Base revenue per seated tractor per week	$3,293	$3,170	$3,260	$3,122
Average loaded miles per trip	577	615	596	617

Strategic Capacity Solutions:
Operating revenue (in thousands)	$38,508	$45,300	$115,754	$135,175
Operating income (in thousands) (1)	$2,999	$5,336	$9,234	$16,405
Gross margin percentage (7)	18.3%	17.3%	17.9%	17.8%

(1)	Operating income or loss is calculated by deducting total operating expenses from operating revenues.
(2)	See GAAP to non-GAAP reconciliation below.
(3)	Total miles include both loaded and empty miles.
(4)	Deadhead percentage is calculated by dividing empty miles into total miles.
(5)	Tractors include company-operated tractors in service, plus tractors operated by independent contractors.
(6)	Seated tractors are those occupied by drivers.
(7)	Gross margin percentage is calculated by taking revenue less purchased transportation expense and dividing that amount by revenue. This calculation includes intercompany revenues and expenses.

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

Trucking Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Recast)		(Recast)
Revenue	$85,369	$108,440	$275,617	$317,664
Less: intersegment eliminations	387	122	1,421	434
Operating revenue	84,982	108,318	274,196	317,230
Less: fuel surcharge revenue	10,635	22,242	37,953	67,740
Base revenue	74,347	86,076	236,243	249,490
Operating expense	82,522	106,142	267,631	323,568
Adjusted for:
Restructuring, severance and related charges	(2,893)	--	(2,893)	--
Fuel surcharge revenue	(10,635)	(22,242)	(37,953)	(67,740)
Adjusted operating expense	$68,994	$83,900	$226,785	$255,828
Operating ratio	97.1%	98.0%	97.6%	102.0%
Adjusted operating ratio	92.8%	97.5%	96.0%	102.5%

SCS Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$39,505	$49,359	$119,781	$144,507
Less: intersegment eliminations	997	4,059	4,027	9,332
Operating revenue	38,508	45,300	115,754	135,175
Less: fuel surcharge revenue	3,103	5,430	9,553	16,139
Base revenue	35,405	39,870	106,201	119,036
Operating expense	35,509	39,964	106,520	118,770
Adjusted for:
Fuel surcharge revenue	(3,103)	(5,430)	(9,553)	(16,139)
Adjusted operating expense	$32,406	$34,534	$96,967	$102,631
Operating ratio	92.2%	88.2%	92.0%	87.9%
Adjusted operating ratio	91.5%	86.6%	91.3%	86.2%

Results of Operations—Segment Review

Trucking operating revenues

For the three months ended September 30, 2015, trucking operating revenue decreased 21.5% to $85.0 million, compared to the same period in 2014. During the third quarter of 2015, trucking base revenue decreased 13.6% to $74.3 million, compared to the third quarter of 2014. The decrease in operating revenues included a 52.2% decrease in fuel surcharge revenues. The remaining decreases in operating revenues and base revenues were attributable primarily to a 16.8% decrease in the Company’s number of seated tractors, partially offset by a 3.9% increase in average base revenue per tractor per week. The decrease in seated tractors is part of the Company’s previously announced plan to downsize its trucking operation to reduce unseated tractors in a difficult driver market and focus on more profitable freight. The Company previously announced a plan to reduce its fleet by approximately 400 tractors and 800 trailers during 2015.

During the nine months ended September 30, 2015, trucking operating revenue decreased 13.6% to $274.2 million, compared to the same period of 2014. Trucking base revenue decreased 5.3% to $236.2 million, when compared to the same period in 2014. The decrease in operating revenues included a 44.0% decrease in fuel surcharge revenues. The remaining decreases in operating revenues and base revenues were attributable primarily to a 9.3% decrease in the average number of seated tractors, partially offset by a 4.4% increase in average base revenue per tractor per week.

Trucking operating income (loss)

Trucking operating income increased 13.1%, or $0.3 million, in the third quarter of 2014 compared to the 2015 period, which resulted in trucking operating ratio improving 90 basis points to 97.1%, and a 470 basis point improvement in adjusted operating ratio to 92.8%. These improvements were driven primarily by a $2.7 million increase in gain on sale of revenue equipment (360 basis point improvement in adjusted operating ratio), lower net fuel expense (primarily lower diesel fuel prices, net of reduction in fuel surcharge revenue) (410 basis point improvement in adjusted operating ratio), and higher average base revenue per total mile, partially offset by higher driver wages.

For the nine months ended September 30, 2015, trucking operating income increased 203.6%, compared to the 2014 period, which resulted in trucking operating ratio improving 440 basis points to 97.6%, and a 650 basis point improvement in adjusted operating ratio to 96.0%. These improvements were driven primarily by a $4.9 million increase, or 599.8%, in gain on sale of equipment (210 basis point improvement in adjusted operating ratio) and variable cost reductions resulting from an 11.7% decrease in revenue miles and an 8.1% decrease in trucking shipments (Approximate 210 basis point improvement in adjusted operating ratio), partially offset by higher driver wages.

SCS operating revenues

For the three months ended September 30, 2015, operating revenue for SCS decreased $6.8 million, or 15.0% to $38.5 million from $45.3 million, for the corresponding period in 2014. SCS base revenue decreased 11.2% for the three months ended September 30, 2015, over the same period in the prior year. While SCS experienced a slight decrease in load volumes of 0.9% during the quarter, the decrease in both base revenue and fuel surcharge revenue was due to the softening spot market.

SCS operating revenue decreased 14.4% to $115.8 million for the nine months ended September 30, 2015, from $135.2 million for the corresponding period in 2014. Decreases in operating revenue resulted primarily from 3.3% lower load volumes and a 26.5% decrease in revenue productivity per employee. While SCS generated record-breaking revenues in 2014, and the current year pricing remains stable, the spot market is softer in 2015 than in the prior year, contributing to the decrease in operating revenue.

SCS operating income

SCS operating income decreased $2.3 million in the third quarter of 2015, or 43.8%, compared to the third quarter of 2014. Gross margin percentage improved 100 basis points due to a more favorable market for procuring capacity. However, staffing at SCS continued to exceed the revenue base, as revenue growth has been more difficult in a softer freight market. Accordingly, gross profit per employee decreased 27.1% in the third quarter of 2015, compared to the same period in 2014.

SCS operating income decreased $7.2 million, or 43.7%, during the nine months ended September 30, 2015, compared to the same period in 2014. Due to staffing at SCS exceeding the revenue base, as revenue growth has been more difficult in a softer freight market, total gross profit per employee decreased 28.3% compared to the same period in 2014.

Consolidated Operating Expense

	Three Months Ended				%	Nine Months Ended				%
	September 30, 2015		September 30, 2014		Change	September 30, 2015		September 30, 2014		Change
(dollar amounts in thousands)	$	%	$	%	(%)	$	%	$	%	(%)
			(Recast)					(Recast)
Operating expenses:
Salaries, wages and employee benefits	$32,028	25.9%	$39,388	25.6%	(18.7)%	$105,536	27.1%	$113,930	25.2%	(7.4)%
Fuel expense	12,960	10.5	28,449	18.5	(54.4)	47,195	12.1	92,156	20.4	(48.8)
Depreciation and amortization	8,702	7.0	10,792	7.0	(19.4)	29,951	7.7	33,395	7.4	(10.3)
Insurance and claims	5,405	4.4	6,466	4.2	(16.4)	17,502	4.5	18,353	4.1	(4.6)
Operations and maintenance	11,533	9.3	10,649	6.9	8.3	34,083	8.7	35,999	8.0	(5.3)
Purchased transportation	40,613	32.9	43,755	28.5	(7.2)	122,029	31.3	129,543	28.6	(5.8)
Operating taxes and licenses	1,439	1.2	1,414	0.9	1.8	4,221	1.1	4,215	0.9	0.1
Communications and utilities	989	0.8	1,026	0.7	(3.6)	2,732	0.7	3,159	0.7	(13.5)
Gain on disposal of assets, net	(3,008)	(2.4)	(302)	(0.2)	895.8	(5,766)	(1.5)	(824)	(0.2)	599.8
Restructuring, severance and related charges	2,893	2.3	--	--	--	2,893	0.7	--	--	--
Other	4,477	3.6	4,469	3.0	0.1	13,775	3.5	12,412	2.7	11.0
Total operating expenses	$118,031	95.6%	$146,106	95.1%	(19.2)%	$374,151	95.9%	$442,338	97.8%	(15.4)%

Salaries, wages and employee benefits

Salaries, wages and employee benefits expense for the three months ended September 30, 2015 decreased $7.4 million, or 18.7%, compared to the third quarter of 2014. Salaries, wages and employee benefits expense increased 0.3 percentage points of consolidated operating revenue and decreased 2.1 percentage points of consolidated base revenue for the three months ended September 30, 2015, compared to the same period in 2014. While these changes were primarily due to a 25.3% decrease in the number of company drivers, minimally offset by higher driver pay implemented during the second quarter. Also, during the third quarter, the Company enhanced its Paid Time Off (“PTO”) policy, converting from an anniversary date vesting period to a calendar year vesting period. As there is no longer an accrued PTO carried over periods, the Company reversed approximately $1.4 million of its vacation reserve.

For the nine months ended September 30, 2015, salaries, wages and employee benefits expense decreased by $8.4 million, or 7.4% compared to the same period in 2014. When comparing the nine months ended September 30, 2015 to the comparable period year over year, salaries, wages and employee benefits expense increased 1.9 percentage points of consolidated operating revenue and decreased 0.1 percentage points of consolidated base revenue, primarily due to the reduced seated truck count, offset by higher driver pay, as well as associated payroll taxes, increased workers’ compensation and employee medical benefits costs.

The compensation paid to Company drivers and other employees has increased in recent periods and is expected to further increase in future periods due to expected driver pay increases, especially if the economy strengthens and other employment alternatives become more available. Furthermore, because the Company believes that the market for drivers has tightened, it expects hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified drivers to operate the Company’s fleet.

Fuel expense

Fuel expense for the three months ended September 30, 2015 decreased $15.5 million, or 54.4%, compared to the same period of 2014. For the third quarter of 2015, decreased volumes resulted in savings of approximately $8.2 million, overall fuel pricing and efficiency yielded net savings of approximately $7.3 million. The Company measures its net fuel expense as fuel expense, less trucking fuel surcharge revenue. Net fuel expense decreased $3.9 million, or 62.5%, during the third quarter of 2015, compared to the third quarter of 2014. As a percentage of base revenue, net fuel expense decreased 410 basis points.

For the nine months ended September 30, 2015, fuel expense decreased $45.0 million, or 48.8%, compared to the same period in 2014. Fuel expense decreased 8.3 percentage points of consolidated operating revenue, and 11.2 percentage points of consolidated base revenue compared to the same period in 2014. These decreases were due to more favorably priced fuel, reduced idle times, and the addition of more fuel efficient models into the fleet.

The Company expects to continue managing its idle time and truck speeds, investing in more fuel-efficient tractors to improve its fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs to recover a fair portion of rising fuel costs. Going forward, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, the percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Depreciation and amortization

For the three months ended September 30, 2015, depreciation and amortization expense decreased by $2.1 million, or 19.4%, compared to the 2014 period. Compared to the same period in 2014, as a percentage of consolidated operating revenue, such expenses remained at 7.0%, and as a percentage of consolidated base revenue, decreased slightly to 7.9% from 8.6%. This decrease was primarily a result of the 21.5% reduction in the number of Company tractors as part of the Company’s previously announced plan to downsize its trucking operation.

For the nine months ended September 30, 2015, depreciation and amortization expense decreased $3.4 million, or 10.3%, compared to the same period in 2014. As a percentage of consolidated operating revenue, such expenses increased to 7.7% compared to 7.4%, and as a percentage of consolidated base revenue, such expenses decreased to 8.7%, compared to 9.1% for the same period in 2014. This decrease was due to the significant decrease in Company tractors, noted above, during the comparable nine-month period

Management expects to see a decrease in depreciation and amortization expense going forward due to the reduction in size of its tractor and trailer fleet described above and the modification of the Company’s trailer depreciation policy, partially offset by higher prices of new revenue equipment.

Insurance and claims

For the three months ended September 30, 2015, insurance and claims expense decreased by $1.1 million, or 16.4%, compared to the 2014 period. As a percentage of consolidated operating revenue, insurance and claims expense increased slightly to 4.4%, compared to 4.2% for the same period in 2014, and as a percentage of consolidated base revenue, decreased to 4.9%, compared to 5.1% for the same period in 2014. The majority of the Company’s insurance and claim expense results from its claims expense from its self-insurance program; the remainder results from insurance premiums paid to insurance carriers for the Company’s insurance policies in excess of the Company’s self-insured limits.

For the nine months ended September 30, 2015, insurance and claims expense decreased $0.9 million to $17.5 million compared to $18.4 million during the same period in 2014. As a percentage of consolidated operating revenue, insurance and claims expense increased to 4.5%, compared to 4.1% for the same period in 2014, and as a percentage of consolidated base revenue, increased slightly to 5.1%, compared to 5.0% for the same period in 2014.

Operations and maintenance

Operations and maintenance expense increased $0.9 million, or 8.3%, during the three months ended September 30, 2015, compared to same period in 2014. As a percentage of consolidated operating revenue, operations and maintenance expense increased from 6.9% in the third quarter of 2014, to 9.3% in the third quarter of 2015. As a percentage of consolidated base revenue, this expense increased 2.0 percentage points, from 8.5% in the third quarter of 2014, to 10.5% in the third quarter of 2015. These increases were primarily associated with lower revenue, offset by higher repair costs and operating sale-leaseback transactions which the Company entered into during the quarter.

For the nine months ended September 30, 2015, operations and maintenance expense increased $1.9 million, or 5.3%, compared to the prior year period. As a percentage of consolidated operating revenue, operations and maintenance expense increased, from 8.0% in the first nine months of 2014 to 8.7% in the same period of 2015, and as a percentage of consolidated base revenue, increased 0.2 percentage points, from 9.8% to 10.0%. While fluctuations in repair costs are anticipated moving forward, management believes maintenance costs may trend downward overall as ongoing maintenance strategies, which focus on increased routine maintenance in an effort to avoid more extensive repairs, are producing expected results for the Company and will likely continue to be a factor as our fleet is updated with newer tractors and trailers.

Purchased transportation

Purchased transportation expense decreased $3.1 million, or 7.2%, during the three months ended September 30, 2015, compared to the same period in 2014. As a percentage of consolidated operating revenue, purchased transportation increased to 32.9% from 28.5% during the same period in 2014. As a percentage of consolidated base revenue, purchased transportation increased 230 basis points, from 34.7% in the third quarter of 2014 to 37.0% in the same quarter of 2015. These increases were primarily associated with a 61.0% increase in the size of the Company’s independent contractor fleet, offset by a 15.0% decrease in SCS operating revenues.

For the nine months ended September 30, 2015, purchased transportation expense decreased $7.5 million, or 5.8%, compared to the same period in 2014. This year-over-year dollar decrease was primarily due to the lower SCS volumes which more than offset increases in the size of the independent contractor fleet. As a percentage of consolidated operating revenue, purchased transportation increased 2.7 percentage points year-over-year, due primarily to the growth in the Company’s independent contractor fleet mentioned above.

The Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet, which could further increase purchased transportation expense. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

Gain on disposal of assets, net

Gain on disposal of assets, net increased 895.8%, from $0.3 million in the third quarter of 2014 to $3.0 million in the third quarter of 2015. For the nine months ended September 30, 2015, gain on disposal of assets, net increased 599.8% compared to the same period of 2014, from $0.8 million to $5.8 million. As a percentage of consolidated operating revenue, gain on disposal increased to 2.4% during the third quarter of 2015 from 0.2% during the same period in 2014. This quarter’s increase reflects a continued acceleration of the Company’s plans to dispose of older tractors and reduce the number of unseated tractors. Although we expect gain on disposal in the fourth quarter of 2015 to be impacted as we continue to update our fleet with newer tractors and trailers, in 2016, we expect gain on disposal to return to more normalized levels, as those experienced prior to 2015.

Restructuring, severance and related charges

See note 15 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the restructuring expenses incurred during the quarter ended September 30, 2015.

Other expenses

Other expenses increased 0.1% and 11.0% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to an increase in advertising and promotional expenses, legal and professional fees, and the write-off of obsolete parts inventories.

Interest expense

Interest expense decreased 39.5% and 26.4% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decreases are primarily due to net repayments on the Company’s revolving line of credit and capital leases and the strategic shift to debt instruments that carry lower interest rates. During the nine months ended September 30, 2015, the Company reduced its outstanding debt by $43.5 million.

Loss on extinguishment of debt

In February 2015, the Company entered into its new revolving Credit Facility (the “Credit Facility”), which resulted in a loss on debt extinguishment of $0.8 million in the first quarter of 2015, representing the write-off of the deferred financing fees associated with the previous revolving credit facility.

Income tax expense

The effective tax rate was 44.2% and 44.0% for the three and nine months ended September 30, 2015, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was 39.6% and 46.9% respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for Company drivers. The recurring impact of this permanent non-deductible difference incurred causes the Company’s tax rate to increase as its pre-tax earnings or loss approaches zero. Generally, as pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate is significant.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant investments. In the Company’s trucking business, where investments are substantial, the primary investments are in new tractors and trailers and to a lesser extent, in technology, service centers and working capital. In the Company’s SCS business, where investment is modest, the primary investments are in technology and working capital. USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s line of credit, sales of used revenue equipment and, to a lesser extent, capital and operating leases. The Company expects gross capital expenditures of approximately $22.3 million through the remainder of 2015, as the Company continues refreshing its revenue equipment fleet. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

Debt decreased during the third quarter by $11.8 million, sequentially to $74.0 million. Net of cash, debt represented 40.6% of total capitalization. The Company had approximately $114.7 million available under the Credit Facility as of September 30, 2015. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment

Including equipment expected to be financed with operating leases, the Company has experienced, and expects to continue experiencing, increased capital expenditures for tractors and trailers compared to the level experienced in 2014, as replacement and upgrade of the fleet continues. The Company may change the amount of the capital expenditures based on operating performance. Should capital expenditures be decreased for tractors and trailers, the Company would expect the age of the fleet to increase.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$58,786	$38,076
Net cash used in investing activities	(5,813)	(21,676)
Net cash used in financing activities	(51,046)	(16,327)

Cash generated from operations increased $20.7 million in the first nine months of 2015, compared to the same period in 2014. This increase was primarily due to improved profitability, an increase of $24.1 million in cash provided from improved collections efforts during the first nine months of 2015 from working capital management, which reduced receivables balances, and enhanced operational effectiveness.

For the nine months ended September 30, 2015, net cash used in investing activities was $5.8 million, compared to $21.7 million of cash used in investing activities during the same period in 2014. The $15.9 million decrease in cash used in investing activities primarily reflected a net $10.4 million increase in capital expenditures, and an increase of $18.3 million in proceeds from the sale of equipment.

Cash used in financing activities was $51.0 million for the first nine months of 2015, compared to $16.3 million during the same period in 2014. As noted above, in February 2015, the Company entered into the new senior secured revolving credit facility, which replaced the previous credit facility. During the nine months ended September 30, 2015, the Company made net repayments of long-term debt, financing notes and capital leases of $43.5 million.

Debt and Capitalized Lease Obligations

See notes 8 and 9 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the revolving Credit Facility and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment, and certain facilities. As of September 30, 2015, the Company had financed tractors under operating leases. Vehicles held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such vehicles are reflected in the condensed consolidated statements of operations and comprehensive income in the “Operations and maintenance” expense line item. Rent expense related to the Company’s revenue equipment operating leases was $1.1 million and $0.8 million for the quarter ended September 30, 2015 and 2014, respectively. Rent expense related to the Company’s revenue equipment operating leases was $2.7 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively. Rent expense related to the other equipment and facilities leases was $0.6 million and $0.6 million for the quarter ended September 30, 2015, and 2014, respectively. Rent expense related to the other equipment and facilities leases was $1.7 million and $1.6 million for the nine months ended September 30, 2015, and 2014, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the inverse is true. Overall, the average market price per gallon for diesel fuel was approximately 31.5% lower during third quarter of 2015 than they were in the same period in 2014, as reported by the DOE.

As of September 30, 2015, the Company did not have any long-term fuel purchase contracts, and has not entered into any hedging arrangements.

Equity

As of September 30, 2015, USA Truck had stockholders’ equity of $102.9 million and total debt including current maturities of $74.0 million, resulting in a total debt, less cash, to total capitalization ratio of 40.6% compared to 54.2% as of December 31, 2014.

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

As of September 30, 2015, the Company had commitments of $0.03 million for the acquisition of non-revenue equipment and approximately $22.3 million of commitments outstanding for the acquisition of revenue equipment, of which none is cancellable. It is anticipated that the Company will be taking delivery of these acquisitions throughout the remainder of 2015.

As of September 30, 2015, operating leases have been entered into to finance the acquisition of revenue equipment and computer hardware. Accordingly, this equipment and hardware is not recorded on the condensed consolidated balance sheets. The following table represents outstanding contractual obligations for rental expense under operating leases at September 30, 2015 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$5,991	$1,094	$1,654	$882	$2,361
Computer hardware	646	235	411	--	--
Revenue equipment	18,866	4,877	9,753	4,236	--
Total rental obligations	$25,503	$6,206	$11,818	$5,118	$2,361

During the quarter ended September 30, 2015, net capital expenditures of $2.1 million were incurred, of which $0.6 million was for the purchase of revenue equipment and the remaining $1.5 million was for other expenditures. During the nine months ended September 30, 2015, the Company received proceeds from the sale of property and equipment of approximately $38.4 million and purchased approximately $57.6 million of property and equipment, $54.2 million of which related to revenue equipment.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. USA Truck bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the three months ended September 30, 2015, the Company modified the following critical accounting policies and critical accounting estimates. Please refer to the complete list of critical accounting estimates and policies disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Change in Accounting Policy for Tires. See note 10 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the change in accounting policy relating to prepaid tires.

Change in Accounting Estimate for Depreciation of Certain Revenue Equipment. During the quarter ended September 30, 2015, the Company changed the depreciation periods and salvage values for certain of its owned trailers. The depreciation period for trailers was decreased from 14 years to 10 years, and the salvage value was increased from $500 to 30% of the purchase price. The Company believes that these changes more appropriately reflect the current rates of trailer utilization and accordingly will more reasonably report balance sheet values. This change is being accounted for prospectively as a change in estimate.

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

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. Its Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage determined based on the Company’s attainment of certain financial ratios. As of September 30, 2015, the Company had $51.0 million outstanding pursuant to its Credit Facility, excluding letters of credit of $4.3 million. Assuming the outstanding balance as of September 30, 2015 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.5 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly recently the Company has seen a significant decrease. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of September 30, 2015, USA Truck did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, these costs could also exacerbate the driver shortages experienced by the trucking industry by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2015, a 10% increase in the average price per gallon would result an approximate $1.6 million increase in fuel expense, before possible increases from fuel surcharge revenues..

ITEM 4. CONTROLS AND PROCEDURES

The Company has established controls and procedures to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of September 30, 2015, the PEO and PFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed is in the reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specific in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2015, the Company continued the implementation of a new maintenance system. A program to train employees and appropriately modify, test and monitor system results and the related internal controls is being conducted in this initial implementation and is ongoing. Accordingly, the Company’s system of internal controls over financial reporting for the maintenance operations is being updated during the implementation phase. The system went live on October 1, 2015.

Other than any change related to the implementation of the new maintenance system, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2014, and our Forms 10-Q for the quarters ended March 31, 2015 and June 30, 2015, in the sections entitled Item 1A. Risk Factors, describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We are replacing the risk factor entitled “We depend on the proper functioning, availability, and security of our information and communication systems, and a systems failure or unavailability or a security breach could cause a significant disruption to and adversely affect our business” in its entirety with the following:

We depend on the proper functioning, availability, and security of our information and communication systems, and a systems failure or unavailability or a security breach could cause a significant disruption to and adversely affect our business.

We depend on the proper functioning, availability, and security of our information and communication systems, including financial reporting and operating systems, in operating our business.  These systems are protected through physical and software safeguards, but are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins, terrorist attacks, Internet failures, computer viruses, and similar events beyond our control.  If the information or communication systems fail, otherwise become unavailable, or experience a security breach, manually performing functions could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, to bill for services accurately or in a timely manner, to communicate internally and with drivers, customers, and vendors, and to prepare financial statements accurately or in a timely manner.  Business interruption insurance may be inadequate to protect us in the event of a catastrophe. Any system failure, upgrade complication, security breach, or other system disruption could interrupt or delay operations, damage our reputation, impact our ability to manage our operations and report financial performance, and cause the loss of customers, any of which could have a material adverse effect on existing and future business.

We are in the midst of a multi-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms.  We still have a few remaining systems to convert, and could experience delays, complications, or additional costs, any of which could have a material adverse effect on our business and operating results.  We anticipate the legacy mainframe applications should be completely migrated to newer platforms during 2016.

During 2014, we began to host all of our production systems at a remote data center designed to store and preserve our data.  This data center replicates all production data back to the data center at our headquarters, which protects our information in the event of a fire or other significant disaster.  This redundant data center allows the data related to our systems to be recovered following an incident.  However, recovery of such data may not immediately restore our ability to utilize our information and communications systems.  In the event such systems were significantly damaged, it could take several days before our systems regain functionality.  Additionally, although we attempt to reduce the risk of disruption to our business operations should a disaster occur through redundant computer systems and networks, such as the one described above, and other backup systems, there can be no assurance that such measures will be effective in restoring lost data or restoring the functionality of our information and communication systems.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of USA Truck during the quarter ended September 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1-31, 2015
Repurchase Program (1)	--	--	--	--
Other Transactions (2)	6,440	$20.00	--	--
August 1-31, 2015
Repurchase Program (1)	83,640	$19.31	83,640	916,360
Other Transactions (2)	473	$19.97	--	--
September 1-30, 2015
Repurchase Program (1)	162,339	$19.02	162,339	754,021
Other Transactions (2)	--	--	--	--
Total	252,892	$19.14	245,979	754,021

(1)

In July 2015, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock over a three-year period ending July 28, 2018. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. During the quarter ended September 30, 2015, the Company repurchased a total of 245,979 shares at a weighted average price of $19.11 per share for an aggregate cost of approximately $4.7 million. As of September 30, 2015, the current repurchase authorization had approximately 0.8 million shares remaining.

(2)

Shares of common stock withheld to offset tax withholding obligations that occurred upon vesting and release of restricted shares. The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

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

4.3		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
10.1	*#	Separation Agreement, dated July 7, 2015, by and between the Company and John M. Simone
10.2	*#	Employment Agreement, dated July 29, 2015, by and between the Company and Michael K. Borrows
10.3	*#	Executive Severance and Change in Control Agreement, dated July 29, 2015, by and between the Company and Michael K. Borrows
10.4	*#	Employment Agreement, dated July 29, 2015, by and between the Company and Russell A. Overla
10.5	*#	Executive Severance and Change in Control Agreement, dated July 29, 2015, by and between the Company and Russell A. Overla
10.6	*#	Separation Agreement, dated September 15, 2015, by and between the Company and Jeffrey H. Lester
10.7	*#	Separation Agreement, dated September 24, 2015, by and between the Company and Russell A. Overla
10.8	*#	Employment Agreement, dated September 30, 2015, by and between the Company and Martin Tewari
10.9	*#	Executive Severance and Change in Control Agreement, dated September 30, 2015, by and between the Company and Martin Tewari
18.0	#	Preferability letter from Independent Registered Public Accounting Firm, dated November 4, 2015.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	±	XBRL Instance Document.
101.SCH	±	XBRL Taxonomy Extension Schema Document.
101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*		Management contract or compensatory plan, contract or arrangement.
#		Filed herewith.
±		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	November 4, 2015	By:	/s/ Michael K. Borrows
(Signature) Michael K. Borrows
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date:	November 4, 2015	By:	/s/ Joseph M. Kaiser
(Signature) Joseph M. Kaiser
Vice President and Corporate Controller
Principal Accounting Officer