Form 10-K
period 2015-12-31
USA TRUCK INC
filed 2016-02-23
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer____	Accelerated Filer ☒	Non-Accelerated Filer ____	Smaller Reporting Company ____

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers, directors, and affiliated holders of more than 10% of the Registrant’s outstanding common stock are “affiliates” of the Registrant) as of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $219,871,807 (based on the closing sale price of the Registrant's common stock on that date as reported by Nasdaq).

As of February 15, 2016, 9,758,733 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

USA TRUCK, INC.

Part I.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2015 (this “Form 10-K”) contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, and objectives of management for future operations;
●	any statement concerning proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Form 10-K, statements relating to:

●	future insurance and claims experience;
●	future driver market;
●	future driver compensation;
●	future acquisitions and dispositions of revenue equipment;
●	future prices of revenue equipment;
●	future profitability;
●	future fuel prices, hedging arrangements, and efficiency;
●	our ability to recover costs through our fuel surcharge program;
●	future purchased transportation expense;
●	future operations and maintenance costs;
●	future depreciation and amortization;
●	future effects of inflation;
●	expected capital resources and sources of liquidity;
●	future indebtedness;
●	future share repurchases, if any;
●	future effects of restructuring activities;
●	expected capital expenditures; and
●	future income tax rates,

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “focus,” “intends,” “plans,” “goals,” “may,” “if,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A., Risk Factors.” Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (the “SEC”).

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

References to the “Company,” “we,” “us,” “our,” and words of similar import refer to USA Truck, Inc., and its subsidiary.

Item 1.	BUSINESS

General

USA Truck is the nation's twenty-sixth largest truckload carrier based on 2014 operating revenue according to Transport Topics. In 2015, the Company generated $507.9 million in operating revenue and $23.1 million in operating income. As of December 31, 2015, the Company’s fleet of 1,832 tractors was comprised of 1,568 company tractors and 264 independent contractor tractors. The Company owned 6,200 trailers as of December 31, 2015.

The Company transports commodities throughout the continental United States and into and out of portions of Canada. USA Truck also transports general commodities into and out of Mexico by allowing through-trailer service from its terminal in Laredo, Texas. In addition to truckload and dedicated freight service offerings, the Company provides freight brokerage and rail intermodal service offerings through its Strategic Capacity Solutions (“SCS”) segment. USA Truck is headquartered in Van Buren, Arkansas, with terminals, offices, and staging facilities located throughout the United States.

The Company has two reportable segments: (i) trucking, consisting of the Company’s truckload and dedicated freight service offerings and (ii) SCS, consisting of the Company’s freight brokerage and rail intermodal service offerings. Based on several factors, including the relatively small size of the Company’s rail intermodal service offering and the interrelationship of the freight brokerage and rail intermodal operations, the Company aggregates its freight brokerage and rail intermodal service offerings into a single reportable segment. Financial information regarding these segments is provided in the notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Truckload freight services utilize Company-owned equipment or equipment owned by independent contractors for the pick-up and delivery of freight. Truckload services transport freight over irregular routes as a medium-to long-haul common carrier. Dedicated freight services provides similar transportation services, but does so pursuant to agreements whereby the Company makes equipment available to a specific customer for shipments over particular routes at specified times.

SCS provides services which complement USA Truck’s trucking services, primarily to existing customers of its trucking segment. SCS represented approximately 30%, 30%, and 25% of USA Truck’s consolidated operating revenue in 2015, 2014, and 2013, respectively.

Long-Term Turnaround Plan

USA Truck’s top priorities remain improving its operating performance and increasing stockholder value. The Company’s long-term turnaround plan has three main components: profitable revenue, operational excellence, and cost effectiveness. During 2015, progress in executing the Company’s turnaround plan has contributed to a 160 basis point increase in operating margin versus 2014, positive cash flow, and our most profitable year since 2006. During 2014, the Company achieved a 470 basis point improvement in operating margin versus 2013.

Profitable Revenue: The Company continues to refine its freight network toward a more efficient mix of lanes and markets in its truckload business, particularly focusing on better utilization of Company tractors with an emphasis on key metrics, such as miles per seated truck per week and base trucking revenue per seated truck per week. Base trucking revenue per seated truck per week improved approximately 2.7% during 2015, compared to 2014.

Operational Excellence and Cost Effectiveness. During 2015, the Company continued to focus on improving customer service and cost reduction initiatives for fuel, maintenance, interest and debt costs, as well as other areas requiring cost containment. During 2015, the Company took steps to streamline and simplify its operations to better align the Company's cost structure and better serve its customers. In the Company's trucking segment, the Company closed its maintenance facilities in Denton, Texas and Carlisle, Pennsylvania. Additionally, the Company began to outsource its road assistance function to a third party during the fourth quarter of 2015. These initiatives are expected to improve operating productivity and enhance capacity utilization. The Company recognized approximately $2.7 million (pretax) in restructuring, severance and related charges. Going forward, the Company intends to focus on operational execution initiatives that it believes will improve safety performance, asset productivity, driver retention, fuel economy, maintenance operations and customer service.

The Company continued to make progress in executing its turnaround plan in 2015. Management believes that the Company is well-positioned to complete the turnaround plan of its trucking segment and generate long-term profitability. To increase stockholder value in 2016, the Company expects to evolve from the stated goal of sustained profitability to maximize the profitability of the business segments and increase the Company's return on invested capital.

Operations

The Company focuses significant marketing efforts on customers with premium service requirements and who have consistent shipping needs within USA Truck’s primary operating areas which are predominantly located in the eastern half of the United States. One or more of the Company’s service offerings are marketed to customers, with over 90% of the Company’s top 100 customers utilizing more than one service in 2015. This permits the strategic positioning of available equipment and allows the Company to provide its customers with a full array of transportation solutions. In addition, USA Truck team members have cultivated a thorough understanding of the needs of shippers in key industries. The Company believes this helps it develop long-term, service-oriented relationships with its customers.

USA Truck has a diversified freight and customer base. During 2015, the Company’s largest 5, 10, 25 and 50 customers comprised approximately 27%, 38%, 57% and 71% of its revenues, respectively. No single customer generated more than 10% of the Company’s revenues in 2015. The Company provided service to more than 900 customers in 2015 across all USA Truck service offerings.

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

Customers are billed at or shortly after delivery and, during 2015, receivables collection averaged approximately 38 days from the billing date, compared to an average of approximately 44 days and 40 days during 2014 and 2013, respectively. The decrease in days to collection has resulted from various initiatives including improvements to the Company’s billing procedures, an increased focus on customers with aged receivables, improving communication with customers and improving efficiency in the Company’s internal collection process.

The Company primarily operates in the United States and operates in Mexico and Canada. Most of the Company’s operating revenue is generated from within the United States. During 2015, 2014 and 2013 approximately 8%, 10% and 10%, respectively, of the Company’s operating revenue was generated in Mexico and Canada. All Company tractors are domiciled in the United States. The Company does not separately track domestic and foreign long-lived assets. Providing such information would not be meaningful to the business. Substantially all of the Company’s long-lived assets are, and have been for the last three fiscal years, located within the United States.

The Company’s trucking segment is supported primarily by driver managers, load planners and customer service representatives. These teams monitor the location of equipment and direct its movement in a safe, efficient and practicable manner. Each driver manager supervises assigned drivers and is the primary contact with the drivers. Load planners assign all available units and loads in a manner designed to maximize profit and minimize costs. Customer service representatives work to fulfill shippers’ needs, solicit freight, and ensure on-time delivery by monitoring loads. The Company makes trucks available for dispatch, selecting profitable freight with a network and yield management focus, and efficiently matches that freight to available truck capacity, all of which the Company strives to achieve without sacrificing customer service, equipment utilization, driver retention or safety.

The SCS segment has a network of 13 branch offices located throughout the continental United States. The business model is built around the capabilities of Company team members to make available consistent service to customers. The specific locations of branch offices are selected for the availability of talent in those markets. SCS employed approximately 100 people as of December 31, 2015. Most of the SCS team interacts directly with customers, matching customers’ freight needs with available third party capacity in the marketplace. SCS also has staff that screen and select third party carriers that are used to transport the freight.

Revenue Equipment

We operate a modern Company tractor fleet to help attract drivers, promote safe operations, and reduce maintenance and repair costs. The following table shows the age of the Company owned and leased tractors and trailers as of December 31, 2015:

Model Year:	Tractors (1)	Trailers
2016	400	1,548
2015	298	500
2014	250	400
2013	243	298
2012	377	--
2011	--	--
2010	--	396
2009	--	437
2008	--	566
2007	--	1,213
2006	--	492
2005 and beyond	--	350
Total	1,568	6,200

(1)	Excludes 264 independent contractor tractors.

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

During 2015, the Company undertook an initiative to downsize the tractor fleet, resulting in a net decrease of approximately 400 tractors as the Company focused on its network, customer profitability and reduce its unsented tractors in its trucking segment. Goals of this initiative were to further improve fuel economy, reduce maintenance costs and improve the reliability of the Company’s equipment for the benefit of its drivers and customers.

To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company purchases tractors and trailers manufactured to its specifications. The Company has a comprehensive preventive maintenance program designed to minimize equipment downtime and enhance sale or trade-in values.

The Company finances the purchase of revenue equipment through its cash flows from operations, revolving credit agreement, capital lease arrangements, fair market value lease agreements and proceeds from sales or trades of used equipment. Substantially all of the Company’s tractors and trailers are pledged to secure its obligations under financing arrangements.

During 2015, all Company and independent contractor tractors were equipped with PeopleNet in-cab technology, enabling two-way communications between the Company and its drivers, through both standardized and freeform messaging, including electronic logging. This enables USA Truck to dispatch drivers efficiently in response to customers’ requests, to provide real-time information to customers about the status of their shipments and to provide documentation supporting various accessorial charges. Accessorial costs are charges to customers for additional services such as loading, unloading or equipment delays. In addition, the Company utilizes satellite-based equipment tracking devices and cargo sensors on virtually all of its trailers. These tracking devices provide the Company with visibility on the locations and load status of its trailers.

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

The primary risks for which the Company is insured are cargo loss and damage, liability, personal injury, property damage, workers’ compensation and employee medical expenses. USA Truck also self-insures for a portion of claims exposure in each of these areas. The Company’s self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered team members. The Company maintains insurance above the amounts for which it self-insures, to certain limits, with licensed insurance carriers. The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements. The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters.

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

Team Members

As of December 31, 2015, the Company had approximately 2,300 team members, of which about 73% were Company drivers. No team members are subject to union contracts or part of a collective bargaining unit. The Company believes team member relations to be good.

Recruitment, training, and retention of a professional driver workforce, the Company’s most valuable asset, are essential to the Company’s continued growth and meeting the service requirements of its customers. USA Truck hires qualified professional drivers who hold a valid commercial driver’s license, satisfy applicable federal and state safety performance and measurement requirements, and meet USA Truck’s hiring parameters. These guidelines relate primarily to safety history, road test evaluations, and various other evaluations, which include physical examinations and mandatory drug and alcohol testing. In order to attract and retain safe drivers who are committed to customer service and safety, the Company focuses its operations for drivers around a collaborative and supportive team environment. The Company provides comfortable, late model equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver safety, retention, and long-term employment. The Company values its relationship with its drivers and structures its driver retention model with a focus on a long-term career with USA Truck. Drivers are compensated on a per mile basis, based on the length of haul and a predetermined number of miles. Drivers are also compensated for additional services provided to customers. Drivers and other employees are encouraged to participate in the Company’s 401(k) program, and Company-sponsored health, life, and dental plans. The Company believes these factors help in attracting, recruiting, and retaining professional drivers in a competitive driver market.

Independent Contractors

In addition to Company drivers, USA Truck enters into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. The Company intends to continue to grow the use of independent contractors. As of December 31, 2015, the Company had contracts with 264 independent contractors, representing an increase of approximately 28% compared to the prior year.

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

USA Truck competes primarily with other truckload carriers, private fleets and, to a lesser extent, railroads and less-than-truckload carriers. A number of truckload carriers have greater financial resources, own more revenue equipment and carry a larger volume of freight than USA Truck. The principal competitive factors in the truckload segment of the industry are service and price, with rate discounting becoming particularly important during economic downturns. USA Truck’s focus is to differentiate itself primarily on the basis of service rather than rates. Although an increase in the size of the market would benefit all truckload carriers, management believes that successful carriers are likely to grow by offering additional services to its customers based on customer needs and acquiring a greater market share.

Environmental Regulation

EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration (“NHTSA”) and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium- and heavy-duty vehicles and directed the EPA and NHTSA to develop new fuel efficiency and greenhouse gas standards by March 31, 2016. In response, in June 2015, the EPA and NHTSA jointly proposed new stricter standards that would apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. After an extended comment period ending in October 2015, a final rule has not yet been published. If this rule or a similar rule was enacted, the Company believes these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit its tractors with technology to achieve compliance with such standards, which could adversely affect its operating results and profitability, particularly if such costs are not offset by potential fuel savings. The Company cannot predict, however, the extent to which its operations and productivity will be impacted.

The California Air Resource Board (“CARB”) also has adopted emission control regulations which will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these regulations must be either EPA Smart Way certified or equipped with low-rolling, resistance tires and retrofitted with Smart Way-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in 2010 and will be phased in over several years for older equipment. The Company currently purchases Smart Way certified equipment in its new tractor and trailer acquisitions. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of other climate-change proposals. Compliance with such regulations may increase the cost of new tractors and trailers, may require USA Truck to retrofit its equipment, and could impair equipment productivity and increase the Company’s operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual value of these vehicles, could materially increase USA Truck’s operating expenses or otherwise adversely affect its business or operations.

Other Regulation

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

The DOT, through the Federal Motor Carrier Safety Administration (the “FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the “2011 Rule”). The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours. The 2011 Rule provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m. (together, the “2011 Restart Restrictions”). These rule changes became effective in July 2013.

In December 2014, the 2015 Omnibus Appropriations bill was signed into law. Among other things, the legislation provided temporary relief from the 2011 Restart Restrictions, and essentially reverted back to the more straight forward 34-hour restart rule that was in effect before the 2011 Rule became effective. In 2016, Congress is expected to consider a study conducted by the FMCSA related to the 2011 Restart Restrictions. Congressional action based on the findings of the study could result in a reinstatement or continued suspension of the 2011 Restart Restrictions. If the 2011 Restart Restrictions are reinstated, the Company may experience a decrease in production similar to that experienced during 2013 and 2014 when the 2011 Restart Restrictions were in effect.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. The Company currently has a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If USA Truck were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect the Company’s business, as some of its existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology. Under the proposed rules, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit.” Moreover, data from roadside inspections and the results from all investigations would be used to determine a carrier’s fitness on an ongoing basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rules will undergo a 90-day public comment period, after which, a final rule could either be published or become subject to further legislative reviews and delays. Therefore, it is uncertain if or when these proposed rules could take effect.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability program (“CSA”) as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause USA Truck’s customers to direct their business away from the Company and to carriers with higher fleet safety rankings, (iii) subject the Company to an increase in compliance reviews and roadside inspections, or (iv) cause the Company to incur greater than expected expenses in its attempts to improve unfavorable scores, any of which could adversely affect the Company’s results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA is required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, the Company will continue to have access to its own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. Currently, the Company is exceeding the established intervention thresholds in one of the seven categories of CSA, in comparison to its peer group; however, the Company continues to maintain a satisfactory rating with the DOT. The Company will continue to promote improvement of scores in all seven categories with ongoing reviews of all safety-related policies, programs and procedures for their effectiveness.

In 2011, the FMCSA issued new rules that would require nearly all carriers, including USA Truck, to install and use electronic on-board recording devices (“EOBRs,” now referred to as electronic logging devices, or “ELDs”) in their tractors to electronically monitor truck miles and enforce hours-of-service. These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011. The final rule related to mandatory use of ELDs was published in December 2015, and requires the use of ELDs by nearly all carriers by December 10, 2017. The Company has proactively installed ELDs on 100% of its tractor fleet.

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

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect on January 29, 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense. The FMCSA and certain legislators have proposed other rules that may be published as early as 2016, including (i) the use of speed limiting devices on heavy duty trucks to restrict maximum speeds, (ii) the creation of a national clearinghouse so employers and prospective employers could query to determine if current or prospective drivers have had any drug/alcohol positives or refusals, and (iii) an increase in the allowable length of twin trailers from 28 feet to 33 feet. If these rules take effect, they could result in a decrease in fleet production, driver availability, and freight tonnage available to full truckload carriers, all of which could adversely affect USA Truck’s business or operations.

For further discussion regarding such laws and regulations, refer to the “Risk Factors” section under Part 1, Item 1A of this Form 10-K.

Seasonality

In the trucking industry, revenue has historically followed a seasonal pattern for various commodities and customer businesses. Peak freight demand has historically occurred in the months of September, October and November. After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels. Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. The Company has historically attempted and expects to continue to attempt to minimize the impact of seasonality through its diverse customer solutions offerings by seeking additional freight from certain customers during traditionally slower shipping periods and focusing on transporting consumer nondurable products. Revenue can and may also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.

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

ITEM 1A. RISK FACTORS

The following risks and uncertainties may cause our actual results, business, financial condition and cash flows to differ from those anticipated in the forward-looking statements included in this Form 10-K. You should not place undue reliance on forward-looking statements made herein because such statements speak only to the date they were made. We undertake no obligation or duty to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events. Also refer to the Cautionary Note Regarding Forward-Looking Statements in Part I of this Form 10-K.

Our business is subject to general economic, credit, and business factors affecting the trucking industry that are largely out of our control, any of which could have a material adverse effect on our operating results.

Our industry is highly cyclical, and our business is dependent on a number of factors that may have a material adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, including recessionary economic cycles, such as the period from 2007 to 2009, and the uncertainty surrounding such supply and demand in 2016; changes in customers’ inventory levels and in the availability of funding for their working capital; excess tractor capacity in comparison with shipping demand; and downturns in customers’ business cycles.

We are also affected by recessionary economic cycles, such as the period from 2007 to 2009. Such economic conditions can decrease freight demand and increase the supply of available tractors and trailers, thereby exerting downward pressure on rates and equipment utilization and may adversely affect our customers and their ability to pay for our services. The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times, that we have experienced during prior recessionary periods, are as follows: reduction in overall freight levels, which may impair asset utilization; customers facing credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies, and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts; changing freight patterns as supply chains are redesigned, resulting in an imbalance between capacity and freight demand; customers bidding our freight or selecting competitors that offer lower rates from among existing choices in an attempt to lower costs, in which case, we may be forced to lower rates or lose freight; accepting more freight from brokers, where freight rates are typically lower, or incurrence of more non-revenue miles to obtain loads; and lack of access to current sources of credit or lack of lender access to capital, leading to an inability to secure financing on satisfactory terms, or at all.

We are subject to increases in costs and other events that are outside our control that could materially affect our results of operations. Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees. We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations. Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our operating revenue and profitability, and result in higher operating costs. In addition, declines in the resale value of revenue equipment can also affect our operating income and cash flows. From time to time, various federal, state, or local taxes also increase, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our results of operations and profitability.

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

●

We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment or greater capital resources, or other competitive advantages.

●

Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced economic growth, which may limit our ability to maintain or increase freight rates, maintain our margins, or maintain growth in our business.

●	Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.
●	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected.
●	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.
●

The trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers.

●	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
●	Competition from non-asset-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.
●	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

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

A decreased demand for used revenue equipment could adversely affect us and our operating results. We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment. The market demand for used equipment is difficult to forecast and, although our equipment disposal schedule may fluctuate, we currently expect the market demand and gains on disposal in 2016 to be significantly less than the Company experienced in 2015 as we downsized the fleet and were able to take advantage of a favorable used tractor and trailer markets. When the used equipment market is weak, it may increase our net capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment (or create a loss on sale of revenue equipment), or increase our maintenance costs if we decide to extend the use of revenue equipment in a depressed market, any of which could have a material adverse effect on our operating results.

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

Our indebtedness and capital and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, capital leases, operating leases, and encumbered assets, we believe:

●	our vulnerability to adverse economic conditions and competitive pressures is heightened;
●	we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease payments and repayment of debt, limiting the availability of cash for other purposes;
●	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;
●

our profitability is sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations;

●	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited; and
●	we may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders.

Our financing obligations could negatively impact our future operations, ability to satisfy our capital needs, or ability to engage in other business activities. We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us.

We have a recent history of net losses and may be unsuccessful in maintaining or increasing profitability.

We have generated a profit in two of the last five years. Maintaining and improving profitability depends upon numerous factors, including the ability to increase average revenue per tractor, increase velocity, improve driver retention, and control operating expenses. Despite recent results, we may not be able to maintain or increase profitability in the future. If we are unable to maintain our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

We may not be successful in implementing new management, operating procedures, and cost savings initiatives as part of our long-term turnaround plan.

As part of the long-term turnaround plan, we have implemented changes to our management team and structure, as well as operating procedures. These changes may not be successful or may not achieve the desired results. Additional training or different personnel may be required, which may result in additional expense, delays in obtaining results, or disruptions to operations. Some of these implemented changes include customer service and driver management changes and cost savings initiatives. These changes and initiatives may not improve our results of operations, including asset productivity, tractor utilization, driver retention and base revenue per mile. In addition, we may not be successful in achieving the expected savings in our cost structure, including the areas of insurance and claims, equipment maintenance, equipment operating costs, and fuel economy. In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our new or growing services. There is no assurance we will be successful in achieving our long-term turnaround plan and initiatives. If we are unsuccessful in implementing our long-term turnaround plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could harm our business, financial condition, and results of operations.

We depend on the leadership and expertise of our executive management team and other key personnel to design and execute our strategic and operating plans, including our current efforts to grow and improve the profitability of our trucking and SCS segments. Our management team has experienced significant changes in recent years and may continue to experience change. Turnover, planned or otherwise, in key leadership positions may adversely impact our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must recruit, develop and retain a core group of managers to realize our goal of expanding our operations, improving our earnings consistency, and positioning ourselves for long-term operating revenue growth.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, from time to time we experience substantial difficulty in attracting and retaining sufficient numbers of qualified professional drivers, including independent contractors. The trucking industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Regulatory requirements, including CSA and hours-of-service, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. Due to the shortage of qualified professional drivers and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractors. The compensation we offer our drivers and independent contractors is subject to market conditions, and, as market conditions change, we may find it necessary to increase driver and independent contractor compensation in future periods. For example, we implemented a significant increase in driver pay during the second quarter of 2015.

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

Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent. Our customers' financial difficulties can negatively impact our results of operations and financial condition, especially if these customers were to delay or default on payments to us. For some of our customers, we have entered into multi-year contracts, and the rates we charge may not remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation (the “DOT”), in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications, and our Mexican business activities are subject to operating authority granted by Secretaria de Communicaciones y Transportes. Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and hours-of-service. Matters such as weight, equipment dimensions, and exhaust emissions are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could adversely affect our results of operations.

The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards. As a result, certain current and potential drivers may not be hired to drive for us and our fleet could be ranked poorly as compared to our peer firms. We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA. The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations. Additionally, competition for drivers with favorable safety ratings may increase and thus could necessitate increases in driver-related compensation costs. Further, we may incur greater than expected expenses in our attempts to improve our scores or as a result of those scores.

We have exceeded the established intervention thresholds under certain CSA categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, or our driver recruiting and retention may be affected by causing high-quality drivers to seek employment with other carriers, any of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. We have procedures in place in an attempt to address areas where we have exceeded the thresholds. However, we cannot assure you these measures will be effective.

Receipt of an unfavorable DOT safety rating could have a material adverse effect on our operations and profitability.

We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

The FMCSA also has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under the proposed regulations, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating. If these proposed regulations are enacted and we were to receive an unfit safety rating, our business would be adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the transportation and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at several of our facilities and one leased facility has below-ground bulk fuel storage tanks. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on us. Federal and state lawmakers are considering a variety of climate-change proposals and new greenhouse gas regulations that could increase the cost of new tractors, impair productivity and increase our operating expenses. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on our business and operating results.

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

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, independent contractor drivers, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

Activist stockholders have advocated for certain changes at the Company. Such activist stockholders or potential stockholders may attempt to gain additional representation on or control of our board of directors, the possibility of which may create uncertainty regarding our future. These perceived uncertainties may make it more difficult to attract and retain qualified personnel, raise customer concerns, or cause volatility in the price of our common stock. The presence of such activist stockholders also may create a significant distraction for our management team and require us to expend significant time and resources, depending on the nature of the activists’ activities. We have entered into cooperation agreements with certain activist stockholders, which contain certain restrictions on such stockholders’ ability to vote their shares other than in accordance with our board of directors’ recommendations and require such stockholders to abide by certain standstill provisions. However, the restrictions and requirements in these cooperation agreements are scheduled to end on the date that is 10 days prior to the expiration of the advance notice period for stockholder nomination of directors at our 2017 annual meeting of stockholders. We cannot assure you that we will be able to agree to terms for similar agreements with any other activist stockholders that might acquire an interest in our Company.

A potential proxy contest would be disruptive to our operations and cause it to incur substantial costs. The U.S. Securities and Exchange Commission has proposed to give stockholders the ability to include their director nominees and their proposals relating to a stockholder nomination process in our proxy materials, which would make it easier for activists to nominate directors to our board of directors. The Commission’s proposed rule was struck down by a federal court in 2011. However, in recent years, many public companies have received, and in some instances adopted, stockholder proposals allowing certain stockholders the ability to nominate directors to such company’s board of directors, and we may receive similar stockholder proposals. Future stockholder proposals, proxy contests and the presence of additional activist stockholder nominees on our board of directors could interfere with our ability to execute our long-term turnaround plan and other strategic initiatives, be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees.

Additionally, we could be subjected to activist stockholder lawsuits. Such lawsuits are time-consuming and could require us to incur substantial legal fees and proxy costs in defending our position. Among other things, such lawsuits divert management's time and attention from operations and can also cause distractions among our employees.

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

●

for a classified board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for re-election each year, making it more difficult for a third party to obtain control of the board of directors through a proxy contest;

●	that vacancies on the board of directors may be filled only by the remaining directors in office, even if only one director remains in office;
●	that directors may only be removed for “cause” and only by the affirmative vote of the holders of at least a majority of our outstanding common stock;
●

that the affirmative vote of the holders of at least 66 2/3% of the voting power of our outstanding common stock is required to approve any merger or consolidation with any other business entity that requires approval of the stockholders;

●	that stockholders can only act by written consent if such consent is signed by the holders of at least 66 2/3% of our outstanding common stock; and
●	that each of the provisions set forth above may only be amended by the holders of at least 66 2/3% of our outstanding common stock.

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

In September 2013, Knight Transportation, Inc. (“Knight”) announced its unsolicited takeover proposal for our outstanding common stock. Responding to Knight’s unsolicited proposal, exploring the availability of alternative transactions that reflected our full intrinsic value and instituting legal action in connection with Knight’s tender offer created a significant distraction for our management team and required us to expend significant time and resources, and any future unsolicited proposals may lead to similar disruptions. Such proposals may disrupt our business by causing uncertainty among current and potential employees, suppliers, and customers, which could negatively impact our financial condition, results of operations and strategic initiatives and cause volatility in our stock price. These consequences, alone or in combination, may have a material adverse effect on our business. Additionally, we have entered into a change of control/severance plan with certain of our officers and members of our management team. The participants of the change of control arrangements may be entitled to severance payments and benefits upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of the Company (each as defined in the applicable plan). The change of control arrangements may not be adequate to allow us to retain critical employees during a time when a change of control is being proposed or is imminent.

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

The Company’s network consists of 20 facilities, which includes SCS offices and one terminal facility in Laredo, Texas, which is one of the largest inland freight gateway cities between the United States and Mexico, operated by a wholly owned subsidiary, International Freight Services, Inc. The Company is actively seeking locations for additional facilities as the Company expands its SCS footprint. As of December 31, 2015, the Company’s active facilities were located in or near the following cities:

	Shop	Driver Facilities	Fuel	Dispatch Office	Own or Lease
Trucking facilities:
Van Buren, Arkansas	Yes	Yes	No (1)	Yes	Own
West Memphis, Arkansas	Yes	Yes	No (1)	Yes	Own/Lease (2)
Atlanta, Georgia	Yes	Yes	No	Yes	Lease
Chicago, Illinois	Yes	Yes	No	No	Lease
Vandalia, Ohio	Yes	Yes	No (1)	No	Own
Spartanburg, South Carolina	Yes	Yes	No	No	Own
Laredo, Texas	Yes	Yes	No	Yes	Own/Lease (3)

SCS facilities:
Springdale, Arkansas	No	No	No	Yes	Lease
Van Buren, Arkansas	Yes	Yes	No (1)	Yes	Own
Roseville, California	No	No	No	Yes	Lease
Los Angeles, California	No	No	No	Yes	Lease
Jacksonville, Florida	No	No	No	Yes	Lease
Atlanta, Georgia	No	No	No	Yes	Lease
Oak Brook, Illinois	No	No	No	Yes	Lease
Kansas City, Kansas	No	No	No	Yes	Lease
Buffalo, New York	No	No	No	Yes	Lease
Addison, Texas	No	No	No	Yes	Lease
El Paso, Texas	No	No	No	Yes	Lease
Salt Lake City, Utah	No	No	No	Yes	Lease
Seattle, Washington	No	No	No	Yes	Lease

Administrative facilities:
Burns Harbor, Indiana	No	No	No	Yes	Lease

(1)	Infrastructure is in place, but not currently utilized.
(2)	USA Truck, Inc. owns the terminal facility and holds an easement relating to less than one acre.
(3)	USA Truck, Inc. owns the terminal facility and leases an adjacent four acres for tractor and trailer parking.

Item 3.	LEGAL PROCEEDINGS

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

	2015		2014
	High	Low	High	Low
Quarter Ended:
March 31	$32.14	$25.01	$15.77	$11.95
June 30	29.08	21.19	19.57	14.67
September 30	24.29	16.33	19.50	16.59
December 31	21.32	15.99	28.70	13.90

As of February 12, 2016, there were 181 holders of record (including brokerage firms and other nominees) of USA Truck common stock. On February 12, 2016, the closing price per share of USA Truck common stock on the NASDAQ Global Select Market was $16.11.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2015, with respect to the Company’s compensation plans and other arrangements under which shares of common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	15,610	(1)	$5.40	(2)	364,235	(3)
Equity Compensation Plans Not Approved by Security Holders	--		--		--
Total	15,610		$5.40		364,235

(1)

Includes only common stock subject to outstanding stock options and does not include: (i) 25,052 unvested shares of restricted stock, which will vest in annual increments, subject to the attainment of specified performance goals, and which do not require the payment of exercise prices and (ii) 85,889 unvested shares of restricted stock, which will vest in annual increments, and which do not require the payment of exercise prices. These 110,941 shares exclude 4,376 shares from layers 6-7 of performance based restricted stock which have been deemed forfeited in prior years. Such forfeitures will become effective in varying amounts in April of 2015 through 2017.

(2)	Excludes shares of restricted stock, which do not require the payment of exercise prices.

(3)

The 364,235 shares that remain available for future grants may be granted as stock options under our 2014 Omnibus Incentive Plan, or alternatively, be issued as restricted stock, stock units, performance shares, performance units or other incentives payable in cash or stock.

Repurchase of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of USA Truck during the quarter ended December 31, 2015:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1-31, 2015
Repurchase Program (1)	216,023	$18.85	216,023	537,998
Other Transactions (2)	--	--	--	--
November 1-30, 2015
Repurchase Program (1)	239,300	$19.12	239,300	298,698
Other Transactions (2)	48	$19.92	--	--
December 1-31, 2015
Repurchase Program (1)	252,436	$18.16	252,436	46,262
Other Transactions (2)	--	--	--	--
Total	707,807	$18.69	707,759	46,262
(1)

In July 2015, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock over a three-year period ending July 28, 2018. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. During the quarter ended December 31, 2015, the Company repurchased a total of 707,759 shares at a weighted average price of $18.69 per share for an aggregate cost of approximately $13.2 million. As of December 31, 2015, 953,738 shares were repurchased and on January 8, 2016, the Company had repurchased the full million shares of common stock included in the repurchase program authorized in 2015.

(2)

Shares of common stock withheld to offset tax withholding obligations that occurred upon vesting and release of restricted shares. The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

Item 6.	SELECTED FINANCIAL DATA

Change in Accounting Principles

During 2015, the Company changed its accounting policy for tires. Prior to this change, the cost of the replacement tires placed in service was reported as prepaid tires and amortized based on estimated usage of the tires. Under the new policy, the cost of tires mounted on purchased revenue equipment is capitalized as part of the total equipment cost and is depreciated over the useful life of the related equipment. Subsequent replacement tires are expensed at the time those tires are placed in service. Management believes this new policy is preferable under the circumstances because it provides a more precise method for recognizing expenses related to tires consistent with industry practice. Comparative financial statements for all prior periods have been recast to apply the new policy retrospectively, and are reflected under columns marked “Recast”.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. The Company has early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset as an offset to the net noncurrent deferred tax liability in its Consolidated Balance Sheet as of December 31, 2014. The reclassification resulted in a $7.7 million decrease in the current deferred income tax asset and the long-term noncurrent deferred income tax liability. Comparative financial statements for all prior periods have been recast to apply the new policy retrospectively, and are reflected under columns marked “Recast”.

Select Financial Data

The following selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under Part II, Item 7 of this Form 10-K and the consolidated financial statements and accompanying footnotes under Part II, Item 8 of this Form 10-K (dollar amounts in thousands).

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(Recast)	(Recast)	(Recast)	(Recast)
Consolidated statement of operations data:
Operating revenue	$507,934	$602,477	$555,005	$512,428	$519,408
Operating income (loss)	23,071	17,653	(10,101)	(23,446)	(13,565)
Net income (loss)	11,069	6,285	(9,993)	(17,778)	(11,341)
Diluted earnings (loss) per share	1.06	0.60	(0.97)	(1.72)	(1.10)
Consolidated balance sheet data:
Cash and cash equivalents	$87	$205	$14	$1,742	$2,659
Total assets	286,456	303,944	301,552	322,321	327,191
Long-term debt, capital leases and note payable, including current portion	101,435	117,512	128,891	138,285	119,443
Stockholders’ equity	93,777	99,068	92,397	102,172	119,821
Total debt, less cash, to total capitalization ratio	51.9%	54.2%	58.2%	56.8%	48.8%
Other financial data:
Adjusted operating ratio (1) (unaudited)	94.3%	96.4%	100.9%	105.7%	103.3%

(1)	Non-GAAP Financial Measure Reconciliation – Unaudited

The Company reports certain financial measures that are not prescribed or authorized by U.S. generally accepted accounting principles (“GAAP”). Management’s reasons for reporting these non-GAAP measures are provided below, and the accompanying tables reconcile the most directly comparable GAAP measures to the non-GAAP measures.

USA Truck uses the term “adjusted operating ratio” throughout this Form 10-K. Adjusted operating ratio, as defined here, is a non-GAAP financial measure, as defined by the SEC. Management uses adjusted operating ratio as a supplement to the Company’s GAAP results in evaluating certain aspects of its business, as described below.

Adjusted operating ratio is calculated as operating expenses less unusual items, net of fuel surcharges, as a percentage of operating revenue excluding fuel surcharge revenue.

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

Consolidated Reconciliations

Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the table below for operating ratio (dollar amounts in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(Recast)	(Recast)	(Recast)	(Recast)
Operating revenue	$507,934	$602,477	$555,005	$512,428	$519,408
Less:
Fuel surcharge revenue	58,981	108,133	111,150	103,709	108,382
Base revenue	448,953	494,344	443,855	408,719	411,026
Operating expense	484,863	584,824	565,106	535,874	532,973
Adjusted for:
Long-term claims liability reserve adjustment (1)	--	--	(5,970)	--	--
Restructuring, severance and related charges (2)	(2,742)	--	--	--	--
Fuel surcharge revenue	(58,981)	(108,133)	(111,150)	(103,709)	(108,382)
Adjusted operating expense	$423,140	$476,691	$447,986	$432,165	$424,591
Operating ratio	95.5%	97.1%	101.8%	104.6%	102.6%
Adjusted operating ratio	94.3%	96.4%	100.9%	105.7%	103.3%

Segment Reconciliations

Trucking Segment	Year Ended
	December 31,
	2015	2014	2013
		(Recast)	(Recast)
Revenue	$356,528	$424,082	$418,601
Less: intersegment eliminations	2,048	587	486
Operating revenue	354,480	423,495	418,115
Less: fuel surcharge revenue	46,799	87,198	91,840
Base revenue	$307,681	$336,297	$326,275
Operating expense	$343,392	$426,617	$437,216
Adjusted for:
Long-term claims liability reserve adjustment (1)	--	--	(5,970)
Restructuring, severance and related charges (2)	(2,742)	--	--
Fuel surcharge revenue	(46,799)	(87,198)	(91,840)
Adjusted operating expense	$293,851	$339,419	$339,406
Operating ratio	96.9%	100.7%	104.6%
Adjusted operating ratio	95.5%	100.9%	104.0%

SCS Segment	Year Ended
	December 31,
	2015	2014	2013
Revenue	$158,295	$192,924	$146,492
Less: intersegment eliminations	4,841	13,942	9,602
Operating revenue	153,454	178,982	136,890
Less: fuel surcharge revenue	12,182	20,935	19,310
Base revenue	$141,272	$158,047	$117,580
Operating expense	$141,471	$158,207	$127,890
Adjusted for:
Fuel surcharge revenue	(12,182)	(20,935)	(19,310)
Adjusted operating expense	$129,289	$137,272	$108,580
Operating ratio	92.2%	88.4%	93.4%
Adjusted operating ratio	91.5%	86.9%	92.3%

(1)	During 2013, management conducted an in-depth review of its long-term claims liability and engaged a third party actuary and recorded an increase of $6.0 million to its long-term claims liability.
(2)

During 2015, the Company recognized $2.7 million in restructuring, severance and related charges relating to the termination of employment of certain executives and the closure of two maintenance facilities. See “Item 8. Financial Statements and Supplementary Data – Note 14: Restructuring, severance and related charges” in this Form 10-K for further discussion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Business section in Part 1, Item 1, as well as the consolidated financial statements and accompanying footnotes in Part II, Item 8, of this Form 10-K. This discussion contains forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A. “Risk Factors,” Part I “Cautionary Note Regarding Forward Looking Statements,” and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed herein. MD&A summarizes the financial statements from management’s perspective with respect to the Company’s financial condition, results of operations, liquidity and other factors that may affect actual results.

The MD&A is organized in the following sections:

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Contractual Obligations and Commitments
●	Off-Balance Sheet Arrangements
●	Critical Accounting Policies

Overview

USA Truck offers a broad range of truckload and logistics services to a diversified customer base that spans a variety of industries. The Company has two reportable segments: (i) trucking, consisting of one-way truckload services, in which volumes typically are not contractually committed, and dedicated contract services, in which a combination of equipment and drivers is contractually committed to a particular customer, typically for a duration of at least one year, and (ii) SCS, consisting of freight brokerage and rail intermodal service offerings, in which the Company retains control of the customer relationship and contract for the use of a third party’s transportation assets. The trucking segment provides truckload transportation, including dedicated services, of various products, goods, and materials. The Company’s SCS service offering matches customer shipments with available equipment of authorized carriers and provides services that complement the Company’s trucking operations. SCS provides these services primarily to existing trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation solutions.

Revenue for the Company’s trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the rates per mile received from customers, the number of tractors in operation, and the number of revenue generating miles per tractor. USA Truck enhances its trucking operating revenue by charging for fuel surcharge, stop-off pay, loading and unloading activities, tractor and trailer detention and other ancillary services.

Operating expenses that have a major impact on the profitability of the trucking segment are primarily the variable costs or mostly variable costs of transporting freight for customers. These costs include driver salaries and benefits, fuel and fuel taxes, payments to independent contractors, operating and maintenance expense and insurance and claims. In addition, the fixed or mostly fixed costs associated with non-driving personnel, terminal infrastructure, and depreciation, interest, rent, and gain or loss on disposition of revenue equipment, can significantly affect the Company’s margins to the extent revenue from this segment is spread over more or less fixed cost burden.

To mitigate exposure to fuel price increases, the Company recovers from its customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although its fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel inefficiency due to engine idle time, and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for fuel expense, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true.

The key statistics used to evaluate trucking revenue, net of fuel surcharge, are (i) base trucking revenue per seated tractor per week (ii) average miles per seated tractor per week, (iii) average base revenue per loaded mile, (iv) deadhead percentage, (v) average loaded miles per trip and (vi) average number of seated tractors. In general, the Company’s average miles per tractor per week, rate per mile, and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are beyond the Company’s control, as well as by its service levels and efficiency of its operations, over which the Company has significant control.

The SCS segment provides services that complement trucking services, primarily to existing customers of the trucking segment. Unlike the trucking segment, the SCS segment is non asset based and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense related to the SCS segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. The Company evaluates the SCS segment’s financial performance by reviewing the gross margin percentage (revenue less purchased transportation expenses expressed as a percentage of revenue) and the operating income percentage. The gross margin can be impacted by fluctuations in freight volumes and industry-wide trucking capacity. SCS often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins. In addition, SCS operating income percentage is impacted by gross margin and by the amount of revenue we are able to spread across our personnel and technology costs.

USA Truck generated earnings per share, or EPS, of $1.06 per diluted share for the year ended December 31, 2015, compared to $0.60 per diluted share in 2014. The growth in EPS was driven primarily by improvements in the Company’s trucking operating segment, where an improvement of $14.2 million in operating income more than offset an $8.8 million reduction in operating income in the Company’s SCS segment. The trucking segment adjusted operating ratio decreased 540 basis points to 95.5% in 2015, compared to 100.9% in 2014. This was primarily due to the strategy to decrease the fleet during 2015, by a net 417 tractors as the Company focused on its network, customer profitability and reduce its unseated tractors in its trucking segment . This reduction in tractors enabled the Company to sell high cost tractors and trailers, which generated $6.4 million or 210 basis points improvement in adjusted operating ratio. The other main factors that contributed to higher operating income in the Company’s trucking segment were: lower diesel fuel prices, higher base revenue per loaded mile, and cost control initiatives. The main factor that contributed to lower operating income in the Company’s SCS segment was lower revenue per SCS employee in 2015, compared with 2014, as a result of the extraordinary imbalance of freight demand in excess of trucking capacity experienced in 2014 returning to more normalized levels in 2015.

Moving forward, the Company’s goals are to grow revenues, improve asset utilization, and strive for additional cost and process improvements. By focusing on these areas, management believes it will make progress on its goals of improving the Company’s return on invested capital and stockholder value.

Results of Operations

The following tables summarize the consolidated statements of operations (dollar amounts in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2015			2014			% Change in
	$	% Operating Revenue	% Base Revenue (3)	$	% Operating Revenue	% Base Revenue (3)	Dollar Amounts
				(Recast)
Base revenue	$448,953	88.4%		$494,344	82.1%		(9.2)%
Fuel surcharge revenue	58,981	11.6		108,133	17.9		(45.5)
Operating revenue	$507,934	100.0%		$602,477	100.0%		(15.7)

Operating expenses	484,863	95.5%	94.3%	584,824	97.1%	96.4%	(17.1)%
Operating income	23,071	4.5	5.7	17,653	2.9	3.6	30.7

Other expenses:
Interest expense	2,237	0.4	0.5	3,008	0.5	0.6	(25.6)
Defense costs (1)	--	--	--	2,764	0.5	0.6	(100.0)
Loss on extinguishment of debt (2)	750	0.2	0.2	--	--	--	100.0
Other, net	743	0.1	0.1	245	--	--	203.3
Total other expenses, net	3,730	0.7	0.8	6,017	1.0	1.2	(38.0)
Income before income taxes	19,341	3.8	4.9	11,636	1.9	2.4	66.2
Income tax expense	8,272	1.6	1.8	5,351	0.9	1.1	54.6

Net income	$11,069	2.2%	3.1%	$6,285	1.0%	1.3%	76.1%

	2014			2013			% Change in
	$	% Operating Revenue	% Base Revenue (3)	$	% Operating Revenue	% Base Revenue(3)	Dollar Amounts
	(Recast)			(Recast)
Base revenue	$494,344	82.1%		$443,855	80.0%		11.4%
Fuel surcharge revenue	108,133	17.9		111,150	20.0		(2.7)
Operating revenue	$602,477	100.0%		$555,005	100.0%		8.6

Operating expenses	584,824	97.1%	96.4%	565,106	101.8%	100.9%	3.5%
Operating income	17,653	2.9	3.6	(10,101)	(1.8)	(0.9)	274.8

Other expenses:
Interest expense	3,008	0.5	0.6	3,662	0.7	0.8	(17.9)
Defense costs (1)	2,764	0.5	0.6	1,480	0.2	0.3	86.8
Other, net	245	--	--	(711)	(0.1)	(0.2)	134.5
Total other expenses, net	6,017	1.0	1.2	4,431	0.8	0.9	35.8
Income (loss) before income taxes	11,636	1.9	2.4	(14,532)	(2.6)	(1.8)	180.1
Income tax expense (benefit)	5,351	0.9	1.1	(4,539)	(0.8)	(0.9)	217.9

Net income	$6,285	1.0%	1.3%	(9,993)	(1.8)%	(0.9)%	162.9%

(1)

Defense costs are the legal and related costs incurred in connection with the unsolicited proposal from another trucking Company to acquire USA Truck and related litigation and activists costs, pretax.

(2)	Loss on extinguishment of debt represents the write-off of the deferred financing fees associated with the previous revolving credit facility.
(3)

The percent of base revenue calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and unusual items, as a percent of operating revenue excluding fuel surcharge revenue. This presentation adjusts the unusual items associated with the claims reserve liability adjustment of $6.0 million in 2013 and the restructuring, severance and related charges of $2.7 million in 2015.

Results of Operations—Segment Review

	Year Ended December 31,
	2015	2014	2013
Trucking:		(Recast)	(Recast)
Operating revenue (in thousands)	$354,480	$423,495	$418,115
Operating income (loss) (in thousands) (1)	11,088	(3,122)	(19,101)
Adjusted operating ratio (2)	95.5%	100.9%	104.0%
Total miles (in thousands) (3)	186,686	215,479	223,923
Deadhead percentage (4)	12.6%	12.7%	11.8%
Base revenue per loaded mile	1.885	1.788	1.654
Average number of in-service tractors (5)	1,970	2,202	2,232
Average number of seated tractors (6)	1,824	2,047	2,119
Average miles per seated tractor per week	1,963	2,019	2,027
Base revenue per seated tractor per week	$3,235	$3,151	$2,957
Average loaded miles per trip	582	612	599

Strategic Capacity Solutions:
Operating revenue (in thousands)	$153,454	$178,982	$136,890
Operating income (in thousands) (1)	11,983	20,775	9,000
Gross margin (7)	18.0%	17.7%	14.2%

(1)	Operating income or loss is calculated by deducting operating expenses from operating revenue.
(2)

Trucking segment adjusted operating ratio (non-GAAP) presented as if fuel surcharges and unusual items are excluded from operating revenue and instead reported as a reduction of operating expenses, excluding intersegment activity. Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in Part 1, Item 6. Selected Financial Data in this Form 10-K.

(3)	Total miles include both loaded and empty miles.
(4)	Deadhead percentage is calculated by dividing empty miles into total miles.
(5)	Tractors include company-operated tractors in service, plus tractors operated by independent contractors.
(6)	Seated tractors are those occupied by drivers.
(7)

Gross margin is calculated by taking revenue less purchased transportation expense and dividing that amount by revenue. This calculation includes intercompany revenue and expenses and fuel surcharge revenue.

Trucking operating revenue

During 2015, the Company completed its plan to downsize its tractor fleet by approximately 400 tractors to help focus on its network, customer profitability and reduce its unseated tractors in its trucking segment. This plan contributed to an 8.5% decrease in base revenue due to 10.9% less seated tractors which generated 13.2% lower loaded miles partially offset by a 2.7% increase in average base revenue per tractor per week. Fuel surcharge revenue was down primarily due to the lower loaded miles as well as the 30.4% lower DOE average price of diesel fuel throughout 2015. Management believes that the tractor fleet hit its lowest level during the third quarter of 2015 and will continue to focus on improving the utility of the trucks throughout 2016 before adding additional tractors into the fleet.

During 2014, the increases in trucking’s operating revenue were primarily the result of a 6.7% increase in the trucking base revenue per seated tractor per week, driven by a 8.3% increase in trucking base revenue per loaded mile. The increase in trucking operating revenue was partially offset by a decrease of 72 seated tractors in 2014, compared to 2013.

Trucking operating income (loss)

The improvement in trucking operating income was driven primarily by a $6.4 million increase in gain on sale of equipment (210 basis point improvement in adjusted operating ratio) associated with the plan to downsize the tractor fleet in 2015. This reduction of the high cost tractors in the fleet has positioned the Company with a tractor fleet age of 26.5 months and management believes it will be able to continue to improve its recruiting of experienced drivers and maintenance expense during 2016. Additionally, improvements in pricing (540 basis point improvement in base revenue per loaded mile) and fuel expense were partially offset by a 3.9% increase in driver wages during 2015.

During 2014, the improvement in operating ratio and adjusted operating ratio was primarily driven by the increase in average base revenue per loaded mile noted above, a continued focus on controlling costs, and a 7.6% improvement in the fuel economy (measured by miles per gallon) in Company tractors due to specific ongoing initiatives targeted at improving fuel efficiency, as well as the addition of more fuel efficient tractors to the Company’s fleet. Additionally, overall lower fuel pricing during 2014 yielded savings for the Company of approximately $5.8 million, compared to the year ended December 31, 2013.

SCS operating revenue

Decreases in operating revenue resulted primarily from 1.0% lower load volumes and lower pricing, both of which were directly related to the softened spot market experienced during 2015. Total revenue per employee decreased 25.1% during 2015, primarily due to the expansion of two new offices in 2015, resulting in a 14.4% increase in headcount to support the anticipated growth of this segment as well as higher transportation costs charged by carriers.

Increased revenues during 2014 were primarily related to an approximate 10% increase in load volumes, and a 30.2% increase in operating revenue per SCS employee over the levels experienced in 2013. All were directly related to the capacity constraints brought on by challenging weather conditions and driver shortages.

SCS operating income

Decreases in SCS operating income resulted from headcount continuing to exceed the revenue base, as revenue growth was dampened as a result of the softer freight market. Accordingly, gross profit per employee decreased 26.8%, compared to the same period in 2014. The opposite occurred in 2014, compared to 2013, when gross profit per SCS employee grew 63.1% in a robust market.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2015			2014			% Change
	$	% Operating Revenue	% Base Revenue (1)	$	% Operating Revenue	% Base Revenue (1)	2015 to 2014
				(Recast)
Operating Expenses:
Salaries, wages and employee benefits	$140,649	27.7%	31.3%	$153,410	25.5%	31.0%	(8.3)%
Fuel and fuel taxes	58,511	11.5	13.0	116,092	19.3	23.5	(49.6)
Depreciation and amortization	37,480	7.4	8.3	44,071	7.3	8.9	(15.0)
Insurance and claims	21,183	4.2	4.7	24,910	4.1	5.0	(15.0)
Equipment rents	4,424	0.9	1.0	3,089	0.5	0.6	43.2
Operations and maintenance	39,644	7.8	8.8	45,634	7.6	9.2	(13.1)
Purchased transportation	161,370	31.8	35.9	172,117	28.6	34.8	(6.2)
Operating taxes and licenses	5,720	1.1	1.3	5,589	0.9	1.1	2.3
Communications and utilities	3,599	0.7	0.8	4,062	0.7	0.8	(11.4)
Gain on sale of assets	(7,547)	(1.5)	(1.7)	(1,107)	(0.2)	(0.2)	581.8
Restructuring, severance and related charges	2,742	0.5	0.6	--	--	--	100.0
Other	17,088	3.4	3.8	16,957	2.8	3.4	0.8
Total operating expenses	$484,863	95.5%	94.3%	$584,824	97.1%	96.4%	(17.1)%

	2014			2013			% Change
	$	% Operating Revenue	% Base Revenue (1)	$	% Operating Revenue	% Base Revenue (1)	2014 to 2013
	(Recast)			(Recast)
Operating Expenses:
Salaries, wages and employee benefits	$153,410	25.5%	31.0%	$143,762	25.9%	32.4%	6.7%
Fuel and fuel taxes	116,092	19.3	23.5	135,548	24.4	30.5	(14.4)
Depreciation and amortization	44,071	7.3	8.9	44,947	8.1	10.1	(1.9)
Insurance and claims	24,910	4.1	5.0	27,253	4.9	6.1	(8.6)
Equipment rents	3,089	0.5	0.6	--	--	--	100.0
Operations and maintenance	45,634	7.6	9.2	50,928	9.2	11.5	(10.4)
Purchased transportation	172,117	28.6	34.8	139,091	25.1	31.3	23.7
Operating taxes and licenses	5,589	0.9	1.1	5,406	1.0	1.2	3.4
Communications and utilities	4,062	0.7	0.8	4,117	0.7	0.9	(1.3)
Gain on sale of assets	(1,107)	(0.2)	(0.2)	(1,648)	(0.3)	(0.4)	32.8
Other	16,957	2.8	3.4	15,702	2.8	3.5	8.0
Total operating expenses	$584,824	97.1%	96.4%	$565,106	101.8%	100.9%	3.5%

(1)

The percent of base revenue calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and unusual items, as a percent of operating revenue excluding fuel surcharge revenue. This presentation adjusts the unusual items associated with the claims reserve liability adjustment of $6.0 million in 2013 and the restructuring, severance and related charges of $2.7 million in 2015.

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

The decreases experienced in salaries, wages and employee benefits expenses during 2015 were primarily due to a 15.6% decrease in the number of company drivers, a 10.9% reduction in the average seated truck count, offset by 3.9% higher driver pay. Also, during the third quarter, the Company enhanced its Paid Time Off (“PTO”) policy, converting from an anniversary date vesting period to a calendar year vesting period. The Company reversed approximately $1.4 million of its vacation reserve, as PTO is no longer accrued for carry over balances.

Salaries, wages, and employee benefit expenses for 2014 increased when compared to 2013, due to the continuation of increased driver labor costs in the tight market for drivers, as well as associated payroll taxes. During July 2014, the Company implemented a banded pay increase to its drivers which accounted for approximately $5.7 million of the increase in salaries, wages and employee benefits expense. Additionally, employee medical benefit costs increased approximately $3.0 million during the year ended December 31, 2014, compared to 2013.

The compensation paid to the Company drivers and other employees has increased and may need to increase further in future periods if the economy strengthens and other employment alternatives become more available. Furthermore, management believes that the market for drivers continues to tighten; therefore, it expects hiring expenses to continue to increase in order to attract a sufficient number of qualified drivers to operate the Company fleet.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment, and the number of miles driven by company drivers.

During 2015, fuel and fuel taxes decreased compared to 2014, as a result of lower prices and volume, better fuel procurement and effectively managing the fuel surcharge program as well as the fleet reductions undertaken during the year. Of the $57.6 million reduction in fuel expense, $31.3 million resulted from decreased price per gallon, $25.3 million resulted from decreased volumes, and approximately $1.0 million resulted from increased equipment efficiencies. The decrease in the average age of the fleet contributed to a 1.0% increase in the Company miles per gallon during 2015.

During 2014, fuel and fuel taxes decreased compared to 2013, as a result of better efficiency, lower pricing and lower volumes. Improved fuel efficiency in the Company’s fleet resulted in savings of $9.1 million in 2014, compared to 2013. Overall fuel prices during 2014 yielded savings for the Company of approximately $5.8 million, compared to the 2013. Decreased volumes reflected savings to the Company of approximately $4.5 million, compared to the prior year.

The Company expects to continue managing its idle time and truck speeds, investing in more fuel-efficient, aerodynamic equipment to improve its fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs. Going forward, the Company’s fuel and fuel taxes is expected to fluctuate as a percentage of operating revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, deadhead percentage, the percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Equipment rents and depreciation and amortization

Equipment rents are those related to revenue equipment and other equipment and facilities under operating leases. Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment, and the salvage values and useful lives assigned to the equipment. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by trucking versus SCS.

During 2015, decreases in equipment rents and depreciation and amortization resulted primarily from a 15.6% reduction in the average number of Company tractors as part of the Company’s plan to downsize its tractor fleet, partially offset by a higher number of operating leases for revenue equipment due to more favorable lease terms. Moving forward, management expects to see decreases in equipment rents and depreciation and amortization expense due to the smaller size of its tractor and trailer fleet, partially offset by higher prices of new revenue equipment.

For 2014, the increase in equipment rents and depreciation and amortization expense reflected a small decrease in the number of tractors, offset by higher equipment replacement costs and by the Company entering into operating leases for revenue equipment.

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

The decrease in insurance and claims expense for 2015 was the result of lower frequency and severity experienced through the current year layer resulted in reduced claim expense. During 2015, the Company was able to reduce its cargo loss incurred by $1.0 million. The Company expects insurance and claims expense to improve over the long-term.

During 2014, excluding the $4.0 million actuarial adjustment recorded in December 2013, insurance and claims expense increased slightly, compared to 2013. This year-over-year increase was due primarily to the increase in reserves associated with unfavorable developments on prior year loss layers based on new information received during the current period.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses, and other costs. Operating and maintenance expenses are primarily affected by the age of the Company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facility.

Operations and maintenance expense decreases were primarily the result of the implementation of maintenance strategies focused on increased routine maintenance. During the third quarter of 2015, the Company outsourced its road assistance department and closed two of its facilities which did not fit into the network effectively. While fluctuations in repair costs are anticipated moving forward, management believes maintenance costs will trend downward over the long term as the Company has been able to decrease the average age of its revenue equipment.

Operations and maintenance expense decreased during 2014, compared to 2013. The decrease was primarily due to the increase in the routine maintenance program implemented in 2013, which generated lower costs for repairs performed over the road during 2014.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads, and third-party carriers that haul loads brokered to them, including fuel surcharge reimbursement paid to such parties.

The decrease in purchased transportation expense was primarily associated with a 28.2% increase in the size of the Company’s independent contractor fleet, offset by a 14.3% decrease in SCS operating revenue. The Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet, which could further increase purchased transportation expense. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

During 2014, purchased transportation expense increases were primarily resulted from the 34.4% operating revenue growth in the Company’s SCS segment and the 45.5% increase in the size of the Company’s independent contractor fleet, both related to the record breaking SCS operating revenue.

Gain on disposal of assets, net

The large increase in gain on disposal of assets, net, during 2015, reflects the completion of the Company’s plan to decrease the fleet through the accelerated disposal of older tractors to reduce the number of unseated tractors. Additionally, the Company disposed of approximately 1,300 high cost trailers, reducing the average age of the trailer fleet to 68 months. This has been a transformational year for the modernization of the Company’s revenue equipment and moving forward, the Company expects gains on the sale of revenue equipment to be less significant than in 2015.

Other expenses

Other expenses increased slightly, compared to the same period in 2014, primarily as a result of increases in consulting services, legal and professional fees, and licensing fees relating to technology upgrades.

For the year ended 2014, other expenses increased primarily as a result of an upward adjustment in the Company’s bad debt reserve during 2014, and increased expenses related to driver retention and recruiting.

Consolidated Non-Operating Expenses

Interest expense, net

The decrease in interest expense, net for 2015, resulted from the strategic shift to debt instruments that carry lower interest rates. The strengthening of the Company’s balance sheet has afforded the Company the opportunity to take advantage of historically low interest rates and replace its previous revolving credit facility with a new revolving credit facility. See “Item 8. Financial Statements and Supplementary Data – Note 6: Long-Term Debt” in this Form 10-K for further discussion of the Company’s credit facility, which was entered into in February 2015.

During 2014, the decrease in interest expense was primarily due to the Company’s payments on its various financing arrangements throughout the year. The Company has focused on reducing debt balances as it has strengthened its balance sheet, which has afforded the opportunity to replace less favorable financing instruments with more advantageous ones.

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

Income tax expense (benefit)

The Company’s effective tax rate for the years ended December 31, 2015, 2014 and 2013, were 42.8%, 46.0%, and 31.2%, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. The recurring impact of this permanent non-deductible difference incurred in operating our business causes our tax rate to increase as our pretax earnings or loss approaches zero. Generally, as pretax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant investments. In the Company’s trucking business, where investments are substantial, the primary investments are in new revenue equipment and to a lesser extent, in technology, service centers and working capital. In the Company’s SCS business, where investment is modest, the primary investments are in technology and working capital. USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s line of credit, sales of used revenue equipment and, to a lesser extent, capital and operating leases. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs, and the Company does not expect to experience any material liquidity constraints in the foreseeable future.

During 2015, the Company generated approximately $60.1 million in cash flows from operations, compared with $51.9 million in 2014 and $35.9 million in 2013. The increase in cash flows from operations resulted primarily from increases in net income in each period, as well as a decrease in accounts receivable during 2015 associated with lower fuel surcharge balances and fewer loads hauled.

The Company incurred net capital expenditures of approximately $19 million in 2015, reflecting investments of approximately $66.2 million, primarily in new revenue equipment, less $46.7 million in proceeds of equipment sales (including a sale leaseback). The proceeds of equipment sales were elevated in 2015, compared to other years because of a reduction in the size of the Company’s revenue equipment fleet, and new investments were impacted by leasing a portion of the new equipment under operating leases. On an ongoing basis, net capital expenditures are expected to be higher in future periods absent further increases in the use of operating leases to finance equipment acquisitions. The Company used available cash after net capital expenditures primarily to lower outstanding debt balances by approximately $16.1 million and repurchased approximately 1.0 million of the Company’s outstanding shares of common stock for $17.9 million.

Cash Flows

Operating Activities – The $8.2 million increase in net cash provided by operating activities was primarily driven by $11.5 million reduction in accounts receivable as the Company reduced its DSO to approximately 38 days during 2015. Additionally, the Company generated $5.4 million more operating income during 2015.

During 2014, the Company generated cash flow from operations primarily as a result of generating higher operating income during the year ended December 31, 2013, compared to the corresponding period in 2014.

Investing Activities – The Company used $20.2 million less cash for investing activities during the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease in cash used was associated with the net reduction of approximately 400 tractors throughout 2015, coupled with the sale of approximately 1,300 trailers which generated significant proceeds for the Company.

Increases in net cash used in investing activities during 2014 primarily reflected a $41.4 million increase in capital expenditures as compared to 2013, offset by $1.1 million in proceeds from the sale of revenue equipment.

Financing Activities – The Company used $28.7 million more cash in financing activities during the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in cash used was primarily due to the share repurchase program announced in August 2015 and the balloon payments on capital leases during 2015.

Cash used in financing activities was reduced during 2014 as compared to 2013, primarily as a result of reinvesting cash generated by operating activities instead of paying down debt. During 2014, the Company made net repayments of long-term debt, financing notes and capital leases of $12.8 million.

Debt and Capitalized Lease Obligations

See “Item 8. Financial Statements and Supplementary Data – Note 6: Long-term Debt” and “Item 8. Financial Statements and Supplementary Data – Note 7: Leases and Commitments” in this Form 10-K for a discussion of the Company’s revolving credit facility and capital lease obligations.

Contractual Obligations and Commitments

The following table represents USA Truck’s contractual obligations and commercial commitments as of December 31, 2015.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$71,984	$1,584	$--	$70,400	$--
Capital lease obligations (2)	32,115	12,800	12,159	7,156	--
Purchase obligations (3)	34,102	34,102	--	--	--
Operating leases – buildings & equipment (4)	35,903	8,700	16,823	8,312	2,068
Total	$174,104	$57,186	$28,982	$85,868	$2,068

(1)

Represents revolving line of credit of $70.4 million outstanding plus interest of $1.6 million using a combined interest rate of 2.25%. On February 5, 2015, the Company replaced its revolving credit facility with a new facility, which matures in February 2020. See “Item 8. Financial Statements and Supplementary Data – Note 6: Long-term Debt” in this Form 10-K for further discussion.

(2)

Represents remaining payments on capital lease obligations at December 31, 2015. This figure includes $1.1 million in interest. The borrowings consist of capital leases with financing companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between lease schedules.

(3)

Represents purchase obligations for revenue equipment and facilities, of which a significant portion is expected be financed with operating cash flows and borrowings under the Credit Facility. The Company generally has the option to cancel tractor orders with 60 to 90 day notice. As of December 31, 2015, 100.0% of this amount had become non-cancelable.

(4)

Represents future monthly rental obligations under operating leases for tractors, facilities and computer equipment. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment, and certain facilities. As of December 31, 2015, the Company leased certain revenue equipment and information technology hardware under operating leases. Vehicles and hardware held under operating leases are not carried on the consolidated balance sheets, and lease payments, with regard to such vehicles, are reflected in the consolidated statements of operations and comprehensive income (loss) in the “Equipment rents” expense line item. Equipment rents related to the Company’s revenue equipment operating leases was $4.4 million, $3.0 million and nil for the years ended December 31, 2015, 2014 and 2013, respectively. The total amount of remaining payments under operating leases as of December 31, 2015, was approximately $35.9 million. Other than such operating leases, no other off-balance sheet arrangements have or are reasonably likely to have a material effect on the Company’s consolidated financial statements.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts. The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for USA Truck than for its competitors, and has been minor over the past three years.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, the market fuel prices per gallon were approximately 30.4% lower during 2015 than they were during 2014, as reported by the DOE.

As of December 31, 2015, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of December 31, 2015, USA Truck had stockholders’ equity of $93.8 million and total debt including current maturities of $101.3 million, resulting in a total debt, less cash, to total capitalization ratio of 51.9% compared to 54.2% as of December 31, 2014.

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

Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. The primary claims arising against the Company consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses. The Company’s insurance programs typically involve self-insurance with high risk-retention levels. Due to its significant self-insured retention amounts, the Company has exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts. The Company accrues the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. USA Truck records both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported. The current portion of the accrual reflects the anticipated claims amounts expected to be paid in the next twelve months. The Company does not discount its claims liabilities.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction in which they arise, management considers all positive and negative evidence. Management makes judgments in determining the Company’s provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The likelihood that all or part of deferred tax assets will be recovered from future taxable income is assessed. To the extent management believes recognition of a deferred tax asset is not more likely than not to be realized, a valuation allowance is established for the amount(s) determined not to be realizable. USA Truck has not recorded a valuation allowance at December 31, 2015, as management believes all deferred tax assets are more likely than not to be realized.

The Company believes its future tax consequences to be adequately provided for based upon current facts and circumstances and current tax law. During the year ended December 31, 2015, management made no material changes in its assumptions regarding the determination of its income tax liabilities. However, should the Company’s tax positions be challenged, different outcomes could result that may have a significant impact on the amounts reported through the Company’s consolidated statements of operations.

Management periodically reevaluates its accounting policies as circumstances dictate. Together these factors may significantly impact the Company’s consolidated results of operations, financial position and cash flow from period to period.

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data – Note 1: Description of the Business and Summary of Significant Accounting Policies”.

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

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. Its Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage determined based on the Company’s attainment of certain financial ratios. As of December 31, 2015, the Company had $70.4 million outstanding pursuant to its Credit Facility, excluding letters of credit of $4.3 million. Assuming the outstanding balance as of December 31, 2015 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.7 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company has seen a significant decrease. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of December 31, 2015, USA Truck did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations.  Further, these costs could also exacerbate the driver shortages experienced by the trucking industry by forcing independent contractors to cease operations. Based on the Company’s fuel consumption during 2015, a 10% increase in the average price per gallon would result an approximate $5.9 million increase in fuel expense, before possible increases from fuel surcharge revenues.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company as of December 31, 2015 and 2014, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages.

Financial Statement Schedules:

All schedules are omitted because they are not applicable, are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Grant Thornton LLP 2431 E. 61st Street, Suite 500 Tulsa, OK 74136-1208 T 918.877.0800 F 918.877.0805 www.GrantThornton.com

Board of Directors and Stockholders

USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and its subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 23, 2016

1.1 PCAOB financial statement audit report (integrated audit)

June 2015

Instructional notes

1.	This report, under PCAOB standards, is used when an unmodified opinion on the financial statements is expressed.

2.	The report assumes that SEC schedules pursuant to Regulation S-X are not required.

3.	Firm policy requires consultation with the NPPD when the audit team concludes that a modified opinion on the financial statements is necessary.

4.	For illustrative examples on how to modify the report when the firm is in the second or third year as predecessor auditor, refer to AARM chapter 1.

USA Truck, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
		(Recast)
Assets
Current assets:
Cash	$87	$205
Accounts receivable, net of allowance for doubtful accounts of $608 and $1,020, respectively	53,324	71,186
Other receivables	5,094	5,604
Inventories	748	1,863
Assets held for sale	7,979	3,536
Income taxes receivable	6,159	—
Prepaid expenses and other current assets	4,876	5,197
Total current assets	78,267	87,591
Property and equipment:
Land and structures	32,910	31,596
Revenue equipment	289,045	348,251
Service, office and other equipment	22,156	18,812
Property and equipment, at cost	344,111	398,659
Accumulated depreciation and amortization	(137,327)	(182,964)
Property and equipment, net	206,784	215,695
Other assets	1,405	658
Total assets	$286,456	$303,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,473	$23,582
Current portion of insurance and claims accruals	10,706	10,230
Accrued expenses	8,836	8,252
Current maturities of long-term debt and capital leases	12,190	24,048
Total current liabilities	56,205	66,112
Deferred gain	701	589
Long-term debt and capital leases, less current maturities	89,245	93,464
Deferred income taxes	37,943	35,064
Insurance and claims accruals, less current portion	8,585	9,647
Total liabilities	192,679	204,876
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 11,946,253 shares, and 11,873,071 shares, respectively	119	119
Additional paid-in capital	67,370	65,850
Retained earnings	65,871	54,802
Less treasury stock, at cost (2,286,608 shares, and 1,340,438 shares, respectively)	(39,583)	(21,703)
Total stockholders’ equity	93,777	99,068
Total liabilities and stockholders’ equity	$286,456	$303,944

See accompanying notes to consolidated financial statements.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
		(Recast)	(Recast)
Operating revenue	$507,934	$602,477	$555,005

Operating expenses:
Salaries, wages and employee benefits	140,649	153,410	143,762
Fuel and fuel taxes	58,511	116,092	135,548
Depreciation and amortization	37,480	44,071	44,947
Insurance and claims	21,183	24,910	27,253
Equipment rents	4,424	3,089	--
Operations and maintenance	39,644	45,634	50,928
Purchased transportation	161,370	172,117	139,091
Operating taxes and licenses	5,720	5,589	5,406
Communications and utilities	3,599	4,062	4,117
Gain on disposal of assets, net	(7,547)	(1,107)	(1,648)
Restructuring, severance and related charges	2,742	--	--
Other	17,088	16,957	15,702
Total operating expenses	484,863	584,824	565,106
Operating income (loss)	23,071	17,653	(10,101)

Other expenses (income):
Interest expense, net	2,237	3,008	3,662
Defense costs	--	2,764	1,480
Loss on extinguishment of debt	750	--	--
Other, net	743	245	(711)
Total other expenses, net	3,730	6,017	4,431
Income (loss) before income taxes	19,341	11,636	(14,532)
Income tax expense (benefit)	8,272	5,351	(4,539)
Net income (loss) and comprehensive income (loss)	$11,069	$6,285	$(9,993)

Net earnings (loss) per share:
Average shares outstanding (basic)	10,337	10,356	10,323
Basic earnings (loss) per share	$1.07	$0.61	$(0.97)

Average shares outstanding (diluted)	10,401	10,485	10,323
Diluted earnings (loss) per share	$1.06	$0.60	$(0.97)

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2012 (Recast)	11,770	$118	$65,259	$58,510	$(21,714)	$102,173
Exercise of stock options	--	--	6	--	--	6
Transfer of stock into (out of) treasury stock	--	--	51	--	(51)	--
Stock-based compensation	--	--	216	--	--	216
Restricted stock award grant	156	1	(2)	--	--	(1)
Forfeited restricted stock	(45)	--	--	--	--	--
Net share settlement related to restricted stock vesting	--	--	(3)	--	--	(3)
Net loss	--	--	--	(9,993)	--	(9,993)
Balance at December 31, 2013 (Recast)	11,881	$119	$65,527	$48,517	$(21,765)	$92,398
Exercise of stock options	16	--	158	--	--	158
Transfer of stock into (out of) treasury stock	--	--	(62)	--	62	--
Stock-based compensation	--	--	366	--	--	366
Restricted stock award grant	21	--	--	--	--	--
Forfeited restricted stock	(35)	--	--	--	--	--
Net share settlement related to restricted stock vesting	(10)	--	(139)	--	--	(139)
Net income	--	--	--	6,285	--	6,285
Balance at December 31, 2014 (Recast)	11,873	$119	$65,850	$54,802	$(21,703)	$99,068
Exercise of stock options	32	--	168	--	--	168
Excess tax benefit on exercise of stock options	--	--	721	--	--	721
Transfer of stock out of treasury stock	--	--	(52)	--	(17,880)	(17,932)
Stock-based compensation	--	--	1,093	--	--	1,093
Restricted stock award grant	141	1	(1)	--	--	--
Forfeited restricted stock	(84)	(1)	1	--	--	--
Net share settlement related to restricted stock vesting	(16)	--	(410)	--	--	(410)
Net income	--	--	--	11,069	--	11,069
Balance at December 31, 2015	11,946	$119	$67,370	$65,871	$(39,583)	$93,777

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
		(Recast)	(Recast)
Operating activities
Net income (loss)	$11,069	$6,285	$(9,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,480	44,071	44,947
Provision for doubtful accounts	127	782	187
Deferred income taxes	2,876	5,279	(5,325)
Share-based compensation	1,093	366	216
Loss on extinguishment of debt	750	--	--
Gain on disposal of assets, net	(7,547)	(1,107)	(1,648)
Other	232	(38)	(250)
Changes in operating assets and liabilities:
Accounts receivable	11,540	(7,531)	(1,752)
Inventories, prepaid expenses and other current assets	409	892	2,537
Trade accounts payable and accrued expenses	1,156	1,417	(3,783)
Insurance and claims accruals	1,689	1,462	10,757
Other long-term assets and liabilities	(749)	--	--
Net cash provided by operating activities	60,125	51,878	35,893
Investing activities
Purchases of property and equipment	(66,186)	(56,536)	(12,924)
Proceeds from sale of property and equipment	38,774	16,923	15,757
Proceeds from operating sale leaseback	7,975	--	--
Change in other assets, net	--	20	38
Net cash (used in) provided by investing activities	(19,437)	(39,593)	2,871
Financing activities
Borrowings under long-term debt	140,738	74,168	78,478
Principal payments on long-term debt	(141,456)	(67,353)	(98,222)
Principal payments on capitalized lease obligations	(27,121)	(18,073)	(17,230)
Principal payments on note payable	(896)	(1,494)	(1,715)
Net change in bank drafts payable	(926)	639	(1,805)
Excess tax benefit from exercise of stock options	721	--	--
Proceeds from capital sale leaseback	6,308	--	--
Purchase of common stock	(17,932)	--	--
Net (payments) or proceeds from stock based awards	(242)	19	2
Net cash used in financing activities	(40,806)	(12,094)	(40,492)
(Decrease) increase in cash and cash equivalents	(118)	191	(1,728)
Cash and cash equivalents:
Beginning of year	205	14	1,742
End of year	$87	$205	$14
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,084	$3,359	$3,802
Income taxes	9,808	3,003	477
Supplemental schedule of non-cash investing and financing activities:
Liability incurred for notes payable	--	1,367	1,387
Purchases of revenue equipment included in accounts payable	1,279	34	5

See accompanying notes to consolidated financial statements.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

USA Truck, Inc., a Delaware corporation and subsidiary (the “Company”) is a truckload carrier providing transportation of general commodities throughout the continental United States and into and out of portions of Mexico and Canada. Generally, the Company transports full dry van trailer loads of freight from origin to destination without intermediate stops or handling. As a complement to the Company’s truckload operations, it also provides dedicated, brokerage and rail intermodal services. Through the Company’s asset based and non-asset based capabilities, it transports many types of freight for a diverse customer base in a variety of industries.

Basis of presentation

The accompanying consolidated financial statements include USA Truck, Inc., and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), and include all adjustments necessary for the fair presentation of the periods presented.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors which management believes to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Allowance for doubtful accounts

The allowance for doubtful accounts is management’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management reviews the financial condition of customers for granting credit and determines the allowance based on analysis of individual customers’ financial condition, historical write-off experience and national economic conditions. The Company evaluates the adequacy of its allowance for doubtful accounts quarterly. Past due balances over 90 days and exceeding a specified amount are reviewed individually for collectability. The Company does not have any off-balance-sheet credit exposure related to its customers.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,020	$610	$423
Provision for doubtful accounts	127	782	187
Uncollectible accounts written off, net of recovery	(539)	(372)	--
Balance at end of year	$608	$1,020	$610

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

Inventories

Inventories consist of tires and supplies, and are stated at the lower of cost (first-in, first-out basis) or market.

Prepaid tires

During the third quarter of 2015, the Company changed its accounting policy for tires. Prior to this change, the cost of original and replacement tires mounted on equipment was reported as prepaid tires and amortized based on estimated usage. Under the new policy, the cost of original tires mounted on purchased revenue equipment is capitalized as part of the equipment cost and is depreciated over the useful life of the related equipment. The cost of subsequent replacement tires is expensed at the time those tires are placed in service. Management believes this new policy is preferable under the circumstances because it provides a more precise method for recognizing expenses related to tires consistent with industry practice. For additional information regarding the change in accounting policy for tires, see Note 15, Change in accounting principle.

Property and equipment

Property and equipment is capitalized at cost. The cost of such property is depreciated by the straight-line method using the following estimated useful lives: structures – 5 to 39.5 years; revenue equipment – 4 to 10 years; and service, office and other equipment – 3 to 20 years. Revenue equipment acquired under capital lease is amortized over the lease term.

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

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has analyzed filing positions in its federal and applicable state tax returns in all open tax years. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company analyzes its tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions or associated interest or penalties on uncertain tax positions have been recorded.

Claims accruals

The primary claims arising against the Company consist of cargo loss and damage, liability, personal injury, property damage, workers' compensation, and employee medical expenses. The Company’s insurance program involves self-insurance with high risk retention levels. Due to its significant self-insured retention amounts, the Company has exposure to fluctuations in the frequency and severity of claims and to variations between its estimated and actual ultimate payouts. Estimates require judgments concerning the nature and severity of the claim, as well as other factors. Actual settlement of the self-insured claim liabilities could differ from management’s initial assessment due to uncertainties and fact development.

Revenue recognition

Revenue generated by the Company’s trucking operating segment is recognized in full upon delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit time completed as a portion of the estimated total transit time.

Revenue generated by the Company’s SCS segment is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, because the Company acts as a principal with substantial risks as primary obligor.

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard provides for using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts with Customers – Deferral of the Effective Date”, which delayed the effectiveness of ASU 2014-09 to annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. The Company has early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset as an offset to the net noncurrent deferred tax liability in its Consolidated Balance Sheet as of December 31, 2014. The reclassification resulted in a $7.7 million decrease in the current deferred income taxes asset and the long-term noncurrent deferred income taxes liability.

NOTE 2. SEGMENT REPORTING

The Company’s two reportable segments are trucking and Strategic Capacity Solutions (“SCS”).

Trucking. Trucking is comprised of truckload and dedicated freight services. Truckload provides services as a medium- to long-haul common carrier. USA Truck has provided truckload services since its inception, and derives the largest portion of its revenue from these services. Dedicated freight provides truckload services to specific customers for shipments over particular routes at particular.

Strategic Capacity Solutions. SCS consists of freight brokerage and rail intermodal services. Both of these service offerings match customer shipments with available equipment of authorized third-party carriers and provide services that complement the Company’s trucking operations. USA Truck provides these services primarily to existing trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation solutions.

In determining its reportable segments, the Company's management focuses on financial information, such as operating revenue, operating expense categories, operating ratios, and operating income, as well as on key operating statistics, to make operating decisions.

Revenue equipment assets are not allocated to SCS, because SCS brokers freight services to customers through arrangements with third party carriers who utilize their own equipment. To the extent rail intermodal operations require the use of company-owned assets, they are obtained from the Company’s trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to SCS based on the Company-owned assets specifically utilized to generate SCS revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for SCS are specifically identifiable direct costs or are allocated to SCS based on relevant drivers, as determined by management.

A summary of operating revenue by segment is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operating revenue:
Trucking revenue (1)	$356,528	$424,082	$418,601
Trucking intersegment eliminations	(2,048)	(587)	(486)
Trucking operating revenue	354,480	423,495	418,115
SCS revenue	158,295	192,924	146,492
SCS intersegment eliminations	(4,841)	(13,942)	(9,602)
SCS operating revenue	153,454	178,982	136,890
Total operating revenue	$507,934	$602,477	$555,005

(1)	Includes foreign revenue of $42.0 million, $57.3 million, and $57.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. All foreign revenue is collected in US Dollars.

A summary of operating income (loss) by segment is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
		(Recast)	(Recast)
Operating income (loss):
Trucking	$11,088	$(3,122)	$(19,101)
SCS	11,983	20,775	9,000
Total operating income (loss)	$23,071	$17,653	$(10,101)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
		(Recast)	(Recast)
Depreciation and amortization:
Trucking	$37,140	$43,889	$44,697
SCS	340	182	250
Total depreciation and amortization	$37,480	$44,071	$44,947

NOTE 3. PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
		(Recast)
Prepaid licenses, permits and tolls	$1,542	$1,923
Prepaid insurance	2,080	1,166
Other	1,254	2,108
Total prepaid expenses and other current assets	$4,876	$5,197

NOTE 4. NOTE RECEIVABLE

During November 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the buyer gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million due November 2015. The purchaser defaulted on the note receivable by not making the principle payment in November 2015, and the Company is undertaking actions to collect. The note receivable is secured by a first priority mortgage on the property. The Company believes based on a recent appraisal the value of the property exceeds the amount of the note receivable plus collection costs. Accordingly, no valuation allowance has been recorded. The Company had previously deferred $0.7 million of gain on the sale of the property, with gain recognized into earnings only as payments on the note receivable were received. During the years ended December 31, 2015, 2014 and 2013, respectively, the Company recognized approximately $6,200, $7,800, and $7,300, respectively, of this gain.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
Salaries, wages and employee benefits	$4,359	$7,043
Federal and state tax accruals	1,712	186
Restructuring, severance and related charges (1)	773	--
Accrued third party maintenance	525	--
Other	1,467	1,023
Total accrued expenses	$8,836	$8,252

(1)	Refer to note 14 of the footnotes to the Company’s consolidated financial statements for additional information regarding the restructuring, severance and related charges.

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014
Revolving credit agreement	$70,400	$71,000
Other	--	896
Total debt	70,400	71,896
Less current maturities	--	(896)
Long-term debt, less current maturities	$70,400	$71,000

Credit facility

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under its prior credit facility and terminated such facility.

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that is set at 0.50% through May 31, 2016 and adjusted quarterly thereafter between 0.25% and 1.00% based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that is set at 1.50% through May 31, 2016 and adjusted quarterly thereafter between 1.25% and 2.00% based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, with the notable exclusion of any real estate or revenue equipment financed outside the Credit Facility. Additionally, the Company recognized a charge in the first quarter of 2015 of $0.8 million resulting from the replacement of its previous credit facility representing the write-off of unamortized deferred financing fees.

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

The Company had $0.9 million of overnight borrowings under the Credit Facility as of December 31, 2015. The average interest rate including all borrowings made under the Credit Facility as of December 31, 2015 was 1.91%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of December 31, 2015, the Company had outstanding $4.3 million in letters of credit and had approximately $90.8 million available under the Credit Facility.

NOTE 7. LEASES AND COMMITMENTS

Capital leases

USA Truck leases certain equipment under capital leases with terms ranging from 15 to 60 months. As of December 31, 2015, the Company has entered into leases with lessors who did not participate in the credit facility. Currently, such leases do not contain cross-default provisions with the credit facility. Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
December 31, 2015	$45,170	$12,896	$32,274
December 31, 2014	75,188	27,770	47,418

The Company has capitalized lease obligations relating to revenue equipment of $31.0 million, of which $12.2 million represents the current portion. Such leases have various termination dates extending through September 2020 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 1.68% to 3.11% as of December 31, 2015. The lease agreements require payment of property taxes, maintenance and operating expenses. Amortization of capital leases was $8.3 million, $12.7 million, and $12.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During 2015, the Company completed sale-leaseback transactions under which it sold certain owned tractors to an unrelated party for net proceeds of $6.3 million and entered into a 48-month capital lease agreement with the buyer. As of December 31, 2015, the Company had recorded a liability of approximately $0.4 million representing the gain on the sale and will amortize such amount to earnings ratably over the lease term. The deferred gain is included in the deferred gain line item on the accompanying consolidated balance sheet.

Operating leases

Operating lease payments are set forth in the table below for the periods indicated (in thousands).

	Year Ended December 31,
	2015	2014	2013
Equipment rents	$4,424	$3,089	$--
Building and office rents (1)	2,297	2,225	2,778
Total rents	$6,721	$5,314	$2,778

(1)	A portion of the expense for building and office rents is recorded in the operations and maintenance line item in the accompanying consolidated statement of operations and comprehensive income (loss).

As of December 31, 2015, the Company has entered into leases with lessors who did not participate in the credit facility. Currently, such leases do not contain cross-default provisions with the credit facility.

In August 2015, the Company completed two sale-leaseback transactions under which it sold certain owned tractors to an unrelated party for net proceeds of $8.0 million and entered into two operating leases with terms of 58 and 59 months, respectively, with the buyer. During 2015, the Company recorded a liability of approximately $0.3 million representing the gain on the sale and will amortize such amount to earnings ratably over the lease term. The deferred gain is included on the deferred gain line item in the accompanying consolidated balance sheet.

As of December 31, 2015, the future minimum payments including interest under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2016	2017	2018	2019	2020	Thereafter
Future minimum payments	$12,800	$8,182	$3,977	$7,156	$--	$--
Future rentals under operating leases	8,700	8,572	8,251	5,133	3,179	2,068

Other commitments

As of December 31, 2015, the Company had commitments outstanding to acquire revenue equipment in the approximate amount of $34.1 million. The Company generally has the option to cancel revenue equipment orders within a 60 to 90 day period prior to scheduled production, although the notice period has lapsed for all commitments outstanding as of December 31, 2015.

NOTE 8. FEDERAL AND STATE INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows (dollar amounts in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Accrued expenses not deductible until paid	$7,438	$7,805
Equity incentive plan	316	184
Revenue recognition	235	332
Allowance for doubtful accounts	232	391
Net operating loss carry forwards	157	3,318
Capital leases	21	70
Federal credits	--	1,556
Other	335	822
Total deferred tax assets	$8,734	$14,478

Deferred tax liabilities:
Tax over book depreciation	(44,805)	(47,496)
Prepaid expenses deductible when paid	(1,872)	(2,046)
Total deferred tax liabilities	(46,677)	(49,542)
Net deferred tax liabilities	$(37,943)	$(35,064)

The Company also has certain state NOL carryovers that expire in varying years through 2033. The Company expects to fully utilize its tax attributes in future years before they expire.

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
		(Recast)	(Recast)
Current:
Federal	$4,526	$(129)	$786
State	870	201	--
Total current	5,396	72	786
Deferred:
Federal	2,985	5,383	(4,569)
State	(109)	(104)	(756)
Total deferred	2,876	5,279	(5,325)
Total income tax expense (benefit)	$8,272	$5,351	$(4,539)

A reconciliation between the effective income tax rate and the statutory federal income tax rate (35% for 2015 35% for 2014 and 34% for 2013) is as follows (dollar amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
		(Recast)	(Recast)
Income tax expense (benefit) at statutory federal rate	$6,790	$4,073	$(4,941)
Federal income tax effects of:
State income tax (benefit) expense	(289)	(34)	265
Per diem and other nondeductible meals and entertainment	702	872	875
Other	306	343	18
Federal income tax expense (benefit)	7,509	5,254	(3,783)
State income tax expense (benefit)	763	97	(756)
Total income tax expense (benefit)	$8,272	$5,351	$(4,539)
Effective tax rate	42.8%	46.0%	31.2%

The effective rates varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure. Generally, as pretax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

NOTE 9. EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provides for the granting of equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants, in addition to the shares outstanding at execution of agreement. As of December 31, 2015, 364,235 shares remain available for the issuance of future equity-based compensation awards.

The components of compensation expense recognized, net of forfeiture recoveries, related to equity-based compensation is reflected in the table below for the years indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	$147	$31	$54
Restricted stock awards	946	335	162
Equity compensation expense	$1,093	$366	$216

Compensation expense related to all equity-based compensation awards granted under the Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations and comprehensive income (loss).

Stock options

Stock options are the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, and is recognized over the vesting period of the award. The vesting period of option awards is generally 3 or 4 years and awards may be exercised over a three or ten year term. While the Company did not grant any new stock options in 2015 or 2014, there was a modification to an existing stock option award in 2015 that resulted in a deemed new award being granted. See Note 14, Restructuring, severance and related charges for further discussion of equity items.

The following assumptions were used to value the stock options granted or deemed to have been granted during the years indicated:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	0%	--	0%
Expected volatility	62.9%	--	35.6%
Risk-free interest rate	0.1%	--	1.2%
Expected life (in years)	0.5	--	6.25

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

The following table summarizes the stock option activity under the Incentive Plan:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding - beginning of year	64,636	$6.60
Granted (2)	10,727	4.83
Exercised	(37,803)	7.50		$714
Cancelled/forfeited	(21,456)	4.83
Expired	(494)	13.97
Outstanding at December 31, 2015 (3)	15,610	$5.40	5.35	$188
Exercisable at December 31, 2015	15,610	$5.40	5.35	$188

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of the Company’s common stock, as determined by the closing price on December 31, 2015, was $17.45.

(2)	The weighted-average grant date fair value of options granted during 2015, 2014, and 2013 was 15.17, nil, and $1.75, respectively.
(3)	The exercise prices of outstanding options granted range from $2.88 to $18.58 as of December 31, 2015.

As of December 31, 2015, all outstanding stock options were fully vested and expensed.

Restricted stock awards

Restricted stock awards are shares of the Company’s common stock that are granted subject to defined restrictions. The estimated fair value of restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The vesting period of restricted stock awards is generally ratably over four years.

Information related to the restricted stock awarded for the year ended December 31, 2015, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2014	124,844	$8.51
Granted	159,614	24.95
Forfeited	(98,847)	16.60
Vested	(70,294)	13.07
Nonvested shares – December 31, 2015	115,317	$21.55

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

The fair value of stock options and restricted stock that vested during the year is as follows for the periods indicated (in thousands).

	Year Ended December 31,
	2015	2014	2013
Stock options	$193	$49	$60
Restricted stock	1,767	931	144

As of December 31, 2015, approximately $1.9 million of unrecognized compensation cost related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 2.9 years.

Employee benefit plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members.

NOTE 10. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
Numerator:	2015	2014	2013
		(Recast)	(Recast)
Net income (loss)	$11,069	$6,285	$(9,993)

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	10,337	10,356	10,323
Effect of dilutive securities:
Employee stock options and restricted stock	64	129	--
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares and assumed conversions	$10,401	$10,485	$10,323
Basic earnings (loss) per share	$1.07	$0.61	$(0.97)
Diluted earnings (loss) per share	$1.06	$0.60	$(0.97)
Weighted-average anti-dilutive employee stock options and restricted stock	62	3	103

NOTE 11. REPURCHASE OF EQUITY SECURITIES

In July 2015, the Company’s board of directors authorized the repurchase of up to one million shares of the Company’s common stock over a three-year period ending July 28, 2018. During 2015, the Company, through a Rule 10b5-1 plan, repurchased a total of 953,738 shares at a weighted average price of $18.80 per share for an aggregate cost of approximately $17.9 million. As of January 8, 2016, the Company had repurchased the full million shares of common stock included in this repurchase authorization.

In January 2016, the Company’s board of directors authorized the repurchase of up to an additional two million shares of the Company’s common stock. This authorization will expire in February 2019 unless earlier terminated or extended by the board of directors. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The specific number of shares the Company ultimately repurchases, and the actual timing and amount of share repurchases, will depend on market conditions and other factors, as well as the applicable requirements of federal securities law. In addition, the stock repurchase program may be suspended, extended or terminated by the Company at any time without prior notice, and the Company is not obligated to purchase a specific number of shares.

NOTE 12. LITIGATION

USA Truck is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. Though it is the opinion of management that these claims are immaterial to the Company’s long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company’s consolidated financial statements in any given reporting period.

NOTE 13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2015 and 2014 (in thousands, except per share amounts):

	2015
	March 31,	June 30,	September 30,	December 31,
	(Recast)	(Recast)
Operating revenue	$132,887	$133,573	$123,490	$117,984
Operating expenses	128,361	127,759	118,031	110,712
Operating income	4,526	5,814	5,459	7,272
Other, net	1,582	919	571	658
Income before income taxes	2,944	4,895	4,888	6,614
Income tax expense	1,309	2,125	2,161	2,677
Net income	$1,635	$2,770	$2,727	$3,937

Average shares outstanding (basic)	10,395	10,435	10,442	10,033
Basic earnings per share	$0.16	$0.27	$0.26	$0.39

Average shares outstanding (diluted)	10,516	10,516	10,470	10,059
Diluted earnings per share	$0.16	$0.26	$0.26	$0.39

	2014
	March 31,	June 30,	September 30,	December 31,
	(Recast)
Operating revenue	$145,489	$153,298	$153,618	$150,072
Operating expenses	146,541	149,691	146,106	142,486
Operating income (loss)	(1,052)	3,607	7,512	7,586
Other, net	1,140	2,891	885	1,101
Income (loss) before income taxes	(2,192)	716	6,627	6,485
Income tax expense (benefit)	(597)	394	2,621	2,933
Net income (loss)	$(1,595)	$322	$4,006	$3,552

Average shares outstanding (basic)	10,339	10,346	10,357	10,374
Basic earnings (loss) per share	$(0.15)	$0.03	$0.39	$0.34

Average shares outstanding (diluted)	10,339	10,478	10,476	10,492
Diluted earnings (loss) per share	$(0.15)	$0.03	$0.38	$0.34

NOTE 14. RESTRUCTURING, SEVERANCE AND RELATED CHARGES

During 2015, the Company recognized approximately $2.7 million (pretax) in restructuring, severance and related charges relating to the termination of employment of certain executives and the planned closure of two maintenance facilities.

During 2015, the Company took steps to streamline and simplify its operations to better align the Company's cost structure and better serve its customers. In the Company's trucking segment, the Company announced a plan to close its maintenance facilities in Denton, Texas and Carlisle, Pennsylvania during the third quarter of 2015. Additionally, the Company has outsourced its road assistance function to a third party. These initiatives are expected to improve operating productivity and enhance capacity utilization.

These initiatives impacted a total headcount of 50 team members. Team members separated from the Company as a result of these streamlining initiatives were offered severance. The expenses recorded during the year ended December 31, 2015, included costs related to severance; contract termination; communication and administration of these initiatives; and asset write-offs.

In July 2015, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. John M. Simone regarding the conclusion of Mr. Simone’s tenure as the Company’s President, Chief Executive Officer, and Director. Pursuant to the Separation Agreement: (i) Mr. Simone's separation was effective July 7, 2015 (the "Separation Date"), (ii) Mr. Simone will receive severance pay equal to his base salary as of the Separation Date ($460,000 per year) for a period of twelve months following the Separation Date, (iii) Mr. Simone will receive a bonus of $230,000 under the Company's 2015 Management Bonus Plan, payable at the time and on the same basis as paid to recipients still employed by the Company, (iv) the Company will pay the actual amount of Mr. Simone's COBRA continuation payments for a period of eighteen months following the Separation Date, (v) Mr. Simone was compensated for his vacation time and paid time off accrued but not used through the Separation Date, (vi) Mr. Simone was reimbursed for certain expenses associated with the conclusion of his employment with the Company, and (vii) the following outstanding equity awards held by Mr. Simone will vest as of the Separation Date: (a) 18,750 shares of restricted stock of the Company scheduled to vest on February 18, 2016 and (b) 10,727 nonqualified stock options of the Company scheduled to vest on February 18, 2016. During 2015, the Company recognized severance costs associated with Mr. Simone’s departure of approximately $1.3 million, which were recorded in the line item “Restructuring, severance and related charges” in the Company’s consolidated statements of operations and comprehensive income (loss).

The following table summarizes the Company’s restructuring liability and cash payments made related to the restructuring plan as of December 31, 2015 (in thousands):

	Costs Incurred	Payments	Non-cash Expenses	Accrued Balance
Severance pay and benefits	$2,160	$(869)	$(538)	$753
Facility closing expenses	582	(562)	--	20
Total	$2,742	$(1,431)	$(538)	$773

NOTE 15. CHANGE IN ACCOUNTING PRINCIPLE

During the third quarter of 2015, the Company changed its accounting policy for tires. Prior to this change, the cost of original and replacement tires mounted on equipment was reported as prepaid tires and amortized based on estimated usage. Under the new policy, the cost of original tires mounted on purchased revenue equipment is capitalized as part of the total equipment cost and is depreciated over the useful life of the related equipment. The cost of subsequent replacement tires is expensed at the time those tires are placed in service. Management believes this new policy is preferable under the circumstances because it provides a more precise method for recognizing expenses related to tires consistent with industry practice. Comparative financial statements for all prior periods have been recast to apply the new policy retrospectively, and are reflected under columns marked “Recast”.

The following tables present the line items on the statements of operations, balance sheets and statements of cash flows that were impacted by the accounting change for the periods indicated (dollars in thousands, except per share data).

Balance Sheet	As Originally Reported	Effect of Change	As Adjusted
December 31, 2014:
Prepaid expenses and other current assets	$17,318	$(12,121)	$5,197
Service, office and other equipment	16,648	2,164	18,812
Accumulated depreciation and amortization	(182,724)	(240)	(182,964)
Deferred income taxes(1)	38,981	(3,917)	35,064
Retained earnings	61,081	(6,279)	54,802

December 31, 2013:
Prepaid expenses and other current assets	$16,064	$(10,607)	$5,457
Deferred income taxes	36,647	(4,073)	32,574
Retained earnings	55,049	(6,533)	48,516

Statement of Cash Flows	As Originally Reported	Effect of Change	As Adjusted
December 31, 2014:
Net income	$6,033	$252	$6,285
Depreciation and amortization	43,830	241	44,071
Deferred income taxes	5,121	158	5,279
Inventories, prepaid expenses and other current assets	(621)	1,513	892
Purchases of property and equipment	(54,372)	(2,164)	(56,536)

December 31, 2013:
Net income	$(9,110)	$(883)	$(9,993)
Deferred income taxes	(4,774)	(551)	(5,325)
Inventories, prepaid expenses and other current assets	1,103	1,434	2,537

Statement of Operations	As Originally Reported	Effect of Change	As Adjusted
December 31, 2014:
Operations and maintenance	$46,285	$(651)	$45,634
Depreciation and amortization	43,830	241	44,071
Operating income	17,243	410	17,653
Income before income taxes	11,226	410	11,636
Income tax expense	5,193	158	5,351
Net income	$6,033	$252	$6,285

Average shares outstanding (basic)	10,356	--	10,356
Basic earnings per share	$0.58	$0.03	$0.61

Average shares outstanding (diluted)	10,485	--	10,485
Basic earnings per share	$0.58	$0.02	$0.60

December 31, 2013:
Operations and maintenance	$49,494	$1,434	$50,928
Operating loss	(8,667)	(1,434)	(10,101)
Loss before income taxes	(13,098)	(1,434)	(14,532)
Income tax benefit	(3,988)	(551)	(4,539)
Net loss	$(9,110)	$(883)	$(9,993)

Average shares outstanding (basic)	10,323	--	10,323
Basic loss per share	$(0.88)	$(0.09)	$(0.97)

Average shares outstanding (diluted)	10,323	--	10,323
Basic loss per share	$(0.88)	$(0.09)	$(0.97)

(1)   In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. The Company has early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset as an offset to the net noncurrent deferred tax liability in its Consolidated Balance Sheet as of December 31, 2014. The reclassification resulted in a $7.7 million decrease in the current deferred income taxes asset and the long-term noncurrent deferred income taxes liability.

Under ASC 205-45-5, “Accounting Changes and Error Corrections,” the Company is required to report a change in accounting principle by retrospectively applying the new principle to all prior periods presented, unless it is impractical to determine the prior-period effect. Accordingly, the Company has adjusted previously reported financial information for all periods presented.

NOTE 16. SUBSEQUENT EVENTS

On January 13, 2016, the Company’s board of directors announced the appointment of John R. (“Randy”) Rogers as President and Chief Executive Officer of the Company and the appointment of Mr. Rogers to the board of directors as a Class II director with a term expiring in 2018, effective January 14, 2016. Thomas M. Glaser will continue to serve on the Company’s board of directors and was appointed Vice Chairman, effective January 14, 2016.

On February 8, 2016, Michael R. Weindel’s employment as Executive Vice President, Strategic Capacity Solutions (“SCS”) terminated. The Company appointed James Craig as President – SCS effective February 15, 2016.

Effective February 16, 2016, USA Truck, Inc., and the Debtor modified the asset sale agreement (hereinafter referred to as the “Original Agreement”) for the former USA Truck terminal facility in Shreveport, Louisiana, as a result of default by the Debtor in November 2015. See Note 4, Note receivable for details of the default and the collateral. The modifications to the Original Agreement are as follows:

(1)	As of January 1, 2016, the Debtor will no longer make monthly payments to USA Truck, Inc., as required under the Original Agreement.

(2)

The Debtor agrees that in addition to the balloon payment of $1.9 million, USA Truck shall be entitled to receive 25% of the net sale proceeds from any future sale (including foreclosure sale) of the property in excess of the balloon payment, closing costs, and realtor commissions.

(3)

At any time, USA Truck retains the right to enforce its rights as creditor, mortgagee, and holder of vendor’s privilege and declare the unpaid portion of the purchase price, interest, costs, and attorneys’ fees immediately due and payable. USA Truck’s rights include instituting foreclosure proceedings and/or other legal action.

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

Evaluation of Disclosure Controls and Procedures

USA Truck has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors. USA Truck management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the disclosure controls and procedures. Based on this evaluation, as of December 31, 2015, USA Truck’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal controls over financial reporting was conducted based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria set forth in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015.

The Company’s internal control over financial reporting as of December 31, 2015, has been audited by Grant Thornton LLP, independent registered public accountants, as attested to in their attestation report included herein.

Changes in Internal Control over Financial Reporting

No changes occurred in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Grant Thornton LLP 2431 E. 61st Street, Suite 500 Tulsa, OK 74136-1208 T 918.877.0800 F 918.877.0805 www.GrantThornton.com

Board of Directors and Stockholders

USA Truck, Inc.

We have audited the internal control over financial reporting of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 23, 2016

Item 9B.	OTHER INFORMATION

There is no information that the Company is required to report, but did not report, on Form 8-K during the fourth quarter of 2015.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a) The following documents are filed as a part of this report:	Page
1.	Financial statements.
	The following financial statements of the Company are included in Part II, Item 8 of this report:
	Consolidated Balance Sheets as of December 31, 2015 and 2014	41
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013	42
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013	43
	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	44
	Notes to Consolidated Financial Statements	45

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

3.02	Amended and Restated Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
4.01

Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

4.02	Amended and Restated Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
10.01*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.02*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2011).
10.03*

Employment Agreement dated February 11, 2013, by and between the Company and John M. Simone (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.04*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).
10.05*	USA Truck, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission April 25, 2014).
10.06

Loan and Security Agreement, dated February 5, 2015, among the Company, Bank of America, N.A., as Agent, Bank of America, N.A. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners, and SunTrust Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015)

10.07

Cooperation Agreement, dated as of February 25, 2015, by and among USA Truck, Inc., Baker Street Capital L.P., Baker Street Capital Management, LLC, Baker Street Capital GP, LLC, and Vadim Perelman (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2015)

10.08

Cooperation Agreement, dated as of February 25, 2015, by and among USA Truck, Inc., Stone House Capital Management, LLC, SH Capital Partners, L.P., and Mark Cohen (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2015)

10.09*

Consulting Agreement, dated as of April 6, 2015, by and between the Company and Thomas M. Glaser (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2015)

10.10*

Separation Agreement, dated July 7, 2015, by and between the Company and John M. Simone (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015)

10.11*

Employment Agreement, dated July 29, 2015, by and between the Company and Michael K. Borrows (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015)

10.12*

Employment Agreement, dated July 29, 2015, by and between the Company and Russell A. Overla (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015)

10.13*

Separation Agreement, dated September 15, 2015, by and between the Company and Jeffrey H. Lester (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015)

10.14*

Separation Agreement, dated September 24, 2015, by and between the Company and Russell A. Overla (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015)

10.15*

Employment Agreement, dated September 30, 2015, by and between the Company and Martin Tewari (incorporated by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015)

10.16*	#	Form of Restricted Stock Award Notice
10.17*	#	2015 Management Bonus Plan – Chief Executive Officer
10.18*	#	2015 Management Bonus Plan – Named Executive Officers
10.19*	#	Form of Executive Severance and Change in Control Agreement
10.20*

Amendment to Cooperation Agreement, dated as of May 5, 2015, by and among USA Truck, Inc., Stone House Capital Management, LLC, SH Capital Partners, L.P., and Mark Cohen (incorporated by reference to Exhibit 99.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015)

10.21*

Amendment to Cooperation Agreement, dated as of May 5, 2015, by and among USA Truck, Inc., Baker Street Capital L.P., Baker Street Capital Management, LLC, Baker Street Capital GP, LLC, and Vadim Perelman (incorporated by reference to Exhibit 99.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015)

21		The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the fiscal year ended December 31, 2015.
23.01	#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.01	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	±	XBRL Instance Document.
101.SCH	±	XBRL Taxonomy Extension Schema Document.
101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

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

USA TRUCK, INC.

(Registrant)

By:	/s/ John R. Rogers
John R. Rogers
President and Chief Executive Officer

Date:	February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Peiser
Robert A. Peiser	Chairman of the Board and Director	February 23, 2016

/s/ John R. Rogers
John R. Rogers	President, Chief Executive Officer and Director	February 23, 2016
(Principal Executive Officer)

/s/ Michael K. Borrows
Michael K. Borrows	Executive Vice President and Chief Financial Officer	February 23, 2016
(Principal Financial Officer)

/s/ Joseph M. Kaiser
Joseph M. Kaiser	Vice President and Corporate Controller	February 23, 2016
(Principal Accounting Officer)

/s/ Thomas Glaser
Thomas Glaser	Director	February 23, 2016

/s/ William H. Hanna
William H. Hanna	Director	February 23, 2016

/s/ James D. Simpson, III
James D. Simpson, III	Director	February 23, 2016

/s/ Richard B. Beauchamp
Richard B. Beauchamp	Director	February 23, 2016

/s/ Robert E. Creager
Robert E. Creager	Director	February 23, 2016

/s/ Alexander D. Greene
Alexander D. Greene	Director	February 23, 2016

/s/ Gary R. Enzor
Gary R. Enzor	Director	February 23, 2016

/s/ Barbara J. Faulkenberry
Barbara J. Faulkenberry	Director	February 23, 2016