Form 10-Q
period 2016-03-31
USA TRUCK INC
filed 2016-05-05
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock, as of April 28, 2016, was 9,197,355.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash	$1,403	$87
Accounts receivable, net of allowance for doubtful accounts of $870 and $608, respectively	56,260	53,324
Other receivables	3,678	5,094
Inventories	457	748
Assets held for sale	5,229	7,979
Income taxes receivable	8,485	6,159
Prepaid expenses and other current assets	5,745	4,876
Total current assets	81,257	78,267
Property and equipment:
Land and structures	33,480	32,910
Revenue equipment	286,020	289,045
Service, office and other equipment	22,628	22,156
Property and equipment, at cost	342,128	344,111
Accumulated depreciation and amortization	(136,894)	(137,327)
Property and equipment, net	205,234	206,784
Other assets	1,350	1,405
Total assets	$287,841	$286,456
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,220	$24,473
Current portion of insurance and claims accruals	10,589	10,706
Accrued expenses	13,997	8,836
Current maturities of capital leases	16,375	12,190
Total current liabilities	66,181	56,205
Deferred gain	660	701
Long-term debt, less current maturities	75,900	70,400
Capital leases, less current maturities	13,003	18,845
Deferred income taxes	38,962	37,943
Insurance and claims accruals, less current portion	8,585	8,585
Total liabilities	203,291	192,679
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized	—	—
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 12,125,170 shares, and 11,946,253 shares, respectively	121	119
Additional paid-in capital	67,443	67,370
Retained earnings	64,064	65,871
Less treasury stock, at cost (2,727,664 shares, and 2,268,608 shares, respectively)	(47,078)	(39,583)
Total stockholders’ equity	84,550	93,777
Total liabilities and stockholders’ equity	$287,841	$286,456

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
Revenue:	2016	2015
Operating revenue	$110,618	$132,887

Operating expenses:
Salaries, wages and employee benefits	32,573	37,872
Fuel and fuel taxes	10,189	17,978
Depreciation and amortization	7,272	10,802
Insurance and claims	4,768	6,194
Equipment rents	1,860	783
Operations and maintenance	9,213	10,291
Purchased transportation	36,403	38,770
Operating taxes and licenses	1,122	1,320
Communications and utilities	880	863
Gain on disposal of assets, net	(396)	(503)
Restructuring, impairment and other costs	5,264	—
Other	3,833	3,991
Total operating expenses	112,981	128,361
Operating (loss) income	(2,363)	4,526

Other expenses (income):
Interest expense, net	565	630
Loss on extinguishment of debt	—	750
Other, net	203	202
Total other expenses, net	768	1,582
(Loss) income before income taxes	(3,131)	2,944
Income tax (benefit) expense	(1,324)	1,309

Net (loss) income and comprehensive (loss) income	$(1,807)	$1,635

Net (loss) income per share:
Average shares outstanding (basic)	9,381	10,395
Basic (loss) earnings per share	$(0.19)	$0.16

Average shares outstanding (diluted)	9,381	10,516
Diluted (loss) earnings per share	$(0.19)	$0.16

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common
	Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2015	11,946	$119	$67,370	$65,871	$(39,583)	$93,777
Exercise of stock options	1	—	2	—	—	2
Excess tax benefit from exercise of stock options	—	—	(23)	—	—	(23)
Purchase of treasury stock	—	—	—	—	(7,495)	(7,495)
Share-based compensation	—	—	131	—	—	131
Restricted stock award grant	203	2	(1)	—	—	1
Forfeited restricted stock	(23)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(2)	—	(36)	—	—	(36)
Net loss	—	—	—	(1,807)	—	(1,807)
Balance at March 31, 2016	12,125	$121	$67,443	$64,064	$(47,078)	$84,550

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
Operating activities:	2016	2015
Net (loss) income	$(1,807)	$1,635
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,272	10,802
Provision for doubtful accounts	319	17
Deferred income taxes, net	1,020	510
Share-based compensation	131	226
Gain on disposal of assets, net	(396)	(503)
Loss on extinguishment of debt	—	750
Impairment of property and equipment	1,070	—
Other	(41)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(4,164)	6,739
Inventories and prepaid expenses	(581)	(2,841)
Accounts payable and accrued liabilities	3,927	2,167
Insurance and claims accruals	(376)	550
Other long-term assets and liabilities	56	294
Net cash provided by operating activities	6,430	20,344

Investing activities:
Capital expenditures	(2,220)	(11,678)
Proceeds from sale of property and equipment	2,913	6,196
Net cash provided by (used in) investing activities	693	(5,482)

Financing activities:
Borrowings under long-term debt	12,424	108,736
Payments on long-term debt	(6,923)	(112,236)
Payments on capitalized lease obligations	(1,657)	(7,507)
Net change in bank drafts payable	(2,100)	(2,409)
Excess tax (benefit) payments from exercise of stock options	(23)	433
Principal payments on note payable	—	(335)
Purchase of common stock	(7,495)	—
Net payments on stock-based awards	(33)	(160)
Net cash used in financing activities	(5,807)	(13,478)

Increase in cash	1,316	1,384
Cash:
Beginning of period	87	205
End of period	$1,403	$1,589

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$606	$570
Income taxes	121	55
Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	5,358	238

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016

Note 1 – Basis of Presentation

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has recast certain prior period amounts to reflect the change in accounting principle for tires as disclosed in its Form 10-Q for the period ending September 30, 2015.

NOTE 2 – NOTE RECEIVABLE

During 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the purchaser gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million due November 2015, which was recorded in the line item “Other receivables” in the accompanying condensed consolidated balance sheets. The purchaser-debtor defaulted on the note receivable by not making the principal payment in November 2015, and the Company is undertaking actions to collect. The note receivable is collateralized by a first priority mortgage on the property. The Company believes, based on a recent appraisal, the value of the property exceeds the amount of the note receivable plus collection costs. Accordingly, no valuation allowance has been recorded. The Company had previously deferred $0.7 million of gain on the sale of the property, with gain recognized into earnings only as payments on the note receivable were received.

In February 2016, the Company, and the purchaser-debtor modified the original asset sale agreement (hereinafter referred to as the “Original Agreement”) for the property as a result of the default by the purchaser-debtor in November 2015. The modifications to the Original Agreement are as follows:

(1)	As of January 1, 2016, the purchaser-debtor will no longer make monthly payments to the Company, as required under the Original Agreement.
(2)

The purchaser-debtor agrees that in addition to the balloon payment of $1.9 million, the Company shall also be entitled to receive 25% of the net sale proceeds from any future sale (including any foreclosure sale) of the property in excess of the balloon payment, closing costs, and realtor commissions.

(3)

At any time, the Company retains the right to enforce its rights as creditor, mortgagee, and holder of vendor’s privilege and declare the unpaid portion of the purchase price, interest, costs, and attorneys’ fees immediately due and payable. The Company’s rights include instituting foreclosure proceedings and/or other legal action.

NOTE 3 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan (“the “Prior Plan”) and provides for the granting of equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants, in addition to the shares available under the Prior Plan on the effective date of the “Incentive Plan”. As of March 31, 2016, 158,671 shares remain available for the issuance of future equity-based compensation awards.

The components of compensation expense recognized, net of forfeiture recoveries, related to equity-based compensation is reflected in the table below for the years indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Stock options	$--	$5
Restricted stock awards	131	221
Equity compensation expense	131	226

Compensation expense related to all equity-based compensation awards granted under the Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations and comprehensive income (loss).

Stock options

Stock options are the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, and is recognized over the vesting period of the award. The vesting period of option awards is generally 3 or 4 years and awards may be exercised over a three or ten year term. While the Company did not grant any new stock options in 2016 or 2015, there was a modification to an existing stock option award in the third quarter of 2015 that resulted in a deemed new award being granted.

The following assumptions were used to value the stock options granted or deemed to have been granted during the years indicated. No stock options were granted during the three-month period ended March 31, 2016.

	2016	2015
Dividend yield	N/A	0%
Expected volatility	N/A	62.9%
Risk-free interest rate	N/A	0.1%
Expected life (in years)	N/A	0.5

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

The following table summarizes the stock option activity under the Incentive Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding - beginning of year	15,610	$5.40
Exercised	(1,637)	4.23		$17
Expired	(2,174)	5.61
Outstanding at March 31, 2016	11,799	$5.53	6.33	$157
Exercisable at March 31, 2016	11,799	$5.53	6.33	$157

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of the Company’s common stock, as determined by the closing price on March 31, 2016 (last trading day of the quarter), was $18.84.

Restricted stock awards

Restricted stock awards are shares of the Company’s common stock that are granted subject to defined restrictions.  The estimated fair value of restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant.  Vesting provisions for currently outstanding restricted stock awards to our employees include performance vesting criteria based upon corporate financial metrics, metrics tied to achievement of specific reportable segment performance, personal metrics that drive consolidated performance, and stock price objectives, as well as time vested awards generally vesting over four years.  We also have outstanding restricted stock awards to our directors that are generally granted at each annual meeting of stockholders and vest at the immediately following annual meeting.

Information related to the restricted stock awarded for the three month period ended March 31, 2016, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2015	115,317	$21.55
Granted	204,438	14.12
Forfeited	(12,378)	17.25
Vested	(21,870)	16.36
Nonvested shares – March 31, 2016	285,507	17.88

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

As of March 31, 2016, approximately $1.8 million of unrecognized compensation cost related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

During 2015, the Company’s board of directors authorized the repurchase of up to one million shares of the Company’s common stock to be made over a three-year period ending July 28, 2018. During January 2016, the Company repurchased a total of 46,262 shares at a weighted average price of $17.69 per share for an aggregate cost of approximately $0.8 million. These shares constituted the remainder of the initial share repurchase authorization.

In January 2016, the Company’s board of directors authorized the repurchase of up to an additional two million shares of the Company’s common stock, which will expire in February 2019 unless earlier terminated or extended by the board of directors. During the quarter ended March 31, 2016, the Company, through a Rule 10b5-1 plan, repurchased 399,170 shares under the second stock repurchase authorization at a weighted average price of $16.72 per share for an aggregate cost of approximately $6.7 million.

NOTE 5 – SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics. During the first quarter of 2016, the Company rebranded its asset-light business (formerly known as Strategic Capacity Solutions (“SCS”), as USAT Logistics (“Logistics”).

Trucking. Trucking is comprised of truckload and dedicated freight services. Truckload provides services as a medium to long-haul common carrier. USA Truck has provided truckload services since its inception, and derives the largest portion of its revenue from these services. Dedicated freight provides truckload services to specific customers for shipments over particular routes at particular times utilizing Company revenue equipment.

USAT Logistics. Logistics consists of freight brokerage and rail intermodal services. Both of these service offerings match customer shipments with available equipment of authorized carriers and provide services that complement the Company’s trucking operations.

In determining its reportable segments, the Company focuses on financial information, such as operating revenues, operating expense categories, operating ratios, operating income and key operating statistics, which the Company’s management uses to make operating decisions.

Assets are not allocated to Logistics, as those operations provide truckload freight services to customers through arrangements with third party carriers who utilize their own equipment. To the extent rail intermodal operations require the use of Company-owned assets, they are obtained from the Company’s trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to Logistics based on the assets specifically utilized to generate revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for Logistics are specifically identifiable direct costs or are allocated to Logistics based on relevant drivers.

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended
	March 31,
Operating revenue	2016	2015
Trucking revenue (1)	$76,036	$96,402
Trucking intersegment eliminations	(334)	(615)
Trucking operating revenue	75,702	95,787
USAT Logistics revenue	35,911	38,671
USAT Logistics intersegment eliminations	(995)	(1,571)
USAT Logistics operating revenue	34,916	37,100
Total operating revenue	$110,618	$132,887

(1)	Includes foreign revenue of $9.6 million and $11.8 million for the three months ended March 31, 2016 and 2015, respectively.

A summary of operating (loss) income by segment is as follows (in thousands):

	Three Months Ended
	March 31,
Operating (loss) income	2016	2015
Trucking	$(4,369)	$1,550
USAT Logistics	2,006	2,976
Total operating (loss) income	$(2,363)	$4,526

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended
	March 31,
Depreciation and amortization	2016	2015
Trucking	$7,150	$10,744
USAT Logistics	122	58
Total depreciation and amortization	$7,272	$10,802

Note 6 – Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Salaries, wages, and employee benefits	$4,855	$4,359
Federal and state tax accruals	2,918	1,712
Restructuring, impairment and other costs (1)	3,137	773
Accrued third party maintenance	1,686	525
Other	1,401	1,467
Total accrued expenses	$13,997	$8,836

(1)	Refer to Note 13 of the footnotes to the Company’s condensed consolidated financial statements for additional information regarding the restructuring, impairment and other costs.

Note 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Revolving credit agreement	$75,900	$70,400
Other	—	—
Total debt	$75,900	$70,400

CREDIT FACILITY

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under its prior credit facility and terminated such facility.

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that is set at 0.50% through May 31, 2016 and adjusted quarterly thereafter between 0.25% and 1.00% based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that is set at 1.50% through May 31, 2016 and adjusted quarterly thereafter between 1.25% and 2.00% based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility (the “Swing line”) in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $170.0 million; or (B) the sum of (i) 90% of eligible investment grade accounts receivable (reduced to 85% in certain situations), plus (ii) 85% of eligible non-investment grade accounts receivable, plus (iii) the lesser of (a) 85% of eligible unbilled accounts receivable and (b) $10.0 million, plus (iv) the product of 85% multiplied by the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (v) 85% multiplied the net book value of otherwise eligible newly acquired revenue equipment that has not yet been subject to an appraisal. The Credit Facility contains a single springing financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant springs only in the event excess availability under the Credit Facility drops below 10% of the lenders’ total commitments under the Credit Facility.

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

The average interest rate including all borrowings made under the Credit Facility as of March 31, 2016 was 1.98%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of March 31, 2016, the Company had outstanding $4.3 million in letters of credit and had approximately $82.1 million available under the Credit Facility.

Note 8 – LEASES AND Commitments

CAPITAL LEASES

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands)

	Capitalized Costs	Accumulated Amortization	Net Book Value
March 31, 2016	$45,170	$14,513	$30,657
December 31, 2015	45,170	12,896	32,274

The Company has capitalized lease obligations relating to revenue equipment of $29.4 million, of which $16.4 million represents the current portion. Such leases have various termination dates extending through September 2019 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 1.68% to 3.11% as of March 31, 2016. The lease agreements require payment of property taxes, maintenance and operating expenses. Amortization of capital leases was $1.3 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $2.5 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in the “Equipment rents” line item, while rent expense relating to office equipment is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of operations.

As of March 31, 2016, the Company has entered into leases with lessors who do not participate in the Credit Facility. Currently, such leases do not contain cross-default provisions with the Credit Facility.

As of March 31, 2016, the future minimum payments, including interest, under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment, and revenue equipment with initial terms of one year or more, were as follows for the years indicated (in thousands).

	2016	2017	2018	2019	2020	Thereafter
Capital leases	$16,838	$3,007	$3,774	$6,674	$—	$—
Operating leases	8,150	7,985	7,029	4,608	1,708	251

OTHER COMMITMENTS

As of March 31, 2016, the Company had no commitments for purchases of non-revenue equipment and commitments of approximately $50.0 million for purchases of revenue equipment. The Company anticipates taking delivery of these purchases throughout the remainder of 2016.

NOTE 9 – INCOME tAXES

During the three months ended March 31, 2016 and 2015, effective tax rates were 42.3% and 44.5%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for the Company’s drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on the Company’s effective tax rate can be significant. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

The Company accounts for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. In that regard, the Company has analyzed filing positions in its federal and applicable state tax returns as well as in all open tax years. Periods subject to examination for the Company’s federal returns are the 2012 – 2015 tax years. Management believes that the Company’s income tax filing positions and deductions will be sustained on examination and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. In conjunction with the foregoing, the Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. No unrecognized tax benefits have been recorded as of March 31, 2016.

Note 10 – EARNINGS (LOSS) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive stock options and restricted stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on income (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
Numerator:	2016	2015
Net (loss) income	$(1,807)	$1,635
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	9,381	10,395
Effect of dilutive securities:
Employee stock options and restricted stock	—	121
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	9,381	10,516
Basic (loss) earnings per share	$(0.19)	$0.16
Diluted (loss) earnings per share	$(0.19)	$0.16
Weighted average anti-dilutive employee stock options and restricted stock	39	39

NOTE 11 – LEGAL PROCEEDINGS

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. Though it is the opinion of management that these claims are immaterial to the Company’s long-term financial position, adverse results related to one or more of these claims could have a material adverse effect on the Company’s condensed consolidated financial statements in any given reporting period.

NOTE 12 – NEW ACCOUNTING PRONOUNCEMENTS

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard provides for using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts with Customers – Deferral of the Effective Date”, which delayed the effectiveness of ASU 2014-09 to annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard, which will become effective for the Company beginning with the first quarter 2019, requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

NOTE 13 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

During the quarter ended March 31, 2016, the Company took steps to streamline and simplify its operations to better align the Company’s cost structure. In the Company’s Trucking segment, the Company announced a plan to close its maintenance facilities in Forest Park, Georgia and South Holland, Illinois during the first quarter of 2016. Additionally, in the Company’s Logistics segment, the Company announced a plan to close certain branch offices located at Olathe, Kansas and Salt Lake City, Utah. These closures are expected to improve operating productivity, enhance capacity utilization and increase shareholder value.

The head count reduction reflected a total of 47 team members across multiple departments, including 2 contractors. Employees separated or to be separated from the Company as a result of these streamlining initiatives were offered severance benefits and the termination was communicated to them on or prior to March 31, 2016. The agreement with the contractors was cancelled and cancellation penalties will be paid, where required. The expenses recorded during the quarter ended March 31, 2016, included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included facility lease termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. The company has incurred total pretax expenses of approximately $3.5 million related to these streamlining initiatives, which were recorded in the line item “Restructuring, impairment and other costs” in the accompanying condensed consolidated statements of income.

During the quarter ended March 31, 2016, the Company recorded $1.1 million for the impairment of non-operating assets. Of the total expense recorded, approximately $0.5 million related to the impairment of the Company’s bulk fuel assets at all locations, as diesel fuel will no longer be stored or dispensed at any of the Company’s locations, and $0.6 million related to the fair market value impairment of the Company’s Spartanburg terminal.

Additionally, during the first quarter of 2016, the Company identified an item requiring an adjustment of an accounts payable liability during 2013. The Company has recorded an adjustment of $0.6 million for this item in the quarter ended March 31, 2016.

The following table summarizes the Company’s restructuring liability and cash payments made related to the restructuring plan during the three months ended March 31, 2016, by segment (in thousands):

	Accrued Balance Dec. 31, 2015 (1)	Costs Incurred March 31, 2016 (2)	Payments	Expenses/ Charges	Accrued Balance March 31, 2016
Compensation and benefits	$753	$768	$(803)	$(3)	$715
Facility closing expenses	20	2,779	(91)	(286)	2,422
Spartanburg impairment	—	546	—	(546)	—
Fuel tank write-off	—	524	—	(524)	—
Out of period adjustment	—	647	—	(647)	—
Total	$773	$5,264	$(894)	$(2,006)	$3,137

(1)	Represents accrued costs related to the prior 2015 restructuring event.
(2)	These costs relate to the 2016 restructuring initiatives discussed above.

	Costs Incurred March 31, 2016	Costs Incurred March 31, 2015
Trucking	$4,848	$—
USAT Logistics	416	—
Total	$5,264	$—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, operating ratio (or operating margin), and return on equity or invested capital
●	revenues and other financial items;
●	any statement of plans,
●	strategies and objectives of management for future operations;
●	any statements concerning proposed new services or developments;
●	any statements regarding future economic conditions and performance;
●	and any statements of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	future driver market,
●	future driver compensation,
●	future ability to recruit and retain drivers,
●	future driver recruiting costs,
●	future acquisitions and dispositions of revenue equipment,
●	our belief that improved safety features on tractors we purchase will result in fewer claims;
●	future profitability,
●	future pricing rates,
●	future fuel efficiency,
●	future fuel prices,
●	future insurance and claims expense,
●	future ability to recover costs through the fuel surcharge program,
●	future employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future depreciation and amortization expense,
●	future effects of inflation,
●	future indebtedness, expected amount and timing of capital expenditures,
●	the future impact of pending litigation and claims against us,
●	the sufficiency of our liquidity and sources of capital resources,
●	the future use of derivative financial instruments and
●	future income tax rates,

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and other filings with the Securities and Exchange Commission.

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

Results of Operations – an analysis of the consolidated results of operations for the periods presented in the condensed consolidated financial statements included in this filing and a discussion of seasonality, the potential impact of inflation and fuel availability and cost.

Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, debt, equity and contractual obligations.

Critical Accounting Policies – a discussion of accounting policies that require critical judgment and estimates.

Our Business

USA Truck offers a broad range of truckload and logistics services to a diversified customer base that spans a variety of industries. The Company has two reportable segments: (i) Trucking, consisting of truckload and dedicated freight and (ii) USAT Logistics, consisting of freight brokerage and rail intermodal service offerings. During the first quarter of 2016, the Company rebranded the SCS segment as USAT Logistics (“Logistics”).

The trucking segment provides truckload transportation, including dedicated services, of various products, goods and materials. The Company’s Logistics service matches customer shipments with available equipment of authorized carriers and provides services that complement the Company’s trucking operations.

Revenue for the Company’s trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the rates per mile received from customers. The Company enhances its operating revenue by charging fuel surcharges, stop-off pay, loading and unloading activities, tractor and trailer detention and other ancillary services.

Operating expenses that have a major impact on the profitability of the trucking segment are primarily the variable costs of transporting freight for customers. Variable costs include driver salaries and benefits, fuel and fuel taxes, payments to independent contractors, operating and maintenance expense and insurance and claims.

To mitigate the Company’s exposure to fuel price increases, it recovers from its customers fuel surcharges that generally recoup a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although its fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true.

The key statistics used to evaluate trucking revenue, net of fuel surcharge, include (i) base trucking revenue per seated tractor per week (ii) average miles per seated tractor per week, (iii) deadhead percentage, (iv) average loaded miles per trip, (v) average number of seated tractors and (vi) adjusted operating ratio. In general, the Company’s average miles per seated tractor per week, rate per mile and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are beyond the Company’s control, as well as by its sales and marketing efforts, service levels and efficiency of its operations, over which the Company has significant control.

The Logistics segment provides services that complement Trucking services. Unlike the Trucking segment, the Logistics segment is non-asset based and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense related to the Logistics segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and employee benefits. The Company evaluates the Logistics segment’s financial performance by reviewing the gross margin percentage (revenue less purchased transportation expenses expressed as a percentage of revenue) and the operating ratio. The gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity.

Results of Operations

The following table sets forth the condensed consolidated statements of operations and comprehensive income in dollars (dollar amounts in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2016			2015
	$	% Operating Revenue	% Base Revenue (2)	$	% Operating Revenue	% Base Revenue (2)	% Change in Dollar Amounts
Base revenue	$102,017	92.2%		$115,469	86.9%		(11.6)%
Fuel surcharge revenue	8,601	7.8		17,418	13.1		(50.6)
Operating revenue	$110,618	100.0%		$132,887	100.0%		(16.8)

Operating expenses	112,981	102.1	97.2%	128,361	96.6	96.1%	(13.3)
Operating (loss) income	(2,363)	(2.1)	2.8	4,526	3.4	3.9	(114.3)

Other expenses:
Interest expense	565	0.5		630	0.5		(10.3)
Loss on extinguishment of debt (1)	—	—		750	0.6		(100.0)
Other, net	203	0.2		202	0.1		0.5
Total other expenses, net	768	0.7		1,582	1.2		51.5
(Loss) income before income taxes	(3,131)	(2.9)		2,944	2.2		(206.4)
Income tax (benefit) expense	(1,324)	(1.2)		1,309	1.0		(201.1)

Net (loss) income	$(1,807)	(1.7)%		$1,635	1.2%		(210.5)%

(1)	Loss on extinguishment of debt represents the write-off of the deferred financing fees associated with the previous revolving credit facility during the first quarter of 2015.
(2)

The percent of base revenue calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and unusual items, as a percent of operating revenue excluding fuel surcharge revenue. Unusual items in this presentation are the restructuring, impairment and other costs. See Note 13 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for additional information regarding the restructuring, impairment and other costs.

Use of Non-GAAP Financial Information

The Company uses the terms “adjusted operating ratio” and “adjusted earnings per diluted share” throughout this Form 10-Q. Adjusted operating ratio and adjusted earnings per diluted share, as defined here, are non-GAAP financial measures, as defined by the SEC. Management uses adjusted operating ratio and adjusted earnings per diluted share as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as described below.

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs, net of fuel surcharges, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted earnings per diluted share is defined as earnings or loss before income taxes plus loss on extinguishment of debt, and restructuring, impairment and other costs reduced by our statutory income tax rate, divided by weighted average diluted shares outstanding.

The Company’s Board of Directors and chief operating decision-makers also focus on adjusted operating ratio and adjusted earnings per diluted share as indicators of the Company’s performance from period to period. Management believes removing the impact of items from the Company’s operating results that, in management’s opinion, do not reflect core operating performance, affords a more consistent basis for comparing results of operations.

Management believes its presentation of adjusted operating ratio and adjusted earnings per diluted share is useful because it provides investors and securities analysts the same information that the Company uses internally for purposes of assessing its core operating performance.

Adjusted operating ratio and adjusted earnings per share are not substitutes for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as adjusted operating ratio and adjusted earnings per diluted share. Although management believes that adjusted operating ratio and adjusted earnings per diluted share can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio and adjusted earnings per diluted share differently. As a result, it may be difficult to use adjusted operating ratio, adjusted earnings per diluted share or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to USA Truck’s performance.

Consolidated Reconciliations

Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands):

Adjusted Operating Ratio:

	Three Months Ended
	March 31,
	2016	2015
Operating revenue	$110,618	$132,887
Less:
Fuel surcharge revenue	8,601	17,418
Base revenue	$102,017	$115,469
Operating expense	$112,981	$128,361
Adjusted for:
Restructuring, impairment and other costs, net of tax	(5,264)	—
Fuel surcharge revenue	(8,601)	(17,418)
Adjusted operating expense	$99,116	$110,943
Operating ratio	102.1%	96.6%
Adjusted operating ratio	97.2%	96.1%

Adjusted Earnings per Share:

	Three Months Ended
	March 31,
	2016	2015
(Loss) earnings per diluted share	$(0.19)	$0.16
Adjusted for:
Loss on debt extinguishment, net of tax	—	0.04
Restructuring, impairment and other costs, net of tax	0.34	—
Adjusted earnings per diluted share	$0.15	$0.20

Segment Reconciliations:

The tables below set forth the Trucking and USAT Logistics segment adjusted operating ratio (which is a non-GAAP financial measure as defined by the SEC) as if fuel surcharges are excluded from operating revenue and instead reported as a reduction of operating expenses, excluding intersegment activity. Pursuant to the requirements of Regulation G, a reconciliation of this non-GAAP financial measure to the associated GAAP financial measure has been provided in the tables below for operating ratio (dollar amounts in thousands).

Trucking Segment	Three Months Ended
	March 31,
	2016	2015
Revenue	$76,036	$96,402
Less: intersegment eliminations	334	615
Operating revenue	75,702	95,787
Less: fuel surcharge revenue	6,821	14,243
Base revenue	$68,881	$81,544
Operating expense	$80,071	$94,237
Adjusted for:
Restructuring, impairment and other costs	(4,848)	—
Fuel surcharge revenue	(6,821)	(14,243)
Adjusted operating expense	$68,402	$79,994
Operating ratio	105.8%	98.4%
Adjusted operating ratio	99.3%	98.1%

USAT Logistics Segment	Three Months Ended
	March 31,
	2016	2015
Revenue	$35,911	$38,671
Less: intersegment eliminations	995	1,571
Operating revenue	34,916	37,100
Less: fuel surcharge revenue	1,780	3,175
Base revenue	$33,136	$33,925
Operating expense	$32,910	$34,124
Adjusted for:
Restructuring, impairment and other costs	(416)	—
Fuel surcharge revenue	(1,780)	(3,175)
Adjusted operating expense	$30,714	$30,949
Operating ratio	94.3%	92.0%
Adjusted operating ratio	92.7%	91.2%

Key Operating Statistics by Segment

	Three Months Ended
	March 31,
Trucking:	2016	2015
Operating revenue (in thousands)	$75,702	$95,787
Operating (loss) income (in thousands) (1)	$(4,369)	$1,550
Adjusted operating ratio (2)	99.3%	98.1%
Total miles (in thousands) (3)	43,872	50,592
Deadhead percentage (4)	12.4%	12.0%
Base revenue per loaded mile	$1.793	$1.832
Average number of in-service tractors (5)	1,814	2,178
Average number of seated tractors (6)	1,758	1,988
Average miles per seated tractor per week	1,920	1,979
Base revenue per seated tractor per week	$3,014	$3,190
Average loaded miles per trip	563	616

USAT Logistics:
Operating revenue (in thousands)	$34,916	$37,100
Operating income (in thousands) (1)	$2,006	$2,976
Net revenue (in thousands) (7)	6,718	6,741
Gross margin (8)	18.7%	17.4%

(1)	Operating (loss) income is calculated by deducting total operating expenses from operating revenues.
(2)	See GAAP to non-GAAP reconciliation below.
(3)	Total miles include both loaded and empty miles.
(4)	Deadhead percentage is calculated by dividing empty miles into total miles.
(5)	Tractors include company-operated tractors in service, plus tractors operated by independent contractors.
(6)	Seated tractors are those occupied by drivers.
(7)	Net revenue is calculated by taking revenue less purchased transportation.
(8)	Gross margin percentage is calculated by taking revenue less purchased transportation expense and dividing that amount by revenue. This calculation includes intercompany revenues and expenses.

Results of Operations—Segment Review

Trucking operating revenue

For the three months ended March 31, 2016, trucking operating revenue decreased 21.0% to $75.7 million, compared to the same period in 2015. During the first quarter of 2016, trucking base revenue decreased 15.5% to $68.9 million, compared to the first quarter of 2015. Two main factors contributed to the decrease in operating revenue: the tractor fleet downsizing conducted in 2015, which reduced the Company's average tractor count by approximately 11.6%, and a 52.1% decrease in fuel surcharge revenue associated with a 13.7% decrease in loaded miles as well as the 28.8% lower DOE average price of diesel fuel during the quarter ended March 31, 2016. The remaining decreases in operating revenue and base revenue were attributable primarily to 2.1% lower base revenue per loaded mile, a 3.0% decrease in average miles per seated tractor, and higher deadhead percentage, all of which are associated with a softer freight environment during the first quarter of 2016.

Trucking operating income (loss)

Trucking generated an operating loss of $4.4 million in the 2016 period compared to operating income of $1.6 million in the 2015 period. The 2016 period included $4.8 million in restructuring, impairment and other costs (refer to Note 13 of the footnotes to the Company’s condensed consolidated financial statements for additional information regarding the restructuring, impairment and other costs). The primary remaining differences were lower base revenue per seated tractor per week associated with a softer freight environment in the first quarter of 2016, and a higher percentage of unseated tractors. These factors were partially offset by cost savings efforts. Excluding the restructuring, impairment and other costs, the Trucking segment produced $0.5 million adjusted operating income in the trucking segment for the quarter ended March 31, 2016.

USAT Logistics operating revenue

For the three months ended March 31, 2016, operating revenue for Logistics decreased 5.9% to $34.9 million from $37.1 million, for the corresponding period in 2015. Reduced operating revenue primarily related to a 44.9% decrease in fuel surcharge revenue. For the three months ended March 31, 2016, operating revenue per employee decreased 7.4%, compared to the same period in 2015. Logistics base revenue decreased 2.3% for the three months ended March 31, 2016, over the same period in the prior year. While Logistics experienced an 18.0% increase in load volumes during the quarter, the decrease in both base revenue and fuel surcharge revenue due to the soft freight market, contributed to a 20.2% decrease in revenue per order. In the Logistics segment, which requires much lower capital investment, the Company remains focused on gaining more market share and improving net revenue.

USAT Logistics operating income

Gross margin expanded by 130 basis points in the 2016 period, attributable to a 7.1% decrease in purchased transportation expense due to a softer freight environment. Logistics operating income decreased $1.0 million in the first quarter of 2016, or 32.6%, compared to the first quarter of 2015. Decreased operating income was largely due to higher salaries, wages, and benefits due to expanded staffing to gain market share, as well as the $0.4 million restructuring, impairment and other costs associated with Logistics (see Note 13 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for additional information regarding the restructuring, impairment and other costs).

Consolidated Operating Expense

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2016			2015			% Change
Operating Expenses:	$	% Operating Revenue	% Base Revenue (1)	$	% Operating Revenue	% Base Revenue (1)	2016 to 2015
Salaries, wages and employee benefits	$32,573	29.4%	31.9%	$37,872	28.5%	32.8%	(14.0)%
Fuel and fuel taxes	10,189	9.2	1.6	17,978	13.5	0.5	(43.3)
Depreciation and amortization	7,272	6.6	7.1	10,802	8.1	9.4	(32.7)
Insurance and claims	4,768	4.3	4.7	6,194	4.7	5.4	(23.0)
Equipment rents	1,860	1.7	1.8	783	0.6	0.7	137.5
Operations and maintenance	9,213	8.3	9.0	10,291	7.7	8.9	(10.5)
Purchased transportation	36,403	32.9	35.7	38,770	29.2	33.6	(6.1)
Operating taxes and licenses	1,122	1.0	1.1	1,320	1.0	1.1	(15.0)
Communications and utilities	880	0.8	0.9	863	0.6	0.7	2.0
Gain on disposal of assets, net	(396)	(0.4)	(0.4)	(503)	(0.4)	(0.4)	21.3
Restructuring, impairment and other costs	5,264	4.7	N/A	—	—	—	N/A
Other	3,833	3.5	3.8	3,991	3.1	3.4	(4.0)
Total operating expenses	$112,981	102.1%	97.2%	$128,361	96.6%	96.1%	(13.3)%

(1)

The percent of base revenue calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and unusual items, as a percent of operating revenue excluding fuel surcharge revenue. Unusual items in this presentation are the restructuring, impairment and other costs. See Note 13 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for additional information regarding the restructuring, impairment and other costs.

Salaries, wages, and employee benefits

The decreases in salaries, wages and employee benefits expense during the first quarter of 2016 were primarily due to a 20.2% decrease in the Company’s tractor fleet offset partially by the driver pay increases implemented during the second quarter of the prior year.

The rate of compensation paid to Company drivers per mile and to other employees has increased in recent periods and is expected to further increase in future periods due to expected driver pay increases, especially if the economy strengthens and other employment alternatives become more available. Furthermore, management believes that the market for drivers continues to tighten; therefore, it expects hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified drivers to operate the Company’s fleet. Overall increases or decreases will also be affected by the percentage of Trucking miles operated by owner-operators instead of Company employed drivers.

Fuel and fuel taxes

For the first quarter of 2016, lower pricing and efficiency yielded savings of approximately $4.1 million, while decreased volumes resulted in savings of approximately $3.7 million.

The Company expects to continue managing its idle time and truck speeds, investing in more fuel-efficient tractors to improve its fuel miles per gallon, locking in fuel hedges when deemed appropriate and partnering with customers to adjust fuel surcharge programs to recover a fair portion of rising fuel costs. Going forward, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.

Equipment rents and depreciation and amortization

The decreases primarily reflected a 20.2% reduction in the Company tractor fleet resulting from the 2015 fleet downsizing and the Company's continued focus on increasing its independent contractor fleet. Within these expense items, depreciation decreased and rents increased as the Company entered into operating leases during 2015 due to favorable terms.

The Company expects the acquisition cost of new revenue equipment to increase, largely due to the continued implementation of emissions requirements. Additionally, the Company has invested in tractors with improved safety features during 2016 and this has increased the purchase price of its tractors approximately 11% this year. The Company believes the return on investment will be in fewer incidents of claims. As a result, management expects to see an increase in depreciation and amortization expense going forward, absent an offsetting revenue increase. Additionally, trailer purchases, to reduce the average age of the fleet, may result in an increase in depreciation and amortization expense.

Insurance and claims

The decrease in insurance and claims expense during the first quarter of 2016 was the result of lower frequency of collisions resulting in a $1.1 million favorable collision expense variance. The majority of the Company’s insurance and claim expense results from its claims expense from its self-insurance program; the remainder results from insurance premiums for claims in excess of the Company’s self-insured limits. The Company expects insurance and claims expense to improve over the long-term.

Operations and maintenance

Operations and maintenance was approximately the same as a percentage of base revenue in each period. The decrease in actual expense related to a decrease in the size of the Company tractor fleet and the addition of newer tractors that require less maintenance. During the last three quarters of 2015 and the first quarter of 2016, the company closed four maintenance facilities as we continue to migrate to a more variable cost strategy in maintenance. The Company is continuing to focus on lowering the age of its revenue equipment, and increasing its routine maintenance strategy. Operations and maintenance will fluctuate over time as the implementation of these strategies progresses.

Purchased transportation

The Company experienced a 14.7% increase in the size of the Company’s independent contractor fleet, offset by a 5.9% decrease in Logistics operating revenue. The Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet, which could further increase purchased transportation expense. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

Gain on disposal of assets, net

The Company expects gains on sale of revenue equipment to be approximately $1.0 million to $1.5 million for the full year of 2016.

Restructuring, impairment and other costs

See Note 13 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the restructuring expenses incurred during the quarter ended March 31, 2016.

Other expenses

This quarter’s decrease primarily reflects a decrease in the Company’s professional and consulting fees, offset by higher bad debt and licensing fees related to technology upgrades.

Interest expense

Interest expense was approximately the same in each period. During the trailing twelve months ended March 31, 2016, the Company reduced its debt outstanding by $0.9 million.

Income tax expense

The effective tax rate was 42.3% and 44.5% for the three months ended March 31, 2016 and 2015, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for Company drivers. The recurring impact of this permanent non-deductible difference causes the Company’s tax rate to increase as its pre-tax earnings or loss approaches zero. Generally, as pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate is significant.

Liquidity and Capital Resources

The Company’s business has required, and will continue to require, significant investments. In the Company’s Trucking business, where investments are substantial, the primary investments are in new tractors and trailers and to a lesser extent, in technology, service centers, and working capital. In the Company’s Logistics business, where the required level of capital investment is modest in relation to that which is required in the Company’s trucking segment, the primary investments are in technology and working capital. The Company’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s line of credit, sales of used revenue equipment and, to a lesser extent, capital and operating leases. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

Debt and capital leases increased during the first quarter by $3.8 million, sequentially to $105.3 million. Net of cash, debt represented 54.8% of total capitalization. The Company had approximately $82.1 million available under the Credit Facility as of March 31, 2016. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

The Company may change the amount of the capital expenditures based on operating performance. Should capital expenditures be decreased for tractors and trailers, the Company would expect the average age of the equipment in the fleet to increase.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$6,430	$20,344
Net cash provided by (used in) investing activities	693	(5,482)
Net cash used in financing activities	(5,807)	(13,478)

Operating Activities – Cash generated from operations decreased $13.9 million in the first three months of 2016, compared to the same period in 2015. This decrease was primarily due to the Company’s increase in days sales outstanding resulting from a change in terms for a large customer during the quarter.

Investing Activities – For the three months ended March 31, 2016, net cash provided by investing activities was $0.7 million, compared to $5.5 million of cash used in investing activities during the same period in 2015. The $6.2 million increase in cash provided by investing activities reflects primarily a $10.7 million decrease in capital expenditures, offset by a decrease of $3.3 million in proceeds from the sale of equipment as the Company did not add as many tractors or trailers during the first quarter of 2016.

Financing Activities – Cash used in financing activities was $5.8 million for the first three months of 2016, compared to $13.5 million during the same period in 2015. During the three months ended March 31, 2016, the Company had net borrowings of long-term debt, financing notes and capital leases of $3.8 million, as well as continued its capital allocation methodology and repurchased approximately 445 thousand shares during the quarter.

Debt and Capitalized Lease Obligations

See notes 7 and 8 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the revolving Credit Facility and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment and certain facilities. As of March 31, 2016, the Company leased certain revenue equipment and information technology software under operating leases. Assets held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such assets are reflected in the condensed consolidated statements of operations and comprehensive income (loss) in the “Equipment rents” expense line item. Equipment rents related to the Company’s revenue equipment operating leases was $1.9 million and $0.8 million for the quarter ended March 31, 2016 and 2015, respectively. Rent expense related to the other equipment and facilities leases was $0.6 million and $0.5 million for the quarter ended March 31, 2016, and 2015, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

The following table represents outstanding contractual obligations for rental expense under operating leases as of March 31, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$1,543	$472	$566	$254	$251
Computer hardware rented	529	235	294	—	—
Revenue equipment	27,659	7,443	14,154	6,062	—
Total rental obligations	$29,731	$8,150	$15,014	$6,316	$251

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

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts. The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for the Company than for its competitors.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items cannot be recovered with respect to empty and out-of-route miles, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the inverse is true. Overall, the market fuel prices per gallon were approximately 28.8% lower during first quarter of 2016 than they were in the same period in 2015, as reported by the DOE.

As of March 31, 2016, the Company did not have any long-term fuel purchase contracts, and has not entered into any hedging arrangements.

Equity

As of March 31, 2016, the Company had stockholders’ equity of $84.6 million and total debt including current maturities of $105.3 million, resulting in a total debt, less cash, to total capitalization ratio of 54.8% compared to 51.9% as of December 31, 2015.

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

As of March 31, 2016, the Company had no commitments for the acquisition of non-revenue equipment and approximately $50.0 million of commitments outstanding for the acquisition of revenue equipment. It is anticipated that the Company will be taking delivery of these acquisitions throughout the remainder of 2016.

During the three months ended March 31, 2016, the Company received proceeds from the sale of property and equipment of approximately $2.9 million and purchased approximately $2.2 million of property and equipment.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. USA Truck bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the three months ended March 31, 2016, there were no material changes to the Company’s critical accounting policies, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company experiences various market risks, including changes in interest rates and commodity prices. The Company does not enter into derivatives or other financial instruments for hedging or speculative purposes. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage determined based on the Company’s attainment of certain financial ratios. As of March 31, 2016, the Company had $75.9 million outstanding pursuant to its Credit Facility, excluding letters of credit of $4.3 million. Assuming the outstanding balance as of March 31, 2016 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.8 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company has seen a significant decrease. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of March 31, 2016, USA Truck did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, these costs could also exacerbate the driver shortages experienced by the trucking industry by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2016, a 10% increase in the average price per gallon would result in a $3.1 million increase in fuel expense.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established controls and procedures to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of March 31, 2016, the PEO and PFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed is in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2015 in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of USA Truck during the quarter ended March 31, 2016:

Period			(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1	-	31, 2016	46,262	$17.69	46,262	2,000,000
February 1	-	29, 2016	167,155	16.18	167,155	1,832,845
March 1	-	31, 2016	232,015	17.12	232,015	1,600,830
Total			445,432	$16.82	445,432	1,600,830

(1)

Share repurchase programs authorized by the Company’s Board of Directors during August 2015 and January 2016. See Note 4 to the Company’s condensed consolidated financial statements included in Part I, Item I, in this Form 10-Q for further discussion of the share repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 5.07 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2016, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). The following are the proposals that were voted upon at the Annual Meeting and the final results on the votes of such proposals. The proposals are described in detail in the Company’s proxy statement filed with the Securities and Exchange Commission on April 6, 2016.

Proposal 1. Election of Class III Directors

The Board of Directors nominated three nominees to stand for election at the 2016 Annual Meeting and each of the nominees was elected to serve a term expiring at the 2019 Annual Meeting.

Nominee	Votes For	Withheld	Broker Non-votes
Robert A. Peiser	7,120,430	635,692	—
Robert E. Creager	7,190,587	565,535	—
Alexander D. Greene	7,104,230	651,892	—

Proposal 2. Advisory approval of the Company’s executive compensation

At the Annual Meeting, the Company’s stockholders voted on an advisory, non-binding basis with respect to the compensation of its Named Executive Officers.

Votes For	Votes Against	Abstentions	Broker Non-votes
7,144,198	603,478	8,446	—

(a)	Exhibits
Exhibit Number		Exhibit
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

10.1	*#	Employment Letter between the Company and John R. Rogers.
10.2	*#	Executive Severance and Change of Control Agreement between the Company and John R. Rogers.
10.3	*#	Employment Letter between the Company and James Craig.
10.4	*#	Executive Severance and Change of Control Agreement between the Company and James Craig.
10.5	*#	Separation Agreement between the Company and Michael Weindel, Jr.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*		Management contract or compensatory plan, contract or arrangement.
#		Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	May 5, 2016	By:	/s/ Michael K. Borrows
(Signature) Michael K. Borrows
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date:	May 5, 2016	By:	/s/ Joseph M. Kaiser
(Signature) Joseph M. Kaiser
Principal Accounting Officer