Form 10-Q
period 2016-06-30
USA TRUCK INC
filed 2016-08-09
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

N/A
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

The number of shares outstanding of the registrant’s common stock, as of July 29, 2016, was 8,383,242.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash	$1,122	$87
Accounts receivable, net of allowance for doubtful accounts of $587 and $608, respectively	53,801	53,324
Other receivables	4,086	5,094
Inventories	477	748
Assets held for sale	5,524	7,979
Income taxes receivable	7,641	6,159
Prepaid expenses and other current assets	4,796	4,876
Total current assets	77,447	78,267
Property and equipment:
Land and structures	31,663	32,910
Revenue equipment	292,317	289,045
Service, office and other equipment	24,049	22,156
Property and equipment, at cost	348,029	344,111
Accumulated depreciation and amortization	(125,615)	(137,327)
Property and equipment, net	222,414	206,784
Other assets	1,301	1,405
Total assets	$301,162	$286,456
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,763	$24,473
Current portion of insurance and claims accruals	11,497	10,706
Accrued expenses	10,776	8,836
Current maturities of capital leases	16,901	12,190
Total current liabilities	65,937	56,205
Deferred gain	619	701
Long-term debt, less current maturities	97,000	70,400
Capital leases, less current maturities	18,642	18,845
Deferred income taxes	40,386	37,943
Insurance and claims accruals, less current portion	8,558	8,585
Total liabilities	231,142	192,679
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized	--	--
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 12,107,609 shares, and 11,946,253 shares, respectively	121	119
Additional paid-in capital	67,628	67,370
Retained earnings	62,718	65,871
Less treasury stock, at cost (3,445,807 shares, and 2,286,608 shares, respectively)	(60,447)	(39,583)
Total stockholders’ equity	70,020	93,777
Total liabilities and stockholders’ equity	$301,162	$286,456

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Operating revenue	$109,888	$133,573	$220,506	$266,460

Operating expenses:
Salaries, wages and employee benefits	30,627	35,636	63,201	73,508
Fuel and fuel taxes	11,391	16,257	21,580	34,235
Depreciation and amortization	7,599	10,447	14,871	21,249
Insurance and claims	5,438	5,903	10,206	12,097
Equipment rent	1,861	866	3,722	1,649
Operations and maintenance	10,299	10,610	19,512	20,901
Purchased transportation	38,030	42,646	74,432	81,416
Operating taxes and licenses	1,260	1,462	2,381	2,782
Communications and utilities	851	880	1,731	1,743
Gain on disposal of assets, net	(182)	(2,255)	(578)	(2,758)
Restructuring, impairment and other costs	--	--	5,264	--
Other	3,271	5,307	7,104	9,298
Total operating expenses	110,445	127,759	223,426	256,120
Operating (loss) income	(557)	5,814	(2,920)	10,340

Other expenses (income):
Interest expense, net	731	549	1,295	1,179
Loss on extinguishment of debt	--	--	--	750
Other, net	133	370	337	572
Total other expenses, net	864	919	1,632	2,501
(Loss) income before income taxes	(1,421)	4,895	(4,552)	7,839
Income tax (benefit) expense	(75)	2,125	(1,399)	3,434

Net (loss) income and comprehensive (loss) income	$(1,346)	$2,770	$(3,153)	$4,405

Net (loss) income per share information:
Average shares outstanding (basic)	8,734	10,435	9,069	10,423
Basic (loss) earnings per share	$(0.15)	$0.27	$(0.35)	$0.42

Average shares outstanding (diluted)	8,734	10,516	9,069	10,524
Diluted (loss) earnings per share	$(0.15)	$0.26	$(0.35)	$0.42

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2015	11,946	$119	$67,370	$65,871	$(39,583)	$93,777
Exercise of stock options	1	--	2	--	--	2
Excess tax benefit from exercise of stock options	--	--	(55)	--	--	(55)
Purchase of treasury stock	--	--	(40)	--	(20,864)	(20,904)
Share-based compensation	--	--	393	--	--	393
Restricted stock award grant	249	3	(2)	--	--	1
Forfeited restricted stock	(87)	(1)	1	--	--	--
Net share settlement related to restricted stock vesting	(1)	--	(41)	--	--	(41)
Net loss	--	--	--	(3,153)	--	(3,153)
Balance at June 30, 2016	12,108	$121	$67,628	$62,718	$(60,447)	$70,020

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net (loss) income	$(3,153)	$4,405
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,871	21,249
Provision for doubtful accounts	440	397
Deferred income taxes, net	2,443	(2,946)
Share-based compensation	393	356
Gain on disposal of assets, net	(578)	(2,758)
Loss on extinguishment of debt	--	750
Impairment of property and equipment	1,070	--
Other	(82)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,391)	7,590
Inventories and prepaid expenses	351	(2,264)
Accounts payable and accrued liabilities	(275)	11,898
Insurance and claims accruals	1,204	1,740
Other long-term assets and liabilities	103	(834)
Net cash provided by operating activities	15,396	39,579

Investing activities:
Capital expenditures	(27,065)	(20,643)
Proceeds from sale of property and equipment	12,696	15,946
Net cash used in investing activities	(14,369)	(4,697)

Financing activities:
Borrowings under long-term debt	46,237	111,236
Payments on long-term debt	(19,637)	(129,355)
Payments on capitalized lease obligations	(3,487)	(12,663)
Net change in bank drafts payable	(2,108)	(3,125)
Excess tax (benefit) payments from exercise of stock options	(55)	537
Principal payments on note payable	--	(896)
Purchase of common stock	(20,904)	--
Net payments on stock-based awards	(38)	(117)
Net cash provided by (used in) financing activities	8	(34,383)

Increase in cash	1,035	499
Cash:
Beginning of period	87	205
End of period	$1,122	$704

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,283	$1,139
Income taxes	132	103
Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	7,932	10,790

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has recast certain prior period amounts to reflect the change in accounting principle for tires as disclosed in its Form 10-Q for the period ending September 30, 2015.

NOTE 2 – NOTE RECEIVABLE

During 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the purchaser gave the Company cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million due November 2015, which was recorded in the line item “Other receivables” in the accompanying condensed consolidated balance sheets. The purchaser/debtor defaulted on the note receivable by not making the principal payment in November 2015, and the Company is undertaking actions to collect. The note receivable is collateralized by a first priority mortgage on the property. The Company believes, based on a recent appraisal, the value of the property exceeds the amount of the note receivable plus collection costs. Accordingly, no valuation allowance has been recorded. The Company had previously deferred $0.7 million of gain on the sale of the property, with gain recognized into earnings only as payments on the note receivable were received.

In February 2016, the Company, and the purchaser-debtor modified the original asset sale agreement (hereinafter referred to as the “Original Agreement”) for the property as a result of the default by the purchaser debtor in November 2015. The modifications to the Original Agreement are as follows:

(1)	As of January 1, 2016, the purchaser/debtor will no longer make monthly payments to the Company, as required under the Original Agreement.
(2)

The purchaser/debtor agrees that in addition to the balloon payment of $1.9 million, the Company shall also be entitled to receive 25% of the net sale proceeds from any future sale (including any foreclosure sale) of the property in excess of the balloon payment, closing costs, and realtor commissions.

(3)

At any time, the Company retains the right to enforce its rights as creditor, mortgagee, and holder of vendor’s privilege and declare the unpaid portion of the purchase price, interest, costs, and attorneys’ fees immediately due and payable. The Company’s rights include instituting foreclosure proceedings and/or other legal action.

NOTE 3 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan (“the “Prior Plan”) and provides for the granting of equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants, in addition to the shares available under the Prior Plan on the effective date of the “Incentive Plan”. As of June 30, 2016, 176,669 shares remain available for the issuance of future equity-based compensation awards.

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On February 2, 2016 the Company’s board of directors announced the repurchase of up to an additional two million shares of the Company’s common stock, which will expire in February 2019 unless earlier terminated or extended by the board of directors. During the six months ended June 30, 2016, the Company, through a Rule 10b5-1 plan, repurchased 1,163,575 shares at an average price of $18.06 per share for an aggregate cost of approximately $20.9 million. Of the shares repurchased during 2016, 46,262 related to the stock repurchase program authorized by the board of directors in August 2015.

NOTE 5 – SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics. During the first quarter of 2016, the Company rebranded its asset-light business, formerly known as Strategic Capacity Solutions (“SCS”) as USAT Logistics (“USAT Logistics”).

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

USAT Logistics. USAT Logistics consists of freight brokerage and rail intermodal services. Both of these service offerings match customer shipments with available equipment of authorized carriers and provide services that complement the Company’s Trucking operations.

In determining its reportable segments, the Company focuses on financial information, such as operating revenues, operating expense categories, operating ratios, operating income and key operating statistics, which the Company’s management uses to make operating decisions.

Assets are not allocated to USAT Logistics, as those operations provide truckload freight services to customers through arrangements with third party carriers who utilize their own equipment. To the extent rail intermodal operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to USAT Logistics based on the assets specifically utilized to generate revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant drivers.

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenue
Trucking revenue	$75,750	$93,846	$151,786	$190,248
Trucking intersegment eliminations	(246)	(419)	(580)	(1,034)
Trucking operating revenue	75,504	93,427	151,206	189,214
USAT Logistics revenue	37,087	41,605	72,997	80,276
USAT Logistics intersegment eliminations	(2,703)	(1,459)	(3,697)	(3,030)
USAT Logistics operating revenue	34,384	40,146	69,300	77,246
Total operating revenue	$109,888	$133,573	$220,506	$266,460

Operating revenue includes foreign revenue of $9.6 million and $19.3 million for the three and six months ended June 30, 2016, respectively, and $10.0 million and $21.8 million for the three and six months ended June 30, 2015, respectively. All foreign revenue is collected in US dollars.

A summary of operating (loss) income by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating (loss) income
Trucking	$(2,733)	$2,556	$(7,102)	$4,105
USAT Logistics	2,176	3,258	4,182	6,235
Total operating (loss) income	$(557)	$5,814	$(2,920)	$10,340

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Depreciation and amortization
Trucking	$7,470	$10,381	$14,620	$21,125
USAT Logistics	129	66	251	124
Total depreciation and amortization	$7,599	$10,447	$14,871	$21,249

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Salaries, wages and employee benefits	$5,106	$4,359
Federal and state tax accruals	2,081	1,712
Restructuring, impairment and other costs (1)	2,107	773
Accrued third party maintenance	282	525
Other	1,200	1,467
Total accrued expenses	$10,776	$8,836

(1)	Refer to Note 13 of the footnotes to the Company’s condensed consolidated financial statements for additional information regarding the restructuring, impairment and other costs.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Revolving credit agreement	$97,000	$70,400
Total debt	$97,000	$70,400

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under and terminated its prior credit facility.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $170.0 million; or (B) the sum of (i) 90% of eligible investment grade accounts receivable (reduced to 85% in certain situations), plus (ii) 85% of eligible non-investment grade accounts receivable, plus (iii) the lesser of (a) 85% of eligible unbilled accounts receivable and (b) $10.0 million, plus (iv) the product of 85% multiplied by the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (v) 85% multiplied by the net book value of otherwise eligible newly acquired revenue equipment that has not yet been subject to an appraisal. The Credit Facility contains a single springing financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant springs only in the event excess availability under the Credit Facility drops below 10% of the lenders’ total commitments under the Credit Facility.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated. The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and the incurrence of other indebtedness.

The average interest rate, including all borrowings made under the Credit Facility, as of June 30, 2016 was 2.43%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of June 30, 2016, the Company had outstanding $4.3 million in letters of credit and had approximately $67.8 million available under the Credit Facility. The Company had approximately $58 million available under its credit facility as of July 31, 2016.

Note 8 – LEASES AND Commitments

CAPITAL LEASES

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
June 30, 2016	$51,887	$16,259	$35,628
December 31, 2015	45,170	12,896	32,274

The Company has capitalized lease obligations relating to revenue equipment at June 30, 2016 of $35.5 million, of which $16.9 million represents the current portion. Such leases have various termination dates extending through September 2019 and contain renewal or fixed price purchase options. The interest rates on the leases range from 1.68% to 4.99% as of June 30, 2016. The lease agreements require payment of property taxes, maintenance and operating expenses. Amortization of capital leases was $1.2 million and $2.5 million for the three and six months ended June 30, 2016, respectively, and $2.5 million and $5.2 million for the three and six months ended June 30, 2015, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $2.4 million and $4.5 million for the three and six months ended June 30, 2016, respectively, and $1.4 million and $2.5 million for the three and six months ended June 30, 2015, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in the “Equipment rent,” line item while rent expense relating to office equipment is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of operations.

As of June 30, 2016, the Company has entered into leases with lessors who do not participate in the Credit Facility. Currently, such leases do not contain cross-default provisions with the Credit Facility.

As of June 30, 2016, the future minimum payments, including interest, under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment, and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2016	2017	2018	2019	2020	Thereafter
Capital leases	$17,432	$4,544	$4,622	$9,886	$--	$--
Operating leases	8,092	8,019	6,288	4,611	696	48

OTHER COMMITMENTS

As of June 30, 2016, the Company had no commitments for purchases of non-revenue equipment and commitments of approximately $23.0 million for purchases of revenue equipment. The Company anticipates taking delivery of these purchases throughout the remainder of 2016 and the first quarter of 2017 as such, they are considered non-cancellable.

NOTE 9 – INCOME tAXES

During the three months ended June 30, 2016 and 2015, the Company’s effective tax rate was 5.3% and 43.4%, respectively. During the six months ended June 30, 2016 and 2015, the Company’s effective tax rates were 30.7% and 43.8%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for the Company’s drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially nondeductible under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on the Company’s effective tax rate can be significant. Due to the effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

When the result of the expected annual effective tax rate is not deemed reliable, as was the case for the second quarter of 2016, and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

NOTE 10 – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive stock options and restricted stock. The computation of diluted (loss) earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on (loss) income per share.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(1,346)	$2,770	$(3,153)	$4,405
Denominator:
Denominator for basic earnings per share – weighted average shares	8,734	10,435	9,069	10,423
Effect of dilutive securities:
Employee stock options and restricted stock	--	81	--	101
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	8,734	10,516	9,069	10,524
Basic (loss) earnings per share	$(0.15)	$0.27	$(0.35)	$0.42
Diluted (loss) earnings per share	$(0.15)	$0.26	$(0.35)	$0.42
Weighted average anti-dilutive employee stock options and restricted stock	20	84	7	74

NOTE 11 – LEGAL PROCEEDINGS

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. It is the opinion of management that these claims are immaterial to the Company’s long-term financial position; however, adverse results related to one or more of these claims could have a material adverse effect on the Company’s condensed consolidated financial statements in any given reporting period.

NOTE 12 – NEW ACCOUNTING PRONOUNCEMENTS

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard provides for using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts with Customers – Deferral of the Effective Date”, which delayed the effectiveness of ASU 2014-09 to annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 13 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

During the first quarter of 2016, the Company took steps to streamline and simplify its operations to better align its cost structure. In the Company’s Trucking segment, the Company announced a plan to close its maintenance facilities in Forest Park, Georgia and South Holland, Illinois during the first quarter of 2016. Additionally, in the Company’s USAT Logistics segment, the Company announced a plan to close certain branch offices located at Olathe, Kansas and Salt Lake City, Utah.

The headcount reduction reflected a total of 47 team members across multiple departments, including two contractors. Employees separated from the Company as a result of these streamlining initiatives were offered severance benefits and the termination was communicated to them on or prior to March 31, 2016. The agreements with the contractors were cancelled and cancellation penalties will be paid, where required. The expenses recorded during the quarter ended March 31, 2016, included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included facility lease termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. The Company has incurred total pretax expenses of approximately $3.5 million related to these streamlining initiatives.

The following table summarizes the Company’s liabilities, charges, and cash payments related to the restructuring plan made during the six months ended June 30, 2016 (in thousands):

	Accrued Balance December 31, 2015	Costs Incurred March 31, 2016	Payments	Expenses/ Charges	Accrued Balance June 30, 2016
Compensation and benefits	$753	$768	$(1,175)	$(3)	$343
Facility closing expenses	20	2,779	(749)	(286)	1,764
Spartanburg impairment	--	546	--	(546)	--
Fuel tank write-off	--	524	--	(524)	--
Out of period adjustment	--	647	--	(647)	--
Total	$773	$5,264	$(1,924)	$(2,006)	$2,107

	Costs Incurred
	Six Months Ended June 30,
	2016	2015
Trucking	$4,848	$--
USAT Logistics	416	--
Total	$5,264	$--

On May 19, 2016, (the “Separation Date”), the Company’s board of directors unanimously approved a separation agreement between Michael K. Borrows and the Company (the “Separation Agreement”) and accepted Mr. Borrows’ resignation as Executive Vice President and Chief Financial Officer. The benefits provided to Mr. Borrows under the Separation Agreement are substantially consistent with benefits Mr. Borrows would have been entitled to receive under his previously disclosed Executive Severance and Change in Control Agreement, dated July 29, 2015, if the Company had terminated his employment without Cause (as defined therein). Under the terms of the Separation Agreement Mr. Borrows will receive: (i) severance pay equal to his current base salary ($300,000 per year) for a period of eighteen months following the Separation Date and (ii) a lump sum payment of $180,000, representing the target amount of short term cash incentive compensation that would have been awarded to and earned by him under the 2016 Management Bonus Plan, assuming all performance and other vesting criteria were satisfied at the target level for 2016. In addition, the Separation Agreement contains a customary release of claims, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company. During the quarter ended June 30, 2016, the Company recognized severance costs associated with Mr. Borrows’ departure of approximately $0.7 million, which are recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of operations and comprehensive (loss) income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, operating ratio (or operating margin), and return on equity or invested capital
●	revenues and other financial items;
●	any statement of plans;
●	strategies and objectives of management for future operations;
●	any statements concerning proposed new services or developments;
●	any statements regarding future economic conditions and performance; and,
●	any statements of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	future driver market,
●	future driver compensation,
●	future ability to recruit and retain drivers,
●	future driver recruiting costs,
●	the amount and timing of future acquisitions and dispositions of revenue equipment,
●	our belief that improved safety features on tractors we purchase will result in fewer claims,
●	future profitability,
●	future industry capacity,
●	future benefits of restructuring actions,
●	future pricing rates,
●	future fuel efficiency,
●	future fuel prices,
●	future insurance and claims expense,
●	future ability to recover costs through the fuel surcharge program,
●	future employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future depreciation and amortization expense,
●	future effects of inflation,
●	future indebtedness, expected amount and timing of capital expenditures,
●	the future impact of pending litigation and claims against us,
●	the sufficiency of our liquidity and sources of capital resources,
●	the future use of derivative financial instruments
●	our intention to grow our independent contractor fleet,
●	the impact of our per diem pay program and
●	future income tax rates,

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

Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgment and estimates.

Our Business

USA Truck offers a broad range of truckload and logistics services to a diversified customer base that spans a variety of industries. The Company has two reportable segments: (i) Trucking, consisting of truckload and dedicated freight and (ii) USAT Logistics, consisting of freight brokerage and rail intermodal service offerings. The USAT Logistics segment formerly was referred to as “SCS”.

The Trucking segment provides truckload transportation, including dedicated services, of various products, goods and materials. The Trucking segment primarily uses its own purchased or leased tractors and trailers to provide the services and is commonly referred to as “asset-based” trucking. The Company’s USAT Logistics service matches customer shipments with available equipment of authorized third-party carriers and provides services that complement the Company’s Trucking operations. The USAT Logistics segment is commonly referred to as “non-asset based” or “asset-light” transportation.

Revenue for the Company’s Trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the base revenue per loaded mile received from customers, total number of tractors being operated, and average miles per tractor being operated. The Company enhances its operating revenue by charging fuel surcharges, stop-off pay, loading and unloading activities, tractor and trailer detention and other ancillary services.

Operating expenses that have a major impact on the profitability of the Trucking segment fall into two categories: variable and fixed. The largest portion is the variable costs of transporting freight for customers. Variable or largely variable costs include driver wages and benefits, fuel and fuel taxes, payments to independent contractors, operating and maintenance expense and insurance and claims expense. The costs vary mostly according to miles operated, but also have controllable components based on percentage of compensated miles, shop and dispatch efficiency, safety, and health care experience.

The most significant fixed or mostly fixed expenses include the capital costs of our assets (depreciation, rent, and interest), compensation of non-driving employees, and portions of insurance and maintenance expenses. These expenses are partially controllable through managing our fleet size and facilities infrastructure, gaining headcount efficiency, and operating safely.

Fuel expense varies significantly with diesel fuel prices and is one of our most volatile variable expenses. To mitigate the Company’s exposure to fuel price increases, it recovers from its customers fuel surcharges that generally recoup a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although its fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Because of the volatility of fuel prices, the Company evaluates its profitability primarily based on net fuel cost per company tractor mile, because this measure controls for the net impact of fuel prices and surcharge collection, uncompensated miles, and changes in mix between company tractors and independent contractor tractor miles.

The key statistics used to evaluate Trucking segment performance, net of fuel surcharge, include (i) base Trucking revenue per seated tractor per week (ii) average base revenue per loaded mile, (iii) average miles per seated tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of seated tractors, and (vii) adjusted operating ratio. In general, the Company’s average miles per seated tractor per week, rate per mile and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are mostly beyond the Company’s control, as well as by its sales and marketing efforts, service levels and efficiency of its operations, over which the Company has significant control.

The USAT Logistics segment provides services that complement Trucking services. Unlike the Trucking segment, the USAT Logistics segment is non-asset based and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense related to the USAT Logistics segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and employee benefits. The Company evaluates the USAT Logistics segment’s financial performance by reviewing the gross margin percentage (revenue less purchased transportation expenses expressed as a percentage of revenue) and net revenue. The gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity.

Results of Operations

The following table sets forth the condensed consolidated statements of operations and comprehensive (loss) income in dollars (in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts (in thousands) of those items compared to the prior year.

	Three Months Ended June 30,
	2016			2015
	$	% Operating Revenue	Adjusted Operating Ratio (2)	$	% Operating Revenue	Adjusted Operating Ratio (2)	% Change in Dollar Amounts
Base revenue	$99,513	90.6%		$117,223	87.8%		(15.1)%
Fuel surcharge revenue	10,375	9.4		16,350	12.2		(36.5)
Operating revenue	109,888	100.0%		133,573	100.0%		(17.7)

Operating expenses	110,445	100.5	99.9%	127,759	95.6	95.0%	(13.6)
Operating (loss) income	(557)	(0.5)	0.1	5,814	4.4	5.0	(109.6)

Other expenses:
Interest expense	731	0.7		549	0.4		33.2
Other, net	133	0.1		370	0.3		(64.1)
Total other expenses, net	864	0.8		919	0.7		(6.0)
Income before income taxes	(1,421)	(1.3)		4,895	3.7		(129.0)
Income tax (benefit) expense	(75)	(0.1)		2,125	1.6		(103.5)

Net (loss) income	$(1,346)	(1.2)%		$2,770	2.1%		(148.6)%

	Six Months Ended June 30,
	2016			2015
	$	% Operating Revenue	Adjusted Operating Ratio (2)	$	% Operating Revenue	Adjusted Operating Ratio (2)	% Change in Dollar Amounts
Base revenue	$201,530	91.4%		$232,692	87.3%		(13.4)%
Fuel surcharge revenue	18,976	8.6		33,768	12.7		(43.8)
Operating revenue	220,506	100.0%		266,460	100.0%		(17.2)

Operating expenses	223,426	101.3	98.5%	256,120	96.1	95.6%	(12.8)
Operating (loss) income	(2,920)	(1.3)	1.5	10,340	3.9	4.4	(128.2)

Other expenses:
Interest expense	1,295	0.6		1,179	0.4		9.8
Loss on extinguishment of debt (1)	--	--		750	0.3		(100.0)
Other, net	337	0.1		572	0.2		(41.1)
Total other expenses, net	1,632	0.7		2,501	0.9		(34.7)
(Loss) Income before income taxes	(4,552)	(2.0)		7,839	2.9		(158.1)
Income tax (benefit) expense	(1,399)	(0.6)		3,434	1.3		(140.7)

Net (loss) income	$(3,153)	(1.4)%		$4,405	1.7%		(171.6)%

(1)	Loss on extinguishment of debt represents the write-off of the deferred financing fees associated with the previous revolving credit facility during the first quarter of 2015.
(2)

The adjusted operating ratio calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and other items, as a percent of operating revenue excluding fuel surcharge revenue. Other items in this presentation are the restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits. See Note 13 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q. Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information” and "Consolidated Reconciliations" and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.

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

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs, net of fuel surcharge, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted earnings per diluted share is defined as earnings or loss before income taxes plus loss on extinguishment of debt, restructuring, impairment and other costs, and severance costs included in salaries, wages and employee benefits reduced by our normalized statutory income tax rate, divided by weighted average diluted shares outstanding.

The Company’s board of directors and the chief operating decision-maker focus on adjusted operating ratio and adjusted earnings per diluted share as indicators of the Company’s performance from period to period.

Management believes removing the impact of items from the Company’s operating results affords a more consistent basis for comparing results of operations. Management believes its presentation of adjusted operating ratio and adjusted earnings per diluted share is useful because it provides investors and securities analysts the same information that the Company uses internally for purposes of assessing its core operating performance.

Adjusted operating ratio and adjusted earnings per share are not substitutes for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as adjusted operating ratio and adjusted earnings per diluted share. Although management believes that adjusted operating ratio and adjusted earnings per diluted share can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio and adjusted earnings per diluted share differently. As a result, it may be difficult to use adjusted operating ratio, adjusted earnings per diluted share or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Consolidated Reconciliations

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands):

Adjusted Operating Ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenue	$109,888	$133,573	$220,506	$266,460
Less:
Fuel surcharge revenue	10,375	16,350	18,976	33,768
Base revenue	99,513	117,223	201,530	232,692
Operating expense	110,445	127,759	223,426	256,120
Adjusted for:
Restructuring, impairment and other costs	--	--	(5,264)	--
Severance costs in salaries, wages and employee benefits	(697)	--	(697)	--
Fuel surcharge revenue	(10,375)	(16,350)	(18,976)	(33,768)
Adjusted operating expense	$99,373	$111,409	$198,489	$222,352
Operating ratio	100.5%	95.6%	101.3%	96.1%
Adjusted operating ratio	99.9%	95.0%	98.5%	95.6%

Adjusted (Loss) Earnings per Share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(Loss) earnings per diluted share	$(0.15)	$0.26	$(0.35)	$0.42
Adjusted for:
Loss on debt extinguishment	--	--	--	0.07
Severance costs in salaries, wages and employee benefits	0.08	--	0.08	--
Restructuring, impairment and other costs	--	--	0.58	--
Income tax expense effect of adjustments	(0.03)	--	(0.25)	(0.03)
Adjusted diluted (loss) earnings per share	$(0.10)	$0.26	$0.06	$0.46

Segment Reconciliations:

The tables below set forth the Trucking and USAT Logistics segment adjusted operating ratio (which is a non-GAAP financial measure as defined by the SEC) as if fuel surcharge is excluded from operating revenue and is instead reported as a reduction of operating expenses. Pursuant to the requirements of Regulation S-K, a reconciliation of this non-GAAP financial measure to the associated GAAP financial measure has been provided in the tables below for operating ratio (dollar amounts in thousands).

Trucking Segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$75,750	$93,846	$151,786	$190,248
Less: intersegment eliminations	246	419	580	1,034
Operating revenue	75,504	93,427	151,206	189,214
Less: fuel surcharge revenue	8,227	13,075	15,048	27,318
Base revenue	67,277	80,352	136,158	161,896
Operating expense	78,238	90,871	158,308	185,109
Adjusted for:
Restructuring, impairment and other costs	--	--	(4,848)	--
Severance costs in salaries, wages and employee benefits	(697)	--	(697)	--
Fuel surcharge revenue	(8,227)	(13,075)	(15,048)	(27,318)
Adjusted operating expense	$69,314	$77,796	$137,715	$157,791
Operating ratio	103.6%	97.3%	104.7%	97.8%
Adjusted operating ratio	103.0%	96.8%	101.1%	97.5%

USAT Logistics Segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$37,087	$41,605	$72,997	$80,276
Less: intersegment eliminations	2,703	1,459	3,697	3,030
Operating revenue	34,384	40,146	69,300	77,246
Less: fuel surcharge revenue	2,148	3,275	3,928	6,450
Base revenue	32,236	36,871	65,372	70,796
Operating expense	32,207	36,888	65,118	71,011
Adjusted for:
Restructuring, impairment and other costs	--	--	(416)	--
Fuel surcharge revenue	(2,148)	(3,275)	(3,928)	(6,450)
Adjusted operating expense	$30,059	$33,613	$60,774	$64,561
Operating ratio	93.7%	91.9%	94.0%	91.9%
Adjusted operating ratio	93.2%	91.2%	93.0%	91.2%

Key Operating Statistics by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Trucking:
Operating revenue (in thousands)	$75,504	$93,427	$151,206	$189,214
Operating (loss) income (in thousands) (1)	$(2,733)	$2,556	$(7,102)	$4,105
Adjusted operating ratio (2)	103.0%	96.8%	101.1%	97.5%
Total miles (in thousands) (3)	44,979	48,777	88,850	99,368
Deadhead percentage (4)	12.6%	12.5%	12.5%	12.2%
Base revenue per loaded mile	$1.712	$1.883	$1.752	$1.857
Average number of in-service tractors (5)	1,834	2,059	1,825	2,119
Average number of seated tractors (6)	1,743	1,869	1,751	1,929
Average miles per seated tractor per week	1,985	2,008	1,952	1,992
Base revenue per seated tractor per week	$2,969	$3,307	$2,991	$3,246
Average loaded miles per trip	594	593	578	605

USAT Logistics:
Operating revenue (in thousands)	$34,384	$40,146	$69,300	$77,246
Operating ) income (in thousands) (1)	$2,176	$3,258	$4,182	$6,235
Net revenue (in thousands) (7)	$6,714	7,515	13,432	14,255
Gross margin percentage (8)	18.1%	18.1%	18.4%	17.8%

(1)	Operating income (loss) is calculated by deducting operating expenses from operating revenues.
(2)

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs, and severance costs included in salaries, wages and employee benefits net of fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue. See GAAP to non-GAAP reconciliation below.

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

Results of Operations—Segment Review

Trucking operating revenue

For the three months ended June 30, 2016, Trucking operating revenue decreased 19.2% to $75.5 million, compared to $93.4 million for the same period in 2015. During this quarter, Trucking base revenue decreased 16.3% to $67.3 million, compared to $80.4 million for the second quarter of 2015. The decrease in operating revenue was primarily due to the tractor fleet downsizing conducted in 2015, which reduced the Company’s average seated tractor count by approximately 6.7% and a 37.1% decrease in fuel surcharge revenue associated with a 7.9% decrease in loaded miles as well as the 19.3% lower DOE average price of diesel fuel during the quarter ended June 30, 2016. The remaining decreases in operating revenue and base revenue were reflective of 9.1% lower base revenue per loaded mile, a 1.1% decrease in average miles per seated tractor, and 0.1 percentage points higher deadhead percentage. The loss of all or a portion of the business from several customers during the quarter contributed to the majority of the decrease in base revenue per loaded mile and to a portion of the decrease in loaded miles, as replacement freight was at lower rates and utilization.

During the six months ended June 30, 2016, Trucking operating revenue decreased 20.1% to $151.2 million, compared to $189.2 million for the same period of 2015. Trucking base revenue decreased 15.9% to $136.2 million, from $161.9 million for the same period in 2015. The decrease in operating revenues included a 44.9% decrease in fuel surcharge revenues. The remaining decreases in operating revenue and base revenue were attributable to a 9.2% decrease in seated tractors, a 6.8% decrease in the number of Trucking shipments, and a decrease of 5.7% in Trucking base revenue per loaded mile.

The freight market was challenging in the first six months of 2016. A combination of lower demand and greater industry-wide trucking capacity led to pressure on volumes and freight rates. While Trucking capacity is currently available in the market, the Company believes significantly lower industry truck orders in recent months combined with the upcoming changes in Trucking regulations should begin to tighten the capacity market in future quarters. During the previous nine months the Company has been redeveloping its network and focusing on head-haul lanes versus the backhaul strategy which provided high rates per mile during the strong freight environment experienced during the last two years. Trends seen in recent customer bid activity have been mixed, as some customers are aggressively working to take advantage of the favorable shorter-term trends to the detriment of carriers. Based on the current rate and freight market, we believe it may be difficult to achieve base revenue per loaded mile increases on a year-over-year basis in the next few quarters.

While freight levels in May and June are typically the strongest of the second quarter, this did not come to fruition in 2016. Decreased seasonal freight in the second quarter of 2016, as well as the changes in the customer contracts mentioned above, were the primary reasons for the decline in revenue performance indicators. While we are actively working with our customers to procure freight, we are also taking the necessary actions to maintain the appropriate fleet size, by postponing tractor purchases and accelerating our tractor-trade cycle.

Trucking operating (loss) income

Trucking generated an operating loss of $2.7 million in the 2016 period compared with operating income of $2.6 million in the 2015 period. The 2016 period included $0.7 million in severance costs included in salaries, wages and employee benefits. Other differences contributing to the differences were an approximately 8.0% decrease in Trucking shipments, a 10.2% reduction in base revenue per seated tractor per week associated with a softer freight environment. These factors were partially offset by cost savings efforts.

For the six months ended June 30, 2016, Trucking generated an operating loss of $7.1 million, compared to operating income of $4.1 million in the 2015 period. This was reflected in a 10.6% decrease in total revenue miles, a 6.8% decrease in number of Trucking shipments, and a 6.0% decrease in base revenue per total mile.

USAT Logistics operating revenue

For the three months ended June 30, 2016, operating revenue for USAT Logistics decreased 14.4% to $34.4 million from $40.1 million, for the corresponding period in 2015. Reduced operating revenue primarily related to a 34.4% decrease in fuel surcharge revenue. For the three months ended June 30, 2016, operating revenue per employee decreased 12.8%, compared to the same period in 2015. USAT Logistics base revenue decreased 12.6% for the three months ended June 30, 2016, over the same period in the prior year. While USAT Logistics experienced a 12.3% increase in load volumes during the quarter, the decrease in both base revenue and fuel surcharge revenue due to the soft freight market, contributed to a 23.8% decrease in revenue per order. In the USAT Logistics segment, which requires much lower capital investment, the Company remains focused on gaining more market share and improving net revenue.

For the six months ended June 30, 2016, operating revenue decreased 10.3% to $69.3 million from $77.2 million, for the corresponding period in 2015. The reduced operating revenues primarily stemmed from a 39.1% reduction in fuel surcharge revenue, partially offset by a 15.0% increase in load volumes and a 340 basis points increase in gross profit percentage.

USAT Logistics operating (loss) income

Gross margin held at 18.1% in second quarter of 2016, when compared to the same period in 2015, attributable to a 15.2% decrease in purchased transportation. USAT Logistics operating income decreased $1.1 million to $2.2 million in the second quarter of 2016, or 33.2%, compared to $3.3 million in the second quarter of 2015. Decreased operating income was largely due to the decreases in base revenue and fuel surcharge revenues attributable to the softer freight environment, which less effectively covered compensation expense, which increased slightly in the 2016 period compared with the 2015 period. As mentioned above, in the USAT Logistics segment, which requires much lower capital investment, the Company remains focused on gaining more market share and improving net revenue.

For the six months ended June 30, 2016, operating income decreased 32.9% to $4.2 million from $6.2 million. Contributing to this were decreased revenues mentioned above, which less effectively covered our costs.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2016				2015				% Change
Operating Expenses:	$	% Operating Revenue	% Base Revenue (1)		$	% Operating Revenue	% Base Revenue (1)		2016 to 2015
Salaries, wages and employee benefits	$30,627	27.9%	30.1	%(2)	35,636	26.7%	30.4%		(14.1)%
Fuel and fuel taxes	11,391	10.4	1.0	(3)	16,257	12.2	(0.1	)(3)	(29.9)
Depreciation and amortization	7,599	6.9	7.6		10,447	7.8	8.9		(27.3)
Insurance and claims	5,438	4.9	5.5		5,903	4.4	5.0		(7.9)
Equipment rent	1,861	1.7	1.9		866	0.6	0.7		114.9
Operations and maintenance	10,299	9.4	10.3		10,610	7.9	9.1		(2.9)
Purchased transportation	38,030	34.6	38.2		42,646	31.9	36.4		(10.8)
Operating taxes and licenses	1,260	1.1	1.3		1,462	1.1	1.2		(13.8)
Communications and utilities	851	0.8	0.9		880	0.7	0.8		(3.3)
Gain on disposal of assets, net	(182)	(0.2)	(0.2)		(2,255)	(1.7)	(1.9)		(91.9)
Other	3,271	3.0	3.3		5,307	4.0	4.5		(38.4)
Operating expenses	$110,445	100.5%	99.9%		127,759	95.6%	95.0%		(13.6)%

	Six Months Ended June 30,
	2016				2015			% Change
Operating Expenses:	$	% Operating Revenue	% Base Revenue (1)		$	% Operating Revenue	% Base Revenue (1)	2016 to 2015
Salaries, wages and employee benefits	$63,201	28.7%	31.0	%(2)	$73,508	27.6%	31.6%	(14.0)%
Fuel and fuel taxes	21,580	9.8	1.3	(3)	34,235	12.8	0.3 (3)	(37.0)
Depreciation and amortization	14,871	6.7	7.4		21,249	8.0	9.1	(30.0)
Insurance and claims	10,206	4.6	5.1		12,097	4.5	5.2	(15.6)
Equipment rent	3,722	1.7	1.8		1,649	0.6	0.7	125.7
Operations and maintenance	19,512	8.8	9.7		20,901	7.8	9.0	(6.6)
Purchased transportation	74,432	33.8	36.9		81,416	30.6	35.0	(8.6)
Operating taxes and licenses	2,381	1.1	1.2		2,782	1.0	1.2	(14.4)
Communications and utilities	1,731	0.8	0.9		1,743	0.7	0.7	(0.7)
Gain on disposal of assets, net	(578)	(0.3)	(0.3)		(2,758)	(1.0)	(1.2)	(79.0)
Restructuring, impairment and other costs	5,264	2.4	N/A		--	--	--	N/A
Other	7,104	3.2	3.5		9,298	3.5	4.0	(23.6)
Operating expenses	$223,426	101.3%	98.5%		$256,120	96.1%	95.6%	(12.8)%

(1)

The percent of base revenue calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and other items, as a percent of operating revenue excluding fuel surcharge revenue. Other items in this presentation are the restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits. See Note 13 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q.

(2)	The percent of base revenue calculation excludes severance costs included in this line item.

(3)	The percent of base revenue calculation for fuel and fuel surcharge expense is calculated as fuel and fuel taxes, net of fuel surcharges.

Salaries, wages and employee benefits

The decrease in salaries, wages and employee benefits expense during the second quarter of 2016 was primarily due to a 15.1% decrease in the Company’s tractor fleet from our planned fleet reduction and growth in our independent contractor fleet of 17.6%. During the three months ended June 30, 2016 the Company eliminated approximately 25 open and filled full-time positions, reversed the first quarter 2016 bonus accrual in the amount of $0.6 million, and recorded a one-time severance charge of approximately $0.7 million for severance payments, which includes the severance paid to its Chief Financial Officer, and recorded $0.2 million related to an actuarial reserve adjustment associated with prior period unfavorable development in its prior year loss layers on its workers' compensation policy. The Company anticipates annualized pre-tax savings for payroll and related costs of approximately $2.0 million associated with this reduction in force.

For the six months ended June 30, 2016, the decrease in salaries, wages and employee benefits expense was primarily due to a 17.7% reduction in the Company’s tractor fleet and a 16.3% increase in the independent contractor fleet. Non-driver wages should continue to decrease as the Company right sizes its workforce and continues to align the number of tractors and drivers in the Trucking segment. USAT Logistics salaries, wages and employee benefits are expected to increase as we continue to increase customer facing positions.

The rate of compensation paid to Company drivers per mile has increased in recent periods and is expected to further increase in future periods due to expected driver pay increases, especially if the economy strengthens and other employment alternatives become more available. Furthermore, management believes that the market for drivers continues to tighten; therefore, it expects hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified drivers to operate the Company’s fleet. Changes will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers.

Fuel and fuel taxes

The decrease in fuel and fuel taxes for the second quarter 2016, when compared to the same quarter 2015, resulted from the approximate 20% year over year decline in diesel fuel prices as reported by the DOE. The fall of diesel fuel prices through 2015 positively affected operating income due to the time lag between the fuel price decrease and fuel surcharge. However, since the beginning of 2016 diesel fuel prices have increased approximately 13%, which compressed our discount margin and resulted in an increase in net fuel expense for both the three and six month periods ended June 30, 2016 of approximately $1.1 million and $2.1 million, respectively.

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

Equipment rent and depreciation and amortization

The increases in equipment rent during the three and six month periods ended June 30, 2016, were the result of increased use of operating leases for the acquisition of revenue equipment due to favorable terms. Decreases in depreciation and amortization for both the three and six month periods ended June 30, 2016 were primarily reflective of the 15.1% and 17.7% reductions, respectively, in the size of the Company tractor fleet resulting from the 2015 fleet downsizing and the Company's continued focus on increasing its independent contractor fleet, partially offset by higher depreciation expense attributable to increased acquisition cost on new equipment. Our reduction in depreciation from the smaller fleet size more than offset increased equipment rent, which positively impacted our operating results.

The Company expects to continue to consider additional fleet reductions if necessary to match customer demand and load profitability initiatives. Further, the acquisition cost of new revenue equipment is expected to increase, largely due to the continued implementation of emissions requirements. Additionally, the Company has invested in tractors with improved safety features during 2016 and this has increased the purchase price of its tractors approximately 11% this year. The Company believes the return on investment will be in fewer incidents of claims. As a result, management expects to see an increase in depreciation and amortization expense from new tractors, which will be offset to some degree by prior and potential future fleet reductions. Additionally, trailer purchases to reduce the average age of the fleet may result in an increase in depreciation and amortization expense.

Insurance and claims

The decreases in insurance and claims expense during the three and six month periods ended June 30, 2016, were the result of lower frequency of collisions resulting in a $0.5 million and $1.6 million favorable collision expense variance, respectively, partially offset by higher than expected claims experience associated with adverse development of prior year occurrences in the second quarter of 2016. As a result of the foregoing, our insurance and claims expense increased slightly as a percentage of operating and base revenue. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, and developments in prior-year claims. The Company expects insurance and claims expense to improve over the long-term.

Operations and maintenance

Operations and maintenance expense for the three and six month periods ended June 30, 2016 were down in terms of dollars, but increased in terms of a percentage of revenue and base revenue and on a cost per mile basis as the Company incurred higher than expected outside maintenance costs for roadside assistance and non-routine repairs and in-house maintenance expense to prepare equipment for sale. The size of the Company tractor fleet decreased 15.1% and 17.7%, respectively, when compared to the three and six month periods in 2015.

During 2015 and the first quarter of 2016, the Company closed four maintenance facilities as it continues to migrate to a more variable cost strategy in maintenance. The Company is continuing to focus on increasing its preventative in-house maintenance and sales preparation through a smaller footprint of strategic shops, and reducing its outside maintenance costs for roadside assistance and non-routine repairs. Operations and maintenance will fluctuate over time as the implementation of these strategies progresses.

Purchased transportation

While purchased transportation costs for the second quarter of 2016 decreased 10.8%, purchased transportation increased as a percentage of revenue and base revenue primarily from a 17.6% increase in the size of the Company’s independent contractor fleet, offset by a 14.4% decrease in USAT Logistics operating revenue. Moving forward, the Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet, which could further increase purchased transportation expense. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital expenditures.

For the six months ended June 30, 2016, the decrease in purchased transportation expense was primarily due to the lower freight volumes in USAT Logistics partially offset by the 16.3% growth in the size of the independent contractor fleet. As a percentage of consolidated operating revenue, purchased transportation increased 3.2 percentage points year-over-year, due primarily to the growth in the Company’s independent contractor fleet mentioned above.

Gain on disposal of assets, net

The decreases in gain on disposal of assets, net, during the 2016 periods reflect higher fleet reductions in the 2015 periods compared to the 2016 periods in connection with the Company’s actions to reduce its fleet through the accelerated disposal of older tractors to reduce the number of unseated tractors and dispositions of high costs trailers, partially offset by lower used equipment prices in the 2016 periods resulting from a deterioration in the used equipment market. Going forward, the Company expects gains on the sale of revenue equipment to be less significant than in 2015.

Restructuring, impairment and other costs

See Note 13 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the restructuring, impairment and other costs incurred during the three and six months ended June 30, 2016.

Other expenses

The decrease in other expenses primarily reflects a decrease in the Company’s professional and consulting fees, offset by higher bad debt and licensing fees related to technology upgrades.

Interest expense

For both the three and six months ended June 30, 2016, interest expense increased primarily due to the increased usage on the Company’s revolving line of credit to fund the Company’s equity repurchase program and purchase of revenue equipment. During the trailing twelve months ended June 30, 2016, the Company increased its debt outstanding by $46.7 million.

Income tax expense

The Company’s effective tax rate was 5.3% and 30.7% for the three and six months ended June 30, 2016, respectively. The effective tax rate for the three and six months ended June 30, 2015 was 43.4% and 43.8% respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem payments to Company drivers. The recurring impact of this permanent non-deductible difference incurred causes the Company’s tax rate to increase as its pre-tax earnings or loss approaches zero. Generally, as pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate is more significant. Because the Company continued to incur losses during the three month period ended June 30, 2016, the estimated provision calculation was updated to reflect the impact of the non-deductible expenses on the effective tax rate. This resulted in a reduction to the effective tax rate during the three months ended June 30, 2016. Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to participate in the per diem program.

When the result of the expected annual effective tax rate is not deemed reliable, as was the case for the second quarter of 2016, and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

Liquidity and Capital Resources

The Company’s business has required, and will continue to require, significant investments. In the Company’s Trucking segment, where capital investments are substantial, the primary investments are in new tractors and trailers and to a lesser extent, in technology and working capital. In the Company’s USAT Logistics business, where the required level of capital investment is modest in relation to that which is required in the Company’s Trucking segment, the primary investments are in technology and working capital. The Company’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment and, to a lesser extent, capital and operating leases. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

Debt and capital leases increased during the second quarter by $27.3 million, sequentially to $132.5 million. Net of cash, debt represented 64.9% of total capitalization. The Company had approximately $67.8 million available under the Credit Facility as of June 30, 2016. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment. The Company had approximately $58 million available under its credit facility as of July 31, 2016.

The Company may change the amount of the capital expenditures based on operating performance. Should capital expenditures be decreased for tractors and trailers, the Company would expect the average age of the equipment in the fleet to increase.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2016	2015

Net cash provided by operating activities	$15,396	$39,579
Net cash used in investing activities	(14,369)	(4,697)
Net cash provided by (used in) financing activities	8	(34,383)

Operating Activities – Cash generated from operations decreased $24.2 million in the first six months of 2016, compared to the same period in 2015. This decrease was primarily due to the Company’s increase in days sales outstanding resulting from a change in terms for a large customer during the year, as well as a decrease of $13.3 million in operating income.

Investing Activities – For the six months ended June 30, 2016, net cash used in investing activities was $14.4 million, compared to $4.7 million during the same period in 2015. The $9.7 million increase in cash used in investing activities primarily reflects a $6.4 million increase in capital expenditures and a decrease of $3.3 million in proceeds from the sale of equipment.

Financing Activities – Cash provided by financing activities was zero for the first six months of 2016, compared to $34.4 million used in financing activities during the same period in 2015. During the six months ended June 30, 2016, the Company had net borrowings of long-term debt, financing notes and capital leases of $46.2 million, as well as continued its capital allocation methodology and repurchased approximately 1.2 million shares for $20.9 million.

Debt and Capitalized Lease Obligations

See notes 7 and 8 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the revolving Credit Facility and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment and certain facilities. As of June 30, 2016, the Company leased certain revenue equipment and information technology software under operating leases. Assets held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such assets are reflected in the condensed consolidated statements of operations and comprehensive (loss) income in the “Equipment rent” and, for office equipment, in the “Operations and maintenance” line items. Equipment rent related to the Company’s revenue equipment operating leases was $1.9 million and $0.9 million for the quarter ended June 30, 2016 and 2015, respectively. Rent expense related to the Company’s revenue equipment operating leases was $3.7 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively. Rent expense related to the other equipment and facilities leases was $0.5 million and $0.6 million for the quarter ended June 30, 2016, and 2015, respectively. Rent expense related to the other equipment and facilities leases was $0.8 million and $0.9 million for the six months ended June 30, 2016, and 2015, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

The following table represents outstanding contractual obligations for rental expense under operating leases as of June 30, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$1,486	$414	$652	$372	$48
Computer hardware rented	470	235	235	--	--
Revenue equipment	25,798	7,443	13,420	4,935	--
Total rental obligations	$27,754	$8,092	$14,307	$5,307	$48

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items cannot be recovered with respect to empty and out-of-route miles, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the inverse is true. Overall, the market fuel prices per gallon were approximately 19.3% lower during second quarter of 2016 than they were in the same period in 2015, as reported by the DOE.

As of June 30, 2016, the Company did not have any long-term fuel purchase contracts, and has not entered into any hedging arrangements.

Equity

As of June 30, 2016, the Company had stockholders’ equity of $70.0 million and total debt and capital leases including current maturities, of $132.5 million, resulting in a total debt, less cash, to total capitalization ratio of 64.9% compared to 51.9% as of December 31, 2015.

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

As of June 30, 2016, the Company had no commitments for the acquisition of non-revenue equipment and approximately $23.0 million of commitments outstanding for the acquisition of revenue equipment. It is anticipated that the Company will be taking delivery of these acquisitions throughout the remainder of 2016 and the first quarter of 2017.

During the six months ended June 30, 2016, the Company received proceeds from the sale of property and equipment of approximately $12.7 million and purchased approximately $27.0 million of property and equipment.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. USA Truck bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the three months ended June 30, 2016, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage determined based on the Company’s attainment of certain financial ratios. As of June 30, 2016, the Company had $97.0 million outstanding pursuant to its Credit Facility, excluding letters of credit of $4.3 million. Assuming the outstanding balance as of June 30, 2016 remained constant; a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $1.0 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company has seen a significant decrease. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of June 30, 2016, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2016, a 10% increase in the average price per gallon would result in a $1.5 million increase in fuel expense.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Accounting Officer (the “PAO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of June 30, 2016 the PEO and PAO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the PEO and PAO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has confidence in the Company’s internal controls and procedures. Nevertheless, management, including the PEO and PAO, does not expect that the disclosure procedures and controls or the internal controls will prevent all errors or intentional fraud. An internal controls system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, have been detected.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2015, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. In addition to the risk factors disclosed in our Form 10-K for the year ended December 31, 2015, our investors and stockholders should consider the following:

We cannot guarantee that our share repurchase program will not negatively impact our stock price or financial condition.

Our board of directors has approved a share repurchase program under which we may purchase up to two million shares of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases will be at management's discretion and will depend on market conditions, corporate and regulatory requirements, and other factors. There can be no assurance that repurchases will be made at the best possible price. We are not required to repurchase shares under the repurchase program, and we may modify, suspend, or terminate the repurchase program at any time for any reason. As of June 30, 2016, 882,687 shares remain available for repurchase under our current share repurchase program. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings or loss per share. When we are operating at net loss, share repurchases increase the amount of loss per share.  Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the share repurchase program, the availability of funds necessary to continue purchasing stock, and provisions in our credit facility that restrict repurchases based upon availability. In addition, we have incurred indebtedness in connection with repurchases, which has reduced availability on our credit facility, reduced our net worth, and increased our debt-to-capitalization ratio.  Accordingly, our share repurchase program could adversely affect our earnings, cash flows, liquidity, and ability to refinance our credit facility, any of which could negatively impact our stock price or financial condition.

Further, we are restating the two previously disclosed risk factors entitled “We may not be successful in implementing new management, operating procedures, and cost savings initiatives as part of our long-term turnaround plan" and “Seasonality and the impact of weather affect our operations and profitability,” such that those risk factors are deleted and replaced in their entirety with the following:

We may not be successful in implementing new management, operating procedures, and cost savings initiatives as part of our long-term turnaround plan.

As part of the long-term turnaround plan, we have implemented changes to our management team and structure, as well as operating procedures. These changes may not be successful or may not achieve the desired results. Additional training or different personnel may be required, which may result in additional expense, additional turnover in our senior management team, delays in obtaining results, or disruptions to operations. Some of these implemented changes include customer service and driver management changes, downsizing our tractor and trailer fleet, and cost savings initiatives. These changes and initiatives may not improve our results of operations, including asset productivity, tractor utilization, return on invested capital, driver retention and base revenue per mile. In addition, we may not be successful in achieving the expected savings in our cost structure, including the areas of insurance and claims, equipment maintenance, equipment operating costs, and fuel economy, and we may not negotiate or receive optimal prices for equipment disposals in connection with our fleet downsizing. Consequently, our revenue, financial results, and ability to operate profitably could be negatively impacted. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our new or growing services. There is no assurance we will be successful in achieving our long-term turnaround plan and initiatives. If we are unsuccessful in implementing our long-term turnaround plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We could also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms and floods that could make our results of operations more volatile. Consequently, weather and other seasonal events could adversely affect our operating results. Past seasonal trends may not be predictive of future trends, and our operating results may not follow past seasonal trends.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of USA Truck during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	238,462	$17.57	238,462	1,362,368
May 1-31, 2016	230,575	18.88	230,575	1,131,793
June 1-30, 2016	249,106	19.65	249,106	882,687
Total	718,143	$18.69	718,143	882,687

(1)

Share repurchase program authorized by the Company’s Board of Directors during January 2016. See Note 4 to the Company’s condensed consolidated financial statements included in Part I, Item I, in this Form 10-Q for further discussion of the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

The Company appointed Joseph M. Kaiser as its Principal Financial Officer ("PFO"), effective August 3, 2016. Mr. Kaiser will continue to serve as the Company's Vice President and Chief Accounting Officer.

Mr. Kaiser, 39, has served as our Vice President and Chief Accounting Officer since February 2016. Mr. Kaiser previously served as our Vice President and Corporate Controller from July 2014 to February 2016. Prior to joining the Company, Mr. Kaiser served in a number of leadership positions at Swift Transportation Company, a publicly traded truckload carrier, from March 2012 through July 2014, ultimately serving as Director of Financial Reporting. Mr. Kaiser served as Corporate Accounting Manager of American Land Lease, Inc., a real estate investment trust that owned and managed residential land lease communities, from 2010 through March 2012. Mr. Kaiser served in various audit capacities at Deloitte & Touche LLP from 2007 to 2010, for both public and privately held companies. Mr. Kaiser is a certified public accountant.

In connection with his appointment as PFO, on August 3, 2016, the Executive Compensation Committee of the Company's board of directors (the "Committee") approved compensation for Mr. Kaiser, in addition to the compensation Mr. Kaiser receives as the Company's Vice President and Chief Accounting Officer, as follows: (i) $8,000 per month from May 19, 2016, the date employment terminated for the Company's former Chief Financial Officer, prorated for any partial months, half of which will be paid monthly in accordance with the Company’s ordinary payroll practices, and the other half of which will be paid in a lump sum as soon as practicable following the conclusion of Mr. Kaiser's service as PFO or his appointment as Chief Financial Officer, (ii) a time-based equity award of 8,400 shares to vest in equal annual installments over four years, starting on August 3, 2017, subject to continued employment and certain other forfeiture and vesting provisions, (iii) upon a qualifying severance event, subject to other customary provisions, twelve (12) months of salary continuation, excluding any additional compensation received by Mr. Kaiser for his role as PFO, plus an amount equal to his short-term cash incentive target ("STI Target"), and (iv) upon qualifying termination following a change-in-control event, subject to other customary provisions, (y) a lump sum payment equal to one hundred fifty percent (150%) of his annual base salary, excluding any additional compensation received by Mr. Kaiser for his role as PFO, plus the STI Target, and (z) reimbursement, on an after-tax basis, of any premiums paid by Mr. Kaiser pursuant to the provisions of the Consolidated Omnibus Budget Reconciliation Act of 1995, as amended, for a period of eighteen (18) months. Mr. Kaiser agreed to certain non-solicitation, non-competition and confidentiality covenants.

There is no arrangement or understanding between Mr. Kaiser and any other person pursuant to which Mr. Kaiser was appointed PFO. There are no transactions in which Mr. Kaiser has an interest requiring disclosure under Item 404(a) of Regulation S-K.

On August 3, 2016, the Committee granted a time-based equity award of 3,300 shares to Christian C. Rhodes, a Named Executive Officer of the Company serving as Chief Information Officer, to vest in equal annual installments over four years, starting on August 3, 2017, subject to continued employment and certain other forfeiture and vesting provisions.

Item 7.01 Regulation FD Disclosure

The Company also announced the termination of repurchases of Company shares pursuant to its 10b5-1 trading plan that it entered into for the purpose of repurchasing shares under the Company’s existing repurchase authorization. The Company’s repurchase authorization, which originally authorized the repurchase of up to two million shares of the Company’s common stock, remains in place, and is set to expire in February 2019 unless earlier terminated or extended by the board of directors.

Item 6.	EXHIBITS

Exhibit Number		Exhibit
3.1

Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended June 30, 2013).

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

10.1	*#	Separation Agreement, dated May 19, 2016, by and between the Company and Michael K. Borrows.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Accounting Officer (performing functions similar to a principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Accounting Officer (performing functions similar to a principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	Management contract or compensatory plan, contract or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	August 9, 2016	By:	/s/ John R. Rogers
(Signature) John R. Rogers
Executive President and Chief Executive Officer

Date:	August 9, 2016	By:	/s/ Joseph M. Kaiser
(Signature) Joseph M. Kaiser
Principal Accounting Officer