Form 10-Q
period 2016-09-30
USA TRUCK INC
filed 2016-11-09
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock, as of October 27, 2016, was 8,289,699.

	USA TRUCK, INC.

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015	2
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited) – Three Months and Nine Months Ended September 30, 2016 and September 30, 2015	3
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) – Nine Months Ended September 30, 2016	4
	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2016 and September 30, 2015	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	26
4.	Controls and Procedures	27
	PART II – OTHER INFORMATION
1.	Legal Proceedings	27
1A.	Risk Factors	27
2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
3.	Defaults Upon Senior Securities	28
4.	Mine Safety Disclosures	28
5.	Other Information	28
6.	Exhibits	29
	Signatures	30

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash	$142	$87
Accounts receivable, net of allowance for doubtful accounts of $607 and $608, respectively	54,361	53,324
Other receivables	3,642	5,094
Inventories	382	748
Assets held for sale	9,067	7,979
Income taxes receivable	9,373	6,159
Prepaid expenses and other current assets	3,667	4,876
Total current assets	80,634	78,267
Property and equipment:
Land and structures	32,463	32,910
Revenue equipment	277,670	289,045
Service, office and other equipment	24,519	22,156
Property and equipment, at cost	334,652	344,111
Accumulated depreciation and amortization	(105,539)	(137,327)
Property and equipment, net	229,113	206,784
Other assets	1,243	1,405
Total assets	$310,990	$286,456
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,075	$24,473
Current portion of insurance and claims accruals	11,470	10,706
Accrued expenses	8,969	8,836
Current maturities of capital leases	17,071	12,190
Total current liabilities	65,585	56,205
Deferred gain	651	701
Long-term debt, less current maturities	99,700	70,400
Capital leases, less current maturities	34,357	18,845
Deferred income taxes	40,082	37,943
Insurance and claims accruals, less current portion	8,558	8,585
Total liabilities	248,933	192,679
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized	--	--
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 12,157,843 shares, and 11,946,253 shares, respectively	121	119
Additional paid-in capital	67,907	67,370
Retained earnings	61,984	65,871
Less treasury stock, at cost (3,865,481 shares, and 2,286,608 shares, respectively)	(67,955)	(39,583)
Total stockholders’ equity	62,057	93,777
Total liabilities and stockholders’ equity	$310,990	$286,456

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Operating revenue	$105,458	$123,490	$325,964	$389,950

Operating expenses:
Salaries, wages and employee benefits	29,131	32,028	92,332	105,536
Fuel and fuel taxes	10,932	12,960	32,512	47,195
Depreciation and amortization	7,411	8,702	22,282	29,951
Insurance and claims	5,620	5,405	15,826	17,502
Equipment rent	1,861	1,094	5,582	2,743
Operations and maintenance	8,170	10,439	27,682	31,340
Purchased transportation	37,218	40,613	111,650	122,029
Operating taxes and licenses	1,003	1,439	3,384	4,221
Communications and utilities	673	989	2,404	2,732
Gain on disposal of assets, net	(181)	(3,008)	(759)	(5,766)
Restructuring, impairment and other costs	--	2,893	5,264	2,893
Other	3,578	4,477	10,683	13,775
Total operating expenses	105,416	118,031	328,842	374,151
Operating income (loss)	42	5,459	(2,878)	15,799

Other expenses:
Interest expense, net	913	493	2,209	1,672
Loss on extinguishment of debt	--	--	--	750
Other, net	87	78	423	650
Total other expenses, net	1,000	571	2,632	3,072
(Loss) income before income taxes	(958)	4,888	(5,510)	12,727
Income tax (benefit) expense	(224)	2,161	(1,623)	5,595

Net (loss) income and comprehensive (loss) income	$(734)	$2,727	$(3,887)	$7,132

Net (loss) income per share information:
Average shares outstanding (basic)	8,069	10,442	8,736	10,439
Basic (loss) earnings per share	$(0.09)	$0.26	$(0.44)	$0.68

Average shares outstanding (diluted)	8,069	10,470	8,736	10,515
Diluted (loss) earnings per share	$(0.09)	$0.26	$(0.44)	$0.68

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2015	11,946	$119	$67,370	$65,871	$(39,583)	$93,777
Exercise of stock options	2	--	3	--	--	3
Excess tax benefit from exercise of stock options	--	--	(75)	--	--	(75)
Purchase of treasury stock	--	--	(40)	--	(28,372)	(28,412)
Share-based compensation	--	--	695	--	--	695
Restricted stock award grant	301	3	(3)	--	--	--
Forfeited restricted stock	(88)	(1)	1	--	--	--
Net share settlement related to restricted stock vesting	(3)	--	(44)	--	--	(44)
Net loss	--	--	--	(3,887)	--	(3,887)
Balance at September 30, 2016	12,158	121	67,907	61,984	(67,955)	62,057

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net (loss) income	$(3,887)	$7,132
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,282	29,951
Provision for doubtful accounts	458	360
Deferred income tax (benefit), net	2,139	(7,931)
Share-based compensation	695	802
Gain on disposal of assets, net	(759)	(5,766)
Loss on extinguishment of debt	--	750
Impairment of property and equipment	1,070	--
Change in vacation policy	--	(1,383)
Asset valuation reserve	--	281
Other	(49)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(3,257)	14,077
Inventories and prepaid expenses	1,575	1,132
Accounts payable and accrued liabilities	3,418	18,513
Insurance and claims accruals	1,315	1,248
Other long-term assets and liabilities	162	(374)
Net cash provided by operating activities	25,162	58,786

Investing activities:
Capital expenditures	(62,435)	(45,000)
Proceeds from sale of property and equipment	22,564	31,212
Proceeds from operating sale leaseback	--	7,975
Net cash used in investing activities	(39,871)	(5,813)

Financing activities:
Borrowings under long-term debt	62,341	112,237
Payments on long-term debt	(33,041)	(132,356)
Payments on capitalized lease obligations	(7,530)	(25,658)
Net change in bank drafts payable	1,595	(3,422)
Excess tax (benefit) payments from exercise of stock options	(75)	837
Principal payments on note payable	--	(896)
Purchase of common stock	(28,372)	(4,702)
Proceeds from capital sale leaseback	19,927	3,156
Net payments on stock-based awards	(81)	(242)
Net cash provided by (used in) financing activities	14,764	(51,046)

Increase in cash	55	1,927
Cash:
Beginning of period	87	205
End of period	$142	$2,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,199	$1,623
Income taxes	158	2,996
Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	--	8,422

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2 – NOTE RECEIVABLE

During 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the Company received cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million due November 2015, which was recorded in the line item “Other receivables” in the accompanying condensed consolidated balance sheets. The purchaser/debtor defaulted on the note receivable by not making the principal payment in November 2015, and the Company is undertaking actions to collect. The note receivable is collateralized by a first priority mortgage on the property. The Company believes, based on a recent appraisal, the value of the property exceeds the amount of the note receivable plus collection costs. Accordingly, no valuation allowance has been recorded. The Company had previously deferred $0.7 million of gain on the sale of the property, with gain recognized into earnings only as payments on the note receivable were received.

In February 2016, the Company and the purchaser-debtor modified the original asset sale agreement (hereinafter referred to as the “Original Agreement”) for the property as a result of the default by the purchaser debtor in November 2015. The modifications to the Original Agreement are as follows:

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

NOTE 3 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan (the “Prior Plan”) and provides for the granting of equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants, in addition to the shares available under the Prior Plan on the effective date of the “Incentive Plan”. As of September 30, 2016, 140,071 shares remain available for the issuance of future equity-based compensation awards.

NOTE 4 – REPURCHASE OF EQUITY SECURITIES

On February 2, 2016 the Company announced the board of directors had authorized the repurchase of up to two million shares of the Company’s common stock, which will expire in February 2019 unless earlier terminated or extended by the board of directors. During the nine months ended September 30, 2016, the Company, through a Rule 10b5-1 plan, repurchased 1,583,249 shares at an average price of $18.05 per share for an aggregate cost of approximately $28.4 million. At September 30, 2016, 463,013 shares remain available for repurchase.

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

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenue
Trucking revenue	$73,644	$85,369	$225,430	$275,617
Trucking intersegment eliminations	(277)	(387)	(857)	(1,421)
Trucking operating revenue	73,367	84,982	224,573	274,196
USAT Logistics revenue	33,476	39,505	106,473	119,781
USAT Logistics intersegment eliminations	(1,385)	(997)	(5,082)	(4,027)
USAT Logistics operating revenue	32,091	38,508	101,391	115,754
Total operating revenue	$105,458	$123,490	$325,964	$389,950

Operating revenue includes foreign revenue generated in Mexico and Canada of $9.4 million and $28.7 million for the three and nine months ended September 30, 2016, respectively, and $10.7 million and $32.5 million for the three and nine months ended September 30, 2015, respectively. All foreign revenue is collected in US dollars.

A summary of operating income (loss) by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating income (loss)
Trucking	$(1,505)	$2,460	$(8,607)	$6,565
USAT Logistics	1,547	2,999	5,729	9,234
Total operating income (loss)	$42	$5,459	$(2,878)	$15,799

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation and amortization
Trucking	$7,298	$8,608	$21,918	$29,733
USAT Logistics	113	94	364	218
Total depreciation and amortization	$7,411	$8,702	$22,282	$29,951

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Salaries, wages and employee benefits	$2,157	$4,359
Federal and state tax accruals	3,710	1,712
Restructuring, impairment and other costs (1)	1,632	773
Accrued third party maintenance	14	525
Other	1,456	1,467
Total accrued expenses	$8,969	$8,836

(1)	Refer to Note 13 of the footnotes to the Company’s condensed consolidated financial statements for additional information regarding the restructuring, impairment and other costs.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Revolving credit agreement	$99,700	$70,400
Total debt	$99,700	$70,400

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under and terminated its prior credit facility.

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that was set at 0.50% through May 31, 2016 and adjusted quarterly thereafter between 0.25% and 1.00% based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that was set at 1.50% through May 31, 2016 and adjusted quarterly thereafter between 1.25% and 2.00% based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility (the “Swing line”) in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $170.0 million; or (B) the sum of (i) 90% of eligible investment grade accounts receivable (reduced to 85% in certain situations), plus (ii) 85% of eligible non-investment grade accounts receivable, plus (iii) the lesser of (a) 85% of eligible unbilled accounts receivable and (b) $10.0 million, plus (iv) the product of 85% multiplied by the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (v) 85% multiplied by the net book value of otherwise eligible newly acquired revenue equipment that has not yet been subject to an appraisal. The Credit Facility contains a single springing financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant applies only in the event excess availability under the Credit Facility drops below 10% of the lenders’ total commitments under the Credit Facility.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated. The Credit Facility contains certain restrictions and covenants relating to, among other things, share repurchase, dividends, liens, acquisitions and dispositions, affiliate transactions, and the incurrence of other indebtedness.

The average interest rate, including all borrowings made under the Credit Facility, as of September 30, 2016 was 2.5%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of September 30, 2016, the Company had outstanding $4.3 million in letters of credit and had approximately $51.0 million available under the Credit Facility.

Note 8 – LEASES AND Commitments

CAPITAL LEASES

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
September 30, 2016	$66,976	15,294	51,682
December 31, 2015	45,170	12,896	32,274

The Company has capitalized lease obligations at September 30, 2016 of $51.4 million, of which $17.1 million represents the current portion. Such leases have various termination dates extending through September 2020 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from nil to 3.11% as of September 30, 2016. The lease agreements require payment of property taxes, maintenance and operating expenses. Amortization of capital leases was $1.8 million and $4.3 million for the three and nine months ended September 30, 2016, respectively, and $1.8 million and $7.0 million for the three and nine months ended September 30, 2015, respectively.

During the three months ended September 30, 2016, the Company completed two sale-leaseback transactions under which it sold certain owned tractors to an unrelated party for net proceeds of $19.9 million and entered into two capital leases each with a term of 48 months with the buyer. At September 30, 2016, the Company recorded a liability of approximately $0.1 million representing the total gain on the sales and will amortize such amount to earnings ratably over the lease term. The deferred gain is included in the deferred gain line item on the accompanying condensed consolidated balance sheets.

OPERATING LEASES

The Company has entered into leases with lessors who do not participate in the Credit Facility. Rent expense associated with operating leases was $2.3 million and $7.2 million for the three and nine months ended September 30, 2016, respectively, and $1.7 million and $4.5 million for the three and nine months ended September 30, 2015, respectively. Rent expense relating to revenue equipment is included in the “Equipment rent,” line item while rent expense relating to office equipment and other operating equipment is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of operations.

As of September 30, 2016, the future minimum payments, including interest, under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment, and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2016	2017	2018	2019	2020	Thereafter
Capital leases	$18,134	8,948	6,219	20,921	--	--
Operating leases	8,134	7,937	5,526	3,988	159	241

OTHER COMMITMENTS

As of September 30, 2016, the Company had $5.5 million in commitments for purchases of revenue equipment.

NOTE 9 – INCOME tAXES

During the three months ended September 30, 2016 and 2015, the Company’s effective tax rate was 23.4% and 44.2%, respectively. During the nine months ended September 30, 2016 and 2015, the Company’s effective tax rates were 29.5% and 44.0%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for the Company’s drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially nondeductible under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on the effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on the Company’s effective tax rate can be significant. Due to the effect of per diem pay, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

When the result of the expected annual effective tax rate is not deemed reliable, as was recently the case for the second and third quarters of 2016, and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(734)	$2,727	$(3,887)	$7,132
Denominator:
Denominator for basic earnings per share – weighted average shares	8,069	10,442	8,736	10,439
Effect of dilutive securities:
Employee stock options and restricted stock	--	28	--	76
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	8,069	10,470	8,736	10,515
Basic (loss) earnings per share	$(0.09)	$0.26	$(0.44)	$0.68
Diluted (loss) earnings per share	$(0.09)	$0.26	$(0.44)	$0.68
Weighted average anti-dilutive employee stock options and restricted stock	17	59	12	69

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019, will require a modified retrospective transition approach and will include a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

NOTE 13 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

During the first quarter of 2016, the Company took steps to streamline and simplify its operations to better align its cost structure. In the Company’s Trucking segment, the Company closed its maintenance facilities in Forest Park, Georgia and South Holland, Illinois. Additionally, in the Company’s USAT Logistics segment, the Company closed branch offices located at Olathe, Kansas and Salt Lake City, Utah.

The headcount reduction reflected a total of 47 team members across multiple departments, including two contractors. Employees separated from the Company as a result of these streamlining initiatives were offered severance benefits and the termination was communicated to them on or prior to March 31, 2016. The agreements with the contractors were cancelled and cancellation penalties will be paid, where required. The expenses recorded during the quarter ended March 31, 2016, included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included facility lease termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. At March 31, 2016, the Company incurred total pretax expenses of approximately $3.5 million related to these streamlining initiatives.

The following table summarizes the Company’s liabilities, charges, and cash payments related to the restructuring plan made during the nine months ended September 30, 2016 (in thousands):

	Accrued Balance December 31, 2015	Costs Incurred March 31, 2016	Payments	Expenses/ Charges	Accrued Balance September 30, 2016
Compensation and benefits	$753	$768	$(1,349)	$(3)	$169
Facility closing expenses	20	2,779	(1,050)	(286)	1,463
Spartanburg impairment	--	546	--	(546)	--
Fuel tank write-off	--	524	--	(524)	--
Out of period adjustment	--	647	--	(647)	--
Total	$773	$5,264	$(2,399)	$(2,006)	$1,632

	Costs Incurred
	Nine Months Ended September 30,
	2016	2015
Trucking	$4,848	$2,893
USAT Logistics	416	--
Total	$5,264	$2,893

On May 19, 2016, (the “Separation Date”), the Company’s board of directors unanimously approved a separation agreement between Michael K. Borrows and the Company (the “Separation Agreement”) and accepted Mr. Borrows’ resignation as Executive Vice President and Chief Financial Officer. The benefits provided to Mr. Borrows under the Separation Agreement are substantially consistent with benefits Mr. Borrows would have been entitled to receive under his previously disclosed Executive Severance and Change in Control Agreement, dated July 29, 2015, if the Company had terminated his employment without Cause (as defined therein). Under the terms of the Separation Agreement Mr. Borrows will receive: (i) severance pay equal to his current base salary ($300,000 per year) for a period of eighteen months following the Separation Date and (ii) a lump sum payment of $180,000, representing the target amount of short term cash incentive compensation that would have been awarded to and earned by him under the 2016 Management Bonus Plan, assuming all performance and other vesting criteria were satisfied at the target level for 2016. In addition, the Separation Agreement contains a customary release of claims, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company. During second quarter 2016, the Company recognized severance costs associated with Mr. Borrows’ departure of approximately $0.7 million, which are recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. At September 30, 2016, the Company has approximately $0.4 million accrued for severance benefits still to be paid to Mr. Borrows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, operating ratio (or operating margin), and return on equity or invested capital
●	revenues, expenses and other financial items;
●	any statement of plans;
●	strategies and objectives of management for future operations;
●	any statements concerning proposed new services or developments;
●	any statements regarding future economic conditions and performance; and
●	any statements of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	future driver market,
●	future driver and customer-facing employees compensation,
●	future ability to recruit and retain drivers and customer-facing employees,
●	future driver recruiting costs,
●	the amount and timing of future acquisitions and dispositions of revenue equipment and anticipated gains/losses resulting from dispositions,
●	our belief that improved safety features on tractors we purchase will result in fewer claims,
●	future profitability,
●	future industry capacity,
●	future benefits of restructuring actions,
●	future pricing rates,
●	future fuel efficiency,
●	future fuel prices and surcharges,
●	future insurance and claims expense,
●	future ability to recover costs through the fuel surcharge program,
●	future employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future depreciation and amortization expense,
●	future effects of inflation,
●	future indebtedness, expected amount and timing of capital expenditures,
●	the future impact of pending litigation and claims against us,
●	the sufficiency of our liquidity and sources of capital resources,
●	the future use of derivative financial instruments,
●	our intention to grow our independent contractor fleet,
●	the impact of our per diem pay program, and
●	future income tax rates,

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” ”would,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this report. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in management’s expectations with regard thereto or any change in the events, conditions, or circumstances on which any such information is based, except as required by law.

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

Revenue for the Company’s Trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the base revenue per loaded mile received from customers, total number of tractors being operated, and average miles per tractor being operated. The Company enhances its operating revenue by charging for fuel surcharges and other ancillary services such as stop-off pay, loading and unloading activities, and tractor and trailer detention.

Operating expenses that have a major impact on the profitability of the Trucking segment fall into two categories: variable and fixed. The largest portion is the variable costs of transporting freight for customers. Variable or largely variable costs include driver wages and benefits, fuel and fuel taxes, payments to independent contractors for purchased transportation, operating and maintenance expense and insurance and claims expense. The costs vary mostly according to miles operated, but also have controllable components based on percentage of compensated miles, shop and dispatch efficiency, safety, and claims experience.

The most significant fixed or mostly fixed expenses include the capital costs of our assets (depreciation, rent, and interest), compensation of non-driving employees, and portions of insurance and maintenance expenses. These expenses are partially controllable through managing our fleet size and facilities infrastructure, gaining headcount efficiency, and operating safely.

Fuel expense varies significantly with diesel fuel prices and is one of our most volatile variable expenses. To mitigate the Company’s exposure to fuel price increases, it recovers from its customers fuel surcharges that generally recoup a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although its fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Because of the volatility of fuel prices, the Company evaluates its profitability primarily based on net fuel cost per company tractor mile, because this measure reflects the net impact of fuel prices and surcharge collection, uncompensated miles, and changes in mix between company tractors and independent contractor tractor miles.

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

	Three Months Ended September 30,
	2016			2015
	$	% Operating Revenue	Adjusted Operating Ratio (2)	$	% Operating Revenue	Adjusted Operating Ratio (2)	% Change in Dollar Amounts
Base revenue	$94,661	89.8%		$109,752	88.9%		(13.8)%
Fuel surcharge revenue	10,797	10.2		13,738	11.1		(21.4)
Operating revenue	105,458	100.0%		123,490	100.0%		(14.6)

Operating expenses	105,416	100.0	100.0%	118,031	95.6	92.4%	(10.7)
Operating income	42	0.0	0.0	5,459	4.4	7.6	(99.2)

Other expenses:
Interest expense	913	0.9		493	0.4		85.2
Other, net	87	0.1		78	0.1		11.5
Total other expenses, net	1,000	1.0		571	0.5		75.1
(Loss) Income before income taxes	(958)	(0.9)		4,888	3.9		(119.6)
Income tax (benefit) expense	(224)	(0.2)		2,161	1.7		(110.4)

Net (loss) income	$(734)	(0.7)%		$2,727	2.2%		(126.9)%

	Nine Months Ended September 30,
	2016			2015
	$	% Operating Revenue	Adjusted Operating Ratio (2)	$	% Operating Revenue	Adjusted Operating Ratio (2)	% Change in Dollar Amounts
Base revenue	$296,191	90.9%		$342,444	87.8%		(13.5)%
Fuel surcharge revenue	29,773	9.1		47,506	12.2		(37.3)
Operating revenue	325,964	100.0%		389,950	100.0%		(16.4)

Operating expenses	328,842	100.9	99.0%	374,151	95.9	94.5%	(12.1)
Operating (loss) income	(2,878)	(0.9)	1.0	15,799	4.1	5.5	(118.2)

Other expenses:
Interest expense	2,209	0.7		1,672	0.4		32.1
Loss on extinguishment of debt (1)	--	--		750	0.2		(100.0)
Other, net	423	0.1		650	0.2		(34.9)
Total other expenses, net	2,632	0.8		3,072	0.8		(14.3)
(Loss) Income before income taxes	(5,510)	(1.7)		12,727	3.3		(143.3)
Income tax (benefit) expense	(1,623)	(0.5)		5,595	1.4		(129.0)

Net (loss) income	$(3,887)	(1.2)%		$7,132	1.8%		(154.5)%

(1)	Loss on extinguishment of debt represents the write-off of the deferred financing fees associated with the previous revolving credit facility during the first quarter of 2015.
(2)

The adjusted operating ratio calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and other items, as a percent of operating revenue excluding fuel surcharge revenue. Other items in this presentation are the restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits. See Note 13 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q. Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information” and “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.

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

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs, and severance costs included in salaries, wages and employee benefits, net of fuel surcharge, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted earnings per diluted share is defined as earnings or loss before income taxes plus loss on extinguishment of debt, restructuring, impairment and other costs, and severance costs included in salaries, wages and employee benefits reduced by our normalized statutory income tax rate, divided by weighted average diluted shares outstanding.

The Company’s board of directors and the chief operating decision-maker focus on adjusted operating ratio and adjusted earnings per diluted share as indicators of the Company’s performance from period to period.

Management believes removing the impact of the above described items from the Company’s operating results affords a more consistent basis for comparing results of operations. Management believes its presentation of adjusted operating ratio and adjusted earnings per diluted share is useful because it provides investors and securities analysts the same information that the Company uses internally for purposes of assessing its core operating performance.

Adjusted operating ratio and adjusted earnings per diluted share are not substitutes for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as adjusted operating ratio and adjusted earnings per diluted share. Although management believes that adjusted operating ratio and adjusted earnings per diluted share can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio and adjusted earnings per diluted share differently. As a result, it may be difficult to use adjusted operating ratio, adjusted earnings per diluted share or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Consolidated Reconciliations

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands):

Adjusted Operating Ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenue	$105,458	$123,490	$325,964	$389,950
Less:
Fuel surcharge revenue	10,797	13,738	29,773	47,506
Base revenue	94,661	109,752	296,191	342,444
Operating expense	105,416	118,031	328,842	374,151
Adjusted for:
Restructuring, impairment and other costs	--	(2,893)	(5,264)	(2,893)
Severance costs in salaries, wages and employee benefits	--	--	(697)	--
Fuel surcharge revenue	(10,797)	(13,738)	(29,773)	(47,506)
Adjusted operating expense	$94,619	$101,400	$293,108	$323,752
Operating ratio	100.0%	95.6%	100.9%	95.9%
Adjusted operating ratio	100.0%	92.4%	99.0%	94.5%

Adjusted (Loss) Earnings per Share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Loss) Earnings per diluted share	$(0.09)	$0.26	$(0.44)	$0.68
Adjusted for:
Loss on debt extinguishment	--	--	--	0.07
Severance costs in salaries, wages and employee benefits	--	--	0.08	--
Restructuring, impairment and other costs	--	0.28	0.60	0.28
Income tax expense effect of adjustments	--	(0.11)	(0.26)	(0.14)
Adjusted diluted (loss) earnings per share	$(0.09)	$0.43	$(0.02)	$0.89

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

Trucking Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$73,644	$85,369	$225,430	$275,617
Less: intersegment eliminations	277	387	857	1,421
Operating revenue	73,367	84,982	224,573	274,196
Less: fuel surcharge revenue	8,451	10,635	23,499	37,953
Base revenue	64,916	74,347	201,074	236,243
Operating expense	74,872	82,522	233,180	267,631
Adjusted for:
Restructuring, impairment and other costs	--	(2,893)	(4,848)	(2,893)
Severance costs in salaries, wages and employee benefits	--	--	(697)	--
Fuel surcharge revenue	(8,451)	(10,635)	(23,499)	(37,953)
Adjusted operating expense	$66,421	$68,994	$204,136	$226,785
Operating ratio	102.1%	97.1%	103.8%	97.6%
Adjusted operating ratio	102.3%	92.8%	101.5%	96.0%

USAT Logistics Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$33,476	$39,505	$106,473	$119,781
Less: intersegment eliminations	1,385	997	5,082	4,027
Operating revenue	32,091	38,508	101,391	115,754
Less: fuel surcharge revenue	2,346	3,103	6,274	9,553
Base revenue	29,745	35,405	95,117	106,201
Operating expense	30,544	35,509	95,662	106,520
Adjusted for:
Restructuring, impairment and other costs	--	--	(416)	--
Fuel surcharge revenue	(2,346)	(3,103)	(6,274)	(9,553)
Adjusted operating expense	$28,198	$32,406	$88,972	$96,967
Operating ratio	95.2%	92.2%	94.3%	92.0%
Adjusted operating ratio	94.8%	91.5%	93.5%	91.3%

Key Operating Statistics by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Trucking:
Operating revenue (in thousands)	$73,367	$84,982	$224,573	$274,196
Operating (loss) income (in thousands) (1)	$(1,505)	$2,460	$(8,607)	$6,565
Adjusted operating ratio (2)	102.3%	92.8%	101.5%	96.0%
Total miles (in thousands) (3)	43,365	44,559	132,216	143,927
Deadhead percentage (4)	13.2%	12.3%	12.8%	12.3%
Base revenue per loaded mile	$1.725	$1.902	$1.743	$1.871
Average number of in-service tractors (5)	1,742	1,838	1,797	2,025
Average number of seated tractors (6)	1,648	1,718	1,717	1,858
Average miles per seated tractor per week	2,002	1,973	1,967	1,986
Base revenue per seated tractor per week	$2,997	$3,293	$2,992	$3,260
Average loaded miles per trip	590	577	582	596

USAT Logistics:
Operating revenue (in thousands)	$32,091	$38,508	$101,391	$115,754
Operating income (in thousands) (1)	$1,547	$2,999	$5,729	$9,234
Net revenue (in thousands) (7)	$6,050	7,211	$19,481	$21,466
Gross margin percentage (8)	18.1%	18.3%	18.3%	17.9%

(1)	Operating income (loss) is calculated by deducting operating expenses from operating revenues.
(2)

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs, and severance costs included in salaries, wages and employee benefits net of fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue. See GAAP to non-GAAP reconciliation above.

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

Results of Operations—Segment Review

Trucking operating revenue

For the three months ended September 30, 2016, Trucking operating revenue decreased 13.7% to $73.4 million, compared to $85.0 million for the same period in 2015. Trucking base revenue decreased 12.7% to $64.9 million, compared to $74.3 million for the third quarter of 2015. The decrease in operating revenue was primarily due to downsizing of the tractor fleet conducted during 2015, which reduced the Company’s average year over year seated tractor count by approximately 4.1% and challenging industry conditions. The reduced tractor count also gave rise a 3.7% decrease in loaded miles, which resulted in a 20.5% decrease in fuel surcharge revenue for the quarter ended September 30, 2016. Other factors contributing to the decreases in both operating revenue and base revenue were a 9.3% decrease in base revenue per loaded mile and 0.9 percentage points higher deadhead percentage.

During the nine months ended September 30, 2016, Trucking operating revenue decreased 18.1% to $224.6 million, compared to $274.2 million for the same period of 2015. Trucking base revenue decreased 14.9% to $201.1 million, from $236.2 million for the same period in 2015. The decrease in operating revenues included a 38.1% decrease in fuel surcharge revenues, attributable to a 6.5% decrease in Trucking shipments and an 8.1% decrease in total miles driven. The remaining decreases in operating revenue and base revenue were attributable to 7.6% fewer seated tractors and a 6.8% decrease in Trucking base revenue per loaded mile. The loss of business from several customers contributed to the majority of the decrease in base revenue per loaded mile and in loaded miles during the year

The freight market was challenging in the first nine months of 2016. Freight rates and volumes continued to be affected by weak demand and excess trucking capacity. While Trucking capacity is currently available in the market, the Company believes significantly lower industry truck orders in recent months combined with the upcoming changes in Trucking regulations should begin to tighten the capacity market in future quarters. During the past year, the Company has continued to refine its network and focus on head-haul lanes versus the backhaul strategy which provided higher rates per mile during the strong freight environment experienced in recent years. Trends seen in recent customer bid activity have been mixed, as some customers continue to aggressively work to take advantage of the favorable shorter-term trends to the detriment of carriers. Based on the current rate and freight market, we believe it may be difficult to achieve base revenue per loaded mile increases on a year-over-year basis in the near term.

While freight levels in third quarter typically improve over first and second quarter levels, this did not come to fruition in 2016. Decreased seasonal freight, combined with the changes in customer contracts during the second quarter as mentioned above, was the primary reason for the decline in revenue performance indicators. While we are actively working with our customers to procure freight, we are also taking the necessary actions to maintain the appropriate fleet size and accelerating our tractor-trade cycle.

Trucking operating (loss) income

Trucking generated an operating loss of $1.5 million in the third quarter of 2016 compared with operating income of $2.5 million in the comparable 2015 period. Contributing factors to the difference were an approximately 5.8% decrease in Trucking shipments and a 9.0% reduction in base revenue per seated tractor per week associated with the loss of several significant customers during the second quarter and a softer freight environment, partially offset by cost savings efforts.

For the nine months ended September 30, 2016, Trucking generated an operating loss of $8.6 million, compared to operating income of $6.6 million in the 2015 period. This was reflected in an 8.1% decrease in total revenue miles, a 6.5% decrease in number of Trucking shipments, and a 7.3% decrease in base revenue per total mile.

USAT Logistics operating revenue

For the three months ended September 30, 2016, operating revenue for USAT Logistics decreased 16.7% to $32.1 million from $38.5 million, for the same period in 2015. Reduced operating revenue primarily related to a 24.4% decrease in fuel surcharge revenue. For the three months ended September 30, 2016, operating revenue per employee decreased 14.4%, compared to the same period in 2015. USAT Logistics’ base revenue decreased 16.0% for the three months ended September 30, 2016, over the same period in the prior year. The decrease in both base revenue and fuel surcharge revenue was largely due to the soft freight market and contributed to an 11.6% decrease in revenue per order. In the USAT Logistics segment, which requires much lower capital investment, the Company remains focused on gaining market share and improving net revenue.

For the nine months ended September 30, 2016, operating revenue decreased 12.4% to $101.4 million from $115.8 million, for the corresponding period in 2015. The reduced operating revenues primarily stemmed from a 34.3% reduction in fuel surcharge revenue, partially offset by a 7.5% increase in load volumes and a 2.2% increase in gross margin.

USAT Logistics operating (loss) income

USAT Logistics operating income decreased $1.5 million to $1.5 million in the third quarter of 2016, or 48.4%, compared to $3.0 million in the third quarter of 2015. Decreased operating income was largely due to the decreases in base revenue and fuel surcharge revenues attributable to the softer freight environment, which less effectively covered compensation expense, which increased slightly in the 2016 period compared with the 2015 period. As mentioned above, in the USAT Logistics segment, which requires much lower capital investment, the Company remains focused on gaining more market share and improving net revenue.

For the nine months ended September 30, 2016, operating income decreased 38.0% to $5.7 million from $9.2 million. Contributing to this were decreased revenues mentioned above, which less effectively covered our costs.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30,
	2016			2015				% Change
Operating Expenses:	$	% Operating Revenue	% Base Revenue (1)	$	% Operating Revenue	% Base Revenue (1)		2016 to 2015
Salaries, wages and employee benefits	$29,131	27.6%	30.8%	32,028	25.9%	29.2%		(9.0)%
Fuel and fuel taxes	10,932	10.4	0.1 (3)	12,960	10.5	(0.7	) (3)	(15.6)
Depreciation and amortization	7,411	7.0	7.8	8,702	7.0	7.9		(14.8)
Insurance and claims	5,620	5.3	5.9	5,405	4.4	4.9		4.0
Equipment rent	1,861	1.8	2.0	1,094	0.9	1.0		70.1
Operations and maintenance	8,170	7.8	8.6	10,439	8.5	9.5		(21.7)
Purchased transportation	37,218	35.3	39.3	40,613	32.9	37.0		(8.4)
Operating taxes and licenses	1,003	1.0	1.1	1,439	1.2	1.3		(30.3)
Communications and utilities	673	0.6	0.7	989	0.8	0.9		(32.0)
Gain on disposal of assets, net	(181)	(0.2)	(0.1)	(3,008)	(2.4)	(2.7)		(94.0)
Restructuring, impairment and other costs	--	--	--	2,893	2.3	N/A		N/A
Other	3,578	3.4	3.8	4,477	3.6	4.1		(20.1)
Operating expenses	$105,416	100.0%	100.0%	118,031	95.6%	92.4%		(10.7)%

	Nine Months Ended September 30,
	2016				2015				% Change
Operating Expenses:	$	% Operating Revenue	% Base Revenue (1)		$	% Operating Revenue	% Base Revenue (1)		2016 to 2015
Salaries, wages and employee benefits	$92,332	28.3%	31.0	% (2)	$105,536	27.1%	30.8%		(12.5)%
Fuel and fuel taxes	32,512	10.0	1.0	(3)	47,195	12.1	(0.1	) (3)	(31.1)
Depreciation and amortization	22,282	6.8	7.5		29,951	7.7	8.7		(25.6)
Insurance and claims	15,826	4.9	5.3		17,502	4.5	5.1		(9.6)
Equipment rent	5,582	1.7	1.9		2,743	0.7	0.8		103.5
Operations and maintenance	27,682	8.5	9.3		31,340	8.0	9.2		(11.7)
Purchased transportation	111,650	34.3	37.7		122,029	31.3	35.6		(8.5)
Operating taxes and licenses	3,384	1.0	1.2		4,221	1.1	1.2		(19.8)
Communications and utilities	2,404	0.7	0.8		2,732	0.7	0.8		(12.0)
Gain on disposal of assets, net	(759)	(0.2)	(0.3)		(5,766)	(1.5)	(1.7)		(86.8)
Restructuring, impairment and other costs	5,264	1.6	N/A		2,893	0.7	N/A		N/A
Other	10,683	3.3	3.6		13,775	3.5	4.0		(22.4)
Operating expenses	$328,842	100.9%	99.0%		$374,151	95.9%	94.4%		(12.1)%

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

Salaries, wages and employee benefits

The decrease in salaries, wages and employee benefits expense during the third quarter of 2016, when compared to the same quarter in 2015, was primarily due to a 10.0% decrease in the Company’s tractor fleet from our planned fleet reduction, partially offset by growth in our independent contractor fleet of 25.4%.  Additionally, health insurance expense decreased by approximately $0.8 million due to improved claims experience.

For the nine months ended September 30, 2016, the decrease in salaries, wages and employee benefits expense was primarily due to a 15.5% reduction in the Company’s tractor fleet and a 19.8% increase in the independent contractor fleet, partially offset by certain restructuring, impairment, and other costs and severance costs in the first and second quarters of 2016. Non-driver wages should continue to decrease as the Company right sizes its workforce and continues to align the number of drivers to non-drivers in the Trucking segment. USAT Logistics salaries, wages and employee benefits are expected to increase as we continue to increase customer facing positions.

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

Fuel and fuel taxes

For the first nine months of 2016 diesel fuel prices have increased approximately 12%, which compressed our discount margin and resulted in an increase in net fuel expense for both the three and nine month periods ended September 30, 2016 of approximately $0.9 million and $3.1 million, respectively.

The Company expects to continue managing its idle time and truck speeds, locking in fuel hedges when deemed appropriate and partnering with customers to adjust fuel surcharge programs to recover a fair portion of rising fuel costs. Going forward, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.

Equipment rent and depreciation and amortization

The increases in equipment rent during the three and nine month periods ended September 30, 2016, were the result of increased use of operating leases for the acquisition of revenue equipment due to favorable terms. Decreases in depreciation and amortization for both the three and nine month periods ended September 30, 2016 were primarily reflective of the 10.0% and 15.5% reductions, respectively, in the size of the Company tractor fleet resulting from fleet downsizing and the Company's continued focus on increasing its independent contractor fleet, partially offset by higher depreciation expense attributable to increased acquisition cost on new equipment. Our reduction in depreciation from the smaller fleet size more than offset increased equipment rent, which positively impacted our operating results.

The Company will continue its fleet reductions to match customer demand and load profitability initiatives. Further, the acquisition costs of new revenue equipment are expected to increase, largely due to the continued implementation of emissions requirements. During 2016, the Company has invested in tractors with improved safety features, which have an approximate 11% higher purchase price than 2015 tractor purchases. The Company believes the return on investment will be in fewer incidents of claims. As a result, management expects to see an increase in depreciation and amortization expense from new tractors, which should be offset to some degree by prior and potential future fleet reductions. Additionally, trailer purchases to reduce the average age of the fleet may result in an increase in depreciation and amortization expense.

Insurance and claims

Insurance and claims expense increased during the three months ended September 30, 2016 as a result of the most recent actuarial adjustment causing unfavorable rate development factors in our current year claims.

The decrease in insurance and claims expense during the nine months ended September 30, 2016, was the result of lower frequency of collisions resulting in a $1.8 million favorable collision expense variance partially offset by higher than expected claims experience associated with adverse development of prior year occurrences in the most recent actuarial report. As a result of the foregoing, our insurance and claims expense increased slightly as a percentage of operating revenue. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, and developments in prior-year claims. The Company expects insurance and claims expense to improve over the long-term.

Operations and maintenance

Operations and maintenance expense for the three months ended September 30, 2016 decreased due to acceleration of the removal of older tractors and trailers from the Company’s fleet. Overall, the size of the Company’s tractor fleet decreased 10.0% when compared to the same period in 2015.

During the nine months ended September 30, 2016, operations and maintenance expense decreased in terms of dollars, but increased in terms of a percentage of revenue and base revenue as the Company incurred higher than expected outside maintenance costs for roadside assistance and non-routine repairs. The size of the Company tractor fleet decreased 15.5% when compared to the same period in 2015, as a result of efforts by management to accelerate the removal of older tractors that require higher maintenance.

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

Purchased transportation

While purchased transportation costs for the third quarter of 2016 decreased 8.4%, purchased transportation increased as a percentage of revenue and base revenue primarily from a 25.4% increase in the size of the Company’s independent contractor fleet, offset by a 16.7% decrease in USAT Logistics operating revenue. Moving forward, the Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet, which could further increase purchased transportation expense. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital expenditures.

For the nine months ended September 30, 2016, the decrease in purchased transportation expense was primarily due to the lower freight volumes in USAT Logistics, partially offset by the 19.8% growth in the size of the independent contractor fleet. As a percentage of consolidated operating revenue, purchased transportation increased 3.0 percentage points year-over-year, due primarily to the growth in the Company’s independent contractor fleet mentioned above.

Gain on disposal of assets, net

The decreases in gain on disposal of assets, net, during the 2016 periods reflect higher fleet reductions in the 2015 periods compared to the 2016 periods. During the 2015 periods, the Company reduced its fleet and seated truck count through the accelerated disposal of older, less efficient tractors and trailers. Additionally, the deterioration in the used equipment market resulted in lower used equipment prices in the 2016 periods. Going forward, the Company expects gains on the sale of revenue equipment to be less significant than in 2015.

Restructuring, impairment and other costs

See Note 13 to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q of the restructuring, impairment and other costs incurred during the three and nine months ended September 30, 2016, which is incorporated herein by reference.

Other expenses

The decrease in other expenses primarily reflects a decrease in the Company’s professional and consulting fees, offset by increased bad debt expense and recruiting and relocation expenses.

Interest expense

For both the three and nine months ended September 30, 2016, interest expense increased primarily due to the increased usage on the Company’s revolving line of credit to fund the Company’s stock repurchase program and purchase of revenue equipment. During the nine months ended September 30, 2016, the Company increased its debt outstanding on its Credit Facility by $29.3 million.

Income tax expense

The Company’s effective tax rate was 23.4% and 29.5% for the three and nine months ended September 30, 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was 44.2% and 44.0% respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem payments to Company drivers. The recurring impact of this permanent non-deductible difference incurred causes the Company’s tax rate to increase as its pre-tax earnings or loss approaches zero. Generally, as pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate is more significant. Because the Company continued to incur losses during the three month period ended September 30, 2016, the estimated provision calculation was updated to reflect the impact of the non-deductible expenses on the effective tax rate. This resulted in a reduction to the effective tax rate during the three months ended September 30, 2016. Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to participate in the per diem program.

When the result of the expected annual effective tax rate is not deemed reliable, as was the case for the second and third quarters of 2016, and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

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

Debt and capital leases increased during the third quarter by $18.6 million, sequentially to $151.1 million. Net of cash, debt represented 70.8% of total capitalization. The Company had approximately $51.0 million available under the Credit Facility as of September 30, 2016. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

The Company may alter its levels of capital expenditures based on operating performance. Should capital expenditures be decreased for tractors and trailers, the Company would expect the average age of the equipment in the fleet to increase.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$25,162	$58,786
Net cash used in investing activities	(39,871)	(5,813)
Net cash provided by (used in) financing activities	14,764	(51,046)

Operating Activities – Cash generated from operations decreased $33.6 million in the first nine months of 2016, compared to the same period in 2015. This decrease was primarily due to a decrease of $18.7 million in operating income, as well as an increase in days sales outstanding resulting from a change in terms for a large customer during the year.

Investing Activities – For the nine months ended September 30, 2016, net cash used in investing activities was $39.9 million, compared to $5.8 million during the same period in 2015. The $34.1 million increase in cash used in investing activities primarily reflects a $17.4 million increase in capital expenditures and an $8.6 million decrease in proceeds from sale of property and equipment.

Financing Activities – Cash provided by financing activities was $14.8 million for the first nine months of 2016, compared to $51.0 million used in financing activities during the same period in 2015. At September 30, 2016, the Company had borrowings of long-term debt, financing notes and capital leases of $151.1 million, and during the nine months ended September 30, 2016 repurchased approximately 1.6 million shares for $28.4 million.

Debt and Capitalized Lease Obligations

See notes 7 and 8 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the revolving Credit Facility and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment and certain facilities. As of September 30, 2016, the Company leased certain revenue equipment and information technology software under operating leases. Assets held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such assets are reflected in the condensed consolidated statements of operations and comprehensive (loss) income in the “Equipment rent” and, for office equipment, in the “Operations and maintenance” line items. Equipment rent related to the Company’s revenue equipment operating leases was $1.9 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and was $5.6 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Rent expense related to the other equipment and facilities leases was $0.4 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and was $1.6 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

The following table represents outstanding contractual obligations for rental expense under operating leases as of September 30, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$1,637	$456	$601	$339	$241
Computer hardware rented	411	235	176	--	--
Revenue equipment	23,937	7,443	12,686	3,808	--
Total rental obligations	$25,985	$8,134	$13,463	$4,147	$241

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items cannot be recovered with respect to empty and out-of-route miles, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the inverse is true. Overall, the market fuel prices per gallon were approximately 9.4% lower during third quarter of 2016 than they were in the same period in 2015, as reported by the DOE.

As of September 30, 2016, the Company did not have any long-term fuel purchase contracts, and has not entered into any hedging arrangements.

Equity

As of September 30, 2016, the Company had stockholders’ equity of $62.1 million and total debt and capital leases including current maturities, of $151.1 million, resulting in a total debt, less cash, to total capitalization ratio of 70.8% compared to 51.9% as of December 31, 2015.

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

As of September 30, 2016, the Company had $5.5 million in commitments for the acquisition of revenue equipment.

During the nine months ended September 30, 2016, the Company received proceeds from the sale of property and equipment of approximately $22.6 million and purchased approximately $62.4 million of property and equipment.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. USA Truck bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the three months ended September 30, 2016, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage determined based on a pricing grid dependent upon certain financial ratios. As of September 30, 2016, the Company had $99.7 million outstanding pursuant to its Credit Facility, excluding letters of credit of $4.3 million. Assuming the outstanding balance as of September 30, 2016 remained constant; a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $1.0 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company has seen a significant decrease. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of September 30, 2016, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2016, a 10% increase in the average price per gallon would result in a $1.1 million increase in fuel expense.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of September 30, 2016 the PEO and PFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has confidence in the Company’s internal controls and procedures. Nevertheless, management, including the PEO and PFO, does not expect that the disclosure procedures and controls or the internal controls will prevent all errors or intentional fraud. An internal controls system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, have been, or will be, detected.

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

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present. The Company’s Form 10-K for the year ended December 31, 2015, and its Forms 10-Q for the quarters ended March 31, 2016 and June 30, 2016, in the sections entitled Item 1A. Risk Factors, describe some of the risks and uncertainties associated with the business. These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of USA Truck during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31 2016	278,844	$18.73	278,844	603,843
August 1-31, 2016	140,830	16.59	140,830	463,013
September 1-30, 2016	--	--	--	--
Total	419,674	$18.02	419,674	463,013

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
3.1

Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report for the quarter ended September 30, 2013).

3.2		Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).
4.1

Specimen certificate evidencing shares of the common stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992).

10.1	*#	Executive Severance and Change of Control Agreement between the Company and Joseph M. Kaiser.
10.2	*#	Form of Restricted Stock Award Notice
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	Management contract or compensatory plan, contract or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	November 9, 2016	By:	/s/ John R. Rogers
(Signature) John R. Rogers
Executive President and Chief Executive Officer

Date:	November 9, 2016	By:	/s/ Joseph M. Kaiser
(Signature) Joseph M. Kaiser
Principal Accounting Officer