Form 10-K
period 2016-12-31
USA TRUCK INC
filed 2017-03-03
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

1-35740

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers, directors, and affiliated holders of more than 10% of the Registrant’s outstanding common stock are “affiliates” of the Registrant) as of June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $145,507,942 (based on the closing sale price of the Registrant's common stock on that date as reported by Nasdaq).

As of February 17, 2017, 8,226,963 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2016 (this “Form 10-K”) contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Form 10-K, statements relating to:

●	future insurance and claims and litigation experience;
●	future driver market;
●	future driver compensation;
●	future acquisitions and dispositions of revenue equipment and the size and age of the Company’s fleet;
●	future prices of revenue equipment;
●	future profitability;
●	future fuel prices, hedging arrangements, and efficiency;
●	our ability to recover costs through our fuel surcharge program;
●	future purchased transportation expense;
●	future operations and maintenance costs;
●	future depreciation and amortization;
●	expected capital resources and sources of liquidity;
●	future indebtedness;
●	future share repurchases and dividends, if any;
●	future effects of restructuring activities;
●

our strategy relating to our USAT Logistics and Trucking businesses, including relating to the use of independent contractors, process and efficiency improvements, growing market share, structure of equipment maintenance operations and the Company’s turnaround plan in general;

●	inflation;
●	anticipated impacts of current and future industry regulations;
●	expected capital expenditures; and
●	future income tax rates,

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

General

USA Truck is the nation's thirtieth largest truckload carrier based on 2015 operating revenue according to Transport Topics. In 2016, the Company generated $429.1 million in operating revenue. As of December 31, 2016, the Company’s fleet consisted of 1,701 tractors, which included 286 independent contractor tractors, and 5,605 trailers.

USA Truck is headquartered in Van Buren, Arkansas, with Trucking facilities concentrated in the eastern half of the United States for density and efficiency and asset-light operations providing services throughout the United States. The Company transports commodities throughout the contiguous United States and into and out of portions of Canada. USA Truck also transports general commodities into and out of Mexico by offering through-trailer service from its terminal in Laredo, Texas. In addition to truckload and dedicated freight service offerings, the Company provides freight brokerage and rail intermodal service offerings through its logistics segment, which was rebranded during the first quarter of 2016 as USAT Logistics. This segment was formerly referred to as Strategic Capacity Solutions, or “SCS”.

The Company has two reportable segments: (i) Trucking, consisting of the Company’s truckload and dedicated freight service offerings and (ii) USAT Logistics, consisting of the Company’s freight brokerage and rail intermodal service offerings. The Company’s truckload segment transports customer freight over irregular routes utilizing equipment owned by either the Company or independent contractors as a medium- to long-haul common carrier. Our dedicated freight services provide similar freight transport services, but do so pursuant to agreements whereby the Company makes equipment available to a specific customer for shipments over particular routes at specified times. USAT Logistics provides services which complement USA Truck’s Trucking services. USAT Logistics has represented approximately 30% of USA Truck’s consolidated operating revenue in each of the past three consecutive years and our goal is to grow it to a run rate of approximately 45% of consolidated operating revenue by the end of 2017. Financial information regarding these segments and assets and revenues relating to foreign operations is provided in the notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Turnaround Plan

In January 2017, USA Truck appointed a new Chief Executive Officer, James Reed, and appointed Jim Craig as Executive Vice President Chief Commercial Officer, in addition to his role as President USAT Logistics. Martin Tewari continues to lead our Trucking operations as President Trucking. Through the realignment of its senior management team, the Company believes that it will be better able to execute profit improvement initiatives and develop a strong focus on capitalizing growth opportunities that are expected to drive greater value for the Company’s stockholders. During 2016, the loss of several customers, driver retention challenges, and lower seasonal freight volumes, combined with an unfavorable rate environment and a higher number of unseated tractors, produced disappointing results in both of the Company’s operating segments. The Company remains committed to its turnaround plan, which has the following main components:

Profitable Revenue Growth. During 2017, the Company intends to focus on profitable revenue growth in both of its segments.

●

Growth of Trucking revenue: The combination of lower demand and excess industry-wide trucking capacity led to pressure on volumes and freight rates throughout 2016. Customer bid activity trends during the first half of 2016 were mixed, as some customers took advantage of the favorable shorter-term rate trends to the detriment of carriers. Based on these factors, our base revenue per loaded mile decreased year-over-year by 7.4%. The Company believes its rates are below its peers and there is significant opportunity for improvement, principally due to improvements in its operations and service levels as well as in the second half of 2017, when capacity is expected to tighten with the scheduled implementation of the electronic logging device (“ELD”) regulatory mandate in December 2017. Moving into 2017, management expects to continue refining the Company’s freight network toward a more optimal mix of lanes and markets in its Trucking business, work toward seating a higher percentage of the Company’s fleet and growing the independent contractor fleet, and focus on improving rates, all with the goal of better utilizing Company tractors and improving key operating metrics.

●

Growth of USAT Logistics market share: USAT Logistics captured market share during 2016, as demonstrated by load count despite a soft market, by implementing new client- and carrier-focused roles, and increased its load count by approximately 3% year-over-year while maintaining its gross margin percentage. The Company launched several initiatives it expects will drive further market share expansion, including the introduction of an outside sales agent program, growing its trailer-on-flatcar offering to specific strategic markets, the creation of USAT Logistics de Mexico, and growing its Plus Power fleet. The Company intends to aggressively pursue opportunities in this segment and grow the percentage of revenue attributable to the asset-light marketplace throughout 2017, with a goal of growing it to a run rate of approximately 45% of consolidated operating revenues by the end of 2017.

Operational Execution and Cost Effectiveness. During 2016, the Company continued to focus on improving customer service and reducing controllable costs, particularly for Trucking maintenance expense. Attention to these items will be accentuated during 2017 with greater internal accountability measures and focus on timely delivery of objectives. The initiatives undertaken by the Company during 2016 include:

●

Disposal of high cost equipment The Company-owned tractor fleet was reduced by approximately 150 or 10% year over year to match capacity demand, and to bring the trailer to tractor ratio closer to 3:1. This reduction in fleet contributed to improved utilization and greater mileage for our professional drivers. The Company expects to take delivery of approximately 40 tractors in 2017 and plans to defer any future tractor purchases until industry conditions improve.

●

Focus on cost control The Company continued transitioning maintenance costs from fixed to variable while identifying additional opportunities to reduce controllable costs. Building upon the closure of four maintenance facilities over the last two years, the Company outsourced a significant portion of its direct repair and maintenance spend, including its entire mounted tire program. In addition, USA Truck restructured its road assistance program to reduce costs and increase reliability, which included eliminating unnecessary call fees, making better use of engine diagnostics capabilities and offering better service to drivers. The restructured road assistance program contributed to a $1.7 million improvement in operations and maintenance expense in the fourth quarter of 2016 as compared to the fourth quarter of 2015. The Company still maintains a small footprint of strategic shops with a focus on preventative maintenance and equipment sales preparation with the goal of further reducing maintenance costs. With respect to overhead, USA Truck implemented a further reduction in force and decided not to fill certain open positions and has taken additional steps in the first quarter of 2017 that the Company expects will decrease ongoing fixed costs. USAT Logistics reconfigured its regional center network in the fourth quarter of 2016, converting several smaller offices to sales offices, supported operationally by larger regional centers. This restructuring in USAT Logistics is expected to reduce annual fixed costs by $0.6 million while maintaining revenue contribution from those smaller offices.

Operations

The Company focuses marketing efforts on customers who have consistent shipping needs within USA Truck’s primary operating areas which are predominantly located in the eastern half of the United States. Over 90% of the Company’s top 100 customers utilized more than one of the Company’s service offering in 2016. This focused operating area for Trucking, nationwide service for USAT Logistics, and cross-marketing of service offerings permits the strategic positioning of available equipment and allows the Company to provide its customers with a full array of supply chain transportation solutions. In addition, USA Truck team members have cultivated a thorough understanding of the needs of shippers in key industries. The Company believes this helps it develop long-term, service-oriented relationships with its customers.

USA Truck has a diversified freight and customer base. During 2016, the Company’s largest 5, 10, 25 and 50 customers comprised approximately 29%, 40%, 57% and 72% of its operating revenue, respectively. The Company provided service to more than 900 customers in 2016 across all USA Truck service offerings. The Company believes its broad customer base has allowed it to remain appropriately diversified, as no single customer generated more than 10% of the Company’s revenue in 2016.

While the Company prefers direct relationships with customers, obtaining shipments through other providers of transportation or logistics services is a significant opportunity. Securing freight through a third party enables USA Truck to provide services for high-volume shippers to which it might not otherwise have access because many of these shippers require their carriers to conduct business with their designated third party logistics provider.

Customers are billed at or shortly after delivery. During 2016, receivables collection averaged approximately 47 days from the billing date, compared to an average of approximately 38 days and 44 days during 2015 and 2014, respectively. The increase in days to collection resulted in part to customer requests for longer payment terms during the 2016 bid season. In addition, a few of the Company’s larger customers extended their payment terms to 60 days and greater. A primary goal of management is to reduce the number of days from billing to collection.

The Company primarily operates in the United States and provides services into and out of Mexico and Canada. Most of the Company’s operating revenue is generated from within the eastern half of the United States. During 2016, 2015 and 2014 approximately 9%, 8% and 10%, respectively, of the Company’s operating revenue was generated in Mexico and Canada. All foreign revenue is collected in United States dollars. All Company-owned tractors are domiciled in the United States. The Company does not separately track domestic and foreign long-lived assets, providing such information would not be meaningful to the business. Substantially all of the Company’s long-lived assets are, and have been for the last three fiscal years, located within the United States.

The Company’s Trucking segment is supported primarily by driver managers, load planners and customer service representatives. These teams monitor the location of equipment and direct its movement in a safe, efficient and practicable manner. Each driver manager supervises assigned professional drivers and is the primary contact with the professional drivers. Load planners assign all available units and loads in a manner intended to maximize profit and minimize costs. Customer service representatives work to fulfill shippers’ needs, solicit freight, and ensure on-time delivery by monitoring loads. The Company makes trucks available for dispatch, selecting freight with a network and yield management focus, and efficiently matches that freight to available truck capacity, all of which the Company strives to achieve without sacrificing customer service, equipment utilization, driver retention or safety.

The USAT Logistics segment has a network of both regional and sales offices located throughout the continental United States. We believe that regionalization allows greater market insight and strengthens relationships with customers while capitalizing on the skills of the leaders managing these centers. The specific locations of branch offices are selected for the availability of talent in those markets. USAT Logistics employed approximately 110 people as of December 31, 2016. Most of the USAT Logistics team interacts directly with customers and carriers, matching customers’ freight needs with available third-party capacity in the marketplace. USAT Logistics also has staff that screen, validate and select third-party carriers that are used to transport the freight.

Revenue Equipment

We operate a modern Company tractor fleet to help attract drivers, promote safe operations, and reduce maintenance and repair costs. The following table shows the age of the Company owned and leased tractors and trailers as of December 31, 2016:

Model Year:	Tractors(1)(2)	Trailers
2017	310	847
2016	400	1,543
2015	298	498
2014	249	400
2013	158	298
2012	--	--
2011	--	--
2010	--	392
2009	--	431
2008	--	557
2007	--	567
2006	--	50
2005 and earlier	--	22
Total	1,415	5,605

(1)	Excludes 286 independent contractor tractors.
(2)	Includes 377 tractors financed by operating leases and 542 tractors financed by capital leases.

The Company expects the average age of its tractor fleet to be approximately 2.7 years by the end of 2017. The Company’s equipment purchase and replacement decisions are based on a number of factors, including but not limited to, new equipment prices, the used equipment market, demand for freight services, prevailing interest rates, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications and driver comfort. Therefore, depending on the circumstances, the Company may accelerate or delay the acquisition and disposition of its tractors or trailers from time to time.

During 2016, the Company downsized the Company-owned tractor fleet by disposing of its oldest model year units, resulting in a net decrease of approximately 150 tractors. Goals of this initiative were to further improve fuel economy, reduce maintenance costs and improve the reliability of the Company’s equipment for the benefit of its professional drivers and customers.

To simplify driver and mechanic training, control the cost of spare parts and tire inventory and provide for a more efficient vehicle maintenance program, the Company purchases tractors and trailers manufactured to its specifications. The Company has in place a preventive maintenance program intended to minimize equipment downtime and enhance sale or trade-in values.

The Company finances the purchase of revenue equipment through its cash flows from operations, revolving credit agreement, capital lease arrangements, operating lease agreements and proceeds from sales or trades of used equipment. Substantially all of the Company’s tractors and trailers are pledged to secure its obligations under financing arrangements.

During 2016, all Company and independent contractor tractors were equipped with PeopleNet in-cab technology, enabling two-way communications between the Company and its drivers, through both standardized and freeform messaging, including electronic logging. The Company has proactively installed ELDs on 100% of its tractor fleet. This technology enables USA Truck to dispatch drivers efficiently in response to customers’ requests, to provide real-time information to customers about the status of their shipments and to provide documentation supporting accessorial charges. Accessorial charges are charges to customers for additional services such as loading, unloading or equipment delays. In addition, the Company utilizes satellite-based equipment tracking devices and cargo sensors on virtually all of its trailers. These tracking devices provide the Company with visibility on the locations and load status of its trailers.

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

The primary risks for which the Company is insured are cargo loss and damage, general liability, personal injury, property damage, workers’ compensation and employee medical expenses. USA Truck also self-insures for a portion of claims exposure in each of these areas. The Company’s self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered team members. The Company maintains insurance above the amounts for which it self-insures, subject to certain limits, with licensed insurance carriers. The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements. The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters.

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

Team Members

As of December 31, 2016, the Company had approximately 2,000 team members, of which about 72% were Company drivers. No team members are subject to union contracts or part of a collective bargaining unit. The Company believes team member relations to be good.

Recruitment, training, and retention of a professional driver workforce, the Company’s most valuable asset, are essential to the Company’s continued growth and fulfillment of customer needs. USA Truck hires qualified professional drivers who hold a valid commercial driver’s license, satisfy applicable federal and state safety performance and measurement requirements, and meet USA Truck’s hiring parameters. These guidelines relate primarily to safety history, road test evaluations, and various other evaluations, which include physical examinations and mandatory drug and alcohol testing. In order to attract and retain safe drivers who are committed to customer service and safety, the Company focuses its operations for drivers around a collaborative and supportive team environment. The Company provides comfortable, late model equipment, direct communication with senior management, competitive wages and benefits, and other incentives intended to encourage driver safety, retention, and long-term employment. The Company values its relationship with its drivers and structures its driver retention model with a focus on a long-term career with USA Truck. Drivers are compensated on a per mile basis, based on the length of haul and a predetermined number of miles. Drivers are also compensated for accessorial services provided to customers. Drivers and other employees are encouraged to participate in the Company’s 401(k) program, and Company-sponsored health, life, and dental plans. The Company believes these factors help in attracting, recruiting, and retaining professional drivers in a competitive driver market.

Independent Contractors

In addition to Company drivers, USA Truck enters into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed rate per mile. As of December 31, 2016, the Company had contracts with 286 independent contractors, which was an 8.3% increase compared to the prior year end.  The Company intends to further increase the size of its independent contractor fleet to approximately 20% to 25% of its fleet in 2017.

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

USA Truck competes primarily with other truckload carriers, private fleets and, to a lesser extent, railroads and less-than-truckload carriers. The principal competitive factors in the truckload segment of the industry are service and price, with rate discounting becoming particularly important during economic downturns or periods of uncertainty. USA Truck’s focus is to differentiate itself primarily on the basis of service rather than rates. Although an increase in the size of the market would benefit all truckload carriers, management believes that successful carriers are likely to grow by offering additional services to its customers based on customer needs and acquiring a greater market share.

Environmental Regulation

In 2011, the National Highway Traffic Safety Administration (“NHTSA”) and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, which equates to approximately four fewer gallons of fuel used for every 100 miles traveled. In 2016 the EPA adopted new stricter greenhouse gas standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The NHTSA additionally adopted stricter fuel consumption standards in 2016 with voluntary standards beginning with model year 2018 trailers and mandatory standards beginning with model year 2021 trailers. The Company believes these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit its tractors with technology to achieve compliance with such standards, which could adversely affect its operating results and profitability, particularly if such costs are not offset by potential fuel savings. The Company cannot predict, however, the extent to which its operations and productivity will be impacted.

The California Air Resources Board ("CARB") also adopted emission control regulations that will apply to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  The Company currently purchases Smart Way certified equipment in its new tractor and trailer acquisitions.  Enforcement of these CARB regulations for 2011 model year equipment began in January 2010 and will be phased in over several years for older equipment.  In addition, in February 2017 CARB proposed California phase 2 standards that generally align with the federal standards that apply to model year 2018 to 2021 tractors, with some minor additional requirements, and as proposed would stay in place even if the federal standards are affected by action from the Trump administration.  We will continue monitoring our compliance with the CARB regulations.  Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses, including with respect to our Plus Power fleet.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Other Regulation

The Company’s operations are regulated and licensed by various United States federal and state, Canadian provincial, and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. The Company operates in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Comunicaciones y Transportes. To the extent that the Company conducts operations outside the United States, it is subject to the Foreign Corrupt Practices Act, which prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

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

In December 2014, the 2015 Omnibus Appropriations bill was signed into law.  Among other things, the legislation provided temporary relief from the 2011 Restart Restrictions while the FMCSA conducted a study to determine whether such restrictions had a positive result on driver safety (the “Study”), and essentially reverted to the more straightforward 34-hour restart rule that was in effect before the 2011 Rule became effective. In December 2016, a short-term funding bill was signed into law that directly ties the reinstatement of the 2011 Restart Restrictions to the outcome of the Study and requires the Study to demonstrate that the 2011 Restart Restrictions offer a “statistically significant improvement” in safety related matters in order for the 2011 Restart Restrictions to be reinstated. If the 2011 Restart Restrictions are reinstated, the Company may experience a decrease in production similar to that experienced during 2013 and 2014 when the 2011 Restart Restrictions were in effect.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. The Company currently has a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If the Company were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect the Company’s business, as some of its existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology. Under the proposed rules, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit.” Moreover, data from roadside inspections and the results from all investigations would be used to determine a carrier’s fitness on an ongoing basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rules underwent a 90-day public comment period, which led to a determination by the FMCSA that a Supplemental Notice of Proposed Rulemaking would be necessary in 2017. It is therefore uncertain when or if a final rule could be published or whether the rule will become subject to further legislative reviews and delays.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability program (“CSA”) as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause the Company’s customers to direct their business away from the Company and to carriers with higher fleet safety rankings (iii), subject the Company to an increase in compliance reviews and roadside inspections, or (iv) cause the Company to incur greater than expected expenses in its attempts to improve unfavorable scores, any of which could adversely affect the Company’s results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the Fixing America’s Surface Transportation Act, which was signed into law in December 2015, the FMCSA is required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, the Company will continue to have access to its own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. The Company continues to maintain a satisfactory rating with the DOT, and will continue to promote improvement of scores in all seven categories with ongoing reviews of all safety-related policies, programs and procedures for their effectiveness.

In 2015, the FMCSA issued final rules that would require nearly all carriers, including the Company, to install ELDs in their tractors to electronically monitor truck miles and enforce hours-of-service. The final rule was published in December 2015, and requires the use of ELDs by nearly all carriers by December 2017. The Company has proactively installed ELDs on 100% of its tractor fleet.

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

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense.

In August 2016, the NHTSA and FMCSA published a Notice of Proposed Rulemaking proposing to establish regulations requiring a speed limiting device on trucks with a gross vehicle weight over 26,000 pounds to cap maximum truck speeds at 60, 65 or 68 mph. The proposed rules underwent a 90-day public comment period ending in December 2016, but no further action has been announced. Because the proposed rules could become subject to further legislative reviews and delays, it is uncertain if or when these proposed rules could take effect. If these rules become effective, it could result in a decrease in fleet production, which could adversely affect the Company’s results of operations and profitability.

In December 2016, FMCSA and DOT published the Commercial Driver’s License Drug and Alcohol Clearinghouse rule as mandated by the Moving Ahead for Progress in the 21st Century Act. The rule establishes and mandates a query to the Clearinghouse by employers and prospective employers to determine if current or prospective drivers have had any drug/alcohol positives or refusals. The rule went into effect in January 2017 and mandates compliance by January 2020 to allow time for the design and implementation of the clearinghouse IT systems. When compliance becomes mandatory, it could result in a decrease in driver availability and adversely affect the Company’s operations.

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

ITEM 1A. RISK FACTORS

The following risks and uncertainties may cause our actual results, business, financial condition and cash flows to differ from those anticipated in the forward-looking statements included in this Form 10-K. You should not place undue reliance on forward-looking statements made herein because such statements speak only to the date they were made. We undertake no obligation or duty to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events, except as required by law. Also refer to the Cautionary Note Regarding Forward-Looking Statements in Part I of this Form 10-K.

Our business is subject to general economic, credit, and business factors affecting the trucking industry that are largely out of our control, any of which could have a material adverse effect on our operating results.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (i) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (ii) declines in the resale value of used equipment, (iii) strikes, work stoppages, or work slowdowns at our facilities or at customer, port, border crossing, or other shipping-related facilities; (iv) increases in interest rates, fuel taxes, tolls, and license and registration fees; and (v) rising costs of healthcare.

We are affected by (i) recessionary economic cycles, such as the period from 2007 through 2009 and the 2016 freight environment, which was characterized by weak demand and downward pressure on rates; (ii) changes in customers’ inventory levels and in the availability of funding for their working capital; and (iii) downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have significant customer concentration, and regions of the country, such as the Midwest and Southeast, where we have a significant amount of business. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services. We may be required to increase our allowance for doubtful accounts for customers encountering adverse economic conditions. These economic conditions may adversely affect our ability to execute our turnaround plan.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:

●	we may experience low overall freight levels, which may reduce our asset utilization;

●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;

●	customers may bid out freight or select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;

●	we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue generating miles to obtain loads; and

●	lack of access to current sources of capital, leading to an inability to secure financing on satisfactory terms, or at all.

We are subject to cost increases that are outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such costs include, but are not limited to, increases in fuel prices, driver and office employee wages, purchased transportation costs, taxes, interest rates, tolls, license and registration fees, insurance and claims, revenue equipment and related maintenance, tires and other components, and healthcare and other benefits for our employees. Further, we may not be able to appropriately adjust our costs to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs.

Changing impacts of regulatory measures could adversely impact our operating efficiency and productivity, decrease our operating revenues and profitability, and result in higher operating costs. In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows. From time to time, various U.S. federal, state, or local taxes could also increase, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our results of operations.

In addition, we cannot predict future economic conditions, fuel price fluctuations, or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our results of operations.

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability and could have a materially adverse effect on our results of operations.  These factors include the following:

●

We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do.

●

Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy or overcapacity, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business.

●	Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.

●

Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and in some instances we may not be selected.

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

●

The market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation, both of which would adversely affect our profitability.

●	Competition from non-asset-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

●	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

●

Advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

●	Higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

We face various risks associated with stockholder activists, which may be disruptive to our business.

Activist stockholders have in the past advocated for certain changes at USA Truck and may attempt to gain representation on or control of our board of directors, through a proxy contest or other means, the possibility of which may create uncertainty regarding our future.  These perceived uncertainties may make it more difficult to attract and retain qualified personnel, raise customer concerns, or cause volatility in the price of our common stock.  The presence of such activist stockholders, a potential proxy contest, or an activist stockholder lawsuit also may create a significant distraction for our management team and require us to expend significant time and resources, depending on the nature of the activists’ agendas, and could interfere with our ability to execute our turnaround plan and other strategic initiatives.  Although we are not currently aware of any activist stockholders who own a substantial portion of our stock at this time, we cannot assure you that we will be able to agree to favorable terms with activist stockholders that might acquire an interest in our Company.

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

Provisions in our Restated and Amended Certificate of Incorporation (“Certificate of Incorporation”) may discourage, delay, or prevent a change of control or changes in our board of directors or management that our stockholders may consider favorable. For example, our Certificate of Incorporation authorizes the board of directors to issue up to 1,000,000 shares of “blank check” preferred stock. Without stockholder approval, our board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock, which could make it more difficult for a third party to acquire the Company. Our Certificate of Incorporation also provides:

●

for a classified board of directors, whereby directors serve for staggered three-year terms, making it more difficult for a third party to obtain control of the board of directors through a single proxy contest;

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

Our Amended and Restated Bylaws also require advance notice of all stockholder proposals, including nominations for election as director, and provide that a special meeting of stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, the President, or by a majority of the entire board of directors. We have in the past adopted a stockholder rights plan, which was voluntarily terminated by the board of directors in April 2014, and may in the future adopt new stockholder rights plans. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock during the prior three years, subject to certain exceptions as described in Section 203. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our common stock. In addition, to the extent that these provisions discourage an acquisition of our Company or other change of control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our common stock.

We could become subject to unsolicited takeover proposals, which may be disruptive to our business.

The trading price of our common stock is currently at a level that we believe may make us a target for an unsolicited takeover proposal. We have in the past been subject to unsolicited takeover proposals and could become subject to such proposals in the future. Responding to such proposals, exploring the availability of alternative transactions that reflect our full intrinsic value and instituting legal action in connection therewith has in the past created a significant distraction for our management team and required us to expend significant time and resources, and we believe any future unsolicited proposals would cause similar disruptions to our business. Such proposals may disrupt our business by causing uncertainty among current and potential employees, suppliers, and customers, which could negatively impact our financial condition, results of operations and strategic initiatives and cause volatility in our stock price. These consequences, alone or in combination, may have a materially adverse effect on our business. Although, we have entered into a change of control/severance plan with certain of our officers and members of our management team, the change of control arrangements may not be adequate to allow us to retain critical employees during a time when a change of control is being proposed or is imminent.

Our indebtedness and capital and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

Our level of indebtedness and lease obligations has increased in recent periods. As a result of our level of debt, capital leases, operating leases, and encumbered assets, we believe:

●	our vulnerability to adverse economic conditions and competitive pressures is heightened;

●

we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease and interest payments and repayment of debt, limiting the availability of cash for other purposes;

●	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

●

our results of operations and cash flows are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations;

●	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited; and

●	we may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders

Our financing obligations could negatively impact our future operations, our ability to satisfy our capital needs, or our ability to engage in other business activities.  We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us.

Our revolving credit agreement and other financing arrangements contain certain covenants, restrictions, and requirements that we may be unable to comply with. A default could result in the acceleration of all or part of any outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the market price of our common stock.

In February 2015, we entered into a new senior secured revolving credit agreement (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent. We also have other financing arrangements.

The Credit Facility contains a single springing financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant springs only in the event excess availability under the Credit Facility drops below 10% of the lenders’ total commitments under the Credit Facility. We may be subject to certain additional restrictions in the event excess availability under the Credit Facility drops below 20% of the lenders' total commitments under the Credit Facility. The fixed charge ratio is affected by our level of earnings and is adversely affected by operating losses and other charges such as severance costs and impairment charges.  In recent periods, we have incurred operating losses, severance and restructuring costs and impairment charges relating to, among others, a decline in the appraised value of our Company-owned revenue equipment fleet.  Future operating losses, severance and restructuring actions and further declines in the appraised value of our Company-owned revenue equipment fleet would adversely affect our fixed charge ratio and could impair our ability to make further borrowings under our Credit Facility.

The Credit Facility contains certain restrictions and covenants related to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and the incurrence of other indebtedness. The Credit Facility is secured by a pledge of substantially all of our assets, with the exclusion of any real estate or revenue equipment financed outside the Credit Facility. The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated.

If we fail to comply with any of our financing arrangement covenants, restrictions, or requirements, we would be in default under the relevant agreement. In the event of any such default, if we failed to obtain replacement financing or amendments to, or waivers under, the applicable financing arrangements, existing lenders could cease to make further advances, declare existing debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure proceedings against collateralized assets, or impose significant fees. If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt and the issuance of additional equity securities could dilute stock ownership. Even if new financing can be procured, more stringent borrowing terms could mean that credit is not available to us on acceptable terms. A default under these financing arrangements could cause a materially adverse effect on the liquidity, financial condition, and results of operations.

We have significant ongoing capital requirements that could adversely affect our profitability if we are unable to generate sufficient cash from operations, or obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. We expect to pay for projected capital expenditures with funds provided by operations, borrowings under the Credit Facility, proceeds from the sale of used revenue equipment, and capital and operating leases. We base our equipment purchase and replacement decisions on a number of factors, including the state of the economic environment, new equipment prices, the used equipment market, demand for freight services, prevailing interest rates, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications, and driver comfort.

While we do not have plans to acquire significant amounts of equipment in 2017, absent an improvement in economic conditions, in the future, if we are unable to generate sufficient cash from operations or obtain borrowing on favorable terms, we may be forced to further limit our growth, enter into less favorable financing arrangements, or operate revenue equipment for longer periods, any of which could have a materially adverse effect on our results of operations.

We self-insure for a portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our business results in a number of claims and litigation related to personal injuries, property damage, workers’ compensation, healthcare, and other issues.  We self-insure a portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations.  Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings.  We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  Due to our high self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed. At certain times in the past, we have had to adjust our reserves, and future significant adjustments may occur. Further, our self-insured retention levels could change and result in more volatility than in recent years.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. If any claim were to exceed our coverage, or fall outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our self-insured amount.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Insurance carriers have recently raised premiums for the trucking industry. Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves, there could be a materially adverse effect on our results of operations and financial condition.

Healthcare legislation and cost inflation also could negatively impact financial results by increasing annual employee healthcare costs going forward. In addition, rising healthcare costs could force us to make changes to existing benefits program, which could negatively impact our ability to attract and retain employees.

Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, surcharge collection, and hedging activities may increase our costs of operations.

Fuel is one of our largest operating expenses.  Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel.  Fuel prices also are affected by the rising demand for fuel in developing countries, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, or supply disruptions could materially adversely affect our business, financial condition and results of operations.

Fuel also is subject to regional pricing differences and is often more expensive in certain areas where we operate. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have a materially adverse effect on our results of operations.  While we have fuel surcharge programs in place with a majority of our customers, which historically have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles, we also incur fuel costs that cannot be recovered, such as those associated with non-revenue generating miles or time when our engines are idling. Moreover, the terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising.  This could lead to fluctuations in our levels of reimbursement, which have occurred in the past.  There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective.

From time to time, we have used hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. Hedging arrangements effectively allow us to pay a fixed rate for fuel on gallons hedged that is determined based on the market rate at the time we enter into the hedge.  In times of falling diesel fuel prices, our costs will not be reduced to the same extent they would have reduced if we had not entered into the hedging contracts and we may incur significant expense in connection with our obligation to make cash payments under such contracts.  Accordingly, in times of falling diesel fuel prices, our results of operations and cash flows could also be materially adversely affected.

Volatility in the used equipment market could have a materially adverse effect on our business, financial condition, results of operations.

A decreased demand for used revenue equipment could adversely affect our operating results. As we continually replace our equipment, we rely on the used equipment market to extract remaining value out of our used equipment. The market for used equipment is impacted by several factors, including the demand for freight, the supply of used equipment, the availability of financing, the presence of buyers for export to foreign countries, and, to a lesser extent, commodity prices for scrap metal. A depressed market for used equipment could require us to dispose of our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. If there is a deterioration of resale prices, it could have a materially adverse effect on our business, financial condition, and results of operations. A deterioration of demand for used equipment could make it more difficult to dispose of and replace older equipment and may reduce our ability to refresh our fleet, both of which could negatively impact our results of operations.

Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, results of operations.

We are subject to risk with respect to higher prices for new tractors.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent.  Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines, higher commodity prices, and the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. More restrictive EPA emissions standards have required vendors to introduce new engines.  These regulations have increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage, and increase our operating expenses.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future.  Furthermore, reduced equipment efficiency and lower fuel mileage may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts.  A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet.  Moreover, an inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operations.

We have a recent history of net losses and may be unsuccessful in maintaining or increasing profitability.

We have reported a net loss in three of the last five years. Achieving profitability depends upon numerous factors, including the ability to increase average base revenue per tractor, increase utilization, improve driver retention, and control operating expenses. We may not be able to achieve profitability in the future, which could negatively impact our liquidity and financial position.

We may not be successful in implementing our realigned management team’s operating procedures, and cost savings initiatives as part of our turnaround plan.

As part of our turnaround plan, we have implemented changes to our management team and structure, as well as operating procedures. These changes may not be successful or may not achieve the desired results. Additional training or different personnel may be required, which may result in additional expense, delays in obtaining results, or disruptions to operations. Some of these implemented changes include customer service and driver management changes and cost savings initiatives. These changes and initiatives may not improve our results of operations, including asset productivity, tractor utilization, driver retention and base revenue per mile. In addition, we may not be successful in achieving the expected savings in our cost structure, including the areas of equipment maintenance, equipment operating costs, insurance and claims and fuel economy. In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted. Further, our operating results could be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our USAT Logistics business. There is no assurance we will be successful in achieving our turnaround plan. If we are unsuccessful in implementing our turnaround plan, our financial condition, results of operations, and cash flows could be adversely affected.

Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could have a materially adverse effect on our business, financial condition, and results of operations.

We depend on the leadership and expertise of our executive management team and other key personnel to design and execute our strategic and operating plans, including our current efforts to improve the profitability of our Trucking segment and grow our USAT Logistics segment. Our management team has experienced significant changes in recent years and may continue to experience change.  Turnover, planned or otherwise, in key leadership positions could adversely impact our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a materially adverse effect on our results of operations.  We must recruit, develop and retain a core group of managers to realize our goal of expanding our operations, improving our earnings consistency, and positioning ourselves for long-term operating revenue growth.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors, as reflected recently in our unseated tractor count. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Regulatory requirements, including those related to safety ratings, ELDs and hours of service (“HOS”) changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter HOS regulations adopted by the DOT have tightened, and may continue to tighten, the market for eligible drivers, and the required implementation of ELDs in December 2017 may further tighten the market.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors, and our inability to do so could negatively impact our operations.  Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver compensation and/or become subject to increased independent contractor expenses in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers and independent contractors. This high turnover rate requires us to continually recruit a substantial number of drivers and independent contractors and to focus on alternative recruitment methods in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, we could be forced to, among other things, adjust our compensation packages, operate with fewer tractors, or increase the number of tractors without drivers and face difficulty meeting shipper demands, any of which could have a materially adverse effect on our results of operations.

 Our engagement of independent contractors to provide a portion of our capacity exposes us to different risks than we face with our tractors driven by company drivers.

Pursuant to our fuel surcharge program with independent contractors, we pay independent contractors a fuel surcharge that increases with the increase in fuel prices.  A significant increase or rapid fluctuation in fuel prices could cause our costs under this program to be higher than the revenue we receive under our customer fuel surcharge programs.

Our independent contractor agreements are governed by the federal leasing regulations, which impose specific requirements on us and the independent contractors.  If more stringent federal leasing regulations are adopted, independent contractors could be deterred from becoming independent contractor drivers, which could materially adversely affect our goal of growing our number of independent contractors.

Independent contractors are third-party service providers, as compared with company drivers, who are our employees.  As independent business owners, they may make business or personal decisions that may conflict with our best interests.  For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time to time.  In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our results of operations.

If the independent contractors we contract with are deemed by regulators or judicial process to be employees, there could be a materially adverse effect on our results of operations.

Tax and regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees, rather than independent contractors, for a variety of purposes, including income tax withholding, workers’ compensation, wage and hour compensation, unemployment, and other issues.  Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements.  Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based on employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives.  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and healthcare coverage.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If independent contractors we contract with or have contracted with are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees.  None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs.  Additionally, given the National Labor Relations Board’s new “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Additionally, the Department of Labor recently issued a final rule raising the minimum salary basis for executive, administrative and professional exemptions for overtime payment.  The rule increases the minimum salary from the current amount of $23,660 to $47,476 and non-discretionary bonus, commission and other incentive payments can be counted towards the minimum salary requirement.  The rule was scheduled to go into effect on December 1, 2016, but was enjoined by a federal district court in November 2016.  If this injunction is lifted, these changes could impact the way we classify certain positions and increase our payment of overtime wages, which may have a materially adverse impact on our results of operations.

The growth of our asset-light service offering poses unique risks.

We recently began implementing a plan designed to increase the proportion of our revenue obtained from our “asset-light operations,” which primarily represents our USAT Logistics segment and the independent contractors we engage. Our goal is that our asset-light operations will result in higher margins, lower capital commitments, and less risk during times of weakened economic conditions. Execution of this plan involves the risk of customer loss or deterioration if either our Trucking and USAT Logistics operations creates a customer issue that impacts the other where we have customer overlap, decreased utilization of Company equipment if loads with desirable profitability and lanes are allocated to third parties, growth impediments given our need to rely on third party providers and an independent contractor market that is contracting and subject to litigation and regulatory risks, and competitive pressures from other asset-light companies with greater financial, personnel, and technological resources. If we are unsuccessful in achieving this, it may have a materially adverse effect on our future results of operations.

Our USAT Logistics segment and our engagement of independent contractors are dependent upon the services of third-party capacity providers, including other truckload carriers. For these operations, we do not own or control the transportation assets that deliver our customers’ freight, and do not employ the people directly involved in delivering the freight. These third-party providers may seek other freight opportunities or may require increased compensation in times of improved freight demand or tight trucking capacity. Our inability to secure the services of these third parties could significantly limit our ability to serve our customers on competitive terms. Additionally, if we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide services on competitive terms, our operating results could be materially and adversely affected. Our ability to secure sufficient equipment or other transportation services is affected by many risks beyond our control, including equipment shortages in the transportation industry, particularly among contracted truckload carriers, interruptions in service due to labor disputes, changes in regulations impacting transportation, and changes in transportation rates. Further, we believe that the upcoming ELD mandate that is effective in December 2017 may cause a decrease in third party transportation capacity and make securing such capacity more difficult and/or expensive.

We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

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

Economic conditions and capital markets may adversely affect our customers’ ability to remain solvent. Our customers' financial difficulties can negatively impact our results of operations and financial condition, especially if these customers were to delay or default on payments owed to us. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our results of operations.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our results of operations.

We operate in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications, and our Mexican business activities are subject to operating authority granted by Secretaria de Comunicaciones y Transportes. Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and HOS. Matters such as weight, electronic on-board reporting, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, HOS, ergonomics, electronic on-board reporting of operations, collective bargaining, security at ports, speed limiters, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could have a materially adverse effect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity.  Changes in regulations, such as those related to trailer size limits, hours-of-service, and mandating ELDs, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us.  The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations.  The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations and is incorporated by reference herein.

The CSA program adopted by the FMCSA could adversely affect our results of operations, our ability to maintain or grow our fleet, and our customer relationships.

Under the CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards.  As a result, our fleet could be ranked poorly as compared to peer carriers.  We recruit and retain first-time drivers to be part of our driver team, and these drivers may have a higher likelihood of creating adverse safety events under CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or limit the pool of drivers we are comfortable hiring or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety backgrounds may increase, which could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

We have exceeded the established intervention thresholds in a number of the seven CSA safety-related categories.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could have a material adverse effect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we have exceeded the thresholds.  However, we cannot assure you these measures will be effective.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our results of operations.

We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition, and results of operations as our customers may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations. The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations and is incorporated by reference herein.

Compliance with various environmental laws and regulations upon which our operations are subject may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  We also maintain above-ground bulk fuel storage tanks and fueling islands at several of our facilities and one leased facility has below-ground bulk fuel storage tanks.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results. The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations and is incorporated by reference herein.

If we cannot effectively manage the challenges associated with doing business internationally, our operating revenue and results of operations may suffer.

A component of our operations is the business we conduct in Mexico, and to a lesser extent Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico and Canada, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments are additional risks associated with our foreign operations. Although these additional risks have been largely mitigated by the terms of NAFTA, President Trump has indicated that his administration may renegotiate the terms of NAFTA. Although it is unknown what changes might be made to NAFTA or other border policies which may be adopted, it is possible there could be more restrictive trade policies and potential increased costs, as well as increased regulatory complexities. Changes to NAFTA may adversely affect our results of operations.

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, worker misclassification, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows.

We depend on the proper functioning, availability, and security of our information and communication systems, and a systems failure or unavailability or a security breach could cause a significant disruption to and adversely affect our business.

We depend heavily on the proper functioning, availability, and security of our information and communication systems, including financial reporting and operating systems, in operating our business. These systems are protected through physical and software safeguards, but are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins, terrorist attacks, internet failures, computer viruses, and similar events beyond our control. If the information or communication systems fail, otherwise become unavailable, or experience a security breach, manually performing functions could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, to bill for services accurately or in a timely manner, to communicate internally and with drivers, customers, and vendors, and to prepare financial statements accurately or in a timely manner. Business interruption insurance may be inadequate to protect us in the event of a catastrophe. Any system failure, upgrade complication, security breach, or other system disruption could interrupt or delay operations, damage our reputation, impact our ability to manage our operations and report financial performance, and cause the loss of customers, any of which could have a materially adverse effect on existing and future business.

We are in the midst of a multi-year process to migrate our legacy mainframe platform and internally developed software applications to server-based platforms.  We still have a few remaining systems to convert. Changes to our information technology system could result in delays, complications, or additional costs, any of which could have a materially adverse effect on our business and results of operations.

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

We receive and transmit confidential data with and among our customers, drivers, vendors, employees, and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, and monitoring tools, our information and communication systems are vulnerable to security threats and breach attempts from both external and internal sources. Any such breach could result in disruption of communications with our customers, drivers, vendors, employees, and service providers and improper access to, misappropriation of, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information. A security breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, fines and penalties and reputational damage.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season.  Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs.  We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

We cannot guarantee that our share repurchase program will not negatively impact our stock price or financial condition.

Our board of directors has approved a share repurchase program under which we may purchase up to two million shares of our common stock. The specific timing, manner, price, amount and other terms of the repurchases will be at management's discretion and will depend on market conditions, corporate and regulatory requirements, and other factors. There can be no assurance that repurchases will be made at the best possible price. We are not required to repurchase shares under the repurchase program, and we may modify, suspend, or terminate the repurchase program at any time for any reason. We did not purchase any shares between September 2016 and the date of this Form 10-K. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings or loss per share. When we are operating at net loss, share repurchases increase the amount of loss per share.  Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of funds necessary to continue purchasing stock, and provisions in our credit facility that restrict repurchases based upon availability. In addition, we have incurred indebtedness in connection with repurchases, which has reduced availability on our Credit Facility, reduced our net worth, and increased our debt-to-capitalization ratio and increased our debt to adjusted EBITDA ratio.  Accordingly, our share repurchase program could adversely affect our earnings, cash flows, liquidity, and ability to refinance our Credit Facility, any of which could negatively impact our stock price or financial condition.

Uncertainty relating to piece rate legislation could result in litigation or have a material adverse effect on our operating results.

The trucking industry has been confronted with a continuous patchwork of laws at the state and local levels, related to employee rest and meal breaks. Further, driver piece rate compensation, which is an industry standard, has been attacked as not being compliant with state minimum wage laws. Both of these issues are adversely impacting the Company and motor carrier industry as a whole, with respect to the practical application of the laws; thereby resulting in additional cost. In May 2015, the Supreme Court of the United States refused to grant certiorari to Appellees in the United States Court of Appeals for the Ninth Circuit case, Dilts, et al. v. Penske Logistics, LLC, et al. Consequently, the Appeals Court decision stands, holding that California state wage and hour laws are not preempted by federal law. Existing state and local laws, as well as new laws adopted in the future, which are not preempted by federal law, may result in increased labor costs, driver turnover, reduced operational efficiencies and amplified legal exposure.

The transportation industry is subject to security requirements that could increase our costs of operation.

Because transportation assets continue to be a target of terrorist activities, federal, state and municipal governments are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, in the aftermath of the September 11, 2001, terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. In addition, the TSA has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. These regulations could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or allow trucks to sit idle. These regulations also could complicate the successful pairing of available equipment with hazardous material shipments, thereby increasing the Company’s response time and deadhead miles on customer shipments. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. Thus, it is possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. Moreover, a terrorist attack directed at the Company or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

USA Truck’s executive offices and headquarters are located on approximately 104 acres in Van Buren, Arkansas. This facility consists of approximately 117,000 square feet of office space, training and driver facilities, and approximately 30,000 square feet of maintenance space. The headquarters also has approximately 11,000 square feet of warehouse space and two other structures with approximately 22,000 square feet of office and warehouse space which are currently leased to a third party. All of our owned properties are subject to mortgages to secure our financing arrangements.

The Company’s network consists of 14 facilities, including USAT Logistics offices and one terminal facility in Laredo, Texas, which is one of the largest inland freight gateway cities between the United States and Mexico, operated by a wholly owned subsidiary, International Freight Services, Inc. As of December 31, 2016, the Company’s active facilities were located in or near the following cities:

Trucking facilities:	Shop	Driver Facilities	Fuel	Dispatch Office	Own or Lease
Van Buren, Arkansas	Yes	Yes	No	Yes	Own
West Memphis, Arkansas	Yes	Yes	No	Yes	Own/Lease (2)
Vandalia, Ohio	Yes	Yes	No (1)	No	Own
Spartanburg, South Carolina	Yes	Yes	No	No	Own (3)
Laredo, Texas	Yes	Yes	No	Yes	Own/Lease (4)
USAT Logistics facilities:
Springdale, Arkansas	No	No	No	Yes	Lease
Van Buren, Arkansas	Yes	Yes	No	Yes	Own
Roseville, California	No	No	No	Yes	Lease
Los Angeles, California	No	No	No	Yes	Lease
Jacksonville, Florida	No	No	No	Yes	Lease
Atlanta, Georgia	No	No	No	Yes	Lease
Oak Brook, Illinois	No	No	No	Yes	Lease
Plano, Texas	No	No	No	Yes	Lease
Seattle, Washington	No	No	No	Yes	Lease
Administrative facilities:
Lebanon, Indiana	No	No	No	Yes	Lease

(1)	Infrastructure is in place, but not currently utilized.
(2)	USA Truck owns the terminal facility and holds an easement relating to less than one acre.
(3)	USA Truck has been actively marketing the facility and expects it to be sold during 2017.
(4)	USA Truck owns the terminal facility and leases an adjacent six acres for tractor and trailer parking.

Item 3.	LEGAL PROCEEDINGS

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

	2016		2015
Quarter Ended:	High	Low	High	Low
March 31	$19.19	$11.58	$32.14	$25.01
June 30	21.46	15.03	29.08	21.19
September 30	20.16	9.96	24.29	16.33
December 31	10.63	7.65	21.32	15.99

As of February 17, 2017, there were 152 holders of record (including brokerage firms and other nominees) of USA Truck common stock. On February 17, 2017, the closing price per share of USA Truck common stock on the NASDAQ Global Select Market was $9.485.

Dividend Policy

The Company has not paid any dividends on its common stock to date, and does not anticipate paying any dividends at the present time. The Company currently intends to retain all of its earnings, if any, for use in the expansion and development of its business and reduction of debt. The Company’s Credit Facility places restrictions on its ability to pay dividends. Future payments of dividends will depend upon the Company’s financial condition, results of operations, capital commitments, restrictions under then-existing agreements, legal requirements, and other factors the Company deems relevant.

Equity Compensation Plan Information

For information on USA Truck’s equity compensation plans, please refer to Item 12 of Part III of this Form 10-K.

Repurchase of Equity Securities

On February 2, 2016 the Company announced the board of directors had authorized the repurchase of up to two million shares of the Company’s common stock, which will expire in February 2019 unless earlier terminated or extended by the board of directors. During 2016, the Company, through a Rule 10b5-1 plan, repurchased 1,583,249 shares at an average price of $18.05 per share for an aggregate cost of approximately $28.4 million. Of the total shares repurchased during 2016, 46,262 shares were repurchased during January 2016 under a previously announced repurchase authorization. On August 9, 2016, the Company announced the board of directors halted the Rule 10b5-1 plan, with 463,013 shares remaining available for repurchase as of December 31, 2016.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under Part II, Item 7 of this Form 10-K and the consolidated financial statements and accompanying footnotes under Part II, Item 8 of this Form 10-K (dollar amounts in thousands, except per share data).

	Year Ended December 31,
Consolidated statement of operations data:	2016	2015	2014	2013	2012
Operating revenue	$429,099	$507,934	$602,477	$555,005	$512,428
Operating (loss) income	(7,516)	23,071	17,653	(10,101)	(23,446)
Net (loss) income	(7,699)	11,069	6,285	(9,993)	(17,778)
Diluted (loss) earnings per share	(0.90)	1.06	0.60	(0.97)	(1.72)
Consolidated balance sheet data:
Cash and cash equivalents	$122	$87	$205	$14	$1,742
Total assets	294,968	286,456	303,944	301,552	322,321
Long-term debt, capital leases and note payable, including current portion	152,418	101,435	117,512	128,891	138,285
Stockholders’ equity	58,463	93,777	99,068	92,397	102,172
Total debt, less cash, to total capitalization ratio	72.2%	51.9%	54.2%	58.2%	56.8%
Other financial data:
Operating ratio	101.8%	95.5%	97.1%	101.8%	104.6%
Adjusted operating ratio (1) (unaudited)	100.4%	94.3%	96.4%	100.9%	105.7%

(1)	See “Consolidated Reconciliations” below.

The Company reports adjusted operating ratio, which is a financial measure that is not prescribed or authorized by U.S. generally accepted accounting principles (“GAAP”).

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

Consolidated Reconciliations

Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the table below for operating ratio (in thousands):

Adjusted Operating Ratio

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating revenue	$429,099	$507,934	$602,477	$555,005	$512,428
Less:
Fuel surcharge revenue	40,929	58,981	108,133	111,150	103,709
Base revenue	388,170	448,953	494,344	443,855	408,719
Operating expense	436,615	484,863	584,824	565,106	535,874
Adjusted for:
Restructuring, impairment and other costs (1)	(5,264)	(2,742)	--	--	--
Severance included in salaries, wages and other (2)	(839)	--	--	--	--
Long-term claims liability reserve adjustment (3)	--	--	--	(5,970)	--
Fuel surcharge revenue	(40,929)	(58,981)	(108,133)	(111,150)	(103,709)
Adjusted operating expense	$389,583	$423,140	$476,691	$447,986	$432,165
Operating ratio	101.8%	95.5%	97.1%	101.8%	104.6%
Adjusted operating ratio	100.4%	94.3%	96.4%	100.9%	105.7%

Segment Reconciliations

Trucking Segment

	Year Ended December 31,
	2016	2015	2014
Revenue	$295,807	$356,528	$424,082
Less: intersegment eliminations	1,281	2,048	587
Operating revenue	294,526	354,480	423,495
Less: fuel surcharge revenue	32,090	46,799	87,198
Base revenue	$262,436	$307,681	$336,297
Operating expense	$309,315	$343,392	$426,617
Adjusted for:
Restructuring, impairment and other costs (1)	(4,848)	(2,742)	--
Severance included in salaries, wages and other (2)	(839)	--	--
Fuel surcharge revenue	(32,090)	(46,799)	(87,198)
Adjusted operating expense	$271,538	$293,851	$339,419
Operating ratio	105.0%	96.9%	100.7%
Adjusted operating ratio	103.5%	95.5%	100.9%

USAT Logistics Segment

	Year Ended December 31,
	2016	2015	2014
Revenue	$140,847	$158,295	$192,924
Less: intersegment eliminations	6,274	4,841	13,942
Operating revenue	134,573	153,454	178,982
Less: fuel surcharge revenue	8,839	12,182	20,935
Base revenue	$125,734	$141,272	$158,047
Operating expense	$127,300	$141,471	$158,207
Adjusted for:
Restructuring, impairment and other costs (1)	(416)	--	--
Fuel surcharge revenue	(8,839)	(12,182)	(20,935)
Adjusted operating expense	$118,045	$129,289	$137,272
Operating ratio	94.6%	92.2%	88.4%
Adjusted operating ratio	93.9%	91.5%	86.9%

(1)

During 2016 and 2015, the Company recognized $5.3 million and $2.7 million, respectively, in restructuring, impairment and other costs relating to the termination of employment of certain executives and the closure of maintenance facilities. See “Item 8. Financial Statements and Supplementary Data – Note 15: Restructuring, impairment and other costs” in this Form 10-K for further discussion.

(2)

During 2016, the Company recognized $0.7 million in severance costs included in the “Salaries, wages and employee benefits” line item relating to the resignation of certain executives and $0.1 million associated with severances for a reduction in force implemented during the fourth quarter of 2016. See “Item 8. Financial Statements and Supplementary Data – Note 15: Restructuring, impairment and other costs” in this Form 10-K for further discussion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Business section in Part 1, Item 1, as well as the consolidated financial statements and accompanying footnotes in Part II, Item 8, of this Form 10-K. This discussion contains forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A “Risk Factors,” Part I “Cautionary Note Regarding Forward-Looking Statements,” and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed herein. MD&A summarizes the financial statements from management’s perspective with respect to the Company’s financial condition, results of operations, liquidity and other factors that may affect actual results.

The MD&A is organized in the following sections:

●	Business Overview
●	Executive Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Contractual Obligations and Commitments
●	Off-Balance Sheet Arrangements
●	Critical Accounting Estimates

Business Overview

USA Truck offers a broad range of truckload and logistics services to a diversified customer base that spans a variety of industries. The Company has two reportable segments: (i) Trucking, consisting of one-way truckload services, in which volumes typically are not contractually committed, and dedicated contract services, in which a combination of equipment and drivers is contractually committed to a particular customer, typically for a duration of at least one year, and (ii) USAT Logistics, formerly referred to as “SCS,” consisting of freight brokerage and rail intermodal service offerings, in which the Company retains control of the customer relationship and contracts for the use of a third party’s transportation assets. The Trucking segment provides truckload transportation, including dedicated services, of various products, goods, and materials. The Company’s USAT Logistics service offering matches customer shipments with available equipment of authorized carriers and provides services that complement the Company’s Trucking operations. USAT Logistics provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation solutions.

Revenue for the Company’s Trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the rates per mile received from customers, the number of tractors in operation, and the number of revenue generating miles per tractor. USA Truck enhances its Trucking operating revenue by charging for fuel surcharge, and ancillary services such as stop-off pay, loading and unloading activities, tractor and trailer detention and other similar services.

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

To mitigate the Company’s exposure to fuel price increases, it recovers from its customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, the Company cannot assure its recovery levels experienced in the past will continue in future periods. Although its fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to deadhead miles, fuel inefficiency due to engine idle time, and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for fuel expense, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true.

The key statistics used to evaluate Trucking revenue, net of fuel surcharge, are (i) base revenue per seated tractor per week, (ii) average miles per seated tractor per week, (iii) average base revenue per loaded mile, (iv) deadhead percentage, (v) average loaded miles per trip and (vi) average number of seated tractors. In general, the Company’s average miles per tractor per week, rate per mile, and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are beyond the Company’s control, as well as by its service levels and efficiency of its operations, over which the Company has significant control.

The USAT Logistics segment is non asset based and is dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense related to the USAT Logistics segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. The Company evaluates the USAT Logistics segment’s financial performance by reviewing the gross margin percentage (revenue less purchased transportation expenses (net revenue) expressed as a percentage of revenue) and net revenue. The gross margin and net revenue can be impacted by fluctuations in freight volumes and industry-wide trucking capacity. USAT Logistics often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins.

The Company expects to continue refining the freight network toward a more optimal mix of lanes and markets in its Trucking business, work toward seating a higher percentage of the Company’s fleet and growing the independent contractor fleet, and focus on improving rates, all with the goal of better utilizing Company tractors and improving key operating metrics. By focusing on these areas, management believes it will make progress on its goals of improving the Company’s improving operating performance and increasing stockholder value.

Executive Overview

Our results for 2016 compared to 2015 are summarized below and were negatively impacted by a soft freight environment for both our Trucking and USAT Logistics segments. Our Trucking segment suffered from lower base revenue per loaded mile, a smaller fleet, and a high percentage of unseated tractors. The difficult operating environment also impacted our USAT Logistics segment, which experienced lower net revenue and operating income, with a similar gross margin to 2015. The Company’s performance in 2016 was unacceptable, which was one of the primary reasons the management team was realigned. Our re-aligned management team has confidence in our strategy, and significant efforts are underway with the goal of returning the Company to profitability in the first half of 2017. In our Trucking segment, we are focused on seating a higher percentage of our tractor fleet, capitalizing on more aggressive sales activities and market conditions to improve base revenue yield, and growing our independent contractor fleet.  At USAT Logistics, we are pursuing growth opportunities in Mexico, with our Plus Power fleet, and with our agent network. In all aspects of our business we have a relentless focus on cost controls, having taken actions in the second half of 2016 and early 2017 to reduce costs. Further, capital expenditures have been reduced substantially in an effort to reduce our balance sheet leverage ratios to acceptable levels targeted to be between 2.5x – 3.0x our total debt and capital lease obligations, net of cash, to adjusted EBITDA. Potential headwinds for 2017 are expected to include a driver pay spike with tighter regulations associated with the ELD regulatory mandate, a depressed used equipment market, fuel price increases, a tightening of the insurance markets that could increase our premiums or self-insured risks upon renewal, and margin compression and growth restrictions at USAT Logistics with reduced industry capacity associated with the ELD regulatory mandate.

The following tables summarize the consolidated statements of operations (in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2016			2015
	$	% Operating Revenue	Adjusted Operating Ratio (1)	$	% Operating Revenue	Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$388,170	90.5%		$448,953	88.4%		(13.5)%
Fuel surcharge revenue	40,929	9.5		58,981	11.6		(30.6)
Operating revenue	$429,099	100.0%		$507,934	100.0%		(15.5)

Operating expenses	436,615	101.8	100.4%	484,863	95.5	94.3%	(10.0)
Operating (loss) income	(7,516)	(1.8)	(0.4)	23,071	4.5	5.7	(132.6)

Other expenses:
Interest expense	3,178	0.7		2,237	0.4		42.1
Loss on extinguishment of debt (2)	--	--		750	0.2		(100.0)
Other, net	524	0.1		743	0.1		(29.5)
Total other expenses, net	3,702	0.9		3,730	0.7		(0.8)
(Loss) income before income taxes	(11,218)	(2.6)		19,341	3.8		(158.0)
Income tax (benefit) expense	(3,519)	(0.8)		8,272	1.6		(142.5)

Net (loss) income	$(7,699)	(1.8)%		$11,069	2.2%		(169.6)%

	2015			2014
	$	% Operating Revenue	Adjusted Operating Ratio (1)	$	% Operating Revenue	Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$448,953	88.4%		$494,344	82.1%		(9.2)%
Fuel surcharge revenue	58,981	11.6		108,133	17.9		(45.5)
Operating revenue	$507,934	100.0%		$602,477	100.0%		(15.7)

Operating expenses	484,863	95.5	94.3%	584,824	97.1	96.4%	(17.1)
Operating income	23,071	4.5	5.7	17,653	2.9	3.6	30.7

Other expenses:
Interest expense	2,237	0.4		3,008	0.5		(25.6)
Defense costs (3)	--	--		2,764	0.5		(100.0)
Loss on extinguishment of debt (2)	750	0.2		--	--		100.0
Other, net	743	0.1		245	--		203.3
Total other expenses, net	3,730	0.7		6,017	1.0		(38.0)
Income before income taxes	19,341	3.8		11,636	1.9		66.2
Income tax expense	8,272	1.6		5,351	0.9		54.6

Net income	$11,069	2.2%		$6,285	1.0%		76.1%

(1)

The adjusted operating ratio calculation for operating expenses is calculated as operating expenses, net of fuel surcharge and other items, as a percent of operating revenue excluding fuel surcharge revenue.  Other items in this presentation are the restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits. See Note 15 to the Company’s consolidated financial statements included in Part II, Item 8, in this Form 10-K. Adjusted operating ratio is a non-GAAP financial measure. See Selected Financial Statement Data in Part I, Item 6 for the uses and limitations associated with adjusted operating ratio.

(2)	Loss on extinguishment of debt represents the write-off of the deferred financing fees associated with the Company’s previous revolving credit facility.
(3)	Defense costs are the legal and related costs incurred in connection with the unsolicited proposal from another trucking company to acquire USA Truck and related litigation and activist costs, pretax.

Key Operating Statistics by Segment

	Year Ended December 31,
Trucking:	2016	2015	2014
Operating revenue (in thousands)	$294,526	$354,480	$423,495
Operating (loss) income (in thousands) (1)	$(14,789)	$11,088	$(3,122)
Operating ratio (2)	105.0%	96.9%	100.7%
Adjusted operating ratio (3)	103.5%	95.5%	100.9%
Total miles (in thousands) (4)	172,591	186,686	215,479
Deadhead percentage (5)	12.9%	12.6%	12.7%
Base revenue per loaded mile	$1.746	$1.885	$1.788
Average number of in-service tractors (6)	1,774	1,970	2,202
Average number of seated tractors (7)	1,674	1,824	2,047
Average miles per seated tractor per week	1,972	1,963	2,019
Base revenue per seated tractor per week	$2,998	$3,235	$3,151
Average loaded miles per trip	583	582	612

USAT Logistics:
Operating revenue (in thousands)	$134,573	$153,454	$178,982
Operating income (in thousands) (1)	$7,273	$11,983	$20,775
Net revenue (in thousands) (8)	$25,645	$28,529	$34,070
Gross margin (9)	18.2%	18.0%	17.7%

(1)	Operating income or loss is calculated by deducting operating expenses from operating revenue.
(2)	Operating ratio is calculated as operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
(3)

Adjusted operating ratio is calculated as operating expenses less unusual items, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. See Selected Financial Data in Part I, Item 6 for the uses and limitations associated with adjusted operating ratio.

(4)	Total miles include both loaded and deadhead (empty) miles.
(5)	Deadhead percentage is calculated by dividing deadhead miles into total miles.
(6)	Tractors include Company-owned tractors in service, plus tractors operated by independent contractors.
(7)	Seated tractors are those occupied by drivers.
(8)	Net revenue is calculated by taking revenue less purchased transportation.
(9)	Gross margin percentage is calculated by taking revenue less purchased transportation expense and dividing that amount by revenue. This calculation includes intercompany revenues and expenses.

Trucking operating revenue

During 2016, the decrease in operating revenue was primarily attributable to an 8.1% decrease in Trucking shipments and a 7.6% decrease in total miles driven, and included a 31.4% decrease in fuel surcharge revenue. The remaining decreases in operating revenue and base revenue were attributable to 8.2% fewer average seated tractors as the Company continued to downsize its fleet to match its tractors with demand and experienced difficulties with driver retention, and a 7.4% decrease in Trucking base revenue per loaded mile. The loss of business from several customers in the second quarter accounted for the majority of the decrease in base revenue per loaded mile and in loaded miles during the year.

During 2015, the Company downsized its tractor fleet by approximately 400 tractors to help focus on its network and customer profitability and to reduce unseated tractors in its Trucking segment. Compared to 2014, the smaller fleet contributed to an 8.5% decrease in base revenue, due to 10.9% fewer average seated tractors, which generated 13.2% lower loaded miles, partially offset by a 2.7% increase in average base revenue per tractor per week.  Fuel surcharge revenue was lower compared to 2014, primarily due to fewer loaded miles, as well as the 30.4% lower DOE average price of diesel fuel throughout 2015.

Trucking operating (loss) income

During 2016, the Trucking operating loss was primarily the result of an 8.1% decrease in Trucking shipments and a 7.3% reduction in base revenue per seated tractor per week associated with the loss of several customers during the second quarter and a softer freight environment.  These decreases were partially offset by cost savings efforts in maintenance expense. However, the Company was not able to reduce fixed costs sufficiently during the period, despite efforts to match the Company’s non-driving workforce to its smaller fleet.  In 2017, the Company expects to continue refining the Company’s freight network toward a more optimal mix of lanes and markets, work toward seating a higher percentage of the Company’s fleet and growing the independent contractor fleet, and focus on improving rates, all with the goal of better utilizing Company tractors and improving key operating metrics.

During 2015, the improvement in Trucking operating income compared to 2014 was driven primarily by a $6.4 million increase in gain on sale of equipment associated with downsizing the tractor fleet in 2015. Additionally, improvements in pricing and fuel expense were partially offset by a 3.9% increase in driver wages during 2015.

USAT Logistics operating revenue

During 2016, the decrease in USAT Logistics operating revenue primarily resulted from a 27.4% reduction in fuel surcharge revenue, partially offset by a 3.2% increase in load volumes and a 20 basis point improvement in gross margin. USAT Logistics’ base revenue decreased 11.0% compared to 2015. USAT Logistics experienced a 15.1% decrease in revenue per order as a result of the soft freight environment. In the USAT Logistics segment, which requires much lower capital investment, the Company remains focused on gaining market share and improving net revenue.  The Company is expanding the Plus Power fleet and adding contracted agents who are being trained on USAT Logistics systems and service capabilities. To further expand the Logistics business and to better support our assets operating in Mexico, the Company established USAT Logistics de Mexico.

Decreases in operating revenue during 2015 resulted primarily from 1.0% lower load volumes and lower pricing, both of which were directly related to a softened spot market in 2015 as compared to 2014. Operating revenue per employee decreased 25.1% during 2015 as a result of a 14.4% increase in headcount during 2015 to support the growth of this segment, as well as higher transportation costs charged by carriers.

USAT Logistics operating income

In 2016, the decrease in USAT Logistics’ operating income was largely due to the decreases in base revenue and fuel surcharge revenue, which less effectively covered the increased compensation expense tied to efforts to grow this segment.

Decreases in USAT Logistics operating income during 2015 resulted from headcount growth exceeding the revenue base, as revenue growth was dampened as a result of the softer freight market. Accordingly, gross profit per employee decreased 26.8% in 2015, compared to the same period in 2014.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2016				2015				% Change
Operating Expenses:	$	% Operating Revenue	% Base Revenue (1)		$	% Operating Revenue	% Base Revenue (1)		2016 to 2015
Salaries, wages and employee benefits	$122,408	28.5%	31.3%	(1)	$140,649	27.7%	31.3%		(13.0)%
Fuel and fuel taxes	43,179	10.1	0.6	(2)	58,511	11.5	(0.1)	(2)	(26.2)
Depreciation and amortization	29,954	7.0	7.7		37,480	7.4	8.3		(20.1)
Insurance and claims	21,154	4.9	5.5		21,183	4.2	4.7		(0.1)
Equipment rent	7,443	1.7	1.9		4,424	0.9	1.0		68.2
Operations and maintenance	34,252	8.0	8.8		39,644	7.8	8.8		(13.6)
Purchased transportation	148,972	34.7	38.4		161,370	31.8	35.9		(7.7)
Operating taxes and licenses	4,695	1.1	1.2		5,720	1.1	1.3		(17.9)
Communications and utilities	3,239	0.8	0.9		3,599	0.7	0.8		(10.0)
Gain on sale of assets	(1,116)	(0.3)	(0.3)		(7,547)	(1.5)	(1.7)		(85.2)
Restructuring, impairment and other costs	5,264	1.2	N/A		2,742	0.5	N/A		92.0
Impairment on assets held for sale	2,839	0.7	0.7		--	--	--		N/A
Other	14,332	3.4	3.7		17,088	3.4	3.8		(16.1)
Total operating expenses	$436,615	101.8%	100.4%		$484,863	95.5%	94.3%		(10.0)%

	2015				2014				% Change
Operating Expenses:	$	% Operating Revenue	% Base Revenue (1)		$	% Operating Revenue	%Base Revenue (1)		2015 to 2014
Salaries, wages and employee benefits	$140,649	27.7%	31.3%		$153,410	25.5%	31.0%		(8.3)%
Fuel and fuel taxes	58,511	11.5	(0.1)	(2)	116,092	19.3	1.6	(2)	(49.6)
Depreciation and amortization	37,480	7.4	8.3		44,071	7.3	8.9		(15.0)
Insurance and claims	21,183	4.2	4.7		24,910	4.1	5.0		(15.0)
Equipment rent	4,424	0.9	1.0		3,089	0.5	0.6		43.2
Operations and maintenance	39,644	7.8	8.8		45,634	7.6	9.2		(13.1)
Purchased transportation	161,370	31.8	35.9		172,117	28.6	34.8		(6.2)
Operating taxes and licenses	5,720	1.1	1.3		5,589	0.9	1.1		2.3
Communications and utilities	3,599	0.7	0.8		4,062	0.7	0.8		(11.4)
Gain on sale of assets	(7,547)	(1.5)	(1.7)		(1,107)	(0.2)	(0.2)		581.8
Restructuring, impairment and other costs	2,742	0.5	N/A		--	--	--		100.0
Other	17,088	3.4	3.8		16,957	2.8	3.4		0.8
Total operating expenses	$484,863	95.5%	94.3%		$584,824	97.1%	96.4%		(17.1)%

(1)

The percent of base revenue calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and other items, as a percent of operating revenue excluding fuel surcharge revenue. Other items in this presentation are the restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits. See Note 15 to the Company’s consolidated financial statements included in Part II, Item 8, in this Form 10-K and Selected Financial Data in Part I, Item 6 of this Form 10-K.

(2)	The percent of base revenue calculation for fuel and fuel surcharge expense is calculated as fuel and fuel taxes, net of fuel surcharge.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees. Salaries, wages and employee benefits are primarily affected by the total number of miles driven by Company drivers, the rate per mile the Company pays its Company drivers, employee benefits (including, but not limited to, healthcare and workers’ compensation), and to a lesser extent by the number of, and compensation and benefits paid to, non-driver employees.

The absolute decrease in salaries, wages and employee benefits expenses during 2016 was primarily due to an approximate 10.0% reduction in the Company-owned tractor fleet and an 8.3% increase in the independent contractor fleet, as the Company continued to migrate to an asset-light strategy in its Trucking segment. We believe non-driver wages should continue to decrease as the Company continues to align the number of seated tractors with non-driving support staff in the Trucking segment. USAT Logistics salaries, wages and employee benefits are expected to increase as we continue to increase customer facing positions in an effort to grow market share.

Salaries, wages and employee benefits expense for 2015 decreased when compared to 2014, due to a 15.6% decrease in the number of company drivers and a 10.9% reduction in the average seated truck count, offset by 3.9% higher driver pay rates. Also, during the third quarter of 2015, the Company enhanced its paid time off (“PTO”) policy, converting from an anniversary date vesting period to a calendar year vesting period. As a result, the Company reversed approximately $1.4 million of its vacation reserve, as PTO is no longer accrued for carry over balances.

The rate of compensation paid to Company drivers per mile has increased in recent periods and is anticipated to further increase in future periods due to expected driver pay increases, especially if the economy strengthens and other employment alternatives become more available. Furthermore, management believes that the market for drivers continues to tighten; therefore, the Company expects hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified professional drivers to operate the Company-owned fleet. Changes will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment, and the number of miles driven by company drivers.

Fuel expense decreased, as a percentage of operating revenue, to 10.1% in 2016, from 11.5% in 2015, despite the U.S. National Average Diesel Fuel price increased by 13.5% in 2016. Fuel expense, net of Trucking fuel surcharge, expressed as a percentage of Trucking base revenue, increased 10.5% year over year. Fuel efficiency initiatives undertaken during the year, such as trailer blades, idle-control, more fuel-efficient engines, and driver training programs, contributed to the increased controlling of our fuel expense on a cost per company tractor operated mile basis. However, these initiatives were muted by steadily rising fuel prices that began during the first quarter of 2016 and continued throughout the remainder of 2016, as compared to the same periods in 2015, where they consistently fell each quarter.

During 2015, fuel and fuel taxes decreased compared to 2014 primarily the result of better fuel procurement and more effective management of the fuel surcharge program, as well as decreased volumes resulting from the fleet reductions undertaken during the year. Of the $57.6 million reduction in fuel expense, $31.3 million resulted from decreased price per gallon, $25.3 million resulted from decreased volumes, and approximately $1.0 million resulted from increased equipment efficiencies. The decrease in the average age of the fleet contributed to a 1.0% increase in the Company miles per gallon during 2015.

The Company expects to continue managing its idle time and truck speeds and partnering with customers to adjust fuel surcharge programs to recover a fair portion of rising fuel costs. Going forward, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, deadhead percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives. Fuel prices are expected to continue to rise throughout 2017.

Equipment rent and depreciation and amortization

Equipment rent expenses are those related to revenue equipment under operating leases. Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment, and the salvage values and useful lives assigned to the equipment. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.

The increase in equipment rent expense during 2016 was the result of increased use of operating leases for the acquisition of revenue equipment due to favorable terms the Company entered into throughout 2015. Decreases in depreciation and amortization for 2016 were primarily reflective of the approximate 10.0% reduction in the size of the Company-owned tractor fleet resulting from fleet downsizing and the Company's continued focus on increasing its independent contractor fleet, partially offset by higher depreciation expense attributable to increased acquisition cost of new equipment. The reduction in depreciation from the smaller fleet size more than offset increased equipment rent, which positively impacted our operating results.

Further, the acquisition costs of new revenue equipment are expected to increase, largely due to the continued implementation of emissions requirements. During 2016, the Company invested in tractors with improved safety features, which have an approximately 11% higher purchase price than tractors purchased in 2015. The Company believes the return on investment will be in fewer incidents of claims and less severe claims over the long run. As a result, management expects to see an increase in depreciation and amortization expense from new tractors and trailers.

For 2015, decreases in equipment rent expense and depreciation and amortization compared to 2014 resulted primarily from a 15.6% reduction in the average number of Company tractors as part of the Company’s downsizing of its tractor fleet in 2015, partially offset by a higher number of operating leases for revenue equipment due to more favorable lease terms.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage, and other casualty events. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims, and insurance premiums and self-insured amounts.

During 2016, insurance and claims expense decreased due to a lower frequency of collisions, which resulted in a $0.2 million favorable collision expense variance that was partially offset by higher than expected claims experience associated with adverse development of prior year occurrences. As a result of the foregoing, our insurance and claims expense increased slightly as a percentage of operating revenue. The Company expects insurance and claims expense to improve over the long-term.

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

Operations and maintenance expense decreased in absolute terms, but increased as a percentage of operating revenue and was flat as a percentage of base revenue as the Company incurred higher than expected outside maintenance costs for roadside assistance and non-routine repairs.  As of December 31, 2016, the Company-owned tractor fleet was approximately 10.0% lower when compared to fleet size at December 31, 2015, as management accelerated the removal of older tractors that would have required higher maintenance.

During 2015 and the first quarter of 2016, the Company closed four maintenance facilities as it continues to migrate to a more variable cost strategy in maintenance. The Company is continuing to focus on increasing its preventative in-house maintenance through a smaller footprint of strategic shops, and reducing its outside maintenance costs for roadside assistance and non-routine repairs. In 2016, the Company outsourced a significant portion of its direct repair and maintenance spend, including its entire mounted tire program. In addition, the Company restructured its road assistance program to reduce costs and increase reliability, which the Company expects will contribute to cost savings going forward.

In 2015, operations and maintenance expense decreases were primarily the result of the implementation of maintenance strategies focused on increased routine maintenance. During the third quarter of 2015, the Company closed two of its facilities that did not fit into the network effectively.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads, and third-party carriers that haul loads brokered to them, including fuel surcharge reimbursement paid to such parties.

During 2016, the decrease in purchased transportation expense was primarily due to the lower freight volumes in USAT Logistics, partially offset by the 8.3% growth in the size of the independent contractor fleet. The Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which would increase purchased transportation expense. Increasing independent contractor capacity and growing USAT Logistics has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

The decrease in purchased transportation expense during 2015 was primarily associated with a 10.6% decrease in USAT Logistics operating revenue, net of fuel surcharge, offset by a 28.2% increase in the size of the Company’s independent contractor fleet.

Gain on disposal of assets, net

The decrease in gain on disposal of assets, net, during 2016 reflect greater fleet reductions in 2015 compared to 2016, as well as a softer used tractor market. During 2015, the Company reduced its fleet through the accelerated disposal of older, less efficient tractors and trailers. Going forward, the Company expects gains on the sale of revenue equipment to be less significant than in 2016 and 2015.

The large increase in gain on disposal of assets, net during 2015 as compared to 2014 reflects a decrease in the size of the Company fleet through the accelerated disposal of older tractors to reduce the number of unseated tractors. Additionally, the Company disposed of approximately 1,300 high cost trailers in 2015.

Restructuring, impairment and other costs

See Note 15 to the Company’s consolidated financial statements included in Part II, Item 8, in this Form 10-K of the restructuring, impairment and other costs incurred during 2016, which is incorporated herein by reference.

Impairment on assets held for sale

As a result of significantly lower prices received for disposals of our owned used revenue equipment during the fourth quarter of 2016, the Company recorded a $2.8 million asset impairment charge to write-down the carrying values of tractors held for sale at December 31, 2016.

Other expenses

The decrease in other expenses for 2016 primarily reflects a decrease in the Company’s professional and consulting fees, offset by increased bad debt expense and recruiting and relocation expenses.

For 2015, other expenses increased slightly, compared to 2014, primarily as a result of increased consulting services, legal and professional fees, and licensing fees relating to technology upgrades.

Consolidated Non-Operating Expenses

Interest expense, net

Interest expense, net increased primarily due to the increased outstanding balance on the Company’s revolving line of credit (the “Credit Facility”) to fund the Company’s stock repurchase program and purchase of revenue equipment. As of December 31, 2016, the Company increased its debt outstanding on the Credit Facility by $26.2 million, as compared to December 31, 2015.

During 2015, the decrease in interest expense, net, resulted from the strategic shift to debt instruments that carry lower interest rates. The strengthening of the Company’s balance sheet in 2015 afforded the Company the opportunity to take advantage of historically low interest rates and replace its previous revolving credit facility with a new revolving credit facility. See “Item 8. Financial Statements and Supplementary Data – Note 7: Long-Term Debt” in this Form 10-K for further discussion of the Company’s Credit Facility, which was entered into in February 2015.

Loss on extinguishment of debt

In February 2015, the Company entered into the Credit Facility, which resulted in a loss on debt extinguishment of $0.8 million in the first quarter of 2015, representing the write-off of the deferred financing fees associated with the previous revolving credit facility.

Income tax expense (benefit)

The Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014, were 31.4%, 42.8%, and 46.0%, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. The recurring impact of this permanent non-deductible difference incurred in operating our business causes our tax rate to increase as our pretax earnings or loss approaches zero. Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant investments. In the Company’s Trucking segment, where investments are substantial, the primary investments are in new revenue equipment and to a lesser extent, in technology and working capital. In the Company’s USAT Logistics segment, where investment is modest, the primary investments are in technology and working capital. USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment and, capital and operating leases. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs. As of January 31, 2017, the Company’s availability on the Credit Facility has decreased to $36.7 million, primarily due to the reduction in appraised value of the Company-owned revenue equipment constituting part of the Company’s borrowing base under the Credit Facility.

The Company anticipates falling below $34.0 million in availability, or 20% of the lenders’ commitments under the Credit Facility, during the first quarter of 2017, which may restrict the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs, and enter into certain acquisitions and hedging arrangements. The Credit Facility contains a single financial covenant that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 10%, or $17.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months.

Cash flows

Operating Activities – The $37.9 million decrease in net cash provided by operating activities was primarily driven by a $30.6 million reduction in operating income, as well as an increase in days to collection for receivables resulting from many of our customers extending payment terms during the 2016 bid cycle.

During 2015, USA Truck generated increased cash flow from operations primarily as a result of reduction in accounts receivable as the Company reduced its days to collection for receivables to approximately 38 days during 2015 and generating $5.4 million more operating income during 2015.

Investing Activities – The Company incurred net capital expenditures of approximately $33.9 million in 2016, reflecting investments of approximately $59.7 million, primarily in new revenue equipment, less $25.8 million in proceeds of equipment sales. The proceeds of equipment sales were less in 2016 compared to prior years because of a softer used truck market, and new investments were impacted by leasing a portion of the new equipment. In 2017, net capital expenditures are expected to be lower as we expect to increase use of operating leases to finance equipment acquisitions as we focus on de-levering the balance sheet. The Company used available cash after net capital expenditures primarily to repurchase approximately 1.6 million of the Company’s outstanding shares of common stock for $28.4 million.

The Company used $14.5 million more cash for investing activities during 2016, compared to 2015, primarily reflecting a $12.9 million decrease in proceeds from sale of property and equipment. Additionally, the Company received $8.0 million in proceeds in 2015 from operating sale leaseback. These factors were partially offset by a decrease of $6.4 million in capital expenditures.

During 2015, the Company used $20.2 million less cash for investing activities, compared to 2014. The decrease in cash used was associated with the net reduction of approximately 400 tractors throughout 2015, coupled with the sale of approximately 1,300 trailers, which generated significant proceeds for the Company.

Financing Activities – For 2016, cash provided by financing activities was $11.8 million, compared to $40.8 million used in financing activities for 2015. Proceeds from capital sale leasebacks increased $13.6 million compared to 2015. During 2016, the Company had net borrowings of long-term debt of $30.1 million, principal payments on capital leases of $10.0 million and repurchased approximately 1.6 million shares of its common stock for $28.4 million.

Cash used in financing activities increased during 2015 compared to 2014, primarily due to the share repurchase program announced in August 2015 and the balloon payments on capital leases during 2015.

Debt and capitalized lease obligations

See “Item 8. Financial Statements and Supplementary Data – Note 7: Long-term Debt” and “Item 8. Financial Statements and Supplementary Data – Note 8: Leases and Commitments” in this Form 10-K for a discussion of the Company’s revolving Credit Facility and capital lease obligations, which is incorporated by reference herein.

Contractual obligations and commitments

The following table represents USA Truck’s contractual obligations and commercial commitments as of December 31, 2016.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$103,771	$2,265	$4,529	$96,977	$--
Insurance Premium Financing (2)	3,943	3,943	--	--	--
Capital lease obligations (3)	56,720	18,365	22,453	15,902	--
Purchase obligations (4)	5,459	5,459	--	--	--
Operating leases – buildings & equipment (5)	24,003	8,081	12,625	3,071	226
Total	$193,896	$38,113	$39,607	$115,950	$226

(1)

Represents revolving line of credit of $96.6 million outstanding plus interest of approximately $7.2 million using a combined interest rate of 2.34% through the termination date of February 5, 2020. See “Item 8. Financial Statements and Supplementary Data – Note 7: Long-term Debt” in this Form 10-K for further discussion.

(2)

Represents future obligations under an unsecured note payable with a third party financing company for a portion of the Company’s annual insurance premiums. See “Item 8. Financial Statements and Supplementary Data – Note 6: Insurance Premium Financing” in this Form 10-K for further discussion.

(3)

Represents remaining payments on capital lease obligations as of December 31, 2016, which includes $4.8 million in interest. The borrowings consist of capital leases with financing companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between lease schedules.

(4)

Represents purchase obligations for tractor orders, of which a significant portion is expected be financed with operating leases. The Company generally has the option to cancel tractor orders with 60 to 90 day notice. As of December 31, 2016, 100% of this amount had become non-cancelable.

(5)

Represents future monthly rental obligations under operating leases for tractors, facilities and computer equipment. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment, and certain facilities. As of December 31, 2016, the Company leased certain revenue equipment and facilities under operating leases. Revenue equipment held under operating leases are not carried on the consolidated balance sheets, and lease payments, with regard to such revenue equipment, are reflected in the consolidated statements of operations and comprehensive (loss) income in the “Equipment rent” expense line item.

Equipment rent expense related to the Company’s revenue equipment and facility operating leases is set forth in the table below for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Equipment rent	$7,443	$4,424	$3,089
Building and office rent (1)	2,001	2,297	2,225
Total rent expense	$9,444	$6,721	$5,314

(1)	The expense for building and office rents is recorded in the operations and maintenance line item in the accompanying consolidated statement of operations and comprehensive (loss) income.

The total amount of remaining payments under operating leases as of December 31, 2016, was approximately $24.0 million. Other than such operating leases, no other off-balance sheet arrangements have or are reasonably likely to have a material effect on the Company’s consolidated financial statements.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts. The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for USA Truck than for its competitors, and has been minor over the past three years.

Fuel availability and cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to deadhead and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, the U.S. National Average Diesel Fuel price increased by 13.5% compared to 2015.

As of December 31, 2016, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of December 31, 2016, USA Truck had stockholders’ equity of $58.5 million and total debt including current maturities of $152.4 million, resulting in a total debt, less cash, to total capitalization ratio of 72.2% compared to 51.9% as of December 31, 2015.

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

Estimated useful lives and salvage values for purposes of depreciating tractors and trailers. USA Truck operates a significant number of tractors and trailers in connection with its business. The Company may purchase this equipment or acquire it under leases. Purchased equipment is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. Equipment acquired under capital leases is recorded at the net present value of the minimum lease payments and is amortized on the straight-line method over the lease term. Depreciable lives of tractors and trailers range from five years to ten years. Salvage value is estimated at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal. If the Company decreased the useful life by 20% and increased its salvage value by 16.7% of its existing tractor fleet as of December 31, 2016, our depreciation and amortization expense would have potentially increased by $4.2 million.

Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation. The primary claims arising against the Company consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses. The Company’s insurance programs typically involve self-insurance with high risk-retention levels. Due to its significant self-insured retention amounts, the Company has exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts. The Company accrues the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. USA Truck records both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported. The current portion of the accrual reflects the anticipated claims amounts expected to be paid in the next twelve months. The Company does not discount its claims liabilities. If claims development factors that we based upon historical expense had increased by 10%, our claims accrual as of December 31, 2016 would have increased by $5.1 million.

Estimate of impairment of long lived assets. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We believe that the accounting estimate related to asset impairment is a critical accounting estimate because: (1) it requires our management to make assumptions about future revenues over the life of the asset, and (2) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management’s assumptions about future revenues require significant judgment because actual revenues have fluctuated in the past and may continue to do so. In estimating future revenues, we use our internal business forecasts. We develop our forecasts based on recent revenue data for existing services and other industry and economic factors. We determined a review of impairment of long-lived assets was necessary as of December 31, 2016 due to lower prices received by the Company for disposals of its used tractor equipment. The Company performed the impairment analysis of the carrying value of its fleet, which is the lowest level of identifiable cash flows. Our analysis of undiscounted cash flows indicated no impairment existed for long-lived assets at December 31, 2016 or 2015.

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

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage determined based on a pricing grid dependent upon certain financial ratios. As of December 31, 2016, the Company had $96.6 million outstanding pursuant to its Credit Facility, excluding letters of credit of $4.7 million. Assuming the outstanding balance as of December 31, 2016 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $1.0 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company experienced a significant decrease in 2015. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of December 31, 2016, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s fuel consumption for 2016, a 10% increase in the average price per gallon would result in a $4.3 million increase in fuel expense before taking into account application of the Company’s fuel surcharge program.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Truck, Inc.

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Truck, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 3, 2017

USA Truck, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash	$122	$87
Accounts receivable, net of allowance for doubtful accounts of $608 and $608, respectively	55,127	53,324
Other receivables	6,986	11,253
Inventories	413	748
Assets held for sale	4,661	7,979
Prepaid expenses and other current assets	6,187	4,876
Total current assets	73,496	78,267
Property and equipment:
Land and structures	31,500	32,910
Revenue equipment	269,953	289,045
Service, office and other equipment	25,295	22,156
Property and equipment, at cost	326,748	344,111
Accumulated depreciation and amortization	(106,465)	(137,327)
Property and equipment, net	220,283	206,784
Other assets	1,189	1,405
Total assets	$294,968	$286,456
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,779	$24,473
Current portion of insurance and claims accruals	10,665	10,706
Accrued expenses	7,533	8,836
Current maturities of capital leases	16,742	12,190
Insurance premium financing	3,943	--
Total current liabilities	57,662	56,205
Deferred gain	652	701
Long-term debt, less current maturities	96,600	70,400
Capital leases, less current maturities	35,133	18,845
Deferred income taxes	37,900	37,943
Insurance and claims accruals, less current portion	8,558	8,585
Total liabilities	236,505	192,679
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 12,156,376 shares, and 11,946,253 shares, respectively	122	119
Additional paid-in capital	68,041	67,370
Retained earnings	58,172	65,871
Less treasury stock, at cost (3,849,815 shares, and 2,286,608 shares, respectively)	(67,872)	(39,583)
Total stockholders’ equity	58,463	93,777
Total liabilities and stockholders’ equity	$294,968	$286,456

See accompanying notes to consolidated financial statements.

USA Truck, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Operating revenue	$429,099	$507,934	$602,477

Operating expenses:
Salaries, wages and employee benefits	122,408	140,649	153,410
Fuel and fuel taxes	43,179	58,511	116,092
Depreciation and amortization	29,954	37,480	44,071
Insurance and claims	21,154	21,183	24,910
Equipment rent	7,443	4,424	3,089
Operations and maintenance	34,252	39,644	45,634
Purchased transportation	148,972	161,370	172,117
Operating taxes and licenses	4,695	5,720	5,589
Communications and utilities	3,239	3,599	4,062
Gain on disposal of assets, net	(1,116)	(7,547)	(1,107)
Restructuring, impairment and other costs	5,264	2,742	--
Impairment on assets held for sale	2,839	--	--
Other	14,332	17,088	16,957
Total operating expenses	436,615	484,863	584,824
Operating (loss) income	(7,516)	23,071	17,653

Other expenses:
Interest expense, net	3,178	2,237	3,008
Defense costs	--	--	2,764
Loss on extinguishment of debt	--	750	--
Other, net	524	743	245
Total other expenses, net	3,702	3,730	6,017
(Loss) income before income taxes	(11,218)	19,341	11,636
Income tax (benefit) expense	(3,519)	8,272	5,351
Net (loss) income and comprehensive (loss) income	$(7,699)	$11,069	$6,285

Net (loss) earnings per share:
Average shares outstanding (basic)	8,550	10,337	10,356
Basic (loss) earnings per share	$(0.90)	$1.07	$0.61
Average shares outstanding (diluted)	8,550	10,401	10,485
Diluted (loss) earnings per share	$(0.90)	$1.06	$0.60

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2013	11,881	$119	$65,527	$48,517	$(21,765)	$92,398
Exercise of stock options	16	--	158	--	--	158
Transfer of stock into (out of) treasury stock	--	--	(62)	--	62	--
Stock-based compensation	--	--	366	--	--	366
Restricted stock award grant	21	--	--	--	--	--
Forfeited restricted stock	(35)	--	--	--	--	--
Net share settlement related to restricted stock vesting	(10)	--	(139)	--	--	(139)
Net income	--	--	--	6,285	--	6,285
Balance at December 31, 2014	11,873	$119	$65,850	$54,802	$(21,703)	$99,068
Exercise of stock options	32	--	168	--	--	168
Excess tax benefit on exercise of stock options	--	--	721	--	--	721
Transfer of stock into (out of) treasury stock	--	--	(52)	--	(17,880)	(17,932)
Stock-based compensation	--	--	1,093	--	--	1,093
Restricted stock award grant	141	1	(1)	--	--	--
Forfeited restricted stock	(84)	(1)	1	--	--	--
Net share settlement related to restricted stock vesting	(16)	--	(410)	--	--	(410)
Net income	--	--	--	11,069	--	11,069
Balance at December 31, 2015	11,946	119	67,370	65,871	(39,583)	93,777
Exercise of stock options	2	--	3	--	--	3
Excess tax benefit on exercise of stock options	--	--	(135)	--	--	(135)
Transfer of stock into (out of) treasury stock	--	--	(40)	--	(28,372)	(28,412)
Issuance of treasury stock to fill equity grants	--	--	(26)	--	83	57
Stock-based compensation	--	--	976	--	--	976
Restricted stock award grant	319	4	(4)	--	--	--
Forfeited restricted stock	(102)	(1)	1	--	--	--
Net share settlement related to restricted stock vesting	(9)	--	(104)	--	--	(104)
Net loss	--	--	--	(7,699)	--	(7,699)
Balance at December 31, 2016	12,156	$122	$68,041	$58,172	$(67,872)	$58,463

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
Operating activities	2016	2015	2014
Net (loss) income	$(7,699)	$11,069	$6,285
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,954	37,480	44,071
Provision for doubtful accounts	515	127	782
Deferred income tax (benefit) provision	(55)	2,876	5,279
Share-based compensation	976	1,093	366
Loss on extinguishment of debt	--	750	--
Change in vacation policy	--	(1,383)	--
Gain on disposal of assets, net	(1,116)	(7,547)	(1,107)
Asset impairments	3,909	--	--
Other	(47)	232	(38)
Changes in operating assets and liabilities:
Accounts receivable	1,949	11,540	(7,531)
Inventories, prepaid expenses and other current assets	(979)	409	892
Trade accounts payable and accrued expenses	(5,945)	2,539	1,417
Insurance and claims accruals	509	1,689	1,462
Other long-term assets and liabilities	216	(749)	--
Net cash provided by operating activities	22,187	60,125	51,878
Investing activities
Purchases of property and equipment	(59,751)	(66,186)	(56,536)
Proceeds from sale of property and equipment	25,849	38,774	16,923
Proceeds from operating sale leaseback	--	7,975	--
Change in other assets, net	--	--	20
Net cash used in investing activities	(33,902)	(19,437)	(39,593)
Financing activities
Borrowings under long-term debt	73,009	140,738	74,168
Principal payments on long-term debt	(42,866)	(141,456)	(67,353)
Principal payments on capitalized lease obligations	(9,969)	(27,121)	(18,073)
Principal payments on note payable	--	(896)	(1,494)
Net change in bank drafts payable	240	(926)	639
Excess tax benefit from exercise of stock options	(135)	721	--
Proceeds from capital sale leaseback	19,927	6,308	--
Purchase of common stock	(28,412)	(17,932)	--
Issuance of treasury stock	57	--	--
Net (payments) or proceeds from stock based awards	(101)	(242)	19
Net cash provided by (used in) financing activities	11,750	(40,806)	(12,094)
Increase (decrease) in cash and cash equivalents	35	(118)	191
Cash and cash equivalents:
Beginning of year	87	205	14
End of year	$122	$87	$205
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,382	$2,084	$3,359
Income taxes	716	9,808	3,003
Supplemental schedule of non-cash investing and financing activities
Liability incurred for notes payable	3,943	--	1,367
Purchases of revenue equipment included in accounts payable	--	1,279	34
Capitalized lease obligations	29,642	12,614	--

See accompanying notes to consolidated financial statements.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

USA Truck, Inc., a Delaware corporation and subsidiary (together, the “Company”), through its Trucking and USAT Logistics segments, transports commodities throughout the contiguous United States and into and out of portions of Canada. USA Truck also transports general commodities into and out of Mexico by allowing through-trailer service from its terminal in Laredo, Texas. In addition to truckload and dedicated service offerings through its Trucking segment, the Company also provides freight brokerage and rail intermodal service offerings through its brokerage segment, which was rebranded during the first quarter of 2016 as USAT Logistics (formerly reported as Strategic Capacity Solutions, or “SCS”).

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

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

The following table provides a summary of the activity in the allowance for doubtful accounts for 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$608	$1,020	$610
Provision for doubtful accounts	515	127	782
Uncollectible accounts written off, net of recovery	(515)	(539)	(372)
Balance at end of year	$608	$608	$1,020

Assets held for sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year, the asset must be actively marketed, the asset must be available for immediate sale, and meet certain other specified criteria. At December 31, 2016 and 2015, the net book value of assets held for sale was approximately $4.7 million and $8.0 million, respectively. The Company expects to sell these assets within the next twelve months. These amounts are included in “Assets held for sale” in the accompanying consolidated balance sheets. We recorded a charge of $2.8 million for the year ended December 31, 2016, to reduce assets held for sale to estimated fair value, less cost to sell. This charge is included in “Impairment on assets held for sale”, in the accompanying statements of operations. There was no such amount recorded in the years ended December 31, 2015 or 2014.

Valuation of long-lived assets

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performed the impairment analysis of the carrying value of its fleet, which is the lowest level of identifiable cash flows. Our analysis of undiscounted cash flows indicated no impairment existed for long-lived assets at December 31, 2016 or 2015.

Treasury stock

The Company uses the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When the Company subsequently reissues these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid in capital, while any deficiency is charged to equity. The Company recorded a charge to equity of $0.1 million for the year ended December 31, 2016 and recorded no charge to equity for the year ended December 31, 2015.

Earnings per share data

The Company calculates basic earnings per share based on the weighted average number of its common shares outstanding for the applicable period. The Company calculates diluted earnings per share based on the weighted average number of its common shares outstanding for the period plus all potentially dilutive securities using the treasury stock method, whereby the Company assumes that all such shares are converted into common shares at the beginning of the period, if deemed to be dilutive. If the Company incurs a loss from continuing operations, the effect of potentially dilutive common stock equivalents (stock options and unvested restricted stock awards) are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Performance shares are excluded from contingent shares for purposes of calculating diluted weighted average shares until the performance measure criteria is probable and shares are likely to be issued.

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

Depreciable lives and salvage value of assets

We review the appropriateness of depreciable lives and salvage values for each category of property and equipment. These studies utilize models, which take into account actual usage, physical wear and tear, and replacement history to calculate remaining life of our asset base. We also make assumptions regarding future conditions in determining potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed. In the fourth quarter of 2016, the Company revised the salvage values of 2013 model year tractors. This change affects approximately 25 Company-owned tractors and did not have a material impact on the current financial statements, nor estimated future impact on financial statements. Actual disposition values may be greater or less than expected due to the length of time before disposition.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has analyzed filing positions in its federal and applicable state tax returns in all open tax years. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company analyzes its tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions or associated interest or penalties on uncertain tax positions have been recorded.

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

Restricted stock

Restricted stock cannot be sold by the recipient until its restrictions have lapsed. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company’s common stock on the grant dates. If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. These shares are legally considered issued and outstanding under the terms on the restricted stock agreement.

Revenue recognition

Revenue generated by the Company’s Trucking operating segment is recognized in full upon delivery of freight to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit time completed as a portion of the estimated total transit time. Revenue generated by the Company’s USAT Logistics segment is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, because the Company acts as a principal with substantial risks as primary obligor.

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard provides for using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, which delayed the effectiveness of ASU 2014-09 to annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. The Company is in the process of reviewing customer contracts, but we believe our transportation revenue recognized under the new standard will generally approximate revenue under current standards, in that we recognize transportation revenue proportionately as we perform the transportation service for our customer. The Company plans to complete its evaluation in 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard, which will become effective for the Company beginning with the first quarter 2019, requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company has evaluated the impacts the adoption of this accounting guidance will have on the consolidated financial statements and has determined that this ASU will not have a material impact.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements, and believes that this ASU will not have a material impact.

NOTE 2. SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics. During the first quarter of 2016, the Company rebranded its asset-light business, formerly known as Strategic Capacity Solutions (“SCS”) as USAT Logistics (“USAT Logistics”).

Trucking. Trucking is comprised of truckload and dedicated freight services. Truckload provides services as a medium- to long-haul common carrier. USA Truck has provided truckload services since its inception, and derives the largest portion of its revenue from these services. Dedicated freight provides truckload services to specific customers for shipments over particular routes at specified times.

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

In determining its reportable segments, the Company’s management focuses on financial information, such as operating revenue, operating expense categories, operating ratios, and operating income, as well as on key operating statistics, to make operating decisions.

Revenue equipment assets are not allocated to USAT Logistics, because USAT Logistics brokers freight services to customers through arrangements with third party carriers who utilize their own equipment. To the extent rail intermodal operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant drivers, as determined by management.

A summary of operating revenue by segment is as follows (in thousands):

	Year Ended December 31,
Operating revenue:	2016	2015	2014
Trucking revenue (1)	$295,807	$356,528	$424,082
Trucking intersegment eliminations	(1,281)	(2,048)	(587)
Trucking operating revenue	294,526	354,480	423,495
USAT Logistics revenue	140,847	158,295	192,924
USAT Logistics intersegment eliminations	(6,274)	(4,841)	(13,942)
USAT Logistics operating revenue	134,573	153,454	178,982
Total operating revenue	$429,099	$507,934	$602,477

(1)

Includes foreign revenue of $36.9 million, $42.0 million, and $57.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. All foreign revenue is collected in United States dollars.

A summary of operating (loss) income by segment is as follows (in thousands):

	Year Ended December 31,
Operating (loss) income:	2016	2015	2014
Trucking	$(14,789)	$11,088	$(3,122)
USAT Logistics	7,273	11,983	20,775
Total operating (loss) income	$(7,516)	$23,071	$17,653

A summary of depreciation and amortization by segment is as follows (in thousands):

	Year Ended December 31,
Depreciation and amortization:	2016	2015	2014
Trucking	$29,467	$37,140	$43,889
USAT Logistics	487	340	182
Total depreciation and amortization	$29,954	$37,480	$44,071

NOTE 3. PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Prepaid licenses, permits and tolls	1,333	1,542
Prepaid insurance	3,375	2,080
Other	1,479	1,254
Total prepaid expenses and other current assets	$6,187	$4,876

NOTE 4. NOTE RECEIVABLE

During 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the Company received cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million, due November 2015, which was recorded in the line item “Other Receivables” in the accompanying consolidated balance sheets. The purchaser-debtor was to make monthly payments to the Company, with interest, until the balance of the note receivable was paid via a final, lump sum payment of the remaining balance (approximately $1.9 million) in November 2015. The purchaser-debtor defaulted on the note receivable by not making the final principal payment in November 2015, and the Company is taking legal action to collect the remaining balance. The note receivable is collateralized by a first priority mortgage on the property. The Company believes, based on a recent appraisal, that the market value of the property exceeds the amount of the note receivable plus collection costs. Accordingly, no valuation allowance has been recorded. The Company had previously deferred $0.7 million of gain on the sale of the property, with the gain recognized into earnings only as payments on the note receivable were received.

In the fourth quarter of 2016, the Company and the purchaser-debtor modified the original asset sale agreement (hereinafter referred to as the “Original Agreement”) for the property as a result of the default by the purchaser-debtor in November 2015. The modifications to the Original Agreement are as follows:

(1)	As of January 1, 2016, the purchaser-debtor ceased making monthly payments to the Company, as required under the terms of the Original Agreement.
(2)

The purchaser-debtor agreed that, in addition to the balloon payment of $1.9 million, plus interest as agreed upon in the Original Agreement, and $56,953 in tax liens paid by the Company, the Company will also be entitled to receive 25% of the net sale proceeds from any future sale (including a foreclosure sale) of the property in excess of the balloon payment amount, closing costs, and realtor commissions, as applicable.

(3)

At any time, the Company retains the right to enforce its rights as creditor, mortgagee, and holder of vendor’s privilege and declare the unpaid portion of the purchase price, interest, costs, and attorneys’ fees immediately due and payable. The Company’s rights include initiating foreclosure proceedings and/or other legal action.

During the fourth quarter of 2016, the Company filed a Petition for Executory Process in foreclosure against the purchaser-debtor in the 1st Judicial Court, Caddo Parish, State of Louisiana. The Caddo Parish Sheriff’s Department has scheduled the foreclosure sale for April 26, 2017.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Salaries, wages and employee benefits	$2,480	$4,359
Federal and state tax accruals	1,579	1,712
Restructuring, impairment and other costs (1)	1,404	773
Accrued third party maintenance	--	525
Other	2,070	1,467
Total accrued expenses	$7,533	$8,836

(1)	Refer to Note 15 below for additional information regarding the restructuring, impairment and other costs.

NOTE 6. Insurance premium financing

On October 27, 2016, the Company entered into an unsecured note payable of $4.3 million. The note, which is payable in quarterly installments of principal and interest of approximately $1.3 million and bears interest at 2.6%, is scheduled to mature in October 2017. The balance of the note payable as of December 31, 2016 was $3.9 million. The note is payable to a third party financing company for a portion of the Company’s annual insurance premiums.

NOTE 7. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Revolving credit agreement	$96,600	$70,400

Credit facility

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under its prior credit facility and terminated such facility.

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that was set at 0.50% through May 31, 2016, and then adjusted quarterly thereafter between 0.25% and 1.00% based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that was set at 1.50% through May 31, 2016 and then adjusted two days prior to each 30-day interest period for a term equivalent to such period between 1.25% and 2.00% based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, with the notable exclusion of any real estate or revenue equipment financed outside the Credit Facility. Additionally, the Company recognized a charge in the first quarter of 2015 of $0.8 million resulting from the replacement of its previous credit facility representing the write-off of unamortized deferred financing fees.

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

The Company had $1.2 million of overnight borrowings under the Credit Facility as of December 31, 2016. The average interest rate including all borrowings made under the Credit Facility as of December 31, 2016, was 2.34%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of January 31, 2017, the Company had outstanding $4.7 million in letters of credit and had approximately $36.7 million available under the Credit Facility.

The Company anticipates falling below $34.0 million in availability, or 20% of the lenders’ commitments under the Credit Facility, during the first quarter of 2017, which may restrict the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs, and enter into certain acquisitions and hedging arrangements. The Credit Facility contains a single financial covenant that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 10%, or $17.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months.

NOTE 8. LEASES AND COMMITMENTS

Capital leases

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
December 31, 2016	$69,748	$17,428	$52,320
December 31, 2015	45,170	12,896	32,274

The Company has capitalized lease obligations relating to revenue equipment of $51.9 million, of which $16.7 million represents the current portion. These leases have various termination dates extending through October 2020 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from 0% to 3.11% as of December 31, 2016. The lease agreements require payment of property taxes, maintenance and operating expenses. Amortization of assets under capital leases was $6.2 million, $8.3 million and $12.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company completed sale-leaseback transactions under which certain Company-owned tractors were sold to an unrelated party for net proceeds of $19.9 and $6.3 million, for the years ended December 31, 2016 and 2015, respectively, under 48 month terms each with the buyer. During the years ended December 31, 2016 and 2015, the Company recorded liabilities of approximately $0.1 million and $0.4 million, respectively, representing the total gain on the sales and will amortize such amounts to earnings ratably over the lease terms. The deferred gains are included in the deferred gain line item on the accompanying consolidated balance sheet.

Operating leases

The Company has entered into leases with lessors who did not participate in the Credit Facility. Operating lease payments are set forth in the table below for the periods indicated (in thousands).

	Year Ended December 31,
	2016	2015	2014
Equipment rent	$7,443	$4,424	$3,089
Building and office rent (1)	2,001	2,297	2,225
Total rent expense	$9,444	$6,721	$5,314

(1)	The expense for building and office rents is recorded in the operations and maintenance line item in the accompanying consolidated statement of operations and comprehensive (loss) income.

During 2015, the Company completed two sale-leaseback transactions under which it sold certain owned tractors to an unrelated party for net proceeds of $8.0 million and entered into two operating leases with terms of 58 and 59 months, respectively, with the buyer. During 2015, the Company recorded a liability of approximately $0.3 million representing the gain on the sale and will amortize such amount to earnings ratably over the lease term. The deferred gain is included on the deferred gain line item in the accompanying consolidated balance sheet.

As of December 31, 2016, the future minimum payments including interest under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2017	2018	2019	2020	2021	Thereafter
Future minimum payments	$18,365	$10,378	$12,075	$15,902	$--	$--
Future rentals under operating leases	8,081	7,788	4,837	2,960	111	226

Other commitments

As of December 31, 2016, the Company had $5.5 million in commitments for purchases of revenue and non-revenue equipment. The Company typically has the option to cancel revenue equipment orders within a 60 to 90 day period prior to scheduled production, although the notice period has lapsed for all commitments outstanding as December 31, 2016.

NOTE 9. FEDERAL AND STATE INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
Deferred tax assets:	2016	2015
Accrued expenses not deductible until paid	$7,231	$7,438
Federal credits	2,023	--
Impairment loss on assets held for sale	1,090	--
Net operating loss carry forwards	731	157
Equity incentive plan	265	316
Allowance for doubtful accounts	182	232
Revenue recognition	113	235
Other	292	335
Total deferred tax assets	$11,927	$8,713

Deferred tax liabilities:
Tax over book depreciation	(47,217)	(44,805)
Prepaid expenses deductible when paid	(2,375)	(1,872)
Capital leases	(235)	21
Total deferred tax liabilities	(49,827)	(46,656)
Net deferred tax liabilities	$(37,900)	$(37,943)

The Company has federal and certain state net operating loss carryovers that expire in varying years through 2036. The Company expects to fully utilize its tax attributes in future years before they expire.

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
Current:	2016	2015	2014
Federal	$(3,420)	$4,526	$(129)
State	(44)	870	201
Total current	(3,464)	5,396	72
Deferred:
Federal	439	2,985	5,383
State	(494)	(109)	(104)
Total deferred	(55)	2,876	5,279
Total income tax (benefit) expense	$(3,519)	$8,272	$5,351

A reconciliation between the effective income tax rate and the statutory federal income tax rate of 35% is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax (benefit) expense at statutory federal rate	$(3,926)	$6,790	$4,073
Federal income tax effects of:
State income tax expense (benefit)	188	(289)	(34)
Per diem and other nondeductible meals and entertainment	614	702	872
Other	143	306	343
Federal income tax (benefit) expense	(2,981)	7,509	5,254
State income tax (benefit) expense	(538)	763	97
Total income tax (benefit) expense	$(3,519)	$8,272	$5,351
Effective tax rate	31.4%	42.8%	46.0%

The effective rates varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

NOTE 10. EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provides for the granting of equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants, in addition to the shares outstanding at execution of agreement. As of December 31, 2016, 146,754 shares remained available for the issuance of future equity-based compensation awards.

The components of compensation expense recognized, net of forfeiture recoveries, related to equity-based compensation is reflected in the table below for the years indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options	$--	$147	$31
Restricted stock awards	976	946	335
Equity compensation expense	$976	$1,093	$366

Compensation expense related to all equity-based compensation awards granted under the Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations and comprehensive (loss) income.

Stock options

Stock options are the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, and is recognized over the vesting period of the award. The vesting period of option awards is generally 3 or 4 years and awards may be exercised over a three or ten year term. While the Company did not grant any new stock options in 2016, 2015 or 2014, there was a modification to an existing stock option award during 2015 that resulted in a deemed new award being granted.

The following assumptions were used to value the stock options granted or deemed to have been granted during the years indicated:

	Year Ended December 31,
	2016	2015	2014
Dividend yield	--	0%	--
Expected volatility	--	62.9%	--
Risk-free interest rate	--	0.1%	--
Expected life (in years)	--	0.5	--

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

The following table summarizes the stock option activity under the Incentive Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at December 31, 2015	15,610	$5.40	--	$--
Granted (2)	--	--	--	--
Exercised	(2,709)	7.51	--	25
Cancelled/forfeited	(10,729)	4.83	--	--
Expired	(2,172)	5.61	--	--
Outstanding at December 31, 2016	--	$--	--	$--
Exercisable at December 31, 2016	--	$--	--	$--

(1)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of the Company’s common stock, as determined by the closing price on December 30, 2016, was $8.71.

(2)	The weighted-average grant date fair value of options granted during 2016, 2015 and 2014 was $0, $15.17 and $0, respectively.

Restricted stock awards

Restricted stock awards are shares of the Company’s common stock that are granted subject to defined restrictions. The estimated fair value of restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The vesting period of restricted stock awards is generally ratably over four years.

Information related to the restricted stock awarded for the year ended December 31, 2016, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2015	115,317	$21.55
Granted	372,454	14.64
Forfeited	(150,048)	16.25
Vested	(52,527)	18.18
Nonvested shares – December 31, 2016	285,196	$15.93

(1)	The shares were valued at the closing price of the Company’s common stock on the dates of the awards.

The fair value of stock options and restricted stock that vested during the year is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options	$--	$193	$49
Restricted stock	746	1,767	931

As of December 31, 2016, approximately $2.6 million of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a weighted-average period of 2.3 years.

Employee benefit plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members. Employees can contribute up to any percentage of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee. Employees’ rights to employer contributions vest after three years from their date of employment. Effective July 1, 2016, the Company reinstated its contribution match, after having suspended it in April 2009. The Company’s matching contributions to the plan were approximately $0.8 million for 2016.

NOTE 11. (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
Numerator:	2016	2015	2014
Net (loss) income	$(7,699)	$11,069	$6,285

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	8,550	10,337	10,356
Effect of dilutive securities:
Employee stock options and restricted stock	--	64	129
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares and assumed conversions	$8,550	$10,401	$10,485
Basic earnings (loss) per share	$(0.90)	$1.07	$0.61
Diluted earnings (loss) per share	$(0.90)	$1.06	$0.60
Weighted-average anti-dilutive employee stock options and restricted stock	11	62	3

NOTE 12. REPURCHASE OF EQUITY SECURITIES

In July 2015, the Company’s board of directors authorized the repurchase of up to one million shares of the Company’s common stock. During 2015, through a Rule 10b5-1 plan, the Company repurchased a total of 953,738 shares at a weighted average price of $18.80 per share for an aggregate cost of approximately $17.9 million. As of January 8, 2016, the Company had repurchased the full one million shares of common stock included in this repurchase authorization.

In February 2016, the Company announced the board of directors had authorized the repurchase of up to two million shares of the Company’s common stock, which authorization will expire in February 2019 unless earlier terminated or extended by the board of directors. During 2016, the Company, through a Rule 10b5-1 plan, repurchased 1,583,249 shares at an average price of $18.05 per share for an aggregate cost of approximately $28.4 million. On August 9, 2016, the Company announced the board of directors had suspended the Rule 10b5-1 plan, with 463,013 shares remaining available for repurchase at December 31, 2016.

Purchases under these share repurchase authorizations may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The specific number of shares the Company ultimately repurchases, and the actual timing and amount of share repurchases, will depend on market conditions and other factors, as well as the applicable requirements of federal securities law. In addition, the stock repurchase program may be suspended, extended or terminated by the Company at any time without prior notice, and the Company is not obligated to purchase a specific number of shares.

NOTE 13. LITIGATION

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

NOTE 14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2016 and 2015 (in thousands, except per share amounts):

	2016
	March 31,	June 30,	September 30,	December 31,
Operating revenue	$110,618	$109,888	$105,458	$103,135
Operating expenses	112,981	110,445	105,416	107,773
Operating (loss) income	(2,363)	(557)	42	(4,638)
Other, net	768	864	1,000	1,070
Loss before income taxes	(3,131)	(1,421)	(958)	(5,708)
Income tax benefit	(1,324)	(75)	(224)	(1,896)
Net loss	$(1,807)	$(1,346)	$(734)	$(3,812)

Average shares outstanding (basic)	9,381	8,734	8,069	7,975
Basic loss per share	$(0.19)	$(0.15)	$(0.09)	$(0.48)

Average shares outstanding (diluted)	9,381	8,734	8,069	7,975
Diluted loss per share	$(0.19)	$(0.15)	$(0.09)	$(0.48)

	2015
	March 31,	June 30,	September 30,	December 31,
Operating revenue	$132,887	$133,573	$123,490	$117,984
Operating expenses	128,361	127,759	118,031	110,712
Operating income	4,526	5,814	5,459	7,272
Other, net	1,582	919	571	658
Income before income taxes	2,944	4,895	4,888	6,614
Income tax expense	1,309	2,125	2,161	2,677
Net income	$1,635	$2,770	$2,727	$3,937

Average shares outstanding (basic)	10,395	10,435	10,442	10,033
Basic earnings per share	$0.16	$0.27	$0.26	$0.39

Average shares outstanding (diluted)	10,516	10,516	10,470	10,059
Diluted earnings per share	$0.16	$0.26	$0.26	$0.39

The amounts reported above have been previously reported in the Company’s quarterly reports on Form 10-Q. Certain line items in those quarterly reports may not total the corresponding amount reported in this Form 10-K due to rounding.

NOTE 15. RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

During 2016 and 2015, the Company took steps to streamline and simplify its operations to better align its cost structure.

2015 Restructuring, impairment and other costs

In the Company’s Trucking segment, maintenance facilities were closed in Denton, Texas and Carlisle, Pennsylvania and its road assistance function was outsourced to a third party to improve operating productivity and enhance capacity utilization. These initiatives resulted in a headcount reduction of 50 team members. Team members separated from the Company as a result of these streamlining initiatives were paid severance. Expenses recorded during the year ended December 31, 2015, included costs related to severance; facility lease termination costs; communication and administration of these initiatives; and asset write-offs.

In July 2015, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. John M. Simone regarding the conclusion of his tenure as the Company’s President, Chief Executive Officer, and Director. Pursuant to the Separation Agreement dated July 7, 2015, the Company recognized severance costs associated with Mr. Simone’s departure of approximately $1.3 million, which were recorded in the line item “Restructuring, impairment and other costs” in the Company’s consolidated statements of operations and comprehensive (loss) income.

In total, during 2015, the Company recognized approximately $2.7 million, pretax, in restructuring, impairment and other costs. The following table summarizes the Company’s restructuring liability and cash payments made related to the restructuring plan as of December 31, 2015 (in thousands):

	Costs Incurred	Payments	Non-cash Expenses	Accrued Balance
Severance pay and benefits	$2,160	$(869)	$(538)	$753
Facility closing expenses	582	(562)	--	20
Total	$2,742	$(1,431)	$(538)	$773

2016 Restructuring, impairment and other costs

In the Company’s Trucking segment, maintenance facilities were closed in Forest Park, Georgia and South Holland, Illinois, and in the Company’s USAT Logistics segment, branch offices were closed in Olathe, Kansas and Salt Lake City, Utah. Headcount was reduced by 47 team members across multiple departments, including two contractors. Employees separated from the Company were paid severance benefits, and the agreements with the contractors were cancelled and cancellation penalties were paid, where required. Expenses recorded during the year ended December 31, 2016, included costs related to terminations; facility lease termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs.

The following table summarizes the Company’s liabilities, charges, and cash payments related to the restructuring plan made during the year ended December 31, 2016 (in thousands):

	Accrued Balance December 31, 2015	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance December 31, 2016
Compensation and benefits (1)	$753	$768	$(1,437)	$(3)	$81
Facility closing expenses (1)	20	2,779	(1,190)	(286)	1,323
Spartanburg impairment (2)	--	546	--	(546)	--
Fuel tank write-off (2)	--	524	--	(524)	--
Out of period adjustment (3)	--	647	--	(647)	--
Total	$773	$5,264	$(2,627)	$(2,006)	$1,404

(1)	The Company incurred total pretax expenses of approximately $3.5 million related to these streamlining initiatives during the first quarter of 2016.
(2)

During 2016, the Company recorded $1.1 million for the impairment of non-operating assets. Of the total expense recorded, approximately $0.5 million related to the impairment of the Company’s bulk fuel assets at all locations, as diesel fuel will no longer be stored or dispensed at any of the Company’s locations, and $0.6 million related to the fair market value impairment of the Company’s Spartanburg terminal.

(3)

During the 2016, the Company identified an item requiring an adjustment of an accounts payable liability during 2013. The Company has recorded an adjustment of $0.6 million for this item in the quarter ended March 31, 2016.

A summary of the Company’s restructuring, impairment and other costs by segment is as follows (in thousands):

	Costs Incurred
	Year Ended December 31,
	2016	2015
Trucking	$4,848	$2,742
USAT Logistics	416	--
Total	$5,264	$2,742

On May 19, 2016, (the “Separation Date”), the Company’s board of directors unanimously approved a separation agreement between Michael K. Borrows and the Company (the “Separation Agreement”) and accepted Mr. Borrows’ resignation as Executive Vice President and Chief Financial Officer. The Company recognized severance costs associated with Mr. Borrows’ departure of approximately $0.7 million, which are recorded in the “Salaries, wages and employee benefits” line item in the accompanying consolidated statements of operations and comprehensive (loss) income. At December 31, 2016, the Company has approximately $0.3 million accrued for severance benefits still to be paid to Mr. Borrows.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

In accordance with the requirements of the Exchange Act and SEC rules and regulations promulgated thereunder, the Company has established and maintains disclosure controls and procedures and internal control over financial reporting. Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected.

Evaluation of Disclosure Controls and Procedures

USA Truck has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors. The Company’s management, with the participation of the its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the disclosure controls and procedures. Based on this evaluation, as of December 31, 2016, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of USA Truck is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in the Exchange Act Rule 13a-15(f) and 15d-(f) as a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal controls over financial reporting was conducted based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria set forth in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.

The Company’s internal control over financial reporting as of December 31, 2016, has been audited by Grant Thornton LLP, independent registered public accountants, as attested to in their attestation report included herein.

Change in Internal Control over Financial Reporting

No change occurred in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

USA Truck, Inc.

We have audited the internal control over financial reporting of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 3, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 3, 2017

Item 9B.     OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

Item 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	(a) The following documents are filed as a part of this report:	Page
1.	Financial statements. Included in Part II, Item 8 of this report.	40
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

3.02	Amended and Restated Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).
10.01*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2011).
10.02*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).
10.03*	USA Truck, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission April 25, 2014).
10.04

Loan and Security Agreement, dated February 5, 2015, among the Company, Bank of America, N.A., as Agent, Bank of America, N.A. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners, and SunTrust Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015)

10.05

Cooperation Agreement, dated as of February 25, 2015, by and among USA Truck, Inc., Baker Street Capital L.P., Baker Street Capital Management, LLC, Baker Street Capital GP, LLC, and Vadim Perelman (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2015)

10.06

Cooperation Agreement, dated as of February 25, 2015, by and among USA Truck, Inc., Stone House Capital Management, LLC, SH Capital Partners, L.P., and Mark Cohen (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2015)

10.07*

Consulting Agreement, dated as of April 6, 2015, by and between the Company and Thomas M. Glaser (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2015)

10.08*

Letter Agreement, dated July 29, 2015, by and between the Company and Michael K. Borrows (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015)

10.9*

Letter Agreement, dated September 30, 2015, by and between the Company and Martin Tewari (incorporated by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015)

10.10*	Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.16 to the Company's annual report on Form l0-K for the year ended December 31, 2015)
10.11*	Form of Executive Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended December 31, 2015)
10.12*

Amendment to Cooperation Agreement, dated as of May 5, 2015, by and among USA Truck, Inc., Stone House Capital Management, LLC, SH Capital Partners, L.P., and Mark Cohen (incorporated by reference to Exhibit 99.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015)

10.13*

Amendment to Cooperation Agreement, dated as of May 5, 2015, by and among USA Truck, Inc., Baker Street Capital L.P., Baker Street Capital Management, LLC, Baker Street Capital GP, LLC, and Vadim Perelman (incorporated by reference to Exhibit 99.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015)

10.14*		Employment Letter between the Company and John R. Rogers (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016)
10.15*

Executive Severance and Change of Control Agreement between the Company and John R. Rogers (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016)

10.16*		Employment Letter between the Company and James Craig (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016)
10.17*

Executive Severance and Change of Control Agreement between the Company and James Craig (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form l0-Q for the quarter ended March 31, 2016)

10.18*		Separation Agreement between the Company and Michael Weindel, Jr. (incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016)
10.19*

Separation Agreement, dated May 19, 2016, by and between the Company and Michael K. Borrows (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form l0-Q for the quarter ended June 30, 2016)

10.20*

Executive Severance and Change of Control Agreement between the Company and Joseph M. Kaiser (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2016)

10.21*		Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2016)
10.22*	#	Employment Letter between the Company and James D. Reed
10.23*	#	Executive Severance and Change of Control Agreement between the Company and James D. Reed
21		The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the fiscal year ended December 31, 2016.
23.01	#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.01	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan, contract or arrangement.

# Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ James D. Reed
James D. Reed
President and Chief Executive Officer

Date:	March 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Peiser
Robert A. Peiser	Chairman of the Board and Director	March 3, 2017

/s/ James D. Reed
James D. Reed	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017
/s/ Joseph M. Kaiser
Joseph M. Kaiser	Vice President and Chief Accounting Officer (Principal Financial Officer/Principal Accounting Officer)	March 3, 2017
/s/ Thomas Glaser
Thomas Glaser	Director	March 3, 2017

/s/ Robert E. Creager
Robert E. Creager	Director	March 3, 2017

/s/ Alexander D. Greene
Alexander D. Greene	Director	March 3, 2017

/s/ Gary R. Enzor
Gary R. Enzor	Director	March 3, 2017

/s/ Barbara J. Faulkenberry
Barbara J. Faulkenberry	Director	March 3, 2017

/s/ M. Susan Chambers
M. Susan Chambers	Director	March 3, 2017