Form 10-Q
period 2017-03-31
USA TRUCK INC
filed 2017-05-04
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock, as of April 28, 2017, was 8,197,457.

USA TRUCK, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
		(as recast - see note 2)
Assets
Current assets:
Cash	$120	$122
Accounts receivable, net of allowance for doubtful accounts of $794 and $608, respectively	54,833	55,127
Other receivables	6,707	6,986
Inventories	409	413
Assets held for sale	1,726	4,661
Prepaid expenses and other current assets	6,466	6,187
Total current assets	70,261	73,496
Property and equipment:
Land and structures	31,594	31,500
Revenue equipment	254,850	269,953
Service, office and other equipment	25,859	25,295
Property and equipment, at cost	312,303	326,748
Accumulated depreciation and amortization	(110,481)	(106,465)
Property and equipment, net	201,822	220,283
Other assets	1,158	1,189
Total assets	$273,241	$294,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,982	$18,779
Current portion of insurance and claims accruals	12,932	10,665
Accrued expenses	7,591	7,533
Current maturities of capital leases	15,824	16,742
Insurance premium financing	2,628	3,943
Total current liabilities	61,957	57,662
Deferred gain	632	652
Long-term debt	80,175	96,600
Capital leases, less current maturities	33,282	35,133
Deferred income taxes	34,052	37,775
Insurance and claims accruals, less current portion	9,424	8,558
Total liabilities	219,522	236,380
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 12,064,008 shares, and 12,156,376 shares, respectively	121	122
Additional paid-in capital	68,397	68,375

Retained earnings	53,073	57,963
Less treasury stock, at cost (3,849,815 shares, and 3,849,815 shares, respectively)	(67,872)	(67,872)
Total stockholders’ equity	53,719	58,588
Total liabilities and stockholders’ equity	$273,241	$294,968

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Operating revenue	$101,670	$110,618

Operating expenses
Salaries, wages and employee benefits	30,639	32,573
Fuel and fuel taxes	10,774	10,189
Depreciation and amortization	7,644	7,272
Insurance and claims	8,332	4,768
Equipment rent	2,114	1,860
Operations and maintenance	6,571	9,213
Purchased transportation	37,403	36,403
Operating taxes and licenses	950	1,122
Communications and utilities	666	880
Gain on disposal of assets, net	(260)	(396)
Restructuring, impairment and other costs	--	5,264
Other	3,236	3,833
Total operating expenses	108,069	112,981
Operating loss	(6,399)	(2,363)

Other expenses
Interest expense, net	1,003	565
Other, net	98	203
Total other expenses, net	1,101	768
Loss before income taxes	(7,500)	(3,131)
Income tax benefit	(2,610)	(1,324)

Net loss and comprehensive loss	$(4,890)	$(1,807)

Net loss per share
Average shares outstanding (basic)	7,998	9,381
Basic loss per share	$(0.61)	$(0.19)

Average shares outstanding (diluted)	7,998	9,381
Diluted loss per share	$(0.61)	$(0.19)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common
	Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2016	12,156	$122	$68,041	$58,172	$(67,872)	$58,463
Effect of adoption of share-based payment pronouncement ASU 2016-09 (see note 2)	--	--	334	(209)	--	125
Balance at December 31, 2016, as recast	12,156	$122	$68,375	$57,963	$(67,872)	$58,588
Purchase of treasury stock	--	--	--	--	--	--
Share-based compensation	--	--	21	--	--	21
Restricted stock award grant	65	1	(1)	--	--	--
Forfeited restricted stock	(159)	(2)	2	--	--	--
Net share settlement related to restricted stock vesting	2	--	--	--	--	--
Net loss	--	--	--	(4,890)	--	(4,890)
Balance at March 31, 2017	12,064	$121	$68,397	$53,073	$(67,872)	$53,719

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
Operating activities:	2017	2016
Net loss	$(4,890)	$(1,807)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,644	7,272
Provision for doubtful accounts	--	319
Deferred income tax (benefit), net	(3,723)	1,020
Share-based compensation	21	131
Gain on disposal of assets, net	(260)	(396)
Impairment of property and equipment	--	1,070
Other	(19)	(41)
Changes in operating assets and liabilities:
Accounts receivable	573	(4,164)
Inventories and prepaid expenses	(275)	(581)
Accounts payable and accrued liabilities	4,929	3,927
Insurance and claims accruals	3,737	(376)
Other long-term assets and liabilities	31	56
Net cash provided by operating activities	7,768	6,430

Investing activities:
Capital expenditures	(2,312)	(2,220)
Proceeds from sale of property and equipment	4,739	2,913
Proceeds from operating sale leaseback	10,980	--
Net cash provided by investing activities	13,407	693

Financing activities:
Borrowings under long-term debt	6,305	12,424
Payments on long-term debt	(24,044)	(6,923)
Payments on capitalized lease obligations	(2,771)	(1,657)
Net change in bank drafts payable	(667)	(2,100)
Excess tax (benefit) payments from exercise of stock options	--	(23)
Purchase of common stock	--	(7,495)
Net payments on stock-based awards	--	(33)
Net cash used in financing activities	(21,177)	(5,807)

Increase (decrease) in cash	(2)	1,316
Cash:
Beginning of period	122	87
End of period	$120	$1,403

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$993	$606
Income taxes	--	121
Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	--	5,358

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

References to the “Company,” “we,” “us,” “our” or similar terms refer to USA Truck, Inc. and its subsidiary.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard provides for using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, which delayed the effectiveness of ASU 2014-09 to annual periods beginning after December 15, 2017, and interim periods therein. The Company is in the process of reviewing customer contracts, but we believe our transportation revenue recognized under the new standard will generally approximate revenue under current standards, in that we recognize transportation revenue proportionately as we perform the transportation service for our customer. The Company plans to complete its evaluation in 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method it will use to adopt the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard, which will become effective for the Company beginning with the first quarter 2019, requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company adopted the provisions of ASU 2016-09 as of January 1, 2017. As a result, the Company changed its accounting policy to recognize forfeitures as they occur. Accordingly, the Company recognized a cumulative adjustment of $0.2 million for the adoption of the impact of removing forfeitures, net of income taxes, charged to stockholder’s equity at December 31, 2016. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with no material impact on the financial statements for the quarter ended March 31, 2017.

NOTE 3 – NOTE RECEIVABLE

During 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the Company received cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million, due November 2015, which was recorded in the line item “Other Receivables” in the accompanying condensed consolidated balance sheets. The purchaser-debtor was to make monthly payments to the Company, with interest, until the balance of the note receivable was paid via a final, lump sum payment of the remaining balance (approximately $1.9 million) in November 2015. The purchaser-debtor defaulted on the note receivable by not making the final principal payment in November 2015, and the Company is taking legal action to collect the remaining balance. The note receivable was collateralized by a first priority mortgage on the property. The Company believes, based on a recent appraisal, that the market value of the property exceeds the amount of the note receivable plus collection costs. Accordingly, no valuation allowance has been recorded. The Company had previously deferred $0.7 million of gain on the sale of the property, with the gain recognized into earnings only as payments on the note receivable were received.

During the fourth quarter of 2016, the Company filed a Petition for Executory Process in foreclosure against the purchaser-debtor in the 1st Judicial Court, Caddo Parish, State of Louisiana. Pursuant to modifications made in the fourth quarter of 2016 to the original asset sale agreement, the Company will be entitled to receive 25% of the net sale proceeds in excess of the $1.9 million unpaid balloon payment and the total amount of any tax liens paid by the Company plus interest, after deducting costs of the sale. The foreclosure sale was held on April 26, 2017, and a successful bid was placed by a third party for $1.6 million, which exceeds the $1.4 million carrying value of the note net of the deferred gain.

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan (the “Prior Plan”) and provides for the granting of equity-based awards covering up to 500,000 shares of common stock to directors, officers and other key employees and consultants, in addition to the shares available under the Prior Plan on the effective date of the “Incentive Plan”. As of March 31, 2017, 170,611 shares remain available for the issuance of future equity-based compensation awards.

The board of directors is submitting the First Amendment to the Incentive Plan to our stockholders for their approval at the Annual Meeting of Stockholders (the “Annual Meeting”), scheduled for May 10, 2017. The First Amendment to the Incentive Plan seeks to increase the number of shares of common stock available for issuance thereunder by an additional 500,000 shares. As of April 7, 2017, the mailing date of the 2017 Proxy Statement, there were approximately 161,500 shares available for issuance under the Incentive Plan; therefore, the First Amendment to the Incentive Plan would result in approximately 661,500 shares being available for future awards, subject to adjustment for certain future forfeitures. If approved by the stockholders, the First Amendment to the Incentive Plan will be effective as of the date of the Annual Meeting.

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

USAT Logistics. USAT Logistics consists of freight brokerage and rail intermodal services. Both of these service offerings match customer shipments with available equipment of authorized third-party carriers and provide services that complement the Company’s Trucking operations. The Company provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single carrier, or a small group of carriers, to provide all their transportation solutions.

In determining its reportable segments, the Company’s management focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

Assets are not allocated to USAT Logistics, because USAT Logistics brokers freight services to customers through arrangements with third party carriers who utilize their own equipment. To the extent rail intermodal operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant cost drivers, as determined by management.

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended
	March 31,
Operating revenue	2017	2016
Trucking revenue (1)	$70,471	$76,036
Trucking intersegment eliminations	(191)	(334)
Trucking operating revenue	70,280	75,702
USAT Logistics revenue (2)	32,650	35,911
USAT Logistics intersegment eliminations	(1,260)	(995)
USAT Logistics operating revenue	31,390	34,916
Total operating revenue	$101,670	$110,618

(1)	Includes foreign revenue of $8.8 million and $9.6 million for the three months ended March 31, 2017 and 2016, respectively. All foreign revenue is collected in U.S. dollars.
(2)	USAT Logistics de Mexico was established on March 4, 2017. Foreign revenue for the three months ended March 31, 2017 was minimal.

A summary of operating (loss) income by segment is as follows (in thousands):

	Three Months Ended
	March 31,
Operating (loss) income	2017	2016
Trucking	$(7,128)	$(4,369)
USAT Logistics	729	2,006
Total operating loss	$(6,399)	$(2,363)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended
	March 31,
Depreciation and amortization	2017	2016
Trucking	$7,564	$7,150
USAT Logistics	80	122
Total depreciation and amortization	$7,644	$7,272

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
Accrued expenses	2017	2016
Salaries, wages and employee benefits	$2,931	$2,480
Federal and state tax accruals	1,650	1,579
Restructuring, impairment and other costs (1)	1,178	1,404
Other	1,832	2,070
Total accrued expenses	$7,591	$7,533

(1)	Refer to note 12 of the footnotes in this Form 10-Q for additional information regarding the restructuring, impairment and other costs.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Revolving credit agreement	$80,175	$96,600

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under and terminated its prior credit facility.

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that was set at 0.50% through May 31, 2016, and will be adjusted quarterly thereafter to between 0.25% and 1.00% based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin that was set at 1.50% through May 31, 2016, and thereafter adjusted two days prior to each 30-day interest period for a term equivalent to such period between 1.25% and 2.00% based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

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

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0, that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 10%, or $17.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months. The Company anticipates falling below $34.0 million in availability, or 20% of the lenders’ commitments under the Credit Facility, during 2017, which may restrict the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated. The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions and other indebtedness.

The Company had no overnight borrowings under the Credit Facility as of March 31, 2017. The average interest rate including all borrowings made under the Credit Facility as of March 31, 2017, was 2.84%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of March 31, 2017, the Company had outstanding $4.7 million in letters of credit and had approximately $43.2 million available under the Credit Facility.

Note 8 – LEASES AND Commitments

CAPITAL LEASES

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
March 31, 2017	$69,748	$19,734	$50,014
December 31, 2016	69,748	17,428	52,320

The Company has capitalized lease obligations relating to revenue equipment as of March 31, 2017 of $49.1 million, of which $15.8 million represents the current portion. Such leases have various termination dates extending through October 2020 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from nil to 3.11% as of March 31, 2017. The lease agreements require payment of property taxes, maintenance and operating and non-operating expenses. Amortization of capital leases was $1.9 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $2.5 million for both the three-month periods ended March 31, 2017 and 2016, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in the “Equipment rent,” line item while rent expense relating to office equipment is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of operations.

As of March 31, 2017, the future minimum payments, including interest, under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2017	2018	2019	2020	2021	Thereafter
Capital leases	$17,072	$8,533	$11,433	$14,316	$--	$--
Operating leases	11,255	10,283	7,893	3,649	98	169

During the quarter ended March 31, 2017, the Company completed a sale-leaseback transaction under which it sold certain owned tractors to an unrelated party for net proceeds of $11.0 million and entered into an operating lease with the buyer for a term of 41 months. The Company recorded a liability of approximately $0.03 million representing the gain on the sale and will amortize such amount to earnings ratably over the lease term. The deferred gain is included in the “Deferred gain” line item in the accompanying condensed consolidated balance sheet.

OTHER COMMITMENTS

As of March 31, 2017, the Company had $5.6 million in commitments for purchases of revenue and non-revenue equipment, of which none are cancellable.

NOTE 9 – INCOME tAXES

During the three months ended March 31, 2017 and 2016, the Company’s effective tax rate was 34.8% and 42.3%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially nondeductible under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company's effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company's effective tax rate is significant.

When the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

NOTE 10 – LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive stock options and restricted stock. The computation of diluted loss per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
Numerator:	2017	2016
Net loss	$(4,890)	$(1,807)
Denominator:
Denominator for basic loss per share – weighted average shares	7,998	9,381
Effect of dilutive securities:
Employee stock options and restricted stock	--	--
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversion	7,998	9,381
Basic loss per share	$(0.61)	$(0.19)
Diluted loss per share	$(0.61)	$(0.19)
Weighted average anti-dilutive employee stock options and restricted stock	4	39

NOTE 11 – LEGAL PROCEEDINGS

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. Though management believes these claims to be immaterial to the Company’s long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company’s financial position or results of operations in any given reporting period.

NOTE 12 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

During 2016, the Company took steps to streamline and simplify its operations to better align its cost structure. The Company closed a total of four facilities, and reduced headcount across multiple departments. Expenses incurred in implementing the restructuring plan included cancellation penalties for certain contracts with independent contractors, costs related to involuntary terminations, facility lease termination costs, costs associated with the development, communication and administration of these initiatives and asset write-offs.

The following tables summarize the Company’s liabilities, charges, and cash payments related to the restructuring plan made during the three months ended March 31, 2017 (in thousands):

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance March 31, 2017
Compensation and benefits	$81	$--	$(81)	$--	$--
Facility closing expenses	1,323	--	(145)	--	1,178
Total	$1,404	$--	$(226)	$--	$1,178

	Three Months Ended March 31,
Costs incurred	2017	2016
Trucking	$--	$4,848
USAT Logistics	--	416
Total	$--	$5,264

The following tables summarize the Company’s liabilities, charges, and cash payments related to executive severance agreements made during the three months ended March 31, 2017 (in thousands):

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance March 31, 2017
Severance costs in salaries, wages and employee benefits	$277	$817	$(543)	$--	$551
Total	$277	$817	$(543)	$--	$551

	Three Months Ended March 31,
Costs incurred	2017	2016
Trucking	$586	$--
USAT Logistics	231	--
Total	$817	$--

In May 2016, the Company’s board of directors unanimously approved a separation agreement between Michael K. Borrows and the Company and accepted Mr. Borrows’ resignation as Executive Vice President and Chief Financial Officer. The Company recognized severance costs associated with Mr. Borrows’ departure of approximately $0.7 million, which were recorded in the “Salaries, wages and employee benefits” line item in the condensed consolidated statements of operations and comprehensive income (loss) for the Company’s Form 10-Q for the quarter ended June 30, 2016. At March 31, 2017, the Company had approximately $0.2 million accrued for severance benefits remaining to be paid to Mr. Borrows.

In January 2017, the Company’s board of directors unanimously approved separation agreements between John R. Rogers (the “Rogers Separation Agreement”), the Company’s former President and Chief Executive Officer, and Christian C. Rhodes (the “Rhodes Separation Agreement”), the Company’s former Chief Information Officer. Per the material terms of the Rogers Separation Agreement, Mr. Rogers received (i) severance pay in the form of salary continuation payments equal to his base salary at the time his employment ended ($425,000) for a period of twelve months, subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement and confidentiality covenants in favor of the Company, (ii) a lump sum separation payment of $120,000 and (iii) a lump sum payment of $30,000 for moving and transition expenses. Per the material terms of the Rhodes Separation Agreement, Mr. Rhodes received a lump sum payment of $171,125. The Company recognized severance costs associated with the departures of Messrs. Rogers and Rhodes of approximately $0.6 million and $0.2 million, respectively, which are recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of operations and comprehensive loss.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	future driver market,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers and customer-facing employees,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company's fleet and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future effects of restructuring actions,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	USAT Logistics growth,
●	inflation,
●	future indebtedness,
●	expected amount and timing of capital expenditures,
●	expected liquidity and sources of capital resources,
●	future size of our independent contractor fleet, and
●	future income tax rates

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” ”would,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and other filings with the Securities and Exchange Commission (the “SEC”).

All such forward-looking statements speak only as of the date of this report. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in management’s expectations with regard thereto or any change in the events, conditions or circumstances on which any such information is based, except as required by law.

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

Our Business

USA Truck offers a broad range of truckload and logistics services to a diversified customer base that spans a variety of industries. The Company has two reportable segments: (i) Trucking, consisting of one-way truckload services, in which volumes typically are not contractually committed, and dedicated contract services, in which a combination of equipment and drivers is contractually committed to a particular customer, typically for a duration of at least one year, and (ii) USAT Logistics, consisting of freight brokerage and rail intermodal service offerings.

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

Revenue for the Company’s Trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the rates per mile received from customers, the number of tractors in operation, and the number of revenue-generating miles per tractor. The Company enhances its Trucking operating revenue by charging for fuel surcharge and ancillary services such as stop-off pay, loading and unloading activities, tractor and trailer detention and other similar services.

Operating expenses that have a major impact on the profitability of the Trucking segment fall into two categories: variable and fixed. The largest portion is the variable costs or mostly variable costs of transporting freight for customers. These costs include driver wages and benefits, fuel and fuel taxes, payments to independent contractors for purchased transportation, operating and maintenance expense and insurance and claims expense. The costs vary mostly according to miles operated, but also have controllable components based on percentage of compensated miles, shop and dispatch efficiency, safety and claims experience.

The most significant fixed or mostly fixed expenses include the capital costs of our assets (depreciation, rent and interest), compensation of non-driving employees and portions of insurance and maintenance expenses. These expenses are partially controllable through managing our fleet size and facilities infrastructure, headcount efficiency improvements and operating safely.

Fuel expense varies significantly with diesel fuel prices and is one of our most volatile variable expenses. To mitigate the Company’s exposure to fuel price increases, it recovers from its customers fuel surcharges that generally recoup a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although its fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Because of the volatility of fuel prices, the Company evaluates its profitability primarily based on net fuel cost per company tractor mile, because this measure reflects the net impact of fuel prices and surcharge collection, uncompensated miles and changes in mix between company tractors and independent contractor tractor miles.

The key statistics used to evaluate Trucking segment performance, net of fuel surcharge, include (i) base Trucking revenue per seated tractor per week, (ii) average base revenue per loaded mile, (iii) average miles per seated tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of seated tractors and (vii) adjusted operating ratio. In general, the Company’s average miles per seated tractor per week, rate per mile and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are mostly beyond the Company’s control, as well as by its sales and marketing efforts, service levels and efficiency of its operations, over which the Company has significant control.

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

The Company expects to continue to work toward refining its freight network to achieve a more optimal mix of lanes and markets in its Trucking business, seating a higher percentage of the Company’s fleet and growing its independent contractor fleet and focus on improving rates, all with the goal of better utilizing Company tractors and improving key operating metrics. By focusing on these areas, management believes it will make progress on its goals of improving the Company’s operating performance and increasing stockholder value.

Results of Operations

The following table sets forth the condensed consolidated statements of operations and comprehensive loss in dollars (in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts (in thousands) of those items compared to the prior year.

	Three Months Ended March 31,
	2017			2016
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$89,828	88.4%		$102,017	92.2%		(11.9)%
Fuel surcharge revenue	11,842	11.6		8,601	7.8		37.7
Operating revenue	$101,670	100.0%		$110,618	100.0%		(8.1)

Operating expenses	108,069	106.3	106.2%	112,981	102.1	97.2%	(4.3)
Operating loss	(6,399)	(6.3)	(6.2)	(2,363)	(2.1)	2.8	170.8

Other expenses:
Interest expense	1,003	0.9		565	0.5		77.5
Other, net	98	0.1		203	0.2		(51.7)
Total other expenses, net	1,101	1.0		768	0.7		43.4
Loss before income taxes	(7,500)	(7.3)		(3,131)	(2.9)		139.5
Income tax benefit	(2,610)	(2.6)		(1,324)	(1.2)		97.1

Net loss	$(4,890)	(4.7)%		$(1,807)	(1.7)%		170.6%

(1)

The adjusted operating ratio calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and other items, as a percent of operating revenue excluding fuel surcharge revenue. Other items in this presentation are the restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits. See note 12 of the footnotes in this Form 10-Q. Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information” and “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.

Use of Non-GAAP Financial Information

The Company uses the terms “adjusted operating ratio” and “adjusted (loss) earnings per diluted share” throughout this Form 10-Q. Adjusted operating ratio and adjusted (loss) earnings per diluted share, as defined here, are non-GAAP financial measures, as defined by the SEC. Management uses adjusted operating ratio and adjusted (loss) earnings per diluted share as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as described below.

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted (loss) earnings per diluted share is defined as earnings or loss before income taxes plus loss on extinguishment of debt, restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits reduced by our normalized statutory income tax rate, divided by weighted average diluted shares outstanding.

The Company’s board of directors and the chief operating decision-maker focus on adjusted operating ratio and adjusted (loss) earnings per diluted share as indicators of the Company’s performance from period to period.

Management believes removing the impact of the above described items from the Company’s operating results affords a more consistent basis for comparing results of operations. Management believes its presentation of adjusted operating ratio and adjusted (loss) earnings per diluted share is useful because it provides investors and securities analysts the same information that the Company uses internally for purposes of assessing its core operating performance.

Adjusted operating ratio and adjusted (loss) earnings per diluted share are not substitutes for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as adjusted operating ratio and adjusted (loss) earnings per diluted share. Although management believes that adjusted operating ratio and adjusted (loss) earnings per diluted share can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio and adjusted (loss) earnings per diluted share differently. As a result, it may be difficult to use adjusted operating ratio, adjusted (loss) earnings per diluted share or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Consolidated Reconciliations

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands):

Adjusted operating ratio:

Consolidated	Three Months Ended
	March 31,
	2017	2016
Operating revenue	$101,670	$110,618
Less:
Fuel surcharge revenue	11,842	8,601
Base revenue	$89,828	$102,017
Operating expense	$108,069	$112,981
Adjusted for:
Restructuring, impairment and other costs	--	(5,264)
Severance costs in salaries, wages and employee benefits	(817)	--
Fuel surcharge revenue	(11,842)	(8,601)
Adjusted operating expense	$95,410	$99,116
Operating ratio	106.3%	102.1%
Adjusted operating ratio	106.2%	97.2%

Adjusted (loss) earnings per share:

	Three Months Ended
	March 31,
	2017	2016
Loss per diluted share	$(0.61)	$(0.19)
Adjusted for:
Severance costs in salaries, wages and employee benefits	0.10	--
Restructuring, impairment and other costs	--	0.56
Income tax effect adjustments	(0.04)	(0.22)
Adjusted (loss) earnings per diluted share	$(0.55)	$0.15

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

Trucking Segment	Three Months Ended
	March 31,
	2017	2016
Revenue	$70,471	$76,036
Less: intersegment eliminations	191	334
Operating revenue	70,280	75,702
Less: fuel surcharge revenue	9,187	6,821
Base revenue	$61,093	$68,881
Operating expense	$77,408	$80,071
Adjusted for:
Restructuring, impairment and other costs	--	(4,848)
Severance costs in salaries, wages and employee benefits	(586)	--
Fuel surcharge revenue	(9,187)	(6,821)
Adjusted operating expense	$67,635	$68,402
Operating ratio	110.1%	105.8%
Adjusted operating ratio	110.7%	99.3%

USAT Logistics Segment	Three Months Ended
	March 31,
	2017	2016
Revenue	$32,650	$35,911
Less: intersegment eliminations	1,260	995
Operating revenue	31,390	34,916
Less: fuel surcharge revenue	2,655	1,780
Base revenue	$28,735	$33,136
Operating expense	$30,661	$32,910
Adjusted for:
Restructuring, impairment and other costs	--	(416)
Severance costs in salaries, wages and employee benefits	(231)	--
Fuel surcharge revenue	(2,655)	(1,780)
Adjusted operating expense	$27,775	$30,714
Operating ratio	97.7%	94.3%
Adjusted operating ratio	96.7%	92.7%

Key Operating Statistics by Segment

	Three Months Ended
	March 31,
Trucking:	2017	2016
Operating revenue (in thousands)	$70,280	$75,702
Operating loss (in thousands) (1)	$(7,128)	$(4,369)
Operating ratio (2)	110.1%	105.8%
Adjusted operating ratio (3)	110.7%	99.3%
Total miles (in thousands) (4)	40,449	43,872
Deadhead percentage (5)	13.2%	12.4%
Base revenue per loaded mile	$1.740	$1.793
Average number of in-service tractors (6)	1,704	1,814
Average number of seated tractors (7)	1,563	1,758
Average miles per seated tractor per week	2,013	1,920
Base revenue per seated tractor per week	$3,040	$3,014
Average loaded miles per trip	579	563

USAT Logistics:
Operating revenue (in thousands)	$31,390	$34,916
Operating income (in thousands) (1)	$729	$2,006
Net revenue (in thousands) (8)	5,359	6,718
Gross margin (9)	16.4%	18.7%

(1)	Operating (loss) income is calculated by deducting operating expenses from operating revenues.
(2)	Operating ratio is calculated as operating expenses as a percentage of operating revenue.
(3)

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits net of fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue. See GAAP to non-GAAP reconciliation above.

(4)	Total miles include both loaded and empty miles.
(5)	Deadhead percentage is calculated by dividing empty miles into total miles.
(6)	Tractors include company-operated tractors in service, plus tractors operated by independent contractors.
(7)	Seated tractors are those occupied by drivers.
(8)	Net revenue is calculated by taking revenue less purchased transportation.
(9)	Gross margin percentage is calculated by taking revenue less purchased transportation expense and dividing that amount by revenue. This calculation includes intercompany revenues and expenses.

Results of Operations—Segment Review

Trucking operating revenue

For the three months ended March 31, 2017, Trucking operating revenue decreased 7.2% to $70.3 million, compared to $75.7 million for the same period in 2016. Trucking base revenue decreased 11.3% to $61.1 million, compared to $68.9 million for the first quarter of 2016. The decrease in operating revenue was primarily attributable to the 11.1% decrease in average seated tractor count, which drove the 11.2% decrease in Trucking shipments and 7.8% decrease in total miles driven. Other factors contributing to the decreases in both operating revenue and base revenue were a 3.0% decrease in base revenue per loaded mile and an 80 basis point increase in deadhead percentage. Fuel surcharge revenue was higher during the quarter, primarily due to the 19.4% increase in nationwide diesel fuel price per gallon at March 31, 2017 compared to March 31, 2016.

The freight market continued to be challenging in the first three months of 2017. Freight rates and volumes continued to be affected by weak demand and excess trucking capacity. While Trucking capacity is currently available in the market, the Company believes the upcoming changes in Trucking regulations should begin to tighten the capacity market in late 2017 and into 2018. During the past year, the Company has continued to refine its network and focus on head-haul lanes versus the backhaul strategy. Moving forward, the Company expects improvements in year-over-year rate per mile when compared to those experienced during the second through fourth quarters of 2016, after the loss of a large dedicated freight customer.

Trucking operating loss

Trucking generated an operating loss of $7.1 million in the first quarter of 2017 compared to $4.4 million in the comparable 2016 period, largely due to the 11.1% decrease in seated tractor count, combined with the significant increase in insurance and claims expense as a result of a $4.4 million reserve adjustment stemming from adverse development in prior year claim layers. Other factors contributing to the operating loss were the decrease in Trucking shipments mentioned above, slightly offset by a 0.9% increase in base revenue per seated tractor per week.

USAT Logistics operating revenue

For the three months ended March 31, 2017, operating revenue for USAT Logistics decreased 10.1% to $31.4 million from $34.9 million, for the same period in 2016. Reduced operating revenue primarily related to a 13.0% decrease in revenue orders per employee. For the three months ended March 31, 2017, operating revenue per employee decreased 18.7%, compared to the same period in 2016. USAT Logistics’ base revenue decreased 13.3% for the three months ended March 31, 2017, over the same period in the prior year. The decrease in both base revenue and fuel surcharge revenue was largely due to the soft freight market and contributed to a 17.0% decrease in revenue per order. In the USAT Logistics segment, which requires much lower capital investment, the Company is focused on gaining market share and improving net revenue.

USAT Logistics operating income

USAT Logistics operating income decreased $1.3 million to $0.7 million in the first quarter of 2017, or 63.7%, compared to $2.0 million in the first quarter of 2016. Decreased operating income was largely due to the decreases in base revenue and revenue orders per employee, which less effectively covered compensation expense, which increased slightly in the 2017 period compared with the 2016 period.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2017				2016				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2017 to 2016
Salaries, wages and employee benefits	$30,639	30.1	33.2	%(1)	$32,573	29.4%	31.9	%(1)	(5.9)%
Fuel and fuel taxes	10,774	10.6	(1.2	) (2)	10,189	9.2	1.6	(2)	5.7
Depreciation and amortization	7,644	7.5	8.5		7,272	6.6	7.1		5.1
Insurance and claims	8,332	8.2	9.3		4,768	4.3	4.7		74.7
Equipment rent	2,114	2.1	2.4		1,860	1.7	1.8		13.7
Operations and maintenance	6,571	6.5	7.3		9,213	8.3	9.0		(28.7)
Purchased transportation	37,403	36.8	41.6		36,403	32.9	35.7		2.7
Operating taxes and licenses	950	0.9	1.1		1,122	1.0	1.1		(15.3)
Communications and utilities	666	0.7	0.7		880	0.8	0.9		(24.3)
Gain on disposal of assets, net	(260)	(0.3)	(0.3)		(396)	(0.4)	(0.4)		(34.3)
Restructuring, impairment and other costs	--	--	--		5,264	4.7	N/A		(100.0)
Other	3,236	3.2	3.6		3,833	3.5	3.8		(15.6)
Total operating expenses	$108,069	106.3	106.2%		$112,981	102.1%	97.2%		(4.3)%

(1)

The percent of base revenue calculation for operating expenses is calculated as operating expenses, net of fuel surcharges and other items, as a percent of operating revenue excluding fuel surcharge revenue. Other items in this presentation are the restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits. See note 12 of the footnotes in this Form 10-Q for additional information regarding the restructuring, impairment and other costs.

(2)	The percent of base revenue calculation for fuel and fuel surcharge expense is calculated as fuel and fuel taxes, net of fuel surcharge.

Salaries, wages and employee benefits

The decrease in salaries, wages and employee benefits expense during the first quarter of 2017, when compared to the same quarter in 2016, was primarily due to a 16.8% increase in the independent contractor fleet combined with a 9.7% reduction in the Company-owned tractor fleet, as the Company continued to migrate to an asset-light strategy in its Trucking segment. During the first quarter of 2017, the Company recorded $1.5 million associated with an adverse development of prior year layers of workers’ compensation claims. Management believes non-driver wages should continue to decrease in absolute dollars as the Company aligns the number of seated tractors with non-driving support staff in the Trucking segment. USAT Logistics salaries, wages and employee benefits are expected to increase as we continue to increase customer facing positions in an effort to grow market share.

The rate of compensation paid to Company drivers per mile has increased in recent periods and will increase in future periods due to a driver pay increase, which was effective on April 4, 2017. Furthermore, management believes that the market for drivers continues to tighten; therefore, it expects driver wages and hiring expenses, including recruiting and advertising, to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet. Changes will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which payments are reflected in purchased transportation.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers. The increase in fuel and fuel taxes for the first quarter 2017, when compared to the same quarter 2016, resulted from a 19.4% increase in nationwide diesel fuel prices per gallon at March 31, 2017 compared to March 31, 2016. Fuel efficiency initiatives undertaken, such as trailer blades, idle-control, more fuel-efficient engines and driver training programs, contributed to the increased controlling of our fuel expense on a cost per company tractor mile basis. However, these initiatives were muted by steadily rising fuel prices that began during 2016 and have continued through the first quarter of 2017.

The Company expects to continue managing its idle time and truck speeds and partnering with customers to adjust fuel surcharge programs to recover a fair portion of rising fuel costs. Going forward, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, deadhead percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives. Fuel prices are expected to continue to rise throughout the remainder of 2017.

Equipment rent and depreciation and amortization

Equipment rent expenses are those related to revenue equipment under operating leases. Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics. The increase in equipment rent expense during the three months period ended March 31, 2017 was the result of the Company entering into an operating sale leaseback transaction in March 2017 for 90 tractors and the increased use of operating leases for the acquisition of trailers. Increases in depreciation and amortization during the period were primarily reflective of increased cost of revenue equipment that was purchased throughout 2016.

The Company will continue to focus on fleet reductions to improve asset utilization, match customer demand and strengthen load profitability initiatives. Further, the acquisition costs of new revenue equipment could increase due to the continued implementation of emissions requirements, the inclusion of improved safety features, and improved fuel efficiency. As a result, management expects to see an increase in depreciation and amortization expense from new tractors. The Company expects equipment rent to increase as we anticipate utilizing operating leases for the purchase of the remaining trailers throughout the year.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims and insurance premiums and self-insured amounts. Insurance and claims expense increased significantly during the three months ended March 31, 2017 as a result of the most recent actuarial analysis resulting in a $3.0 million adjustment stemming from adverse development in our prior year claim layers. The Company expects insurance and claims expense to be volatile over the long-term.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs. Operating and maintenance expenses are primarily affected by the age of the Company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities. Operations and maintenance expense for the three months ended March 31, 2017 decreased due to the smaller size of the revenue generating Company tractor fleet, which decreased approximately 10% when compared to the same period in 2016. We believe our operations and maintenance expense will continue to improve throughout 2017 when compared with 2016, as we expect to realize the benefits of certain cost-saving initiatives put in place in late 2016 and early 2017, which may be partially offset by additional maintenance expense associated with a slightly older fleet.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them, including fuel surcharge reimbursement paid to such parties. Purchased transportation increased 2.7% primarily due to a 16.8% increase in the size of the Company’s independent contractor fleet, offset by a 10.1% decrease in USAT Logistics operating revenue. Moving forward, the Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which, if successful, could further increase purchased transportation expense. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift), and growth of USAT Logistics will shift, expenses to the “Purchased transportation” line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance and capital expenditures.

Gain on disposal of assets, net

The decreases in gain on disposal of assets, net, during the 2017 period reflects higher fleet reductions in the 2016 period compared to the 2017 period. During the 2016 period, the Company reduced its fleet through the accelerated disposal of older, less efficient tractors and trailers. Going forward, the Company expects gains on the sale of revenue equipment to be similar to those experienced in 2016.

Restructuring, impairment and other costs

See note 12 of the footnotes in this Form 10-Q for discussion of restructuring, impairment and other costs.

Other expenses

In connection with our cost reduction efforts, a number of miscellaneous costs reductions were implemented that resulted in a net decrease in other expenses of approximately $0.6 million.

Interest expense

For the three months ended March 31, 2017, interest expense increased primarily due to increased debt balances. See note 7 of the footnotes in this Form 10-Q for further discussion of the Company’s Credit Facility.

Income tax expense

The Company’s effective tax rate was 34.8% and 42.3% for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially nondeductible under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company's effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company's effective tax rate is significant. Because the Company continued to incur losses during the three-month period ended March 31, 2017, the estimated provision calculation was updated to reflect the impact of the non-deductible expenses on the effective tax rate. This resulted in a reduction to the effective tax rate during the three months ended March 31, 2017. Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to participate in the per diem program.

When the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant investments. In the Company’s Trucking segment, where investments are substantial, the primary investments are in new revenue equipment and to a lesser extent, in technology and working capital. In the Company’s USAT Logistics segment, where investment is modest, the primary investments are in technology and working capital. USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, and capital and operating leases. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0, that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 10%, or $17.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months. The Company anticipates falling below $34.0 million in availability, or 20% of the lenders’ commitments under the Credit Facility, during 2017, which may restrict the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements.

Long-term debt, financing notes and capital leases decreased during the first quarter by $20.5 million from the fourth quarter of 2016 to $131.9 million. As of March 31, 2017, the Company had outstanding $4.7 million in letters of credit and had approximately $43.2 million available to borrow under the Credit Facility. Net of cash, debt represented 71.0% of total capitalization. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$7,768	$6,430
Net cash provided by investing activities	13,407	693
Net cash used in financing activities	(21,177)	(5,807)

Operating Activities – Cash generated from operations increased by $1.3 million in the first three months of 2017, compared to the same period in 2016. The increase in cash provided by operating activities was primarily due to improved collection procedures, offset by decreased operating revenues and increases in insurance and claims activity.

Investing Activities – For the three months ended March 31, 2017, net cash provided by investing activities was $13.4 million, compared to $0.7 million during the same period in 2016. The $12.7 million increase in cash provided by investing activities primarily reflects $11.0 million in proceeds from an operating sale leaseback transaction that was completed in March 2017 for 90 tractors which the Company owned, and a $1.8 million increase in proceeds from the sale of property and equipment, offset by a $0.1 million increase in capital expenditures.

Financing Activities – Cash used in financing activities was $21.2 million for the first three months of 2017, compared to $5.8 million during the same period in 2016. The increase in cash used during the quarter was primarily attributable to a $17.1 million increase in payments on long-term debt combined with a $6.1 million reduction in borrowing under the Credit Facility. At March 31, 2017, the Company had borrowings of long-term debt, financing notes and capital leases of $131.9 million, down from $152.4 million at December 31, 2016.

Debt and Capitalized Lease Obligations

See notes 7 and 8 of the footnotes to the Company’s condensed consolidated financial statements included in Part I, Item 1, in this Form 10-Q for further discussion of the revolving Credit Facility and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment and certain facilities. As of March 31, 2017, the Company leased certain revenue equipment, facilities and information technology software under operating leases. Assets held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such assets are reflected in the condensed consolidated statements of operations and comprehensive loss in the “Equipment rent” and, for office equipment, in the “Operations and maintenance” line items. Equipment rent expense related to the Company’s revenue equipment operating leases was $2.1 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.

Rent expense related to the other equipment and facilities leases was $0.4 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

The following table represents outstanding contractual obligations for rent expense under operating leases as of March 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$1,516	$425	$642	$280	$169
Computer hardware rented	294	235	59	--	--
Revenue equipment	31,537	10,595	17,475	3,467	--
Total rental obligations	$33,347	$11,255	$18,176	$3,747	$169

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, the U.S. National Average Diesel Fuel price per gallon of diesel fuel was 19.4% higher at March 31, 2017 compared to the price at March 31, 2016.

As of March 31, 2017, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of March 31, 2017, the Company had stockholders’ equity of $53.7 million and total debt and capital leases including current maturities, of $131.9 million, resulting in a total debt, less cash, to total capitalization ratio of 71.0% compared to 72.2% as of December 31, 2016.

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

As of March 31, 2017, the Company had $5.6 million in commitments for the acquisition of revenue and non-revenue equipment, none of which is cancellable.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its condensed consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the three months ended March 31, 2017, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the LIBOR plus a certain percentage determined based on a pricing grid dependent upon certain financial ratios. As of March 31, 2017, the Company had $80.2 million outstanding pursuant to its Credit Facility, excluding letters of credit of $4.7 million. Assuming the outstanding balance as of March 31, 2017 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.8 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of March 31, 2017, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2017, a 10% increase in the average price per gallon would result in a $3.2 million increase in fuel expense before taking into account application of the Company’s fuel surcharge program.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors. Management, with the participation of the Principal Executive Officer (the “PEO,” who is also performing functions of or similar to that of principal financial officer), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of March 31, 2017 the PEO has concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to management, including the PEO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has confidence in the Company’s internal controls and procedures. Nevertheless, management, including the PEO, does not expect that the Company’s disclosure procedures and controls and its internal controls will prevent all errors or intentional fraud. An internal controls system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, have been, or will be, detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. Though management believes these claims to be immaterial to the Company’s long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company’s financial position or results of operations in any given reporting period.

ITEM 1A. RISK FACTORS

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present. The section entitled “Item 1A., Risk Factors, ” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, describes some of the risks and uncertainties associated with the business. These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

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

3.2

Amended and Restated Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2017).

4.1

Specimen certificate evidencing shares of the common stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-45682, filed with the Securities and Exchange Commission on February 13, 1992).

10.1	*#	Separation Agreement between the Company and John R. Rogers.
10.2	*#	Separation Agreement between the Company and Christian C. Rhodes.
10.3	*#	First Amendment to Executive Severance and Change in Control Agreement between the Company and James D. Reed, dated January 31, 2017.
10.4	*#	First Amendment to Executive Severance and Change in Control Agreement between the Company and James A. Craig, dated January 31, 2017.
31.1	#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	Management contract or compensatory plan, contract or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	May 4, 2017	By:	/s/ James D. Reed
(Signature) James D. Reed
President and Chief Executive Officer
(principal executive officer and person performing
functions of or similar to principal financial officer)