Form 10-Q
period 2017-06-30
USA TRUCK INC
filed 2017-08-03
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock, as of July 27, 2017, was 8,296,870.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
		(as recast)
Assets
Current assets:
Cash	$166	$122
Accounts receivable, net of allowance for doubtful accounts of $959 and $608, respectively	56,024	55,127
Other receivables	3,591	6,986
Inventories	413	413
Assets held for sale	1,034	4,661
Prepaid expenses and other current assets	4,527	6,187
Total current assets	65,755	73,496
Property and equipment:
Land and structures	31,772	31,500
Revenue equipment	250,238	269,953
Service, office and other equipment	26,131	25,295
Property and equipment, at cost	308,141	326,748
Accumulated depreciation and amortization	(114,232)	(106,465)
Property and equipment, net	193,909	220,283
Other assets	1,070	1,189
Total assets	$260,734	$294,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,807	$18,779
Current portion of insurance and claims accruals	12,873	10,665
Accrued expenses	8,696	7,533
Current maturities of capital leases	14,761	16,742
Insurance premium financing	1,314	3,943
Total current liabilities	56,451	57,662
Deferred gain	582	652
Long-term debt	80,175	96,600
Capital leases, less current maturities	31,560	35,133
Deferred income taxes	31,580	37,775
Insurance and claims accruals, less current portion	9,424	8,558
Total liabilities	209,772	236,380
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 12,154,788 shares, and 12,156,376 shares, respectively	122	122
Additional paid-in capital	68,373	68,375
Retained earnings	50,227	57,963
Less treasury stock, at cost (3,853,064 shares, and 3,849,815 shares, respectively)	(67,760)	(67,872)
Total stockholders’ equity	50,962	58,588
Total liabilities and stockholders’ equity	$260,734	$294,968

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Operating revenue	$107,358	$109,888	$209,028	$220,506

Operating expenses
Salaries, wages and employee benefits	29,221	30,627	59,860	63,201
Fuel and fuel taxes	10,479	11,391	21,253	21,580
Depreciation and amortization	6,879	7,599	14,523	14,871
Insurance and claims	5,561	5,438	13,893	10,206
Equipment rent	2,633	1,861	4,747	3,722
Operations and maintenance	7,950	10,299	14,521	19,512
Purchased transportation	41,005	38,030	78,408	74,432
Operating taxes and licenses	1,024	1,260	1,974	2,381
Communications and utilities	598	851	1,264	1,731
Gain on disposal of assets, net	(77)	(182)	(337)	(578)
Restructuring, impairment and other costs	--	--	--	5,264
Other	5,051	3,271	8,287	7,104
Total operating expenses	110,324	110,445	218,393	223,426
Operating loss	(2,966)	(557)	(9,365)	(2,920)

Other expenses
Interest expense, net	950	731	1,953	1,295
Other, net	128	133	226	337
Total other expenses, net	1,078	864	2,179	1,632
Loss before income taxes	(4,044)	(1,421)	(11,544)	(4,552)
Income tax benefit	(1,198)	(75)	(3,808)	(1,399)

Consolidated net loss and comprehensive loss	$(2,846)	$(1,346)	$(7,736)	$(3,153)

Net loss per share
Average shares outstanding (basic)	8,028	8,734	8,028	9,069
Basic loss per share	$(0.35)	$(0.15)	$(0.96)	$(0.35)

Average shares outstanding (diluted)	8,028	8,734	8,028	9,069
Diluted loss per share	$(0.35)	$(0.15)	$(0.96)	$(0.35)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common
	Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2016	12,156	$122	$68,041	$58,172	$(67,872)	$58,463
Effect of adoption of share-based payment pronouncement ASU 2016-09 (see note 2)	--	--	334	(209)	--	125
Balance at December 31, 2016, as recast	12,156	$122	$68,375	$57,963	$(67,872)	$58,588
Issuance of treasury stock	--	--	(169)	--	112	(57)
Stock-based compensation	--	--	152	--	--	152
Restricted stock award grant	195	2	(2)	--	--	--
Forfeited restricted stock	(198)	(2)	2	--	--	--
Net share settlement related to restricted stock vesting	2	--	15	--	--	15
Net loss	--	--	--	(7,736)	--	(7,736)
Balance at June 30, 2017	12,155	$122	$68,373	$50,227	$(67,760)	$50,962

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net loss	$(7,736)	$(3,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,523	14,871
Provision for doubtful accounts	--	440
Deferred income tax (benefit), net	(6,196)	2,443
Share-based compensation	152	393
Gain on disposal of assets, net	(337)	(578)
Impairment of property and equipment	--	1,070
Other	(70)	(82)
Changes in operating assets and liabilities:
Accounts receivable	944	(1,391)
Inventories and prepaid expenses	1,660	351
Accounts payable and accrued liabilities	3,328	(275)
Insurance and claims accruals	3,075	1,204
Other long-term assets and liabilities	119	103
Net cash provided by operating activities	9,462	15,396
Investing activities:
Capital expenditures	(3,468)	(27,065)
Proceeds from sale of property and equipment	9,856	12,696
Proceeds from operating sale leaseback	10,980	--
Net cash provided by (used in) investing activities	17,368	(14,369)
Financing activities:
Borrowings under long-term debt	11,855	46,237
Payments on long-term debt	(30,996)	(19,637)
Payments on capitalized lease obligations	(5,467)	(3,487)
Net change in bank drafts payable	(2,136)	(2,108)
Excess tax (benefit) payments from exercise of stock options	--	(55)
Purchase of common stock	--	(20,904)
Net payments on stock-based awards	15	(38)
Issuance of treasury stock	(57)	--
Net cash (used in) provided by financing activities	(26,786)	8

Increase in cash	44	1,035
Cash:
Beginning of period	122	87
End of period	$166	$1,122
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,936	$1,283
Income taxes	124	132
Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	--	7,932

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company adopted the provisions of ASU 2016-09 as of January 1, 2017. As a result, the Company changed its accounting policy to recognize forfeitures as they occur. Accordingly, the Company recognized a net cumulative adjustment of $0.1 million for the adoption of the impact of removing forfeitures, net of income taxes, charged to stockholder’s equity at December 31, 2016. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with no material impact on the financial statements for the quarter ended June 30, 2017.

NOTE 3 – NOTE RECEIVABLE

During 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the Company received cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million which was recorded in the line item “Other Receivables” in the accompanying condensed consolidated balance sheets. The purchaser-debtor was to make monthly payments to the Company, with interest, until the balance of the note receivable was paid through a lump sum payment due in November 2015. The Company had previously deferred $0.7 million of gain on the sale of the property, with the gain recognized into earnings only as monthly payments on the note receivable were received.

The purchaser-debtor defaulted on the note receivable in November 2015, at which time the Company began legal action to collect the remaining balance. The foreclosure sale was held on April 26, 2017, and a successful bid was placed by a third party for $1.6 million, which exceeded the $1.4 million carrying value of the note. During the second quarter of 2017, the Company received cash from the foreclosure sale and recognized a $0.2 million gain.

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants. The First Amendment to the Incentive Plan was approved at the Annual Meeting of Stockholders on May 10, 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares. As of June 30, 2017, 583,690 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics.

Trucking. Trucking is comprised of truckload and dedicated freight services. Truckload provides motor carrier services as a medium to long-haul common and contract carrier. USA Truck has provided truckload motor carrier services since its inception, and derives the largest portion of its gross revenue from these services. Dedicated freight provides truckload motor carrier services to specific customers for shipments over particular routes at specified times.

USAT Logistics. USAT Logistics’ service offerings consist of freight brokerage and rail intermodal services. Both of these service offerings match customer shipments with available equipment of authorized third-party motor carriers and provide services that complement the Company’s Trucking operations. The Company provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

In determining its reportable segments, the Company’s management focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

Revenue equipment assets are not allocated to USAT Logistics, because USAT Logistics brokers freight services to customers through arrangements with third party motor carriers who utilize their own equipment. To the extent rail intermodal operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant cost drivers, as determined by management.

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating revenue	2017	2016	2017	2016
Trucking revenue (1)	$71,731	$75,750	$142,202	$151,786
Trucking intersegment eliminations	(186)	(246)	(377)	(580)
Trucking operating revenue	71,545	75,504	141,825	151,206
USAT Logistics revenue (2)	36,878	37,087	69,528	72,997
USAT Logistics intersegment eliminations	(1,065)	(2,703)	(2,325)	(3,697)
USAT Logistics operating revenue	35,813	34,384	67,203	69,300
Total operating revenue	$107,358	$109,888	$209,028	$220,506

(1)

Includes foreign revenue of $9.1 million and $18.8 million for the three and six months ended June 30, 2017, respectively, and $9.6 million and $19.3 million for the three and six months ended June 30, 2016, respectively. All foreign revenue is collected in U.S. dollars.

(2)	USAT Logistics de Mexico was established on March 4, 2017. Foreign revenue for the three and six months ended June 30, 2017 was $0.2 million and $0.2 million, respectively.

A summary of operating (loss) income by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating (loss) income	2017	2016	2017	2016
Trucking	$(4,843)	$(2,733)	$(11,971)	$(7,102)
USAT Logistics	1,877	2,176	2,606	4,182
Total operating loss	$(2,966)	$(557)	$(9,365)	$(2,920)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Depreciation and amortization	2017	2016	2017	2016
Trucking	$6,759	$7,470	$14,323	$14,620
USAT Logistics	120	129	200	251
Total depreciation and amortization	$6,879	$7,599	$14,523	$14,871

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
Accrued expenses	2017	2016
Salaries, wages and employee benefits	$4,385	$2,480
Federal and state tax accruals	1,855	1,579
Restructuring, impairment and other costs (1)	973	1,404
Other (2)	1,483	2,070
Total accrued expenses	$8,696	$7,533

(1)	Refer to Note 12 for additional information regarding the restructuring, impairment and other costs.
(2)	As of June 30, 2017 and December 31, 2016, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Revolving credit agreement	$80,175	$96,600

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

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0, that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 10%, or $17.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months. The Company anticipates potentially falling below $34.0 million in availability, or 20% of the lenders’ commitments under the Credit Facility, during 2017, which may restrict the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements.

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

The Company had no overnight borrowings under the Credit Facility as of June 30, 2017. The average interest rate including all borrowings made under the Credit Facility as of June 30, 2017, was 3.0%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of June 30, 2017, the Company had outstanding $5.4 million in letters of credit and had approximately $42.2 million available under the Credit Facility.

Note 8 – LEASES AND Commitments

CAPITAL LEASES

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
June 30, 2017	$69,504	$21,751	$47,753
December 31, 2016	69,748	17,428	52,320

The Company has capitalized lease obligations relating to revenue equipment as of June 30, 2017 of $46.3 million, of which $14.8 million represents the current portion. Such leases have various termination dates extending through October 2020 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from nil to 3.11% as of June 30, 2017. The lease agreements require payment of property taxes, maintenance and operating and non-operating expenses. Amortization of capital leases was $1.7 million and $3.6 million for the three and six months ended June 30, 2017, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2016, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $3.1 million and $5.6 million for the three and six months ended June 30, 2017, respectively, and $2.4 million and $4.5 million for the three and six months ended June 30, 2016, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in the “Equipment rent,” line item while rent expense relating to office equipment is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of operations.

As of June 30, 2017, the future minimum payments, including interest, under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2017	2018	2019	2020	2021	Thereafter
Capital leases	$15,957	$8,331	$13,825	$10,252	$--	$--
Operating leases	11,306	9,565	7,191	1,828	211	492

During the first quarter of 2017, the Company completed a sale-leaseback transaction under which it sold certain owned tractors to an unrelated party for net proceeds of $11.0 million and entered into an operating lease with the buyer for a term of 41 months. The Company recorded a liability of approximately $0.03 million representing the gain on the sale and will amortize such amount to earnings ratably over the lease term. The deferred gain is included in the “Deferred gain” line item in the accompanying condensed consolidated balance sheet.

OTHER COMMITMENTS

As of June 30, 2017, the Company had $8.6 million in commitments for purchases of revenue and non-revenue equipment, of which none are cancellable.

NOTE 9 – INCOME tAXES

During the three months ended June 30, 2017 and 2016, the Company’s effective tax rate was 29.6% and 5.3%, respectively. During the six months ended June 30, 2017 and 2016, the Company’s effective tax rate was 33.0% and 30.7%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially nondeductible under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company's effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company's effective tax rate is significant.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2017	2016	2017	2016
Net loss	$(2,846)	$(1,346)	$(7,736)	$(3,153)
Denominator:
Denominator for basic earnings per share – weighted average shares	8,028	8,734	8,028	9,069
Effect of dilutive securities:
Employee stock options and restricted stock	--	--	--	--
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	8,028	8,734	8,028	9,069
Basic loss per share	$(0.35)	$(0.15)	$(0.96)	$(0.35)
Diluted loss per share	$(0.35)	$(0.15)	$(0.96)	$(0.35)
Weighted average anti-dilutive employee stock options and restricted stock	--	20	2	7

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

The following tables summarize the Company’s liabilities, charges, and cash payments related to the restructuring plan made during the six months ended June 30, 2017 (in thousands):

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance June 30, 2017
Compensation and benefits	$81	$--	$(81)	$--	$--
Facility closing expenses	1,323	--	(350)	--	973
Total	$1,404	$--	$(431)	$--	$973

	Three Months Ended June 30,		Six Months Ended June 30,
Costs incurred	2017	2016	2017	2016
Trucking	$--	$--	$--	$4,848
USAT Logistics	--	--	--	416
Total	$--	$--	$--	$5,264

The following tables summarize the Company’s liabilities, charges, and cash payments related to executive severance agreements made during the six months ended June 30, 2017 (in thousands):

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance June 30, 2017
Severance costs in salaries, wages and employee benefits	$277	$899	$(726)	$--	$450
Total	$277	$899	$(726)	$--	$450

	Three Months Ended June 30,		Six Months Ended June 30,
Costs incurred	2017	2016	2017	2016
Trucking	$56	$697	$642	$697
USAT Logistics	26	--	257	--
Total	$82	$697	$899	$697

In May 2016, the Company’s board of directors unanimously approved a separation agreement between Michael K. Borrows and the Company and accepted Mr. Borrows’ resignation as Executive Vice President and Chief Financial Officer. The Company recognized severance costs associated with Mr. Borrows’ departure of approximately $0.7 million, which were recorded in the “Salaries, wages and employee benefits” line item in the condensed consolidated statements of operations and comprehensive (loss) income for the Company’s Form 10-Q for the quarter ended June 30, 2016. At June 30, 2017, the Company had approximately $0.1 million accrued for severance benefits remaining to be paid to Mr. Borrows.

In January 2017, the Company’s board of directors unanimously approved separation agreements between John R. Rogers (the “Rogers Separation Agreement”), the Company’s former President and Chief Executive Officer, and Christian C. Rhodes (the “Rhodes Separation Agreement”), the Company’s former Chief Information Officer. Per the material terms of the Rogers Separation Agreement, Mr. Rogers received (i) severance pay in the form of salary continuation payments equal to his base salary at the time his employment ended ($425,000) for a period of twelve months, subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement and confidentiality covenants in favor of the Company, (ii) a lump sum separation payment of $120,000 and (iii) a lump sum payment of $30,000 for moving and transition expenses. Per the material terms of the Rhodes Separation Agreement, Mr. Rhodes received a lump sum payment of $171,125. The Company recognized severance costs associated with the departures of Messrs. Rogers and Rhodes of approximately $0.6 million and $0.2 million, respectively, which were recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of operations and comprehensive loss. At June 30, 2017, the Company had approximately $0.2 million and nil accrued for severance benefits remaining to be paid to Mr. Rogers and Mr. Rhodes, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers and customer-facing employees,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future effects of restructuring actions,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	inflation,
●	future indebtedness,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	expected liquidity and sources of capital resources,
●	future size of our independent contractor fleet, and
●	future income tax rates

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

Our Business

USA Truck offers a broad range of truckload motor carrier and freight brokerage and logistics services to a diversified customer base that spans a variety of industries. The Company has two reportable segments: (i) Trucking, consisting of one-way truckload motor carrier services, in which volumes typically are not contractually committed, and dedicated contract motor carrier services, in which a combination of equipment and drivers is contractually committed to a particular customer, typically for a duration of at least one year, subject to certain cancellation rights, and (ii) USAT Logistics, consisting of freight brokerage and rail intermodal service offerings.

The Trucking segment provides truckload transportation, including dedicated services, of various products, goods and materials. The Trucking segment primarily uses its own purchased or leased tractors and trailers to provide the services and is commonly referred to as “asset-based” trucking. The Company’s USAT Logistics service matches customer shipments with available equipment of authorized third-party motor carriers and provides services that complement the Company’s Trucking operations. USAT Logistics provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

Revenue for the Company’s Trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the rates per mile received from customers, the number of tractors in operation, and the number of revenue-generating miles per tractor. The Company supplements its Trucking operating revenue by charging for fuel surcharge and ancillary services such as stop-off pay, loading and unloading activities, tractor and trailer detention and other similar services.

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

Fuel expense can fluctuate significantly with diesel fuel prices and is one of our most volatile variable expenses. To mitigate the Company’s exposure to fuel price increases, it recovers from its customers fuel surcharges that generally recoup a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although its fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, the opposite is true. Because of the volatility of fuel prices, the Company evaluates its profitability primarily based on net fuel cost per company tractor mile, because this measure reflects the net impact of fuel prices and surcharge collection, uncompensated miles and changes in mix between company tractors and independent contractor tractor miles.

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

The USAT Logistics segment provides services that complement Trucking services. Unlike the Trucking segment, the USAT Logistics segment is non-asset based and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense related to the USAT Logistics segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and employee benefits. The Company evaluates the USAT Logistics segment’s financial performance by reviewing the gross margin percentage (revenue less purchased transportation expenses expressed as a percentage of revenue) and gross margin. The gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity. USAT Logistics often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins.

The Company expects to continue to focus on key objectives that it believes will return USA Truck to profitability: building a leadership team; Trucking turnaround; improving base revenue yield; reducing costs; and gross margin growth at USAT Logistics. With those objectives in mind, management continues to work toward refining the Company’s freight network to achieve a more optimal mix of lanes and markets in its Trucking business, seating a higher percentage of the Company’s fleet and growing its independent contractor fleet and focus on improving rates, all with the goal of better utilizing our in-service tractors and improving key operating metrics. By focusing on these key objectives, management believes it will make progress on its goals of improving the Company’s operating performance and increasing stockholder value.

Results of Operations

The following table sets forth the condensed consolidated statements of operations and comprehensive loss in dollars (in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts (in thousands) of those items compared to the prior year.

	Three Months Ended June 30,
	2017			2016
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$96,038	89.5%		$99,513	90.6%		(3.5)%
Fuel surcharge revenue	11,320	10.5		10,375	9.4		9.1
Operating revenue	$107,358	100.0%		$109,888	100.0%		(2.3)

Operating expenses	110,324	102.8	103.0%	110,445	100.5	99.9%	(0.1)
Operating loss	(2,966)	(2.8)	(3.0)	(557)	(0.5)	0.1	432.5

Other expenses:
Interest expense	950	0.9		731	0.7		30.0
Other, net	128	0.1		133	0.1		(3.8)
Total other expenses, net	1,078	1.0		864	0.8		24.8
Loss before income taxes	(4,044)	(3.8)		(1,421)	(1.3)		184.6
Income tax benefit	(1,198)	(1.1)		(75)	(0.1)		1,490.5

Consolidated net loss	$(2,846)	(2.7)%		$(1,346)	(1.2)%		111.5%

	Six Months Ended June 30,
	2017			2016
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$185,866	88.9%		$201,530	91.4%		(7.8)%
Fuel surcharge revenue	23,162	11.1		18,976	8.6		22.1
Operating revenue	$209,028	100.0%		$220,506	100.0%		(5.2)

Operating expenses	218,393	104.5	104.6%	223,426	101.3	98.5%	(2.3)
Operating loss	(9,365)	(4.5)	(4.6)	(2,920)	(1.3)	1.5	220.7

Other expenses:
Interest expense	1,953	0.9		1,295	0.6		50.8
Other, net	226	0.1		337	0.1		(32.9)
Total other expenses, net	2,179	1.0		1,632	0.7		33.5
Loss before income taxes	(11,544)	(5.5)		(4,552)	(2.0)		153.6
Income tax benefit	(3,808)	(1.8)		(1,399)	(0.6)		172.2

Consolidated net loss	$(7,736)	(3.7)%		$(3,153)	(1.4)%		145.4%

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

The Company’s chief operating decision-makers focus on adjusted operating ratio and adjusted (loss) earnings per diluted share as indicators of the Company’s performance from period to period.

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

Consolidated Reconciliations

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio (dollar amounts in thousands):

Adjusted operating ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating revenue	$107,358	$109,888	$209,028	$220,506
Less:
Fuel surcharge revenue	11,320	10,375	23,162	18,976
Base revenue	96,038	99,513	185,866	201,530
Operating expense	110,324	110,445	218,393	223,426
Adjusted for:
Restructuring, impairment and other costs	--	--	--	(5,264)
Severance costs in salaries, wages and employee benefits	(82)	(697)	(899)	(697)
Fuel surcharge revenue	(11,320)	(10,375)	(23,162)	(18,976)
Adjusted operating expense	$98,922	$99,373	$194,322	$198,489
Operating ratio	102.8%	100.5%	104.5%	101.3%
Adjusted operating ratio	103.0%	99.9%	104.6%	98.5%

Adjusted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Loss per share	$(0.35)	$(0.15)	$(0.96)	$(0.35)
Adjusted for:
Severance costs in salaries, wages and employee benefits	0.01	0.08	0.11	0.08
Restructuring, impairment and other costs	--	--	--	0.58
Income tax expense effect of adjustments	--	(0.03)	(0.04)	(0.25)
Adjusted (loss) earnings per share	$(0.34)	$(0.10)	$(0.89)	$0.06

Segment reconciliations

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

Trucking Segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$71,731	$75,750	$142,202	$151,786
Less: intersegment eliminations	186	246	377	580
Operating revenue	71,545	75,504	141,825	151,206
Less: fuel surcharge revenue	8,828	8,227	18,015	15,048
Base revenue	62,717	67,277	123,810	136,158
Operating expense	76,388	78,238	153,796	158,308
Adjusted for:
Restructuring, impairment and other costs	--	--	--	(4,848)
Severance costs in salaries, wages and employee benefits	(56)	(697)	(642)	(697)
Fuel surcharge revenue	(8,828)	(8,227)	(18,015)	(15,048)
Adjusted operating expense	$67,504	$69,314	$135,139	$137,715
Operating ratio	106.8%	103.6%	108.4%	104.7%
Adjusted operating ratio	107.6%	103.0%	109.2%	101.1%

USAT Logistics Segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$36,878	$37,087	$69,528	$72,997
Less: intersegment eliminations	1,065	2,703	2,325	3,697
Operating revenue	35,813	34,384	67,203	69,300
Less: fuel surcharge revenue	2,492	2,148	5,147	3,928
Base revenue	33,321	32,236	62,056	65,372
Operating expense	33,936	32,207	64,597	65,118
Adjusted for:
Severance costs in salaries, wages and employee benefits	(26)	--	(257)	(416)
Fuel surcharge revenue	(2,492)	(2,148)	(5,147)	(3,928)
Adjusted operating expense	$31,418	$30,059	$59,193	$60,774
Operating ratio	94.8%	93.7%	96.1%	94.0%
Adjusted operating ratio	94.3%	93.2%	95.4%	93.0%

Key Operating Statistics by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Trucking:
Operating revenue (in thousands)	$71,545	$75,504	$141,825	$151,206
Operating loss (in thousands) (1)	$(4,843)	$(2,733)	$(11,971)	$(7,102)
Operating ratio (2)	106.8%	103.6%	108.4%	104.7%
Adjusted operating ratio (3)	107.6%	103.0%	109.2%	101.1%
Total miles (in thousands) (4)	40,833	44,979	81,283	88,850
Deadhead percentage (5)	12.8%	12.6%	13.0%	12.5%
Base revenue per loaded mile	$1.762	$1.712	$1.751	$1.752
Average number of in-service tractors (6)	1,722	1,834	1,713	1,825
Average number of seated tractors (7)	1,584	1,743	1,574	1,751
Average miles per seated tractor per week	2,007	1,985	2,010	1,952
Base revenue per seated tractor per week	$3,046	$2,969	$3,042	$2,991
Average loaded miles per trip	560	594	569	578

USAT Logistics:
Operating revenue (in thousands)	$35,813	$34,384	$67,203	$69,300
Operating income (in thousands) (1)	$1,877	$2,176	$2,606	$4,182
Gross margin (in thousands) (8)	$6,620	6,714	11,979	13,432
Gross margin percentage (9)	18.5%	19.5%	17.8%	19.4%

(1)	Operating (loss) income is calculated by deducting operating expenses from operating revenues.
(2)	Operating ratio is calculated as operating expenses as a percentage of operating revenue.
(3)

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. See GAAP to non-GAAP reconciliation above.

(4)	Total miles include both loaded and empty miles.
(5)	Deadhead percentage is calculated by dividing empty miles into total miles.
(6)	Tractors include company-operated tractors in service, plus tractors operated by independent contractors.
(7)	Seated tractors are those occupied by drivers.
(8)	Gross margin is calculated by taking revenue less purchased transportation.
(9)	Gross margin percentage is calculated by taking operating revenue less purchased transportation expense, net of intercompany expenses, and dividing that amount by operating revenue.

Results of Operations—Segment Review

Trucking operating revenue

For the three months ended June 30, 2017, Trucking operating revenue decreased 5.2% to $71.5 million, compared to $75.5 million for the same period in 2016. Trucking base revenue decreased 6.8% to $62.7 million, compared to $67.3 million for the second quarter of 2016. The decrease in operating revenue was primarily attributable to the 9.1% decrease in average seated tractor count, which drove a 4.0% decrease in the number of Trucking shipments and a 9.2% decrease in total miles driven, partially offset by a 2.9% increase in base revenue per loaded mile. Also contributing to the decrease was a 20 basis point increase in deadhead percentage.

During the six months ended June 30, 2017, Trucking operating revenue decreased 6.2% to $141.8 million, compared to $151.2 million for the same period of 2016. Trucking base revenue decreased 9.1% to $123.8 million, from $136.2 million for the same period in 2016. The decreases in operating revenue and base revenue were attributable to a 10.1% decrease in the average number of seated tractors, a 7.6% decrease in the number of Trucking shipments, a 50 basis point increase in deadhead percentage, and a slight decrease in base rate per loaded mile.

The freight market continued to be challenging in the first six months of 2017, though we began to see signs of improvement during the second quarter of 2017. During the first quarter of 2017, freight rates and volume were affected by weak demand and excess trucking capacity. During the second quarter, freight volume recovered slightly and on a year-over-year basis we saw rates begin to improve. While Trucking capacity is currently available in the market, the Company believes the upcoming changes in Trucking regulations should begin to tighten the capacity market in late 2017 and into 2018; however, in July 2017, the House Transportation Committee approved a bill that could have the effect of delaying or repealing the implementation of the rule requiring all carriers to use electronic logging devices (“ELDs”). Such a delay or repeal could affect the timing and extent to which capacity exits the market. During the second quarter, the Company embarked on a strategic review of our current customer base, lanes, pricing and network positions in order to improve rate per loaded mile. Moving forward, the Company expects year-over-year improvements in rate per mile when compared to those experienced during the latter half of 2016, and will continue to focus efforts on refining its network and improving the productivity of its assets.

Trucking operating loss

Trucking generated an operating loss of $4.8 million in the second quarter of 2017 compared to an operating loss of $2.7 million for the same period in 2016, primarily resulting from a 9.1% decrease in average seated tractor count driving 9.4% fewer loaded miles, offset slightly by a 2.6% increase in base revenue per seated tractor per week.

For the six months ended June 30, 2017, Trucking generated an operating loss of $12.0 million, compared to an operating loss of $7.1 million in the 2016 period, primarily the result of a 8.5% decrease in total revenue miles, a 7.6% decrease in number of Trucking shipments, a 50 basis point increase in deadhead percentage, and a slight decrease in base rate per loaded mile.

USAT Logistics operating revenue

For the three months ended June 30, 2017, operating revenue for USAT Logistics increased 4.2% to $35.8 million from $34.4 million, for the same period in 2016. The increase was largely due to a 6.8% increase in revenue per order. The Company remains focused on gaining market share and improving gross margin within the USAT Logistics segment. The USAT Logistics de Mexico office in Celaya, Mexico became fully operational in the latter part of the second quarter and generated approximately $0.2 million in revenue for the quarter.

For the six months ended June 30, 2017, operating revenue decreased 3.0% to $67.2 million from $69.3 million, for the corresponding period in 2016, primarily resulting from a 3.1% decrease in load volumes.

USAT Logistics operating income

USAT Logistics operating income decreased $0.3 million to $1.9 million in the second quarter of 2017, or 13.8%, compared to $2.2 million in the second quarter of 2016. Decreased operating income was largely due to the decrease in gross margin percentage attributable to a more difficult logistics environment in the first half of 2017 that was the result of tighter capacity and associated higher costs to procure capacity for contracted logistics business.

For the six months ended June 30, 2017, operating income decreased 37.7% to $2.6 million from $4.2 million for the corresponding period in 2016, primarily resulting from compressed margins in the currently weak truckload brokerage market, which less effectively covered our costs.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2017				2016				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2017 to 2016
Salaries, wages and employee benefits	$29,221	27.2%	30.3%	(1)	$30,627	27.9%	30.1%	(1)	(4.6)%
Fuel and fuel taxes	10,479	9.8	(0.9)	(2)	11,391	10.4	1.0	(2)	(8.0)
Depreciation and amortization	6,879	6.4	7.2		7,599	6.9	7.6		(9.5)
Insurance and claims	5,561	5.2	5.8		5,438	4.9	5.5		2.3
Equipment rent	2,633	2.5	2.7		1,861	1.7	1.9		41.5
Operations and maintenance	7,950	7.3	8.3		10,299	9.4	10.3		(22.8)
Purchased transportation	41,005	38.2	42.7		38,030	34.6	38.2		7.8
Operating taxes and licenses	1,024	1.0	1.1		1,260	1.1	1.3		(18.7)
Communications and utilities	598	0.6	0.6		851	0.8	0.9		(29.7)
Gain on disposal of assets, net	(77)	(0.1)	(0.1)		(182)	(0.2)	(0.2)		(57.7)
Other	5,051	4.6	5.3		3,271	3.0	3.3		54.4
Total operating expenses	$110,324	102.8%	103.0%		$110,445	100.5%	99.9%		(0.1)%

	Six Months Ended June 30,
	2017				2016				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2017 to 2016
Salaries, wages and employee benefits	$59,860	28.6%	31.7%	(1)	$63,201	28.7%	31.0%	(1)	(5.3)%
Fuel and fuel taxes	21,253	10.2	(1.0)	(2)	21,580	9.8	1.3	(2)	(1.5)
Depreciation and amortization	14,523	6.9	7.8		14,871	6.7	7.4		(2.3)
Insurance and claims	13,893	6.7	7.5		10,206	4.6	5.1		36.1
Equipment rent	4,747	2.3	2.6		3,722	1.7	1.8		27.5
Operations and maintenance	14,521	7.0	7.8		19,512	8.8	9.7		(25.6)
Purchased transportation	78,408	37.5	42.2		74,432	33.8	36.9		5.3
Operating taxes and licenses	1,974	0.9	1.1		2,381	1.1	1.2		(17.1)
Communications and utilities	1,264	0.6	0.7		1,731	0.8	0.9		(27.0)
Gain on disposal of assets, net	(337)	(0.2)	(0.2)		(578)	(0.3)	(0.3)		(41.7)
Restructuring, impairment and other costs	--	--	--		5,264	2.4	N/A		N/A
Other	8,287	4.0	4.4		7,104	3.2	3.5		16.7
Total operating expenses	$218,393	104.5%	104.6%		$223,426	101.3%	98.5%		(2.3)%

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

Salaries, wages and employee benefits

The decrease in salaries, wages and employee benefits expense during the second quarter of 2017, when compared to the same quarter in 2016, was primarily due to the 0.7% increase in the independent contractor fleet, for which payments are reflected in purchased transportation, combined with a 7.5% reduction in the Company-owned tractor fleet. As part of a reduction in force, headcount in both Trucking and USAT Logistics were reduced during the quarter as the Company continued to align the non-driving support staff with the number of seated tractors, which also contributed to the decrease in salaries, wages and employee benefits expense, and is expected to reduce annualized staff wages and employee benefits by approximately $1.6 million. The Company incurred $0.1 million, net-of-tax, in implementing the reduction in force.

For the six months ended June 30, 2017, the decrease in salaries, wages and employee benefits expense was primarily due to an 8.7% reduction in the Company’s tractor fleet and an increase of approximately 8% in the independent contractor fleet, partially offset by a $1.5 million cost recorded by the Company in the first quarter of 2017 associated with an adverse development of prior year layers of workers’ compensation claims.

The rate of compensation paid to Company drivers per mile has increased in recent periods and we expect this cost will increase in future periods due to driver pay increases, the most recent of which became effective April 4, 2017. Management believes that the market for drivers will remain tight, and as such, expects driver wages and hiring expenses, which include recruiting and advertising costs, to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet. This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which payments are reflected in purchased transportation.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers. The decreases in fuel and fuel taxes for the three and six month periods ended June 30, 2017 resulted from a 9.2% and an 8.5% decrease in total revenue miles, respectively, and improved miles per gallon, offset by an 11.1% and a 17.1% increase in average diesel fuel prices per gallon, as reported by the DOE, compared to the three and six month periods in 2016, respectively. Fuel efficiency initiatives undertaken, such as trailer skirts, idle-control, more fuel-efficient engines and driver training programs, have contributed to improvements in our fuel expense on a cost per company tractor mile basis.

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

Equipment rent and depreciation and amortization

Equipment rent expenses are those related to revenue equipment under operating leases. Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics. The increase in equipment rent expense during both the three and six month periods ended June 30, 2017 were the result of the Company entering into an operating sale leaseback transaction in March 2017 for 90 tractors and the increased use of operating leases for the acquisition of trailers. The decrease in depreciation and amortization expense in the three and six month periods ended June 30, 2017, as compared to the same periods in 2016, are primarily attributable to a smaller Company fleet and more equipment being acquired through lease arrangements instead of purchases.

The Company will continue to focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives. Further, the acquisition costs of new revenue equipment could increase due to the continued implementation of emissions requirements, the inclusion of improved safety features, and improved fuel efficiency. As a result, management expects to see an increase in depreciation and amortization expense from new tractors. The Company expects equipment rent to increase as we anticipate utilizing operating leases for the purchase of the remaining trailers throughout the remainder of the year.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims and insurance premiums and self-insured amounts. Insurance and claims expense increased significantly during the six months ended June 30, 2017 due to a $3.0 million actuarial analysis adjustment stemming from adverse development in our prior year claim layers. The Company expects insurance and claims expense to continue to be volatile over the long-term. In addition, insurance carriers have raised premiums for many businesses, including those in the trucking industry, and the Company’s insurance and claims expense could increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention or decrease its aggregate coverage limits.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs. Operating and maintenance expenses are primarily affected by the age of the Company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities. Operations and maintenance expense for the three and six month periods ended June 30, 2017 decreased as a result of the smaller size of the revenue generating Company tractor fleet, which decreased approximately 8% and 9%, respectively, when compared to the same three and six month periods in 2016. Additionally, fewer outside repairs contributed to the year over year reduction on a cost per mile basis in operations and maintenance spend.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them, including fuel surcharge reimbursement paid to such parties. For the second quarter 2017, purchased transportation expense increased primarily due to a 0.7% increase in the size of the Company’s independent contractor fleet compared to the 2016 period.

For the six months ended June 30, 2017, the increase in purchased transportation expense was primarily due to the 7.9% growth in the size of the independent contractor fleet compared to the 2016 period, partially offset by the reduced freight volumes in USAT Logistics. Moving forward, the Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which, if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of expected regulatory changes. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift), and growth of USAT Logistics will shift, expenses to the “Purchased transportation” line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance and capital expenditures.

Gain on disposal of assets, net

The decreases in gain on disposal of assets, net, during both the three and six month periods of 2017 reflect lower fleet reductions in the 2017 periods compared to the 2016 periods. During the 2016 periods, the Company reduced its fleet through the accelerated disposal of older, less efficient tractors and trailers.

Restructuring, impairment and other costs

See Note 12 to the condensed consolidated financial statements for discussion of restructuring, impairment and other costs.

Other expenses

The increases in other expenses are primarily due to a $1.3 million expense relating to new management hires during the second quarter of 2017 and a change in compensation structure for the board of directors resulting in a $0.3 million increase in expense during the quarter. To preserve shares under the Incentive Plan for incentive compensation to key employees, especially in light of the Company’s recent stock price that consumes more shares when granting awards, the board of directors elected to receive their customary annual equity award in cash and each director then used the net-tax proceeds to purchase shares in the open market.

Interest expense

For both the three and six months ended June 30, 2017, interest expense increased primarily due to increased interest rates on outstanding borrowings. See Note 7 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense

The Company’s effective tax rate was 29.6% and 33.0% for the three and six months ended June 30, 2017, respectively. The effective tax rate for the three and six months ended June 30, 2016, was 5.3% and 30.7% respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially nondeductible under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company's effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company's effective tax rate is significant. Because the Company continued to incur losses during the three-month period ended June 30, 2017, the estimated provision calculation was updated to reflect the impact of the non-deductible expenses on the effective tax rate. This resulted in a reduction to the effective tax rate during the three months ended June 30, 2017. Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to participate in the per diem program.

When the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant investments. In the Company’s Trucking segment, where investments are substantial, the primary investments are in new revenue equipment and to a lesser extent, in technology and working capital. In the Company’s USAT Logistics segment, where investments are modest, the primary investments are in technology and working capital. USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, and capital and operating leases. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0, that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 10%, or $17.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months. The Company anticipates potentially falling below $34.0 million in availability, or 20% of the lenders’ commitments under the Credit Facility, during 2017, which may restrict the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements.

Long-term debt, financing notes and capital leases decreased during the second quarter by $4.1 million from the first quarter to $127.8 million. As of June 30, 2017, the Company had outstanding $5.4 million in letters of credit and had approximately $42.2 million available to borrow under the Credit Facility. Net of cash, debt represented 71.4% of total capitalization. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$9,462	$15,396
Net cash provided by (used in) investing activities	17,368	(14,369)
Net cash (used in) provided by financing activities	(26,786)	8

Operating Activities – Cash generated from operations decreased by $5.9 million in the first six months of 2017, compared to the same period in 2016. The decrease in cash provided by operating activities was primarily due to decreased operating revenues, partially offset by improved collection procedures.

Investing Activities – For the six months ended June 30, 2017, net cash provided by investing activities was $17.4 million, compared to $14.4 million used by investing activities during the same period in 2016. The $31.7 million increase in cash provided by investing activities primarily reflects $11.0 million in proceeds from an operating sale leaseback transaction that was completed in March 2017 for 90 tractors which the Company owned, and a $23.6 million decrease in capital expenditures, offset by a $2.8 million decrease in proceeds from the sale of property and equipment.

Financing Activities – Cash used in financing activities was $26.8 million for the first six months of 2017, compared to zero during the same period in 2016. The increase in cash used was primarily attributable to an $11.4 million increase in payments on long-term debt combined with a $34.4 million reduction in borrowing under the Credit Facility. At June 30, 2017, the Company had borrowings of long-term debt, financing notes and capital leases of $127.8 million, down from $131.9 million at March 31, 2017.

Debt and Capitalized Lease Obligations

See Notes 7 and 8 to the condensed consolidated financial statements for further discussion of the revolving Credit Facility and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used in operations, office equipment and certain facilities. As of June 30, 2017, the Company leased certain revenue equipment, facilities and information technology software under operating leases. Assets held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such assets are reflected in the condensed consolidated statements of operations and comprehensive loss in the “Equipment rent” and, for office equipment, in the “Operations and maintenance” line items. Equipment rent expense related to the Company’s revenue equipment operating leases was $2.6 million and $1.9 million for the three months ended June 30, 2017, and 2016, respectively. Rent expense related to the Company’s revenue equipment operating leases was $4.7 million and $3.7 million for the six months ended June 30, 2017, and 2016, respectively.

Rent expense related to the other equipment and facilities leases was $0.4 million and $0.5 million for the three months ended June 30, 2017, and 2016, respectively. Rent expense related to the other equipment and facilities leases was $0.8 million and $0.8 million for the six months ended June 30, 2017, and 2016, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

The following table represents outstanding contractual obligations for rent expense under operating leases as of June 30, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$1,409	$410	$596	$237	$166
Computer hardware rented	235	235	--	--	--
Revenue equipment	28,949	10,661	16,160	1,802	326
Total rental obligations	$30,593	$11,306	$16,756	$2,039	$492

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through rate increases and fuel surcharges, primarily because those items do not provide any benefit with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, average diesel fuel prices per gallon, as reported by the DOE, increased 11.1% and 17.1% for the three and six months ended June 30, 2017 compared to the prior year periods.

As of June 30, 2017, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of June 30, 2017, the Company had stockholders’ equity of $51.0 million and total debt and capital leases including current maturities, of $127.8 million, resulting in a total debt, less cash, to total capitalization ratio of 71.4% compared to 72.2% as of December 31, 2016.

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

As of June 30, 2017, the Company had $8.6 million in commitments for the acquisition of revenue and non-revenue equipment, none of which are cancellable.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its condensed consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the six months ended June 30, 2017, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the LIBOR plus a certain percentage determined based on a pricing grid dependent upon certain financial ratios. As of June 30, 2017, the Company had $80.2 million outstanding pursuant to its Credit Facility, excluding letters of credit of $5.4 million. Assuming the outstanding balance as of June 30, 2017 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.8 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of June 30, 2017, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2017, a 10% increase in the average price per gallon would result in a $2.1 million increase in fuel expense before taking into account application of the Company’s fuel surcharge program.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of June 30, 2017 the PEO and PFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has confidence in the Company’s internal controls and procedures. Nevertheless, management, including the PEO and PFO, does not expect that the Company’s disclosure procedures and controls and its internal controls will prevent all errors or intentional fraud. An internal controls system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, have been, or will be, detected.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains liability insurance to cover liabilities in excess of certain self-insured retention levels. Though management believes these claims to be immaterial to the Company’s long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company’s financial position or results of operations in any given reporting period.

ITEM 1A.	RISK FACTORS

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present. The section entitled “Item 1A., Risk Factors, ” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, describes some of the risks and uncertainties associated with the business. In addition, in July 2017, the House Transportation Committee approved a bill that could have the effect of delaying or repealing the implementation of the rule requiring all carriers to use ELDs, and could materially affect our business and results of operations if capacity exits the market later than expected or does not tighten as anticipated. These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

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

10.1		First Amendment to USA Truck, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Amended and Restated Schedule 14A filed on April 7, 2017)
10.2	*#	Employment Letter between the Company and Jason R. Bates
10.3	*#	Executive Severance and Change in Control Agreement between the Company and Jason R. Bates, dated April 18, 2017
10.4	*#	Employment Letter between the Company and Johannes P. Hugo
10.5	*#	Executive Severance and Change in Control Agreement between the Company and Johannes P. Hugo, dated June 5, 2017
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	Management contract or compensatory plan, contract or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	August 3, 2017	By:	/s/ James D. Reed
(Signature) James D. Reed
President and Chief Executive Officer

Date:	August 3, 2017	By:	/s/ Jason R. Bates
(Signature) Jason R. Bates
Executive Vice President and Chief Financial Officer