Form 10-Q
period 2017-09-30
USA TRUCK INC
filed 2017-11-03
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from - to - .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock, as of October 25, 2017, was 8,297,879.

USA TRUCK, INC.

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2017 and December 31, 2016	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) –Three and nine months ended September 30, 2017 and September 30, 2016	3
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) – Nine months ended September 30, 2017	4
	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2017 and September 30, 2016	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	26
4.	Controls and Procedures	27
	PART II – OTHER INFORMATION
1.	Legal Proceedings	27
1A.	Risk Factors	27
2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
3.	Defaults Upon Senior Securities	28
4.	Mine Safety Disclosures	28
5.	Other Information	28
6.	Exhibits	29
	Signatures	30

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$193	$122
Accounts receivable, net of allowance for doubtful accounts of $1,047 and $608, respectively	58,814	55,127
Other receivables	3,509	6,986
Inventories	427	413
Assets held for sale	622	4,661
Prepaid expenses and other current assets	3,451	6,187
Total current assets	67,016	73,496
Property and equipment:
Land and structures	32,493	31,500
Revenue equipment	254,462	269,953
Service, office and other equipment	25,256	25,295
Property and equipment, at cost	312,211	326,748
Accumulated depreciation and amortization	(117,206)	(106,465)
Property and equipment, net	195,005	220,283
Other assets	1,024	1,189
Total assets	$263,045	$294,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,399	$18,779
Current portion of insurance and claims accruals	11,736	10,665
Accrued expenses	7,665	7,533
Current maturities of capital leases	15,021	16,742
Insurance premium financing	--	3,943
Total current liabilities	63,821	57,662
Deferred gain	531	652
Long-term debt	77,500	96,600
Capital leases, less current maturities	28,382	35,133
Deferred income taxes	31,890	37,775
Insurance and claims accruals, less current portion	9,424	8,558
Total liabilities	211,548	236,380
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value; 30,000,000 shares authorized; issued 12,149,376 shares, and 12,156,376 shares, respectively	121	122
Additional paid-in capital	68,498	68,375
Retained earnings	50,638	57,963
Less treasury stock, at cost (3,853,064 shares, and 3,849,815 shares, respectively)	(67,760)	(67,872)
Total stockholders’ equity	51,497	58,588
Total liabilities and stockholders’ equity	$263,045	$294,968

See accompanying notes to condensed consolidated financial statements.

 USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Operating revenue	$114,235	$105,458	$323,263	$325,964

Operating expenses
Salaries, wages and employee benefits	29,813	29,131	89,674	92,332
Fuel and fuel taxes	11,759	10,932	33,012	32,512
Depreciation and amortization	6,790	7,411	21,313	22,282
Insurance and claims	5,344	5,620	19,236	15,826
Equipment rent	2,703	1,861	7,449	5,582
Operations and maintenance	8,259	8,170	22,780	27,682
Purchased transportation	42,543	37,218	120,951	111,650
Operating taxes and licenses	972	1,003	2,946	3,384
Communications and utilities	679	673	1,943	2,404
Gain on disposal of assets, net	(215)	(181)	(551)	(759)
Restructuring, impairment and other costs	--	--	--	5,264
Other	3,784	3,578	12,071	10,683
Total operating expenses	112,431	105,416	330,824	328,842
Operating income (loss)	1,804	42	(7,561)	(2,878)

Other expenses
Interest expense, net	970	913	2,922	2,209
Other, net	86	87	311	423
Total other expenses, net	1,056	1,000	3,233	2,632
Income (loss) before income taxes	748	(958)	(10,794)	(5,510)
Income tax expense (benefit)	339	(224)	(3,469)	(1,623)

Consolidated net income (loss) and comprehensive income (loss)	$409	$(734)	$(7,325)	$(3,887)

Net earnings (loss) per share
Average shares outstanding (basic)	8,027	8,069	8,029	8,736
Basic income (loss) per share	$0.05	$(0.09)	$(0.91)	$(0.44)

Average shares outstanding (diluted)	8,039	8,069	8,029	8,736
Diluted loss per share	$0.05	$(0.09)	$(0.91)	$(0.44)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common
	Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2016	12,156	$122	$68,041	$58,172	$(67,872)	$58,463
Effect of adoption of share-based payment pronouncement ASU 2016-09 (see note 2)	--	--	334	(209)	--	125
Balance at December 31, 2016, as recast	12,156	$122	$68,375	$57,963	$(67,872)	$58,588
Issuance of treasury stock	--	--	(170)	--	112	(58)
Stock-based compensation	--	--	289	--	--	289
Restricted stock award grant	197	1	(2)	--	--	(1)
Forfeited restricted stock	(204)	(2)	2	--	--	--
Net share settlement related to restricted stock vesting	--	--	4	--	--	4
Net loss	--	--	--	(7,325)	--	(7,325)
Balance at September 30, 2017	12,149	$121	$68,498	$50,638	$(67,760)	$51,497

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net loss	$(7,325)	$(3,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,313	22,282
Provision for doubtful accounts	--	458
Deferred income tax (benefit) provision, net	(5,885)	2,139
Share-based compensation	289	695
Gain on disposal of assets, net	(551)	(759)
Impairment of property and equipment	--	1,070
Other	(121)	(49)
Changes in operating assets and liabilities:
Accounts receivable	(1,766)	(3,257)
Inventories and prepaid expenses	2,722	1,575
Accounts payable and accrued liabilities	9,471	3,418
Insurance and claims accruals	1,937	1,315
Other long-term assets and liabilities	164	162
Net cash provided by operating activities	20,248	25,162
Investing activities:
Capital expenditures	(7,645)	(62,435)
Proceeds from sale of property and equipment	9,306	22,564
Proceeds from operating sale leaseback	10,980	--
Net cash provided by (used in) investing activities	12,641	(39,871)
Financing activities:
Borrowings under long-term debt	20,755	62,341
Payments on long-term debt	(44,065)	(33,041)
Payments on capitalized lease obligations	(8,205)	(7,530)
Net change in bank drafts payable	(1,249)	1,595
Excess tax benefit from exercise of stock options	--	(75)
Purchase of common stock	--	(28,372)
Proceeds from capital sale leaseback	--	19,927
Net payments on stock-based awards	4	(81)
Proceeds from issuance of treasury stock	(58)	--
Net cash (used in) provided by financing activities	(32,818)	14,764

(Decrease) increase in cash	71	55
Cash:
Beginning of period	122	87
End of period	$193	$142
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,908	$2,199
Income taxes	138	158

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

References to the “Company,” “we,” “us,” “our” or similar terms refer to USA Truck, Inc. and its subsidiary.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard provides for using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, which delayed the effectiveness of ASU 2014-09 to annual periods beginning after December 15, 2017, and interim periods therein. The Company believes our transportation revenue recognized under the new standard will change our revenue recognition within our USAT Logistics segment. We expect to transition from recognition of revenue at completion to recognizing USAT Logistics transportation revenue proportionately as the transportation services are performed.  The Company does not expect this change to materially impact our operations or IT infrastructure. In our Trucking segment, where revenue is recognized as services are provided, we expect revenue recognition to remain the same. The Company expects to adopt ASU 2014-09 using the full retrospective method.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company adopted the provisions of ASU 2016-09 as of January 1, 2017. As a result, the Company changed its accounting policy to recognize forfeitures as they occur. Accordingly, the Company recognized a net cumulative adjustment of $0.1 million for the adoption of the impact of removing forfeitures, net of income taxes, charged to stockholder’s equity at December 31, 2016. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with no material impact on the financial statements for the three and nine months ended September 30, 2017.

NOTE 3 – NOTE RECEIVABLE

During 2010, the Company sold its terminal facility in Shreveport, Louisiana. In connection with this sale, the Company received cash in the amount of $0.2 million and a note receivable in the amount of $2.1 million which was recorded in the line item “Other Receivables” in the accompanying condensed consolidated balance sheets at December 31, 2016. The purchaser-debtor was to make monthly payments to the Company, with interest, until the balance of the note receivable was paid through a lump sum payment due in November 2015. The Company had previously deferred $0.7 million of gain on the sale of the property, with the gain recognized into earnings only as monthly payments on the note receivable were received.

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

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants. The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares. As of September 30, 2017, 590,969 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics.

Trucking. Trucking is comprised of one-way truckload and dedicated freight motor carrier services. Truckload provides motor carrier services as a medium to long-haul common and contract carrier. USA Truck has provided truckload motor carrier services since its inception, and continues to derive the largest portion of its gross revenue from these services. Dedicated freight provides truckload motor carrier services to specific customers for movement of freight over particular routes at specified times.

USAT Logistics. USAT Logistics’ service offerings consist of freight brokerage, logistics, and rail intermodal services. Each of these service offerings match customer shipments with available equipment of authorized third-party motor carriers and other service providers and provide services that complement the Company’s Trucking operations. The Company provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

In determining its reportable segments, the Company’s management focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

Revenue equipment assets are not allocated to USAT Logistics because USAT Logistics brokers freight services for customers through arrangements with third party motor carriers who utilize their own equipment. To the extent rail intermodal operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant cost drivers, as determined by management.

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating revenue	2017	2016	2017	2016
Trucking revenue (1)	$76,811	$73,644	$219,013	$225,430
Trucking intersegment eliminations	(361)	(277)	(738)	(857)
Trucking operating revenue	76,450	73,367	218,275	224,573
USAT Logistics revenue (2)	41,907	33,476	111,435	106,473
USAT Logistics intersegment eliminations	(4,122)	(1,385)	(6,447)	(5,082)
USAT Logistics operating revenue	37,785	32,091	104,988	101,391
Total operating revenue	$114,235	$105,458	$323,263	$325,964

(1)

Includes foreign revenue of $9.6 million and $27.2 million for the three and nine months ended September 30, 2017, respectively, and $9.4 million and $28.7 million for the three and nine months ended September 30, 2016, respectively. All foreign revenue is collected in U.S. dollars.

(2)

USAT Logistics de Mexico was established on March 4, 2017. Foreign revenue for the three and nine months ended September 30, 2017 was $0.7 million and $0.9 million, respectively. All foreign revenue is collected in U.S. dollars.

A summary of operating income (loss) by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating income (loss)	2017	2016	2017	2016
Trucking	$(1,194)	$(1,505)	$(13,165)	$(8,607)
USAT Logistics	2,998	1,547	5,604	5,729
Total operating income (loss)	$1,804	$42	$(7,561)	$(2,878)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Depreciation and amortization	2017	2016	2017	2016
Trucking	$6,659	$7,298	$20,982	$21,918
USAT Logistics	131	113	331	364
Total depreciation and amortization	$6,790	$7,411	$21,313	$22,282

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
Accrued expenses	2017	2016
Salaries, wages and employee benefits	$4,127	$2,480
Federal and state tax accruals	1,539	1,579
Restructuring, impairment and other costs (1)	841	1,404
Other (2)	1,158	2,070
Total accrued expenses	$7,665	$7,533

(1)	Refer to Note 12 for additional information regarding the restructuring, impairment and other costs.
(2)	As of September 30, 2017 and December 31, 2016, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Revolving credit agreement	$77,500	$96,600

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”). Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under and terminated its prior credit facility.

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin between 0.25% and 1.00% that is adjusted quarterly based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.25% and 2.00% that is adjusted two days prior to each 30-day interest period for a term equivalent to such period based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swingline sub-facility (the “Swingline”) in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

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

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0, that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments.  Management believes the Company’s excess availability will not fall below 10%, or $17.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months.  The Company no longer anticipates falling below $34.0 million in availability, or 20% of the lenders’ commitments under the Credit Facility, during 2017.

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

The Company had no overnight borrowings under the Swingline as of September 30, 2017. The average interest rate including all borrowings made under the Credit Facility as of September 30, 2017, was 3.05%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of September 30, 2017, the Company had outstanding $5.4 million in letters of credit and had approximately $45.4 million available under the Credit Facility.

Note 8 – LEASES AND Commitments

As of September 30, 2017, the future minimum payments, including interest, under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2017	2018	2019	2020	2021	Thereafter
Capital leases	$16,125	$8,073	$14,859	$6,158	$--	$--
Operating leases	11,178	8,845	6,299	852	256	499

CAPITAL LEASES

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
September 30, 2017	$69,367	$23,824	$45,543
December 31, 2016	69,748	17,428	52,320

The Company has capitalized lease obligations relating to revenue equipment as of September 30, 2017 of $43.4 million, of which $15.0 million represents the current portion. Such leases have various termination dates extending through October 2020 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from nil to 3.11% as of September 30, 2017. The lease agreements require payment of property taxes, maintenance and operating and non-operating expenses. Amortization of capital leases was $1.6 million and $5.2 million for the three and nine months ended September 30, 2017, respectively, and $1.8 million and $4.3 million for the three and nine months ended September 30, 2016, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $3.2 million and $8.7 million for the three and nine months ended September 30, 2017, respectively, and $2.3 million and $7.2 million for the three and nine months ended September 30, 2016, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in the “Equipment rent,” line item while rent expense relating to office equipment is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

During the first quarter of 2017, the Company completed a sale-leaseback transaction under which it sold certain owned tractors to an unrelated party for net proceeds of $11.0 million and entered into an operating lease with the buyer for a term of 41 months. The Company recorded a deferred gain of approximately $0.03 million on the sale, which will be amortized to earnings ratably over the lease term. The deferred gain is included in the “Deferred gain” line item in the accompanying condensed consolidated balance sheets.

OTHER COMMITMENTS

As of September 30, 2017, the Company had $3.3 million in commitments for purchases of revenue and non-revenue equipment, of which none are cancellable.

NOTE 9 – INCOME tAXES

During the three months ended September 30, 2017 and 2016, the Company’s effective tax rate was 45.3% and 23.4%, respectively. During the nine months ended September 30, 2017 and 2016, the Company’s effective tax rate was 32.1% and 29.5%, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company's effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company's effective tax rate is significant.

When the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive restricted stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Numerator:	2017	2016	2017	2016
Net income (loss)	$409	$(734)	$(7,325)	$(3,887)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,027	8,069	8,029	8,736
Effect of dilutive securities:
Employee restricted stock	12	--	--	--
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,039	8,069	8,029	8,736
Basic income (loss) per share	$0.05	$(0.09)	$(0.91)	$(0.44)
Diluted income (loss) per share	$0.05	$(0.09)	$(0.91)	$(0.44)
Weighted average anti-dilutive employee restricted stock	--	17	2	12

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

The following tables summarize the Company’s liabilities, charges, and cash payments related to the restructuring plan made during the nine months ended September 30, 2017 (in thousands):

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance September 30, 2017
Compensation and benefits	$81	$--	$(81)	$--	$--
Facility closing expenses	1,323	--	(482)	--	841
Total	$1,404	$--	$(563)	$--	$841

	Three Months Ended September 30,		Nine Months Ended September 30,
Costs incurred	2017	2016	2017	2016
Trucking	$--	$--	$--	$4,848
USAT Logistics	--	--	--	416
Total	$--	$--	$--	$5,264

The following tables summarize the Company’s liabilities, charges, and cash payments related to executive severance agreements made during the nine months ended September 30, 2017 (in thousands):

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance September 30, 2017
Severance costs included in salaries, wages and employee benefits	$277	$930	$(1,022)	$--	$185

	Three Months Ended September 30,		Nine Months Ended September 30,
Costs incurred	2017	2016	2017	2016
Trucking	$23	$--	$665	$697
USAT Logistics	8	--	265	--
Total	$31	$--	$930	$697

In May 2016, the Company’s board of directors unanimously approved a separation agreement between Michael K. Borrows and the Company and accepted Mr. Borrows’ resignation as Executive Vice President and Chief Financial Officer. The Company recognized severance costs associated with Mr. Borrows’ departure of approximately $0.7 million, which were recorded in the “Salaries, wages and employee benefits” line item in the condensed consolidated statements of operations and comprehensive income (loss) for the Company’s Form 10-Q for the quarter ended September 30, 2016. At September 30, 2017, the Company had approximately $43,000 accrued for severance benefits remaining to be paid to Mr. Borrows.

In January 2017, the Company’s board of directors unanimously approved separation agreements between John R. Rogers (the “Rogers Separation Agreement”), the Company’s former President and Chief Executive Officer, and Christian C. Rhodes (the “Rhodes Separation Agreement”), the Company’s former Chief Information Officer. Per the material terms of the Rogers Separation Agreement, Mr. Rogers received (i) severance pay in the form of salary continuation payments equal to his base salary at the time his employment ended ($425,000) for a period of twelve months, subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement and confidentiality covenants in favor of the Company, (ii) a lump sum separation payment of $120,000 and (iii) a lump sum payment of $30,000 for moving and transition expenses. Per the material terms of the Rhodes Separation Agreement, Mr. Rhodes received a lump sum payment of $171,125. The Company recognized severance costs associated with the departures of Messrs. Rogers and Rhodes of approximately $0.6 million and $0.2 million, respectively, which were recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss). At September 30, 2017, the Company had approximately $142,000 and nil accrued for severance benefits remaining to be paid to Mr. Rogers and Mr. Rhodes, respectively.

NOTE 13 – CHANGE IN ESTIMATE

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the third quarter of 2017, the Company reevaluated the estimated useful lives of its trailers, increasing such lives from 10 to 14 years.  Additionally, given the soft used equipment market, the Company lowered the salvage values of its tractor fleet to reflect current estimates of the value of such equipment upon its retirement.  The Company believes that these changes more accurately reflect the value of the revenue equipment on the accompanying condensed consolidated balance sheets.  These changes are being accounted for as a change in estimate.  During the quarter ended September 30, 2017, these changes in estimates resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.2 million and on a net-of-tax basis of approximately $0.1 million, or $0.01 per diluted share.  On an annualized basis, based on the number of used trailers and tractors owned at September 30, 2017, the Company anticipates these changes in estimates will result in approximately $1.0 million lower depreciation each year, or approximately $0.08 per diluted share, net-of-tax, using share count at September 30, 2017.

NOTE 14 – SUBSEQUENT EVENT

On October 1, 2017, the Company entered into an unsecured note payable of $4.2 million to a third party financing company for a portion of the Company’s annual insurance premiums.  The note, which is payable in quarterly installments of principal and interest of approximately $1.4 million, bears interest at 3.0%, and matures in October 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers and customer-facing employees,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future effects of restructuring actions,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,

●	expected liquidity and sources of capital resources,
●	future size of our independent contractor fleet, and
●	future income tax rates

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” ”would,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A., Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the section entitled “Item 1.A, Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, the section entitled “Item 1.A, Risk Factors” in this Quarterly Report on Form 10-Q, and other filings with the Securities and Exchange Commission (the “SEC”).

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

Our Business

USA Truck offers a broad range of truckload motor carrier and freight brokerage and logistics services to a diversified customer base that spans a variety of industries.  The Company has two reportable segments: (i) Trucking, consisting of one-way truckload motor carrier services, in which volumes typically are not contractually committed, and dedicated contract motor carrier services, in which a combination of equipment and drivers is contractually committed to a particular customer, typically for a duration of at least one year, subject to certain cancellation rights, and (ii) USAT Logistics, consisting of freight brokerage, logistics, and rail intermodal service offerings.

The Trucking segment provides one-way truckload transportation, including dedicated services, of various products, goods and materials.  The Trucking segment primarily uses its own purchased or leased tractors and trailers to provide services to customers and is commonly referred to as “asset-based” trucking.  The Company’s USAT Logistics services match customer shipments with available equipment of authorized third-party motor carriers and other service providers and provide services that complement the Company’s Trucking operations.  USAT Logistics provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

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

Operating expenses that have a major impact on the profitability of the Trucking segment fall into two categories: variable and fixed. Variable costs, or mostly variable costs, constitute the majority of the costs associated with transporting freight for customers, and include driver wages and benefits, fuel and fuel taxes, payments to independent contractors for purchased transportation, operating and maintenance expense and insurance and claims expense. These costs vary primarily according to miles operated, but also have controllable components based on percentage of compensated miles, shop and dispatch efficiency, safety and claims experience.

The most significant fixed costs, or mostly fixed costs, include the capital costs of our assets (depreciation, rent and interest), compensation of non-driving employees and portions of insurance and maintenance expenses. These expenses are partially controllable through management of fleet size and facilities infrastructure, headcount efficiency, and operating safely.

Fuel and fuel tax expense can fluctuate significantly with diesel fuel prices and is one of our most volatile variable expenses. To mitigate the Company’s exposure to fuel price increases, it recovers from its customers fuel surcharges that historically have recouped a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although the Company’s fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, out of route miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much in fuel surcharge revenue as it pays for fuel. In periods of declining prices, the opposite is true.

The key statistics used to evaluate Trucking segment performance, net of fuel surcharge revenue, include (i) base Trucking revenue per seated tractor per week, (ii) average base revenue per loaded mile, (iii) average miles per seated tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of seated tractors and (vii) adjusted operating ratio. In general, the Company’s average miles per seated tractor per week, rate per mile and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are mostly beyond the Company’s control, as well as by its sales and marketing efforts, service levels and efficiency of its operations, over which the Company has significant control.

Unlike the Trucking segment, the USAT Logistics segment is non-asset based and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense related to the USAT Logistics segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and employee benefits. The Company evaluates the financial performance of the USAT Logistics segment by reviewing gross margin (USAT Logistics operating revenue less purchased transportation expense) and the gross margin percentage (USAT Logistics operating revenue less purchased transportation expense expressed as a percentage of USAT Logistics operating revenue). The gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity. USAT Logistics often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins.

We plan to continue our focus on improving results through disciplined network management and pricing, enhanced partnerships with customers, and improved execution in our day-to-day operations, as well as our ongoing safety initiatives. By focusing on these key objectives, management believes it will make progress on its goals of improving the Company’s operating performance and increasing stockholder value.

Results of Operations

The following table sets forth the condensed consolidated statements of operations and comprehensive income (loss) in dollars (in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts (in thousands) of those items compared to the prior year.

	Three Months Ended September 30,
	2017			2016
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$102,386	89.6%		$94,661	89.8%		8.2%
Fuel surcharge revenue	11,849	10.4		10,797	10.2		9.7
Operating revenue	$114,235	100.0%		$105,458	100.0%		8.3

Operating expenses	112,431	98.4	98.2%	105,416	100.0	100.0%	6.7
Operating income	1,804	1.6	1.8	42	0.0	0.0	4,195.2

Other expenses:
Interest expense	970	0.8		913	0.9		6.2
Other, net	86	0.1		87	0.1		(1.1)
Total other expenses, net	1,056	0.9		1,000	1.0		5.6
Income (loss) before income taxes	748	0.7		(958)	(0.9)		178.1
Income tax expense (benefit)	339	0.3		(224)	(0.2)		251.3

Consolidated net income (loss)	$409	0.4%		$(734)	(0.7)%		155.7%

	Nine Months Ended September 30,
	2017			2016
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$288,252	89.2%		$296,191	90.9%		(2.7)%
Fuel surcharge revenue	35,011	10.8		29,773	9.1		17.6
Operating revenue	$323,263	100.0%		$325,964	100.0%		(0.8)

Operating expenses	330,824	102.3	102.3%	328,842	100.9	99.0%	0.6
Operating loss	(7,561)	(2.3)	(2.3)	(2,878)	(0.9)	1.0	162.7

Other expenses:
Interest expense	2,922	0.9		2,209	0.7		32.3
Other, net	311	0.1		423	0.1		(26.5)
Total other expenses, net	3,233	1.0		2,632	0.8		22.8
Loss before income taxes	(10,794)	(3.3)		(5,510)	(1.7)		95.9
Income tax benefit	(3,469)	(1.1)		(1,623)	(0.5)		113.7

Consolidated net loss	$(7,325)	(2.2)%		$(3,887)	(1.2)%		88.4%

(1)

Adjusted operating ratio is calculated as operating expenses, less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  See Note 12 of the footnotes in this Form 10-Q for additional information regarding these costs.  Adjusted operating ratio is a non-GAAP financial measure.  See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.

Use of Non-GAAP Financial Information

The Company uses the terms “adjusted operating ratio” and “adjusted earnings (loss) per diluted share” throughout this Form 10-Q. Adjusted operating ratio and adjusted earnings (loss) per diluted share, as defined here, are non-GAAP financial measures as defined by the SEC. Management uses adjusted operating ratio and adjusted earnings (loss) per diluted share as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as discussed below.

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted earnings (loss) per diluted share is defined as net income (loss) per share plus the per share impact of restructuring, impairment and other, and severance costs included in salaries, wages and employee benefits, less the per share tax impact of those adjustments using a statutory income tax rate. The per share impact of each item is determined by dividing it by the weighted average diluted shares outstanding.

The Company’s chief operating decision-makers focus on adjusted operating ratio and adjusted earnings (loss) per diluted share as indicators of the Company’s performance from period to period.

Management believes removing the impact of the above described items from the Company’s operating results affords a more consistent basis for comparing results of operations. Management believes its presentation of adjusted operating ratio and adjusted earnings (loss) per diluted share is useful to investors and other users because it provides them the same information that we use internally for purposes of assessing our core operating performance.

Adjusted operating ratio and adjusted earnings (loss) per diluted share are not substitutes for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as adjusted operating ratio and adjusted earnings (loss) per diluted share. Although management believes that adjusted operating ratio and adjusted earnings (loss) per diluted share can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio and adjusted earnings (loss) per diluted share differently. As a result, it may be difficult to use adjusted operating ratio, adjusted earnings (loss) per diluted share or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below (dollar amounts in thousands).

Consolidated Reconciliations

Adjusted operating ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenue	$114,235	$105,458	$323,263	$325,964
Less:
Fuel surcharge revenue	11,849	10,797	35,011	29,773
Base revenue	102,386	94,661	288,252	296,191
Operating expense	112,431	105,416	330,824	328,842
Adjusted for:
Restructuring, impairment and other costs	--	--	--	(5,264)
Severance costs included in salaries, wages and employee benefits	(31)	--	(930)	(697)
Fuel surcharge revenue	(11,849)	(10,797)	(35,011)	(29,773)
Adjusted operating expense	$100,551	$94,619	$294,883	$293,108
Operating ratio	98.4%	100.0%	102.3%	100.9%
Adjusted operating ratio	98.2%	100.0%	102.3%	99.0%

Adjusted earnings (loss) per diluted share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings (loss) per diluted share	$0.05	$(0.09)	$(0.91)	$(0.44)
Adjusted for:
Severance costs included in salaries, wages and employee benefits	--	--	0.12	0.08
Restructuring, impairment and other costs	--	--	--	0.60
Income tax effect of adjustments	--	--	(0.04)	(0.26)
Adjusted earnings (loss) per diluted share	$0.05	$(0.09)	$(0.83)	$(0.02)

Segment reconciliations

Trucking Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$76,811	$73,644	$219,013	$225,430
Less: intersegment eliminations	361	277	738	857
Operating revenue	76,450	73,367	218,275	224,573
Less: fuel surcharge revenue	9,540	8,451	27,555	23,499
Base revenue	66,910	64,916	190,720	201,074
Operating expense	77,644	74,872	231,440	233,180
Adjusted for:
Restructuring, impairment and other costs	--	--	--	(4,848)
Severance costs included in salaries, wages and employee benefits	(23)	--	(665)	(697)
Fuel surcharge revenue	(9,540)	(8,451)	(27,555)	(23,499)
Adjusted operating expense	$68,081	$66,421	$203,220	$204,136
Operating ratio	101.6%	102.1%	106.0%	103.8%
Adjusted operating ratio	101.8%	102.3%	106.6%	101.5%

USAT Logistics Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$41,907	$33,476	$111,435	$106,473
Less: intersegment eliminations	4,122	1,385	6,447	5,082
Operating revenue	37,785	32,091	104,988	101,391
Less: fuel surcharge revenue	2,309	2,346	7,456	6,274
Base revenue	35,476	29,745	97,532	95,117
Operating expense	34,787	30,544	99,384	95,662
Adjusted for:
Restructuring, impairment and other costs	--	--	--	(416)
Severance costs included in salaries, wages and employee benefits	(8)	--	(265)	--
Fuel surcharge revenue	(2,309)	(2,346)	(7,456)	(6,274)
Adjusted operating expense	$32,470	$28,198	$91,663	$88,972
Operating ratio	92.1%	95.2%	94.7%	94.3%
Adjusted operating ratio	91.5%	94.8%	94.0%	93.5%

Key Operating Statistics by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trucking:	2017	2016	2017	2016
Operating revenue (in thousands)	$76,450	$73,367	$218,275	$224,573
Operating loss (in thousands) (1)	$(1,194)	$(1,505)	$(13,165)	$(8,607)
Operating ratio (2)	101.6%	102.1%	106.0%	103.8%
Adjusted operating ratio (3)	101.8%	102.3%	106.6%	101.5%
Total miles (in thousands) (4)	41,081	43,365	122,365	132,216
Deadhead percentage (5)	12.3%	13.2%	12.8%	12.8%
Base revenue per loaded mile	$1.856	$1.725	$1.787	$1.743
Average number of in-service tractors (6)	1,742	1,742	1,722	1,797
Average number of seated tractors (7)	1,628	1,648	1,591	1,717
Average miles per seated tractor per week	1,920	2,002	1,972	1,967
Base revenue per seated tractor per week	$3,127	$2,997	$3,074	$2,992
Average loaded miles per trip	546	590	561	582

USAT Logistics:
Operating revenue (in thousands)	$37,785	$32,091	$104,988	$101,391
Operating income (in thousands) (1)	$2,998	$1,547	$5,604	$5,729
Gross margin (in thousands) (8)	$7,619	$6,050	$19,598	$19,481
Gross margin percentage (9)	20.2%	18.9%	18.7%	19.2%

(1)	Operating income (loss) is calculated by deducting operating expenses from operating revenue.
(2)	Operating ratio is calculated as operating expenses as a percentage of operating revenue.
(3)

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. See GAAP to non-GAAP reconciliations above.

(4)	Total miles include both loaded and empty miles.
(5)	Deadhead percentage is calculated by dividing empty miles into total miles.
(6)	Tractors include Company-operated tractors in service, plus tractors operated by independent contractors.
(7)	Seated tractors are those occupied by drivers.
(8)	Gross margin is calculated by deducting purchased transportation expense from USAT Logistics operating revenue.
(9)	Gross margin percentage is calculated as gross margin divided by USAT Logistics operating revenue.

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended September 30, 2017, Trucking operating revenue increased 4.2% to $76.5 million, compared to $73.4 million for the same period in 2016. Trucking base revenue increased 3.1% to $66.9 million, compared to $64.9 million for the third quarter of 2016. The increase in operating revenue was the result of a 7.6% increase in base revenue per loaded mile, partially offset by a 4.2% decrease in loaded miles.

For the nine months ended September 30, 2017, Trucking operating revenue decreased 2.8% to $218.3 million, compared to $224.6 million for the same period of 2016. Trucking base revenue decreased 5.1% to $190.7 million, from $201.1 million for the same period in 2016. The decreases in operating revenue and base revenue were attributable to a 7.3% decrease in the average number of seated tractors, and a 4.0% decrease in the number of Trucking shipments, partially offset by a 2.5% increase in base revenue per loaded mile.

While the freight market was challenging throughout the first half of 2017, improvements were seen during the third quarter of 2017. Extreme weather paired with increased economic activity in the third quarter resulted in a capacity constrained market, which enabled the Company to capture a higher rate per mile in the spot market and on long-term contracts, but the weather also had unfavorable effects on asset utilization. The Company continues to believe the upcoming changes in Trucking regulations should tighten the capacity market through the remainder of 2017 and into 2018, if implemented as currently scheduled. Also during the third quarter of 2017, the Company continued its strategic review of its current customer base, lanes, pricing and network positions with the goal of further improving rate per loaded mile. Looking ahead, the Company expects year-over-year improvements in rate per mile when compared to those experienced during the fourth quarter of 2016 due to the favorable relationship between industry capacity and demand and the implementation of Company initiatives.

Trucking operating loss

For the third quarter of 2017, Trucking produced an operating loss of $1.2 million compared to an operating loss of $1.5 million for the same period in 2016, primarily resulting from a 4.3% increase in base revenue per seated tractor per week, offset slightly by a 1.2% decrease in average seated tractor count driving 4.2% fewer loaded miles.

Trucking operating loss increased to $13.2 million for the nine months ended September 30, 2017, compared to an operating loss of $8.6 million for the 2016 period, primarily the result of a 7.5% decrease in total revenue miles and a 4.0% decrease in number of Trucking shipments, slightly offset by a 2.5% increase in base revenue per loaded mile. Also, during the first quarter 2017, a significant increase in insurance and claims expense resulting from a $4.4 million reserve adjustment stemming from adverse development in prior year claims layers, contributed to the increased loss.

USAT Logistics operating revenue

For the three months ended September 30, 2017, USAT Logistics operating revenue increased 17.7% to $37.8 million compared to $32.1 million for the same period in 2016. For the third quarter of 2017, gross margin increased 130 basis points to 20.2% compared to 18.9% for the comparable 2016 quarter. Additionally, USAT Logistics saw higher quarterly volumes when compared to the same period last year, driven primarily by increased spot market freight due to favorable movement in industry demand relative to capacity. While this market dynamic has been a positive one for USAT Logistics, we remain committed to our plan of building strong long-term customer relationships through superior service and competitive pricing.

USAT Logistics operating revenue for the nine months ended September 30, 2017, increased 3.5% to $105.0 million from $101.4 million, compared to the corresponding period in 2016, attributable to improved market conditions during the third quarter of 2017.

USAT Logistics operating income

USAT Logistics generated operating income of $3.0 million in the third quarter of 2017, an increase of $1.5 million, or 93.8%, compared to $1.5 million in the third quarter of 2016. Increased operating income was largely due to the 130 basis point improvement in gross margin percentage due to increased spot market freight, as discussed above.

For the nine months ended September 30, 2017, operating income decreased 2.2% to $5.6 million from $5.7 million in the corresponding period in 2016, primarily resulting from the difficult logistics environment in the first half of 2017, resulting from tighter capacity and associated higher costs to procure capacity for contracted logistics business.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30,
	2017				2016				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2017 to 2016
Salaries, wages and employee benefits	$29,813	26.1%	29.1%	(1)	$29,131	27.6%	30.8%	(1)	2.3%
Fuel and fuel taxes	11,759	10.3	(0.1)	(2)	10,932	10.4	0.1	(2)	7.6
Depreciation and amortization	6,790	5.9	6.6		7,411	7.0	7.8		(8.4)
Insurance and claims	5,344	4.7	5.2		5,620	5.3	5.9		(4.9)
Equipment rent	2,703	2.4	2.6		1,861	1.8	2.0		45.2
Operations and maintenance	8,259	7.2	8.1		8,170	7.8	8.6		1.1
Purchased transportation	42,543	37.2	41.6		37,218	35.3	39.3		14.3
Operating taxes and licenses	972	0.9	0.9		1,003	1.0	1.1		(3.1)
Communications and utilities	679	0.6	0.7		673	0.6	0.7		0.9
Gain on disposal of assets, net	(215)	(0.2)	(0.2)		(181)	(0.2)	(0.1)		18.8
Other	3,784	3.3	3.7		3,578	3.4	3.8		5.8
Total operating expenses	$112,431	98.4%	98.2%		$105,416	100.0%	100.0%		6.7%

	Nine Months Ended September 30,
	2017				2016				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2017 to 2016
Salaries, wages and employee benefits	$89,674	27.7%	30.8%	(1)	$92,332	28.3%	31.0%	(1)	(2.9)%
Fuel and fuel taxes	33,012	10.2	(0.7)	(2)	32,512	10.0	1.0	(2)	1.5
Depreciation and amortization	21,313	6.6	7.4		22,282	6.8	7.5		(4.3)
Insurance and claims	19,236	6.0	6.7		15,826	4.9	5.3		21.5
Equipment rent	7,449	2.3	2.6		5,582	1.7	1.9		33.4
Operations and maintenance	22,780	7.1	7.9		27,682	8.5	9.3		(17.7)
Purchased transportation	120,951	37.4	41.9		111,650	34.3	37.7		8.3
Operating taxes and licenses	2,946	0.9	1.0		3,384	1.0	1.2		(12.9)
Communications and utilities	1,943	0.6	0.7		2,404	0.7	0.8		(19.2)
Gain on disposal of assets, net	(551)	(0.2)	(0.2)		(759)	(0.2)	(0.3)		(27.4)
Restructuring, impairment and other costs	--	--	--		5,264	1.6	N/A		N/A
Other	12,071	3.7	4.2		10,683	3.3	3.6		13.0
Total operating expenses	$330,824	102.3%	102.3%		$328,842	100.9%	99.0%		0.6%

(1)

Adjusted operating ratio is calculated as the applicable operating expense less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. See Note 12 of the footnotes in this Form 10-Q for additional information regarding these costs and GAAP and non-GAAP reconciliations above.

(2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits

Salaries, wages and employee benefits expense increased during the third quarter of 2017 by 2.3% to $29.8 million from $29.1 million, when compared to the same quarter in 2016, primarily due to the driver wage increase instituted during the second quarter 2017.

For the nine months ended September 30, 2017, the decrease in salaries, wages and employee benefits expense was primarily due to a 4.2% reduction in the Company’s tractor fleet and an increase of approximately 6.0% in the independent contractor fleet, partially offset by a $1.5 million cost recorded by the Company in the first quarter of 2017 associated with an adverse development in prior year layers of workers’ compensation claims. As part of a reduction in force, headcount in both Trucking and USAT Logistics were reduced during the second quarter of 2017 as the Company continued to align the non-driving support staff with the number of seated tractors, which also contributed to the decrease in salaries, wages and employee benefits expense, and is expected to reduce annualized staff wages and employee benefits by approximately $1.6 million. The Company incurred $0.1 million, net-of-tax, in implementing the reduction in force during the second quarter of 2017.

The rate of compensation paid to Company drivers per mile has increased in recent periods and we expect this cost will increase in future periods due to driver pay increases, the most recent of which became effective, during the second quarter of 2017. Management believes that the market for drivers will remain tight, and as such, expects driver wages and hiring expenses, which include recruiting and advertising costs, to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet. This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which payments are reflected in purchased transportation.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers. The increases in fuel and fuel taxes for the three and nine month periods ended September 30, 2017 resulted from a 10.2% and a 14.6% increase in average diesel fuel prices per gallon, as reported by the DOE, offset by a 5.3% and an 7.5% decrease in total revenue miles, compared to the three and nine month periods in 2016, respectively. Fuel efficiency initiatives undertaken, such as installing trailer skirts, idle-control, more fuel-efficient engines and implementing driver training programs, have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics. The increase in equipment rent expense during both the nine month period ended September 30, 2017, was the result of the Company entering into an operating sale leaseback transaction in March 2017 for 90 tractors and the increased use of operating leases for the acquisition of trailers. The decrease in depreciation and amortization expense in the three and nine month periods ended September 30, 2017, as compared to the same periods in 2016, is primarily attributable to a smaller Company fleet and more equipment being acquired through lease arrangements instead of purchases.

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. During the third quarter of 2017, the Company reevaluated the estimated useful lives of its trailers, increasing such lives from 10 to 14 years. Additionally, given the soft used equipment market, the Company lowered the salvage values of its tractor fleet to reflect current estimates of the value of such equipment upon its retirement. The Company believes that these changes more accurately reflect the value of the revenue equipment on the accompanying condensed consolidated unaudited balance sheets. These changes are being accounted for as a change in estimate. During the quarter ended September 30, 2017, these changes in estimates resulted in a reduction of depreciation expense on a pre-tax basis of approximately $0.2 million and on a net-of-tax basis of approximately $0.1 million, or $0.01 per diluted share. On an annualized basis, based on the number of used trailers and tractors owned at September 30, 2017, the Company anticipates these changes in estimates will result in approximately $1.0 million lower depreciation each year, or approximately $0.08 per diluted share, net-of-tax, using share count at September 30, 2017.

The Company intends to continue to focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives. Further, the acquisition costs of new revenue equipment could increase due to the continued implementation of emissions requirements and the inclusion of improved safety and fuel efficiency features. As a result, management expects to see an increase in depreciation and amortization expense from new tractors. The Company expects equipment rent to increase as we anticipate utilizing operating leases for the financing of trailers throughout the remainder of the year.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third party bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims and insurance premiums and self-insured amounts. For the three months ended September 30, 2017, insurance and claims decreased due to fewer accidents during the third quarter of 2017.

Insurance and claims expense increased significantly during the nine months ended September 30, 2017 due to a $3.0 million actuarial analysis adjustment stemming from an adverse development in our prior year claim layers. The Company expects insurance and claims expense to continue to be volatile over the long-term. In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the Company’s insurance and claims expense could increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs. Operating and maintenance expenses are primarily affected by the age of the Company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities. Operations and maintenance expense increased slightly for the three month period ended September 30, 2017, primarily due to implementation of additional preventive maintenance initiatives for both tractors and trailers during the third quarter 2017.

For the nine month period ended September 30, 2017, operations and maintenance expense decreased $4.9 million, primarily as a result of the smaller size of the revenue generating Company tractor fleet, which decreased approximately 7% when compared to the same nine month period in 2016. Additionally, fewer outside repairs contributed to the year-over-year reduction on a cost per mile basis in operations and maintenance spend.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them, including fuel surcharge reimbursement paid to such parties. For the third quarter of 2017, purchased transportation expense increased primarily due to a 4.2% increase in the size of the Company’s independent contractor fleet and an increase in USAT Logistics freight volumes compared to the 2016 period.

For the nine months ended September 30, 2017, the increase in purchased transportation expense was primarily due to the 6.2% growth in the size of the independent contractor fleet compared to the 2016 period and increased freight volumes in USAT Logistics. Moving forward, the Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which, if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of expected regulatory changes. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift), and growth of USAT Logistics will shift, expenses to the “Purchased transportation” line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance and capital expenditures.

Gain on disposal of assets, net

During the three months ended September 30, 2017, gain on disposal of assets, net, increased slightly when compared to the same period in 2016. The main reason for the increase was a higher volume of trailers that were sold in higher value markets, offset by lower values on tractors sold.

The decrease in gain on disposal of assets, net, during the nine months ended September 30, 2017, reflects fewer asset disposals in the 2017 period compared to the 2016 period, when the Company reduced its fleet through the accelerated disposal of older, less efficient tractors and trailers.

Other expenses

During the three months ended September 30, 2017, the increase in other expenses was primarily due to increased recruiting and training expenses.

The increase in other expenses for the nine months ended September 30, 2017, was primarily due to a $1.3 million expense relating to new management hires during the second quarter of 2017 and a change in compensation structure for the board of directors resulting in a $0.3 million increase in expense during the second quarter. To preserve shares under the Incentive Plan for incentive compensation to key employees, especially in light of the Company’s stock price at the time that required the issuance of more shares when granting equity awards, the board of directors elected to receive their customary annual equity award in cash and each director then used the net-of-tax proceeds to purchase shares in the open market.

Restructuring, impairment and other costs

See Note 12 to the condensed consolidated financial statements for discussion of restructuring, impairment and other costs, which discussion is incorporated herein by reference.

Interest expense

For both the three and nine months ended September 30, 2017, interest expense increased primarily due to increased interest rates on outstanding borrowings. See Note 7 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense

The Company’s effective tax rate was 45.3% and 32.1% for the three and nine months ended September 30, 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2016, was 23.4% and 29.5%, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 35%, is primarily due to state income taxes and certain expenses that are non-deductible to the Company including a per diem pay structure for drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company's effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company's effective tax rate is significant. Because the Company was near breakeven during the three month period ended September 30, 2017, the estimated provision calculation was updated to reflect the impact of the non-deductible expenses on the effective tax rate. This resulted in an increase to the effective tax rate during the three months ended September 30, 2017. Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings (losses) and in the number of drivers who elect to participate in the per diem program.

When the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant capital investments. In the Company’s Trucking segment, where capital investments are the most substantial, the primary investments are in new revenue equipment and to a lesser extent, in technology and working capital. In the Company’s USAT Logistics segment, where capital investments are generally more modest, the primary investments are in technology and working capital. USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, and capital and operating leases. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0, that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments.  Management believes the Company’s excess availability will not fall below 10%, or $17.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months.  The Company no longer anticipates falling below $34.0 million in availability, or 20% of the lenders’ commitments under the Credit Facility, during 2017.

Long-term debt, financing notes and capital leases decreased during the third quarter of 2017 by $6.9 million from the second quarter of 2017 to $120.9 million. As of September 30, 2017, the Company had outstanding $5.4 million in letters of credit and had approximately $45.4 million available to borrow under the Credit Facility. Net of cash, debt represented 70.1% of total capitalization. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$20,248	$25,162
Net cash provided by (used in) investing activities	12,641	(39,871)
Net cash (used in) provided by financing activities	(32,818)	14,764

Operating Activities – Net cash provided by operating activities decreased by approximately $4.9 million in the first nine months of 2017, compared to the same period in 2016. This decrease was primarily the result of an approximate $3.4 million increase in net loss and an approximate $8.0 million increase in deferred income tax liability, offset by an approximately $6.1 million increase in accounts payable and other liabilities and a $0.4 million decrease in share-based compensation.

Investing Activities – For the nine months ended September 30, 2017, net cash provided by investing activities was $12.6 million, compared to $39.9 million used by investing activities during the same period in 2016. The $52.5 million increase in cash provided by investing activities primarily reflects an approximately $54.8 million decrease in capital expenditures, and approximately $11.0 million in proceeds from a sale leaseback transaction that was completed in March 2017 for 90 tractors which the Company owned, offset by an approximately $13.3 million decrease in proceeds from the sale of property and equipment.

Financing Activities – Cash used in financing activities was $32.8 million for the nine months ended September 30, 2017, compared to $14.8 million provided by financing activities during the same period in 2016. The $47.6 million increase in cash used in financing activities was primarily attributable to an approximately $41.6 million reduced borrowing under the Company’s Credit Facility, an approximately $11.7 million increase in payments on long-term debt and capital lease obligations, and an approximately $2.8 million increase in bank drafts payable, offset by approximately $8.5 million less cash used for the purchase of common stock and less cash proceeds from a sale leaseback. At September 30, 2017, the Company had borrowings of long-term debt, financing notes and capital leases of $120.9 million, down from $127.8 million at June 30, 2017.

Debt and Capitalized Lease Obligations

See Notes 7 and 8 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility and capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used in operations, office equipment and certain facilities. As of September 30, 2017, the Company leased certain revenue equipment, facilities and information technology software under operating leases. Assets held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such assets are reflected in the condensed consolidated statements of operations and comprehensive income (loss) in the “Equipment rent” and, for office equipment, in the “Operations and maintenance” line items. Equipment rent expense related to the Company’s revenue equipment operating leases was $2.7 million and $1.9 million for the three months ended September 30, 2017, and 2016, respectively, and was $7.5 million and $5.6 million for the nine months ended September 30, 2017, and 2016, respectively.

Rent expense related to the other equipment and facilities leases was $0.5 million and $0.4 million for the three months ended September 30, 2017, and 2016, respectively. Rent expense related to the other equipment and facilities leases was $1.2 million and $1.6 million for the nine months ended September 30, 2017, and 2016, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

The following table represents outstanding contractual obligations for rent expense under operating leases as of September 30, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$1,604	$410	$648	$328	$218
Computer hardware rented	156	156	--	--	--
Revenue equipment	26,169	10,612	14,496	780	281
Total rental obligations	$27,929	$11,178	$15,144	$1,108	$499

Seasonality

In the trucking industry, revenue typically follows a seasonal pattern for various commodities and customer businesses. Peak freight demand has historically occurred in the months of September, October and November. After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels. Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter driving conditions. Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts. The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for the Company than for its competitors.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, average diesel fuel prices per gallon, as reported by the DOE, increased 10.2% and 14.6% for the three and nine months ended September 30, 2017, compared to the prior year periods.

As of September 30, 2017, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of September 30, 2017, the Company had stockholders’ equity of $51.5 million and total debt and capital leases including current maturities, of $120.9 million, resulting in a total debt, less cash, to total capitalization ratio of 70.1% compared to 72.2% as of December 31, 2016.

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

As of September 30, 2017, the Company had $3.3 million in commitments for the acquisition of revenue and non-revenue equipment, none of which are cancellable.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its condensed consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the nine months ended September 30, 2017, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the LIBOR plus a certain percentage determined based on a pricing grid that is determined quarterly based on the Company’s consolidated fixed charge coverage ratio. As of September 30, 2017, the Company had $77.5 million outstanding pursuant to its Credit Facility, excluding letters of credit of $5.4 million. Assuming the outstanding balance as of September 30, 2017 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.8 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of September 30, 2017, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2017, a 10% increase in the average price per gallon would result in a $1.1 million increase in fuel expense before taking into account application of the Company’s fuel surcharge program.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of September 30, 2017 the PEO and PFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present.  The section entitled “Item 1A., Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, describes some of the risks and uncertainties associated with the business.  In addition, we are updating one of these risk factors for the risk that our independent contractors may be unable to obtain or retain equipment financing, as set forth below.  These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

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

Independent contractors are third-party service providers, as compared with company drivers, who are our employees. As independent business owners, they may make business or personal decisions that may conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time to time.  Additionally, independent contractors may be unable to obtain or retain equipment financing, which could affect their ability to continue to act as a third-party service provider for the Company.  In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our results of operations.

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

4.1	#	Specimen certificate evidencing shares of the common stock, $.01 par value, of the Company
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
References:
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	November 3, 2017	By:	/s/ James D. Reed
(Signature) James D. Reed
President and Chief Executive Officer

Date:	November 3, 2017	By:	/s/ Jason R. Bates
(Signature) Jason R. Bates
Executive Vice President and Chief Financial Officer