Form 10-K
period 2017-12-31
USA TRUCK INC
filed 2018-02-28
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer____	Accelerated Filer ☒	Non-Accelerated Filer ____	Smaller Reporting Company ____
Emerging Growth Company ____		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers, directors, and affiliated holders of more than 10% of the Registrant’s outstanding common stock are “affiliates” of the Registrant) as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $68,032,891 (based on the closing sale price of the Registrant’s common stock on that date as reported by Nasdaq).

As of February 23, 2018, 8,288,769 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2017 (this “Form 10-K”) contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, costs or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Form 10-K, statements relating to:

●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers and customer-facing employees,
●	future asset utilization,
●

the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between company-owned and independent contractors and anticipated gains or losses resulting from dispositions,

●	future depreciation and amortization expense, including useful lives and salvage values of equipment,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future effects of restructuring actions,
●	future deployment of technology, including front and inside-facing event recorders,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	future asset sales of non-revenue assets,
●	future impact of regulations, including enforcement of the ELD mandate,
●	future use of derivative financial instruments,
●	our strategy,
●	our intention about the payment of dividends,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	expected liquidity and sources of capital resources, including the mix of capital and operating leases,
●	future size of our independent contractor fleet, and
●	future income tax rates

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

General

USA Truck is one of the nation’s top 30 truckload carriers when measured by operating revenue, as determined by Transport Topics’ most recent annual ranking. In 2017, the Company generated $446.5 million in consolidated operating revenue. As of December 31, 2017, the Company’s fleet consisted of 1,669 tractors, which included 247 independent contractor tractors, and 5,596 trailers.

USA Truck is headquartered in Van Buren, Arkansas, with trucking facilities concentrated in the eastern half of the United States for density and efficiency. Asset-light operations provide services across North America. The Company transports commodities throughout the contiguous United States and into and out of portions of Canada. USA Truck also transports general commodities into and out of Mexico by offering through-trailer service from its terminal in Laredo, Texas. In addition to truckload and dedicated freight service offerings, the Company provides freight brokerage, logistics, and rail intermodal service offerings through its logistics segment.

The Company has two reportable segments: (i) Trucking, consisting of the Company’s truckload and dedicated freight service offerings, and (ii) USAT Logistics, consisting of the Company’s freight brokerage and rail intermodal service offerings. The Company’s Trucking segment transports customer freight over irregular routes utilizing equipment owned by either the Company or independent contractors as a medium to long-haul common carrier. Our dedicated freight services provide similar freight transport services, but do so pursuant to agreements whereby the Company makes equipment available to a specific customer for shipments over particular routes at specified times, typically over a multi-year period. USAT Logistics provides services which complement USA Truck’s Trucking services. For 2017, USAT Logistics represented approximately 32% of USA Truck’s consolidated operating revenue, up from approximately 30% during both 2016 and 2015, and we expect to continue to grow this segment. Financial information regarding these segments and assets and revenues relating to foreign operations is provided in the notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Operations

The Company focuses marketing efforts on customers who have consistent shipping needs within USA Truck’s primary operating areas, which are predominantly located in the eastern half of the United States. This focused operating area for Trucking, nationwide service for USAT Logistics, and cross-marketing of service offerings permits the strategic positioning of available equipment and allows the Company to provide its customers with a full array of supply chain transportation solutions. More than 95 of the Company’s top 100 customers utilized more than one of the Company’s service offering in 2017. In addition, USA Truck team members have cultivated a thorough understanding of the needs of shippers in key industries. The Company believes this helps it develop long-term, service-oriented relationships with its customers.

USA Truck has a diversified freight and customer base. During 2017, one customer, Walmart Inc., accounted for more than 10% of the consolidated operating revenues. USAT Logistics is also dependent upon a single customer for more than 10% of their operating revenue. The Company’s largest 10 customers comprised approximately 44% of the Company’s consolidated operating revenue. Overall, the Company provided service to more than 900 customers in 2017 across all USA Truck service offerings.

While the Company prefers direct relationships with customers, some high volume shippers require their carriers to conduct business with a designated third party logistics provider. Obtaining shipments through other providers of transportation or logistics services is a significant opportunity that allows the Company to provide services for high-volume shippers to which it might not otherwise have access.

During 2017, receivables collection averaged approximately 46 days from the invoice date, compared to an average of approximately 47 days and 38 days during 2016 and 2015, respectively.  Factors contributing to the slight decrease in days to collection in 2017 were the result of more thorough invoicing and collections processes being implemented by our accounts receivable team, offset by customers continuing to push for longer payment terms.

While the Company primarily operates in the eastern half of the United States, it does provide services into and out of Mexico and Canada.  During 2017, 2016 and 2015 approximately 8%, 9% and 8%, respectively, of the Company’s operating revenue was generated in Mexico and Canada.  All foreign revenue is collected in United States dollars, and all Company-owned tractors are domiciled in the United States.  The Company does not separately track domestic and foreign long-lived assets, as substantially all of the Company’s long-lived assets are, and have been for the last three fiscal years, located within the United States.

The Company’s Trucking segment is supported primarily by driver managers, load planners and customer service representatives. These teams monitor the location of equipment and direct its movement in a safe, efficient and practicable manner. Each driver manager leads a team of professional drivers and is their primary company contact. Load planners assign all available units to loads in a manner intended to maximize profit and minimize costs. Customer service representatives work to fulfill shippers’ needs, solicit freight, and ensure on-time delivery by monitoring load movement. The Company strives to operate a safe and productive fleet while achieving superior customer service.

The USAT Logistics segment has a network of both regional and national sales offices located throughout the continental United States as well as an office in central Mexico. We believe that regionalization allows greater market insight and strengthens relationships with customers and carriers alike while capitalizing on the skills of the leaders managing these centers. The specific locations of branch offices are selected for the availability of talent in those markets. USAT Logistics employed approximately 100 people as of December 31, 2017. Most of the USAT Logistics team interacts directly with customers and carriers, matching customers’ freight needs with available third-party capacity in the marketplace.

Revenue Equipment

The Company operates its tractor fleet in a way that is intended to promote safe driving operations, attract drivers, and reduce operating and maintenance costs. The following table shows the number of Company-owned and leased tractors and trailers by model year as of December 31, 2017:

Model Year:	Tractors(1)(2)	Trailers
2018	40	399
2017	310	844
2016	398	1,538
2015	294	498
2014	246	396
2013	134	298
2012	--	--
2011	--	2
2010	--	387
2009	--	423
2008	--	544
2007	--	262
2006 and earlier	--	5
Total	1,422	5,596
(1)	Excludes 247 independent contractor tractors.
(2)	Includes 508 tractors financed by operating leases and 675 tractors financed by capital leases.

The average age of the Company’s tractor fleet was approximately 3.0 years at December 31, 2017. The Company’s equipment purchase and replacement decisions are based on a number of factors, including but not limited to, new equipment prices, the used equipment market, trade-in values, demand for freight services, prevailing interest rates, the attractiveness of lease terms, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications and driver comfort. Therefore, depending on the circumstances, the Company may accelerate or delay the acquisition and disposition of its tractors or trailers from time to time, or may choose to acquire revenue equipment through operating leases or on-balance sheet financing.

To simplify driver and mechanic training, control the cost of spare parts and tire inventory, and provide for a more efficient vehicle maintenance program, the Company purchases tractors and trailers manufactured to its specifications. The Company has in place a preventive maintenance program intended to minimize equipment downtime and maintenance costs.

The Company finances the purchase of revenue equipment through its cash flows from operations, revolving credit agreement, capital lease arrangements, operating lease arrangements and proceeds from sales or trades of used equipment. Substantially all of the Company’s tractors and trailers are pledged to secure its obligations under financing arrangements.

All Company and independent contractor tractors are equipped with in-cab communication technology, enabling two-way communications between the Company and its drivers, through both standardized and freeform messaging, including electronic logging. The Company also has installed automatic on board recording devices (“AOBRs”) on 100% of its tractor fleet. This technology enables USA Truck to dispatch drivers efficiently in response to customers’ requests, to provide real-time information to customers about the status of their shipments and to provide documentation supporting accessorial charges. Accessorial charges are charges to customers for additional services such as loading, unloading and detainment or equipment delays. In addition, the Company utilizes satellite-based equipment tracking devices and cargo sensors on the majority of its trailers. These tracking devices provide the Company with visibility on the locations and load status of its trailers. The Company also anticipates completing the installation of forward-facing and in-ward facing event recorders on all of the Company’s tractor fleet in the first quarter of 2018.

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

The primary risks for which the Company is insured are cargo loss and damage, general liability, personal injury, property damage, workers’ compensation and employee medical expenses. USA Truck is also self-insured for a portion of claims exposure in each of these areas. The Company’s self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence. For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered team members. The Company maintains insurance above the amounts for which it self-insures, subject to certain limits, with licensed insurance carriers. The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements.  The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters.

Although the Company believes the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed the Company’s aggregate coverage limits. An unexpected loss or changing conditions in the insurance market could adversely affect premium levels or result in our inability to find excess coverage in amounts we deem sufficient. As a result, the Company’s insurance and claims expense could increase, or USA Truck could raise its self-insured retention or decrease the Company’s aggregate coverage limits when its policies are renewed or replaced. If these costs increase, if reserves are increased, if we become unable to find excess coverage in amounts we deem sufficient, if claims in excess of coverage limits are experienced, or if a claim is experienced where coverage is not provided, the Company’s results of operations and financial condition in any one quarter or annual period could be materially and adversely affected.

Team Members

As of December 31, 2017, the Company had approximately 2,000 team members, of which approximately 72% were Company drivers. No team members are subject to union contracts or part of a collective bargaining unit. The Company believes team member relations to be good.

Recruitment, training, and retention of a professional driver workforce, the Company’s most valuable asset, are essential to the Company’s continued growth and fulfillment of customer needs. USA Truck hires qualified professional drivers who hold a valid commercial driver’s license, satisfy applicable federal and state safety performance and measurement requirements, and meet USA Truck’s hiring criteria. These guidelines relate primarily to safety history, road test evaluations, and various other evaluations, which include physical examinations and mandatory drug and alcohol testing. In order to attract and retain safe drivers who are committed to customer service and safety, the Company focuses its operations for drivers around a collaborative and supportive team environment. The Company provides comfortable, late model equipment, direct communication with senior management, competitive wages and benefits, and other incentives intended to encourage driver safety, retention, and long-term employment. The Company values its relationship with its drivers and structures its driver retention model with a focus on a long-term career with USA Truck. Drivers are compensated on a per mile basis, based on the length of haul and a predetermined number of miles. Drivers are also compensated for accessorial services provided to customers. Drivers and other employees are encouraged to participate in the Company’s 401(k) program, and Company-sponsored health, life, and dental plans. The Company believes these factors help in attracting, recruiting, and retaining professional drivers in a competitive driver market.

Independent Contractors

In addition to Company drivers, USA Truck enters into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for an agreed upon fee structure. As of December 31, 2017, the Company had contracts with 247 independent contractors, which comprises approximately 16% of the professional driving fleet. In the near term, the Company’s goal is for independent contractors to comprise approximately 15% to 25% of its fleet.

Competition

The trucking industry includes both private fleets and for-hire carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods. For-hire carriers include both truckload and Less-than-Truckload operations. The for-hire segment is highly competitive and includes thousands of carriers, none of which controls a meaningful share of the market. This segment is characterized by many small carriers having revenues of less than $1 million per year and as few as one truck, and relatively few carriers with revenues exceeding $100 million per year.

USA Truck competes primarily with other truckload carriers, private fleets and, to a lesser extent, railroads and Less-than-Truckload carriers. The principal competitive factors in the truckload segment of the industry are service and price, with rate discounting becoming particularly important during economic downturns or periods of uncertainty. USA Truck’s focus is to differentiate itself primarily on the basis of service rather than rates. Although an increase in the size of the market would benefit all truckload carriers, management believes that successful carriers are likely to grow market share by providing multiple service offerings, combined with superior customer service, at an equitable price.

Environmental Regulation

In August 2011, the National Highway Traffic Safety Administration (“NHTSA”) and the Environmental Protection Agency (“EPA”) adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, including the tractors the Company employs (the “Phase 1 Standards”).  The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four fewer gallons of fuel used for every 100 miles traveled.  In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium and heavy-duty tractors and trailers (the “Phase 2 Standards”).  In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  The Company believes these requirements could result in increased new tractor and trailer prices and additional parts and maintenance costs required to retrofit its tractors and trailers with technology to achieve compliance with such standards, which could adversely affect its operating results and profitability, particularly if such costs are not offset by potential fuel savings. The Company cannot predict, however, the extent to which its operations and productivity will be impacted. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards. If the trailer provisions of the Phase 2 Standards are permanently removed, the Company expects that Phase 2 Standards would have a reduced effect on its operations.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will apply to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  The Company currently purchases SmartWay certified equipment in its new tractor and trailer acquisitions. In addition, in February 2017 CARB proposed California phase 2 standards that generally align with the federal standards which apply to model year 2018 to 2021 tractors, with some minor additional requirements, and as proposed would stay in place even if the federal standards are affected by action from President Trump’s administration.  CARB has announced it plans to bring a formal proposal to its Board in early 2018.  We will continue monitoring our compliance with the CARB regulations.  Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that we will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses, including with respect to our Plus Power fleet.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force the Company to purchase on-board power units that do not require the engine to idle or to alter its drivers' behavior, which could result in a decrease in productivity, or increase in driver turnover.

The Company’s terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. The Company’s operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of the Company’s facilities have waste oil or fuel storage tanks and fueling islands and one leased facility has below-ground bulk fuel storage tanks. A small percentage of the Company’s freight consists of low-grade hazardous substances, which subjects it to a wide array of regulations. The Company has instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations; however, if (i) the Company is involved in a spill or other accident involving hazardous substances; (ii) there are releases of hazardous substances the Company transports; (iii) soil or groundwater contamination is found at the Company’s facilities or results from its operations; or (iv) the Company is found to be in violation of or fails to comply with applicable environmental laws or regulations, then it could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on the Company’s business and results of operations.

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

The DOT, through the Federal Motor Carrier Safety Administration (the “FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact the Company’s productivity and affect its operations and profitability by reducing the number of hours per day or week its drivers may operate and/or disrupting its network. While the FMCSA has proposed and implemented such changes in the past, no such changes are currently proposed. However, any future changes to hours-of-service rules could materially and adversely affect the Company’s operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. The Company currently has a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If the Company were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect the Company’s business, as some of its existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology.  Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit,” and a carrier would be deemed fit when no rating was assigned.  Moreover, the proposed rules would use roadside inspection data, in addition to investigations and onsite reviews, to determine a carrier’s safety fitness on a monthly basis.  Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review.  The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America’s Surface Transportation Act (the “FAST Act”) and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability (“CSA”) program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause the Company’s customers to direct their business away from the Company and to carriers with higher fleet rankings (iii), subject the Company to an increase in compliance reviews and roadside inspections, or (iv) cause the Company to incur greater than expected expenses in its attempts to improve unfavorable scores, any of which could adversely affect the Company’s results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories.  However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system.  During this period of review by the FMCSA, the Company will continue to have access to its scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. A congressionally mandated report by the national Academies of Science related to the CSA program was released in June 2017 which recommended: (i) reconfiguring the underlying statistical model under CSA’s Safety Measurement System (the percentile ranking categories used to target carriers for intervention) with a so-called item response theory model to more accurately target at-risk carriers, (ii) making the scoring system more transparent and easier for carriers to replicate and understand, and (iii) departing from using relative metrics as the sole means for targeting carriers. The FMCSA is expected to provide a report to Congress in early 2018 outlining the changes it will make to the CSA program in response to the report. It is unclear if, when, and to what extent any such changes will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability. The Company will continue to monitor the FMCSA’s response and future proposed rules that may affect the scoring methodology in order to continue to promote improvement of scores in all seven categories with ongoing reviews of all safety-related policies, programs and procedures for their effectiveness.

We have on certain occasions exceeded the established intervention thresholds in a number of the seven CSA safety-related categories.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could have a material adverse effect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we have exceeded the thresholds.  However, we cannot guarantee these measures will be effective.

In 2015, the FMCSA issued final rules requiring nearly all carriers, including the Company, to install and use electronic logging devices (“ELDs”) in their tractors starting in December 2017, in order to electronically monitor truck miles and enforce hours-of-service. Enforcement of this rule will be phased in, as states will not begin putting tractors out of service for non-compliance until April 1, 2018. However, carriers are subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline. Prior to the December 2017 deadline, the Company installed AOBRs on 100% of its tractor fleet, which has exempted us from being 100% ELD compliant on our tractor fleet until December 2019. The Company expects to be compliant with ELDs on 100% of all required vehicles prior to the December 2019 deadline.

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

Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect the Company’s business or operations.

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors.  Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employees' overtime or wage requirements.  Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have adopted initiatives to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and the Company believes a reclassification of independent contractor drivers as employees would help states with this initiative.  Federal and state taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. In addition, companies that employ lease-purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits and several recent decisions have been made in favor of those seeking to classify independent contractor truck drivers as employees. If the independent contractors the Company engages were determined to be its employees, it would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.  The Company currently observes and monitors its compliance with current related and applicable laws and regulations, but it cannot predict whether laws and regulations adopted in the future regarding the classification of the independent contractor drivers it engages will adversely affect the Company’s business or operations.

The regulatory environment has changed under the administration of President Trump.  In January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year.  The Company does not believe the order has had a significant impact on its industry. However, the order, and other anti-regulatory action by the President and/or Congress, may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how the Company may be impacted in the future by existing, proposed, or repealed regulations.

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

The Company’s principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and its telephone number is (479) 471-2500.

The Company maintains a website where additional information regarding USA Truck’s business and operations may be found. The website address is www.usa-truck.com. The website provides certain investor information available free of charge, as soon as reasonably practicable after electronically filing such materials with the SEC. These materials include the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, stock ownership reports filed under Section 16 of the Exchange Act, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The website also includes Interactive Data Files required to be posted pursuant to Rule 405 of SEC Regulation S-T. Information provided on the Company website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (i) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (ii) driver shortages and increases in driver compensation; (iii) declines in the resale value of used equipment; (iv) compliance with ongoing regulatory requirements; (v) strikes, work stoppages, or work slowdowns at our facilities or at customer, port, border crossing, or other shipping-related facilities; (vi) increases in interest rates, fuel taxes, tolls, and license and registration fees; and (vii) rising costs of healthcare.

We are affected by (i) recessionary economic cycles such as the 2016 freight environment, which was characterized by weak demand and downward pressure on rates; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; and (iii) downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have significant customer concentration, and regions of the country, such as the Midwest and Southeast, where we have a significant amount of business. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services. We may be required to increase our allowance for doubtful accounts for customers encountering adverse economic conditions.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. For our USAT Logistics segment, imbalance between capacity and demand is usually favorable to our financial performance, while market equilibrium lessens our value to either shippers or carriers. The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:

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

Changing impacts of regulatory measures could adversely impact our operating efficiency and productivity, decrease our operating revenues and profitability, and result in higher operating costs. In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows. From time to time, various federal, state, or local taxes could also increase, including taxes on fuels. We cannot predict whether, or in what form, any such increase will be enacted that may be applicable to us, but such an increase could adversely affect our results of operations.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability and could have a materially adverse effect on our results of operations.  These factors include the following:

●

We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal providers, freight brokers, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do.

●

Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy or overcapacity, which may limit our ability to maintain or increase freight rates or maintain growth in our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive.

●

We may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;

●	Some of our customers are other transportation companies or also operate their own private trucking fleets, and they may decide to transport more of their own freight.

●

Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers or by engaging dedicated providers, and in some instances we may not be selected.

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

●	Competition from non-asset-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

●	Economies of scale that procurement aggregation providers may pass on to smaller carriers may improve their ability to compete with us.

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

Activist stockholders have in the past advocated for certain changes at USA Truck and may attempt to gain representation on or control of our board of directors, through a proxy contest or other means, the possibility of which may create uncertainty regarding our future.  These perceived uncertainties may make it more difficult to attract and retain qualified personnel, raise customer concerns, or cause volatility in the price of our common stock.  The presence of such activist stockholders, a potential proxy contest, or an activist stockholder lawsuit also may create a significant distraction for our management team and require us to expend significant time and resources, depending on the nature of the activists’ agendas, and could interfere with our ability to execute our strategic initiatives.  Although we are not currently aware of any activist stockholders who own a substantial portion of our stock at this time, we cannot assure you that we will be able to agree to favorable terms with activist stockholders that might acquire an interest in our Company.

Certain provisions of our charter documents and Delaware law could deter acquisition proposals and make it difficult for a third party to acquire control of the Company.

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

Our Amended and Restated Bylaws also require advance notice of all stockholder proposals, including nominations for election as director, and provide that a special meeting of stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, the President, or by a majority of the entire board of directors. We have in the past adopted a stockholder rights plan, which was voluntarily terminated by the board of directors in April 2014, and may in the future adopt new stockholder rights plans. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, unless prior to the time that anyone becomes an “interested stockholder” our board of directors approves either the “business combination” or transaction which resulted in a stockholder becoming an interested stockholder, we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock during the prior three years, subject to certain exceptions as described in Section 203. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our common stock. In addition, to the extent that these provisions discourage an acquisition of our Company or other change of control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our common stock.

We could become subject to unsolicited takeover proposals, which may be disruptive to our business.

The trading price of our common stock has recently traded at a level that we believe could make us a target for an unsolicited takeover proposal. We have in the past been subject to unsolicited takeover proposals and could become subject to such proposals in the future. Responding to such proposals, exploring the availability of alternative transactions that reflect our full intrinsic value and instituting legal action in connection therewith has in the past created a significant distraction for our management team and required us to expend significant time and resources, and we believe any future unsolicited proposals would cause similar disruptions to our business. Such proposals may disrupt our business by causing uncertainty among current and potential employees, suppliers, and customers, which could negatively impact our financial condition, results of operations and strategic initiatives and cause volatility in our stock price. These consequences, alone or in combination, may have a materially adverse effect on our business. Although, we have entered into a change of control/severance plan with certain of our officers and members of our management team, the change of control arrangements may not be adequate to allow us to retain critical employees during a time when a change of control is being proposed or is imminent.

Our indebtedness and capital and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

Our level of indebtedness and lease obligations has fluctuated in recent periods. As a result of our current level of debt, capital leases, operating leases, and encumbered assets, we believe:

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

●	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited;

●	we may be placed at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us; and

●	we may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders.

Our financing obligations could negatively impact our future operations, our ability to satisfy our capital needs, or our ability to engage in other business activities. We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us.

In the future, we may need to obtain additional financing that may not be available or, if it is available, may result in a reduction in the percentage ownership of our then-existing stockholders.

We may need to raise additional funds in order to:

●	finance unanticipated working capital requirements, capital investments or refinance existing indebtedness;

●	develop or enhance our technological infrastructure and our existing services;

●	fund strategic relationships;

●	respond to competitive pressures; and

●	acquire complementary businesses or services.

If the economy and/or the credit markets weaken, or we are unable to enter into capital or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of new opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited.  If we raise additional funds by issuing equity or convertible debt securities, the ownership of our then-existing stockholders may be diluted, and holders of these securities may have rights, preferences or privileges senior to those of our then-existing stockholders.

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

The Credit Facility contains a single springing financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant springs only in the event excess availability under the Credit Facility drops below 10%, or $17.0 million, of the lenders’ total commitments under the Credit Facility. In the event our excess availability under the Credit Facility drops below $34.0 million, or 20% of the lenders' total commitments under the Credit Facility, we may be subject to certain additional restrictions, such as restricting our ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs, and enter into certain acquisitions and hedging arrangements. The fixed charge ratio is affected by our level of earnings and is adversely affected by operating losses and other charges such as severance costs and impairment charges.  In recent years, we have incurred operating losses, severance and restructuring costs and impairment charges relating to, among others, a decline in the appraised value of our Company-owned revenue equipment fleet.  Future operating losses, severance and restructuring actions and further declines in the appraised value of our Company-owned revenue equipment fleet would adversely affect our fixed charge ratio and could impair our ability to make further borrowings under our Credit Facility.

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

We have significant ongoing capital requirements that could adversely affect our profitability if we are unable to generate sufficient cash from operations, match our capital investments with customer demand, or obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. We expect to pay for projected capital expenditures with funds provided by operations, borrowings under the Credit Facility, proceeds from the sale of used revenue equipment, and capital and operating leases. We base our equipment purchase and replacement decisions on a number of factors, including the state of the economic environment, new equipment prices, the used equipment market, the attractiveness of lease terms, demand for freight services, prevailing interest rates, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications, and driver comfort. Further, if anticipated demand for our services differs materially from actual results, we may have too many or too few equipment assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases in order to right size our fleet. This could cause us to incur losses on such sales or require payments in connection with the return of such equipment, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability.

If we are unable to generate sufficient cash from operations or obtain borrowing on favorable terms, we may be forced to further limit our growth, enter into less favorable financing arrangements, or operate revenue equipment for longer periods, any of which could have a materially adverse effect on our results of operations.

Upgrading our tractors to reduce the average age of our fleet may not increase our profitability or result in cost savings as expected or at all.

Upgrades of our tractor fleet may not result in an increase in profitability or cost savings. Expected improvements in operating ratio may lag behind new tractor deliveries, primarily because in executing a tractor fleet upgrade, we may experience costs associated with preparing our old tractors for trade, and our new tractors for integration into our fleet, and lost driving time while swapping revenue equipment. Further, tractor prices have increased and may continue to increase, due in part to government regulations applicable to newly manufactured tractors and diesel engines.

In addition, we cannot be certain that an agreement will be reached on price, equipment trade-ins, or other terms that we deem favorable. If we do enter an agreement for the purchase of new tractors, we could be exposed to the risk that the new tractor deliveries will be delayed. Accordingly, we are subject to an increased risk that upgrades of our tractor fleet will not result in the operational results, cost savings and increases in profitability that we expect.

We self-insure for a portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our business results in a number of claims and litigation related to personal injuries, property damage and workers’ compensation.  We self-insure a portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  Due to our high self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed. At certain times in the past, we have had to adjust our reserves, and future significant adjustments may occur. Further, our self-insured retention levels could change and result in more volatility than in recent years.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. If any claim were to exceed our coverage, or fall outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our self-insured amount.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Insurance carriers have recently raised premiums for the trucking industry. Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Additionally, with respect to our insurance carriers, the industry is experiencing a decline in the number of carriers and underwriters that offer excess insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased. This may materially adversely affect our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements for policies that require security. In the event that (i) our insurance expenses increase, (ii) we become unable to find excess coverage in amounts we deem sufficient, (iii) we experience a claim in excess of our coverage limits, (iv) we experience a claim for which we do not have coverage, or (v) we have to increase our reserves, there could be a materially adverse effect on our results of operations and financial condition.

Healthcare legislation and cost inflation also could negatively impact financial results by increasing annual employee healthcare costs going forward. In addition, rising healthcare costs could force us to make changes to our existing benefits program, which could negatively impact our ability to attract and retain employees.

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

Fuel also is subject to regional pricing differences and is often more expensive in certain areas where we operate. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have a materially adverse effect on our results of operations. While we have fuel surcharge programs in place with a majority of our customers, which historically have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles, we also incur fuel costs that cannot be recovered, such as those associated with non-revenue generating miles or time when our engines are idling. Moreover, the terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to lower our recoverability for fuel price increases.  In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective.

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

Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, and/or results of operations.

We are subject to risk with respect to higher prices for new tractors.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent.  Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines, higher commodity prices, and the pricing power of equipment manufacturers.  In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. More restrictive EPA and state emissions standards have required vendors to introduce new engines.  These regulations have increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency and lower fuel mileage may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

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

We have a recent history of net losses and may be unsuccessful in maintaining and improving profitability.

We have reported a net loss in two of the last five years. We reported a profit in 2017 due to an approximately $12.0 million reduction of income tax expense arising from the Tax Cuts and Jobs Act of 2017, and our operations still need to show improvement to achieve consistent profitability. Maintaining and improving profitability depends upon numerous factors, including the ability to increase average base revenue per tractor, increase utilization, improve driver retention, and control operating expenses. We may not be able to maintain or improve profitability in the future, which could negatively impact our liquidity and financial position.

We may not be successful in implementing our realigned management team’s operating procedures, and cost savings initiatives.

We have implemented changes to our management team and structure, as well as operating procedures. These changes may not be successful or may not achieve the desired results. Additional training or different personnel may be required, which may result in additional expense, delays in obtaining results, or disruptions to operations. Some of these implemented changes include customer service and driver management changes and cost savings initiatives. These changes and initiatives may not improve our results of operations, including asset productivity, tractor utilization, driver retention and base revenue per tractor. In addition, we may not be successful in achieving the expected savings in our cost structure, including the areas of equipment maintenance, equipment operating costs, insurance and claims and fuel economy. In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted. Further, our operating results could be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our USAT Logistics segment. There is no assurance we will achieve our goals. If we are unsuccessful, our financial condition, results of operations, and cash flows could be adversely affected.

Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could have a materially adverse effect on our business, financial condition, and results of operations.

We depend on the leadership and expertise of our executive management team and other key personnel to design and execute our strategic and operating plans, including our current efforts to improve the profitability of our Trucking segment and grow our USAT Logistics segment. Our management team has experienced significant changes in recent years and may continue to experience change. While we have employment agreements in place with certain members of our management team, there can be no assurance we will continue to retain their services and we may become subject to significant severance payments if our relationship with such members is terminated under certain circumstances. Further, turnover, planned or otherwise, in key leadership positions could adversely impact our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a materially adverse effect on our results of operations. We must recruit, develop and retain a core group of leaders to realize our goal of expanding our operations, improving our earnings consistency, and positioning ourselves for long-term operating revenue growth.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. The truckload industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Regulatory requirements, including those related to safety ratings, ELDs and hours of service (“HOS”) changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter HOS regulations adopted by the DOT in the past have tightened and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. We believe the required implementation of ELDs in December 2017 has, and enforcement of related rules in April 2018 may further, tighten such market.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors, and our inability to do so could negatively impact our operations. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver compensation and/or become subject to higher independent contractor expenses in future periods.

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

Tax and regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees, rather than independent contractors, for a variety of purposes, including income tax withholding, workers’ compensation, wage and hour compensation, unemployment, and other issues.  Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements.  Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based on employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives.  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and healthcare coverage. In addition, companies that use lease-purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits and several recent decisions have been made in favor of those seeking to classify independent contractor truck drivers as employees. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If independent contractors we contract with or have contracted with are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, which would have substantially liberalized the procedures for union organization. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Additionally, the Department of Labor issued a final rule in 2016 raising the minimum salary basis for executive, administrative and professional exemptions from overtime payment. The rule increases the minimum salary from the current amount of $23,660 to $47,476 and up to 10% of non-discretionary bonus, commission and other incentive payments can be counted towards the minimum salary requirement. The rule was scheduled to go into effect on December 1, 2016. However, the rule was temporarily enjoined from going into effect in November 2016, and later invalidated in August 2017, after several states and business groups filed separate lawsuits against the Department of Labor challenging the rule. An appeal to this ruling appears unlikely. However, any future rule similar to this rule that impacts the way we classify certain positions, increases our payment of overtime wages or increases the salaries we pay to currently exempt employees to maintain their exempt status, may have a material adverse effect on our business, financial condition and results of operations.

The growth of our asset-light service offering poses unique risks.

We are continuing to implement our plan to increase the proportion of our revenue obtained from our “asset-light operations,” which primarily represents our USAT Logistics segment and the independent contractors we engage. Our goal is that our asset-light operations will result in higher margins, lower capital commitments, and less risk during times of weakened economic conditions. Execution of this plan involves the risk of customer loss or deterioration if either our Trucking and USAT Logistics operations creates a customer issue that impacts the other where we have customer overlap, decreased utilization of Company equipment if loads with desirable profitability and lanes are allocated to third parties, growth impediments given our need to rely on third party providers and an independent contractor market that is contracting and subject to litigation and regulatory risks, and competitive pressures from other asset-light companies with greater financial, personnel, and technological resources.  If we are unsuccessful in achieving this, it may have a materially adverse effect on our future results of operations.

Our USAT Logistics segment and our engagement of independent contractors are dependent upon the services of third-party capacity providers, including other truckload carriers. For these operations, we do not own or control the transportation assets that deliver our customers’ freight, and do not employ the people directly involved in delivering the freight. These third-party providers may seek other freight opportunities or may require increased compensation in times of improved freight demand or tight trucking capacity. Our inability to secure the services of these third parties could significantly limit our ability to serve our customers on competitive terms. Additionally, if we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide services on competitive terms, our operating results could be materially and adversely affected. Our ability to secure sufficient equipment or other transportation services is affected by many risks beyond our control, including equipment shortages in the transportation industry, particularly among contracted truckload carriers, interruptions in service due to labor disputes, changes in regulations impacting transportation, and changes in transportation rates. Further, we believe that the recently effective ELD mandate may cause a decrease in third party transportation capacity and make securing such capacity more difficult and/or expensive.

We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

We generate a significant portion of our operating revenue from our major customers.  A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which circumstances could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet.  Additionally, USAT Logistics is dependent upon a single customer for more than 10% of their operating revenue.  Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.

Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition and our ability to comply with the covenants under our debt agreements, especially if they were to delay or default on payments owed to us. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Our dedicated service offering is typically subject to longer term written contracts than our over-the-road service offering. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one-year terms but that can be terminated more easily. There is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements with our customers, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our results of operations.

We operate in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications, and our Mexican business activities are subject to operating authority granted by Secretaria de Comunicaciones y Transportes. Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and HOS. Matters such as weight, electronic on-board reporting, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, HOS, ergonomics, drug and alcohol testing, electronic on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could have a materially adverse effect our results of operations. Changes in regulations, such as those related to trailer size limits, hours-of-service, and mandating ELDs, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us. The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations.  The Environmental and Other Regulation sections in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations and is incorporated by reference herein.

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

In December 2015, Congress passed the FAST Act, which calls for significant CSA reform. The FAST Act directs the FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high-risk carriers and predicting future crash risk. This study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. The FMCSA is expected to provide a report to Congress in early 2018 outlining the changes it will make to the CSA program in response to the study. It is unclear if, when, and to what extent any such changes will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

We are compliant with the established intervention thresholds in a number of the seven CSA safety-related categories.  Based on any BASIC that exceed the established threshold, we may be prioritized for an intervention action or roadside inspection, either of which could have a material adverse effect on our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we exceed thresholds, and have experienced improvement in these measures.  However, we cannot assure you these measures will be effective.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our results of operations.

We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, or similar rating under any future DOT rating system, it could materially adversely affect our business, financial condition, and results of operations as our customers may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations. The Other Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations and is incorporated by reference herein.

Compliance with various environmental laws and regulations upon which our operations are subject may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, fuel spills, air emissions from our vehicles and facilities, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. One of our Trucking facilities has above-ground bulk fuel storage tanks on the premises. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results. The Environmental Regulations section in Item 1 of Part I of this Annual Report on Form 10-K discusses several regulations that could materially impact our business and operations and is incorporated by reference herein.

If we cannot effectively manage the challenges associated with doing business internationally, our operating revenue and results of operations may suffer.

A component of our operations is the business we conduct in Mexico, and to a lesser extent Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico and Canada, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. We must also comply with applicable anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to government officials. We cannot guarantee compliance with all applicable laws, and violations could result in substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation, or regulatory action and other consequences that might adversely affect our results of operations and our consolidated performance. Restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments are additional risks associated with our foreign operations. Although these additional risks have been largely mitigated by the terms of NAFTA, President Trump has indicated that his administration may renegotiate the terms of NAFTA. Although it is unknown what changes might be made to NAFTA or other border policies which may be adopted, it is possible there could be more restrictive trade policies and potential increased costs, as well as increased regulatory complexities. Changes to NAFTA may adversely affect our results of operations.

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

We depend on the proper functioning, availability, and security of our information and communication systems (and the data contained therein), and a systems failure or unavailability, including those caused by cybersecurity breaches, could cause a significant disruption to and adversely affect our business.

We depend heavily on the proper functioning, availability, and security of our information and communication systems, including financial reporting and operating systems, in operating our business.  These systems are protected through physical and software safeguards, but are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins, terrorist attacks, internet failures, computer viruses, and similar events beyond our control.  If the information or communication systems fail, otherwise become unavailable, or experience a cybersecurity breach or threat, manually performing functions could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, to bill for services accurately or in a timely manner, to communicate internally and with drivers, customers, and vendors, and to prepare financial statements accurately or in a timely manner. Business interruption insurance may be inadequate to protect us in the event of a catastrophe. Any system failure, upgrade complication, cybersecurity breach, or other system disruption could interrupt or delay operations, damage our reputation, impact our ability to manage our operations and report financial performance, and cause the loss of customers, any of which could have a materially adverse effect on existing and future business.

Our production systems are supported utilizing a hybrid hosting model that includes virtualized on premise servers and cloud service providers. Production data is replicated to a secondary data center in a separate geographic region, which protects our information in the event of a significant disaster. This redundant data center allows the data related to our systems to be recovered following an incident. However, recovery of such data may not immediately restore our ability to utilize our information systems. In the event such systems are significantly damaged, it could take several days before our systems are returned to full functionality. Our communication services are provided through a mixture of on premise, hosted data center, and cloud services. Recovery time is dependent upon the nature of the event and the affected communication service.

We receive and transmit confidential data with our customers, drivers, vendors, employees, and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, training, and monitoring tools, our information and communication systems are vulnerable to cybersecurity threats and breach attempts from both external and internal sources. Any such breach could result in disruption of communications with our customers, drivers, vendors, employees, and service providers and improper access to, misappropriation of, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information. A cybersecurity breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, fines and penalties and reputational damage.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be adversely affected by inclement weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

We cannot guarantee that our share repurchase program will not negatively impact our stock price or financial condition.

Our board of directors has approved a share repurchase program under which we may purchase up to two million shares of our common stock. The specific timing, manner, price, amount and other terms of the repurchases will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements, and other factors. There can be no assurance that repurchases will be made at the best possible price. We are not required to repurchase shares under the repurchase program, and we may modify, suspend, or terminate the repurchase program at any time for any reason. While we did not purchase any shares between September 2016 and the date of this Form 10-K, we cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings or loss per share. When we are operating at net loss, share repurchases increase the amount of loss per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of funds necessary to continue purchasing stock, and provisions in our credit facility that restrict repurchases based upon availability. In addition, in prior years we have incurred indebtedness in connection with repurchases, which has reduced availability on our Credit Facility, reduced our net worth, and increased our debt-to-capitalization ratio and increased our debt to adjusted EBITDA ratio. Accordingly, our share repurchase program could adversely affect our earnings, cash flows, liquidity, and ability to refinance our Credit Facility, any of which could negatively impact our stock price or financial condition.

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

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017.  The new law requires complex computations not previously required by U.S. tax law.  As such, the application of accounting guidance for such items is currently uncertain.  Further, compliance with the new law and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced.  In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods.  Accordingly, while we have provided a provisional estimate on the effect of the new law in our accompanying audited financial statements, further regulatory or GAAP accounting guidance for the law, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could in turn materially affect our tax obligations and effective tax rate.  There are also likely to be significant future impacts that these tax reforms will have on our future financial results and our business strategies.  In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to these tax reforms, which could have a material impact on our future results.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

USA Truck’s executive offices and headquarters are located on approximately 104 acres in Van Buren, Arkansas. This facility consists of approximately 117,000 square feet of office space, training and driver facilities, and approximately 30,000 square feet of maintenance space. The headquarters also has approximately 11,000 square feet of warehouse space and two other structures with approximately 22,000 square feet of office and warehouse space which are currently leased to a third party. The expense for building and office rent is recorded in the operations and maintenance line item in the accompanying consolidated statement of operations and comprehensive income (loss).

The Company’s network consists of 13 facilities, including USAT Logistics offices and one terminal facility in Laredo, Texas, which is one of the largest inland freight gateway cities between the United States and Mexico, operated by a wholly owned subsidiary, International Freight Services, Inc. As of December 31, 2017, the Company’s active facilities were located in or near the following cities:

Trucking facilities:	Shop	Driver Facilities	Fuel	Dispatch Office	Own or Lease
Van Buren, Arkansas (5)	Yes	Yes	No	Yes	Own
West Memphis, Arkansas	Yes	Yes	No	Yes	Own/Lease (2)
Vandalia, Ohio	Yes	Yes	No (1)	No	Own
Spartanburg, South Carolina	Yes	Yes	No	No	Own (3)
Laredo, Texas	Yes	Yes	No	Yes	Own/Lease (4)
Morrow, Georgia	No	Yes	No	No	Lease

USAT Logistics facilities:
Springdale, Arkansas	No	No	No	Yes	Lease
Van Buren, Arkansas (5)	Yes	Yes	No	Yes	Own
Roseville, California	No	No	No	Yes	Lease
Atlanta, Georgia	No	No	No	Yes	Lease
Oak Brook, Illinois	No	No	No	Yes	Lease
Plano, Texas	No	No	No	Yes	Lease
Seattle, Washington	No	No	No	Yes	Lease

Administrative facilities:
Lebanon, Indiana	No	No	No	Yes	Lease

(1)	Infrastructure is in place, but is not currently being utilized.
(2)	USA Truck owns the terminal facility and holds an easement relating to less than one acre.
(3)	USA Truck has been actively marketing the facility and expects it to be sold during 2018.
(4)	USA Truck owns the terminal facility and leases an adjacent six acres for tractor and trailer parking.
(5)	Facilities located on the same property.

Item 3.	LEGAL PROCEEDINGS

USA Truck is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company believes these claims to be routine and immaterial to its long-term financial position, however, adverse results of one or more of these claims could have a material adverse effect on its financial position, results of operations or cash flow in a quarter or annual reporting period.

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

	2017		2016
Quarter Ended:	High	Low	High	Low
March 31	$10.17	$6.85	$19.19	$11.58
June 30	8.94	5.73	21.46	15.03
September 30	14.10	7.98	20.16	9.96
December 31	19.05	12.14	10.63	7.65

As of February 23, 2018, there were 161 holders of record (including brokerage firms and other nominees) of USA Truck common stock. On February 23, 2018, the closing price per share of USA Truck common stock on the NASDAQ Global Select Market was $26.31.

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

Repurchase of Equity Securities

In February 2016 the Company announced the board of directors had authorized the repurchase of up to two million shares of the Company’s common stock, which will expire in February 2019 unless earlier terminated or extended. During 2016, through a Rule 10b5-1 plan, the Company repurchased 1,583,249 shares at an average price of $18.05 per share for an aggregate cost of approximately $28.4 million. Of the total shares repurchased during 2016, 46,262 shares were repurchased during January 2016 under a previously announced repurchase authorization. In August 2016, the Company announced the board of directors halted the Rule 10b5-1 plan, with 463,013 shares remaining available for repurchase as of December 31, 2017.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part II, Item 7 of this Form 10-K and the consolidated financial statements and accompanying footnotes under Part II, Item 8 of this Form 10-K (dollar amounts in thousands, except per share data).

	Year Ended December 31,
Consolidated statement of operations data:	2017	2016	2015	2014	2013
		(Recast)
Operating revenue	$446,533	$429,099	$507,934	$602,477	$555,005
Operating (loss) income	(2,068)	(7,516)	23,071	17,653	(10,101)
Net income (loss)	7,497	(7,699)	11,069	6,285	(9,993)
Diluted earnings (loss) per share	0.93	(0.90)	1.06	0.60	(0.97)
Consolidated balance sheet data:
Cash and cash equivalents	$71	$122	$87	$205	$14
Total assets	253,855	294,968	286,456	303,944	301,552
Long-term debt, capital leases and insurance premium financing, including current portion	107,485	152,418	101,435	117,512	128,891
Stockholders’ equity	66,488	58,588	93,777	99,068	92,397
Total debt, less cash, to total capitalization ratio	61.7%	72.2%	51.9%	54.2%	58.2%
Other financial data:
Operating ratio	100.5%	101.8%	95.5%	97.1%	101.8%
Adjusted operating ratio (1) (unaudited)	100.3%	100.4%	94.3%	96.4%	100.9%

(1)	See “Consolidated Reconciliations” below.

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

Consolidated Reconciliations

Pursuant to the requirements of Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the table below for operating ratio (in thousands):

Adjusted Operating Ratio

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating revenue	$446,533	$429,099	$507,934	$602,477	$555,005
Less:
Fuel surcharge revenue	48,216	40,929	58,981	108,133	111,150
Base revenue	398,317	388,170	448,953	494,344	443,855
Operating expense	448,601	436,615	484,863	584,824	565,106
Adjusted for:
Restructuring, impairment and other costs (1)	--	(5,264)	(2,742)	--	--
Severance included in salaries, wages and other (2)	(930)	(839)	--	--	--
Long-term claims liability reserve adjustment (3)	--	--	--	--	(5,970)
Fuel surcharge revenue	(48,216)	(40,929)	(58,981)	(108,133)	(111,150)
Adjusted operating expense	$399,455	$389,583	$423,140	$476,691	$447,986
Operating ratio	100.5%	101.8%	95.5%	97.1%	101.8%
Adjusted operating ratio	100.3%	100.4%	94.3%	96.4%	100.9%

Segment Reconciliations:

Trucking Segment	Year Ended December 31,
	2017	2016	2015
Revenue	$302,943	$295,807	$356,528
Less: intersegment eliminations	891	1,281	2,048
Operating revenue	302,052	294,526	354,480
Less: fuel surcharge revenue	38,173	32,090	46,799
Base revenue	$263,879	$262,436	$307,681
Operating expense	$311,719	$309,315	$343,392
Adjusted for:
Restructuring, impairment and other costs (1)	--	(4,848)	(2,742)
Severance included in salaries, wages and other (2)	(665)	(839)	--
Fuel surcharge revenue	(38,173)	(32,090)	(46,799)
Adjusted operating expense	$272,881	$271,538	$293,851
Operating ratio	103.2%	105.0%	96.9%
Adjusted operating ratio	103.4%	103.5%	95.5%

USAT Logistics Segment	Year Ended December 31,
	2017	2016	2015
Revenue	$152,137	$140,847	$158,295
Less: intersegment eliminations	7,656	6,274	4,841
Operating revenue	144,481	134,573	153,454
Less: fuel surcharge revenue	10,043	8,839	12,182
Base revenue	$134,438	$125,734	$141,272
Operating expense	$136,882	$127,300	$141,471
Adjusted for:
Restructuring, impairment and other costs (1)	--	(416)	--
Severance included in salaries, wages and other (2)	(265)	--	--
Fuel surcharge revenue	(10,043)	(8,839)	(12,182)
Adjusted operating expense	$126,574	$118,045	$129,289
Operating ratio	94.7%	94.6%	92.2%
Adjusted operating ratio	94.2%	93.9%	91.5%

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

(2)

During 2017 and 2016, the Company recognized $0.9 million and $0.8 million, respectively, in severance costs included in the “Salaries, wages and employee benefits” line item. See “Item 8. Financial Statements and Supplementary Data – Note 15: Restructuring, impairment and other costs” in this Form 10-K for further discussion.

(3)	During 2013, management conducted an in-depth review of its long-term claims liability, including engagement of a third party actuary, and recorded an increase of $6.0 million to its long-term claims liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Trucking segment provides one-way truckload transportation, including dedicated services, of various products, goods and materials. The Trucking segment primarily uses its own purchased or leased tractors and trailers or capacity provided by independent contractors to provide services to customers and is commonly referred to as “asset-based” trucking. The Company’s USAT Logistics services match customer shipments with available equipment of authorized third-party motor carriers and other service providers and complement the Company’s Trucking operations. USAT Logistics provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

Revenue for the Company’s Trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the rates per mile received from customers, the number of tractors in operation, and the number of revenue-generating miles per tractor. The Company supplements it’s Trucking operating revenue by charging for fuel surcharge and ancillary services such as stop-off pay, loading and unloading activities, tractor and trailer detention and other similar services.

Operating expenses that have a major impact on the profitability of the Trucking segment fall into two categories: variable and fixed. Variable costs, or mostly variable costs, constitute the majority of the costs associated with transporting freight for customers, and include driver wages and benefits, fuel and fuel taxes, payments to independent contractors for purchased transportation, operating and maintenance expense and insurance and claims expense. These costs vary primarily according to miles operated, but also have controllable components based on percentage of compensated miles, shop and dispatch efficiency, and safety and claims experience.

The most significant fixed costs, or mostly fixed costs, include the capital costs of our assets (depreciation, rent and interest), compensation of non-driving employees and portions of insurance and maintenance expenses. These expenses are partially controllable through management of fleet size and facilities infrastructure, headcount efficiency, and operating safely.

Fuel and fuel tax expense can fluctuate significantly with diesel fuel prices and is one of our most volatile variable expenses. To mitigate the Company’s exposure to fuel price increases, it recovers from its customers fuel surcharges that historically have recouped a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although the Company’s fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to deadhead miles, out of route miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, Diesel Fuel index. Therefore, in times of increasing fuel prices, the Company does not recover as much in fuel surcharge revenue as it pays for fuel. In periods of declining prices, the opposite is true.

The key statistics used to evaluate Trucking segment performance, in each case net of fuel surcharge revenue, include (i) base Trucking revenue per seated tractor per week, (ii) average base revenue per loaded mile, (iii) average miles per seated tractor per week, (iv) deadhead mile percentage, (v) average loaded miles per trip, (vi) average number of seated tractors and (vii) adjusted operating ratio. In general, the Company’s average miles per seated tractor per week, base revenue per mile and deadhead mile percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which are mostly beyond the Company’s control, as well as by its sales and marketing efforts, service levels and operational efficiency, over which the Company has significant control.

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

We plan to continue our focus on improving results through ongoing network engineering initiatives, pricing discipline, enhanced partnerships with customers, and improved execution in our day-to-day operations, as well as our ongoing safety initiatives. By focusing on these key objectives, management believes it will make progress on its goals of improving the Company’s operating performance and increasing stockholder value.

The following tables summarize the consolidated statements of operations (in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to prior years.

	2017			2016
	$	% Operating Revenue	Adjusted Operating Ratio (1)	$	% Operating Revenue	Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$398,317	89.2%		$388,170	90.5%		2.6%
Fuel surcharge revenue	48,216	10.8		40,929	9.5		17.8
Operating revenue	$446,533	100.0%		$429,099	100.0%		4.1

Operating expenses	448,601	100.5	100.3%	436,615	101.8	100.4%	2.7
Operating loss	(2,068)	(0.5)	(0.3)	(7,516)	(1.8)	(0.4)	72.5

Other expenses:
Interest expense	3,808	0.9		3,178	0.7		19.8
Other, net	387	0.0		524	0.1		(26.1)
Total other expenses, net	4,195	0.9		3,702	0.9		13.3
Loss before income taxes	(6,263)	(1.4)		(11,218)	(2.6)		44.2
Income tax benefit	(13,760)	(3.1)		(3,519)	(0.8)		291.0

Net income (loss)	$7,497	1.7%		$(7,699)	(1.8%)		197.4%

	2016			2015
	$	% Operating Revenue	Adjusted Operating Ratio (1)	$	% Operating Revenue	Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$388,170	90.5%		$448,953	88.4%		(13.5%)
Fuel surcharge revenue	40,929	9.5		58,981	11.6		(30.6)
Operating revenue	$429,099	100.0%		$507,934	100.0%		(15.5)

Operating expenses	436,615	101.8	100.4%	484,863	95.5	94.3%	(10.0)
Operating (loss) income	(7,516)	(1.8)	(0.4)	23,071	4.5	5.7	(132.6)

Other expenses:
Interest expense	3,178	0.7		2,237	0.4		42.1
Loss on extinguishment of debt (2)	--	--		750	0.2		(100.0)
Other, net	524	0.1		743	0.1		(29.5)
Total other expenses, net	3,702	0.9		3,730	0.7		(0.8)
(Loss) income before income taxes	(11,218)	(2.6)		19,341	3.8		(158.0)
Income tax (benefit) expense	(3,519)	(0.8)		8,272	1.6		(142.5)

Net (loss) income	$(7,699)	(1.8%)		$11,069	2.2%		(169.6%)

(1)

The adjusted operating ratio calculation for operating expenses is calculated as operating expenses, net of fuel surcharge and other items, as a percentage of operating revenue excluding fuel surcharge revenue. Other items in this presentation are the restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits. See Note 15 to the Company’s consolidated financial statements included in Part II, Item 8, in this Form 10-K. Adjusted operating ratio is a non-GAAP financial measure. See Selected Financial Statement Data in Part I, Item 6 for the uses and limitations associated with adjusted operating ratio.

(2)	Loss on extinguishment of debt represents the write-off of the deferred financing fees associated with the Company’s previous revolving credit facility.

Key Operating Statistics by Segment

	Year Ended December 31,
Trucking:	2017	2016	2015
Operating revenue (in thousands)	$302,052	$294,526	$354,480
Operating (loss) income (in thousands) (1)	$(9,667)	$(14,789)	$11,088
Operating ratio (2)	103.2%	105.0%	96.9%
Adjusted operating ratio (3)	103.4%	103.5%	95.5%
Total miles (in thousands) (4)	162,599	172,591	186,686
Deadhead percentage (5)	13.0%	12.9%	12.6%
Base revenue per loaded mile	$1.865	$1.746	$1.885
Average number of in-service tractors (6)	1,713	1,774	1,970
Average number of seated tractors (7)	1,592	1,674	1,824
Average miles per seated tractor per week	1,959	1,972	1,963
Base revenue per seated tractor per week	$3,179	$2,998	$3,235
Average loaded miles per trip	557	583	582

USAT Logistics:
Operating revenue (in thousands)	$144,481	$134,573	$153,454
Operating income (in thousands) (1)	$7,599	$7,273	$11,983
Gross margin (in thousands) (8)	$26,686	$25,645	$28,529
Gross margin percentage (9)	18.5%	19.1%	18.6%

(1)	Operating (loss) income is calculated by deducting operating expenses from operating revenue.
(2)	Operating ratio is calculated as operating expenses as a percentage of operating revenue.
(3)

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. See GAAP to non-GAAP reconciliations above.

(4)	Total miles include both loaded and deadhead miles.
(5)	Deadhead mile percentage is calculated by dividing empty miles into total miles.
(6)	Tractors include company-operated tractors in service, plus tractors operated by independent contractors.
(7)	Seated tractors are those occupied by drivers.
(8)	Gross margin is calculated by deducting purchased transportation expense from USAT Logistics operating revenue.
(9)	Gross margin percentage is calculated as gross margin divided by USAT Logistics operating revenue.

Trucking operating revenue

The increase in Trucking operating revenue was the result of a 6.8% increase in base revenue per loaded mile, offset by the 21% increase in our unseated tractor count, the 5.9% decrease in loaded miles and a 1.5% decrease in trucking shipments. While the freight market was challenging throughout the first half of 2017, improvements were seen later in the year. Extreme weather paired with increased economic activity in the third and fourth quarters of 2017 and regulatory changes late in 2017 that impacted driving hours resulted in a capacity-constrained market, which enabled the Company to capture a higher rate per mile in the spot market and on long-term contracts, but the weather also had unfavorable effects on asset utilization. For the first time, due to the aforementioned strategic network engineering initiatives, the Company was positioned to meaningfully participate in the fourth quarter 2017 retail surge. This, in conjunction with the significant improvement in the Company’s core network performance, led to significant year over year improvements in our rate per loaded mile, revenue per tractor per week, and operating income in the fourth quarter of 2017. The Company continues to believe the recent changes in trucking regulations, including the April 2018 enforcement of the ELD mandate, should continue to tighten the capacity market into 2018. The Company expects year-over-year improvements in rate per mile in 2018, due to the favorable relationship between industry capacity and demand and the implementation of Company initiatives.

During 2016, the decrease in operating revenue was primarily attributable to an 8.1% decrease in Trucking shipments and a 7.6% decrease in total miles driven, and included a 31.4% decrease in fuel surcharge revenue. The remaining decreases in operating revenue and base revenue were attributable to 8.2% fewer average seated tractors as the Company continued to downsize its fleet in 2016 to match its tractors with demand and experienced difficulties with driver retention, and a 7.4% decrease in Trucking base revenue per loaded mile. The loss of business from several customers in the second quarter of 2016 accounted for the majority of the decrease in base revenue per loaded mile and in loaded miles during the year.

Trucking operating (loss) income

The reduction in the operating loss for the Trucking segment for 2017, as compared to 2016, was largely due to the 6.8% increase in base revenue per loaded mile, partially offset by a 5.9% decrease in loaded miles, the 21% increase in our unseated tractor count, and a 1.5% decrease in number of Trucking shipments. Also, during the first quarter of 2017, a significant increase in insurance and claims expense, resulting from a $4.4 million reserve adjustment stemming from adverse development in prior year claims layers, contributed to the increased loss. Looking ahead, the Company expects to continue refining the Company’s freight network toward a more optimal mix of lanes and markets, with a focus on network density, work toward seating a higher percentage of the Company’s fleet and growing the independent contractor fleet, and focus on improving rates, all with the goal of better utilizing Company tractors and improving key operating metrics.

During 2016, the Trucking operating loss was primarily the result of an 8.1% decrease in Trucking shipments and a 7.3% reduction in base revenue per seated tractor per week associated with the loss of several customers during the second quarter of 2016 and a softer freight environment. These decreases were partially offset by cost savings efforts in maintenance expense. However, the Company was not able to reduce fixed costs sufficiently during 2016, despite efforts to match the Company’s non-driving workforce to its smaller fleet.

USAT Logistics operating revenue

During 2017, the increase in USAT Logistics operating revenue primarily resulted from approximately 10% higher revenue per order offset by a 2.0% decrease in load count. Increasing industry demand relative to capacity produced 7.4% higher operating revenue for 2017, as compared to the same period in 2016. The Company intends to continue to pursue its objective of growing the USAT Logistics segment, which requires much lower capital investment than its Trucking segment, and remains focused on gaining market share and improving net revenue.

USAT Logistics operating income

During 2017, the increase in operating income was primarily the result of a 7.4% increase in operating revenue stemming from increased spot market freight.

In 2016, the decrease in USAT Logistics’ operating income was largely due to the decreases in base revenue and fuel surcharge revenue, which less effectively covered the increased compensation expense tied to efforts to grow this segment during 2016.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2017				2016				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2017 to 2016
Salaries, wages and employee benefits	$122,297	27.4%	30.5%	(1)	$122,408	28.5%	31.3%		(0.9%)
Fuel and fuel taxes	45,853	10.3	(0.6)	(2)	43,179	10.1	0.6	(2)	6.2
Depreciation and amortization	28,463	6.4	7.1		29,954	7.0	7.7		(5.0)
Insurance and claims	25,628	5.8	6.4		21,154	4.9	5.5		25.8
Equipment rent	10,173	2.3	2.6		7,443	1.7	1.9		36.7
Operations and maintenance	31,001	6.9	7.8		34,252	8.0	8.8		(9.5)
Purchased transportation	164,012	36.7	41.2		148,972	34.7	38.4		10.1
Operating taxes and licenses	4,068	0.9	1.0		4,695	1.1	1.2		(13.4)
Communications and utilities	2,713	0.6	0.7		3,239	0.8	0.9		(16.2)
Gain on sale of assets	(773)	(0.2)	(0.2)		(1,116)	(0.3)	(0.3)		(30.7)
Restructuring, impairment and other costs	--	--	--		5,264	1.2	N/A		(100.0)
Impairment on assets held for sale	--	--	--		2,839	0.7	0.7		(100.0)
Other	15,166	3.4	3.8		14,332	3.4	3.7		5.8
Total operating expenses	$448,601	100.5%	100.3%		$436,615	101.8%	100.4%		2.7%

	2016				2015				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2016 to 2015
Salaries, wages and employee benefits	$122,408	28.5%	31.3%	(1)	$140,649	27.7%	31.3%		(13.0%)
Fuel and fuel taxes	43,179	10.1	0.6	(2)	58,511	11.5	(0.1)	(2)	(26.2)
Depreciation and amortization	29,954	7.0	7.7		37,480	7.4	8.3		(20.1)
Insurance and claims	21,154	4.9	5.5		21,183	4.2	4.7		(0.1)
Equipment rent	7,443	1.7	1.9		4,424	0.9	1.0		68.2
Operations and maintenance	34,252	8.0	8.8		39,644	7.8	8.8		(13.6)
Purchased transportation	148,972	34.7	38.4		161,370	31.8	35.9		(7.7)
Operating taxes and licenses	4,695	1.1	1.2		5,720	1.1	1.3		(17.9)
Communications and utilities	3,239	0.8	0.9		3,599	0.7	0.8		(10.0)
Gain on sale of assets	(1,116)	(0.3)	(0.3)		(7,547)	(1.5)	(1.7)		(85.2)
Restructuring, impairment and other costs	5,264	1.2	N/A		2,742	0.5	N/A		92.0
Impairment on assets held for sale	2,839	0.7	0.7		--	--	--		N/A
Other	14,332	3.4	3.7		17,088	3.4	3.8		(16.1)
Total operating expenses	$436,615	101.8%	100.4%		$484,863	95.5%	94.3%		(10.0%)

(1)

Adjusted operating ratio is calculated as the applicable operating expense less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  See Note 15 of the footnotes in this Form 10-K for additional information regarding these costs and GAAP to non-GAAP reconciliations above.

(2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue

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

The decrease in salaries, wages and employee benefits expenses during 2017 was primarily due to a 4.7% reduction in the Company-owned tractor fleet, an increase of 3.1% in the independent contractor fleet, and our 2017 reduction in force, partially offset by a $1.5 million cost recorded by the Company in the first quarter of 2017 associated with an adverse development in prior year layers of workers’ compensation claims. As part of a reduction in force, headcount in both Trucking and USAT Logistics were reduced during the second quarter of 2017 as the Company continued to better align the non-driving support staff with the number of seated tractors, which also contributed to the decrease in salaries, wages and employee benefits expense, and is expected to reduce annualized staff wages and employee benefits by approximately $1.6 million per year, moving forward. The Company incurred $0.1 million, net-of-tax, in implementing the reduction in force during the second quarter of 2017.

During 2016, the absolute decrease in salaries, wages and employee benefits expenses was primarily due to an approximate 10.0% reduction in the Company-owned tractor fleet and an 8.3% increase in the independent contractor fleet, as the Company continued to migrate to an asset-light strategy in its Trucking segment.

The rate of compensation paid to Company drivers per mile has increased in recent periods and we expect this cost will increase in future periods due to driver pay increases, the most recent of which became effective, during the second quarter of 2017. Management believes that the market for drivers will remain tight, and as such, expects driver wages and hiring expenses to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet. This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which payments are reflected in purchased transportation.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment, and the number of miles driven by company drivers.

The increases in fuel and fuel taxes for 2017 resulted from a 14.3% increase in average diesel fuel prices per gallon, as reported by the DOE, offset by a 5.8% decrease in total revenue miles, compared to 2016. Fuel expense, net of fuel surcharge, improved by $4.6 million in 2017 when compared to 2016. Fuel efficiency initiatives undertaken during the year, such as idle-control, more fuel-efficient engines, and driver training programs, contributed to the increased controlling of our fuel expense on a cost per company tractor operated mile basis.

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

The Company expects to continue managing its idle time and truck speeds and partnering with customers to adjust fuel surcharge programs to recover a fair portion of rising fuel costs. Going forward, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, empty mile percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.

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

The decrease in depreciation and amortization expense in 2017, as compared to 2016, is primarily attributable to the approximately 5.0% smaller Company fleet and more equipment being acquired through lease arrangements instead of debt financing. The increase in equipment rent expense during 2017 was the result of the Company entering into a sale leaseback transaction in March 2017 for 90 tractors and the increased use of operating leases for the acquisition of trailers.

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. During the third quarter of 2017, the Company reevaluated the estimated useful lives of its trailers, increasing such lives from 10 to 14 years. Additionally, given the soft used equipment market, the Company lowered the salvage values of its tractor fleet to reflect current estimates of the value of such equipment upon its retirement. The Company believes these changes more accurately reflect the value of the revenue equipment on the accompanying consolidated balance sheets. These changes are being accounted for as a change in estimate. On an annualized basis, based on the number of used trailers and tractors owned as of the third quarter 2017, the Company anticipates these changes in estimates will result in approximately $1.0 million lower depreciation each year.

The increase in equipment rent expense during 2016 was the result of increased use of operating leases for the acquisition of revenue equipment due to favorable terms the Company entered into throughout 2015. Decreases in depreciation and amortization for 2016 were primarily reflective of the approximate 10.0% reduction in the size of the Company-owned tractor fleet resulting from fleet downsizing and the Company’s focus on increasing its independent contractor fleet, partially offset by higher depreciation expense attributable to increased acquisition cost of new equipment. The reduction in depreciation from the smaller fleet size more than offset increased equipment rent, which positively impacted our operating results.

The Company intends to continue to focus on improving asset utilization, matching customer demand, growing the independent contractor fleet and strengthening load profitability initiatives. Further, the acquisition costs of new revenue equipment could increase due to the continued implementation of emissions requirements and the inclusion of improved safety and fuel efficiency features.

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

Insurance and claims expense increased significantly during 2017 primarily due to a $3.0 million actuarial analysis adjustment in the first quarter stemming from adverse development in our prior year claim layers. The Company expects insurance and claims expense to continue to be volatile over the long-term. In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, the industry is experiencing a decline in the number of carriers and underwriters that offer excess insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased. These factors may cause the Company’s insurance and claims expense to increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.

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

Operations and maintenance expense decreased during 2017, as compared to 2016, primarily as a result of the smaller size of the revenue generating Company tractor fleet, which decreased approximately 5% when compared to the same period in 2016. Additionally, fewer outside repairs contributed to the 5.2% reduction on a cost per mile basis in operations and maintenance spend. We expect maintenance costs to decrease in the near term as we refresh our Company fleet.

During 2016, operations and maintenance expense decreased in absolute terms, but increased as a percentage of operating revenue and was flat as a percentage of base revenue as the Company incurred higher than expected outside maintenance costs for roadside assistance and non-routine repairs. As of December 31, 2016, the Company-owned tractor fleet was approximately 10.0% lower when compared to fleet size at December 31, 2015, as management accelerated the removal of older tractors that would have required higher maintenance.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads, and third-party carriers that haul loads brokered to them, including fuel surcharge reimbursement paid to such parties.

The increase in purchased transportation expense during 2017 was primarily due to the 3.1% growth in the size of the independent contractor fleet compared to the 2016 period and increased freight volumes in USAT Logistics. In the near term, the Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which, if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of recently implemented and expected enforcement of regulatory changes. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift), and growth of USAT Logistics will shift, expenses to the “Purchased transportation” line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance and capital expenditures.

During 2016, the decrease in purchased transportation expense was primarily due to the lower freight volumes in USAT Logistics, partially offset by the 8.3% growth in the size of the independent contractor fleet.

Gain on disposal of assets, net

The decrease in gain on disposal of assets, net, reflects fewer asset disposals in the 2017 period compared to the 2016 period, when the Company reduced its fleet through the accelerated disposal of older, less efficient tractors and trailers. Management believes the used equipment market may continue to show volatility in 2018 and beyond.

During 2016, the decrease in gain on disposal of assets, net, reflected greater fleet reductions in 2015 compared to 2016, as well as a softer used tractor market. During 2015, the Company reduced its fleet through the accelerated disposal of older, less efficient tractors and trailers.

Restructuring, impairment and other costs

See Note 15 to the Company’s consolidated financial statements included in Part II, Item 8, in this Form 10-K of the restructuring, impairment and other costs incurred during 2016 and 2015, which is incorporated herein by reference.

Impairment on assets held for sale

As a result of significantly lower prices received for disposals of our owned used revenue equipment during the fourth quarter of 2016, the Company recorded a $2.8 million asset impairment charge to write-down the carrying values of tractors held for sale at December 31, 2016.

Other expenses

The increase in other expenses for 2017 was primarily due to increased recruiting and training expenses partially offset by lower professional service fees. During 2017, the Company incurred approximately $1.3 million in expenses relating to new management hires. To preserve shares under the Incentive Plan for incentive compensation to key employees, especially in light of the Company’s stock price at the time that required the issuance of more shares when granting equity awards, the board of directors elected to receive their customary annual equity award in cash and each director then used the net-of-tax proceeds to purchase shares in the open market.

The decrease in other expenses for 2016 primarily reflected a decrease in the Company’s professional and consulting fees, offset by increased bad debt expense and recruiting and relocation expenses.

Consolidated Non-Operating Expenses

Interest expense, net

Interest expense, net, increased primarily due to the average debt balance carried throughout 2017 as compared to 2016 and increased interest rates on outstanding borrowings. As of December 31, 2017, the Company decreased its debt outstanding on the Credit Facility by approximately $35.4 million, as compared to December 31, 2016.

In 2016, interest expense, net increased primarily due to the increased outstanding balance on the Credit Facility to fund the Company’s stock repurchase program and purchase of revenue equipment. As of December 31, 2016, the Company increased its debt outstanding on the Credit Facility by $26.2 million, as compared to December 31, 2015.

Income tax (benefit) expense

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax and Jobs Act”), which, among other things, reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the Tax and Jobs Act, the Company adjusted the measurement of its net deferred tax liabilities at the new corporate income tax rate as of the date the Tax and Jobs Act was signed into law, which resulted in the recognition of a net provisional estimated tax benefit of $12.0 million.

The Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015, were 219.9%, 31.4%, and 42.8%, respectively. In 2017, our effective tax rate was primarily effected by the benefit recognized resulting from the enactment of the Tax Act. Generally, the Company’s effective tax rate, when compared to the federal statutory rate of 35% effective through tax year 2017, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. The recurring impact of this permanent non-deductible difference incurred in operating our business causes our tax rate to increase as our pretax earnings or loss approaches zero. Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

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

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Also, certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 20%, or $34.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months.

As of December 31, 2017, the Company had outstanding $5.4 million in letters of credit and had approximately $61.8 million available to borrow under the Credit Facility. Net of cash, debt represented 61.7% of total capitalization. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash flows

Operating Activities – Cash flow from operations for 2017 was $35.5 million, compared to $22.2 million in 20l6. Although the Company reported net income of $7.5 million in 20l7 versus a net loss in 2016 of ($7.7) million, the Company’s net income was significantly and favorably impacted by the revaluation of its deferred tax liabilities. This revaluation did not impact cash flows in 2017. During 2017, the Company’s trade accounts payable and accrued expenses and insurance and claims accruals increased by an aggregate amount of $14.1 million, which was a positive impact on cash flow, whereas in 2016 these items decreased by an aggregate amount of $5.4 million, which had a negative impact on cash flows.

During 2016, the $37.9 million decrease in net cash provided by operating activities was primarily driven by a $30.6 million reduction in operating income, as well as an increase in days to collection for receivables resulting from many of our customers extending payment terms during the 2016 bid cycle.

Investing Activities – Net cash provided by investing activities was $13.4 million, compared to $33.9 million used by investing activities during 2016. The $47.3 million increase in cash provided by investing activities primarily reflects an approximately $48.3 million decrease in capital expenditures, and approximately $11.0 million in proceeds from a sale leaseback transaction that was completed in March 2017 for 90 tractors, offset by an approximately $12.0 million decrease in proceeds from the sale of property and equipment. In 2018, we expect net capital expenditures to be approximately $40 million - $50 million.

In 2016, the Company incurred net capital expenditures of approximately $33.9 million, reflecting investments of approximately $59.7 million, primarily in new revenue equipment, less $25.8 million in proceeds of equipment sales. The proceeds of equipment sales were less in 2016 compared to prior years because of a softer used truck market, and new investments were impacted by leasing a portion of the new equipment. Also during 2016, the Company used available cash after net capital expenditures primarily to repurchase approximately 1.6 million of the Company’s outstanding shares of common stock for $28.4 million.

Financing Activities – Cash used in financing activities was $48.9 million for the year ended 2017, compared to $11.8 million provided by financing activities during the same period in 2016. The $60.6 million increase in cash used in financing activities was primarily attributable to an approximately $43.0 million reduced borrowing under the Company’s Credit Facility, an approximately $24.6 million increase in payments on long-term debt and capital lease obligations, and an approximately $1.6 million decrease in bank drafts payable, offset by approximately $8.5 million less cash used for the purchase of common stock and less cash proceeds from a sale leaseback.

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

The following table represents USA Truck’s contractual obligations and commercial commitments as of December 31, 2017.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$65,323	$1,953	$63,370	$--	$--
Insurance Premium Financing (2)	4,115	4,115	--	--	--
Capital lease obligations (3)	44,457	14,077	28,149	653	1,578
Purchase obligations (4)	--	--	--	--	--
Operating leases – buildings & equipment (5)	25,738	11,239	12,981	1,060	458
Total	$139,633	$31,384	$104,500	$1,713	$2,036

(1)

Represents revolving line of credit of $61.2 million outstanding plus interest of approximately $4.1 million using a combined interest rate of 3.19% through the termination date of February 5, 2020. See “Item 8. Financial Statements and Supplementary Data – Note 7: Long-term Debt” in this Form 10-K for further discussion.

(2)

Represents future obligations under an unsecured note payable with a third party financing company for a portion of the Company’s annual insurance premiums. See “Item 8. Financial Statements and Supplementary Data – Note 6: Insurance Premium Financing” in this Form 10-K for further discussion.

(3)

Represents remaining payments on capital lease obligations as of December 31, 2017, which includes $2.3 million in interest. The borrowings consist of capital leases with financing companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between lease schedules.

(4)	Represents purchase obligations for tractor and trailer orders at December 31, 2017.

(5)

Represents future monthly rental obligations under operating leases for tractors, facilities and computer equipment. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used by operations, office equipment, and certain facilities. As of December 31, 2017, the Company leased certain revenue equipment and facilities under operating leases. Revenue equipment held under operating leases are not carried on the consolidated balance sheets, and lease payments, with regard to such revenue equipment, are reflected in the consolidated statements of operations and comprehensive (loss) income in the “Equipment rent” expense line item.

Equipment rent expense related to the Company’s revenue equipment and facility operating leases is set forth in the table below for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Equipment rent	$10,173	$7,443	$4,424
Building and office rent (1)	1,619	2,001	2,297
Total rent expense	$11,792	$9,444	$6,721

(1)	The expense for building and office rent is recorded in the operations and maintenance line item in the accompanying consolidated statement of operations and comprehensive (loss) income.

The total amount of remaining payments under operating leases as of December 31, 2017, was approximately $26.4 million. Other than such operating leases, no other off-balance sheet arrangements have or are reasonably likely to have a material effect on the Company’s consolidated financial statements.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts. The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for USA Truck than for its competitors, and has been minor over the past three years.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, the U.S. National Average Diesel Fuel price increased by 14.3% compared to 2016.

As of December 31, 2017, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of December 31, 2017, USA Truck had total stockholders’ equity of $66.5 million and total debt including current maturities and insurance premium financing, of $107.5 million, resulting in a total debt, less cash, to total capitalization ratio of 61.7% compared to 72.2% as of December 31, 2016.

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

Accounting for income taxes. The Company’s deferred tax assets and liabilities represent items that will result in taxable income or tax deductions in future years for which we have already recorded the related tax expense or benefit in our consolidated income statements. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe the likelihood of recovery is not sufficient, a valuation allowance is established for the amount determined not to be realizable.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated income statements.

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

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a certain percentage determined based on a pricing grid dependent upon certain financial ratios. As of December 31, 2017, the Company had $61.2 million outstanding pursuant to its Credit Facility, excluding letters of credit of $5.4 million. Assuming the outstanding balance as of December 31, 2017 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.6 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company experienced a significant decrease in 2015. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of December 31, 2017, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s fuel consumption for 2017, a 10% increase in the average price per gallon would result in an approximately $4.6 million increase in fuel expense before taking into account application of the Company’s fuel surcharge program.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Truck, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018, expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Tulsa, Oklahoma

February 28, 2018

USA Truck, Inc.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2017	2016
Assets		(Recast)
Current assets:
Cash	$71	$122
Accounts receivable, net of allowance for doubtful accounts of $639 and $608, respectively	55,138	55,127
Other receivables	2,787	6,986
Inventories	458	413
Assets held for sale	112	4,661
Prepaid expenses and other current assets	6,025	6,187
Total current assets	64,591	73,496
Property and equipment:
Land and structures	31,452	31,500
Revenue equipment	252,484	269,953
Service, office and other equipment	26,209	25,295
Property and equipment, at cost	310,145	326,748
Accumulated depreciation and amortization	(122,329)	(106,465)
Property and equipment, net	187,816	220,283
Other assets	1,448	1,189
Total assets	$253,855	$294,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,332	$18,779
Current portion of insurance and claims accruals	13,552	10,665
Accrued expenses	9,108	7,533
Current maturities of capital leases	12,929	16,742
Insurance premium financing	4,115	3,943
Total current liabilities	64,036	57,662
Deferred gain	480	652
Long-term debt, less current maturities	61,225	96,600
Capital leases, less current maturities	29,216	35,133
Deferred income taxes	21,136	37,775
Insurance and claims accruals, less current portion	11,274	8,558
Total liabilities	187,367	236,380
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,142,391 shares, and 12,156,376 shares, respectively	121	122
Additional paid-in capital	68,667	68,375
Retained earnings	65,460	57,963
Less treasury stock, at cost (3,853,064 shares, and 3,849,815 shares, respectively)	(67,760)	(67,872)
Total stockholders’ equity	66,488	58,588
Total liabilities and stockholders’ equity	$253,855	$294,968

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Operating revenue	$446,533	$429,099	$507,934

Operating expenses:
Salaries, wages and employee benefits	122,297	122,408	140,649
Fuel and fuel taxes	45,853	43,179	58,511
Depreciation and amortization	28,463	29,954	37,480
Insurance and claims	25,628	21,154	21,183
Equipment rent	10,173	7,443	4,424
Operations and maintenance	31,001	34,252	39,644
Purchased transportation	164,012	148,972	161,370
Operating taxes and licenses	4,068	4,695	5,720
Communications and utilities	2,713	3,239	3,599
Gain on disposal of assets, net	(773)	(1,116)	(7,547)
Restructuring, impairment and other costs	--	5,264	2,742
Impairment on assets held for sale	--	2,839	--
Other	15,166	14,332	17,088
Total operating expenses	448,601	436,615	484,863
Operating (loss) income	(2,068)	(7,516)	23,071

Other expenses:
Interest expense, net	3,808	3,178	2,237
Loss on extinguishment of debt	--	--	750
Other, net	387	524	743
Total other expenses, net	4,195	3,702	3,730
(Loss) income before income taxes	(6,263)	(11,218)	19,341
Income tax (benefit) expense	(13,760)	(3,519)	8,272
Net income (loss) and comprehensive income (loss)	$7,497	$(7,699)	$11,069

Net earnings (loss) per share:
Average shares outstanding (basic)	8,029	8,550	10,337
Basic earnings (loss) per share	$0.93	$(0.90)	$1.07

Average shares outstanding (diluted)	8,056	8,550	10,401
Diluted earnings (loss) per share	$0.93	$(0.90)	$1.06

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2014	11,873	$119	$65,850	$54,802	$(21,703)	$99,068
Exercise of stock options	32	--	168	--	--	168
Excess tax benefit on exercise of stock options	--	--	721	--	--	721
Transfer of stock into (out of) treasury stock	--	--	(52)	--	(17,880)	(17,932)
Stock-based compensation	--	--	1,093	--	--	1,093
Restricted stock award grant	141	1	(1)	--	--	--
Forfeited restricted stock	(84)	(1)	1	--	--	--
Net share settlement related to restricted stock vesting	(16)	--	(410)	--	--	(410)
Net income	--	--	--	11,069	--	11,069
Balance at December 31, 2015	11,946	119	67,370	65,871	(39,583)	93,777
Exercise of stock options	2	--	3	--	--	3
Excess tax benefit on exercise of stock options	--	--	(135)	--	--	(135)
Transfer of stock into (out of) treasury stock	--	--	(40)	--	(28,372)	(28,412)
Issuance of treasury stock to fill equity grants	--	--	(26)	--	83	57
Stock-based compensation	--	--	976	--	--	976
Restricted stock award grant	319	4	(4)	--	--	--
Forfeited restricted stock	(102)	(1)	1	--	--	--
Net share settlement related to restricted stock vesting	(9)	--	(104)	--	--	(104)
Net loss	--	--	--	(7,699)	--	(7,699)
Balance at December 31, 2016	12,156	122	68,041	58,172	(67,872)	58,463
Effect of adoption of share-based payment pronouncement ASU 2016-09 (see note 1)	--	--	334	(209)	--	125
Balance at December 31, 2016, as recast	12,156	122	68,375	57,963	(67,872)	58,588
Issuance of treasury stock	--	--	(170)	--	112	(58)
Stock-based compensation	--	--	459	--	--	459
Restricted stock award grant	199	1	(1)	--	--	--
Forfeited restricted stock	(213)	(2)	2	--	--	--
Net share settlement related to restricted stock vesting	--	--	2	--	--	2
Net income	--	--	--	7,497	--	7,497
Balance at December 31, 2017	12,142	$121	$68,667	$65,460	$(67,760)	$66,448

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
Operating activities	2017	2016	2015
Net income (loss)	$7,497	$(7,699)	$11,069
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,463	29,954	37,480
Provision for doubtful accounts	311	515	127
Deferred income tax (benefit) provision	(16,639)	(55)	2,876
Share-based compensation	459	976	1,093
Loss on extinguishment of debt	--	--	750
Change in vacation policy	--	--	(1,383)
Gain on disposal of assets, net	(773)	(1,116)	(7,547)
Asset impairments	--	3,909	--
Other	(171)	(47)	232
Changes in operating assets and liabilities:
Accounts receivable	2,323	1,949	11,540
Inventories, prepaid expenses and other current assets	117	(979)	409
Trade accounts payable and accrued expenses	8,526	(5,945)	2,539
Insurance and claims accruals	5,603	509	1,689
Other long-term assets and liabilities	(259)	216	(749)
Net cash provided by operating activities	35,457	22,187	60,125
Investing activities
Purchases of property and equipment	(13,976)	(59,751)	(66,186)
Proceeds from sale of property and equipment	13,875	25,849	38,774
Proceeds from operating sale leaseback	10,980	--	7,975
Net cash provided by (used in) investing activities	10,879	(33,902)	(19,437)
Financing activities
Borrowings under long-term debt	29,991	73,009	140,738
Principal payments on long-term debt	(65,633)	(42,866)	(141,456)
Principal payments on capitalized lease obligations	(11,811)	(9,969)	(27,121)
Principal payments on note payable	--	--	(896)
Net change in bank drafts payable	(1,398)	240	(926)
Excess tax benefit from exercise of stock options	--	(135)	721
Proceeds from capital sale leaseback	2,520	19,927	6,308
Purchase of common stock	--	(28,412)	(17,932)
Issuance of treasury stock	(58)	57	--
Net proceeds or (payments) from stock based awards	2	(101)	(242)
Net cash (used in) provided by financing activities	(46,387)	11,750	(40,806)
(Decrease) increase in cash and cash equivalents	(51)	35	(118)
Cash and cash equivalents:
Beginning of year	122	87	205
End of year	$71	$122	$87
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,862	$3,382	$2,084
Income taxes	175	716	9,808

See accompanying notes to consolidated financial statements.

USA Truck, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

USA Truck, Inc. is a Delaware corporation and subsidiary (together, the “Company”) headquartered in Van Buren, Arkansas. The Company transports commodities throughout the contiguous United States and into and out of portions of Canada, as well as transports general commodities into and out of Mexico by offering through-trailer service from its terminal in Laredo, Texas. The Company has two reportable segments: (i) Trucking, consisting of the Company’s truckload and dedicated freight service offerings, and (ii) USAT Logistics, consisting of the Company’s freight brokerage, logistics, and rail intermodal service offerings.

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

The following table provides a summary of the activity in the allowance for doubtful accounts for the years ended 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$608	$608	$1,020
Provision for doubtful accounts	311	515	127
Uncollectible accounts written off, net of recovery	(280)	(515)	(539)
Balance at end of year	$639	$608	$608

Assets held for sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan of disposition, the sale must be anticipated during the ensuing year, the asset must be actively marketed, the asset must be available for immediate sale, and meet certain other specified criteria. The Company recorded a charge of $2.8 million for the year ended December 31, 2016, to reduce assets held for sale to estimated fair value, less cost to sell. This charge is included in “Impairment on assets held for sale”, in the accompanying statements of operations.

Valuation of long-lived assets

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performed the impairment analysis of the carrying value of its fleet, which is the lowest level of identifiable cash flows. Our analysis of undiscounted cash flows indicated no impairment existed for long-lived assets at December 31, 2017 or 2016.

Treasury stock

The Company uses the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When the Company subsequently reissues these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid in capital, while any deficiency is charged to equity. The Company recorded charges to equity of $0.1 million for each of the years ended December 31, 2017 and 2016, respectively. These charges were for the expensing of an inducement grant made to the Mr. James Reed in November 2016.

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

Inventories

Inventories consist of tires and parts, and are stated at the lower of cost or market. These items are expensed as used on a first in first out basis.

Property and equipment

Property and equipment is capitalized in accordance with the Company’s asset capitalization policy. The capitalized property is depreciated by the straight-line method using the following estimated useful lives: structures – 15 to 39.5 years; revenue equipment – 5 to 14 years; and service, office and other equipment – 3 to 10 years. We capitalize tires placed in service on new revenue equipment as part of the equipment cost. Replacement tires and recapping costs are expensed as incurred.

Depreciable lives and salvage value of assets

We review the appropriateness of depreciable lives and salvage values for each category of property and equipment. These studies utilize models, which take into account actual usage, physical wear and tear, and replacement history to calculate remaining life of our asset base. We also make assumptions regarding future conditions in determining potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed. During the third quarter of 2017, the Company reevaluated the estimated useful lives of its trailers, increasing such lives from 10 to 14 years. Additionally, given the soft used equipment market, the Company lowered the salvage values of its tractor fleet to reflect current estimates of the value of such equipment upon its retirement. These changes are being accounted for as a change in estimate, and the net effect is not expected to have a material impact on the either current or future financial statements. Actual disposition values may be greater or less than expected due to the length of time before disposition.

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

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax and Jobs Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has recorded amounts based on the information known and reasonable estimates used as of December 31, 2017, but are subject to change based on a number of factors. The Company will complete its analysis of certain tax positions at the time it files its tax returns for the year ended December 31, 2017 and will be able to conclude if any further adjustments to the provisional estimate of the impact recorded is required.

Claims accruals

The primary claims arising against the Company consist of cargo loss and damage, liability, personal injury, property damage, workers’ compensation, and employee medical expenses. The Company has exposure to fluctuations in the frequency and severity of claims and to variations between its estimated and actual ultimate payouts up to the Company’s self-insured retention level. Estimates require judgments concerning the nature and severity of the claim, as well as other factors. Actual settlement of the self-insured claim liabilities could differ from management’s initial assessment due to uncertainties and fact development.

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

Revenue recognition

Revenue generated by the Company’s Trucking segment is recognized as services are provided. Revenue generated by the Company’s USAT Logistics segment is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, because the Company acts as a principal with substantial risks as primary obligor.

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard provides for using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Transportation revenue recognized under the new standard will change our revenue recognition within our USAT Logistics segment from recognition of revenue at completion to recognizing revenue proportionately as the transportation services are performed.  This change did not materially impact our operations or IT infrastructure.  In our Trucking segment, where revenue is recognized as services are provided, we expect revenue recognition to remain the same.  The Company expects to adopt ASU 2014-09 using the full retrospective method.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company adopted the provisions of ASU 2016-09 as of January 1, 2017. As a result, the Company changed its accounting policy to recognize forfeitures as they occur and recognized a positive net cumulative adjustment of $0.1 million to stockholder’s equity at December 31, 2016. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with no material impact on the financial statements for the year ended December 31, 2017.

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

Revenue equipment assets are not allocated to USAT Logistics as freight services for customers are brokered through arrangements with third party motor carriers who utilize their own equipment. To the extent rail intermodal operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant cost drivers, as determined by management.

Customer Concentration

Services provided to the Company's largest customer, Walmart Inc., generated approximately 14%, 12%, and 11% of consolidated operating revenue for the years ended 2017, 2016, and 2015, respectively.  Operating revenue generated by Walmart Inc. is reported in both the Trucking and USAT Logistics operating segments.  No other customer accounted for 10% or more of operating revenue in the stated reporting periods.

A summary of operating revenue by segment is as follows (in thousands):

	Year Ended December 31,
Operating revenue:	2017	2016	2015
Trucking revenue (1)	$302,943	$295,807	$356,528
Trucking intersegment eliminations	(891)	(1,281)	(2,048)
Trucking operating revenue	302,052	294,526	354,480
USAT Logistics revenue (2)	152,137	140,847	158,295
USAT Logistics intersegment eliminations	(7,656)	(6,274)	(4,841)
USAT Logistics operating revenue	144,481	134,573	153,454
Total operating revenue	$446,533	$429,099	$507,934

(1)	Includes foreign revenue of $35.5 million, $36.9 million, and $42.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. All foreign revenue is collected in U.S. dollars.

(2)	USAT Logistics de Mexico was established on March 4, 2017. Foreign revenue for the year ended December 31, 2017 was $2.1 million. All foreign revenue is collected in U.S. dollars.

A summary of operating (loss) income by segment is as follows (in thousands):

	Year Ended December 31,
Operating (loss) income:	2017	2016	2015
Trucking	$(9,667)	$(14,789)	$11,088
USAT Logistics	7,599	7,273	11,983
Total operating (loss) income	$(2,068)	$(7,516)	$23,071

A summary of depreciation and amortization by segment is as follows (in thousands):

	Year Ended December 31,
Depreciation and amortization:	2017	2016	2015
Trucking	$28,002	$29,467	$37,140
USAT Logistics	461	487	340
Total depreciation and amortization	$28,463	$29,954	$37,480

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Prepaid licenses, permits and tolls	1,398	1,333
Prepaid insurance	3,574	3,375
Other	1,053	1,479
Total prepaid expenses and other current assets	$6,025	$6,187

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

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Salaries, wages and employee benefits	$3,604	$2,480
Federal and state tax accruals	3,587	1,579
Restructuring, impairment and other costs (1)	770	1,404
Other (2)	1,147	2,070
Total accrued expenses	$9,108	$7,533

(1)	Refer to Note 15 below for additional information regarding the restructuring, impairment and other costs.
(2)	As of December 31, 2017 and December 31, 2016, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 6. Insurance premium financing

On October 1, 2017, the Company executed an unsecured note payable of $4.1 million to a third party financing company for a portion of the Company’s annual insurance premiums. The note, which is payable in quarterly installments of principal and interest of approximately $1.4 million, bears interest at 3.0% and matures in October 2018. The balance of the note payable as of December 31, 2017 was $4.1 million.

NOTE 7. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Revolving credit agreement	$61,225	$96,600

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

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that springs in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Also, certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 20%, or $34.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months.

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

The Company had no overnight borrowings under the Swingline as of December 31, 2017. The average interest rate for all borrowings made under the Credit Facility as of December 31, 2017, was 3.19%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of December 31, 2017, the Company had outstanding $5.4 million in letters of credit and had approximately $61.8 million available to borrow under the Credit Facility.

NOTE 8. LEASES AND COMMITMENTS

Capital leases

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
December 31, 2017	$66,785	$23,254	$43,531
December 31, 2016	69,748	17,428	52,320

The Company has capitalized lease obligations relating to revenue equipment of $42.1 million, of which $12.9 million represents the current portion. These leases have various termination dates extending through November 2024 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from nil to 3.11% as of December 31, 2017. The lease agreements require payment of property taxes, maintenance and operating expenses. Amortization of assets under capital leases was $7.4 million, $6.2 million and $8.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

For 2017 and 2016, respectively, the Company completed capital sale-leaseback transactions under which certain Company-owned tractors were sold to an unrelated party for net proceeds of $2.5 million and $19.9 million under 48 month terms.  For 2017 and 2016, respectively, the Company recorded liabilities of approximately $0.0 and $0.1 million, representing the total gain on sale and amortizes such amounts to earnings ratably over the lease terms. The deferred gains are included in the deferred gain line item on the accompanying consolidated balance sheet.

Operating leases

The Company has entered into leases with lessors who did not participate in the Credit Facility. Operating lease payments are set forth in the table below for the periods indicated (in thousands).

	Year Ended December 31,
	2017	2016	2015
Equipment rent	$10,173	$7,443	$4,424
Building and office rent (1)	1,619	2,001	2,297
Total rent expense	$11,792	$9,444	$6,721

(1)	The expense for building and office rent is recorded in the operations and maintenance line item in the accompanying consolidated statement of operations and comprehensive income (loss).

During the first quarter of 2017, the Company completed an operating sale-leaseback transaction under which it sold certain owned tractors to an unrelated party for net proceeds of $11.0 million and entered into an operating lease with the buyer for a term of 41 months. The Company recorded a deferred gain of approximately $0.03 million on the sale, which is amortized to earnings ratably over the lease term. The deferred gain is included in the “Deferred gain” line item in the accompanying condensed consolidated balance sheets.

As of December 31, 2017, the future minimum payments including interest under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2018	2019	2020	2021	2022	Thereafter
Future minimum payments	$14,077	$12,317	$15,832	$326	$327	$1,578
Future rentals under operating leases	11,239	8,216	4,765	676	384	458

Other commitments

As of December 31, 2017, the Company had no commitments for purchases of revenue and non-revenue equipment. The Company typically has the option to cancel revenue equipment orders within a 60 to 90 day period prior to scheduled production.

NOTE 9. FEDERAL AND STATE INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:		(recast)
Accrued expenses not deductible until paid	$6,062	$7,231
Federal credits	--	2,023
Impairment loss on assets held for sale	--	1,090
Net operating loss carry forwards	496	731
Allowance for doubtful accounts	246	182
Equity incentive plan	178	265
Other	124	292
Revenue recognition	110	113
Total deferred tax assets	7,216	11,927

Deferred tax liabilities:
Tax over book depreciation	(26,806)	(47,217)
Prepaid expenses deductible when paid	(1,514)	(2,375)
Capital leases	(32)	(235)
Effect of adoption of share-based payment pronouncement ASU 2016-09	--	125
Total deferred tax liabilities	(28,352)	(49,702)
Net deferred tax liabilities	$(21,136)	$(37,775)

The Company has certain state net operating loss carryovers that expire in varying years through 2036. The Company expects to fully utilize its tax attributes in future years before they expire.

On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act, which, among other things, reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. In connection with the tax law change, the Company adjusted the measurement of it federal deferred tax assets and liabilities utilizing the rate which will be in effect when the differences reverse, which is generally 21%. This adjustment resulted in a $12.0 million reduction to our net deferred tax liability.

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
Current:	2017	2016	2015
Federal	$2,689	$(3,420)	$4,526
State	190	(44)	870
Total current	2,879	(3,464)	5,396
Deferred:
Federal	(16,812)	439	2,985
State	173	(494)	(109)
Total deferred	(16,639)	(55)	2,876
Total income tax (benefit) expense	$(13,760)	$(3,519)	$8,272

A reconciliation between the effective income tax rate and the statutory federal income tax rate of 35% is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax (benefit) expense at statutory federal rate	$(2,190)	$(3,926)	$6,790
Federal income tax effects of:
State income tax expense (benefit)	76	188	(289)
Per diem and other nondeductible meals and entertainment	578	614	702
Impact of Tax Cuts and Jobs Act	(12,010)	--	--
Other	--	143	306
Federal income tax (benefit) expense	(13,546)	(2,981)	7,509
State income tax (benefit) expense	(214)	(538)	763
Total income tax (benefit) expense	$(13,760)	$(3,519)	$8,272

Effective tax rate	219.9%	31.4%	42.8%

In 2017, our effective rate varied from the federal statutory rate primarily due to the Tax Cuts and Jobs Act being signed into law resulting in the recognition of an estimated $12.0 million tax benefit from the adjustment in measurement of our net deferred tax liability. In 2015 and 2016, the effective rates varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for drivers. Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

NOTE 10. EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants. The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares. As of December 31, 2017, 601,617 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

The components of compensation expense recognized, net of forfeiture recoveries, related to equity-based compensation is reflected in the table below for the years indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	$--	$--	$147
Restricted stock awards	459	976	946
Equity compensation expense	$459	$976	$1,093

Compensation expense related to all equity-based compensation awards granted under the Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations and comprehensive (loss) income.

Stock options

Stock options are the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, and is recognized over the vesting period of the award. The vesting period of option awards has generally been 3 or 4 years and awards have historically been exercised over a three or ten year term. While the Company did not grant any new stock options in 2017, 2016, or 2015, there was a modification to an existing stock option award during 2015 that resulted in a new award being deemed granted.

The following assumptions were used to value the stock options granted or deemed to have been granted during 2015:

Dividend yield	0%
Expected volatility	62.9%
Risk-free interest rate	0.1%
Expected life (in years)	0.5

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

There was no stock option activity under the Incentive Plan for the years ended 2017 or 2016.

Restricted stock awards

Restricted stock awards are shares of the Company’s common stock that are granted subject to defined restrictions. The estimated fair value of restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The vesting period of restricted stock awards is generally ratably over four years.

Information related to the restricted stock awarded for the year ended December 31, 2017, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2016	285,196	$15.93
Granted	217,583	7.55
Forfeited	(212,834)	14.62
Vested	(51,008)	15.02
Nonvested shares – December 31, 2017	238,937	$9.71

(1)	The shares were valued at the closing price of the Company’s common stock on the date(s) specified by the award agreements.

The fair value of stock options and restricted stock that vested during the year is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	$--	$--	$193
Restricted stock	398	746	1,767

As of December 31, 2017, approximately $1.3 million of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a weighted-average period of 2.4 years.

Employee benefit plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members. Employees can contribute up to any percentage of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee. Employees’ rights to employer contributions vest after three years from their date of employment. Effective July 1, 2016, the Company reinstated its contribution match, after having suspended it in April 2009. The Company’s matching contributions to the plan were approximately $0.7 million for 2017.

NOTE 11. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
Numerator:	2017	2016	2015
Net income (loss)	$7,497	$(7,699)	$11,069
Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	8,029	8,550	10,337
Effect of dilutive securities:
Employee restricted stock	27	--	64
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares and assumed conversions	$8,056	$8,550	$10,401
Basic earnings (loss) per share	$0.93	$(0.90)	$1.07
Diluted earnings (loss) per share	$0.93	$(0.90)	$1.06
Weighted-average anti-dilutive employee restricted stock	1	11	62

NOTE 12. REPURCHASE OF EQUITY SECURITIES

In February 2016, the Company announced the board of directors had authorized the repurchase of up to two million shares of the Company’s common stock. This authorization will expire in February 2019 unless earlier terminated or extended. During 2016, through a Rule 10b5-1 plan, the Company repurchased 1,583,249 shares at an average price of $18.05 per share for an aggregate cost of approximately $28.4 million. Of the total shares repurchased during 2016, 46,262 shares were repurchased during January 2016 under a previously announced repurchase authorization. In August 2016, the Company announced the board of directors halted the Rule 10b5-1 plan, with 463,013 shares remaining available for repurchase as of December 31, 2017.

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

NOTE 14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2017 and 2016 (in thousands, except per share amounts):

	2017
	March 31,	June 30,	September 30,	December 31,
Operating revenue	$101,670	$107,358	$114,235	$123,270
Operating expenses	108,069	110,324	112,431	117,777
Operating (loss) income	(6,399)	(2,966)	1,804	5,493
Other, net	1,101	1,078	1,056	960
(Loss) income before income taxes	(7,500)	(4,044)	748	4,533
Income tax (benefit) expense	(2,610)	(1,198)	339	(10,291)
Net (loss) income	$(4,890)	$(2,846)	$409	$14,824

Average shares outstanding (basic)	7,998	8,028	8,027	8,027
Basic (loss) earnings per share	$(0.61)	$(0.35)	$0.05	$1.85

Average shares outstanding (diluted)	7,998	8,028	8,039	8,036
Diluted (loss) earnings per share	$(0.61)	$(0.35)	$0.05	$1.84

	2016
	March 31,	June 30,	September 30,	December 31,
Operating revenue	$110,618	$109,888	$105,458	$103,135
Operating expenses	112,981	110,445	105,416	107,773
Operating (loss) income	(2,363)	(557)	42	(4,638)
Other, net	768	864	1,000	1,070
Loss before income taxes	(3,131)	(1,421)	(958)	(5,708)
Income tax benefit	(1,324)	(75)	(224)	(1,896)
Net loss	$(1,807)	$(1,346)	$(734)	$(3,812)

Average shares outstanding (basic)	9,381	8,734	8,069	7,975
Basic loss per share	$(0.19)	$(0.15)	$(0.09)	$(0.48)

Average shares outstanding (diluted)	9,381	8,734	8,069	7,975
Diluted loss per share	$(0.19)	$(0.15)	$(0.09)	$(0.48)

The amounts reported above have been previously reported in the Company’s quarterly reports on Form 10-Q. Certain line items in those quarterly reports may not total the corresponding amount reported in this Form 10-K due to rounding.

NOTE 15. RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

2017

As part of a reduction in force, headcount in both the Trucking and USAT Logistics segments was reduced during the second quarter of 2017, as the Company continued to align the non-driving support staff with the number of seated tractors. The reduction in force contributed to the decrease in salaries, wages and employee benefits expense in 2017, and is expected to reduce staff wages and employee benefits by approximately $1.6 million per year moving forward.

In January 2017, the Company’s board of directors unanimously approved separation agreements for John R. Rogers (the “Rogers Separation Agreement”), the Company’s former President and Chief Executive Officer, and Christian C. Rhodes (the “Rhodes Separation Agreement”), the Company’s former Chief Information Officer. Per the material terms of the Rogers Separation Agreement, Mr. Rogers received (i) severance pay in the form of salary continuation payments equal to his base salary at the time his employment ended ($425,000) for a period of twelve months, subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement and confidentiality covenants in favor of the Company, (ii) a lump sum separation payment of $120,000 and (iii) a lump sum payment of $30,000 for moving and transition expenses. Per the material terms of the Rhodes Separation Agreement, Mr. Rhodes received a lump sum payment of $171,125. The Company recognized severance costs associated with the departures of Messrs. Rogers and Rhodes of approximately $0.6 million and $0.2 million, respectively, which were recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss). At December 31, 2017, the Company had approximately $35,000 and nil accrued for severance benefits remaining to be paid to Mr. Rogers and Mr. Rhodes, respectively.

The following table summarizes the Company’s liabilities, charges, and cash payments related to executive severance agreements made during the year ended December 31, 2017 (in thousands):

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance December 31, 2017
Severance costs included in salaries, wages and employee benefits	$277	$930	$(1,172)	$--	$35

2016

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

In May 2016, the Company’s board of directors unanimously approved a separation agreement between Michael K. Borrows and the Company and accepted Mr. Borrows’ resignation as Executive Vice President and Chief Financial Officer. The Company recognized severance costs associated with Mr. Borrows’ departure of approximately $0.7 million, which were recorded in the “Salaries, wages and employee benefits” line item in the consolidated statements of operations and comprehensive income (loss). At December 31, 2017, the Company had no accrued severance benefits remaining to be paid to Mr. Borrows.

The following table summarizes the Company’s liabilities, charges, and cash payments related to the restructuring plans made during the years ended December 31, 2017 and 2016, respectively (in thousands):

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance December 31, 2017
Compensation and benefits	$81	$--	$(81)	$--	$--
Facility closing expenses	1,323	--	(553)	--	770
Total	$1,404	$--	$(634)	$--	$770

	Accrued Balance December 31, 2015	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance December 31, 2016
Compensation and benefits (1)	$753	$768	$(1,437)	$(3)	$81
Facility closing expenses (1)	20	2,779	(1,190)	(286)	1,323
Spartanburg impairment (2)	--	546	--	(546)	--
Fuel tank write-off (2)	--	524	--	(524)	--
Out of period adjustment (3)	--	647	--	(647)	--
Total	$773	$5,264	$(2,627)	$(2,006)	$1,404

2015

In the Company’s Trucking segment, maintenance facilities were closed in Denton, Texas and Carlisle, Pennsylvania and its road assistance function was outsourced to a third party to improve operating productivity and enhance capacity utilization.  These initiatives resulted in a headcount reduction of 50 team members. Team members separated from the Company as a result of these streamlining initiatives were paid severance. Expenses recorded during 2015 included costs related to severance; facility lease termination costs; communication and administration of these initiatives; and asset write-offs.

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

The following tables summarize the Company’s liabilities, charges, and cash payments related to the restructuring plans made during the year ended December 31, 2015 (in thousands):

	Costs Incurred	Payments	Non-cash Expenses	Accrued Balance December 31, 2015
Compensation and benefits (1)	$2,160	$(869)	$(538)	$753
Facility closing expenses (1)	582	(562)	--	20
Total	$2,742	$(1,431)	$(538)	$773

(1)	The Company incurred total pretax expenses of approximately $3.5 million related to these streamlining initiatives during the first quarter of 2016.

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

A summary of the Company’s restructuring, impairment and other costs by segment is as follows (in thousands):

Costs incurred	Year Ended December 31,
	2017	2016	2015
Trucking	$--	$4,848	$2,742
USAT Logistics	--	416	--
Total	$--	$5,264	$2,742

NOTE 16. CHANGE IN ESTIMATE

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the third quarter of 2017, the Company reevaluated the estimated useful lives of its trailers, increasing such lives from 10 to 14 years.  Additionally, given the soft used equipment market, the Company lowered the salvage values of its tractor fleet to reflect current estimates of the value of such equipment upon its retirement.  The Company believes these changes more accurately reflect the value of the revenue equipment on the accompanying consolidated balance sheets.  These changes are being accounted for as a change in estimate.  On an annualized basis, based on the number of used trailers and tractors owned at December 31, 2017, the Company anticipates these changes in estimate will result in approximately $1.0 million lower depreciation each year.

NOTE 17. SUBSEQUENT EVENTS

In January 2018, the Company entered into contracts totaling approximately $58.1 million for the purchase of new revenue equipment.

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

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of December 31, 2017 the PEO and PFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal controls over financial reporting was conducted based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria set forth in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

The Company’s internal control over financial reporting as of December 31, 2017, has been audited by Grant Thornton LLP, independent registered public accountants, as attested to in their attestation report included herein.

Change in Internal Control over Financial Reporting

No change occurred in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

USA Truck, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of USA Truck, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 28, 2018

Item 9B.     OTHER INFORMATION

On February 28, 2018, the Board of Directors of USA Truck, Inc., a Delaware corporation (the “Company”), designated Zachary B. King, the Company’s Vice President and Corporate Controller, as the Company’s principal accounting officer for purposes of the Company’s filings with the Securities and Exchange Commission.

Mr. King, 31, has served as our Vice President and Corporate Controller since April 2017.  Prior to his appointment as Vice President and Corporate Controller, Mr. King served in various roles with the Company including Director and Assistant Controller and Accounting Manager since January 2015.  Prior to joining the Company, Mr. King served in a number of accounting and finance positions with ABB Ltd and Samson Resources Corporation.  Mr. King served in various audit capacities at Deloitte & Touche LLP from 2010-2013, for both public and privately held companies. Mr. King is a certified public accountant.

There is no arrangement or understanding between Mr. King and any other person pursuant to which Mr. King was appointed principal accounting officer. There are no transactions in which Mr. King has an interest requiring disclosure under Item 404(a) of Regulation S-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is hereby incorporated by reference to the information set forth under the sections entitled “Proposal One: Election of Directors,” “Continuing Directors,” “Executive Officers,” “Corporate Governance – The Board of Directors and Its Committees – Other Board and Corporate Governance Matters,” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Audit Committee” contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC.

Item 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is hereby incorporated by reference to the information set forth under the sections entitled “Executive Compensation” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Executive Compensation Committee” contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is hereby incorporated by reference to the information set forth under the sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is hereby incorporated by reference to the information set forth under the sections entitled “Certain Transactions” and “Corporate Governance – The Board of Directors and Its Committees – Board of Directors – Director Independence” in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is hereby incorporated by reference to the information set forth under the section entitled “Independent Registered Public Accounting Firm” contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:	Page

1.	Financial statements. Included in Part II, Item 8 of this report.	47
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
3.01

Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013) http://www.sec.gov/Archives/edgar/data/883945/000088394513000022/exhibit3-1.htm

3.02	Bylaws of USA Truck, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 24, 2017) http://www.sec.gov/Archives/edgar/data/883945/000100888617000038/exhibit31.htm

4.01

Specimen stock certificate representing shares of common stock, $.01 par value, of USA Truck, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017) http://www.sec.gov/Archives/edgar/data/883945/000143774917018241/ex_98718.htm

10.01*

Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2011) http://www.sec.gov/Archives/edgar/data/883945/000088394512000009/exhibit10-10.htm

10.02*

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013) http://www.sec.gov/Archives/edgar/data/883945/000088394513000022/exhibit10-3.htm

10.03*

USA Truck, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission April 25, 2014)

http://www.sec.gov/Archives/edgar/data/883945/000088394514000024/formdef14a_20140425.htm

10.04

Loan and Security Agreement, dated February 5, 2015, among the Company, Bank of America, N.A., as Agent, Bank of America, N.A. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners, and SunTrust Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015)

 http://www.sec.gov/Archives/edgar/data/883945/000119312515178165/d915173dex101.htm

10.05*

Letter Agreement, dated September 30, 2015, by and between the Company and Martin Tewari (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015) http://www.sec.gov/Archives/edgar/data/883945/000143774915019652/ex10-8.htm

10.06*

Executive Severance and Change of Control Agreement between the Company and Martin Tewari (incorporated by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015) http://www.sec.gov/Archives/edgar/data/883945/000143774915019652/ex10-9.htm

10.07*

Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.16 to the Company's annual report on Form l0-K for the year ended December 31, 2015) http://www.sec.gov/Archives/edgar/data/883945/000143774916025882/ex10-16.htm

10.08*

Form of Executive Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2015)

http://www.sec.gov/Archives/edgar/data/883945/000143774916025882/ex10-19.htm

10.09*

Employment Letter between the Company and John R. Rogers (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016)

http://www.sec.gov/Archives/edgar/data/883945/000143774916030984/ex10-1.htm

10.10*

Executive Severance and Change of Control Agreement between the Company and John R. Rogers (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016)

http://www.sec.gov/Archives/edgar/data/883945/000143774916030984/ex10-2.htm

10.11*

Employment Letter between the Company and James Craig (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016)

 http://www.sec.gov/Archives/edgar/data/883945/000143774916030984/ex10-3.htm

10.12*

Executive Severance and Change of Control Agreement between the Company and James Craig (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form l0-Q for the quarter ended March 31, 2016)

http://www.sec.gov/Archives/edgar/data/883945/000143774916030984/ex10-4.htm

10.13*

Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016) http://www.sec.gov/Archives/edgar/data/883945/000143774916041562/ex10-2.htm

10.14*

Employment Letter between the Company and James D. Reed (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2016) http://www.sec.gov/Archives/edgar/data/883945/000143774917003762/ex10-22.htm

10.15*

Executive Severance and Change of Control Agreement between the Company and James D. Reed (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2016) http://www.sec.gov/Archives/edgar/data/883945/000143774917003762/ex10-23.htm

10.16*

Executive Severance and Change of Control Agreement between the Company and Joseph M. Kaiser (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016) http://www.sec.gov/Archives/edgar/data/883945/000143774916041562/ex10-1.htm

10.17*

First Amendment to the USA Truck, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission April 7, 2017) http://www.sec.gov/Archives/edgar/data/883945/000143774917006281/usak20170405_defr14a.htm

10.18*

Letter Agreement, dated January 29, 2017, between the Company and John R. Rogers (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017)

http://www.sec.gov/Archives/edgar/data/883945/000143774917008017/ex10-1.htm

10.19*

Separation and General Release, between the Company and Christian Rhodes (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017)

http://www.sec.gov/Archives/edgar/data/883945/000143774917008017/ex10-2.htm

10.20*

First Amendment to Executive Severance and Change in Control Agreement, between the Company and James Reed (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017)

http://www.sec.gov/Archives/edgar/data/883945/000143774917008017/ex10-3.htm

10.21*

First Amendment to Executive Severance and Change in Control Agreement, between the Company and James Craig (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017)

https://www.sec.gov/Archives/edgar/data/883945/000143774917008017/ex10-4.htm

10.22*

Letter Agreement, dated April 18, 2017, between the Company and Jason Bates (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017) http://www.sec.gov/Archives/edgar/data/883945/000143774917013696/ex10-2.htm

10.23*

Executive Severance and Change in Control Agreement, dated April 18, 2017, between the Company and Jason Bates (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017)

http://www.sec.gov/Archives/edgar/data/883945/000143774917013696/ex10-3.htm

10.24*

Letter Agreement, dated May 1, 2017, between the Company and Werner Hugo (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017) http://www.sec.gov/Archives/edgar/data/883945/000143774917013696/ex10-4.htm

10.25*

Executive Severance and Change in Control Agreement, dated May 2, 2017, between the Company and Werner Hugo (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017)

https://www.sec.gov/Archives/edgar/data/883945/000143774917013696/ex10-5.htm

21		The Company’s wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the fiscal year ended December 31, 2017
23.01	#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.01	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	##	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	##	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan, contract or arrangement.
# Filed herewith.
## Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ James D. Reed
James D. Reed
President and Chief Executive Officer

Date:	February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Peiser
Robert A. Peiser	Chairman of the Board and Director	February 28, 2018

/s/ James D. Reed
James D. Reed	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
/s/ Jason R. Bates
Jason R. Bates	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
/s/ Zachary B. King
Zachary B. King	Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2018

/s/ Thomas M. Glaser
Thomas M. Glaser	Director	February 28, 2018

/s/ Robert E. Creager
Robert E. Creager	Director	February 28, 2018

/s/ Alexander D. Greene
Alexander D. Greene	Director	February 28, 2018

/s/ Gary R. Enzor
Gary R. Enzor	Director	February 28, 2018

/s/ Barbara J. Faulkenberry
Barbara J. Faulkenberry	Director	February 28, 2018

/s/ M. Susan Chambers
M. Susan Chambers	Director	February 28, 2018