Form 10-Q
period 2018-03-31
USA TRUCK INC
filed 2018-04-30
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock, as of April 20, 2018, was 8,342,573.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$6	$71
Accounts receivable, net of allowance for doubtful accounts of $787 and $639, respectively	56,444	55,138
Other receivables	2,711	2,787
Inventories	428	458
Assets held for sale	151	112
Prepaid expenses and other current assets	6,655	6,025
Total current assets	66,395	64,591
Property and equipment:
Land and structures	31,679	31,452
Revenue equipment	249,132	252,484
Service, office and other equipment	26,363	26,209
Property and equipment, at cost	307,174	310,145
Accumulated depreciation and amortization	(127,471)	(122,329)
Property and equipment, net	179,703	187,816
Other assets	1,386	1,448
Total assets	$247,484	$253,855
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,854	$24,332
Current portion of insurance and claims accruals	14,922	13,552
Accrued expenses	10,619	9,108
Current maturities of capital leases	8,172	12,929
Insurance premium financing	1,330	4,115
Total current liabilities	66,897	64,036
Deferred gain	429	480
Long-term debt	53,750	61,225
Capital leases, less current maturities	27,600	29,216
Deferred income taxes	20,187	21,136
Insurance and claims accruals, less current portion	11,274	11,274
Total liabilities	180,137	187,367
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	--	--
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,090,812 shares, and 12,142,391 shares, respectively	121	121
Additional paid-in capital	66,397	68,667
Retained earnings	66,495	65,460
Less treasury stock, at cost (3,849,683 shares, and 3,853,064 shares, respectively)	(65,666)	(67,760)
Total stockholders’ equity	67,347	66,488
Total liabilities and stockholders’ equity	$247,484	$253,855

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue
Operating revenue	$125,013	$101,670

Operating expenses
Salaries, wages and employee benefits	32,237	30,639
Fuel and fuel taxes	13,479	10,774
Depreciation and amortization	7,180	7,644
Insurance and claims	5,602	8,332
Equipment rent	2,718	2,114
Operations and maintenance	7,961	6,571
Purchased transportation	49,038	37,403
Operating taxes and licenses	502	950
Communications and utilities	713	666
Gain on disposal of assets, net	(169)	(260)
Reversal of restructuring, impairment and other costs	(639)	--
Other	3,999	3,236
Total operating expenses	122,621	108,069
Operating income (loss)	2,392	(6,399)

Other expenses
Interest expense, net	818	1,003
Other, net	120	98
Total other expenses, net	938	1,101
Income (loss) before income taxes	1,454	(7,500)
Income tax expense (benefit)	419	(2,610)

Net income (loss) and comprehensive income (loss)	$1,035	$(4,890)

Net earnings (loss) per share
Average shares outstanding (basic)	8,035	7,998
Basic earnings (loss) per share	$0.13	$(0.61)

Average shares outstanding (diluted)	8,040	7,998
Diluted earnings (loss) per share	$0.13	$(0.61)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common
	Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2017	12,142	$121	$68,667	$65,460	$(67,760)	$66,488
Issuance of treasury stock	--	--	(2,094)	--	2,094	--
Stock-based compensation	--	--	(136)	--	--	(136)
Restricted stock award grant	--	--	--	--	--	--
Forfeited restricted stock	(49)	--	--	--	--	--
Net share settlement related to restricted stock vesting	(2)	--	(40)	--	--	(40)
Net income	--	--	--	1,035	--	1,035
Balance at March 31, 2018	12,091	$121	$66,397	$66,495	$(65,666)	$67,347

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income (loss)	$1,035	$(4,890)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,180	7,644
Deferred income tax, net	(949)	(3,723)
Share-based compensation	(136)	21
Gain on disposal of assets, net	(169)	(260)
Reversal of restructuring, impairment and other costs	(639)	--
Other	(51)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(1,230)	573
Inventories and prepaid expenses	(598)	(275)
Accounts payable and accrued liabilities	9,734	4,929
Insurance and claims accruals	1,369	3,737
Other long-term assets and liabilities	61	31
Net cash provided by operating activities	15,607	7,768

Investing activities:
Capital expenditures	(307)	(2,312)
Proceeds from sale of property and equipment	1,308	4,739
Proceeds from operating sale leaseback	--	10,980
Net cash provided by investing activities	1,001	13,407

Financing activities:
Borrowings under long-term debt	5,878	6,305
Payments on long-term debt	(16,138)	(24,044)
Payments on capitalized lease obligations	(6,373)	(2,771)
Net change in bank drafts payable	--	(667)
Net payments from stock based awards	(40)	--
Net cash used in financing activities	(16,673)	(21,177)

Decrease in cash	(65)	(2)
Cash:
Beginning of period	71	122
End of period	$6	$120

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$834	$993
Income taxes	--	--

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

References to the “Company,” “we,” “us,” “our” or similar terms refer to USA Truck, Inc. and its subsidiary.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard provides for using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Transportation revenue within our USAT Logistics segment under the new standard changed from recognition of revenue at completion to recognizing revenue proportionately as the transportation services are performed.  This change did not materially impact our operations or IT infrastructure.  In our Trucking segment, where revenue is recognized as services are provided, revenue recognition remained the same. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method.  The effect of adoption was immaterial to retained earnings at January 1, 2018 and to net income for the three month period ended March 31, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard, which will become effective for the Company beginning with the first quarter 2019, requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company expects the adoption of this standard to have a material impact on our consolidated balance sheets but not our statement of operations. See Note 9 for further discussion of our lease types and positions.

NOTE 3 – REVENUE RECOGNITION

Revenue is measured based upon consideration specified in a contract with a customer. The Company recognizes revenue when contractual performance obligations are satisfied by transferring the benefit of the service to our customer. The benefit is transferred to the customer as the service is being provided and revenue is recognized accordingly via time based metrics. The Company is entitled to receive payment as it satisfies performance obligations with customers. Our business consists of two reportable segments, Trucking and USAT Logistics. For more detailed information about our reportable segments, see Note 4.

Trucking

Trucking is comprised of one-way truckload and dedicated freight motor carrier services. Truckload provides motor carrier services as a medium- to long-haul common and contract carrier. USA Truck has provided truckload motor carrier services since its inception, and continues to derive the largest portion of its gross revenue from these services. Dedicated freight provides truckload motor carrier services to specific customers for movement of freight over particular routes at specified times. Trucking revenue is recognized as performance obligations are satisfied throughout the service provided.

USAT Logistics

USAT Logistics’ service offerings consist of freight brokerage and rail intermodal services. The Company engages third-party carriers to move shipments for USAT Logistics customers. Since USAT Logistics has the ability to direct the actions of the third-party carrier, USAT Logistics is the principal in these transactions. Therefore, USAT Logistics will recognize revenue upon satisfaction of its contractual performance obligations by recognizing the gross amount of consideration as revenue and the consideration paid to the carrier as purchased transportation throughout the service provided.

Disaggregation of revenue

The Company’s revenue types are line haul, fuel surcharge and accessorial. Line haul revenue represents the majority of our revenue and consists of fees earned for freight transportation, excluding fuel surcharge. Fuel surcharge revenue consists of additional fees earned by the Company in connection with the performance of line haul services to partially or completely offset the cost of fuel. Accessorial revenue consists of ancillary services provided by the Company, including but not limited to, stop-off charges, loading and unloading charges, tractor or trailer detention charges, expedited charges, repositioning charges, etc. These accessorial charges are recognized as revenue throughout the service provided. The following tables set forth revenue disaggregated by revenue type (in thousands):

	Three Months Ended
	March 31, 2018
Revenue type	Trucking	USAT Logistics	Total
Freight	$66,804	$40,478	$107,282
Fuel surcharge	11,175	3,559	14,734
Accessorial	754	2,243	2,997
Total	$78,733	$46,280	$125,013

	Three Months Ended
	March 31, 2017
Revenue type	Trucking	USAT Logistics	Total
Freight	$59,850	$28,101	$87,951
Fuel surcharge	9,187	2,655	11,842
Accessorial	1,243	634	1,877
Total	$70,280	$31,390	$101,670

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants. The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares. As of March 31, 2018, 546,697 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

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

Revenue equipment assets are not allocated to USAT Logistics as freight services for customers are brokered through arrangements with third-party motor carriers who utilize their own equipment. To the extent rail intermodal operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant cost drivers, as determined by management.

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended
	March 31,
Operating revenue	2018	2017
Trucking revenue (1)	$78,846	$70,471
Trucking intersegment eliminations	(113)	(191)
Trucking operating revenue	78,733	70,280
USAT Logistics revenue (2)	46,775	32,650
USAT Logistics intersegment eliminations	(495)	(1,260)
USAT Logistics operating revenue	46,280	31,390
Total operating revenue	$125,013	$101,670

(1)	Includes foreign revenue of $9.9 million and $8.8 million for the three months ended March 31, 2018 and 2017, respectively. All foreign revenue is collected in U.S. dollars.

(2)	USAT Logistics de Mexico was dissolved during the first quarter of 2018.

A summary of operating income (loss) by segment is as follows (in thousands):

	Three Months Ended
	March 31,
Operating income (loss)	2018	2017
Trucking	$(464)	$(7,128)
USAT Logistics	2,856	729
Total operating income (loss)	$2,392	$(6,399)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended
	March 31,
Depreciation and amortization	2018	2017
Trucking	$7,026	$7,564
USAT Logistics	154	80
Total depreciation and amortization	$7,180	$7,644

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
Accrued expenses	2018	2017
Salaries, wages and employee benefits	$4,862	$3,604
Federal and state tax accruals	4,684	3,587
Restructuring, impairment and other costs (1)	--	770
Other (2)	1,073	1,147
Total accrued expenses	$10,619	$9,108

(1)	Refer to Note 13 for additional information regarding the restructuring, impairment and other costs.

(2)	As of March 31, 2018 and December 31, 2017, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 7 – INSURANCE PREMIUM FINANCING

In October 2017, the Company executed an unsecured note payable for $4.1 million to a third-party financing company for a portion of the Company’s annual insurance premiums. The note, which is payable in installments of principal and interest of approximately $1.4 million, bears interest at 3.0% and matures in October 2018. The balance of the note payable as of March 31, 2018 was $1.3 million.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Revolving credit agreement	$53,750	$61,225

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

The Company had no overnight borrowings under the Swingline as of March 31, 2018. The average interest rate including all borrowings made under the Credit Facility as of March 31, 2018, was 3.33%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of March 31, 2018, the Company had outstanding $5.4 million in letters of credit and had approximately $73.2 million available to borrow under the Credit Facility.

Note 9 – LEASES AND Commitments

As of March 31, 2018, the future minimum payments, including interest, under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Capital leases	$8,936	$11,836	$14,642	$326	$326	$1,497
Operating leases	10,658	7,803	3,405	523	290	411

CAPITAL LEASES

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands):

	Capitalized Costs	Accumulated Amortization	Net Book Value
March 31, 2018	$50,263	$14,576	$35,687
December 31, 2017	66,785	23,254	43,531

The Company has capitalized lease obligations relating to revenue equipment as of March 31, 2018 of $35.8 million, of which $8.2 million represents the current portion. Such leases have various termination dates extending through November 2024 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from nil to 3.11% as of March 31, 2018. The lease agreements require payment of property taxes, maintenance and operating and non-operating expenses. Amortization of capital leases was $1.4 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $3.0 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in the “Equipment rent,” line item while rent expense relating to office equipment is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

OTHER COMMITMENTS

As of March 31, 2018, the Company had $58.1 million in commitments for purchases of revenue equipment, of which none are cancellable.

NOTE 10 – INCOME tAXES

During the three months ended March 31, 2018 and 2017, the Company’s effective tax rate was 28.8% and 34.8%, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate is significant.

When the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

NOTE 11 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
Numerator:	2018	2017
Net income (loss)	$1,035	$(4,890)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,035	7,998
Effect of dilutive securities:
Employee restricted stock	5	--
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,040	7,998
Basic earnings (loss) per share	$0.13	$(0.61)
Diluted earnings (loss) per share	$0.13	$(0.61)
Weighted average anti-dilutive restricted stock	--	4

NOTE 12 – LEGAL PROCEEDINGS

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

NOTE 13 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

During the three months ended March 31, 2018, the Company’s Trucking maintenance facility in South Holland, Illinois was reopened, after having been closed in the first quarter of 2016. Restructuring, impairment and other costs relating to the closure in the amount of $0.6 million were reversed during the three months ended March 31, 2018.

The following tables summarize the Company’s liabilities, charges, and cash payments related to the restructuring plan made during the three months ended March 31, 2018 (in thousands):

	Accrued Balance December 31, 2017	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance March 31, 2018
Compensation and benefits	$--	$--	$--	$--	$--
Facility closing expenses	770	(639)	(131)	--	--
Total	$770	$(639)	$(131)	$--	$--

	Three Months Ended March 31,
Costs incurred	2018	2017
Trucking	$(587)	$4,848
USAT Logistics	(52)	416
Total	$(639)	$5,264

On March 26, 2018, the Company announced the retirement of Mr. James A. Craig, the Company’s Executive Vice President, Chief Commercial Officer, and President – USAT Logistics. In connection with Mr. Craig’s retirement, the Executive Compensation Committee (the “Committee”) approved a separation agreement (the “Separation Agreement”) effective March 23, 2018. The material terms of the Separation Agreement are as follows: (i) Mr. Craig will receive salary continuation through May 31, 2018, (ii) non-compete payments equal to his current salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, (iii) a prorated cash payment, if and to the extent earned, under the short-term cash incentive compensation program adopted by the Committee for 2018, and (iv) accelerated vesting of 5,488 shares of time-vested restricted stock of the Company scheduled to vest on July 30, 2018 and 5,488 shares of performance-vested restricted stock of the Company scheduled to vest on July 30, 2018 depending on performance relative to USAT Logistics performance goals. At March 31, 2018, the Company has accrued severance costs associated with the Mr. Craig’s retirement of approximately $0.7 million, which were recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the Company’s liabilities, charges, and cash payments related to executive severance agreements made during the three months ended March 31, 2018 (in thousands):

	Accrued Balance December 31, 2017	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance March 31, 2018
Severance costs included in salaries, wages and employee benefits	$35	$711	$35	$--	$711

	Three Months Ended March 31,
Costs incurred	2018	2017
Trucking	$484	$586
USAT Logistics	227	231
Total	$711	$817

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
●

future asset utilization, the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet , mix of fleet between Company-owned and independent contractors

●	and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment,
●	future safety performance,
●	future profitability,
●	future deployment of technology, including front and inside-facing event recorders,
●	future industry capacity,
●	future effects of restructuring actions,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	future asset sales of non-revenue assets,
●	future impact of regulations, including enforcement of the ELD mandate,
●	future use of derivative financial instruments,
●	our strategy,
●	our intention about the payment of dividends,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	expected liquidity and sources of capital resources, including the mix of capital and operating leases,
●	future size of our independent contractor fleet, and
●	future income tax rates

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” ”would,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A, Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Fuel and fuel tax expense can fluctuate significantly with changes in diesel fuel prices and is one of our most volatile variable expenses. To mitigate the Company’s exposure to fuel price increases, it recovers from its customers fuel surcharges that historically have recouped a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although the Company’s fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, out-of-route miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much in fuel surcharge revenue as it pays for fuel. In periods of declining prices, the opposite is true.

The key statistics used to evaluate Trucking segment performance, net of fuel surcharge revenue, include (i) base Trucking revenue per available tractor per week, (ii) average base revenue per loaded mile, (iii) loaded miles per available tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of available tractors and (vii) adjusted operating ratio. In general, the Company’s loaded miles per available tractor per week, rate per mile and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are mostly beyond the Company’s control, as well as by its sales and marketing efforts, service levels and efficiency of its operations, over which the Company has significant control.

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

	Three Months Ended March 31,
	2018			2017
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$110,279	88.2%		$89,828	88.4%		22.8%
Fuel surcharge revenue	14,734	11.8		11,842	11.6		24.4
Operating revenue	$125,013	100.0%		$101,670	100.0%		23.0

Operating expenses	122,621	98.1	97.8%	108,069	106.3	106.2%	13.5
Operating income	2,392	1.9	2.2	(6,399)	(6.3)	(6.2)	(137.4)

Other expenses:
Interest expense	818	0.7		1,003	0.9		(18.4)
Other, net	120	0.1		98	0.1		22.4
Total other expenses, net	938	0.8		1,101	1.0		(14.8)
Income (loss) before income taxes	1,454	1.1		(7,500)	(7.3)		119.4
Income tax expense (benefit)	419	0.3		(2,610)	(2.6)		(116.1)

Consolidated net income (loss)	$1,035	0.8%		$(4,890)	(4.7)%		121.2%

(1)

Adjusted operating ratio is calculated as operating expenses, less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. See Note 13 of the footnotes in this Form 10-Q for additional information regarding these costs. Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.

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

Consolidated Reconciliations

Adjusted operating ratio:

Consolidated	Three Months Ended
	March 31,
	2018	2017
Operating revenue	$125,013	$101,670
Less:
Fuel surcharge revenue	14,734	11,842
Base revenue	$110,279	$89,828
Operating expense	$122,621	$108,069
Adjusted for:
Reversal of restructuring, impairment and other costs	639	--
Severance costs in salaries, wages and employee benefits	(711)	(817)
Fuel surcharge revenue	(14,734)	(11,842)
Adjusted operating expense	$107,815	$95,410
Operating ratio	98.1%	106.3%
Adjusted operating ratio	97.8%	106.2%

Adjusted earnings (loss) per diluted share:

	Three Months Ended
	March 31,
	2018	2017
Earnings (loss) per diluted share	$0.13	$(0.61)
Adjusted for:
Severance costs in salaries, wages and employee benefits	0.09	0.10
Reversal of restructuring, impairment and other costs	(0.08)	--
Income tax effect of adjustments	(0.00)	(0.04)
Adjusted earnings (loss) per diluted share	$0.14	$(0.55)

Segment Reconciliations

Trucking segment	Three Months Ended
	March 31,
	2018	2017
Revenue	$78,846	$70,471
Less: intersegment eliminations	113	191
Operating revenue	78,733	70,280
Less: fuel surcharge revenue	11,175	9,187
Base revenue	$67,558	$61,093
Operating expense	$79,197	$77,408
Adjusted for:
Reversal of restructuring, impairment and other costs	587	--
Severance costs in salaries, wages and employee benefits	(484)	(586)
Fuel surcharge revenue	(11,175)	(9,187)
Adjusted operating expense	$68,125	$67,635
Operating ratio	100.6%	110.1%
Adjusted operating ratio	100.8%	110.7%

USAT Logistics segment	Three Months Ended
	March 31,
	2018	2017
Revenue	$46,775	$32,650
Less: intersegment eliminations	495	1,260
Operating revenue	46,280	31,390
Less: fuel surcharge revenue	3,559	2,655
Base revenue	$42,721	$28,735
Operating expense	$43,424	$30,661
Adjusted for:
Reversal of restructuring, impairment and other costs	52	--
Severance costs in salaries, wages and employee benefits	(227)	(231)
Fuel surcharge revenue	(3,559)	(2,655)
Adjusted operating expense	$39,690	$27,775
Operating ratio	93.8%	97.7%
Adjusted operating ratio	92.9%	96.7%

Key Operating Statistics by Segment

	Three Months Ended
	March 31,
Trucking:	2018	2017
Operating revenue (in thousands)	$78,733	$70,280
Operating loss (in thousands) (1)	(464)	(7,128)
Operating ratio (2)	100.6%	110.1%
Adjusted operating ratio (3)	100.8%	110.7%
Total miles (in thousands) (4)	38,542	40,449
Deadhead percentage (5)	12.7%	13.2%
Base revenue per loaded mile	$2.009	$1.740
Average number of seated tractors (6)	1,534	1,563
Average number of available tractors (7)	1,619	1,653
Average number of in-service tractors (8)	1,654	1,704
Loaded miles per available tractor per week	1,616	1,652
Base revenue per available tractor per week	$3,246	$2,875
Average loaded miles per trip	539	579

USAT Logistics:
Operating revenue (in thousands)	$46,280	$31,390
Operating income (in thousands) (1)	2,856	729
Gross margin (in thousands) (9)	7,884	5,359
Gross margin percentage (10)	17.0%	17.1%

(1)	Operating income (loss) is calculated by deducting operating expenses from operating revenue.
(2)	Operating ratio is calculated as operating expenses as a percentage of operating revenue.
(3)

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs, and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.

(4)	Total miles include both loaded and empty miles.
(5)	Deadhead percentage is calculated by dividing empty miles into total miles.
(6)	Seated tractors are those occupied by a driver, both Company-paid and independent contractor.
(7)	Available tractors are all those Company-tractors that are available to be dispatched, including available unseated tractors, and our independent contractor fleet.
(8)	In-service tractors include all of the tractors in the Company fleet, including Company-operated tractors and independent contractors.
(9)	Gross margin is calculated by deducting purchased transportation expense from USAT Logistics operating revenue.
(10)	Gross margin percentage is calculated as gross margin divided by USAT Logistics operating revenue.

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended March 31, 2018, Trucking operating revenue increased 12.0% to $78.7 million, compared to $70.3 million for the same period in 2017. Trucking base revenue increased 10.6% to $67.6 million, compared to $61.1 million for the first quarter of 2017. The increase in operating revenue was the result of a 15.5% increase in base revenue per loaded mile, partially offset by a 4.2% decrease in loaded miles. Looking ahead, the Company expects year-over-year improvements in rate per mile when compared to those experienced during the prior year due to the favorable relationship between industry capacity and demand and the implementation of Company initiatives.

Trucking operating loss

For the first quarter of 2018, Trucking reported an operating loss of $0.5 million compared to an operating loss of $7.1 million for the same period in 2017, primarily resulting from a 12.9% increase in base revenue per available tractor per week, offset slightly by a 2.1% decrease in average available tractor count driving 4.2% fewer loaded miles.

USAT Logistics operating revenue

For the three months ended March 31, 2018, USAT Logistics operating revenue increased 47.4% to $46.3 million compared to $31.4 million for the same period in 2017. The year-over-year change in operating revenue was the result of a 45.3% increase in revenue per load combined with a 1.5% increase in load volume. Additionally, USAT Logistics saw higher volumes when compared to the same period last year, driven primarily by increased spot market participation due to favorable movement in industry demand relative to capacity.

USAT Logistics operating income

USAT Logistics generated operating income of $2.9 million in the first quarter of 2018, an increase of $2.1 million, or 291.8%, compared to $0.7 million in the first quarter of 2017. As mentioned above, the 47.4% increase in operating revenue and 1.5% increase in load volume contributed primarily to the growth in operating income.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2018				2017				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2018 to 2017
Salaries, wages and employee benefits	$32,237	25.8%	28.6	%(1)	$30,639	30.1%	33.2	%(1)	5.2%
Fuel and fuel taxes	13,479	10.8	(1.1	) (2)	10,774	10.6	(1.2	) (2)	25.1
Depreciation and amortization	7,180	5.7	6.5		7,644	7.5	8.5		(6.1)
Insurance and claims	5,602	4.5	5.1		8,332	8.2	9.3		(32.8)
Equipment rent	2,718	2.2	2.5		2,114	2.1	2.4		28.6
Operations and maintenance	7,961	6.3	7.2		6,571	6.5	7.3		21.2
Purchased transportation	49,038	39.2	44.5		37,403	36.8	41.6		31.1
Operating taxes and licenses	502	0.4	0.5		950	0.9	1.1		(47.2)
Communications and utilities	713	0.6	0.6		666	0.7	0.7		7.1
Gain on disposal of assets, net	(169)	(0.1)	(0.2)		(260)	(0.3)	(0.3)		(35.0)
Reversal of restructuring, impairment and other costs	(639)	(0.5)	N/A		--	--	--		N/A
Other	3,999	3.2	3.6		3,236	3.2	3.6		23.6
Total operating expenses	$122,621	98.1%	97.8%		$108,069	106.3%	106.2%		13.5%

(1)

Adjusted operating ratio is calculated as the applicable operating expense less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. See Note 13 to the condensed consolidated financial statements in this Form 10-Q for additional information regarding these costs and GAAP and non-GAAP reconciliations above.

(2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits

Salaries, wages and employee benefits expense increased during the first quarter of 2018 by 5.2% to $32.2 million from $30.6 million, when compared to the same quarter in 2017, primarily due to accrual of severance benefits related to the retirement of the Company’s Chief Commercial Officer, Mr. James A. Craig.

The rate of compensation paid to Company drivers per mile has increased in recent periods and we expect this cost will increase in future periods due to driver pay increases, the most recent of which became effective during the second quarter of 2017. Management believes that the market for drivers will remain tight, and as such, expects driver wages and hiring expenses, which include recruiting and advertising costs, to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet. This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which payments are reflected in purchased transportation.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers. The increases in fuel and fuel taxes for the three months ended March 31, 2018 resulted from a 17.5% increase in average diesel fuel prices per gallon, as reported by the DOE, offset by a 4.7% decrease in total revenue miles, compared to the same period in 2017. Fuel efficiency initiatives undertaken, such as installing trailer skirts, idle control, more fuel-efficient engines and implementing driver training programs, have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics. The increase in equipment rent expense during the three month period ended March 31, 2018, was the result of the Company’s increased use of operating leases for the acquisition of trailers. The decrease in depreciation and amortization expense for the three month period ended March 31, 2018, as compared to the same period in 2017, is primarily attributable to a smaller Company fleet and more equipment being acquired through operating lease arrangements instead of purchases.

The Company intends to continue to focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives. Further, the acquisition costs of new revenue equipment could increase due to the continued implementation of emissions requirements and the inclusion of improved safety and fuel efficiency features. As a result, management expects to see an increase in depreciation and amortization expense from new tractors, and expects equipment rent to increase as the use of operating leases increases.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims and insurance premiums and self-insured amounts. The Company expects insurance and claims expense to continue to be volatile over the long-term. In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the Company’s insurance and claims expense could increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits. For the three months ended March 31, 2018, insurance and claims decreased year over year, primarily due to the occurrence of fewer accidents during the quarter.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs. Operating and maintenance expenses are primarily affected by the age of the Company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities. Operations and maintenance expense increased for the three months ended March 31, 2018, due to increased cost of repairs for tractors and trailers primarily due to the effects of extended winter weather effects on air brake systems, cranking/starting systems, and aftertreatment devices, combined with implementation of additional preventative maintenance initiatives for both tractors and trailers during the quarter.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties. For the first quarter of 2018, purchased transportation expense increased primarily due to an increase in USAT Logistics freight volumes when compared to the same period in 2017.

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

Gain on disposal of assets, net

During the three months ended March 31, 2018, gain on disposal of assets, net, decreased when compared to the same period in 2017. Management believes the used equipment market may continue to show volatility in 2018 and beyond.

Other expenses

During the three months ended March 31, 2018, the increase in other expenses was primarily due to increased recruiting and training expenses.

Restructuring, impairment and other costs

See Note 13 to the condensed consolidated financial statements for discussion of restructuring, impairment and other costs, which discussion is incorporated herein by reference.

Interest expense

For the three months ended March 31, 2018, interest expense decreased primarily due to reduced outstanding borrowings. As of March 31, 2018, the Company decreased its debt outstanding on the Credit Facility by approximately $7.5 million, as compared to December 31, 2017. See Note 8 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense

The Company’s effective tax rate was 28.8% and 34.8% for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate is significant. Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings (losses) and in the number of drivers who elect to participate in the per diem program.

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, average diesel fuel prices per gallon, as reported by the DOE, increased 17.5% for the three months ended March 31, 2018, compared to the prior year period.

As of March 31, 2018, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of March 31, 2018, the Company had stockholders’ equity of $67.3 million and total debt and capital leases including current maturities, of $90.9 million, resulting in a total debt, less cash, to total capitalization ratio of 57.4% compared to 61.7% as of December 31, 2017.

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

As of March 31, 2018, the Company had $58.1 million in commitments for the acquisition of revenue equipment, none of which are cancellable.

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

Long-term debt, financing notes and capital leases decreased during the first quarter of 2018 by $16.6 million from the fourth quarter of 2017 to $90.9 million. As of March 31, 2018, the Company had outstanding $5.4 million in letters of credit and had approximately $73.2 million available to borrow under the Credit Facility. Net of cash, debt represented 57.4% of total capitalization. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$15,607	$7,768
Net cash provided by investing activities	1,001	13,407
Net cash used in financing activities	(16,673)	(21,177)

Operating Activities – Net cash provided by operating activities increased by approximately $7.8 million in the first three months of 2018, compared to the same period in 2017. This increase was primarily the result of an approximate $5.9 million increase in net income and an approximate $2.8 million increase in deferred income tax liability, offset by an approximately $9.1 million increase in accounts payable and accrued liabilities.

Investing Activities – For the three months ended March 31, 2018, net cash provided by investing activities was $1.0 million, compared to $13.4 million provided by investing activities during the same period in 2017. The $12.4 million decrease in cash provided by investing activities primarily reflects an approximately $11.0 million decrease in proceeds from a sale leaseback transaction that was completed in March 2017 for 90 tractors which the Company owned combined with an approximately $3.4 million decrease in the proceeds from the sale of property and equipment, offset by an approximately $2.0 million decrease in capital expenditures.

Financing Activities – Cash used in financing activities was $16.7 million for the three months ended March 31, 2018, compared to $21.2 million used by financing activities during the same period in 2017. The $4.5 million decrease in cash used in financing activities was primarily attributable to an approximately $4.3 million decrease in payments on long-term debt and capital lease obligations. At March 31, 2018, the Company had borrowings of long-term debt, financing notes and capital leases of $90.9 million, down from $107.5 million at December 31, 2017.

Debt and Capitalized Lease Obligations

See Notes 7, 8 and 9 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility, capital lease obligations and other financing arrangements.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used in operations, office equipment and certain facilities. As of March 31, 2018, the Company leased certain revenue equipment, facilities and information technology software under operating leases. Assets held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such assets are reflected in the condensed consolidated statements of operations and comprehensive income (loss) in the “Equipment rent” and, for office equipment, in the “Operations and maintenance” line items. Equipment rent expense related to the Company’s revenue equipment operating leases was $2.7 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.

Rent expense related to the other equipment and facilities leases was $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

The following table represents outstanding contractual obligations for rent expense under operating leases as of March 31, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-Revenue equipment	$2,293	$728	$930	$428	$207
Revenue equipment	20,797	9,930	10,279	384	204
Total rental obligations	$23,090	$10,658	$11,209	$812	$411

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its condensed consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the three months ended March 31, 2018, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the LIBOR plus, in each case, a certain percentage determined based on a pricing grid that is determined quarterly based on the Company’s consolidated fixed charge coverage ratio. As of March 31, 2018, the Company had $53.8 million outstanding pursuant to its Credit Facility, excluding letters of credit of $5.4 million. Assuming the outstanding balance as of March 31, 2018 remained constant; a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.5 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of March 31, 2018, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2018, a 10% increase in the average price per gallon would result in a $1.3 million increase in fuel expense before taking into account application of the Company’s fuel surcharge program.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, as of March 31, 2018 the PEO and PFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present. The section entitled “Item 1A, Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, describes some of the risks and uncertainties associated with the Company’s business. These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

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

3.2		Bylaws of USA Truck, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2017).
4.1

Specimen certificate evidencing shares of the common stock, $.01 par value, of USA Truck, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017).

10.1	#	Separation Agreement between the Company and James A. Craig
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	April 30, 2018	By:	/s/ James D. Reed
(Signature) James D. Reed
President and Chief Executive Officer

Date:	April 30, 2018	By:	/s/ Jason R. Bates
(Signature) Jason R. Bates
Executive Vice President and Chief Financial Officer