Form 10-Q
period 2018-06-30
USA TRUCK INC
filed 2018-07-27
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock, as of July 20, 2018, was 8,312,658.

USA TRUCK, INC.

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) –Three and six months ended June 30, 2018 and June 30, 2017	3
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) – Six months ended June 30, 2018	4
	Condensed Consolidated Statements of Cash Flows (unaudited) – Six months ended June 30, 2018 and June 30, 2017	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	26
4.	Controls and Procedures	26
	PART II – OTHER INFORMATION
1.	Legal Proceedings	27
1A.	Risk Factors	27
2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
3.	Defaults Upon Senior Securities	27
4.	Mine Safety Disclosures	27
5.	Other Information	27
6.	Exhibits	28
	Signatures	29

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$29	$71
Accounts receivable, net of allowance for doubtful accounts of $643 and $639, respectively	61,150	55,138
Other receivables	9,497	2,787
Inventories	415	458
Assets held for sale	2,451	112
Prepaid expenses and other current assets	5,256	6,025
Total current assets	78,798	64,591
Property and equipment:
Land and structures	31,847	31,452
Revenue equipment	227,431	252,484
Service, office and other equipment	26,522	26,209
Property and equipment, at cost	285,800	310,145
Accumulated depreciation and amortization	(115,780)	(122,329)
Property and equipment, net	170,020	187,816
Other assets	1,332	1,448
Total assets	$250,150	$253,855
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,240	$24,332
Current portion of insurance and claims accruals	17,995	13,552
Accrued expenses	11,498	9,108
Current maturities of capital leases	8,014	12,929
Insurance premium financing	1,330	4,115
Total current liabilities	71,077	64,036
Deferred gain	1,488	480
Long-term debt	54,950	61,225
Capital leases, less current maturities	25,994	29,216
Deferred income taxes	18,274	21,136
Insurance and claims accruals, less current portion	8,242	11,274
Total liabilities	180,025	187,367
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued		--
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,015,174 shares, and 12,142,391 shares, respectively	120	121
Additional paid-in capital	65,738	68,667
Retained earnings	69,039	65,460
Less treasury stock, at cost (3,702,444 shares, and 3,853,064 shares, respectively)	(64,772)	(67,760)
Total stockholders’ equity	70,125	66,488
Total liabilities and stockholders’ equity	$250,150	$253,855

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Operating revenue	$135,381	$107,358	$260,394	$209,028

Operating expenses
Salaries, wages and employee benefits	31,645	29,221	63,882	59,860
Fuel and fuel taxes	13,984	10,479	27,463	21,253
Depreciation and amortization	7,477	6,879	14,657	14,523
Insurance and claims	5,341	5,561	10,943	13,893
Equipment rent	2,151	2,633	4,869	4,747
Operations and maintenance	8,913	7,950	16,874	14,521
Purchased transportation	55,817	41,005	104,855	78,408
Operating taxes and licenses	1,262	1,024	1,764	1,974
Communications and utilities	677	598	1,390	1,264
Gain on disposal of assets, net	(395)	(77)	(564)	(337)
Restructuring, impairment and other costs (reversal)	--	--	(639)	--
Other	4,198	5,051	8,197	8,287
Total operating expenses	131,070	110,324	253,691	218,393
Operating income (loss)	4,311	(2,966)	6,703	(9,365)

Other expenses
Interest expense, net	833	950	1,651	1,953
Other, net	113	128	233	226
Total other expenses, net	946	1,078	1,884	2,179
Income (loss) before income taxes	3,365	(4,044)	4,819	(11,544)
Income tax expense (benefit)	821	(1,198)	1,240	(3,808)

Consolidated net income (loss) and comprehensive income (loss)	$2,544	$(2,846)	$3,579	$(7,736)

Net earnings (loss) per share
Average shares outstanding (basic)	8,205	8,028	8,141	8,028
Basic earnings (loss) per share	$0.31	$(0.35)	$0.44	$(0.96)

Average shares outstanding (diluted)	8,227	8,028	8,167	8,028
Diluted earnings (loss) per share	$0.31	$(0.35)	$0.44	$(0.96)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common
	Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2017	12,142	$121	$68,667	$65,460	$(67,760)	$66,488
Issuance of treasury stock	--	--	(2,988)	--	2,988	--
Stock-based compensation	--	--	168	--	--	168
Restricted stock award grant	--	--	--	--	--	--
Forfeited restricted stock	(125)	(1)	1	--	--	--
Net share settlement related to restricted stock vesting	(2)	--	(110)	--	--	(110)
Net income	--	--	--	3,579	--	3,579
Balance at June 30, 2018	12,015	$120	$65,738	$69,039	$(64,772)	$70,125

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net income (loss)	$3,579	$(7,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,657	14,523
Deferred income tax, net	(2,862)	(6,196)
Share-based compensation	168	152
Gain on disposal of assets, net	(564)	(337)
Reversal of previously recorded restructuring, impairment and other costs	(639)	--
Other	(324)	(70)
Changes in operating assets and liabilities:
Accounts receivable	(7,398)	944
Inventories and prepaid expenses	813	1,660
Accounts payable and accrued liabilities	9,472	3,328
Insurance and claims accruals	1,410	3,075
Other long-term assets and liabilities	116	119
Net cash provided by operating activities	18,428	9,462

Investing activities:
Capital expenditures	(4,288)	(3,468)
Proceeds from sale of property and equipment	2,766	9,856
Proceeds from operating sale leaseback	--	10,980
Net cash (used in) provided by investing activities	(1,522)	17,368

Financing activities:
Borrowings under long-term debt	17,478	11,855
Payments on long-term debt	(26,538)	(30,996)
Payments on capitalized lease obligations	(8,137)	(5,467)
Net change in bank drafts payable	359	(2,136)
Net payments for tax withholdings for vested stock-based awards	(110)	15
Issuance of treasury stock	--	(57)
Net cash used in financing activities	(16,948)	(26,786)

(Decrease) increase in cash	(42)	44
Cash:
Beginning of period	71	122
End of period	$29	$166

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,681	$1,936
Income taxes	2,413	124

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

References to the “Company,” “we,” “us,” “our” or similar terms refer to USA Truck, Inc. and its subsidiary.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  Transportation revenue within our USAT Logistics segment under the new standard changed from recognition of revenue at completion to recognizing revenue proportionately as the transportation services are performed.  This change did not materially impact our operations or IT infrastructure.  In our Trucking segment, where revenue is recognized as services are provided, revenue recognition remained the same.  The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. The effect of adoption was immaterial to retained earnings at January 1, 2018 and to net income for the three and six month periods ended June 30, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard, which will become effective for the Company beginning with the first quarter of 2019, requires a modified retrospective transition approach and includes a number of practical expedients. The Company expects the adoption of this standard to have a material impact on our consolidated balance sheets, but not our statement of operations. See Note 9 for further discussion of our lease types and positions.

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

	Three Months Ended
	June 30,
Revenue type	2018			2017
	Trucking	USAT Logistics	Total	Trucking	USAT Logistics	Total
Freight	$72,925	$44,624	$117,549	$61,667	$32,742	$94,409
Fuel surcharge	12,123	4,151	16,274	8,828	2,492	11,320
Accessorial	521	1,037	1,558	1,050	579	1,629
Total	$85,569	$49,812	$135,381	$71,545	$35,813	$107,358

	Six Months Ended
	June 30,
Revenue type	2018			2017
	Trucking	USAT Logistics	Total	Trucking	USAT Logistics	Total
Freight	$139,729	$85,102	$224,831	$121,516	$60,844	$182,360
Fuel surcharge	23,298	7,710	31,008	18,015	5,147	23,162
Accessorial	1,275	3,280	4,555	2,294	1,212	3,506
Total	$164,302	$96,092	$260,394	$141,825	$67,203	$209,028

NOTE 4 – SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics.

Trucking. Trucking is comprised of one-way truckload and dedicated freight motor carrier services. Truckload provides one-way motor carrier services as a common and contract carrier, in which volumes typically are not contractually committed, and dedicated contract motor carrier services, in which a combination of equipment and drivers is contractually committed to a particular customer, typically for a duration of at least one year, subject to certain cancellation rights. USA Truck has provided truckload motor carrier services since its inception, and continues to derive the largest portion of its gross revenue from these services.

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

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating revenue	2018	2017	2018	2017
Trucking revenue (1)	$85,685	$71,731	$164,531	$142,202
Trucking intersegment eliminations	(116)	(186)	(229)	(377)
Trucking operating revenue	85,569	71,545	164,302	141,825
USAT Logistics revenue	50,616	36,878	97,391	69,528
USAT Logistics intersegment eliminations	(804)	(1,065)	(1,299)	(2,325)
USAT Logistics operating revenue	49,812	35,813	96,092	67,203
Total operating revenue	$135,381	$107,358	$260,394	$209,028

(1)

Includes foreign revenue of $11.0 million and $20.9 million for the three and six months ended June 30, 2018, respectively, and $9.1 million and $17.9 million for the three and six months ended June 30, 2017, respectively. All foreign revenue is collected in U.S. dollars.

A summary of operating income (loss) by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating income (loss)	2018	2017	2018	2017
Trucking	$2,153	$(4,843)	$1,689	$(11,971)
USAT Logistics	2,158	1,877	5,014	2,606
Total operating income (loss)	$4,311	$(2,966)	$6,703	$(9,365)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Depreciation and amortization	2018	2017	2018	2017
Trucking	$7,299	$6,759	$14,325	$14,323
USAT Logistics	178	120	332	200
Total depreciation and amortization	$7,477	$6,879	$14,657	$14,523

NOTE 5 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants. The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares. As of June 30, 2018, 577,028 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
Accrued expenses	2018	2017
Salaries, wages and employee benefits	$5,569	$3,604
Federal and state tax accruals	4,995	3,587
Restructuring, impairment and other costs	--	770
Other (1)	934	1,147
Total accrued expenses	$11,498	$9,108

(1)	As of June 30, 2018 and December 31, 2017, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 7 – INSURANCE PREMIUM FINANCING

In October 2017, the Company executed an unsecured note payable for $4.1 million to a third-party financing company for a portion of the Company’s annual insurance premiums. The note, which is payable in installments of principal and interest of approximately $1.4 million, bears interest at 3.0% and matures in October 2018. The balance of the note payable as of June 30, 2018 was $1.3 million.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Revolving credit agreement	$54,950	$61,225

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

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that is triggered in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Also, certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 20%, or $34.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months.

The Company had borrowings of $0.7 million under the Swingline as of June 30, 2018. The average interest rate including all borrowings made under the Credit Facility as of June 30, 2018, was 3.62%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of June 30, 2018, the Company had outstanding $5.4 million in letters of credit and had approximately $68.2 million available to borrow under the Credit Facility.

Note 9 – LEASES AND Commitments

As of June 30, 2018, the future minimum payments, including interest, under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Capital leases, including interest component	$5,228	$12,317	$16,050	$327	$327	$1,578
Operating leases	5,894	8,135	4,792	729	235	371

CAPITAL LEASES

The Company leases certain equipment under capital leases with terms ranging from 15 to 60 months. Balances related to these capitalized leases are included in property and equipment in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands):

	Capitalized Costs	Accumulated Amortization	Net Book Value
June 30, 2018	$51,429	$16,308	$35,121
December 31, 2017	66,785	23,254	43,531

The Company has capitalized lease obligations relating to revenue equipment as of June 30, 2018 of $34.0 million, of which $8.0 million represents the current portion. Such leases have various termination dates extending through November 2024 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from nil to 3.11% as of June 30, 2018. The lease agreements require payment of property taxes, maintenance and operating and non-operating expenses. Amortization of capital leases was $1.2 million and $2.7 million for the three and six months ended June 30, 2018, respectively, and $1.7 million and $3.6 million for the three and six months ended June 30, 2017, respectively.

OPERATING LEASES

Rent expense associated with operating leases was $2.6 million and $5.6 million for the three and six months ended June 30, 2018, respectively, and $3.1 million and $5.6 million for the three and six months ended June 30, 2017, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in the “Equipment rent,” line item while rent expense relating to office equipment is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

During the quarter ended June 30, 2018, the Company completed a sale-leaseback transaction under which it sold certain owned trailers to an unrelated party for proceeds of $5.3 million and entered into an operating lease with the buyer for a term of six months. The $5.3 million was recorded in the “Other receivables” line item in the accompanying condensed consolidated balance sheet at June 30, 2018. Cash was received from the purchaser in early July. The Company recorded a liability of approximately $1.3 million representing the gain on the sale and will amortize such amount to earnings ratably over the lease term. The deferred gain is included in the “Deferred gain” line item in the accompanying condensed consolidated balance sheet.

OTHER COMMITMENTS

As of June 30, 2018, the Company had $54.2 million in commitments for purchases of both revenue and non-revenue equipment, of which none are cancellable. We anticipate funding these commitments with operating and financing cash flows.

NOTE 10 – INCOME tAXES

During the three months ended June 30, 2018 and 2017, the Company’s effective tax rate was 24.4% and 29.6%, respectively. During the six months ended June 30, 2018 and 2017, the Company’s effective tax rate was 25.7% and 33.0%, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for 2018 periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2018	2017	2018	2017
Net income (loss)	$2,544	$(2,846)	$3,579	$(7,736)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,205	8,028	8,141	8,028
Effect of dilutive securities:
Employee restricted stock	22	--	26	--
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	8,227	8,028	8,167	8,028
Basic earnings (loss) per share	$0.31	$(0.35)	$0.44	$(0.96)
Diluted earnings (loss) per share	$0.31	$(0.35)	$0.44	$(0.96)
Weighted average anti-dilutive employee restricted stock	99	--	61	2

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

NOTE 13 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

During first quarter of 2018, the Company’s Trucking maintenance facility in South Holland, Illinois was reopened, after having been closed in the first quarter of 2016. Accrued restructuring, impairment and other costs relating to the closure in the amount of $0.6 million were reversed during the three months ended March 31, 2018.

The following tables summarize the Company’s liabilities, charges, and cash payments related to the restructuring plan made during the six months ended June 30, 2018 (in thousands):

	Accrued Balance December 31, 2017	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance June 30, 2018
Compensation and benefits	$--	$--	$--	$--	$--
Facility closing expenses	770	(639)	(131)	--	--
Total	$770	$(639)	$(131)	$--	$--

	Three Months Ended June 30,		Six Months Ended June 30,
Costs incurred	2018	2017	2018	2017
Trucking	$--	$--	$(587)	$--
USAT Logistics	--	--	(52)	--
Total	$--	$--	$(639)	$--

On March 26, 2018, the Company announced the retirement of Mr. James A. Craig, the Company’s Executive Vice President, Chief Commercial Officer, and President – USAT Logistics. Effective March 23, 2018, in connection with Mr. Craig’s retirement, the Executive Compensation Committee (the “Committee”) approved a separation agreement (the “Separation Agreement”) with the following terms: (i) salary continuation through May 31, 2018, (ii) non-compete payments equal to his current salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, (iii) a prorated cash payment, if and to the extent earned, under the short-term cash incentive compensation program adopted by the Committee for 2018, and (iv) accelerated vesting of 5,488 shares of time-vested restricted stock of the Company scheduled to vest on July 30, 2018 and 5,488 shares of performance-vested restricted stock of the Company scheduled to vest on July 30, 2018 depending on performance relative to USAT Logistics performance goals. At June 30, 2018, the Company had accrued severance costs associated with the Mr. Craig’s retirement of approximately $0.4 million. Total costs associated with Mr. Craig’s retirement were $0.7 million and were recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the Company’s liabilities, charges, and cash payments related to executive severance agreements made during the six months ended June 30, 2018 (in thousands):

	Accrued Balance December 31, 2017	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance June 30, 2018
Severance costs included in salaries, wages and employee benefits	$35	$711	$(318)	$--	$428

	Three Months Ended June 30,		Six Months Ended June 30,
Costs incurred	2018	2017	2018	2017
Trucking	$--	$56	$484	$642
USAT Logistics	--	26	227	257
Total	$--	$82	$711	$899

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers,
●

future asset utilization, the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,

●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future effects of restructuring actions,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	future impact on expenses from growth in independent contractors and USAT Logistics,
●	future use of derivative financial instruments and the impact of increasing interest rates and diesel fuel costs,
●	our strategy,
●	our intention about the payment of dividends,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	expected liquidity and sources of capital resources, including the mix of capital and operating leases,
●	future size of our independent contractor fleet, and
●	future income tax rates

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

The key statistics used to evaluate Trucking segment performance, net of fuel surcharge revenue, include (i) base Trucking revenue per available tractor per week, (ii) base revenue per loaded mile, (iii) loaded miles per available tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of available tractors and (vii) adjusted operating ratio. In general, the Company’s loaded miles per available tractor per week, rate per mile and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are mostly beyond the Company’s control, as well as by its sales and marketing efforts, service levels and efficiency of its operations, over which the Company has significant control.

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

	Three Months Ended June 30,
	2018			2017
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$119,107	88.0%		$96,038	89.5%		24.0%
Fuel surcharge revenue	16,274	12.0		11,320	10.5		43.8
Operating revenue	$135,381	100.0%		$107,358	100.0%		26.1

Operating expenses	131,070	96.8	96.4%	110,324	102.8	103.0%	18.8
Operating income (loss)	4,311	3.2	3.6	(2,966)	(2.8)	(3.0)	245.3

Other expenses:
Interest expense	833	0.6		950	0.9		(12.3)
Other, net	113	0.1		128	0.1		(11.7)
Total other expenses, net	946	0.7		1,078	1.0		(12.2)
Income (loss) before income taxes	3,365	2.5		(4,044)	(3.8)		183.2
Income tax expense (benefit)	821	0.6		(1,198)	(1.1)		(168.5)

Consolidated net income (loss)	$2,544	1.9%		$(2,846)	(2.7)%		189.4%

	Six Months Ended June 30,
	2018			2017
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$229,386	88.1%		$185,866	88.9%		23.4%
Fuel surcharge revenue	31,008	11.9		23,162	11.1		33.9
Operating revenue	$260,394	100.0%		$209,028	100.0%		24.6

Operating expenses	253,691	97.4	97.0%	218,393	104.5	104.6%	16.2
Operating income	6,703	2.6	3.0	(9,365)	(4.5)	(4.6)	171.6

Other expenses:
Interest expense	1,651	0.6		1,953	0.9		(15.5)
Other, net	233	0.1		226	0.1		3.1
Total other expenses, net	1,884	0.7		2,179	1.0		(13.5)
Income before income taxes	4,819	1.9		(11,544)	(5.5)		141.7
Income tax expense (benefit)	1,240	0.5		(3,808)	(1.8)		(132.6)

Consolidated net income	$3,579	1.4%		$(7,736)	(3.7)%		146.3%

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

Consolidated Reconciliations

Adjusted operating ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating revenue	$135,381	$107,358	$260,394	$209,028
Less:
Fuel surcharge revenue	16,274	11,320	31,008	23,162
Base revenue	119,107	96,038	229,386	185,866
Operating expense	131,070	110,324	253,691	218,393
Adjusted for:
Severance costs in salaries, wages and employee benefits	--	(82)	(711)	(899)
Restructuring, impairment and other costs (reversal)	--	--	639	--
Fuel surcharge revenue	(16,274)	(11,320)	(31,008)	(23,162)
Adjusted operating expense	$114,796	$98,922	$222,611	$194,322
Operating ratio	96.8%	102.8%	97.4%	104.5%
Adjusted operating ratio	96.4%	103.0%	97.0%	104.6%

Adjusted earnings (loss) per diluted share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings (loss) per diluted share	$0.31	$(0.35)	$0.44	$(0.96)
Adjusted for:
Severance costs in salaries, wages and employee benefits	--	0.01	0.09	0.11
Restructuring, impairment and other costs (reversal)	--	--	(0.08)	--
Income tax expense (benefit) effect of adjustments	--	--	--	(0.04)
Adjusted earnings (loss) per diluted share	$0.31	$(0.34)	$0.45	$(0.89)

Segment Reconciliations

Trucking Segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$85,685	$71,731	$164,531	$142,202
Less: intersegment eliminations	116	186	229	377
Operating revenue	85,569	71,545	164,302	141,825
Less: fuel surcharge revenue	12,123	8,828	23,298	18,015
Base revenue	73,446	62,717	141,004	123,810
Operating expense	83,416	76,388	162,613	153,796
Adjusted for:
Severance costs in salaries, wages and employee benefits	--	(56)	(484)	(642)
Restructuring, impairment and other costs (reversal)	--	--	587	--
Fuel surcharge revenue	(12,123)	(8,828)	(23,298)	(18,015)
Adjusted operating expense	$71,293	$67,504	$139,418	$135,139
Operating ratio	97.5%	106.8%	99.0%	108.4%
Adjusted operating ratio	97.1%	107.6%	98.9%	109.2%

USAT Logistics Segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$50,616	$36,878	$97,391	$69,528
Less: intersegment eliminations	804	1,065	1,299	2,325
Operating revenue	49,812	35,813	96,092	67,203
Less: fuel surcharge revenue	4,151	2,492	7,710	5,147
Base revenue	45,661	33,321	88,382	62,056
Operating expense	47,654	33,936	91,078	64,597
Adjusted for:
Severance costs in salaries, wages and employee benefits	--	(26)	(227)	(257)
Restructuring, impairment and other costs (reversal)	--	--	52	--
Fuel surcharge revenue	(4,151)	(2,492)	(7,710)	(5,147)
Adjusted operating expense	$43,503	$31,418	$83,193	$59,193
Operating ratio	95.7%	94.8%	94.8%	96.1%
Adjusted operating ratio	95.3%	94.3%	94.1%	95.4%

Key Operating Statistics by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trucking:	2018	2017	2018	2017
Operating revenue (in thousands)	$85,569	$71,545	$164,302	$141,825
Operating income (loss) (in thousands) (1)	$2,153	$(4,843)	$1,689	$(11,971)
Operating ratio (2)	97.5%	106.8%	99.0%	108.4%
Adjusted operating ratio (3)	97.1%	107.6%	98.9%	109.2%
Total miles (in thousands) (4)	39,560	40,833	78,103	81,283
Deadhead percentage (5)	13.5%	12.8%	13.1%	13.0%
Base revenue per loaded mile	$2.145	$1.762	$2.078	$1.751
Average number of seated tractors (6)	1,558	1,584	1,546	1,573
Average number of available tractors (7)	1,638	1,672	1,628	1,663
Average number of in-service tractors (8)	1,668	1,722	1,661	1,713
Loaded miles per available tractor per week	1,608	1,637	1,612	1,644
Base revenue per available tractor per week	$3,449	$2,885	$3,350	$2,879
Average loaded miles per trip	522	560	532	569

USAT Logistics:
Operating revenue (in thousands)	$49,812	$35,813	$96,092	$67,203
Operating income (in thousands) (1)	$2,158	$1,877	$5,014	$2,606
Gross margin (in thousands) (9)	$7,513	6,620	15,397	11,979
Gross margin percentage (10)	15.1%	18.5%	16.0%	17.8%

(1)	Operating income (loss) is calculated by deducting operating expenses from operating revenue.
(2)	Operating ratio is calculated as operating expenses as a percentage of operating revenue.
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

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended June 30, 2018, Trucking operating revenue increased 19.6% to $85.6 million, compared to $71.5 million for the same period in 2017. Trucking base revenue increased 17.1% to $73.4 million, compared to $62.7 million for the second quarter of 2017. The increase in operating revenue was the result of a 21.7% increase in base rate per loaded mile, partially offset by a 3.8% decrease in loaded miles driven by a 1.6% decrease in average seated tractor count and a 70 basis point increase in deadhead percentage.

During the six months ended June 30, 2018, Trucking operating revenue increased 15.8% to $164.3 million, compared to $141.8 million for the same period of 2017. Trucking base revenue increased 13.9% to $141.0 million, from $123.8 million for the same period in 2017. The positive changes in operating revenue and base revenue were primarily attributable to an 18.7% increase in base rate per loaded mile paired with a 2.8% increase in number of Trucking shipments, offset by a 1.7% decrease in the average number of seated tractors and a 10 basis point increase in deadhead percentage. Looking ahead, the Company expects year-over-year improvements in rate per mile when compared to those experienced during the prior year due to the favorable relationship between industry capacity and demand and the implementation of Company initiatives.

Trucking operating income

For the second quarter of 2018, Trucking reported operating income of $2.2 million compared to an operating loss of $4.8 million for the same period in 2017, primarily resulting from a 19.6% increase in operating revenue caused by a 19.5% increase in base revenue per available tractor per week, offset by 9.2% higher operating expenses.

For the six months ended June 30, 2018, operating income increased 114.1% to $1.7 million from a loss of $12.0 million for the corresponding period in 2017, primarily resulting from the 15.8% increase in operating revenue driven by the increased base revenue per available tracter per week mentioned above and offset by a 5.7% increase operating expenses.

USAT Logistics operating revenue

For the three months ended June 30, 2018, USAT Logistics operating revenue increased 39.1% to $49.8 million compared to $35.8 million for the same period in 2017. The year-over-year change in operating revenue was the result of a 31.7% increase in revenue per load combined with a 5.6% increase in load volume.

For the six months ended June 30, 2018, operating revenue increased 43.0% to $96.1 million from $67.2 million, for the corresponding period in 2017, primarily resulting from a 38.0% increase in revenue per load, paired with a 3.6% increase in load volumes.

USAT Logistics operating income

USAT Logistics generated operating income of $2.2 million in the second quarter of 2018, an increase of $0.3 million, or 15.0%, compared to $1.9 million in the second quarter of 2017. As mentioned above, the 39.1% increase in operating revenue and 5.6% increase in load volume contributed primarily to the growth in operating income, but were offset by a 40.4% increase in operating expenses.

For the six months ended June 30, 2018, operating income increased 92.4% to $5.0 million from $2.6 million for the corresponding period in 2017. This change was the result of the 43.0% increase in operating revenue mentioned above, driven by the increased revenue per load and load volumes, offset by a 41.0% increase in operating expenses.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2018				2017				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2018 to 2017
Salaries, wages and employee benefits	$31,645	23.4%	26.5	% (1)	$29,221	27.2%	30.3	% (1)	8.3%
Fuel and fuel taxes	13,984	10.3	(1.9	) (2)	10,479	9.8	(0.9	) (2)	33.4
Depreciation and amortization	7,477	5.5	6.3		6,879	6.4	7.2		8.7
Insurance and claims	5,341	4.0	4.5		5,561	5.2	5.8		(4.0)
Equipment rent	2,151	1.6	1.8		2,633	2.5	2.7		(18.3)
Operations and maintenance	8,913	6.6	7.5		7,950	7.3	8.3		12.1
Purchased transportation	55,817	41.2	46.9		41,005	38.2	42.7		36.1
Operating taxes and licenses	1,262	0.9	1.0		1,024	1.0	1.1		23.2
Communications and utilities	677	0.5	0.6		598	0.6	0.6		13.2
Gain on disposal of assets, net	(395)	(0.3)	(0.3)		(77)	(0.1)	(0.1)		413.0
Other	4,198	3.1	3.5		5,051	4.6	5.3		(16.9)
Total operating expenses	$131,070	96.8%	96.4%		$110,324	102.8%	103.0%		18.8%

	Six Months Ended June 30,
	2018				2017				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2018 to 2017
Salaries, wages and employee benefits	$63,882	24.5%	27.5	% (1)	$59,860	28.6%	31.7	% (1)	6.7%
Fuel and fuel taxes	27,463	10.5	(1.6	) (2)	21,253	10.2	(1.0	) (2)	29.2
Depreciation and amortization	14,657	5.6	6.4		14,523	6.9	7.8		0.9
Insurance and claims	10,943	4.2	4.8		13,893	6.7	7.5		(21.2)
Equipment rent	4,869	1.9	2.1		4,747	2.3	2.6		2.6
Operations and maintenance	16,874	6.5	7.4		14,521	7.0	7.8		16.2
Purchased transportation	104,855	40.3	45.7		78,408	37.5	42.2		33.7
Operating taxes and licenses	1,764	0.7	0.8		1,974	0.9	1.1		(10.6)
Communications and utilities	1,390	0.5	0.6		1,264	0.6	0.7		10.0
Gain on disposal of assets, net	(564)	(0.2)	(0.3)		(337)	(0.2)	(0.2)		67.4
Restructuring, impairment and other costs (reversal)	(639)	(0.2)	--		--	--	--		--
Other	8,197	3.1	3.6		8,287	4.0	4.4		(1.1)
Total operating expenses	$253,691	97.4%	97.0%		$218,393	104.5%	104.6%		16.2%

(1)

Adjusted operating ratio is calculated as the applicable operating expense less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.

(2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits

The change in salaries, wages and employee benefits expense during the second quarter of 2018 was primarily due to the accrual of severance benefits related to the retirement of the Company’s Chief Commercial Officer, Mr. James A. Craig, increased employee benefit costs, and the establishment of an employee performance bonus program.

For the six months ended June 30, 2018, salaries, wages and employee benefits expense decreased more than 400 basis points as a percentage of operating revenue while increasing in terms of dollars spent. The decrease as a percentage of operating revenue was due to the 18.9% increase sequentially in the independent contractor fleet. The rate of compensation paid to Company drivers per mile has increased in recent periods and we expect this cost will increase in future periods due to driver pay increases, the most recent of which became effective during the second quarter of 2017. Management believes that the market for drivers will remain tight, and as such, expects driver wages and hiring expenses, which include recruiting and advertising costs, to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet. This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which costs are reflected in purchased transportation.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers. The increases in fuel and fuel taxes for the three and six month periods ended June 30, 2018 resulted from a 25.3% increase in average diesel fuel prices per gallon year over year, as reported by the DOE, offset by a 3-4% decrease in total revenue miles for both quarter and year to date when compared to the same periods in 2017. The Company has undertaken fuel efficiency initiatives, such as installing trailer skirts, idle control, more fuel-efficient engines and implementing driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics. In addition, the mix of capital and operating leases will cause fluctuations on a line item basis between equipment rent expense and depreciation and amortization expense. For the three month period ended June 30, 2018, equipment rent expense decreased due to an operational rebate on our leased tractors.

The decrease in depreciation and amortization expense as a percentage of both operating and base revenue for the three and six month periods ended June 30, 2018, as compared to the same period in 2017, is primarily attributable to a smaller Company fleet. For the six month period ended June 30, 2018, equipment rent expense increased due to the increased use of operating leases on trailers. The Company intends to continue to focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives. Further, the acquisition costs of new revenue equipment could increase due to the continued implementation of emissions requirements and the inclusion of improved safety and fuel efficiency features. As a result, management expects to see an increase in depreciation and amortization expense from new tractors, and expects equipment rent to increase as the use of operating leases increases.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims and insurance premiums and self-insured amounts. For the three months ended June 30, 2018, the decrease in insurance and claims expense year over year was largely attributable to the more normalized expense for the current quarter compared to a large actuarial adjustment made during second quarter 2017.

As mentioned above, the decrease in insurance and claims expense during the six months ended June 30, 2018 is the result of having a more normal insurance expense during the current period when compared to the same period in 2017, in which a $3.0 million actuarial adjustment as recorded stemming from adverse development in our prior year claim layers. The Company expects insurance and claims expense to continue to be volatile over the long-term. In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the Company’s insurance and claims expense could increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  Operations and maintenance expense increased for the three months ended June 30, 2018, due to heightened maintenance costs on the Company fleet, which is comprised of older, revenue equipment that tends to have higher maintenance costs.  Delays in OEM tractor deliveries during the quarter have slowed down the receipt of new tractors that management believes may reduce maintenance costs in the future.

For the six month period ended June 30, 2018, the increase in operations and maintenance expense was primarily the result of increased repair costs on the Company fleet, which is currently comprised of older, revenue equipment that tends to have higher maintenance costs.  Delays in OEM tractor deliveries have contributed to the increase in this line item.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties. For the second quarter of 2018, purchased transportation expense increased primarily due to an increase in USAT Logistics freight volumes when compared to the same period in 2017.

For the six months ended June 30, 2018, the increase in purchased transportation expense was primarily due to increased freight volumes in USAT Logistics. Moving forward, the Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which, if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of expected regulatory changes. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift), and growth of USAT Logistics will shift, expenses to the “Purchased transportation” line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance and capital expenditures.

Gain on disposal of assets, net

During the three and six months ended June 30, 2018, gain on disposal of assets, net, increased when compared to the same periods in 2017. Management believes the used equipment market may continue to show volatility in 2018 and beyond.

Other expenses

The decreases in other expenses during the three and six months ended June 30, 2018 were primarily resulting from a decrease in professional services costs and corporate hiring and relocation expenses.

Restructuring, impairment and other costs (reversal)

See Note 13 to the condensed consolidated financial statements for discussion of restructuring, impairment and other costs, which discussion is incorporated herein by reference.

Interest expense

For both the three and six months ended June 30, 2018, interest expense decreased primarily due to reduced outstanding borrowings. As of June 30, 2018, the Company decreased its debt outstanding on the Credit Facility by approximately $6.3 million, as compared to December 31, 2017. See Note 8 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense

During the three months ended June 30, 2018 and 2017, the Company’s effective tax rate was 24.4% and 29.6%, respectively. During the six months ended June 30, 2018 and 2017, the Company’s effective tax rate was 25.7% and 33.0%, respectively. The Company’s effective tax rate for the 2018 periods, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant. Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings (losses) and in the number of drivers who elect to participate in the per diem program.

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, average diesel fuel prices per gallon, as reported by the DOE, increased 25.3% and 21.4%, respectively, for the three and six month periods ended June 30, 2018, compared to the same periods in 2017.

As of June 30, 2018, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of June 30, 2018, the Company had total stockholders’ equity of $70.1 million and total debt and capital leases including current maturities and insurance premium financing, of $90.3 million, resulting in a total debt, less cash, to total capitalization ratio of 56.3% compared to 61.7% as of December 31, 2017.

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

As of June 30, 2018, the Company had $54.2 million in commitments for the acquisition of both revenue and non-revenue equipment, none of which are cancellable. We anticipate funding these commitments with operating and financing cash flows.

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

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that is triggered in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments. Also, certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20% of the lenders’ total commitments. Management believes the Company’s excess availability will not fall below 20%, or $34.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months.

Long-term debt, financing notes and capital leases decreased to $90.3 million, a decrease of $17.2 million from $107.5 million at December 31, 2017. As of June 30, 2018, the Company had outstanding $5.4 million in letters of credit and had approximately $68.2 million available to borrow under the Credit Facility. Net of cash, debt represented 56.3% of total capitalization. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$18,428	$9,462
Net cash (used in) provided by investing activities	(1,522)	17,368
Net cash used in financing activities	(16,948)	(26,786)

Operating Activities – Net cash provided by operating activities increased by approximately $9.0 million in the first six months of 2018, compared to the same period in 2017.  This increase was primarily the result of an approximate $11.3 million increase in net income and an approximate $3.3 million decrease in deferred income tax liability, offset by $7.4 million change in receivables and an approximately $9.5 million increase in accounts payable and accrued liabilities.

Investing Activities – For the six months ended June 30, 2018, net cash used in investing activities was $1.5 million, compared to $17.4 million provided by investing activities during the same period in 2017.  The $18.9 million decrease in cash provided by investing activities primarily reflects $11.0 million of proceeds from a sale leaseback undertaken in first quarter 2017, combined with an approximately $7.1 million decrease in the proceeds from the sale of property and equipment in the 2018 period compared to the 2017 period, offset by an approximately $0.8 million decrease in capital expenditures for the 2018 period.

Financing Activities – Cash used in financing activities was $16.9 million for the six months ended June 30, 2018, compared to $26.8 million used by financing activities during the same period in 2017. The $9.8 million decrease in cash used in financing activities was primarily attributable to increased borrowings of long-term debt of $5.6 million, a $2.5 million change in bank drafts payable, and approximately $1.8 million decrease in net payments on long-term debt and capital lease obligations. At June 30, 2018, the Company had borrowings of long-term debt, financing notes and capital leases of $90.3 million, down from $107.5 million at December 31, 2017.

Debt and Capitalized Lease Obligations

See Notes 7, 8 and 9 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility, capital lease obligations and other financing arrangements.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for equipment used in operations, office equipment and certain facilities. As of June 30, 2018, the Company leased certain revenue equipment, facilities and information technology software under operating leases. Assets held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such assets are reflected in the condensed consolidated statements of operations and comprehensive income (loss) in the “Equipment rent” and, for office equipment, in the “Operations and maintenance” line items. Equipment rent expense related to the Company’s revenue equipment operating leases was $2.2 million and $2.6 million for the three months ended June 30, 2018, and 2017, respectively. Rent expense related to the Company’s revenue equipment operating leases was $4.9 million and $4.7 million for the six months ended June 30, 2018, and 2017, respectively.

Rent expense related to the other equipment and facilities leases was $0.4 million for both the three month periods ended June 30, 2018, and 2017, respectively. Rent expense related to the other equipment and facilities leases was $0.8 million for both the six month periods ended June 30, 2018, and 2017, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

The following table represents outstanding contractual obligations for rent expense under operating leases as of June 30, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-Revenue equipment	$2,076	$667	$872	$332	$205
Revenue equipment	18,080	5,227	12,055	632	166
Total rental obligations	$20,156	$5,894	$12,927	$964	$371

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its condensed consolidated financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the six months ended June 30, 2018, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the LIBOR plus, in each case, a certain percentage determined based on a pricing grid that is determined quarterly based on the Company’s consolidated fixed charge coverage ratio. As of June 30, 2018, the Company had $55.0 million outstanding pursuant to its Credit Facility, excluding letters of credit of $5.4 million. Assuming the outstanding balance as of June 30, 2018 remained constant; a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.6 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of June 30, 2018, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2018, a 10% increase in the average price per gallon would result in an increase of approximately $1.4 million in fuel expense before taking into account application of the Company’s fuel surcharge program.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the PEO and PFO have concluded that as of June 30, 2018 the Company’s disclosure controls and procedures are effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has confidence in the Company’s internal controls and procedures. Nevertheless, management, including the PEO and PFO, understand that the Company’s disclosure procedures and controls and its internal controls cannot prevent all errors or intentional fraud. An internal controls system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, have been, or will be, detected.

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

10.1*	#	Employment Letter between the Company and Timothy W. Guin
10.2*	#	Executive Severance and Change in Control Agreement between the Company and Timothy W. Guin, dated April 23, 2018
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*	Management contract or compensatory plan, contract or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	July 27, 2018	By:	/s/ James D. Reed
(Signature) James D. Reed
President and Chief Executive Officer

Date:	July 27, 2018	By:	/s/ Jason R. Bates
(Signature) Jason R. Bates
Executive Vice President and Chief Financial Officer