Form 10-Q
period 2018-09-30
USA TRUCK INC
filed 2018-10-26
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock, as of October 19, 2018, was 8,361,805.

USA TRUCK, INC.

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) –Three and nine months ended September 30, 2018 and September 30, 2017	3
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) – Nine months ended September 30, 2018	4
	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2018 and September 30, 2017	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3.	Quantitative and Qualitative Disclosures About Market Risk	27
4.	Controls and Procedures	28
	PART II – OTHER INFORMATION
1.	Legal Proceedings	28
1A.	Risk Factors	28
2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
3.	Defaults Upon Senior Securities	29
4.	Mine Safety Disclosures	29
5.	Other Information	29
6.	Exhibits	30
	Signatures	31

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
USA TRUCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$6	$71
Accounts receivable, net of allowance for doubtful accounts of $544 and $639, respectively	57,847	55,138
Other receivables	3,514	2,787
Inventories	433	458
Assets held for sale	1,882	112
Prepaid expenses and other current assets	3,933	6,025
Total current assets	67,615	64,591
Property and equipment:
Land and structures	31,901	31,452
Revenue equipment	234,892	252,484
Service, office and other equipment	27,486	26,209
Property and equipment, at cost	294,279	310,145
Accumulated depreciation and amortization	(109,849)	(122,329)
Property and equipment, net	184,430	187,816
Other assets	1,277	1,448
Total assets	$253,322	$253,855
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,813	$24,332
Current portion of insurance and claims accruals	17,089	13,552
Accrued expenses	10,492	9,108
Current maturities of capital leases	10,299	12,929
Insurance premium financing	—	4,115
Total current liabilities	64,693	64,036
Deferred gain	770	480
Long-term debt	46,000	61,225
Capital leases, less current maturities	39,964	29,216
Deferred income taxes	19,815	21,136
Insurance and claims accruals, less current portion	8,242	11,274
Total liabilities	179,484	187,367
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,011,877 shares, and 12,142,391 shares, respectively	120	121
Additional paid-in capital	66,355	68,667
Retained earnings	72,339	65,460
Less treasury stock, at cost (3,711,551 shares, and 3,853,064 shares, respectively)	(64,976)	(67,760)
Total stockholders’ equity	73,838	66,488
Total liabilities and stockholders’ equity	$253,322	$253,855

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Operating revenue	$132,583	$114,235	$392,977	$323,263

Operating expenses
Salaries, wages and employee benefits	31,540	29,813	95,423	89,674
Fuel and fuel taxes	13,823	11,759	41,286	33,012
Depreciation and amortization	6,735	6,790	21,392	21,313
Insurance and claims	5,946	5,344	16,889	19,236
Equipment rent	2,916	2,703	7,785	7,449
Operations and maintenance	8,237	8,259	25,111	22,780
Purchased transportation	52,640	42,543	157,495	120,951
Operating taxes and licenses	1,136	972	2,900	2,946
Communications and utilities	674	679	2,064	1,943
Gain on disposal of assets, net	(901)	(215)	(1,466)	(551)
Restructuring, impairment and other costs (reversal)	—	—	(639)	—
Other	4,034	3,784	12,231	12,071
Total operating expenses	126,780	112,431	380,471	330,824
Operating income (loss)	5,803	1,804	12,506	(7,561)

Other expenses
Interest expense, net	811	970	2,462	2,922
Other, net	420	86	653	311
Total other expenses, net	1,231	1,056	3,115	3,233
Income (loss) before income taxes	4,572	748	9,391	(10,794)
Income tax expense (benefit)	1,272	339	2,512	(3,469)

Consolidated net income (loss) and comprehensive income (loss)	$3,300	$409	$6,879	$(7,325)

Net earnings (loss) per share
Average shares outstanding (basic)	8,223	8,027	8,170	8,029
Basic earnings (loss) per share	$0.40	$0.05	$0.84	$(0.91)

Average shares outstanding (diluted)	8,240	8,039	8,193	8,029
Diluted earnings (loss) per share	$0.40	$0.05	$0.84	$(0.91)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at December 31, 2017	12,142	$121	$68,667	$65,460	$(67,760)	$66,488
Issuance of treasury stock	—	—	(2,784)	—	2,784	—
Stock-based compensation	—	—	605	—	—	605
Restricted stock award grant	—	—	—	—	—	—
Forfeited restricted stock	(128)	(1)	1	—	—	—
Net share settlement related to restricted stock vesting	(2)	—	(134)	—	—	(134)
Net income	—	—	—	6,879	—	6,879
Balance at September 30, 2018	12,012	$120	$66,355	$72,339	$(64,976)	$73,838

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$6,879	$(7,325)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,392	21,313
Deferred income tax, net	(1,321)	(5,885)
Share-based compensation	605	289
Gain on disposal of assets, net	(1,466)	(551)
Reversal of previously recorded restructuring, impairment and other costs	(639)	—
Other	290	(121)
Changes in operating assets and liabilities:
Accounts receivable	(3,436)	(1,766)
Inventories and prepaid expenses	2,117	2,722
Accounts payable and accrued liabilities	3,833	9,471
Insurance and claims accruals	505	1,937
Other long-term assets and liabilities	171	164
Net cash provided by operating activities	$28,930	$20,248

Investing activities:
Capital expenditures	(12,787)	(7,645)
Proceeds from sale of property and equipment	8,776	9,306
Proceeds from operating sale leaseback	5,323	10,980
Net cash provided by investing activities	$1,312	$12,641

Financing activities:
Borrowings under long-term debt	28,210	20,755
Payments on long-term debt	(47,550)	(44,065)
Payments on capitalized lease obligations	(11,564)	(8,205)
Net change in bank drafts payable	731	(1,249)
Net payments for tax withholdings for vested stock-based awards	(134)	4
Issuance of treasury stock	—	(58)
Net cash used in financing activities	$(30,307)	$(32,818)

(Decrease) increase in cash	(65)	71
Cash:
Beginning of period	71	122
End of period	$6	$193

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,469	$2,908
Income taxes	3,586	138

Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	$60	$—

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

References to the “Company,” “we,” “us,” “our” or similar terms refer to USA Truck, Inc. and its subsidiary.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), which supersedes nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-9 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-9 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under previous GAAP.  Transportation revenue within our USAT Logistics segment under the new standard changed from recognition of revenue at completion of delivery to recognizing revenue proportionately as the transportation services are performed.  This change did not materially impact our operations or IT infrastructure.  In our Trucking segment, where revenue is recognized as services are provided, revenue recognition remained the same.  The Company adopted ASU 2014-9 effective January 1, 2018 using the modified retrospective method. The effect of adoption was immaterial to retained earnings at January 1, 2018 and to net income for the three and nine month periods ended September 30, 2018.

In February 2016, the FASB issued ASU No. 2016-2, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard, which will become effective for the Company beginning with the first quarter of 2019, requires a modified retrospective transition approach and includes a number of practical expedients. The Company expects the adoption of this standard to have a material impact on our consolidated balance sheets, but not our statement of operations. The Company expects to elect the transition relief practical expedient described under ASU 2018-11 and not recast comparative periods in the transition to ASC 842. See Note 9 for further discussion of our lease types and positions.

NOTE 3 – REVENUE

Revenue is measured based upon consideration specified in a contract with a customer. The Company recognizes revenue over time, as contractual performance obligations are satisfied by transferring the benefit of the service to our customer. The benefit is transferred to the customer as the service is provided and revenue is recognized accordingly via time-based metrics. A corresponding contract asset of $1.9 million was recorded in the September 30, 2018 balance sheet in the Accounts receivable line item. The Company is entitled to receive payment as it satisfies performance obligations with customers. The amount of remaining performance obligations relating to loads in process at 11:59 pm as of September 30, 2018, was deemed to be immaterial. Our business consists of two reportable segments, Trucking and USAT Logistics. For more detailed information about our reportable segments, see Note 4.

The Company’s revenue types are line haul, fuel surcharge and accessorial. Line haul revenue represents the majority of our revenue and consists of fees earned for freight transportation, excluding fuel surcharge. Fuel surcharge revenue consists of additional fees earned by the Company in connection with the performance of line haul services to partially or completely offset the cost of fuel. Accessorial revenue consists of ancillary services `provided by the Company, including but not limited to, stop-off charges, loading and unloading charges, tractor or trailer detention charges, expedited charges, repositioning charges, etc. These accessorial charges are recognized as revenue throughout the service provided. The following tables set forth revenue disaggregated by revenue type and segment (in thousands):

	Three Months Ended September 30,
Revenue type	2018			2017
	Trucking	USAT Logistics	Total	Trucking	USAT Logistics	Total
Freight	$71,774	$41,746	$113,520	$65,869	$34,012	$99,881
Fuel surcharge	11,880	4,102	15,982	9,540	2,309	11,849
Accessorial	1,875	1,206	3,081	1,041	1,464	2,505
Total	$85,529	$47,054	$132,583	$76,450	$37,785	$114,235

	Nine Months Ended September 30,
Revenue type	2018			2017
	Trucking	USAT Logistics	Total	Trucking	USAT Logistics	Total
Freight	$211,503	$126,848	$338,351	$187,384	$94,856	$282,240
Fuel surcharge	35,178	11,812	46,990	27,555	7,456	35,011
Accessorial	3,150	4,486	7,636	3,336	2,676	6,012
Total	$249,831	$143,146	$392,977	$218,275	$104,988	$323,263

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

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating revenue	2018	2017	2018	2017
Trucking revenue (1)	$86,801	$76,811	$251,332	$219,013
Trucking intersegment eliminations	(1,272)	(361)	(1,501)	(738)
Trucking operating revenue	85,529	76,450	249,831	218,275
USAT Logistics revenue	49,136	41,907	146,527	111,435
USAT Logistics intersegment eliminations	(2,082)	(4,122)	(3,381)	(6,447)
USAT Logistics operating revenue	47,054	37,785	143,146	104,988
Total operating revenue	$132,583	$114,235	$392,977	$323,263

(1)
Includes foreign revenue of $10.6 million and $31.6 million for the three and nine months ended September 30, 2018, respectively, and $9.6 million and $27.2 million for the three and nine months ended September 30, 2017, respectively. All foreign revenue is collected in U.S. dollars.

A summary of operating income (loss) by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income (loss)	2018	2017	2018	2017
Trucking	$2,605	$(1,194)	$4,294	$(13,165)
USAT Logistics	3,198	2,998	8,212	5,604
Total operating income (loss)	$5,803	$1,804	$12,506	$(7,561)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization	2018	2017	2018	2017
Trucking	$6,562	$6,659	$20,887	$20,982
USAT Logistics	173	131	505	331
Total depreciation and amortization	$6,735	$6,790	$21,392	$21,313

NOTE 5 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants. The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares. As of September 30, 2018, 591,345 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

Accrued expenses	September 30, 2018	December 31, 2017
Salaries, wages and employee benefits	$6,145	$3,604
Federal and state tax accruals	2,967	3,587
Restructuring, impairment and other costs	—	770
Other (1)	1,380	1,147
Total accrued expenses	$10,492	$9,108

(1)	As of September 30, 2018 and December 31, 2017, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 7 – INSURANCE PREMIUM FINANCING

In October 2017, the Company executed an unsecured note payable for $4.1 million to a third-party financing company for a portion of the Company’s annual insurance premiums. The note was payable in installments of principal and interest of approximately $1.4 million and was paid in full during the quarter ended September 30, 2018.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit agreement	$46,000	$61,225

In February 2015, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (“Agent”).

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five year facility scheduled to terminate on February 5, 2020. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin between 0.25% and 1.00% that is adjusted quarterly based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.25% and 2.00% that is adjusted two days prior to each 30-day interest period for a term equivalent to such period based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swingline sub-facility (the “Swingline”) in an aggregate amount of $20.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

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

The Company had no borrowings under the Swingline as of September 30, 2018. The average interest rate including all borrowings made under the Credit Facility as of September 30, 2018, was 3.65%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of September 30, 2018, the Company had outstanding $5.4 million in letters of credit and had approximately $76.2 million available to borrow under the Credit Facility.

NOTE 9 – LEASES AND COMMITMENTS

As of September 30, 2018, the future minimum payments, including interest, under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Capital leases, including interest component	$2,634	$15,457	$19,266	$3,542	$4,416	$9,199
Operating leases	2,855	8,277	4,817	753	349	459

CAPITAL LEASES

The Company leases certain equipment under capital leases with terms ranging from 15 months to 60 months. Balances related to these capitalized leases are included in the "Property and Equipment" line item in the accompanying condensed consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands):

	Capitalized Costs	Accumulated Amortization	Net Book Value
September 30, 2018	$64,551	$14,691	$49,860
December 31, 2017	66,785	23,254	43,531

The Company has capitalized lease obligations relating to revenue equipment as of September 30, 2018 of $50.3 million, of which $10.3 million represents the current portion. Such leases have various termination dates extending through November 2024 and contain renewal or fixed price purchase options. The effective interest rates on the leases range from nil to 2.18% as of September 30, 2018. The lease agreements require payment of property taxes, maintenance and operating and non-operating expenses. Amortization of capital leases was $1.4 million and $4.2 million for the three and nine months ended September 30, 2018, respectively, and $1.6 million and $5.2 million for the three and nine months ended September 30, 2017, respectively. As of the nine months ended September 30, 2018, the Company has entered into $19.7 million dollars of non-cash capitalized lease obligations as compared to $2.8 million at September 30, 2017.

OPERATING LEASES

Rent expense associated with operating leases was $3.3 million and $8.9 million for the three and nine months ended September 30, 2018, respectively, and $3.2 million and $8.7 million for the three and nine months ended September 30, 2017, respectively. Rent expense relating to tractors, trailers and other operating equipment is included in the Equipment rent,” line item while rent expense relating to office equipment is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

During the second quarter of 2018, the Company completed a sale-leaseback transaction under which it sold certain owned trailers to an unrelated party for proceeds of $5.3 million and entered into an operating lease with the buyer for a term of six months. The $5.3 million of proceeds due to the Company was recorded in the “Other receivables” line item in the accompanying condensed consolidated balance sheet, and was received from the purchaser in early July 2018. The Company recorded a liability of approximately $1.3 million representing the gain on the sale and will amortize such amount to earnings ratably over the lease term. This deferred gain is included in the “Deferred gain” line item in the accompanying condensed consolidated balance sheet.

OTHER COMMITMENTS

As of September 30, 2018, the Company had $24.4 million in noncancellable commitments for purchases of both revenue and non-revenue equipment. We anticipate funding these commitments with operating and financing cash flows.

NOTE 10 – INCOME TAXES

During the three months ended September 30, 2018 and 2017, the Company’s effective tax rate was 27.8% and 45.3%, respectively. During the nine months ended September 30, 2018 and 2017, the Company’s effective tax rate was 26.7% and 32.1%, respectively. The Company’s effective tax rate for the 2018 periods, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for 2018 periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2018	2017	2018	2017
Net income (loss)	$3,300	$409	$6,879	$(7,325)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,223	8,027	8,170	8,029
Effect of dilutive securities:
Employee restricted stock	17	12	23	—
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,240	8,039	8,193	8,029
Basic earnings (loss) per share	$0.40	$0.05	$0.84	$(0.91)
Diluted earnings (loss) per share	$0.40	$0.05	$0.84	$(0.91)
Weighted average anti-dilutive employee restricted stock	106	—	72	2

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

NOTE 13 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

During first quarter of 2018, the Company’s Trucking maintenance facility in South Holland, Illinois was reopened, after having been closed in the first quarter of 2016. As a result, accrued restructuring, impairment and other costs relating to the closure in the amount of $0.6 million were reversed during the three months ended March 31, 2018.

The following tables summarize the Company’s liabilities, charges, and cash payments related to the restructuring plan made during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Accrued Balance December 31, 2017	Costs Incurred, Net of Adjustments	Payments	Expenses/ Charges	Accrued Balance September 30, 2018
Compensation and benefits	$—	$—	$—	$—	$—
Facility closing expenses	770	(639)	(131)	—	—
Total	$770	$(639)	$(131)	$—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
Costs incurred	2018	2017	2018	2017
Trucking	$—	$—	$(587)	$—
USAT Logistics	—	—	(52)	—
Total	$—	$—	$(639)	$—

On March 26, 2018, the Company announced the retirement of Mr. James A. Craig, the Company’s Executive Vice President, Chief Commercial Officer, and President – USAT Logistics. Effective March 23, 2018, in connection with Mr. Craig’s retirement, the Executive Compensation Committee (the “Committee”) approved a separation agreement (the “Separation Agreement”) with the following terms: (i) salary continuation through May 31, 2018, (ii) non-compete payments equal to his current salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, (iii) a prorated cash payment, if and to the extent earned, under the short-term cash incentive compensation program adopted by the Committee for 2018, and (iv) accelerated vesting of 5,488 shares of time-vested restricted stock of the Company scheduled to vest on July 30, 2018 and 5,488 shares of performance-vested restricted stock of the Company scheduled to vest on July 30, 2018 depending on performance relative to USAT Logistics performance goals. At September 30, 2018, the Company had accrued severance costs associated with the Mr. Craig’s retirement of approximately $0.4 million. Total costs associated with Mr. Craig’s retirement were $0.7 million and were recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the Company’s liabilities, charges, and cash payments related to executive severance agreements made during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Accrued Balance December 31, 2017	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance September 30, 2018
Severance costs included in salaries, wages and employee benefits	$35	$711	$(393)	$—	$353

	Three Months Ended September 30,		Nine Months Ended September 30,
Costs incurred	2018	2017	2018	2017
Trucking	$—	$56	$484	$642
USAT Logistics	—	26	227	257
Total	$—	$82	$711	$899

NOTE 14 – SUBSEQUENT EVENT

On October 18, 2018, the Company entered into an Equity Purchase Agreement (the “Agreement”) with the equity holders (collectively, “Sellers”) of Davis Transfer Company Inc., a Georgia corporation (“DTC”), Davis Transfer Logistics Inc., a Georgia corporation (“DTL”), and B & G Leasing, L.L.C., a Georgia limited liability company (“B & G,” and collectively with DTC and DTL, “Davis”). Davis is a dry-van truckload carrier headquartered in Carnesville, Georgia, with operations primarily in the southeastern United States.

Pursuant to the Agreement, the Company purchased all of Davis’ issued and outstanding equity interests from the Sellers in a cash-free, debt-free transaction (the “Transaction”). The Company paid cash of $52.25 million and Company stock of $750,000 for the acquisition of Davis. The purchase price is subject to a customary working capital adjustment post-closing. The Agreement contains customary representations, warranties, covenants, and indemnification provisions, including an escrow to secure Sellers’ indemnification obligations to the Company.

The cash consideration payable to Sellers was funded pursuant to a draw on the Company’s existing Credit facility. In connection with the Transaction, on October 18, 2018, the Company entered into a joinder agreement with Bank of America, National Association, which joined Davis to the Company’s existing Credit facility.

As of October 18, 2018, upon closing of the Davis Transfer acquisition, the Company had approximately $44.3 million available to borrow under its Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of earnings, revenue, costs, or other financial items;

•	any statement of projected future operations or processes;

•	any statement of plans, strategies, goals, and objectives of management for future operations;

•	any statement concerning acquisitions, or proposed new services or developments;

•	any statement regarding future economic conditions or performance; and

•	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

•	future driver market,

•	future ability to grow market share,

•	future driver and customer-facing employee compensation,

•	future ability and cost to recruit and retain drivers,

•
future asset utilization, the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,

•	future safety performance,

•	future profitability,

•	future industry capacity,

•	future effects of restructuring actions,

•	future pricing rates and freight network,

•	future fuel prices and surcharges, fuel efficiency and hedging arrangements,

•	future insurance and claims and litigation expense,

•	future salaries, wages and employee benefits costs,

•	future purchased transportation use and expense,

•	future operations and maintenance costs,

•	future USAT Logistics growth and profitability,

•	future impact on expenses from growth in independent contractors and USAT Logistics,

•	future use of derivative financial instruments and the impact of increasing interest rates and diesel fuel costs,

•	our strategy,

•	our intention about the payment of dividends,

•	inflation,

•	future indebtedness,

•	future liquidity and borrowing availability and capacity,

•	the impact of pending and future litigation and claims,

•	future availability and compliance with covenants under our revolving credit facility,

•	expected amount and timing of capital expenditures,

•	expected liquidity and sources of capital resources, including the mix of capital and operating leases,

•	future size of our independent contractor fleet, and

•	future income tax rates

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” ”would,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A, Risk Factors,” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and other filings with the Securities and Exchange Commission (the “SEC”).

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

Revenue for the Company’s Trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by the rates per mile received from customers, the number of tractors in operation, and the number of revenue-generating miles per tractor. The Company supplements its Trucking operating revenue by charging for fuel surcharge and ancillary services such as stop-off charges, loading and unloading activities, tractor and trailer detention, expedited charges, repositioning charges and other similar services.

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

The USAT Logistics segment is non-asset based and is dependent upon skilled employees, information systems and third-party capacity providers. The largest expense related to the USAT Logistics segment is purchased transportation expense. Other operating expenses consist primarily of salaries, wages and employee benefits. The Company evaluates the financial performance of the USAT Logistics segment by reviewing gross margin (USAT Logistics operating revenue less purchased transportation expense) and the gross margin percentage (USAT Logistics operating revenue less purchased transportation expense expressed as a percentage of USAT Logistics operating revenue). The gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity. USAT Logistics often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins.

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

	Three Months Ended September 30, 2018
	2018			2017
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$116,601	87.9%		$102,386	89.6%		13.9%
Fuel surcharge revenue	15,982	12.1		11,849	10.4%		34.9%
Operating revenue	$132,583	100%		$114,235	100.0%		16.1%

Operating expenses	126,780	95.6%	95.0%	112,431	98.4%	98.2%	12.8%
Operating (loss) income	5,803	4.4%	5.0%	1,804	1.6%	1.8%	221.7%

Other expenses:
Interest expense	811	0.6%		970	0.8%		(16.4)%
Other, net	420	0.3%		86	0.1%		388.4%
Total other expenses, net	1,231	0.9%		1,056	0.9%		(16.6)%
Income (loss) before income taxes	4,572	3.4%		748	0.7%		511.2%
Income tax (benefit) expense	1,272	0.9%		339	0.3%		275.2%

Consolidated net income	$3,300	2.5%		$409	0.4%		236.0%

	Nine Months Ended September 30, 2018
	2018			2017
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$345,987	88.0%		$288,252	89.2%		20.0%
Fuel surcharge revenue	46,990	12.0%		35,011	10.8%		34.2%
Operating revenue	$392,977	100.0%		$323,263	100.0%		21.6%

Operating expenses	380,471	96.8%	96.4%	330,824	102.3%	102.6%	15.0%
Operating (loss) income	12,506	3.2%	3.6%	(7,561)	(2.3)%	(2.6)%	265.4%

Other expenses:
Interest expense	2,462	0.6%		2,922	0.9%		(15.7)%
Other, net	653	0.2%		311	0.1%		110.0%
Total other expenses, net	3,115	0.8%		3,233	1.0%		(3.6)%
Income (loss) before income taxes	9,391	2.4%		(10,794)	(3.3)%		187.0%
Income tax expense (benefit)	2,512	0.6%		(3,469)	(1.1)%		172.4%

Consolidated net income (loss)	$6,879	1.8%		$(7,325)	(2.3)%		193.9%

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

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs and severance costs included in salaries, wages and employee benefits, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted earnings (loss) per diluted share is defined as net income (loss) per share plus the per share impact of restructuring, impairment and other, severance costs included in salaries, wages and employee benefits, and transaction costs related to acquisition, less the per share tax impact of those adjustments using a statutory income tax rate. The per share impact of each item is determined by dividing it by the weighted average diluted shares outstanding.

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

Consolidated Reconciliations

Adjusted operating ratio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenue	132,583	114,235	392,977	323,263
Less:
Fuel surcharge revenue	(15,982)	(11,849)	(46,990)	(35,011)
Base revenue	116,601	102,386	345,987	288,252
Operating expense	126,780	112,431	380,471	330,824
Adjusted for:
Severance costs in salaries, wages and employee benefits	—	(31)	(711)	(930)
Restructuring, impairment and other costs (reversal)	—	—	639	—
Fuel surcharge revenue	(15,982)	(11,849)	(46,990)	(35,011)
Adjusted operating expense	110,798	100,551	333,409	294,883
Operating ratio	95.6%	98.4%	96.8%	102.3%
Adjusted operating ratio	95.0%	98.2%	96.4%	102.3%

Adjusted earnings (loss) per diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings (loss) per diluted share	$0.40	$0.05	$0.84	$(0.91)
Adjusted for:
Severance costs in salaries, wages and employee benefits	—	—	0.09	0.12
Restructuring, impairment and other costs (reversal)	—	—	(0.08)	—
Transaction costs relating to acquisition	0.04	—	0.04	—
Income tax effect of adjustments	(0.01)	—	(0.01)	(0.04)
Adjusted earnings (loss) per diluted share	$0.43	$0.05	$0.88	$(0.83)

Segment Reconciliations

Trucking Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$86,801	$76,811	$251,332	$219,013
Less: intersegment eliminations	(1,272)	(361)	(1,501)	(738)
Operating revenue	85,529	76,450	249,831	218,275
Less: fuel surcharge revenue	(11,880)	(9,540)	(35,178)	(27,555)
Base revenue	$73,649	$66,910	$214,653	$190,720
Operating expense	82,924	77,644	245,537	231,440
Adjusted for:
Severance in salaries, wages and employee benefits	—	(23)	(484)	(665)
Restructuring, impairment and other costs (reversal)	—	—	587	—
Fuel surcharge revenue	(11,880)	(9,540)	(35,178)	(27,555)
Adjusted operating expense	$71,044	$68,081	$210,462	$203,220

Operating ratio	97.0%	101.6%	98.3%	106.0%
Adjusted operating ratio	96.5%	101.8%	98.0%	106.6%

USAT Logistics Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$49,136	$41,907	$146,527	111,435
Less: intersegment eliminations	(2,082)	(4,122)	(3,381)	(6,447)
Operating revenue	47,054	37,785	143,146	104,988
Less: fuel surcharge revenue	(4,102)	(2,309)	(11,812)	(7,456)
Base revenue	$42,952	$35,476	$131,334	$97,532
Operating expense	43,856	34,787	134,934	99,384
Adjusted for:
Severance in salaries, wages and employee benefits	—	(8)	(227)	(265)
Restructuring, impairment and other costs (reversal)	—	—	52	—
Fuel surcharge revenue	(4,102)	(2,309)	(11,812)	(7,456)
Adjusted operating expense	$39,754	$32,470	$122,947	91,663
Operating ratio	93.2%	92.1%	94.3%	94.7%
Adjusted operating ratio	92.6%	91.5%	93.6%	94.0%

Key Operating Statistics by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
Trucking:	2018	2017	2018	2017
Operating revenue (in thousands)	$85,529	$76,450	$249,831	$218,275
Operating income (loss) (in thousands) (1)	$2,605	$(1,194)	$4,294	$(13,165)
Operating ratio (2)	97.0%	101.6%	98.3%	106.0%
Adjusted operating ratio (3)	96.5%	101.8%	98.0%	106.6%
Total miles (in thousands) (4)	38,171	41,081	116,274	122,365
Deadhead percentage (5)	13.8%	12.3%	13.3%	12.8%
Base revenue per loaded mile	$2.237	$1.856	$2.130	$1.787
Average number of seated tractors (6)	1,534	1,628	1,542	1,591
Average number of available tractors (7)	1,641	1,693	1,633	1,673
Average number of in-service tractors (8)	1,672	1,742	1,664	1,722
Loaded miles per available tractor per week	1,526	1,620	1,583	1,636
Base revenue per available tractor per week	$3,415	$3,007	$3,370	$2,923
Average loaded miles per trip	516	546	526	561

USAT Logistics:
Operating revenue (in thousands)	$47,054	$37,785	$143,146	$104,988
Operating income (in thousands) (1)	$3,198	$2,998	$8,212	$5,604
Gross margin (in thousands) (9)	$8,338	$7,619	$23,735	$19,598
Gross margin percentage (10)	17.7%	20.2%	16.6%	18.7%

(1)	Operating income (loss) is calculated by deducting operating expenses from operating revenue.

(2)	Operating ratio is calculated as operating expenses as a percentage of operating revenue.

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

Results of Operations—Segment Review

Trucking operating revenue
During the three months ended September 30, 2018, Trucking operating revenue increased 11.9% to $85.5 million, compared to $76.5 million for the same period in 2017. Trucking base revenue increased 10.1% to $73.6 million, compared to $66.9 million for the third quarter of 2017. The increase in operating revenue was the result of a 20.5% increase in base revenue per loaded mile, partially offset by a 7.1% decrease in total miles driven by a 5.8% decrease in average seated tractor count and a 150 basis point negative change in deadhead percentage.

During the nine months ended September 30, 2018, Trucking operating revenue increased 14.5% to $249.8 million, compared to $218.3 million for the same period of 2017. Trucking base revenue increased 12.5% to $214.7 million, from $190.7 million for the same period in 2017. The positive changes in operating revenue and base revenue were primarily attributable to an 19.2% increase in base revenue per loaded mile, offset by a 3.4% decrease in number of Trucking shipments and a 3.1% decrease in the average number of seated tractors and a negative change in deadhead percentage of 50 basis points. The Company is continuing to reengineer the network to increase utilization and driver operational efficiency.

Trucking operating income
For the third quarter of 2018, Trucking reported operating income of $2.6 million compared to an operating loss of ($1.2) million for the same period in 2017, primarily resulting from a 11.9% increase in operating revenue caused by a 13.6% increase in base revenue per available tractor per week, offset by 6.8% higher operating expenses, mostly related to a driver wage increase implemented in the third quarter of 2018.

For the nine months ended September 30, 2018, operating income was $4.3 million compared to a loss of ($13.2) million for the corresponding period in 2017, primarily resulting from the 14.5% increase in operating revenue driven by the increased base revenue per available tractor per week mentioned above and offset by a 6.1% increase operating expenses.

USAT Logistics operating revenue
For the three months ended September 30, 2018, USAT Logistics operating revenue increased 24.5% to $47.1 million compared to $37.8 million for the same period in 2017. The year-over-year change in operating revenue was the result of a 18.0% increase in revenue per load combined with a 5.5% increase in load volume.

For the nine months ended September 30, 2018, operating revenue increased 36.3% to $143.1 million from $105.0 million, for the corresponding period in 2017, primarily resulting from a 30.8% increase in revenue per load, paired with a 4.3% increase in load volumes.

USAT Logistics operating income
USAT Logistics generated operating income of $3.2 million in the third quarter of 2018, an increase of $0.2 million, or 6.7%, compared to $3.0 million in the second quarter of 2017. As mentioned above, the 24.5% increase in operating revenue and 5.6% increase in load volume contributed primarily to the growth in operating income, but were offset by a 3.1% increase in purchased transportation costs.

For the nine months ended September 30, 2018, operating income increased 46.5% to $8.2 million from $5.6 million for the corresponding period in 2017. This change was the result of the 36.3% increase in operating revenue mentioned above, driven by the increased revenue per load and load volumes, offset by a 2.6% increase in purchased transportation costs.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30,
	2018				2017				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2018 to 2017
Salaries, wages and employee benefits	$31,540	23.8%	27.0%	(1)	$29,813	26.1%	29.1%	(1)	5.8%
Fuel and fuel taxes	13,823	10.4%	(1.9)%	(2)	11,759	10.3%	(0.1)%	(2)	17.6%
Depreciation and amortization	6,735	5.1%	5.8%		6,790	5.9%	6.6%		0.8%
Insurance and claims	5,946	4.5%	5.1%		5,344	4.7%	5.2%		11.3%
Equipment rent	2,916	2.2%	2.5%		2,703	2.4%	2.6%		7.9%
Operations and maintenance	8,237	6.2%	7.1%		8,259	7.2%	8.1%		(0.3)%
Purchased transportation	52,640	39.7%	45.1%		42,543	37.2%	41.6%		23.7%
Operating taxes and licenses	1,136	0.9%	1.0%		972	0.9%	0.9%		16.9%
Communications and utilities	674	0.5%	0.6%		679	0.6%	0.7%		(0.7)%
Gain on disposal of assets, net	(901)	(0.7)%	(0.8)%		(215)	(0.2)%	(0.2)%		319.1%
Other	4,034	3.0%	3.5%		3,784	3.3%	3.7%		6.6%
Total operating expenses	$126,780	95.6%	95.0%		$112,431	98.4%	98.2%		12.8%

	Nine Months Ended September 30,
	2018				2017				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2018 to 2017
Salaries, wages and employee benefits	$95,423	24.3%	27.4%	(1)	$89,674	27.7%	30.8%	(1)	6.4%
Fuel and fuel taxes	41,286	10.5%	(1.6)%	(2)	33,012	10.2%	(0.7)%	(2)	25.1%
Depreciation and amortization	21,392	5.4%	6.2%		21,313	6.6%	7.4%		0.4%
Insurance and claims	16,889	4.3%	4.9%		19,236	6.0%	6.7%		(12.2)%
Equipment rent	7,785	2.0%	2.3%		7,449	2.3%	2.6%		4.5%
Operations and maintenance	25,111	6.4%	7.3%		22,780	7.1%	7.9%		10.2%
Purchased transportation	157,495	40.1%	45.5%		120,951	37.4%	41.9%		30.2%
Operating taxes and licenses	2,900	0.7%	0.8%		2,946	0.9%	1.0%		(1.6)%
Communications and utilities	2,064	0.5%	0.6%		1,943	0.6%	0.7%		6.2%
Gain on disposal of assets, net	(1,466)	(0.4)%	(0.4)%		(551)	(0.2)%	(0.2)%		166.1%
Restructuring, impairment and other costs (reversal)	(639)	(0.2)%	—%		—	—%	—%		N/A
Other	12,231	3.1%	3.5%		12,071	3.7%	4.2%		1.3%
Total operating expenses	$380,471	96.8%	96.4%		$330,824	102.3%	102.3%		15.0%

(1)
Adjusted operating ratio is calculated as the applicable operating expense less restructuring, impairment and other costs, and severance costs included in salaries, wages, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.

(2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits
The change in salaries, wages and employee benefits expense during the third quarter of 2018 was primarily due to the accrual of severance benefits related to increased employee benefit costs, the establishment of an employee performance bonus program, increased employee benefit costs, and the implementation of a driver wage increase during the quarter.

For the nine months ended September 30, 2018, salaries, wages and employee benefits expense decreased more than 200 basis points as a percentage of operating revenue while increasing in terms of dollars spent. The rate of compensation paid to Company drivers per mile has increased in recent periods and we expect this cost will increase in future periods due to driver pay increases, the most recent of which became effective during the third quarter of 2018 Management believes that the market for drivers will remain tight, and as such, expects driver wages and hiring expenses, which include recruiting and advertising costs, to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet. This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which costs are reflected in purchased transportation.

Fuel and fuel taxes
Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers. The increases in fuel and fuel taxes for the three and nine month periods ended September 30, 2018 resulted from a 23.2% increase in average diesel fuel prices per gallon year over year, as reported by the DOE, combined with 7.1% and 5.0% decreases in total revenue miles for both quarter and year to date when compared to the same periods in 2017. The Company has undertaken fuel efficiency initiatives, such as installing trailer skirts, idle control, more fuel-efficient engines and implementing driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

The Company expects to continue managing its idle time and truck speeds and partnering with customers to adjust fuel surcharge programs to recover a fair portion of rising fuel costs. In future periods, management anticipates the Company’s net fuel expense to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, deadhead percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.

Depreciation and amortization and equipment rent
Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics. In addition, the mix of capital and operating leases will cause fluctuations on a line item basis between equipment rent expense and depreciation and amortization expense. For the three months ended September 30, 2018, equipment rent expense increased due to the use of operating leases to finance new revenue equipment added during the quarter, and a sale leaseback entered into during the second quarter of 2018.

Depreciation and amortization expense decreased as a percentage of both operating and base revenue for the three and nine month periods ended September 30, 2018, as compared to the same periods in 2017, large due to a smaller Company fleet as a result of a tough driver market and the OEM tractor delays. For the nine months ended September 30, 2018, equipment rent expense increased due to the increased use of operating leases on trailers. The Company intends to continue to focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives. Further, the acquisition costs of new revenue equipment could increase due to the continued implementation of emissions requirements and the inclusion of improved safety and fuel efficiency features. As a result, management expects to see an increase in depreciation and amortization expense from new tractors, and expects equipment rent to increase as the use of operating leases increases.

Insurance and claims
Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims and insurance premiums and self-insured amounts. For the three months ended September 30, 2018, the increase in insurance and claims expense year over year was largely attributable to adverse claims development.

The decrease in insurance and claims expense during the nine months ended September 30, 2018 is the result of having a more normal insurance expense during the current period when compared to the same period in 2017, in which a $3.0 million actuarial adjustment as recorded stemming from adverse development in our prior year claim layers. The Company expects insurance and claims expense to continue to be volatile over the long-term. In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the Company’s insurance and claims expense could increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.

Operations and maintenance
Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  Operations and maintenance expense for the three months ended September 30, 2018 was flat compared to the same period in 2017, as a result of cost savings initiatives including the strategic decision to begin repairing a larger amount of our revenue equipment at Company-owned maintenance facilities. Delays in OEM tractor deliveries during the quarter have slowed down the receipt of new tractors which management believes may reduce maintenance costs in the future.

For the nine months ended September 30, 2018, the increase in operations and maintenance expense was primarily the result of increased repair costs on the Company fleet, which is currently comprised of older, revenue equipment that tends to have higher maintenance costs.  Delays in OEM tractor deliveries have contributed to the increase in this line item.

Purchased transportation
Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties. For the third quarter of 2018, purchased transportation expense increased primarily due to an increase in USAT Logistics freight volumes when compared to the same period in 2017.

For the nine months ended September 30, 2018, the increase in purchased transportation expense was primarily due to increased freight volumes in USAT Logistics. Moving forward, the Company is continuing to pursue its objective of growing its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which, if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of expected regulatory changes. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift), and growth of USAT Logistics will shift, expenses to the “Purchased transportation” line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance and capital expenditures.

Gain on disposal of assets, net
During the three and nine months ended September 30, 2018, gain on disposal of assets, net, increased when compared to the same periods in 2017. Management believes the used equipment market may continue to show volatility in 2018 and beyond.

Other expenses
The increases in other expenses during the three and nine months ended September 30, 2018 were primarily resulting from an increase in professional services costs and corporate hiring and relocation expenses.

Restructuring, impairment and other costs (reversal)
See Note 13 to the condensed consolidated financial statements for discussion of restructuring, impairment and other costs, which discussion is incorporated herein by reference.

Interest expense
For both the three and nine months ended September 30, interest expense decreased primarily due to reduced outstanding borrowings. As of September 30, 2018, the Company decreased its debt outstanding on the Credit Facility by approximately $15.2 million, as compared to December 31, 2017. See Note 8 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense
During the three months ended September 30, 2018 and 2017, the Company’s effective tax rate was 27.8% and 45.3%, respectively. During the nine months ended September 30, 2018 and 2017, the Company’s effective tax rate was 26.7% and 32.1%, respectively. The Company’s effective tax rate for the 2018 periods, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant. Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings (losses) and in the number of drivers who elect to participate in the per diem program.

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

Fuel Availability and Cost
The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, average diesel fuel prices per gallon, as reported by the DOE, increased 23.2% and 22.0%, respectively, for the three and nine month periods ended September 30, 2018, compared to the same periods in 2017.

As of September 30, 2018, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity
As of September 30, 2018, the Company had total stockholders’ equity of $73.8 million and total debt and capital leases including current maturities and insurance premium financing, of $96.3 million, resulting in a total debt, less cash, to total capitalization ratio of 56.6% compared to 61.7% as of December 31, 2017.

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

As of September 30, 2018, the Company had $24.4 million in noncancellable commitments for the acquisition of both revenue and non-revenue equipment. We anticipate funding these commitments with operating and financing cash flows.

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

Long-term debt, financing notes and capital leases decreased to $96.3 million, a decrease of $11.2 million from $107.5 million at December 31, 2017. As of September 30, 2018, the Company had outstanding $5.4 million in letters of credit and had approximately $76.2 million available to borrow under the Credit Facility. Net of cash, debt represented 56.6% of total capitalization. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$28,930	$20,248
Net cash provided by investing activities	1,312	12,641
Net cash used in financing activities	(30,307)	(32,818)

Operating Activities – Net cash provided by operating activities increased by approximately $8.7 million in the first nine months of 2018, compared to the same period in 2017.  This increase was primarily the result of an approximate $14.2 million increase in net income and an approximate $4.6 million decrease in deferred income tax liability.

Investing Activities – For the nine months ended September 30, 2018, net cash used in investing activities was $1.3 million, compared to $12.6 million provided by investing activities during the same period in 2017.  The $11.3 million decrease in cash provided by investing activities primarily reflects $5.7 million of proceeds from a sale leaseback undertaken in first quarter 2017 and an approximately $5.1 million increase in capital expenditures for the 2018 period, offset by an increase of approximately $0.5 million in the proceeds from the sale of property and equipment in the 2018 period compared to the 2017 period.

Financing Activities – Cash used in financing activities was $30.3 million for the nine months ended September 30, 2018, compared to $32.8 million used by financing activities during the same period in 2017. The $2.5 million decrease in cash used in financing activities was primarily attributable to increased borrowings of long-term debt of $7.5 million, a $2.0 million positive impact of the change in bank drafts payable, offset by an approximately $4.6 million increase in payments on long-term debt and capital lease obligations. At September 30, 2018, the Company had borrowings of long-term debt, financing notes and capital leases of $96.3 million, down from $107.5 million at December 31, 2017.

Debt and Capitalized Lease Obligations
See Notes 7, 8 and 9 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility, capital lease obligations and other financing arrangements.

Off-Balance Sheet Arrangements
Operating leases have been an important source of financing for equipment used in operations, office equipment and certain facilities. As of September 30, 2018, the Company leased certain revenue equipment, facilities and information technology software under operating leases. Assets held under operating leases are not carried on the condensed consolidated balance sheets, and lease payments with regard to such assets are reflected in the condensed consolidated statements of operations and comprehensive income (loss) in the “Equipment rent” and, for office equipment, in the “Operations and maintenance” line items. Equipment rent expense related to the Company’s revenue equipment operating leases was $2.9 million and $2.7 million for the three months ended September 30, 2018, and 2017, respectively. Rent expense related to the Company’s revenue equipment operating leases was $7.8 million and $7.4 million for the nine months ended September 30, 2018, and 2017, respectively.

Rent expense related to the other equipment and facilities leases was $0.4 million and $1.2 million for the three and nine periods ended September 30, 2018, respectively, and $0.5 million and $1.3 million for the three and nine periods ended September 30, 2017, respectively. Other than such operating leases, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a material effect on the condensed consolidated financial statements.

The following table represents outstanding contractual obligations for rent expense under operating leases as of September 30, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-Revenue equipment	$2,082	$667	$878	$332	$205
Revenue equipment	15,428	8,466	6,478	356	128
Total rental obligations	$17,510	$9,133	$7,356	$688	$333

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the nine months ended September 30, 2018, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the LIBOR plus, in each case, a certain percentage determined based on a pricing grid that is determined quarterly based on the Company’s consolidated fixed charge coverage ratio. As of September 30, 2018, the Company had $46.0 million outstanding pursuant to its Credit Facility, excluding letters of credit of $5.4 million. Assuming the outstanding balance as of September 30, 2018 remained constant; a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.5 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of September 30, 2018, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2018, a 10% increase in the average price per gallon would result in an increase of approximately $1.4 million in fuel expense before taking into account application of the Company’s fuel surcharge program.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the PEO and PFO have concluded that as of September 30, 2018 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present. In addition to the information set forth below, the section entitled “Item 1A, Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, describes some of the risks and uncertainties associated with the Company’s business. These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

Our acquisition of Davis Transfer presents certain risks to our business and operations

On October 18, 2018, we acquired Davis Transfer Corporation, Davis Transfer Logistics and B&G Leasing. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report for additional information concerning this acquisition. The acquisition of these companies, and the transition and integration process related thereto, present certain risks to our business and operations, including, among other things, risks that:

•	we may be unable to successfully transition and integrate the businesses, and we may experience business interruptions during transition and integration;

•	we may not realize the anticipated benefits of this acquisition, including those anticipated to arise from reducing costs and making operational and process improvements;

•	we may lose management personnel and other key employees and be unable to attract and retain personnel and employees;

•	management's attention and our other resources may be focused on integration activities instead of on day-to-day management activities;

•
we may incur substantial unexpected integration or transition related costs; and we may be subject to claims, litigation, other legal proceedings and liabilities and damages in connection with the acquisition, some of which may not be covered in full, if at all, by the indemnification provisions provided for in the purchase agreement, and even if indemnified, may be disruptive to our business

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

USA Truck, Inc.
(Registrant)

Date:	October 26, 2018	By:	/s/ James D. Reed
(Signature) James D. Reed
President and Chief Executive Officer

Date:	October 26, 2018	By:	/s/ Jason R. Bates
(Signature) Jason R. Bates
Executive Vice President and Chief Financial Officer