Form 10-K
period 2018-12-31
USA TRUCK INC
filed 2019-02-27
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ] No [ X ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ______	Accelerated Filer ☒	Non-Accelerated Filer ______	Smaller Reporting Company ______
Emerging Growth Company ______
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers, directors, and affiliated holders of more than 10% of the Registrant's outstanding common stock are "affiliates" of the Registrant) as of June 29, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $185,374,908 (based on the closing sale price of the Registrant's common stock on that date as reported by Nasdaq).
As of February 15, 2019, 8,361,435 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

Part I.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2018 (this "Form 10-K") contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:
•any projections of earnings, revenue, costs or other financial items;
•any statement of projected future operations or processes;
•any statement of plans, strategies, goals, and objectives of management for future operations;
•any statement concerning proposed new services or developments;
•any statement regarding future economic conditions or performance; and
•any statement of belief and any statement of assumptions underlying any of the foregoing.
In this Form 10-K, statements relating to:
•future driver market,
•future ability to grow market share,
•future driver and customer-facing employee compensation,
•future ability and cost to recruit and retain drivers and customer-facing employees,
•future asset utilization,
•the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company's fleet, mix of fleet between company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
•future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,
•future safety performance,
•future profitability,
•future industry capacity,
•future effects of restructuring actions,
•future deployment of technology, including front and inside-facing event recorders,
•future pricing rates and freight network,
•future fuel prices and surcharges, fuel efficiency and hedging arrangements,
•future insurance and claims and litigation expense,
•future salaries, wages and employee benefits costs,
•future purchased transportation use and expense,
•future operations and maintenance costs,
•future USAT Logistics growth and profitability,
•future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
•future asset sales of non-revenue assets,
•future impact of regulations, including enforcement of the ELD mandate,
•future use of derivative financial instruments,
•our strategy,
•our intention about the payment of dividends,
•inflation,
•future indebtedness,
•future liquidity and borrowing availability and capacity,
•the impact of pending and future litigation and claims,
•future availability and compliance with covenants under our revolving credit facility,
•expected amount and timing of capital expenditures,
•expected liquidity and sources of capital resources, including the mix of capital and operating leases,
•future size of our independent contractor fleet, and
•future income tax rates

among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "focus," "intends," "plans," "goals," "may," "if," "will," "should," "could," "potential," "continue," "future" and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A., Risk Factors."  Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (the "SEC").
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
References to the "Company," "we," "us," "our," and words of similar import refer to USA Truck, Inc., and its subsidiaries.

ITEM 1.  BUSINESS
General
USA Truck is one of the nation's top 30 truckload carriers when measured by operating revenue, as determined by Transport Topics' most recent annual ranking.  In 2018, the Company generated $534.1 million in consolidated operating revenue.  As of December 31, 2018, the Company's fleet consisted of 1,976 tractors, which included 429 independent contractor tractors, and 6,226 trailers.
The Company has two reportable segments: (i) Trucking, consisting of the Company's truckload and dedicated freight service offerings, and (ii) USAT Logistics, consisting of the Company's freight brokerage and rail intermodal service offerings.  The Company's Trucking segment transports customer freight over irregular routes utilizing equipment owned or leased by either the Company or independent contractors as a medium-haul common carrier.  Our dedicated freight services provide similar freight transport services, but do so pursuant to agreements whereby the Company makes equipment available to a specific customer for shipments over particular routes at specified times, typically over a multi-year period. USAT Logistics provides freight brokerage, logistics, and intermodal rail service to its customers by utilizing third party capacity.
On October 18, 2018, USA Truck, Inc. acquired 100% of the outstanding equity of Davis Transfer Company Inc., a Georgia corporation ("DTC"), Davis Transfer Logistics Inc. and B & G Leasing, L.L.C. ("B & G," and collectively with DTC and DTL, "Davis Transfer Company"). As of December 31, 2018, our corporate structure included USA Truck, Inc., and its wholly owned subsidiaries: International Freight Services, Inc. ("IFS"), a Delaware corporation; Davis Transfer Company Inc., a Georgia corporation ("DTC"), Davis Transfer Logistics Inc., a Georgia corporation ("DTL"), and B & G Leasing, L.L.C., a Georgia limited liability company, ("B & G," and collectively with DTC and DTL, "Davis Transfer Company").
Operations
The Company focuses marketing efforts on customers who have consistent shipping needs within the eastern half of the United States, which is the predominant operating area for our Trucking operations. USAT Logistics offers services nationwide, and the cross-marketing of service offerings permits us to strategically position available equipment while providing a full array of supply chain transportation solutions to our customers.  USA Truck team members have cultivated a thorough understanding of the needs of shippers in key industries, which the Company believes helps it develop long-term, service-oriented relationships with its customers.
USA Truck has a diversified freight and customer base.  During 2018, one customer, Walmart Inc., accounted for more than 10% of the consolidated operating revenues.  USAT Logistics is also dependent upon a single customer for more than 10% of its operating revenue.  The Company's largest 10 customers comprised approximately 49% of the Company's consolidated operating revenue.  Overall, the Company provided service to more than 700 customers in 2018 across all USA Truck service offerings.

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
During 2018, receivables collection averaged approximately 38 days from the invoice date, compared to an average of approximately 46 days and 47 days during 2017 and 2016, respectively.  Factors contributing to the decrease in days to collection in 2018 were the result of more thorough and expedient invoicing and collections processes by our accounts receivable team, offset by customer requests for longer payment terms.
USA Truck is headquartered in Van Buren, Arkansas, with trucking facilities concentrated in the eastern half of the United States for density and efficiency. Logistics operations provide services throughout North America by utilizing a regional office model. The Company transports commodities throughout the contiguous United States and into and out of portions of Canada. USA Truck also transports general commodities into and out of Mexico by offering through-trailer service from its terminal in Laredo, Texas. In addition to truckload and dedicated freight service offerings, the Company provides freight brokerage, logistics, and rail intermodal service offerings through its logistics segment. During 2018, 2017 and 2016, approximately 8%, 8%, and 9%, respectively, of the Company's operating revenue was generated in Mexico and Canada.  All foreign revenue is collected in United States dollars, and all Company-owned tractors are domiciled in the United States.  The Company does not separately track domestic and foreign long-lived assets, as substantially all of the Company's long-lived assets are, and have been for the last three fiscal years, located within the United States.
The Company's Trucking segment is supported primarily by driver managers, load planners and customer service representatives.  These teams monitor the location of equipment and direct its movement in a safe, efficient and practicable manner.  Each driver manager leads a team of professional drivers and is their primary company contact.  Load planners assign all available units to loads in a manner intended to maximize profit and minimize costs.  Customer service representatives work to fulfill shippers' needs, solicit freight, and ensure on-time delivery by monitoring load movement.  The Company strives to operate a safe and productive fleet while providing superior customer service.
The USAT Logistics segment has a network of regional sales offices located throughout the continental United States.  We believe that regionalization allows greater market insight and strengthens relationships with customers and carriers alike while capitalizing on the skills and local market insight of the leaders managing these centers.  The specific locations of branch offices are selected for the availability of talent in those markets.  USAT Logistics employed approximately 120 people as of December 31, 2018.  Most of the USAT Logistics team interacts directly with customers and carriers, matching customers' freight needs with available third-party capacity in the marketplace.
Revenue Equipment
The Company operates its tractor fleet in a way that is intended to promote safe driving operations, attract drivers, and reduce operating and maintenance costs.  The following table shows the number of Company-owned and leased tractors and trailers by model year as of December 31, 2018:

Model Year:	Tractors (1)(2)	Trailers (3)
2019	366	30
2018	110	399
2017	360	893
2016	393	1,534
2015	213	497
2014	91	494
2013	11	434
2012	3	355
2011	—	64
2010	—	384
2009	—	419
2008	—	488
2007 and earlier and earlier	—	235
Total	1,547	6,226
1.Excludes 429 independent contractor tractors.
2.Includes 409 tractors under operating leases and 607 tractors financed by capital leases.
3.Includes 296 trailers financed by capital leases.

The average age of the Company's tractor fleet was approximately 34.2 months at December 31, 2018.  The Company's equipment purchase and replacement decisions are based on a number of factors, including but not limited to, new equipment prices, the used equipment market, trade-in values, demand for freight services, prevailing interest rates, the attractiveness of lease terms, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications and driver comfort.  Therefore, depending on the circumstances, the Company may accelerate or delay the acquisition and disposition of its tractors or trailers from time to time, or may choose to acquire revenue equipment through operating leases or on-balance sheet financing.
To simplify driver and mechanic training, control the cost of spare parts and tire inventory, and provide for a more efficient vehicle maintenance program, the Company purchases tractors and trailers manufactured to its specifications.  The Company has in place a preventive maintenance program intended to minimize equipment downtime and maintenance costs.
The Company finances the purchase of revenue equipment through its cash flows from operations, revolving credit agreement, capital lease arrangements, operating lease arrangements and proceeds from sales or trades of used equipment.  Substantially all of the Company's tractors and trailers are pledged to secure its obligations under financing arrangements.
All Company and independent contractor tractors are equipped with in-cab communication technology, enabling two-way communications between the Company and its drivers, through both standardized and free-form messaging, including electronic logging.  The Company also has installed automatic on board recording devices ("AOBRs") on 100% of its tractor fleet.  This technology enables USA Truck to dispatch drivers efficiently in response to customers' requests, to provide real-time information to customers about the status of their shipments and to provide documentation supporting accessorial charges.  Accessorial charges are charges to customers for additional services such as loading, unloading and detainment or equipment delays.  In addition, the Company utilizes satellite-based equipment tracking devices and cargo sensors on the majority of its trailers.  These tracking devices provide the Company with visibility on the locations and load status of its trailers.  The installation of forward-facing and in-ward facing event recorders on all of the Company's tractor fleet was completed during the first quarter of 2018.
Safety and Risk Management
The Company emphasizes safe work habits as a core value throughout the entire organization, and provides proactive training and education relating to safety concepts, processes and procedures.  The Company conducts pre-employment, random, reasonable suspicion and post-accident alcohol and substance abuse testing in accordance with the Department of Transportation ("DOT") regulations and the Company's own policies.
Safety training for new drivers begins in orientation, when newly hired team members are taught safe driving and work techniques that emphasize the Company's commitment to safety.  Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to new drivers.  New drivers who graduate from the program must also successfully complete post-training classroom and road testing before being assigned to their own tractor.  Additionally, all Company drivers participate in on-going training that focuses on collision and injury prevention, among other safety concepts.
The primary risks for which the Company is insured are cargo loss and damage, general liability, personal injury, property damage, workers' compensation and employee medical expenses.  USA Truck is also self-insured for a portion of claims exposure in each of these areas.  The Company's self-insurance retention levels are $0.5 million for workers' compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence.  For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company's year-to-date claims experience and its number of covered team members.  Davis Transfer Company is also self-insured for a portion of claims exposure in each of these areas. Davis Transfer Company's self-insurance retention levels are $0.5 million for workers' compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $0.05 million for bodily injury and property damage claims per occurrence.  The Company maintains insurance above the amounts for which it self-insures, subject to certain limits, with licensed insurance carriers.  The Company has excess general, auto and employer's liability coverage in amounts substantially exceeding minimum legal requirements.  The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters.
Although the Company believes the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed the Company's aggregate coverage limits.  An unexpected loss or changing conditions in the insurance market could adversely affect premium levels or result in our inability to find excess coverage in amounts we deem sufficient.  As a result, the Company's insurance and claims expense could increase, or the Company could raise its self-insured retention or decrease its aggregate coverage limits when its policies are renewed or replaced.  If these costs increase, if reserves are increased, if the Company becomes unable to find excess coverage in amounts it deems sufficient, if claims in excess of coverage limits are experienced, or if a claim is experienced where coverage is not provided, the Company's results of operations and financial condition in any one quarter or annual period could be materially and adversely affected.
Team Members
As of December 31, 2018, the Company had approximately 2,500 team members, of which approximately 73% were Company drivers.  No team members are subject to union contracts or part of a collective bargaining unit.  The Company believes team member relations to be good.
Recruitment, training, and retention of a professional driver workforce, the Company's most valuable asset, are essential to the Company's continued growth and fulfillment of customer needs.  USA Truck hires qualified professional drivers who hold a valid commercial driver's license, satisfy applicable federal and state safety performance and measurement requirements, and meet USA Truck's hiring criteria.  These guidelines relate primarily to safety history, road test evaluations, and various other evaluations, which include physical examinations and mandatory drug and alcohol testing.  In order to attract and retain safe drivers who are committed to customer service and safety, the Company focuses its driver operations around a collaborative and supportive team environment.  The Company provides comfortable, late model equipment, encourages direct communication with senior management, and pays competitive wages and benefits, and other incentives intended to encourage driver safety, retention, and long-term employment.  Drivers are compensated on a per mile basis, based on the length of haul and a predetermined number of miles.  Drivers are also compensated for accessorial services provided to customers.  Drivers and other employees are encouraged to participate in the Company's 401(k) program, and Company-sponsored health, life, and dental plans.  The Company believes these factors aid in attracting, recruiting, and retaining professional drivers in a competitive driver market.
Independent Contractors
In addition to Company drivers, USA Truck enters into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for an agreed upon fee structure.  As of December 31, 2018, the Company had contracts with 429 independent contractors, which comprised approximately 24% of the professional driving fleet during 2018, up from approximately 16% at year end.
Competition
The trucking industry includes both private fleets and for-hire carriers.  Private fleets consist of trucks owned and operated by shippers that move their own goods.  For-hire carriers include both truckload and less-than-truckload ("LTL") operations.  The for-hire segment is highly competitive and includes thousands of carriers, none of which controls a meaningful share of the market.  This segment is characterized by many small carriers having revenues of less than $1 million per year and as few as one truck, and relatively few carriers with revenues exceeding $100 million per year.
USA Truck competes primarily with other truckload carriers, private fleets and, to a lesser extent, railroads and LTL carriers.  The principal competitive factors in the truckload segment of the industry are service and price, with rate discounting becoming particularly important during economic downturns or periods of uncertainty.  USA Truck's focus is to differentiate itself primarily on the basis of service rather than rates.  Although an increase in the size of the market would benefit all truckload carriers, management believes that successful carriers are likely to grow market share by providing multiple service offerings, combined with superior customer service, at an equitable price.
Environmental Regulation
In August 2011, the National Highway Traffic Safety Administration ("NHTSA") and the Environmental Protection Agency ("EPA") adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, including the tractors the Company employs (the "Phase 1 Standards"). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four fewer gallons of fuel used for every 100 miles traveled. In October 2016, the EPA and NHTSA published the final rule mandating the next phase of tighter fuel efficiency and greenhouse gas standards for medium and heavy-duty tractors and trailers (the "Phase 2 Standards") that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and twenty-five percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. The Company believes these requirements could result in increased new tractor and trailer prices and additional parts and maintenance costs required to retrofit its tractors and trailers with technology to achieve compliance with such standards, which could adversely affect its operating results and profitability, particularly if such costs are not offset by potential fuel savings. The Company cannot predict, however, the extent to which its operations and productivity will be impacted. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards.  In August 2018, the Truck Trailer Manufacturers Association filed a motion to compel the agencies to submit a detailed status report and timeline for the completion of administrative review.  The EPA opposed the motion stating that it was working to develop a proposed rule while the NHTSA opposed the motion on the grounds that it is continuing to assess next steps.  That federal stay continues to be reviewed every 90 days.  If the trailer provisions of the Phase 2 Standards are permanently removed, the Company expects that Phase 2 Standards would have a reduced impact on its operations.
The California Air Resources Board ("CARB") also adopted emission control regulations that will apply to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California regardless of the state of origin. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. The Company currently purchases SmartWay certified equipment in its new tractor and trailer acquisitions. In addition, in February 2017 CARB proposed additional phase 2 standards that generally align with the federal Phase 2 standards with respect to model year 2018 to 2021 tractors, with some minor additional requirements. As proposed, the enhanced California standards would stay in place even if the federal standards are vacated or otherwise diminished due to legislative or executive action. The CARB Board approved the proposed standards in March 2018 with direction to staff to make additional 15-day changes.  Those changes and subsequent final rulemaking were expected to be delivered by the end of 2018. We will continue monitoring the developments and our compliance with the CARB regulations. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. In December 2018, a coalition of nine Northeast and mid-Atlantic states and the District of Columbia announced an agreement to develop regional limits on carbon emissions from transportation sources.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that we will operate, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses, including with respect to our Plus Power fleet. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.
In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle.  Further, the Phase 2 Standards include requirements to reduce particulate emissions caused by idling diesel engines.  These restrictions could force the Company to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, either of which could result in a decrease in productivity, or increase in driver turnover.
The Company's terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. The Company's operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of the Company's facilities have waste oil or fuel storage tanks and fueling islands and one leased facility has below-ground bulk fuel storage tanks. A small percentage of the Company's freight consists of low-grade hazardous substances, which subjects it to a wide array of regulations. The Company has instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations; however, if (i) the Company is involved in a spill or other accident involving hazardous substances; (ii) there are releases of hazardous substances the Company transports; (iii) soil or groundwater contamination is found at the Company's facilities or results from its operations; or (iv) the Company is found to be in violation of, or fails to comply with, applicable environmental laws or regulations, then it could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on the Company's business and results of operations.
Other Regulation
The Company's operations are regulated and licensed by various United States federal and state, Canadian provincial, and Mexican federal agencies.  Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. The Company operates in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Comunicaciones y Transportes. To the extent that the Company conducts operations outside the United States, it is subject to the Foreign Corrupt Practices Act, which prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.
The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service ("HOS"). Changes to such HOS rules can negatively impact the Company's productivity and affect its operations and profitability by reducing the number of hours per day or week its drivers may operate and/or disrupting its network. On August 23, 2018, FMCSA released proposed rulemaking for public comment in response to Congressional, industry and citizen concerns.  The proposed rulemaking seeks to revise existing hours-of-serve rules in order to alleviate unnecessary burdens placed on drivers by extending the 14-hour on-duty limitation by up to two hours during adverse driving conditions, revising mandatory breaks after 8-hours of continuous driving, reinstating the option for splitting up the required 10-hour off-duty rest break for drivers operating trucks that are equipped with a sleeper-berth compartment and expanding short-haul exemptions from 12 hours on-duty to 14 hours on-duty in order to be consistent with the rules for long-haul drivers.  The proposed rule underwent a public comment period that ended in September 2018.  The FMCSA expects to deliver final rulemaking in spring 2019, and several industry groups expressed their support. While the proposed rulemaking may alleviate certain burdens on the Company's productivity and operations, any future changes to hours-of-service rules could materially and adversely affect the Company's operations and profitability.
There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation.  The Company currently has a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If the Company were to receive a conditional or unsatisfactory DOT safety rating, it could affect or restrict our operations as well as adversely affect the Company's business, as some of its existing customer contracts require a satisfactory DOT safety rating. In January 2016, FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology. Under the proposed rule, the current three safety ratings of "satisfactory," "conditional," and "unsatisfactory" would be replaced with a single safety rating of "unfit," and a carrier would be deemed fit when no rating was assigned. Moreover, the proposed rules would use roadside inspection data, in addition to investigations and onsite reviews, to determine a carrier's safety fitness on a monthly basis. Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America's Surface Transportation Act (the "FAST Act") and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented.
In addition to the safety rating system, FMCSA has adopted the Compliance Safety Accountability ("CSA") program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier's safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) impact driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause the Company's customers to direct their business away from the Company and to carriers with higher fleet rankings (iii), subject the Company to an increase in compliance reviews and roadside inspections, or (iv) cause the Company to incur greater than expected expenses in its attempts to improve unfavorable scores, any of which could adversely affect the Company's results of operations and profitability.
Under the CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act, which was signed into law in December 2015, FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by FMCSA, the Company will continue to have access to its scores and will still be subject to intervention by FMCSA when such scores are above the intervention thresholds. A congressionally mandated report by the National Academy of Sciences ("NAS") related to the CSA program was released in June 2017 which recommended: (i) reconfiguring the underlying statistical model under the CSA's Safety Measurement System (the percentile ranking categories used to target carriers for intervention) with a so-called item response theory model to more accurately target at-risk carriers, (ii) making the scoring system more transparent and easier for carriers to replicate and understand, and (iii) departing from using relative metrics as the sole means for targeting carriers. In August 2018, FMCSA delivered its report to Congress detailing the following changes it will make to the CSA program in response to the NAS report: FMCSA is developing and testing an item response theory model ("ITM"), with a testing to be completed by June 2019 to improve scoring system data sources and identify ways to make that information more accessible, including the development of a webpage whereby researchers, carriers, safety consultants and the public can obtain simplified data snapshots. Insofar as any of these changes increase the likelihood of us receiving unfavorable scores, our results of operations and profitability could be adversely affected. The Company will continue to monitor the FMCSA's ITM testing and subsequent proposed rules that may affect the scoring methodology in order to continue to promote improvement of scores in all seven categories with ongoing reviews of all safety-related policies, programs and procedures for their effectiveness.
We have on certain occasions exceeded the established intervention thresholds in a number of the seven CSA safety-related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could have a materially adverse effect our results of operations. In addition, customers may be less likely to assign loads to us. We have put procedures in place in an attempt to address areas where we have exceeded the thresholds. However, we cannot guarantee these measures will be effective.
In 2015, FMCSA issued final rules requiring nearly all carriers, including the Company, to install and use electronic logging devices ("ELDs") in their tractors starting in December 2017, in order to electronically monitor truck miles and enforce HOS. Carriers are subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline. Prior to the December 2017 deadline, the Company installed AOBRs on 100% of its tractor fleet, which has exempted us from being 100% ELD compliant on our tractor fleet until December 2019. The Company expects to be compliant with ELDs on 100% of all required vehicles prior to the December 2019 deadline.
In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration ("TSA") has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat.
In November 2015, FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including HOS rules) may be fined up to $16,000 for each offense.
In December 2016, FMCSA and DOT published the Commercial Driver's License Drug and Alcohol Clearinghouse rule as mandated by the Moving Ahead for Progress in the 21st Century Act. The rule establishes and mandates a query to the Clearinghouse by employers and prospective employers to determine if current or prospective drivers have had any drug/alcohol positives or refusals. The rule went into effect in January 2017 and mandates compliance by January 2020 to allow time for the design and implementation of the clearinghouse IT systems. When compliance becomes mandatory, it could result in a decrease in driver availability and adversely affect the Company's operations.
Other rules have been recently proposed or made final by FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver's licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect the Company's business or operations.
Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employee overtime or wage requirements. Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have adopted initiatives to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and the Company believes a reclassification of independent contractor drivers as employees would help states with this initiative. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage. In addition, companies that employ lease-purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits and several recent decisions have been made in favor of those seeking to classify independent contractor truck drivers as employees. Federal and state taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the independent contractors the Company engages were determined to be its employees, it would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings. The Company currently observes and monitors its compliance with current related and applicable laws and regulations, but it cannot predict whether laws and regulations adopted in the future regarding the classification of the independent contractor drivers it engages will adversely affect the Company's business or operations.
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
For further discussion regarding such laws and regulations, refer to the "Risk Factors" section under Part 1, Item 1A of this Form 10-K.
Seasonality
In the trucking industry, revenue has historically followed a seasonal pattern for various commodities and customer businesses.  Peak freight demand has historically occurred in the third and early fourth quarters.  After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels.  Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions.  Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.
Available Information
USA Truck was incorporated in Delaware in September 1986 as a wholly owned subsidiary of ArcBest Corporation (formerly, ABF Freight System, Inc.), and was purchased by management in December 1988.  The initial public offering of the Company's common stock was completed in March 1992.  At December 31, 2018, our corporate structure included USA Truck, Inc., and its wholly owned subsidiaries: International Freight Services, Inc. ("IFS"), a Delaware corporation; Davis Transfer Company Inc., a Georgia corporation ("DTC"), Davis Transfer Logistics Inc., a Georgia corporation ("DTL"), and B & G Leasing, L.L.C., a Georgia limited liability company, ("B & G," and collectively with DTC and DTL, "Davis Transfer Company").
The Company's principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and its telephone number is (479) 471-2500.
The Company maintains a website where additional information regarding USA Truck's business and operations may be found.  The website address is www.usa-truck.com.  The website provides certain investor information available free of charge, as soon as reasonably practicable after electronically filing such materials with the SEC.  These materials include the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, stock ownership reports filed under Section 16 of the Exchange Act, and any amendments to such reports we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act.  Information provided on the Company website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

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
Our business is subject to general economic, credit, and business factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.
The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  We believe that some of the most significant of these factors include (i) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (ii) driver shortages and increases in driver compensation; (iii) declines in the resale value of used revenue equipment; (iv) compliance with ongoing regulatory requirements; (v) strikes, work stoppages or work slowdowns at our facilities or at customer, port, border crossing or other shipping-related facilities; (vi) increases in interest rates, fuel taxes, tolls, and license and registration fees; and (vii) rising costs of healthcare.
We are affected by (i) recessionary economic cycles such as the 2017 freight environment, which was characterized by weak demand and downward pressure on rates; (ii) changes in customers' inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; and (iii) downturns in our customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have significant customer concentration, and regions of the country, such as the Midwest and Southeast, where we have a significant amount of business.  Economic conditions may adversely affect our customers and their demand for and ability to pay for our services.  We may be required to increase our allowance for doubtful accounts for customers encountering adverse economic conditions.
Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity.  For our USAT Logistics segment, imbalance between capacity and demand is usually favorable to our financial performance, while market equilibrium is usually unfavorable to our financial performance as logistics services are generally of less value to either shippers or carriers in such environment.  The risks associated with these factors are heightened when the United States economy is weakened.  Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:
•we may experience low overall freight levels, which may reduce our asset utilization;
•freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers' freight demand;
•customers may bid out freight or utilize competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;
•we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue generating miles to obtain loads; and
•lack of access to current sources of capital, leading to an inability to secure financing on satisfactory terms, or at all.
We are subject to cost increases that are outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such costs include, but are not limited to, increases in driver and office employee wages, fuel prices, purchased transportation costs, taxes, interest rates, tolls, license and registration fees, insurance and claims, revenue equipment and related maintenance, tires and other components and healthcare and other benefits for our employees.  Further, we may not be able to appropriately adjust our costs to changing market demands.  In order to maintain high efficiencies in our business model, it is necessary to adjust staffing levels to changing market demands.  In periods of rapid change, it is more difficult to match our staffing level to our business levels.
Changing impacts of regulatory measures could adversely impact our operating efficiency and productivity, decrease our operating revenues and profitability, and result in higher operating costs.  In addition, declines in the resale value of used revenue equipment can also affect our profitability and cash flows.  From time to time, various federal, state, or local taxes could also increase, including taxes on fuel.  We cannot predict whether, or in what form, any such increase will be enacted that may be applicable to us, but such an increase could adversely affect our results of operations.
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
We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain or improve our results of operations.
Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability and could have a materially adverse effect on our results of operations.  These factors include the following:
•We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal providers, freight brokers, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do.
•Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy or overcapacity, which may limit our ability to maintain or increase freight rates or maintain growth in our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive.
•We may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;
•Some of our customers are other transportation companies or also operate their own private trucking fleets, and they may decide to transport more of their own freight.

•Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and in some instances we may not be selected as a core carrier.
•Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.
•The trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers.
•The market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation, both of which would adversely affect our profitability.
•Competition from non-asset-based and other logistics and freight brokerage companies may adversely affect customer relationships.
•Economies of scale that procurement aggregation providers may pass on to smaller carriers may improve their ability to compete with us.
•Advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
•the USA Truck brand name is a valuable asset that is subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand and reduced demand for our services.
•Higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.
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
Our level of indebtedness and lease obligations is significant.  As a result of our current level of debt, capital leases, operating leases and encumbered assets, we believe:
•our vulnerability to adverse economic conditions and competitive pressures is heightened;
•we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease and interest payments and repayment of debt, limiting the availability of cash for other purposes;
•our flexibility in planning for, or reacting to, changes in our business and industry may be limited;
•our results of operations and cash flows are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements may be affected by any such fluctuations;
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited;
•we may be placed at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us; and
•we may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders.

Our financing obligations could negatively impact our future operations, our ability to satisfy our capital needs, or our ability to engage in other business activities or strategic opportunities.  We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us.
In the future, we may need to obtain additional financing that may not be available or, if it is available, may result in a reduction in the percentage ownership of our then-existing stockholders.
We may need to raise additional funds in order to:
•finance unanticipated working capital requirements, capital investments or refinance existing indebtedness;
•develop or enhance our technological infrastructure and our existing services;
•fund strategic relationships or opportunities;
•respond to competitive pressures; and
•acquire complementary businesses or services.
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
The Credit Facility contains a single springing financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant springs only in the event excess availability under the Credit Facility drops below 10% of the lenders' total commitments under the Credit Facility.  In addition, in the event our excess availability under the Credit Facility drops below 20% of the lenders' total commitments under the Credit Facility, we may be subject to certain additional restrictions, such as restricting our ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs, and enter into certain acquisitions and hedging arrangements.  The fixed charge coverage ratio is affected by our level of earnings and is adversely affected by operating losses and other charges such as severance costs and impairment charges.  In recent years, we have incurred operating losses, severance and restructuring costs and impairment charges relating to, among others, a decline in the appraised value of our Company-owned revenue equipment fleet.  Future operating losses, severance and restructuring actions and further declines in the appraised value of our Company-owned revenue equipment fleet would adversely affect our fixed charge coverage ratio and could impair our ability to make further borrowings under our Credit Facility.
The Credit Facility contains certain restrictions and covenants related to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and the incurrence of other indebtedness.  The Credit Facility is secured by a pledge of substantially all of our assets, with the exclusion of any real estate or revenue equipment financed outside the Credit Facility.  The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders' commitments may be terminated.
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
On January 31, 2019, we entered into a five-year, $225.0 million senior secured revolving credit agreement ("Credit Facility") with a group of lenders and Bank of America, N.A., as agent, pursuant to the terms of an Amended and Restated

Security Agreement that amends and restates the terms of the Company's senior secured revolving credit facility dated February 5, 2015 that was in effect at December 31, 2018. We also have other financing arrangements. See "Item 8. Financial Statements and Supplementary Data - Note 17 - Subsequent Events" in this Form 10-K for discussion of the Company's amended and restated $225.0 million revolving credit facility.
We have significant ongoing capital requirements that could adversely affect our profitability if we are unable to generate sufficient cash from operations, match our capital investments with customer demand, or obtain financing on favorable terms.
The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with funds provided by operations, borrowings under the Credit Facility, proceeds from the sale of used revenue equipment, and capital and operating leases.  We base our equipment purchase and replacement decisions on a number of factors, including the state of the economic environment, new equipment prices, the used revenue equipment market, the attractiveness of lease terms, demand for freight services, prevailing interest rates, technological improvements, regulatory changes, cost per mile, fuel efficiency, equipment durability, equipment specifications, and driver comfort.  Further, if anticipated demand for our services differs materially from actual results, we may have too many or too few revenue equipment assets.  Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions.  During periods of decreased customer demand, our asset utilization may suffer, and we may decide to sell used revenue equipment on the open market or turn in used revenue equipment under certain equipment leases in order to right size our fleet.  This could cause us to incur losses on such sales or require payments in connection with the return of such equipment, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability.
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
Our business results in claims and litigation related to personal injuries, property damage and workers' compensation. We self-insure a portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  However, ultimate results may differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported, which could result in losses greater than our reserved amounts.  At certain times in the past, we have had to adjust our reserves, and future significant adjustments may occur. Further, our self-insured retention levels could change and result in more volatility than in recent years. If we are required to reserve or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed or if our self-insured retention levels change, our financial condition and results of operations may be materially adversely affected. For further discussion regarding our self-insured retention levels, including our self-insured retention amounts, refer to the "Safety and Risk Management" section under Part 1, Item 1 of this Form 10-K.
We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our self-insured amount. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Insurance carriers have recently raised premiums for the trucking industry. Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Additionally, with respect to our insurance carriers, the industry is experiencing a decline in the number of carriers and underwriters that offer excess insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased. This may have a material adverse effect on our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements for policies that require security. In the event that (i) our insurance expenses increase, (ii) we become unable to find excess coverage in amounts we deem sufficient, (iii) we experience a claim in excess of our coverage limits, (iv) we experience a claim for which we do not have coverage, or (v) we have to increase our reserves, there could be a materially adverse effect on our results of operations and financial condition.
Healthcare legislation and cost inflation also could negatively impact financial results by increasing annual employee healthcare costs.  In addition, rising healthcare costs could force us to make changes to our existing benefits program, which could negatively impact our ability to attract and retain employees.
Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, surcharge collection, and hedging activities may increase our costs of operations.
Fuel is one of our largest operating expenses.  Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel.  Fuel prices also are affected by the rising demand for fuel in developing countries, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity.  Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, rationings, or supply disruptions could materially adversely affect our business, financial condition and results of operations.
Fuel also is subject to regional pricing differences and is often more expensive in certain areas where we operate. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have a materially adverse effect on our results of operations.  While we have fuel surcharge programs in place with a majority of our customers, which historically have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles, we also incur fuel costs that cannot be recovered, such as those associated with non-revenue generating miles or time when our engines are idling.  Moreover, the terms of each customer's fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to lower our recoverability for fuel price increases.  During periods of low freight volumes, customers may use their negotiating leverage to impose fuel surcharge policies that provide a lower reimbursement of our fuel costs.  There is no assurance that our fuel surcharge programs can be maintained indefinitely or will be sufficiently effective. In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising.  This could lead to fluctuations in our levels of reimbursement, which have occurred in the past.  There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective.
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
Volatility in the used revenue equipment market could have a materially adverse effect on our business, financial condition, results of operations.
Decreased demand for used revenue equipment could adversely affect our operating results.  As we continually replace our revenue equipment, we rely on the used revenue equipment market to extract remaining value out of our used equipment.  The market for used revenue equipment is impacted by several factors, including the demand for freight, the supply of used equipment, the availability of financing, the presence of buyers for export to foreign countries, and, to a lesser extent, commodity prices for scrap metal.  A depressed market for used revenue equipment could require us to dispose of our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements.  If there is a deterioration of resale prices, it could have a materially adverse effect on our business, financial condition, and results of operations.  A deterioration of demand for used revenue equipment could make it more difficult to dispose of and replace older equipment and may reduce our ability to refresh our fleet, both of which could negatively impact our results of operations.

Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, and/or results of operations.
We are subject to risk with respect to higher prices for new tractors and trailers.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the used tractors has not increased to the same extent. Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors, trailers and diesel engines, higher commodity prices, and the pricing power of equipment manufacturers.  In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment.  More restrictive EPA and state emissions standards have required manufacturers to introduce new engines.  These regulations have increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage, and increase our operating expenses.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons.  As a result, we expect to continue to pay increased prices for revenue equipment and incur additional expenses and related financing costs for the foreseeable future.  Furthermore, reduced equipment efficiency and lower fuel mileage may result from new engines designed to reduce emissions at the sacrifice of fuel efficiency, thereby increasing our operating expenses.
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
We may not be successful in maintaining and improving profitability.
We reported a net loss in 2016 and in 2017 we reported a profit due primarily to an approximately $12.0 million reduction of income tax expense arising from the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act"). Although we reported a profit in 2018, our operations still need to show improvement to achieve consistent profitability.  Maintaining and improving profitability depends upon numerous factors, including the ability to increase average base revenue per tractor, increase utilization, improve driver retention, and control operating expenses.  We may not be able to maintain or improve profitability in the future, which could negatively impact our liquidity and financial position.
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
We depend on the leadership and expertise of our executive management team and other key personnel to design and execute our strategic and operating plans, including our current efforts to improve the profitability of our Trucking segment and grow our USAT Logistics segment.  Our management team experienced significant changes in recent prior years and may continue to experience change.  While we have employment agreements in place with certain members of our management team, there can be no assurance we will continue to retain their services and we may become subject to significant severance payments if our relationship with such members is terminated under certain circumstances.  Further, turnover, planned or otherwise, in key leadership positions could adversely impact our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management and employees, may lead to additional departures of existing personnel, and could have a materially adverse effect on our results of operations.  We must recruit, develop and retain a core group of leaders to realize our goal of expanding our operations, improving our earnings consistency, and positioning ourselves for long-term operating revenue growth.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.
Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors.  The truckload industry is subject to a shortage of qualified drivers.  Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that stricter HOS regulations adopted by the DOT in the past have tightened and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers.  We believe the required implementation and enforcement of ELDs may further, tighten such market.  The lack of adequate tractor parking along some highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors, and our inability to do so could negatively impact our operations.  Further, the compensation we offer our drivers and independent contractor expenses is subject to market conditions, and we may find it necessary to increase driver compensation and/or independent contractor rates in future periods.
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
Tax and regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees, rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues.  Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employee overtime and/or wage requirements.  Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based on employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenue from items such as unemployment, workers' compensation, and income taxes, and the Company believes a reclassification of independent contractors as employees would help states with these initiatives.  Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and healthcare coverage.  In addition, companies that use lease-purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits and several recent decisions have been made in favor of those seeking to classify independent contractor truck drivers as employees.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If independent contractors we contract with or have contracted with are determined to be employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.
We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, which would have substantially liberalized the procedures for union organization.  None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs.  Additionally, given the National Labor Relations Board's "speedy election" rule, our ability to timely and effectively address any unionizing efforts would be difficult.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.
The growth of our asset-light service offering poses unique risks.
We are continuing to implement our plan to increase the proportion of our revenue obtained from our "asset-light operations," which primarily represents our USAT Logistics segment and the independent contractors we engage.  Our goal is that our asset-light operations will result in higher margins, lower capital commitments, and less risk during times of weakened economic conditions.  Execution of this plan involves the risk of customer loss or deterioration if either our Trucking and USAT Logistics operations creates a customer issue that impacts the other where we have customer overlap, decreased utilization of Company equipment if loads with desirable profitability and lanes are allocated to third parties, growth impediments given our need to rely on third-party providers and an independent contractor market that is contracting and subject to litigation and regulatory risks, and competitive pressures from other asset-light companies with greater financial, personnel, and technological resources.  If we are unsuccessful in achieving this, it may have a materially adverse effect on our future results of operations.
Our USAT Logistics segment and our engagement of independent contractors are dependent upon the services of third-party capacity providers, including other truckload carriers.  For these operations, we do not own or control the transportation assets that deliver our customers' freight, and do not employ the people directly involved in delivering the freight.  These third-party providers may seek other freight opportunities or may require increased compensation in times of improved freight demand or tight trucking capacity.  Our inability to secure the services of these third parties could significantly limit our ability to serve our customers on competitive terms.  Additionally, if we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide services on competitive terms, our operating results could be materially and adversely affected.  Our ability to secure sufficient equipment or other transportation services is affected by many risks beyond our control, including equipment shortages in the transportation industry, particularly among contracted truckload carriers, interruptions in service due to labor disputes, changes in regulations impacting transportation, and changes in transportation rates.  Further, we believe that the recently effective ELD mandate may cause a decrease in third party transportation capacity and make securing such capacity more difficult and/or expensive.
We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.
We generate a significant portion of our operating revenue from our major customers.  A substantial portion of our freight is from customers in the retail industry.  As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.  In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation.  We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which circumstances could result in a loss of some or all of our freight volumes with these customers.  In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet.  Additionally, USAT Logistics is dependent upon a single customer for more than 10% of its operating revenue.  Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.
Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent.  Our customers' financial difficulties can negatively impact our results of operations and financial condition and our ability to comply with the covenants under our debt agreements, especially if they were to delay or default on payments owed to us.  Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect.  Our dedicated service offering is typically subject to longer term written contracts than our over-the-road service offering.  However, certain of these contracts contain cancellation clauses, including our "evergreen" contracts, which automatically renew for one-year terms but that can be terminated more easily.  There is no assurance that any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels.  Despite the existence of contractual arrangements with our customers, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship.  In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes.  A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a materially adverse effect on our business, financial condition and results of operations.
We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our results of operations.
We operate in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications, and our Mexican business activities are subject to operating authority granted by Secretaria de Comunicaciones y Transportes.  Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and HOS.  Matters such as weight, electronic on-board reporting, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations.  We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, HOS, ergonomics, drug and alcohol testing, electronic on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could have a materially adverse effect our results of operations.  Changes in regulations, such as those related to trailer size and gross vehicle weight limits, HOS, drug and alcohol testing, and ELDs, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us.  The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations.  The Environmental and Other Regulation sections in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations and is incorporated by reference herein.
The CSA program adopted by the FMCSA could adversely affect our results of operations, our ability to maintain or grow our fleet, and our customer relationships.
Under the CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards.  As a result, our fleet could be ranked poorly as compared to peer carriers.  We recruit and retain first-time drivers to be part of our driver team, and these drivers may have a higher likelihood of creating adverse safety events under the CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or limit the pool of drivers we are comfortable hiring or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety backgrounds may increase, which could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.
In December 2015, Congress passed the FAST Act, which calls for significant CSA reform.  The FAST Act directs the FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high-risk carriers and predicting future crash risk.  This study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable.  In August 2018, FMCSA reported to Congress the proposed changes it intends to make to the CSA program.  These proposed changes are discussed in this Form 10-K under the heading "Business - Other Regulation" and are incorporated by reference herein. Insofar as any of these changes increase the likelihood of us receiving unfavorable scores, it could adversely affect our results of operations and profitability.
We are compliant with the currently established intervention thresholds in a number of the seven CSA safety-related categories.  Based on any category that exceed the established threshold, we may be prioritized for an intervention action or roadside inspection, either of which could have a materially adverse effect on our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we exceed thresholds, and have experienced improvement in these measures.  However, we cannot assure you these measures will be effective.
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
Compliance with various environmental laws and regulations that our operations are subject may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.
In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, fuel spills, exhaust emissions from our vehicles and facilities, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  One of our Trucking facilities has above-ground bulk fuel storage tanks on the premises. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.  The Environmental Regulations section in Item 1 of Part I of this Annual Report on Form 10-K discusses several regulations that could materially impact our business and operations and is incorporated by reference herein.
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
In addition, if we are unable to maintain our Free and Secure Trade ("FAST"), Business Alliance for Secure Commerce ("BASC"), and Customs-Trade Partnership Against Terrorism ("C-TPAT") status, we may have significant border delays.  This could cause our Mexican and Canadian operations to be less efficient than those of competing capacity providers that operate in Mexico or Canada and have FAST, BASC, and C-TPAT status.  We also face additional risks associated with our foreign operations, including restrictive trade policies and duties, taxes, or government royalties imposed by the Mexican or Canadian governments, to the extent not preempted by the terms of the North American Free Trade Agreement ("NAFTA"), or its proposed replacement, the United-States-Mexico-Canada Agreement ("USMCA"), which is waiting for Congressional approval.  In addition, changes to NAFTA, USMCA (if enacted), or other treaties governing our business could materially adversely affect our international business. It is also uncertain how the USMCA, if enacted, will impact foreign trade and our Mexican operations.
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
The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend litigation may also be significant.  All claims may not be covered by our insurance, and for covered claims there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute.  To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows.
In addition, we may be subject, and have been subject in the past, to litigation resulting from trucking accidents.  The number and severity of litigation claims may be worsened by distracted driving by both truck drivers and other motorists.  These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases of our insurance costs.
We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.
While acquisitions have not in the past provided a substantial portion of our growth, in October 2018, we completed the acquisition of Davis Transfer Company and related entities (the "Davis Acquisition"). Refer to Note 4 of the accompanying consolidated financial statements for further information about the Davis Acquisition.  We may not have the financial capacity or be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth could be materially and adversely affected. Any future acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness or large one-time expenses. In addition, the Davis Acquisition and any future acquisitions we may consummate involve numerous risks, any of which could have a materially adverse effect on our business, financial condition, and results of operations, including:
•the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;
•we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;
•we may be unable to integrate acquired businesses successfully, or at all, and may fail to realize anticipated economic, operational and other benefits in a timely manner or at all, which could result in substantial costs and delays or other operational, technical, or financial problems;
•transaction costs and acquisition-related integration costs could adversely affect our results of operations in the period in which such charges are recorded;
•we may incur possible future impairment charges, write-offs, write-downs, or restructuring charges that could adversely impact our results of operations;
•acquisitions could disrupt our ongoing business, distract our management, and divert our resources;
•we may experience difficulties operating in markets in which we have had no or only limited direct experience;
•we could lose customers, employees, and drivers of an acquired company; and
•we may incur additional indebtedness.
We depend on the proper functioning, availability, and security of our information and communication systems (and the data contained therein), and a systems failure or unavailability, including those caused by cybersecurity breaches, could cause a significant disruption to and adversely affect our business.
We depend heavily on the proper functioning, availability, and security of our information and communication systems, including financial reporting and operating systems, in operating our business.  These systems are protected through physical and software safeguards, but are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or electronic break-ins, terrorist attacks, internet failures, computer viruses, and similar events beyond our control.  More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems.  We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein).  If our information or communication systems fail, otherwise become unavailable, or experience a cybersecurity breach or threat, manually performing functions could temporarily impact our ability to manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, to bill for services accurately or in a timely manner, to communicate internally and with drivers, customers, and vendors, and to prepare financial statements accurately or in a timely manner.  Business interruption insurance may be inadequate to protect us in the event of a catastrophe.  Any system failure, upgrade complication, cybersecurity breach, or other system disruption could interrupt or delay operations, damage our reputation, impact our ability to manage our operations and report financial performance, and cause the loss of customers, any of which could have a materially adverse effect on existing and future business.
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
We receive and transmit confidential data with our customers, drivers, vendors, employees, and service providers in the normal course of business.  Despite our implementation of secure transmission techniques, internal data security measures, training, and monitoring tools, our information and communication systems are vulnerable to cybersecurity threats and breach attempts from both external and internal sources.  Any such breach could result in disruption of communications with our customers, drivers, vendors, employees, and service providers and improper access to, misappropriation of, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information.  A cybersecurity incident (including a breach) could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, fines and penalties and reputational damage.
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
The market price of our common stock may be volatile.
The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control.  These factors include, among other items: the perceived prospects of our business and our industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts' recommendations or projections, including such analysts' outlook on our industry as a whole; actions or announcements by our competitors; changes in the regulatory environment in which we operate; significant sales or hedging of shares by a principal stockholder; actions taken by stockholders that may be contrary to the board of director's recommendations; and changes in general economic or market conditions.  In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.
We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.
As of December 31, 2018, we had goodwill of $4.9 million and other intangible assets of $17.8 million.  We evaluate our goodwill and other intangible assets for impairment.  We could recognize impairments in the future, and we may never realize the full value of our intangible assets.  If these events occur, our profitability and financial condition will suffer.
Uncertainty relating to piece rate legislation could result in litigation and/or have a materially adverse effect on our operating results.
The trucking industry has been confronted with a continuous patchwork of laws at the state and local levels, related to, among other things, employee rest and meal breaks.  Further, driver piece rate compensation, which is an industry standard, has been attacked as not being compliant with state minimum wage laws.  Both of these issues are adversely impacting the Company and motor carrier industry as a whole, with respect to the practical application of the laws; thereby resulting in additional cost.
In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law.  The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stood.  However, in December 2018, the FMCSA granted a petition filed by the America Trucking Associations and in doing so determined that federal law does preempt California's wage and hour laws, and interstate truck drivers are not subject to such laws.  The FMCSA's decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it's uncertain whether it will stand.  Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law.  As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the U.S.  Federal legislation has been proposed in the past to preempt certain state and local laws; however, passage of such legislation is uncertain.  If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws.  Either solution could result in increased compliance and labor costs, increased driver turnover, increased legal exposure, and decreased operational efficiency.
The transportation industry is subject to security requirements that could increase our costs of operation.
Because transportation assets continue to be a target of terrorist activities, federal, state and municipal governments have adopted, and in the future may adopt, security requirements that could increase operating costs and potentially slow service for businesses, including those in the transportation industry.  For example, in the aftermath of the September 11, 2001, terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks.  In addition, the TSA has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat.  These regulations could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or allow trucks to sit idle.  These regulations also could complicate the successful pairing of available equipment with hazardous material shipments, thereby increasing the Company's response time and deadhead miles on customer shipments.  These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations.  Thus, it is possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers.  Moreover, a terrorist attack directed at the Company or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.
Certain provisions of our charter documents and Delaware law could deter acquisition proposals and make it difficult for a third party to acquire control of the Company.
Provisions in our Restated and Amended Certificate of Incorporation ("Certificate of Incorporation") may discourage, delay, or prevent a change of control or changes in our board of directors or management that our stockholders may consider favorable. For example, our Certificate of Incorporation authorizes the board of directors to issue up to 1,000,000 shares of "blank check" preferred stock. Without stockholder approval, our board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock, which could make it more difficult for a third party to acquire the Company. Our Certificate of Incorporation also provides:
•for a classified board of directors, whereby directors serve for staggered three-year terms, making it more difficult for a third party to obtain control of the board of directors through a single election;
•that vacancies on the board of directors may be filled only by the remaining directors in office, even if only one director remains in office;
•that directors may only be removed for "cause" and only by the affirmative vote of the holders of at least a majority of our outstanding common stock;
•that the affirmative vote of the holders of at least 66 2/3% of the voting power of our outstanding common stock is required to approve any merger or consolidation with any other business entity that requires approval of the stockholders;
•that stockholders can only act by written consent if such consent is signed by the holders of at least 66 2/3% of our outstanding common stock; and
•that each of the provisions set forth above may only be amended by the holders of at least 66 2/3% of our outstanding common stock.
Our Bylaws also require advance notice of all stockholder proposals, including nominations for election as director, and provide that a special meeting of stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, the President, or by a majority of the entire board of directors. We have in the past adopted a stockholder rights plan, which was voluntarily terminated by the board of directors in April 2014, and may in the future adopt new stockholder rights plans. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, unless prior to the time that anyone becomes an "interested stockholder" our board of directors approves either the "business combination" or transaction which resulted in a stockholder becoming an interested stockholder, we may not enter into a "business combination" with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, "interested stockholder" means, generally, someone owning 15% or more of our outstanding voting stock during the prior three years, subject to certain exceptions as described in Section 203. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our common stock. In addition, to the extent that these provisions discourage an acquisition of our Company or other change of control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our common stock.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES
USA Truck's executive offices and headquarters are located on approximately 104 acres in Van Buren, Arkansas.  This facility consists of approximately 117,000 square feet of office space, training and driver facilities, and approximately 30,000 square feet of maintenance space.  The headquarters also has approximately 11,000 square feet of warehouse space and two other structures with approximately 22,000 square feet of office and warehouse space which are currently leased to a third party.  The expense for building and office rent is recorded in the operations and maintenance line item in the accompanying consolidated statement of operations and comprehensive income (loss).
The Company's network consists of 16 facilities, including USAT Logistics offices.  As of December 31, 2018, the Company's active facilities were located in or near the following cities:

Trucking facilities:	Shop	Driver Facilities	Fuel	Dispatch Office	Own or Lease
Van Buren, Arkansas (1)	Yes	Yes	No	Yes	Own
West Memphis, Arkansas	Yes	Yes	No	Yes	Own/Lease (2)
Lakeland, Florida	Yes	Yes	No	Yes	Lease
Carnesville, Georgia	Yes	Yes	No	Yes	Lease
Morrow, Georgia	No	Yes	No	No	Lease
Valdosta, Georgia	Yes	Yes	No	Yes	Lease
South Holland, Illinois	Yes	Yes	No	Yes	Lease
Vandalia, Ohio	Yes	Yes	No	Yes	Own
Laredo, Texas	Yes	Yes	No	Yes	Own/Lease (3)

USAT Logistics facilities:
Springdale, Arkansas	No	No	No	Yes	Lease
Van Buren, Arkansas (1)	Yes	Yes	No	Yes	Own
Roseville, California	No	No	No	Yes	Lease
Atlanta, Georgia	No	No	No	Yes	Lease
Oak Brook, Illinois	No	No	No	Yes	Lease
Plano, Texas	No	No	No	Yes	Lease
Seattle, Washington	No	No	No	Yes	Lease

Administrative facilities:
Athens, Georgia	No	No	No	Yes	Lease
Lebanon, Indiana	No	No	No	Yes	Lease

1.Trucking and USAT Logistics facilities located on the same property.
2.USA Truck owns the terminal facility and holds a lease easement relating to less than one acre.
3.USA Truck owns the terminal facility and leases an adjacent six acres for tractor and trailer parking.

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

Item 4.  MINE SAFETY DISCLOSURES
None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
USA Truck's common stock is quoted on the NASDAQ Global Select Market under the symbol "USAK".  As of February 15, 2019, there were 691 holders of record (including brokerage firms and other nominees) of USA Truck common stock.
Repurchase of Equity Securities
As of December 31, 2018, there were 463,013 shares remaining available for repurchase from a repurchase authorization that was authorized in 2016. This repurchase authorization expired on February 9, 2019.

Item 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Part II, Item 7 of this Form 10-K and the consolidated financial statements and accompanying footnotes under Part II, Item 8 of this Form 10-K (dollar amounts in thousands, except per share data).

	December 31,
Consolidated statement of operations data:	2018	2017	2016	2015	2014
Operating revenue	$534,060	$446,533	$429,099	$507,934	$602,477
Operating income (loss)	21,219	(2,068)	(7,516)	23,071	17,653
Net income (loss)	12,204	7,497	(7,699)	11,069	6,285
Diluted earnings (loss) per share	1.49	0.93	(0.90)	1.06	0.60
Consolidated balance sheet data:
Cash and cash equivalents	$989	$71	$122	$87	$205
Total assets	321,804	253,855	294,968	286,456	303,944
Long-term debt, capital leases and insurance premium financing, including current portion	160,487	107,485	152,418	101,435	117,512
Stockholders’ equity	80,470	66,488	58,588	93,777	99,068
Total debt, less cash, to total capitalization ratio	66.5%	61.7%	72.2%	51.9%	54.2%
Other financial data:
Operating ratio	96.0%	100.5%	101.8%	95.5%	97.1%
Adjusted operating ratio (1) (unaudited)	95.4%	100.3%	100.4%	94.3%	96.4%

1.See "Consolidated Reconciliations" below.
The Company reports adjusted operating ratio, which is a financial measure that is not prescribed or authorized by U.S. generally accepted accounting principles ("GAAP").
Adjusted operating ratio, as defined here, is a non-GAAP financial measure, as defined by the SEC.  Management uses adjusted operating ratio as a supplement to the Company's GAAP results in evaluating certain aspects of its business, as described below.  Adjusted operating ratio is not a substitute for operating margin or any other measure derived solely from GAAP measures.  There are limitations to using non-GAAP measures such as adjusted operating ratio.  Although management believes that adjusted operating ratio can make an evaluation of the Company's operating performance more consistent because it removes items that, in management's opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio differently.  As a result, it may be difficult to use adjusted operating ratio or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to USA Truck's performance.

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
USA Truck's board of directors and chief operating decision-makers also focus on adjusted operating ratio as an indicator of the Company's performance from period to period.  Management believes fuel surcharge can be volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing results of operations.
Management believes its presentation of adjusted operating ratio is useful because it provides investors and securities analysts the same information that the Company uses internally for purposes of assessing its core operating performance.
Consolidated Reconciliations
Pursuant to the requirements of Regulation S-K, Item 10(e) and Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the table below for operating ratio (in thousands):
Adjusted Operating Ratio

	December 31,
	2018	2017	2016	2015	2014
Operating revenue	$534,060	$446,533	$429,099	$507,934	$602,477
Less:
Fuel surcharge revenue	63,805	48,216	40,929	58,981	108,133
Base revenue	470,255	398,317	388,170	448,953	494,344
Operating expense	512,841	448,601	436,615	484,863	584,824
Adjusted for:
Restructuring, impairment and other costs (reversal) (1)	639	—	(5,264)	(2,742)	—
Severance costs included in salaries, wages and employee benefits (2)	(711)	(930)	(839)	—	—
Amortization of acquisition related intangibles (3)	(203)	—	—	—	—
Fuel surcharge revenue	(63,805)	(48,216)	(40,929)	(58,981)	(108,133)
Adjusted operating expense	$448,761	$399,455	$389,583	$423,140	$476,691
Operating ratio	96.0%	100.5%	101.8%	95.5%	97.1%
Adjusted operating ratio	95.4%	100.3%	100.4%	94.3%	96.4%

Segment Reconciliations:

Trucking Segment	December 31,
	2018	2017	2016
Revenue	$351,222	$302,943	$295,807
Less: intersegment eliminations	3,493	891	1,281
Operating revenue	347,729	302,052	294,526
Less: fuel surcharge revenue	47,770	38,173	32,090
Base revenue	$299,959	$263,879	$262,436
Operating expense	336,019	311,719	309,315
Adjusted for:
Restructuring, impairment and other costs (reversal) (1)	587	—	(4,848)
Severance costs included in salaries, wages and employee benefits (2)	(484)	(665)	(839)
Amortization of acquisition related intangibles (3)	(203)	—	—
Fuel surcharge revenue	(47,770)	(38,173)	(32,090)
Adjusted operating expense	$288,149	$272,881	$271,538
Operating ratio	96.6%	103.2%	105.0%
Adjusted operating ratio	96.1%	103.4%	103.5%

USAT Logistics Segment	December 31,
	2018	2017	2016
Revenue	$190,992	$152,137	$140,847
Less: intersegment eliminations	4,661	7,656	6,274
Operating revenue	186,331	144,481	134,573
Less: fuel surcharge revenue	16,035	10,043	8,839
Base revenue	$170,296	$134,438	$125,734
Operating expense	176,822	136,882	127,300
Adjusted for:
Restructuring, impairment and other costs (reversal) (1)	52	—	(416)
Severance costs included in salaries, wages and employee benefits (2)	(227)	(265)	—
Fuel surcharge revenue	(16,035)	(10,043)	(8,839)
Adjusted operating expense	$160,612	$126,574	$118,045
Operating ratio	94.9%	94.7%	94.6%
Adjusted operating ratio	94.3%	94.2%	93.9%

1.During 2018, the Company reversed $0.6 million in restructuring, impairment and other costs relating to the closure of the South Holland, Illinois maintenance facility that was reopened during first quarter 2018. During 2016 and 2015, the Company recognized $5.3 million and $2.7 million, respectively, in restructuring, impairment and other costs relating to the termination of employment of certain executives and the closure of maintenance facilities.  See "Item 8. Financial Statements and Supplementary Data – Note 16: Restructuring, impairment and other costs" in this Form 10-K for further discussion.
2.During 2018, 2017 and 2016, the Company recognized $0.7 million, $0.9 million and $0.8 million, respectively, in severance costs included in the "Salaries, wages and employee benefits" line item.  See "Item 8. Financial Statements and Supplementary Data – Note 16: Restructuring, impairment and other costs" in this Form 10-K for further discussion.
3.During 2018, the Company recognized $0.2 million in amortization of acquisition related intangibles. See "Item 8. Financial Statements and Supplementary Data – Note 5: Intangible assets and goodwill" in this Form 10-K for further discussion.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read together with the Business section in Part 1, Item 1, as well as the consolidated financial statements and accompanying footnotes in Part II, Item 8, of this Form 10-K.  This discussion contains forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A "Risk Factors," Part I "Cautionary Note Regarding Forward-Looking Statements," and elsewhere in this report.  These statements are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially from those discussed herein. MD&A summarizes the financial statements from management's perspective with respect to the Company's financial condition, results of operations, liquidity and other factors that may affect actual results.
The MD&A is organized in the following sections:
•Business Overview
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commitments
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates

Business Overview
USA Truck offers a broad range of truckload motor carrier and freight brokerage and logistics services to a diversified customer base that spans a variety of industries.  On October 18, 2018, USA Truck, Inc. acquired 100% of the outstanding equity of Davis Transfer Company Inc., a Georgia corporation ("DTC"), Davis Transfer Logistics Inc. and B & G Leasing, L.L.C. ("B & G," and collectively with DTC and DTL, "Davis Transfer Company"). As of December 31, 2018, our corporate structure included USA Truck, Inc., and its wholly owned subsidiaries: International Freight Services, Inc. ("IFS"), a Delaware corporation; Davis Transfer Company Inc., a Georgia corporation ("DTC"), Davis Transfer Logistics Inc., a Georgia corporation ("DTL"), and B & G Leasing, L.L.C., a Georgia limited liability company, ("B & G," and collectively with DTC and DTL, "Davis Transfer Company").
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
The Trucking segment provides one-way truckload transportation, including dedicated services, of various products, goods and materials.  The Trucking segment primarily uses its own purchased or leased tractors and trailers or capacity provided by independent contractors to provide services to customers and is commonly referred to as "asset-based" trucking.  The Company's USAT Logistics services match customer shipments with available equipment of authorized third-party motor carriers and other service providers.  USAT Logistics provides these services to many existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.
Revenue for the Company's Trucking segment is substantially generated by transporting freight for customers, and is predominantly affected by rates per mile, the number of tractors in operation, and the number of revenue-generating miles per tractor.  The Company also generates revenue through fuel surcharge and ancillary services such as stop-off pay, loading and unloading activities, tractor and trailer detention, expediting charges, repositioning charges and other similar services.
Operating expenses fall into two categories: variable and fixed.  Variable expenses, or mostly variable expenses, constitute the majority of the expenses associated with transporting freight for customers, and include driver wages and benefits, fuel and fuel taxes, payments to independent contractors, operating and maintenance expense and insurance and claims expense.  These expenses vary primarily according to miles operated, but also have controllable components based on percentage of compensated miles, shop and dispatch efficiency, and safety and claims experience.
Fixed expenses, or mostly fixed expenses, include the capital costs of our assets (depreciation, amortization, rent and interest), compensation of non-driving employees and portions of insurance and maintenance expenses.  These expenses are partially controllable through management of fleet size and facilities infrastructure, headcount efficiency, and safety.

Fuel and fuel tax expense can fluctuate significantly with diesel fuel prices.  To mitigate the Company's exposure to fuel price increases, it recovers from its customers fuel surcharges that historically have recouped a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods.  Although the Company's fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to deadhead miles, out of route miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharges paid by customers are insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices.  The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles.  The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week's applicable United States Department of Energy, or DOE, Diesel Fuel index.  Therefore, in times of increasing fuel prices, the Company does not recover as much in fuel surcharge revenue as it pays for fuel.  In periods of declining prices, the opposite is experienced.
The key statistics used to evaluate Trucking segment performance, in each case net of fuel surcharge revenue, include (i) base Trucking revenue per available tractor per week, (ii) average base revenue per loaded mile, (iii) loaded miles per available tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of available tractors and (vii) adjusted operating ratio.  In general, the Company's average miles per available tractor per week, rate per mile and deadhead percentages are affected by industry-wide freight volumes and industry-wide trucking capacity, which are mostly beyond the Company's control. Factors over which the Company has significant control are its sales and marketing efforts, service levels and operational efficiency.
Unlike the Trucking segment, the USAT Logistics segment is non-asset based and is dependent upon skilled employees, information systems and qualified third-party capacity providers.  The largest expense related to the USAT Logistics segment is purchased transportation expense.  Other operating expenses consist primarily of salaries, wages and employee benefits.  The Company evaluates the financial performance of the USAT Logistics segment by reviewing gross margin (USAT Logistics operating revenue less purchased transportation expense) and the gross margin percentage (USAT Logistics operating revenue less purchased transportation expense expressed as a percentage of USAT Logistics operating revenue).  Gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity.  USAT Logistics often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins.
We plan to continue our focus on improving results through ongoing network engineering initiatives, pricing discipline, enhanced partnerships with customers, and improved execution in our day-to-day operations, as well as our ongoing safety initiatives.  By focusing on these key objectives, management believes it will make progress on its goals of improving the Company's operating performance and increasing stockholder value.

Results of Operations
The following tables summarize the consolidated statements of operations (in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to prior years.

	2018			2017
	$	% Operating Revenue	Adjusted Operating Ratio (1)	$	% Operating Revenue	Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	470,255	88.1%		$398,317	89.2%		18.1%
Fuel surcharge revenue	63,805	11.9%		48,216	10.8%		32.3%
Operating revenue	$534,060	100.0%		$446,533	100.0%		19.6%

Operating expenses	512,841	96.0%	95.4%	448,601	100.5%	100.3%	14.3%
Operating income (loss)	21,219	4.0%	4.6%	(2,068)	(0.5)%	(0.3)%	1,126.1%

Other expenses:
Interest expense	3,649	0.7%		3,808	0.9%		(4.2)%
Other, net	992	0.2%		387	0.0%		156.3%
Total other expenses, net	4,641	0.9%		4,195	0.9%		10.6%
Income (loss) before income taxes	16,578	3.1%		(6,263)	(1.4)%		(364.7)%
Income tax expense (benefit)	4,374	0.8%		(13,760)	(3.1)%		(131.8)%

Consolidated net income	$12,204	2.3%		$7,497	1.7%		62.8%

	2017			2016
	$	% Operating Revenue	Adjusted Operating Ratio (1)	$	% Operating Revenue	Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$398,317	89.2%		$388,170	90.5%		2.6%
Fuel surcharge revenue	48,216	10.8%		40,929	9.5%		17.8%
Operating revenue	$446,533	100.0%		$429,099	100.0%		4.1%

Operating expenses	448,601	100.5%	100.3%	436,615	101.8%	100.4%	2.7%
Operating loss	(2,068)	(0.5)%	(0.3)%	(7,516)	(1.8)%	(0.4)%	72.5%

Other expenses:
Interest expense	3,808	0.9%		3,178	0.7%		19.8%
Other, net	387	0.0%		524	0.1%		(26.1)%
Total other expenses, net	4,195	0.9%		3,702	0.9%		13.3%
Loss before income taxes	(6,263)	(1.4)%		(11,218)	(2.6)%		44.2%
Income tax benefit	(13,760)	(3.1)%		(3,519)	(0.8)%		291.0%

Net income (loss)	$7,497	1.7%		$(7,699)	(1.8)%		197.4%

4.The adjusted operating ratio calculation for operating expenses is calculated as operating expenses, net of fuel surcharge revenue and other items, as a percentage of operating revenue excluding fuel surcharge revenue.  Other items in this presentation are the restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits, and amortization of acquisition related intangibles.  See Note 16 to the Company's consolidated financial statements included in Part II, Item 8, in this Form 10-K.  Adjusted operating ratio is a non-GAAP financial measure.  See Selected Financial Statement Data in Part I, Item 6 for the uses and limitations associated with adjusted operating ratio.

Key Operating Statistics by Segment

	December 31,
Trucking:	2018	2017	2016
Operating revenue (in thousands)	$347,729	$302,052	$294,526
Operating income (loss) (in thousands) (1)	$11,710	$(9,667)	$(14,789)
Operating ratio (2)	96.6%	103.2%	105.0%
Adjusted operating ratio (3)	96.1%	103.4%	103.5%
Total miles (in thousands) (4)	158,982	162,599	172,591
Deadhead percentage (5)	13.9%	13.0%	12.9%
Base revenue per loaded mile	$2.191	$1.865	$1.746
Average number of available tractors (6)	1,695	1,662	1,735
Average number of in-service tractors (7)	1,726	1,713	1,774
Loaded miles per available tractor per week	1,549	1,633	1,657
Base revenue per available tractor per week	$3,394	$3,045	$2,893
Average loaded miles per trip	513	557	583

USAT Logistics:
Operating revenue (in thousands)	$186,331	$144,481	$134,573
Operating income (in thousands) (1)	$9,509	$7,599	$7,273
Gross margin (in thousands) (8)	$30,234	$26,686	$25,645
Gross margin percentage (9)	16.2%	18.5%	19.1%
Load count (in thousands)	113	106	108

1.Operating income (loss) is calculated by deducting operating expenses from operating revenue.
2.Operating ratio is calculated as operating expenses as a percentage of operating revenue.
3.Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  See GAAP to non-GAAP reconciliations above.
4.Total miles include both loaded and empty miles.
5.Deadhead mile percentage is calculated by dividing empty miles into total miles.
6.Available tractors are all those Company tractors that are available to be dispatched, including available unseated tractors, and our independent contractor fleet.
7.In-service tractors include all of the tractors in the Company fleet, including Company-operated tractors and independent contractors.
8.Gross margin is calculated by deducting purchased transportation expense from USAT Logistics operating revenue.
9.Gross margin percentage is calculated as gross margin divided by USAT Logistics operating revenue.

Trucking operating revenue
During the year ended 2018, Trucking operating revenue increased 15.1% to $347.7 million, compared to $302.1 million for the same period of 2017. Trucking base revenue increased 13.7% to $300.0 million, from $263.9 million for the same period in 2017. The positive changes in operating revenue and base revenue were primarily attributable to an 17.5% increase in base revenue per loaded mile and a 2.0% increase in average available tractors, offset by an increase in deadhead percentage of 90 basis points. The Company is continuing to refine the network to increase utilization and driver operational efficiency by transforming to a regional operations structure. Throughout 2018, the Company was focused on developing strategic partnerships with core customers by providing exceptional service at competitive rates.  At December 31, 2018, the base revenue per available per tractor had increased 11.5% over the 2017 period due the above mentioned factors.
During 2017, the increase in Trucking operating revenue was the result of a 6.8% increase in base revenue per loaded mile, offset by the 21% increase in our unseated tractor count, the 5.9% decrease in loaded miles and a 1.5% decrease in trucking shipments.  While the freight market was challenging throughout the first half of 2017, improvements were seen later in the year.  The Company was able to capture a higher rate per mile in the spot market and on long term contracts as a result of extreme weather leading to increased economic activity in the third and fourth quarters of 2017, regulatory changes late in the year that impacted driving hours and created capacity constraints in the market, offset by unfavorable effects of weather on asset utilization.  For the first time, due to the aforementioned strategic network engineering initiatives, the Company was positioned to meaningfully participate in the fourth quarter 2017 retail surge.  This, in conjunction with the significant improvement in the Company's core network performance, led to significant year over year improvements in our rate per loaded mile, revenue per tractor per week, and operating income in the fourth quarter of 2017.
Trucking operating income (loss)
For the year ended 2018, operating income was $11.7 million compared to a loss of ($9.7) million for the corresponding period in 2017, primarily resulting from the 15.1% increase in operating revenue driven by the increased base revenue per available tractor per week mentioned above and offset by a 7.8% increase in operating expenses.
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
USAT Logistics operating revenue
During the year ended 2018, USAT Logistics operating revenue increased 29.0% to $186.3 million, compared to $144.5 million for the same period of 2017, resulting from a 21.1% increase in revenue per load combined with a 6.5% increase in load count. This increase can be attributed to a tightened capacity market through 2018. The Company continues to focus on increasing volume through deepening strategic customer relationships and expanding our customer base.
During 2017, the increase in USAT Logistics operating revenue primarily resulted from approximately 10% higher revenue per load offset by a 2.0% decrease in load count.  Increasing industry demand relative to capacity produced 7.4% higher operating revenue for 2017, as compared to the same period in 2016.
USAT Logistics operating income
USAT Logistics generated operating income of $9.5 million for the year ended 2018, an increase of $1.9 million, or 25.1%, compared to $7.6 million in the comparable period in 2017. This change was the result of the 29.0% increase in operating revenue mentioned above, driven by the increased revenue per load and load volumes, offset by a 28.7% increase in purchased transportation costs.
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

	2018				2017				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2018 to 2017
Salaries, wages and employee benefits	$130,407	24.4%	27.6%	(1)	$122,297	27.4%	30.5%	(1)	6.6%
Fuel and fuel taxes	55,158	10.3	(1.8)%	(2)	45,853	10.3%	(0.6)%	(2)	20.3%
Depreciation and amortization	28,324	5.3	6.0%	(1)	28,463	6.4%	7.1%		(0.5)%
Insurance and claims	23,240	4.4	4.9%		25,628	5.8%	6.4%		(9.3)%
Equipment rent	10,840	2.0	2.3%		10,173	2.3%	2.6%		6.6%
Operations and maintenance	33,356	6.2	7.1%		31,001	6.9%	7.8%		7.6%
Purchased transportation	211,132	39.5	44.9%		164,012	36.7%	41.2%		28.7%
Operating taxes and licenses	3,814	0.7	0.8%		4,068	0.9%	1.0%		(6.2)%
Communications and utilities	2,849	0.5	0.6%		2,713	0.6%	0.7%		5.0%
Gain on disposal of assets, net	(2,361)	(0.4)	(0.5)%		(773)	(0.2)%	(0.2)%		205.4%
Restructuring, impairment and other costs (reversal)	(639)	(0.1)	(0.1)%		—	—%	—%		N/A
Other	16,721	3.1	3.6%		15,166	3.4%	3.8%		10.3%
Total operating expenses	$512,841	96.0%	95.4%		$448,601	100.5%	100.3%		14.3%

	2017				2016				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2017 to 2016
Salaries, wages and employee benefits	$122,297	27.4%	30.5%	(1)	$122,408	28.5%	31.3%		(0.1)%
Fuel and fuel taxes	45,853	10.3	(0.6)	(2)	43,179	10.1%	0.6%	(2)	6.2%
Depreciation and amortization	28,463	6.4	7.1		29,954	7.0%	7.7%		(5.0)%
Insurance and claims	25,628	5.8	6.4		21,154	4.9%	5.5%		21.1%
Equipment rent	10,173	2.3	2.6		7,443	1.7%	1.9%		36.7%
Operations and maintenance	31,001	6.9	7.8		34,252	8.0%	8.8%		(9.5)%
Purchased transportation	164,012	36.7	41.2		148,972	34.7%	38.4%		10.1%
Operating taxes and licenses	4,068	0.9	1.0		4,695	1.1%	1.2%		(13.4)%
Communications and utilities	2,713	0.6	0.7		3,239	0.8%	0.9%		(16.2)%
Gain on disposal of assets, net	(773)	(0.2)	(0.2)		(1,116)	(0.3)%	(0.3)%		(30.7)%
Restructuring, impairment and other costs	—	—	—		5,264	1.2%	N/A		(100.0)%
Impairment on assets held for sale	—	—	—		2,839	0.7%	0.7%		(100.0)%
Other	15,166	3.4	3.8		14,332	3.3%	3.7%		5.8%
Total operating expenses	$448,601	100.5%	100.3%		$436,615	101.8%	100.5%		2.7%

1.Adjusted operating ratio is calculated as the applicable operating expense less restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.   See Note 16 to the Company's consolidated financial statements included in Part II, Item 8, in this Form 10-K for additional information regarding these costs and GAAP to non-GAAP reconciliations above.
2.Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits
Salaries, wages and employee benefits consist primarily of compensation for all employees.  Salaries, wages and employee benefits are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to its Company drivers, employee benefits (including, but not limited to, healthcare and workers' compensation), and compensation and benefits paid to non-driver employees. For the year ended 2018, salaries, wages and employee benefits expense decreased 300 basis points as a percentage of operating revenue while increasing in terms of dollars spent. This change was primarily the result of a driver pay increase, increased cost of employee healthcare costs, and the institution of a performance-based incentive plan for employees.
The decrease in salaries, wages and employee benefits expenses during 2017 was primarily due to a 4.7% reduction in the Company-owned tractor fleet, an increase of 3.1% in the independent contractor fleet, and our 2017 reduction in force, partially offset by a $1.5 million cost recorded by the Company in the first quarter of 2017 associated with an adverse development in prior year layers of workers' compensation claims.  As part of a reduction in force, headcount in both Trucking and USAT Logistics were reduced during the second quarter of 2017 as the Company continued to better align the non-driving support staff with the number of seated tractors, which also contributed to the decrease in salaries, wages and employee benefits expense.  The Company incurred $0.1 million, net-of-tax, in implementing the reduction in force during the second quarter of 2017.
Management believes that the market for drivers will remain tight, and as such, expects driver wages and hiring expenses to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company's fleet.  This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which payments are reflected in purchased transportation.
Fuel and fuel taxes
Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company's fuel expense are the cost of diesel fuel, the fuel economy of Company equipment, and the number of miles driven by company drivers.   The increases in fuel and fuel taxes for the year ended 2018 resulted from a 19.7% increase in average diesel fuel prices per gallon year over year, as reported by the DOE, combined with a 5.0% decrease in total revenue miles for year to date when compared to the same period in 2017. The Company continues to pursue fuel efficiency initiatives, purchasing newer, more fuel-efficient revenue equipment and implementing focused driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.
During 2017, the increases in fuel and fuel taxes resulted from a 14.3% increase in average diesel fuel prices per gallon, as reported by the DOE, offset by a 5.8% decrease in total revenue miles, compared to 2016.  Fuel expense, net of fuel surcharge, improved by $4.6 million in 2017 when compared to 2016.  Fuel efficiency initiatives undertaken during 2017, such as idle-control, more fuel-efficient engines, and driver training programs, contributed to the increased controlling of our fuel expense on a cost per company tractor operated mile basis.
The Company expects to continue managing its idle time and truck speeds and partnering with customers to align fuel surcharge programs to recover a fair portion of rising fuel costs.  Looking ahead, the Company's net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, empty mile percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.
Depreciation and amortization and equipment rent
Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with capital leases, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment.  Equipment rent expenses are those related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.
In addition, the mix of capital and operating leases will cause fluctuations on a line item basis between equipment rent expense and depreciation and amortization expense.  Depreciation and amortization expense decreased as a percentage of both operating and base revenue for the year ended 2018, compared to the same period in 2017, due to the increased use of operating leases on trailers and increased operating efficiency of existing equipment.The decrease in depreciation and amortization expense in 2017, as compared to 2016, is primarily attributable to the approximately 5.0% smaller Company fleet and more equipment being acquired through lease arrangements instead of debt financing.  The increase in equipment rent expense during 2017 was the result of the Company entering into a sale leaseback transaction in March 2017 for 90 tractors and the increased use of operating leases for the acquisition of trailers.
The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the third quarter of 2017, the Company reevaluated the estimated useful lives of its trailers, increasing such lives from 10 to 14 years.  Additionally, given the soft used equipment market, the Company lowered the salvage values of its tractor fleet in 2017 to reflect current estimates of the value of such equipment upon its retirement.  These changes were accounted for as a change in estimate.
The Company intends to continue its focus on improving asset utilization, matching customer demand, growing the independent contractor fleet and strengthening load profitability initiatives.  Further, the acquisition costs of new revenue equipment could increase due to the continued implementation of emissions requirements and the inclusion of improved safety and fuel efficiency features.
Insurance and claims
Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage, and other casualty events.  The primary factors affecting the Company's insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company's actuarial accruals, developments in prior-year claims, and insurance premiums and self-insured amounts. The decrease in insurance and claims expense during the year ended 2018 was the result of having a more normal insurance expense during 2018 when compared to 2017, in which a $3.0 million actuarial adjustment was recorded stemming from adverse development in our prior year claim layers.
During 2017, insurance and claims expense increased significantly primarily due to a $3.0 million actuarial analysis adjustment in the first quarter stemming from adverse development in our prior year claim layers.  The Company expects insurance and claims expense to continue to be volatile over the long-term.  In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, the industry is experiencing a decline in the number of carriers and underwriters that offer excess insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased.  These factors may cause the Company's insurance and claims expense to increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.
Operations and maintenance
Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses, and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company's maintenance facilities. For the year ended 2018, the increase in operations and maintenance expense was primarily the result of increased repair costs on the Company fleet, which is currently comprised of older, revenue equipment that tends to have higher maintenance costs. Delays in OEM tractor deliveries have contributed to the increase in this line item.
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
For the year ended 2018, the increase in purchased transportation expense was primarily due to increased freight volumes in USAT Logistics. In future periods, the Company is endeavoring to grow its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which, if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of expected regulatory changes. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift), expenses to the "Purchased transportation" line item with offsetting reductions in employee driver wages and related expenses, net fuel expense (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance and capital expenditures.
During 2017, the increase in purchased transportation expense was primarily due to the 3.1% growth in the size of the independent contractor fleet compared to the 2016 period and increased freight volumes in USAT Logistics.

Gain on disposal of assets, net
During the year ended 2018, gain on disposal of assets, net, increased when compared to the same periods in 2017. Management believes the used equipment market may continue to show volatility in 2019 and beyond.
The decrease in gain on disposal of assets, net, in 2017 reflects fewer asset disposals compared to 2016, when the Company reduced its fleet through the accelerated disposal of older, less efficient tractors and trailers.
Restructuring, impairment and other costs
See Note 16 to the Company's consolidated financial statements included in Part II, Item 8, in this Form 10-K for information regarding the restructuring, impairment and other costs incurred during 2018, 2017 and 2016, which is incorporated herein by reference.
Impairment on assets held for sale
As a result of significantly lower prices received for disposals of our owned used revenue equipment during the fourth quarter of 2016, the Company recorded a $2.8 million asset impairment charge to write-down the carrying values of tractors held for sale at December 31, 2016.
Other expenses
During 2018, the increase in other expenses was primarily the result of increased recruiting and training costs resulting from the tight driver market currently being experienced.
The increase in other expenses for 2017 was primarily due to increased recruiting and training expenses partially offset by lower professional service fees.  During 2017, the Company incurred approximately $1.3 million in expenses relating to new management hires.  To preserve shares under the Incentive Plan for incentive compensation to key employees, especially in light of the Company's stock price at the time that required the issuance of more shares when granting equity awards to achieve the same intended dollar value of the awards, the board of directors elected to receive their customary annual equity award in cash and each director then used the net-of-tax proceeds to purchase shares in the open market.
Consolidated Non-Operating Expenses
Interest expense, net
For the year ended December 31, 2018, the decrease in interest expense was primarily the result of decreased borrowing throughout the first nine months of the year. At year end 2018, the Company had increased its debt outstanding on the Credit Facility by approximately $39.3 million over the quarter ended September 30, 2018, and approximately $24.1 million compared to December 31, 2017. This increase was the result of the Company's acquisition of Davis Transfer Company in October 2018. See Note 4 to the condensed consolidated financial statements for further discussion of the acquisition of Davis Transfer Company, and Note 8 to the condensed consolidated financial statements for further discussion of the Company's Credit Facility.
Interest expense, net, in 2017 increased primarily due to the average debt balance carried throughout 2017 as compared to 2016 and increased interest rates on outstanding borrowings.
Income tax expense (benefit)
The Company's effective tax rate for the years ended December 31, 2018, 2017 and 2016, were 26.4%, 219.9%, and 31.4%, respectively.  In 2017, our effective tax rate was primarily impacted by the benefit recognized resulting from the enactment of the Tax Cuts and Jobs Act which, among other things, reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result of the Tax Cuts and Jobs Act, the Company adjusted the measurement of its net deferred tax liabilities at the new corporate income tax rate as of the date the Tax Cuts and Jobs Act was signed into law, which resulted in the recognition of a tax benefit of $12.0 million. Generally, the Company's effective tax rate, when compared to the federal statutory rate of 35% effective through tax year 2017 and 21% for 2018, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  The recurring impact of this permanent non-deductible difference incurred in operating our business causes our tax rate to increase as our pretax earnings or loss approaches zero.  Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

Liquidity and Capital Resources
USA Truck's business has required, and will continue to require, significant capital investments.  In the Company's Trucking segment, where capital investments are the most substantial, the primary investments are in new revenue equipment and to a lesser extent, in technology and working capital.  In the Company's USAT Logistics segment, where capital investments are generally more modest, the primary investments are in technology and working capital.  USA Truck's primary sources of liquidity have been funds provided by operations, borrowings under the Company's Credit Facility, sales of used revenue equipment, and capital and operating leases.  Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company's sources of liquidity to be adequate to meet current and projected needs.
The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that springs in the event excess availability under the Credit Facility falls below 10% of the lenders' total commitments.  Also, certain restrictions regarding the Company's ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20% of the lenders' total commitments.  Management believes the Company's excess availability will not fall below 20% and expects the Company to remain in compliance with all debt covenants during the next twelve months.
As of December 31, 2018, the Company had outstanding $5.4 million in letters of credit and had approximately $50.8 million available to borrow under the Credit Facility.  Net of cash, debt represented 66.5% of total capitalization.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.
Cash flows
Operating Activities – Net cash provided by operating activities was $41.3 million for 2018, up $5.8 million when compared to the same period in 2017. This increase was primarily the result of an approximate $4.7 million increase in net income and an approximate $19.0 million change in deferred income tax liability, net, offset in part by a decrease in trade payables and accrued expenses.
Cash flow from operations for 2017 was $35.5 million, compared to $22.2 million in 2016.  Although the Company reported net income of $7.5 million in 2017 versus a net loss of ($7.7) million in 2016, the Company's net income was significantly and favorably impacted by the revaluation of its deferred tax liabilities.  This revaluation did not impact cash flows in 2017.  During 2017, the Company's trade accounts payable and accrued expenses and insurance and claims accruals decreased by an aggregate amount of $14.1 million, which was a positive impact on cash flow, whereas in 2016 these items decreased by an aggregate amount of $5.4 million, which had a negative impact on cash flows.
Investing Activities – Net cash used by investing activities was $50.8 million, compared to $10.9 million provided by investing activities during 2017. The $61.7 million decrease in cash provided by investing activities was primarily the result of the $51.4 million used for the acquisition of Davis Transfer Company during the third quarter of 2018, proceeds of $5.3 million from a sale leaseback in the first quarter of 2018, an $1.0 million increase in capital expenditures for the 2018 period, paired with a decrease of $3.5 million in the proceeds from the sale of property and equipment in the 2018 period compared to the 2017 period.
Net cash provided by investing activities was $10.9 million in 2017, compared to $33.9 million used by investing activities during 2016.  The $44.8 million increase in cash provided by investing activities primarily reflects $45.7 million decrease in capital expenditures, and $11.0 million in proceeds from a sale leaseback transaction that was completed in March 2017 for 90 tractors, offset by a $12.0 million decrease in proceeds from the sale of property and equipment.
Financing Activities – Cash provided by financing activities was $10.4 million for the year ended December 31, 2018, compared to $46.4 million used by financing activities during the same period in 2017.  This $56.8 million change was primarily attributable to increased borrowings of long-term debt of $54.3 million used primarily for the acquisition of Davis Transfer Company, offset by a decrease of $11.0 million in payments made to long-term debt and capital lease obligations. At December 31, 2018, the Company had borrowings of long-term debt, financing notes and capital leases of $160.5 million, up $53.0 million from $107.5 million at December 31, 2017.
Cash used in financing activities was $46.4 million for the year ended 2017, compared to $11.8 million provided by financing activities during the same period in 2016.  The $58.1 million increase in cash used in financing activities was primarily attributable to $43.0 million reduced borrowing under the Company's Credit Facility, $24.6 million increase in payments on long-term debt and capital lease obligations, $1.6 million decrease in bank drafts payable and $17.4 million less in proceeds from sale leasebacks, offset by $24.4 million less cash used for the purchase of common stock in 2017 than in 2016.
Debt and capitalized lease obligations
See "Item 8. Financial Statements and Supplementary Data – Note 8: Long-term Debt" and "Item 8. Financial Statements and Supplementary Data – Note 9: Leases and Commitments" in this Form 10-K for a discussion of the Company's revolving Credit Facility and capital lease obligations, which is incorporated by reference herein.
The following table represents USA Truck's contractual obligations and commercial commitments as of December 31, 2018.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$88,741	$3,122	$85,619	$—	$—
Insurance Premium Financing (2)	4,435	4,435	—	—	—
Capital lease obligations (3)	78,022	19,319	30,161	25,976	2,566
Purchase obligations (4)	32,800	32,800	—	—	—
Operating leases – buildings & equipment (5)	18,752	$9,088	6,678	1,628	1,358
Total	$222,750	$68,764	$122,458	$27,604	$3,924

3.Represents revolving line of credit of $85.3 million outstanding plus interest of approximately $3.4 million using a combined interest rate of 3.66% through the termination date of February 5, 2020.  See both "Item 8. Financial Statements and Supplementary Data – Note 8: Long-term Debt" and "Item 8. Financial Statements and Supplementary Data – Note 17: Subsequent Events" and in this Form 10-K for further discussion.
4.Represents future obligations under an unsecured note payable with a third-party financing company for a portion of the Company's annual insurance premiums.  See "Item 8. Financial Statements and Supplementary Data – Note 7: Insurance Premium Financing" in this Form 10-K for further discussion.
5.Represents remaining payments on capital lease obligations as of December 31, 2018, which includes $7.3 million  in interest.  The borrowings consist of capital leases with financing companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule.  Accordingly, interest on each lease varies between lease schedules.
6.Represents purchase obligations for tractor and trailer orders at December 31, 2018.
7.Represents future monthly rental obligations under operating leases for tractors, facilities and computer equipment.  Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time.
Off-Balance Sheet Arrangements
Operating leases have been an important source of financing for equipment used by operations, office equipment, and certain facilities.  As of December 31, 2018, the Company leased certain revenue equipment and facilities under operating leases.  At December 31, 2018, revenue equipment held under operating leases are not carried on the consolidated balance sheets, and lease payments, with regard to such revenue equipment, are reflected in the consolidated statements of operations and comprehensive income (loss) in the "Equipment rent" expense line item.  Management anticipates the adoption of ASU No. 2016-02, Leases, will increase assets and liabilities on the consolidated balance sheets by approximately $16.0 million to $18.0 million as of January 1, 2019.
Equipment rent expense related to the Company's revenue equipment and facility operating leases is set forth in the table below for the periods indicated (in thousands):

	December 31,
	2018	2017	2016
Equipment rent	$10,840	$10,173	$7,443
Building and office rent (1)	1,586	1,619	2,001
Total rent expense	$12,426	$11,792	$9,444

1.The expense for building and office rent is recorded in the operations and maintenance line item in the accompanying consolidated statement of operations and comprehensive income (loss).
The total amount of remaining payments under operating leases as of December 31, 2018, was approximately $18.8 million.  Other than such operating leases, no other off-balance sheet arrangements have or are reasonably likely to have a material effect on the Company's consolidated financial statements.
Inflation
Most of the Company's operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts.  The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for USA Truck than for its competitors, and has been minor over the past three years.
Fuel Availability and Cost
The trucking industry is dependent upon the availability of fuel.  In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so. USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week's applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, the U.S. National Average Diesel Fuel price increased by 19.7% compared to 2017.
As of December 31, 2018, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.
Equity
As of December 31, 2018, USA Truck had total stockholders' equity of $80.5 million and total debt including current maturities and insurance premium financing, of $160.5 million, resulting in a total debt, less cash, to total capitalization ratio of 66.5% compared to 61.7% as of December 31, 2017.

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
A summary of the significant accounting policies followed in preparation of the Company's financial statements is contained in "Item 8. Financial Statements and Supplementary Data – Note 1: Description of the Business and Summary of Significant Accounting Policies" of this Form 10-K.  The most critical accounting policies and estimates that affect the Company's financial statements include the following:
Estimated useful lives and salvage values for purposes of depreciating tractors and trailers.  USA Truck operates a significant number of tractors and trailers in connection with its business.  The Company may purchase this equipment or acquire it under leases.  Purchased equipment is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is recorded at the net present value of the minimum lease payments and is amortized on the straight-line method over the lease term.  Depreciable lives of tractors and trailers range from five years to fourteen years.  Salvage value is estimated at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal.
Goodwill and other intangibles.  Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred.  The Company performs its annual impairment test as of October 1.  The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill.  If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then a two-step impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.
We periodically evaluate other intangibles that are amortizable for impairment when the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable.  Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges related to goodwill or other intangibles recognized during the year ended December 31, 2018.
Estimate of impairment of long lived assets. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We believe that the accounting estimate related to asset impairment is a critical accounting estimate because: (1) it requires our management to make assumptions about future revenues over the life of the asset, and (2) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management's assumptions about future revenues require significant judgment because actual revenues have fluctuated in the past and may continue to do so. In estimating future revenues, we use our internal business forecasts. We develop our forecasts based on recent revenue data for existing services and other industry and economic factors.
Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers' compensation.  The primary claims arising against the Company consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses.  The Company's insurance programs typically involve self-insurance with high risk-retention levels.  Due to its significant self-insured retention amounts, the Company has exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts.  The Company accrues the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim.  Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  USA Truck records both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported.  The current portion of the accrual reflects the anticipated claims amounts expected to be paid in the next twelve months.
Accounting for income taxes.  The Company's deferred tax assets and liabilities represent items that will result in taxable income or tax deductions in future years for which we have already recorded the related tax expense or benefit in our consolidated income statements.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income.  To the extent we believe the likelihood of recovery is not sufficient, a valuation allowance is established for the amount determined not to be realizable.
We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated income statements.
New Accounting Pronouncements
See "Item 8. Financial Statements and Supplementary Data – Note 1: Description of the Business and Summary of Significant Accounting Policies".

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
USA Truck experiences various market risks, including changes in interest rates and commodity prices.  The Company does not enter into derivatives or other financial instruments for hedging or speculative purposes.  Because USA Truck's operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.
Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility.  The Company's Credit Facility bears variable interest based on the type of borrowing and on the Agent's prime rate or the London Interbank Offered Rate ("LIBOR") plus a certain percentage determined based on a pricing grid dependent upon certain financial ratios.  As of December 31, 2018, the Company had $85.3 million outstanding pursuant to its Credit Facility, excluding letters of credit of $5.4 million.  Assuming the outstanding balance as of December 31, 2018 remained constant, a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company's interest expense over a one-year period by approximately $0.9 million.
Commodity Price Risk.  The Company is subject to commodity price risk with respect to purchases of fuel.  In recent years, fuel prices have fluctuated greatly and have generally increased, although recently the Company experienced a significant decrease in 2016.  In some periods, the Company's operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases.  As of December 31, 2018, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices may continue to impact the Company significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company's results of operations.  Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations.  Based on the Company's fuel consumption for 2018, a 10% increase in the average price per gallon would result in an approximately $5.5 million increase in fuel expense before taking into account application of the Company's fuel surcharge program.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
USA Truck, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of USA Truck Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.
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
/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2006.
Tulsa, Oklahoma
February 27, 2019

USA Truck, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
Assets	2018	2017
Current assets:
Cash	$989	$71
Accounts receivable, net of allowance for doubtful accounts of $575 and $639, respectively	56,003	55,138
Other receivables	5,104	2,787
Inventories	722	458
Assets held for sale	2,611	112
Prepaid expenses and other current assets	7,224	6,025
Total current assets	72,653	64,591
Property and equipment:
Land and structures	32,434	31,452
Revenue equipment	280,623	252,484
Service, office and other equipment	28,094	26,209
Property and equipment, at cost	341,151	310,145
Accumulated depreciation and amortization	(115,766)	(122,329)
Property and equipment, net	225,385	187,816
Goodwill	4,926	—
Other intangibles, net	17,837	—
Other assets	1,003	1,448
Total assets	$321,804	$253,855
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,453	$24,332
Current portion of insurance and claims accruals	15,852	13,552
Accrued expenses	8,977	9,108
Current maturities of capital leases	17,292	12,929
Insurance premium financing	4,435	4,115
Total current liabilities	69,009	64,036
Deferred gain	84	480
Long-term debt	85,300	61,225
Capital leases, less current maturities	53,460	29,216
Deferred income taxes	23,518	21,136
Insurance and claims accruals, less current portion	9,963	11,274
Total liabilities	241,334	187,367
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,011,495 shares, and 12,142,391 shares, respectively	120	121
Additional paid-in capital	66,433	68,667
Retained earnings	77,664	65,460
Less treasury stock, at cost (3,650,060 shares, and 3,853,064 shares, respectively)	(63,747)	(67,760)
Total stockholders’ equity	80,470	66,488
Total liabilities and stockholders’ equity	$321,804	$253,855

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Operating revenue	$534,060	$446,533	$429,099

Salaries, wages and employee benefits	130,407	122,297	122,408
Fuel and fuel taxes	55,158	45,853	43,179
Depreciation and amortization	28,324	28,463	29,954
Insurance and claims	23,240	25,628	21,154
Equipment rent	10,840	10,173	7,443
Operations and maintenance	33,356	31,001	34,252
Purchased transportation	211,132	164,012	148,972
Operating taxes and licenses	3,814	4,068	4,695
Communications and utilities	2,849	2,713	3,239
Gain on disposal of assets, net	(2,361)	(773)	(1,116)
Restructuring, impairment and other costs (reversal)	(639)	—	5,264
Impairment on assets held for sale	—	—	2,839
Other	16,721	15,166	14,332
Total operating expenses	512,841	448,601	436,615
Operating income (loss)	21,219	(2,068)	(7,516)

Other expenses
Interest expense, net	3,649	3,808	3,178
Other, net	992	387	524
Total other expenses, net	4,641	4,195	3,702
Income (loss) before income taxes	16,578	(6,263)	(11,218)
Income tax expense (benefit)	4,374	(13,760)	(3,519)

Consolidated net income (loss) and comprehensive income (loss)	$12,204	$7,497	$(7,699)

Net earnings (loss) per share
Average shares outstanding (basic)	8,194	8,029	8,550
Basic earnings (loss) per share	$1.49	$0.93	$(0.90)

Average shares outstanding (diluted)	8,218	8,056	8,550
Diluted earnings (loss) per share	$1.49	$0.93	$(0.90)

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value

Balance at December 31, 2015	11,946	$119	$67,370	$65,871	$(39,583)	$93,777
Exercise of stock options	2	—	3	—	—	3
Excess tax benefit on exercise of stock options	—	—	(135)	—	—	(135)
Transfer of stock into (out of) treasury stock	—	—	(40)	—	(28,372)	(28,412)
Stock-based compensation	—	—	976	—	—	976
Restricted stock award grant	319	4	(4)	—	—	—
Forfeited restricted stock	(102)	(1)	1	—	—	—
Net share settlement related to restricted stock vesting	(9)	—	(104)	—	—	(104)
Net loss	—	—	—	(7,699)	—	(7,699)
Balance at Balance at December 31, 2016	12,156	122	68,041	58,172	(67,872)	58,463
Effect of adoption of share-based payment pronouncement ASU 2016-09 (see note 1)	—	—	334	(209)	—	125
Balance at Balance at December 31, 2016, as recast, as recast	12,156	122	68,375	57,963	(67,872)	58,588
Issuance of treasury stock	—	—	(170)	—	112	(58)
Stock-based compensation	—	—	459	—	—	459
Restricted stock award grant	199	1	(1)	—	—	—
Forfeited restricted stock	(213)	(2)	2	—	—	—
Net share settlement related to restricted stock vesting	—	—	2	—	—	2
Net income	—	—	—	7,497	—	7,497
Balance at Balance at December 31, 2017	12,142	121	68,667	65,460	(67,760)	66,488
Issuance of treasury stock	—	—	(4,013)	—	4,013	—
Stock-based compensation	—	—	1,164	—	—	1,164
Issuance of shares for acquisition	—	—	750	—	—	750
Forfeited restricted stock	(128)	(1)	1	—	—	—
Net share settlement related to restricted stock vesting	(2)	—	(136)	—	—	(136)
Net income	—	—	—	12,204	—	12,204
Balance at Balance at December 31, 2018	12,012	$120	$66,433	$77,664	$(63,747)	$80,470

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
Operating activities	2018	2017	2016
Net income (loss)	$12,204	$7,497	$(7,699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,324	28,463	29,954
Provision for doubtful accounts	480	311	515
Deferred income tax provision (benefit)	2,382	(16,639)	(55)
Share-based compensation	1,164	459	976
Reversal of previously recorded restructuring, impairment and other costs	(639)	—	—
Gain on disposal of assets, net	(2,361)	(773)	(1,116)
Asset impairments	—	—	3,909
Other	(205)	(171)	(47)
Changes in operating assets and liabilities:
Accounts receivable	2,771	2,323	1,949
Inventories, prepaid expenses and other current assets	(426)	117	(979)
Accounts payable and accrued expenses	(3,447)	8,526	(5,945)
Insurance and claims accruals	571	5,603	509
Other long-term assets and liabilities	445	(259)	216
Net cash provided by operating activities	41,263	35,457	22,187
Investing activities
Cash paid for acquisition	(51,440)	—	—
Purchases of property and equipment	(15,019)	(13,976)	(59,751)
Proceeds from sale of property and equipment	10,349	13,875	25,849
Proceeds from operating sale leaseback	5,323	10,980	—
Net cash (used in) provided by investing activities	(50,787)	10,879	(33,902)
Financing activities
Borrowings under long-term debt	84,254	29,991	73,009
Principal payments on long-term debt	(59,859)	(65,633)	(42,866)
Principal payments on capitalized lease obligations	(14,180)	(11,811)	(9,969)
Net change in bank drafts payable	363	(1,398)	240
Excess tax benefit from exercise of stock options	—	—	(135)
Proceeds from capital sale leaseback	—	2,520	19,927
Purchase of common stock	—	—	(28,412)
Issuance of treasury stock	—	(58)	57
Net proceeds or (payments) from stock based awards	(136)	2	(101)
Net cash provided by (used in) financing activities	10,442	(46,387)	11,750
Increase (decrease) in cash and cash equivalents	918	(51)	35
Cash and cash equivalents:
Beginning of year	71	122	87
End of year	$989	$71	$122
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,719	$3,862	$3,382
Income taxes	3,651	175	716
Supplemental schedule of non-cash investing and financing activities
Sales of revenue equipment included in accounts receivable	1,851	—	—
Liability incurred for capitalized leases on revenue equipment	42,788	2,565	29,642

See accompanying notes to consolidated financial statements.

USA Truck, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
USA Truck, Inc., a Delaware corporation and subsidiaries (together, the "Company"), is headquartered in Van Buren, Arkansas.  The Company transports commodities throughout the contiguous United States and into and out of portions of Canada, as well as transports general commodities into and out of Mexico by offering through-trailer service from its terminal in Laredo, Texas.  The Company has two reportable segments: (i) Trucking, consisting of the Company's truckload and dedicated freight service offerings, and (ii) USAT Logistics, consisting of the Company's freight brokerage, logistics, and rail intermodal service offerings.
Basis of presentation
The accompanying consolidated financial statements include USA Truck, Inc., and its wholly owned subsidiaries: International Freight Services, Inc. ("IFS"), a Delaware corporation; Davis Transfer Company Inc., a Georgia corporation ("DTC"), Davis Transfer Logistics Inc., a Georgia corporation ("DTL"), and B & G Leasing, L.L.C., a Georgia limited liability company, ("B & G," and collectively with DTC and DTL, "Davis Transfer Company"). References in this report to "it," "we," "us," "our," the "Company," and similar expressions refer to USA Truck, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.  Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"), and include all adjustments necessary for the fair presentation of the periods presented.
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
Allowance for doubtful accounts
The allowance for doubtful accounts is management's estimate of the amount of probable credit losses in the Company's existing accounts receivable.  Management reviews the financial condition of customers for granting credit and determines the allowance based on analysis of individual customers' financial condition, historical write-off experience and national economic conditions.  The Company evaluates the adequacy of its allowance for doubtful accounts quarterly.  The Company does not have any off-balance-sheet credit exposure related to its customers.
The following table provides a summary of the activity in the allowance for doubtful accounts for the years ended 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$639	$608	$608
Provision for doubtful accounts	480	311	515
Uncollectible accounts written off, net of recovery	(544)	(280)	(515)
Balance at end of year	$575	$639	$608

Assets held for sale
When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale.  Additionally, after such reclassification, there is no further depreciation taken on the asset.  In order for an asset to be classified as held for sale, management must approve and commit to a formal plan of disposition, the sale must be anticipated during the ensuing year, the asset must be actively marketed, the asset must be available for immediate sale, and meet certain other specified criteria.  The Company recorded a charge of $2.8 million for the year ended December 31, 2016 to reduce assets held for sale to estimated fair value, less cost to sell.  This charge is included in "Impairment on assets held for sale", in the accompanying statements of operations and comprehensive income (loss).
Valuation of long-lived assets
We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less cost to sell.  The Company performed the impairment analysis of the carrying value of its fleet, which is the lowest level of identifiable cash flows.  Our analysis of undiscounted cash flows indicated no impairment existed for long-lived assets at December 31, 2018 or 2017.
Goodwill and other intangible assets
The Company classifies intangible assets into two categories: (i) intangible assets with definite lives subject to amortization and (ii) goodwill.  Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company reviews its goodwill balance for impairment on October 1 each year, unless circumstances dictate more frequent assessments, and in accordance with Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as "step zero", of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by Accounting Standards Codification ("ASC") Topic 350. In the fourth quarter of 2018, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the two-step goodwill impairment test.
Intangible assets are tested for impairment if conditions exist that indicate the carrying value may not be recoverable.  Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.  We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset.  Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.  Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 2 to 10 years.
Other intangibles, net consists primarily of a trademarks, covenants not to compete, and customer relationships.  All intangible assets determined to have finite lives are amortized over their estimated useful lives.  The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows.  We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable.  Management determined that no impairment charge was required for the year ended December 31, 2018.  See Note 5 for additional information regarding intangible assets.
Treasury stock
The Company uses the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost).  When the Company subsequently reissues these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid in capital, while any deficiency is charged to additional paid in capital.  The Company recorded charges to additional paid in capital of $4.0 million, $0.1 million and $0.1 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.  During 2018, these charges were for the issuing of shares awarded as equity grants and for approximately $0.75 million used in our acquisition of Davis Transfer Company (as defined in Note 4). During 2017 and 2016, these charges related to the expensing of an inducement grant made to certain executives of the Company.

Earnings per share data
The Company calculates basic earnings per share based on the weighted average number of its common shares outstanding for the applicable period.  The Company calculates diluted earnings per share based on the weighted average number of its common shares outstanding for the period plus all potentially dilutive securities using the treasury stock method, whereby the Company assumes that all such shares are converted into common shares at the beginning of the period, if deemed to be dilutive.  If the Company incurs a loss from continuing operations, the effect of potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  Performance shares are excluded from contingent shares for purposes of calculating diluted weighted average shares until the performance measure criteria is probable and shares are likely to be issued.
Dividend policy
The Company has not paid any dividends on its common stock to date, and does not anticipate paying any dividends at the present time. The Company currently intends to retain all of its earnings, if any, for use in the expansion and development of its business and reduction of debt. In the event the financial covenant is sprung on the Company's Credit Facility, restrictions may be placed on our ability to pay dividends. Future payments of dividends will depend upon the Company's financial condition, results of operations, capital commitments, restrictions under then-existing agreements, legal requirements, and other factors the Company deems relevant.
Inventories
Inventories consist of tires and parts, and are stated at the lower of cost or market.  These items are expensed as used on a first in first out basis.
Property and equipment
Property and equipment is capitalized in accordance with the Company's asset capitalization policy.  The capitalized property is depreciated by the straight-line method using the following estimated useful lives: structures – 15 years to 39.5 years; revenue equipment – 5 to 14 years; and service, office and other equipment – 3 to 10 years.  We capitalize tires placed in service on new revenue equipment as part of the equipment cost.  Replacement tires and recapping costs are expensed as incurred.
Depreciable lives and salvage value of assets
We review the appropriateness of depreciable lives and salvage values for each category of property and equipment.  These studies utilize models, which take into account actual usage, physical wear and tear, and replacement history to calculate remaining life of our asset base.  We also make assumptions regarding future conditions in determining potential salvage values.  These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.  During the third quarter of 2017, the Company reevaluated the estimated useful lives of its trailers and increased such lives from 10 to 14 years, and, given the soft used equipment market, opted to lower the salvage values of its tractor fleet to reflect current estimates of the value of such equipment upon its retirement.  These changes were accounted for as a change in estimate, and the net effect did not materially impact either the 2017 or future financial statements.  Actual disposition values may be greater or less than expected due to the length of time before disposition.
Income taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company has analyzed filing positions in its federal and applicable state tax returns in all open tax years.  The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  The Company analyzes its tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows.  Therefore, no reserves for uncertain income tax positions or associated interest or penalties on uncertain tax positions have been recorded.
In December 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, for the year ended December 31, 2017, the Company was able to determine a reasonable estimate, and, accordingly, recorded a provisional estimate in the financial statements for the fourth quarter of 2017. In 2018, we completed our analysis of the impacts of the Tax Cuts and Jobs Act.
Claims accruals
The primary claims arising against the Company consist of cargo loss and damage, liability, personal injury, property damage, workers' compensation, and employee medical expenses.  The Company has exposure to fluctuations in the frequency and severity of claims and to variations between its estimated and actual ultimate payouts up to the Company's self-insured retention level.  Estimates require judgments concerning the nature and severity of the claim, as well as other factors.  Actual settlement of the self-insured claim liabilities could differ from management's initial assessment due to uncertainties and fact development.
Restricted stock
Restricted stock cannot be sold by the recipient until its restrictions have lapsed.  The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company's common stock on the grant dates.  If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly.  These shares are considered issued and outstanding under the terms on the restricted stock agreement.
Revenue recognition
Revenue is measured based upon consideration specified in a contract with a customer. The Company recognizes revenue when contractual performance obligations are satisfied by transferring the benefit of the service to our customer. The benefit is transferred to the customer as the service is being provided and revenue is recognized accordingly via time based metrics. A corresponding contract asset of $1.1 million was recorded in the December 31, 2018 balance sheet in the "Accounts receivable" line item. The Company is entitled to receive payment as it satisfies performance obligations with customers. Our business consists of two reportable segments, Trucking and USAT Logistics. For more detailed information about our reportable segments, see Note 2.
Disaggregation of revenue
The Company's revenue types are line haul, fuel surcharge and accessorial. Line haul revenue represents the majority of our revenue and consists of fees earned for freight transportation, excluding fuel surcharge. Fuel surcharge revenue consists of additional fees earned by the Company in connection with the performance of line haul services to partially or completely offset the cost of fuel. Accessorial revenue consists of ancillary services provided by the Company, including but not limited to, stop-off charges, loading and unloading charges, tractor or trailer detention charges, expedited charges, repositioning charges, etc. These accessorial charges are recognized as revenue throughout the service provided. The following tables set forth revenue disaggregated by revenue type (in thousands):

	Year Ended December 31,
Revenue type:	2018
	Trucking	USAT Logistics	Total
Freight	$295,585	$165,398	$460,983
Fuel surcharge	47,770	16,035	63,805
Accessorial	4,374	4,898	9,272
Total operating revenue	$347,729	$186,331	$534,060

	Year Ended December 31,
	2017
	Trucking	USAT Logistics	Total
Freight	$259,550	$130,313	$389,863
Fuel surcharge	38,173	10,043	48,216
Accessorial	4,329	4,125	8,454
Total operating revenue	$302,052	$144,481	$446,533

	Year Ended December 31,
	2016
	Trucking	USAT Logistics	Total
Freight	$256,457	$122,867	$379,324
Fuel surcharge	32,090	8,839	40,929
Accessorial	5,979	2,867	8,846
Total operating revenue	$294,526	$134,573	$429,099
New accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP.   The core principle of ASU 2014-9 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-9 defines a five-step process to implement this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under previous GAAP.  Transportation revenue within our USAT Logistics segment under the new standard changed from recognition of revenue at completion of delivery to recognizing revenue proportionately as the transportation services are performed.  This change did not materially impact our operations or IT infrastructure.  In our Trucking segment, where revenue is recognized as services are provided, revenue recognition remained the same.  The Company adopted ASU 2014-9 effective January 1, 2018 using the modified retrospective method.  The effect of adoption was immaterial to retained earnings at January 1, 2018 and to net income for the year ended December 31, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  Lessor accounting under the new standard is substantially unchanged.  Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required.  The new standard, which will become effective for the Company beginning with the first quarter 2019, requires a modified retrospective transition approach and includes a number of practical expedients.  The adoption of this standard will have a material impact on our consolidated balance sheets, but not our statement of operations.   Management anticipates the adoption of this standard will increase assets and liabilities on the consolidated balance sheets by approximately $16.0 million to $18.0 million as of January 1, 2019. The Company has elected to use the transition relief practical expedient described under ASU 2018-11, and will not recast comparative periods in the transition to ASC 842.  See Note 9 for further discussion of our lease types and positions.

NOTE 2. SEGMENT REPORTING
The Company's two reportable segments are Trucking and USAT Logistics.   In determining its reportable segments, the Company's management focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.
Trucking. Trucking is comprised of one-way truckload and dedicated freight motor carrier services.  Truckload provides motor carrier services as a medium-haul common and contract carrier. USA Truck has provided truckload motor carrier services since its inception, and continues to derive the largest portion of its gross revenue from these services.  Dedicated freight provides truckload motor carrier services to specific customers for movement of freight over particular routes at specified times.
USAT Logistics. USAT Logistics' service offerings consist of freight brokerage, logistics, and rail intermodal services.  Each of these service offerings match customer shipments with available equipment of authorized third-party motor carriers and other service providers.  The Company provides these services to many existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.
Revenue equipment assets are not allocated to USAT Logistics as freight services for customers are brokered through arrangements with third party motor carriers who utilize their own equipment.  To the extent rail intermodal operations require the use of Company-owned assets, they are obtained from the Company's Trucking segment on an as-needed basis.  Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue.  All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties.  All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant cost drivers, as determined by management.

Customer Concentration
Services provided to the Company's largest customer, Walmart Inc., generated approximately 14.0%, 14.0% and 12.0% of consolidated operating revenue for the years ended 2018, 2017, and 2016, respectively.   Operating revenue generated by Walmart Inc. is reported in both the Trucking and USAT Logistics operating segments.   No other customer accounted for 10% or more of operating revenue in the stated reporting periods.
A summary of operating revenue by segment is as follows (in thousands):

	Year Ended December 31,
Operating revenue:	2018	2017	2016
Trucking revenue (1)	$351,222	$302,943	$295,807
Trucking intersegment eliminations	(3,493)	(891)	(1,281)
Trucking operating revenue	347,729	302,052	294,526
USAT Logistics revenue (2)	190,992	152,137	140,847
USAT Logistics intersegment eliminations	(4,661)	(7,656)	(6,274)
USAT Logistics operating revenue	186,331	144,481	134,573
Total operating revenue	$534,060	$446,533	$429,099

1.Includes foreign revenue of $41.5 million, $35.5 million, and $36.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.  All foreign revenue is collected in U.S. dollars.
2.USAT Logistics de Mexico was established on March 4, 2017, and operations were closed during the first quarter of 2018.  Foreign revenue from USAT Logistics de Mexico was $0.8 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively.  All foreign revenue is collected in U.S. dollars.
A summary of operating income (loss) by segment is as follows (in thousands):

	Year Ended December 31,
Operating income (loss)	2018	2017	2016
Trucking	$11,710	$(9,667)	$(14,789)
USAT Logistics	9,509	7,599	7,273
Total operating income (loss)	$21,219	$(2,068)	$(7,516)

A summary of depreciation and amortization by segment is as follows (in thousands):

	Year Ended December 31,
Depreciation and amortization:	2018	2017	2016
Trucking	$27,632	$28,002	$29,467
USAT Logistics	692	461	487
Total depreciation and amortization	$28,324	$28,463	$29,954

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Prepaid licenses, permits and tolls	$1,521	$1,398
Prepaid insurance	4,628	3,574
Other (1)	1,075	1,053
Total prepaid expenses and other current assets	$7,224	$6,025

1.As of December 31, 2018 and December 31, 2017, no single item included within other prepaid expenses and other current assets exceeded 5.0% of our total current assets.

NOTE 4. ACQUISITION OF DAVIS TRANSFER COMPANY
On October 18, 2018, USA Truck, Inc. acquired 100% of the outstanding equity of Davis Transfer Company Inc., a Georgia corporation ("DTC"), Davis Transfer Logistics Inc. and B & G Leasing, L.L.C. ("B & G," and collectively with DTC and DTL, "Davis Transfer Company"), for $52.25 million in cash and $0.75 million in Company stock. We believe the acquisition of Davis Transfer Company allowed us to grow our base of drivers, expand and diversify our customer base, and improve our operating network of terminal facilities.  The purchase price is subject to a customary working capital adjustment post-closing. The equity purchase agreement includes an agreement to execute an Internal Revenue Code Section 338(h)(10) election. As a result, the acquisition of Davis will be treated as an asset acquisition for income tax purposes and the $4.9 million in goodwill acquired is deductible for tax purposes. Acquisition related expenses of $0.6 million are included in "Other non-operating" expenses line item in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2018.
The following unaudited pro forma financial information for the years ended December 31, 2018 and December 31, 2017, assume that the Davis Transfer Company acquisition occurred as of January 1, 2017.  Pro forma adjustments reflected in the financial information below relate to accounting policy changes such as changes in depreciation expense of revenue equipment, amortization of intangible assets, and accounting for certain operations and maintenance costs, along with other adjustments for terminal rent expense to align Davis Transfer Company results with those of the Company and income tax effects for the periods presented.

(in thousands)	Year Ended December 31,
	2018	2017
Operating revenue	$575,226	$492,145
Net income	15,709	7,893

These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the closing date of the Davis Transfer Company acquisition (in thousands):

Cash	$810
Accounts receivable	4,582
Other current assets	1,036
Property and equipment	25,604
Intangible assets	18,040
Goodwill	4,926
Total Assets	54,998
Accounts payable and Accrued expenses	(1,581)
Insurance accruals	(417)
Total consideration transferred	$53,000

Total Purchase Price Consideration
Cash paid	52,250
Stock granted	750
Total consideration	$53,000

Net cash paid	$51,440

NOTE 5. INTANGIBLE ASSETS AND GOODWILL
The following tables summarizes the intangible assets and amortization expense for the year ended December 31, 2018 (in thousands):

	2018
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
Trade name	Indefinite	$5,000	$—	$5,000
Non-compete agreement	2	140	10	130
Customer relationships	10	12,900	193	12,707
Total intangible assets		$18,040	$203	$17,837

Changes in carrying amount of goodwill by reportable segment is as follows (in thousands):

	Trucking	USAT Logistics
Balance at December 31, 2017	$—	$—
Acquisition goodwill	4,926	—
Balance at December 31, 2018	$4,926	$—

The above intangible assets have a weighted average life of 119 months. The expected amortization of these assets for the next five successive years and thereafter is as follows (in thousands):

2019	$1,360
2020	1,346
2021	1,288
2022	1,288
2023	1,288
Thereafter	6,267
Total	$12,837

NOTE 6. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Salaries, wages and employee benefits	$5,775	$3,604
Federal and state tax accruals	1,509	3,587
Restructuring, impairment and other costs (1)	—	770
Other (2)	1,693	1,147
Total accrued expenses	$8,977	$9,108

2.Refer to Note 16 below for additional information regarding the restructuring, impairment and other costs.
3.As of December 31, 2018 and December 31, 2017, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 7. INSURANCE PREMIUM FINANCING
In October 2017, the Company executed an unsecured note payable for $4.1 million to a third-party financing company for a portion of the Company's annual insurance premiums.  The note, which is payable in installments of principal and interest of approximately $1.4 million, bears interest at 3.0% and matured in October 2018.
During October 2018, the Company entered into agreements to pay approximately $4.7 million to third-party financing companies for the Company's annual insurance premiums. The balance of the note payable as of December 31, 2018 was $4.4 million.

NOTE 8. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Revolving credit facility	$85,300	$61,225

Credit facility
In February 2015, the Company entered into a senior secured revolving credit facility (the "Credit Facility") with a group of lenders and Bank of America, N.A., as agent ("Agent").  Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under and terminated its prior credit facility.
The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $80.0 million, exercisable in increments of $20.0 million.  The Credit Facility is a five-year facility scheduled to terminate on February 5, 2020.  Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin between 0.25% and 1.00% that is adjusted quarterly based on the Company's consolidated fixed charge coverage ratio.  LIBOR loans accrue interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin between 1.25% and 2.00% that is adjusted two days prior to each 30-day interest period for a term equivalent to such period based on the Company's consolidated fixed charge coverage ratio.  The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swingline sub-facility (the "Swingline") in an aggregate amount of $20.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders' aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company's assets, except for any real estate or revenue equipment financed outside the Credit Facility.
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
The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that springs in the event excess availability under the Credit Facility falls below 10% of the lenders' total commitments.  Also, certain restrictions regarding the Company's ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20% of the lenders' total commitments.  Management believes the Company's excess availability will not fall below 20%, or $34.0 million, and expects the Company to remain in compliance with all debt covenants during the next twelve months.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions and other indebtedness.
The Company had no overnight borrowings under the Swingline as of December 31, 2018.  The average interest rate for all borrowings made under the Credit Facility as of December 31, 2018, was 3.66%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.   As of December 31, 2018, the Company had outstanding $5.4 million in letters of credit and had approximately $50.8 million available to borrow under the Credit Facility.
The Credit Facility was amended and restated on January 31, 2019. See Note 17 below for discussion of the Company's amended and restated $225.0 million revolving credit facility.

NOTE 9. LEASES AND COMMITMENTS
Capital leases
The Company leases certain equipment under capital leases with terms ranging from 36 to 84 months.  Balances related to these capitalized leases are included in "Property and equipment" line items in the accompanying consolidated balance sheets and are set forth in the table below for the periods indicated (in thousands).

	Capitalized Costs	Accumulated Amortization	Net Book Value
December 31, 2018	$87,910	$16,415	$71,495
December 31, 2017	66,785	23,254	43,531

The Company has capitalized lease obligations relating to revenue equipment of $70.8 million, of which $17.3 million represents the current portion.  These leases have various termination dates extending through November 2025 and contain renewal or fixed price purchase options.  The effective interest rates on the leases range from nil to 4.08% as of December 31, 2018.  The lease agreements require payment of property taxes, maintenance and operating expenses.  Amortization of assets under capital leases was $5.8 million, $7.4 million, and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company entered into $42.8 million, $2.6 million, and $29.6 million in non-cash capitalized lease obligations for the years ended December 31, 2018, 2017 and 2016, respectively.
During 2017, the Company completed a capital sale-leaseback transactions under which certain Company-owned tractors were sold to an unrelated party for net proceeds of $2.5 million with a term of 48 months. No deferred gain was recognized on the transaction.
Operating leases
Rent expense is set forth in the table below for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Equipment rent (1)	$10,840	$10,173	$7,443
Building and office rent (2)	1,586	1,619	2,001
Total rent expense	$12,426	$11,792	$9,444

1.Expense relating to tractors, trailers and other operating equipment is recorded in the "Equipment rent" line item in the accompanying consolidated statement of operations and comprehensive income (loss).
2.Expense relating to buildings and office equipment is recorded in the "Operations and maintenance" line item in the accompanying consolidated statement of operations and comprehensive income (loss).
During the second quarter of 2018, the Company completed an operating sale-leaseback transaction under which it sold certain owned trailers to an unrelated party for net proceeds of $5.3 million and entered into an operating lease with the buyer for a term of 6 months. The $5.3 million in proceeds was received from the purchaser in early July 2018. The Company recorded a liability of approximately $1.3 million representing the deferred gain on the sale and amortized such amount to earnings ratably over the lease term.

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
As of December 31, 2018, the future minimum payments including interest under capitalized leases with initial terms of one year or more and future rentals under operating leases for certain facilities, office equipment and revenue equipment with initial terms of one year or more were as follows for the years indicated (in thousands).

	2019	2020	2021	2022	2023	Thereafter
Future minimum payments	$19,319	$22,833	$7,328	$7,328	$18,648	$2,566
Future rentals under operating leases	9,088	5,370	1,308	920	708	1,358

Other commitments
As of December 31, 2018, the Company had commitments for purchases of revenue and non-revenue equipment in the amount of $32.8 million.  The Company typically has the option to cancel revenue equipment orders within a 60 to 90 day period prior to scheduled production.
Related party transactions
In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for this space was approximately $0.1 million for the year ended December 31, 2018, and is included in the "Operations and maintenance" line item in the accompanying consolidated statement of operations and comprehensive income (loss).

NOTE 10. FEDERAL AND STATE INCOME TAXES
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid.  We are subject to income taxes in the United States and numerous state jurisdictions.  Significant judgments and estimates are required in the determination of the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
Deferred tax assets:	2018	2017
Accrued expenses not deductible until paid	$7,017	$6,062
Goodwill and intangible assets	1,353	—
Equity incentive plan	286	178
Net operating loss carry forwards	245	496
Allowance for doubtful accounts	207	246
Revenue recognition	118	110
Other	11	124
Total deferred tax assets	$9,237	7,216

Deferred tax liabilities:
Tax over book depreciation	$(31,009)	$(26,806)
Prepaid expenses deductible when paid	(1,654)	(1,514)
Capital leases	(92)	(32)
Total deferred tax liabilities	(32,755)	(28,352)
Net deferred tax liabilities	$(23,518)	$(21,136)

The Company has certain state net operating loss carryovers that expire in varying years through 2036. The Company expects to fully utilize its tax attributes in future years before they expire.
Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
Current:	2018	2017	2016
Federal	$1,263	$2,689	$(3,420)
State	729	190	(44)
Total current	1,992	2,879	(3,464)
Deferred:
Federal	2,375	(16,812)	439
State	7	173	(494)
Total deferred	2,382	(16,639)	(55)
Total income tax expense (benefit)	$4,374	$(13,760)	$(3,519)

A reconciliation between the effective income tax rate and the statutory federal income tax rate of 21% for 2018 and 35% for 2016 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax expense (benefit) at statutory federal rate	$3,481	$(2,190)	$(3,926)
Federal income tax effects of:
State income tax (benefit) expense	(155)	76	188
Per diem and other nondeductible meals and entertainment	329	578	614
Impact of Tax Cuts and Jobs Act	—	(12,010)	—
Other	(19)	—	143
Federal income tax expense (benefit)	3,636	(13,546)	(2,981)
State income tax expense (benefit)	738	(214)	(538)
Total income tax expense (benefit)	$4,374	$(13,760)	$(3,519)

Effective tax rate	26.4%	219.9%	31.4%

On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act of 2017, which, among other things, reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As the result of our initial analysis in 2017 of the impact of the Tax Cuts and Jobs Act under SAB 118, we recorded a provisional amount of net tax benefit of $12.0 million primarily related to the remeasurement of our deferred tax balances.  We completed our accounting for the income tax effects of the Tax Cuts and Jobs Act in 2018, and no material adjustments were required to the provisional amounts initially recorded.
In 2017, our effective rate varied from the federal statutory rate primarily due to the Tax Cuts and Jobs Act being signed into law resulting in the recognition of an estimated $12.0 million tax benefit from the adjustment in measurement of our net deferred tax liability. In 2018 and prior to 2017, the effective rates varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for our drivers. Due to the partially nondeductible effect of per diem pay, the Company's tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate can be significant.

NOTE 11. EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
The Company adopted the 2014 Omnibus Incentive Plan (the "Incentive Plan") in May 2014.  The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of December 31, 2018, 525,601 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.
The components of compensation expense recognized, net of forfeiture recoveries, related to equity-based compensation is reflected in the table below for the years indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	$—	$—	$—
Restricted stock awards	1,164	459	976
Equity compensation expense	$1,164	$459	$976

Compensation expense related to all equity-based compensation awards granted under the Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of operations and comprehensive income (loss).
Stock options
Stock options are the contingent right of award holders to purchase shares of the Company's common stock at a stated price for a limited time.  The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, and is recognized over the vesting period of the award.  Historically, the vesting period of option awards has been 3 or 4 years and awards have been exercised over a three to ten year term. The Company did not grant any new stock options during 2018, 2017 or 2016, and there were no stock options outstanding under the Incentive Plan for the years ended December 31, 2018 or 2017.
 The following table summarizes the stock option activity under the Incentive Plan for the year ended 2016:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at December 31, 2015	15,610	$5.40	—	$—
Granted (2)	—	—	—	—
Exercised	(2,709)	7.51	—	25
Cancelled/forfeited	(10,729)	4.83	—	—
Expired	(2,172)	5.61	—	—
Outstanding at December 31, 2016	—	$—	—	$—
Exercisable at December 31, 2016	—	$—	—	$—

1.The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The per share market value of the Company's common stock, as determined by the closing price on December 30, 2016 was $8.71.
2.The weighted-average grant date fair value of options granted was nil for the year ended December 31, 2016.

Restricted stock awards
Restricted stock awards are shares of the Company's common stock that are granted subject to defined restrictions.  The estimated fair value of restricted stock awards is based upon the closing price of the Company's common stock on the date of grant.  The vesting period of restricted stock awards is ratably over a determined number of years, which has historically been three or four years.
Information related to the restricted stock awarded for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Nonvested shares – December 31, 2015	115,317	$21.55
Granted	372,454	14.64
Forfeited	(150,048)	16.25
Vested	(52,527)	18.18
Nonvested shares – December 31, 2016	285,196	$15.93
Granted	217,583	7.55
Forfeited	(212,834)	14.62
Vested	(51,008)	15.02
Nonvested shares – December 31, 2017	238,937	$9.71
Granted	175,563	24.79
Forfeited	(139,000)	12.31
Vested	(23,631)	18.23
Nonvested shares – December 31, 2018	251,869	$17.99

1.The shares were valued at the closing price of the Company's common stock on the date(s) specified by the award agreements.
The fair value of restricted stock that vested during the year is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	$—	$—	$—
Restricted stock	$548	$398	$746

As of December 31, 2018, approximately $3.1 million of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a weighted-average period of 2.3 years.
Employee benefit plans
The Company sponsors the USA Truck, Inc. Employees' Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members.  Employees can contribute up to any percentage of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee.  Employees' rights to employer contributions vest after two years from their date of employment.  Effective July 1, 2016, the Company reinstated its contribution match, after having suspended it in April 2009.  The Company's matching contributions to the plan were approximately $0.8 million as of December 31, 2018.

NOTE 12. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
Numerator:	2018	2017	2016
Net income (loss)	$12,204	$7,497	$(7,699)
Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	8,194	8,029	8,550
Effect of dilutive securities:
Employee restricted stock	24	27	—
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares and assumed conversions	8,218	8,056	8,550
Basic earnings (loss) per share	$1.49	$0.93	$(0.90)
Diluted earnings (loss) per share	$1.49	$0.93	$(0.90)
Weighted-average anti-dilutive employee restricted stock	77	1	11

NOTE 13. REPURCHASE OF EQUITY SECURITIES
As of December 31, 2018, there were $463,013 shares remaining available for repurchase from a repurchase authorization that was authorized in 2016. This repurchase authorization expired on February 9, 2019.

NOTE 14. LITIGATION
USA Truck is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight.  The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels.  Though it is the opinion of management that these claims are immaterial to the Company's long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company's consolidated financial statements in any given reporting period.

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The tables below present quarterly financial information for 2018 and 2017 (in thousands, except per share amounts):

	2018
	March 31,	June 30,	September 30,	December 31,
Operating revenue	$125,013	$135,381	$132,583	$141,083
Operating expenses	122,621	131,070	126,780	132,370
Operating income	2,392	4,311	5,803	8,713
Other, net	938	946	1,231	1,526
Income before income taxes	1,454	3,365	4,572	7,187
Income tax expense	419	821	1,272	1,862
Net income	$1,035	$2,544	3,300	$5,325

Average shares outstanding (basic)	8,035	8,205	8,223	8,268
Basic earnings per share	$0.13	$0.31	$0.40	$0.65

Average shares outstanding (diluted)	8,040	8,227	8,240	8,288
Diluted earnings per share	$0.13	$0.31	$0.40	$0.65

	2017
	March 31,	June 30,	September 30,	December 31,
Operating revenue	$101,670	$107,358	$114,235	$123,270
Operating expenses	108,069	110,324	112,431	117,777
Operating (loss) income	(6,399)	(2,966)	1,804	5,493
Other, net	1,101	1,078	1,056	960
(Loss) income before income taxes	(7,500)	(4,044)	748	4,533
Income tax (benefit) expense	(2,610)	(1,198)	339	(10,291)
Net (loss) income	$(4,890)	$(2,846)	$409	$14,824

Average shares outstanding (basic)	7,998	8,028	8,027	8,027
Basic (loss) earnings per share	$(0.61)	$(0.35)	$0.05	$1.85

Average shares outstanding (diluted)	7,998	8,028	8,039	8,036
Diluted (loss) earnings per share	$(0.61)	$(0.35)	$0.05	$1.84

The amounts reported above have been previously reported in the Company's quarterly reports on Form 10-Q.  Certain line items in those quarterly reports may not total the corresponding amount reported in this Form 10-K due to rounding.

NOTE 16. RESTRUCTURING, IMPAIRMENT AND OTHER COSTS
Restructuring, impairment and other costs
2018
During first quarter of 2018, the Company's Trucking maintenance facility in South Holland, Illinois was reopened, after having been closed in the first quarter of 2016. Accrued restructuring, impairment and other costs relating to the closure in the amount of $0.6 million were reversed during the first quarter of 2018.
2017
As part of a reduction in force, headcount was reduced during the second quarter of 2017, with the intent of aligning the non-driving support staff with the number of seated tractors.
2016
In the Company's Trucking segment, maintenance facilities were closed in Forest Park, Georgia and South Holland, Illinois, and in the Company's USAT Logistics segment, branch offices were closed in Olathe, Kansas and Salt Lake City, Utah. Headcount was reduced by 47 team members across multiple departments, including two contractors. Employees separated from the Company were paid severance benefits, and the agreements with the contractors were canceled and cancellation penalties were paid, where required. Expenses recorded during the year ended December 31, 2016, included costs related to terminations; facility lease termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs.
The following tables summarize the Company's liabilities, charges, and cash payments related to the restructuring plan made during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Accrued Balance December 31, 2017	Costs Incurred/(reversal)	Payments	Expenses/ Charges	Accrued Balance December 31, 2018
Facility closing expenses	770	(639)	(131)	—	—
Total	$770	$(639)	$(131)	$—	$—

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance December 31, 2017
Compensation and benefits	$81	$—	$(81)	$—	$—
Facility closing expenses	1,323	—	(553)	—	770
Total	$1,404	$—	$(634)	$—	$770

	Accrued Balance December 31, 2015	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance December 31, 2016
Compensation and benefits (1)	$753	$768	$(1,437)	$(3)	$81
Facility closing expenses (1)	20	2,779	(1,190)	(286)	1,323
Spartanburg impairment (2)	—	546	—	(546)	—
Fuel tank write-off (2)	—	524	—	(524)	—
Out of period adjustment (3)	—	647	—	(647)	—
Total	$773	$5,264	$(2,627)	$(2,006)	$1,404

1.The Company incurred total pretax expenses of approximately $3.5 million related to these streamlining initiatives during the first quarter of 2016.
2.During 2016, the Company recorded $1.1 million for the impairment of non-operating assets. Of the total expense recorded, approximately $0.5 million related to the impairment of the Company's bulk fuel assets at all locations, as diesel fuel will no longer be stored or dispensed at any of the Company's locations, and $0.6 million related to the fair market value impairment of the Company's Spartanburg terminal.
3.During the 2016, the Company identified an item requiring an adjustment of an accounts payable liability during 2013. The Company has recorded an adjustment of $0.6 million for this item in the quarter ended March 31, 2016.
A summary of the Company's restructuring, impairment and other costs (reversal) by segment for the years ended December 31, 2018, 2017 and 2016 is below (in thousands):

Costs incurred (reversal) by segment	Year Ended December 31,
	2018	2017	2016
Trucking	$(587)	$—	$4,848
USAT Logistics	(52)	—	416
Total	$(639)	$—	$5,264

Severance costs included in salaries, wages, employee benefits
2018
On March 26, 2018, the Company announced the retirement of James A. Craig, the Company's Executive Vice President, Chief Commercial Officer, and President – USAT Logistics. Effective March 23, 2018, per the separation agreement, Mr. Craig' received: (i) salary continuation through May 31, 2018, (ii) non-compete payments equal to his current salary ($350,000) for a period of one year subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, (iii) a prorated cash payment, if and to the extent earned, under the short-term cash incentive compensation program adopted by the Committee for 2018, and (iv) accelerated vesting of 5,488 shares of time-vested restricted stock of the Company scheduled to vest on July 30, 2018 and 5,488 shares of performance-vested restricted stock of the Company scheduled to vest on July 30, 2018 depending on performance relative to USAT Logistics performance goals. Total costs associated with Mr. Craig's retirement were approximately $0.7 million and were recorded in the "Salaries, wages and employee benefits" line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss). At December 31, 2018, the Company had accrued severance costs associated with the Mr. Craig's retirement of approximately $0.2 million.
2017
In January 2017, the Company's board of directors unanimously approved separation agreements for John R. Rogers (the "Rogers Separation Agreement"), the Company's former President and Chief Executive Officer, and Christian C. Rhodes (the "Rhodes Separation Agreement"), the Company's former Chief Information Officer. Per the material terms of the Rogers Separation Agreement, Mr. Rogers received (i) severance pay in the form of salary continuation payments equal to his base salary at the time his employment ended ($425,000) for a period of one year, (ii) a lump sum separation payment of $120,000 and (iii) moving and transition expenses of $30,000. Per the material terms of the Rhodes Separation Agreement, Mr. Rhodes received a lump sum payment of $171,125. The Company recognized severance costs associated with the departures of Messrs. Rogers and Rhodes of approximately $0.6 million and $0.2 million, respectively, which were recorded in the "Salaries, wages and employee benefits" line item in the accompanying consolidated statements of operations and comprehensive income (loss).
2016
In May 2016, the Company's board of directors unanimously approved a separation agreement between Michael K. Borrows and the Company and accepted Mr. Borrows' resignation as Executive Vice President and Chief Financial Officer. The Company recognized severance costs associated with Mr. Borrows' departure of approximately $0.7 million, which were recorded in the "Salaries, wages and employee benefits" line item in the consolidated statements of operations and comprehensive income (loss).
The following tables summarize the Company's liabilities, charges, and cash payments related to executive severance agreements made during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Accrued Balance December 31, 2017	Costs Incurred	Payments	Expenses/Charges	Accrued Balance December 31, 2018
Severance costs included in salaries, wages and employee benefits	$35	$711	$(499)	$—	$247

	Accrued Balance December 31, 2016	Costs Incurred	Payments	Expenses/Charges	Accrued Balance December 31, 2017
Severance costs included in salaries, wages and employee benefits	$277	$930	$(1,172)	$—	$35

A summary of the Company's severance costs included in salaries, wages and employee benefits by segment for the years ended December 31, 2018, 2017 and 2016 is below (in thousands):

Costs incurred by segment	Year Ended December 31,
	2018	2017	2016
Trucking	$484	$665	$—
USAT Logistics	227	265	—
Total	$711	$930	$—

NOTE 17. SUBSEQUENT EVENTS
On January 31, 2019, USA Truck, Inc., a Delaware corporation (the "Company"), entered into a five year, $225.0 million senior secured revolving credit facility (the "New Credit Facility") with a group of lenders and the Agent pursuant to the terms of an Amended and Restated Loan and Security Agreement that amends and restates the terms of the Company's existing five year, $170.0 million senior secured revolving credit facility dated February 5, 2015.
The New Credit Facility is structured as a $225.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million million, exercisable in increments of $20.0 million.  The New Credit Facility is a five year facility scheduled to terminate on January 31, 2024.  Borrowings under the New Credit Facility are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin that is set at 0.25% through June 30, 2019 and adjusted quarterly thereafter between 0.25% and 0.75% based on the Company's consolidated fixed charge coverage ratio. LIBOR loans accrue interest at LIBOR plus an applicable margin that is set at 1.25% through June 30, 2019 and adjusted quarterly thereafter between 1.25% and 1.75% based on the Company's consolidated fixed charge coverage ratio.  The New Credit Facility includes, within its $225.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders' aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the New Credit Facility.  The New Credit Facility is secured by a continuing pledge of substantially all of the Company's assets, with the notable exclusion of any real estate or revenue equipment financed outside the New Credit Facility.
The New Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant springs only in the event excess availability under the New Credit Facility drops below 10.0% of the lenders' total commitments under the New Credit Facility. The New Credit Facility includes usual and customary events of default, restrictions, and covenants for a facility of this nature.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.  CONTROLS AND PROCEDURES
In accordance with the requirements of the Exchange Act and SEC rules and regulations promulgated thereunder, the Company has established and maintains disclosure controls and procedures and internal control over financial reporting. Management, including the Company's principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected.
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the "PEO") and the Principal Financial Officer (the "PFO") conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of December 31, 2018 the PEO and PFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
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
1.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and
3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal controls over financial reporting was conducted based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management's evaluation under the criteria set forth in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting is effective at the reasonable assurance level as of December 31, 2018. We acquired Davis Transfer Company ("Davis") on October 18, 2018. We excluded Davis from the scope of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. Davis constituted less than 2% of our total revenues for 2018 and approximately 16% of our total assets as of December 31, 2018.
The Company's internal control over financial reporting as of December 31, 2018, has been audited by Grant Thornton LLP, independent registered public accountants, as attested to in their report included herein.
Change in Internal Control over Financial Reporting
No change occurred in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
USA Truck, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of USA Truck, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Davis Transfer Company, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting sixteen and two percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. As indicated in Management’s Report, Davis Transfer Company was acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Davis Transfer Company.
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
/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
February 27, 2019

Item 9B.      OTHER INFORMATION
None
PART III

Item 13.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in this Item 10 is hereby incorporated by reference to the information set forth under the sections entitled "Proposal One: Election of Directors," "Continuing Directors," "Executive Officers," "Corporate Governance – The Board of Directors and Its Committees – Other Board and Corporate Governance Matters," and "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Audit Committee" contained in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC (the "2019 Proxy").

 Item 11.  EXECUTIVE COMPENSATION
The information required in this Item 11 is hereby incorporated by reference to the information set forth under the sections entitled "Executive Compensation" and "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Executive Compensation Committee" contained in the 2019 Proxy.

 Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this Item 12 is hereby incorporated by reference to the information set forth under the sections entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" and "Securities Authorized for Issuance under Equity Compensation Plans" contained in the 2019 Proxy.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in this Item 13 is hereby incorporated by reference to the information set forth under the sections entitled "Certain Transactions" and "Corporate Governance – The Board of Directors and Its Committees – Board of Directors – Director Independence" contained in the 2019 Proxy.

 Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this Item 14 is hereby incorporated by reference to the information set forth under the section entitled "Independent Registered Public Accounting Firm" contained in the 2019 Proxy.

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

(b) Exhibits

Exhibit Number		Exhibit
2	#	Equity Purchase Agreement by and among the Company and the equity holders of Davis Transfer Company Inc., Davis Transfer Logistics Inc., and B & G Leasing, L.L.C.
3.01
Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013)

3.02		Bylaws of USA Truck, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 24, 2017)
4.01
Specimen stock certificate representing shares of common stock, $.01 par value, of USA Truck, Inc. (incorporated by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2017)

10.01*		Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2011)
10.02*		Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013)
10.03*		USA Truck, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Schedule 14A, filed with the Securities and Exchange Commission April 25, 2014)
10.04
Loan and Security Agreement, dated February 5, 2015, among the Company, Bank of America, N.A., as Agent, Bank of America, N.A. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners, and SunTrust Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015)

10.05*		Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.16 to the Company's annual report on Form l0-K for the year ended December 31, 2015)
10.06*		Form of Executive Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended December 31, 2015)
10.07*		Employment Letter between the Company and James Craig (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016)
10.08*
Executive Severance and Change of Control Agreement between the Company and James Craig (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form l0-Q for the quarter ended March 31, 2016)

10.09*		Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2016)
10.10*		Employment Letter between the Company and James D. Reed (incorporated by reference to Exhibit 10.22 to the Company's annual report on Form 10-K for the year ended December 31, 2016)
10.11*
Executive Severance and Change of Control Agreement between the Company and James D. Reed (incorporated by reference to Exhibit 10.23 to the Company's annual report on Form 10-K for the year ended December 31, 2016)

10.12*
First Amendment to the USA Truck, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Schedule 14A, filed with the Securities and Exchange Commission April 7, 2017)

10.13*
First Amendment to Executive Severance and Change in Control Agreement, between the Company and James Reed (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017)

10.14*
First Amendment to Executive Severance and Change in Control Agreement, between the Company and James Craig (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017)

10.15*
Letter Agreement, dated April 18, 2017, between the Company and Jason Bates (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017)

10.16*
Executive Severance and Change in Control Agreement, dated April 18, 2017, between the Company and Jason Bates (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017)

10.17*		Letter Agreement, dated May 1, 2017, between the Company and Werner Hugo (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017)

10.18*
Executive Severance and Change in Control Agreement, dated May 2, 2017, between the Company and Werner Hugo (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017)

10.19*		Separation Agreement between the Company and James A. Craig (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2018)
10.20*		Employment Letter between the Company and Timothy W. Guin (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form lO-Q for the quarter ended June 30, 2018)
10.21*
Executive Severance and Change in Control Agreement between the Company and Timothy W. Guin, dated April 23,2018 incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form l0-Q for the quarter ended June 30, 2018)

10.22	#	Letter Agreement, dated March 23, 2018, between the Company and George T. Henry
10.23	#	Executive Severance and Change in Control Agreement between the Company and George T. Henry, dated March 23, 2018
21		The Company's wholly owned subsidiary is omitted as it does not constitute a significant subsidiary as of the end of the fiscal year ended December 31, 2017
23.01	#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.01	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	##	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	##	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan, contract or arrangement.
# Filed herewith.
## Furnished herewith.

Item 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
USA TRUCK, INC.
(Registrant)

By:	/s/ James D. Reed
James D. Reed
President and Chief Executive Officer

Date:	February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Peiser
Robert A. Peiser	Chairman of the Board and Director	February 27, 2019

/s/ James D. Reed
James D. Reed	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
/s/ Jason R. Bates
Jason R. Bates	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2019
/s/ Zachary B. King
Zachary B. King	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2019

/s/ Thomas M. Glaser
Thomas M. Glaser	Director	February 27, 2019

/s/ Robert E. Creager
Robert E. Creager	Director	February 27, 2019

/s/ Alexander D. Greene
Alexander D. Greene	Director	February 27, 2019

/s/ Gary R. Enzor
Gary R. Enzor	Director	February 27, 2019

/s/ Barbara J. Faulkenberry
Barbara J. Faulkenberry	Director	February 27, 2019

/s/ M. Susan Chambers
M. Susan Chambers	Director	February 27, 2019