Form 10-Q
period 2019-03-31
USA TRUCK INC
filed 2019-05-02
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	USAK	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [X]	Smaller reporting company [ ]
Non-accelerated filer [ ]		Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock, as of April 19, 2019, was 8,538,645.

USA TRUCK, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

USA TRUCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	(in thousands, except share data)
Assets	March 31, 2019	December 31, 2018
Current assets:
Cash	$584	$989
Accounts receivable, net of allowance for doubtful accounts of $484 and $575, respectively	63,345	57,189
Other receivables	4,474	5,688
Inventories	742	722
Assets held for sale	2,296	2,611
Prepaid expenses and other current assets	7,102	7,675
Total current assets	78,543	74,874
Property and equipment:
Land and structures	32,981	32,434
Revenue equipment	290,506	280,623
Service, office and other equipment	28,379	28,094
Property and equipment, at cost	351,866	341,151
Accumulated depreciation and amortization	(115,811)	(115,766)
Property and equipment, net	236,055	225,385
Operating leases - right of use assets	15,433	—
Goodwill	5,231	4,926
Other intangibles, net	17,474	17,837
Other assets	1,713	1,003
Total assets	$354,449	$324,025
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,934	$23,482
Current portion of insurance and claims accruals	17,270	15,852
Accrued expenses	7,308	9,366
Current maturities of finance leases	17,574	17,292
Current maturities of operating leases	8,423	—
Insurance premium financing	2,144	4,435
Total current liabilities	82,653	70,427
Deferred gain	223	84
Long-term debt	92,450	85,300
Finance leases, less current maturities	54,396	53,460
Operating leases, less current maturities	7,010	—
Deferred income taxes	24,463	23,518
Insurance and claims accruals, less current portion	9,963	9,963
Total liabilities	271,158	242,752
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,007,077 shares, and 12,011,495 shares, respectively	120	120
Additional paid-in capital	62,392	66,433
Retained earnings	79,968	78,467
Less treasury stock, at cost (3,420,044 shares, and 3,650,060 shares, respectively)	(59,189)	(63,747)
Total stockholders’ equity	83,291	81,273
Total liabilities and stockholders’ equity	$354,449	$324,025

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

Operating revenue	$133,974	$125,013

Operating expenses
Salaries, wages and employee benefits	36,090	32,237
Fuel and fuel taxes	13,631	13,479
Depreciation and amortization	8,818	7,180
Equipment rent	2,720	2,718
Insurance and claims	7,280	5,602
Operations and maintenance	7,273	7,961
Purchased transportation	48,281	49,038
Operating taxes and licenses	1,117	502
Communications and utilities	767	713
Gain on disposal of assets, net	(145)	(169)
Restructuring, impairment and other costs (reversal)	—	(639)
Other	4,221	3,999
Total operating expenses	130,053	122,621
Operating income	3,921	2,392

Other expenses
Interest expense, net	1,741	818
Other, net	137	120
Total other expenses, net	1,878	938
Income before income taxes	2,043	1,454
Income tax expense	542	419

Consolidated net income and comprehensive income	$1,501	$1,035

Net earnings per share
Average shares outstanding (basic)	8,375	8,035
Basic earnings per share	$0.18	$0.13

Average shares outstanding (diluted)	8,399	8,040
Diluted earnings per share	$0.18	$0.13

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at December 31, 2018	12,012	$120	$66,433	$78,467	$(63,747)	$81,273
Issuance of treasury stock	—	—	(4,558)	—	4,558	—
Stock-based compensation	—	—	589	—	—	589
Net share settlement related to restricted stock vesting	(5)	—	(72)	—	—	(72)
Net income	—	—	—	1,501	—	1,501
Balance at March 31, 2019	12,007	$120	$62,392	$79,968	$(59,189)	$83,291

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
Balance at December 31, 2017	12,142	121	68,667	65,460	(67,760)	66,488
Issuance of treasury stock	—	—	(2,094)	—	2,094	—
Stock-based compensation	—	—	(136)	—	—	(136)
Forfeited restricted stock	(49)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(2)	—	(40)	—	—	(40)
Net income	—	—	—	1,035	—	1,035
Balance at March 31, 2018	12,091	121	66,397	66,495	(65,666)	67,347

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$1,501	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,818	7,180
Deferred income tax, net	945	(949)
Share-based compensation	589	(136)
Gain on disposal of assets, net	(145)	(169)
Reversal of previously recorded restructuring, impairment and other costs	—	(639)
Other	139	(51)
Changes in operating assets and liabilities:
Accounts receivable	(4,942)	(1,230)
Inventories and prepaid expenses	(403)	(598)
Accounts payable and accrued liabilities	754	9,734
Insurance and claims accruals	1,418	1,369
Other long-term assets and liabilities	(710)	61
Net cash provided by operating activities	$7,964	$15,607

Investing activities:
Acquisition of Davis Transfer Company (net of cash)	(305)	—
Capital expenditures	(17,041)	(307)
Proceeds from sale of property and equipment	5,858	1,308
Net cash (used in) provided by investing activities	$(11,488)	$1,001

Financing activities:
Borrowings under long-term debt	12,050	5,878
Payments on long-term debt	(6,235)	(16,138)
Payments on finance lease obligations	(3,110)	(6,373)
Net change in bank drafts payable	486	—
Net payments for tax withholdings for vested stock-based awards	(72)	(40)
Net cash provided by (used in) financing activities	$3,119	$(16,673)

Decrease in cash	(405)	(65)
Cash:
Beginning of period	989	71
End of period	$584	$6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,482	$834
Income taxes	—	—

Supplemental disclosure of non-cash investing activities:
Purchases of revenue equipment included in accounts payable	$3,214	$—

See accompanying notes to condensed consolidated financial statements.

USA TRUCK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the management of USA Truck, Inc., the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted. All normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. These financial statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-2, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The Company adopted the new standard beginning with the first quarter of 2019 using a modified retrospective transition approach, which includes a number of practical expedients. The effect of the adoption is reflected within the financial statements and Note 10.

NOTE 3 – REVENUE RECOGNITION

Revenue is measured based upon consideration specified in a contract with a customer. The Company recognizes revenue over time, as contractual performance obligations are satisfied by transferring the benefit of the service to our customer. The benefit is transferred to the customer as the service is provided and revenue is recognized accordingly via time-based metrics. A corresponding contract asset of $1.5 million and $1.1 million was recorded in the March 31, 2019 and December 31, 2018 balance sheets, respectively, in the Accounts receivable line item. The Company is entitled to receive payment as it satisfies performance obligations with customers. The amount of remaining performance obligations relating to loads in process at 11:59 pm as of the end of each reporting period was deemed to be immaterial. Our business consists of two reportable segments, Trucking and USAT Logistics. For more detailed information about our reportable segments, see Note 4.

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

	Three Months Ended March 31,
Revenue type	2019				2018
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total
Freight	81,423	36,630	(2,210)	115,843	66,917	40,973	(608)	107,282
Fuel surcharge	11,765	3,842	(167)	15,440	11,175	3,559	—	14,734
Accessorial	1,714	977	—	2,691	754	2,243	—	2,997
Total	$94,902	$41,449	$(2,377)	$133,974	$78,846	$46,775	$(608)	$125,013

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

A summary of operating revenue by segment is as follows (in thousands):

	Three Months Ended March 31,
Operating revenue	2019	2018
Trucking revenue (1)	$94,902	$78,846
Trucking intersegment eliminations	(341)	(113)
Trucking operating revenue	94,561	78,733
USAT Logistics revenue	41,449	46,775
USAT Logistics intersegment eliminations	(2,036)	(495)
USAT Logistics operating revenue	39,413	46,280
Total operating revenue	$133,974	$125,013

(1)	Includes foreign revenue of $9.5 million and $9.9 million for the three months ended March 31, 2019 and 2018, respectively. All foreign revenue is collected in U.S. dollars.

A summary of operating income (loss) by segment is as follows (in thousands):

	Three Months Ended March 31,
Operating income (loss)	2019	2018
Trucking	$1,609	$(464)
USAT Logistics	2,312	2,856
Total operating income	$3,921	$2,392

A summary of depreciation and amortization by segment is as follows (in thousands):

	Three Months Ended March 31,
Depreciation and amortization	2019	2018
Trucking	$8,579	$7,026
USAT Logistics	239	154
Total depreciation and amortization	$8,818	$7,180

NOTE 5 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants. The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares. As of March 31, 2019, 56,412 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following tables summarizes the intangible assets and amortization expense for the period ended March 31, 2019 (in thousands):

	March 31, 2019
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
Trade name	Indefinite	$5,000	$—	$5,000
Non-compete agreement	2	140	20	120
Customer relationships	10	12,900	546	12,354
Total intangible assets		$18,040	$566	$17,474

Changes in carrying amount of goodwill by reportable segment is as follows (in thousands):

	Trucking	USAT Logistics
Balance at December 31, 2018	$4,926	$—
Working capital adjustment	305	—
Balance at March 31, 2019	$5,231	$—

The above intangible assets have a weighted average life of 119 months. The expected remaining amortization of these assets for the next five successive years and thereafter is as follows (in thousands):

2019	$996
2020	1,346
2021	1,288
2022	1,288
2023	1,288
2024	1,288
Thereafter	4,980
Total	$12,474

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

Accrued expenses	March 31, 2019	December 31, 2018
Salaries, wages and employee benefits	$4,274	$5,775
Federal and state tax accruals	1,679	1,898
Other (1)	1,355	1,693
Total accrued expenses	$7,308	$9,366

(1)	As of March 31, 2019 and December 31, 2018, no single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

(2)	See Note 15 for information regarding the revision.

NOTE 8 – INSURANCE PREMIUM FINANCING

During October 2018, the Company entered into agreements to pay approximately $4.7 million to third-party financing companies for the Company's annual insurance premiums. The balance of the note payable as of March 31, 2019 was $2.1 million.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit agreement	$92,450	$85,300

On January 31, 2019, USA Truck, Inc., a Delaware corporation (the "Company"), entered into a five years, $225.0 million senior secured revolving credit facility (the "New Credit Facility") with a group of lenders and the Agent pursuant to the terms of an Amended and Restated Loan and Security Agreement that amends and restates the terms of the Company's previous five years, $170.0 million senior secured revolving credit facility dated February 15, 2015.

The Credit Facility is structured as a $225.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five year facility scheduled to terminate on January 31, 2024. Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”. Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin set at 0.25% through June 30, 2019, and adjusted quarterly thereafter between 0.25% and 0.75% based on the Company’s consolidated fixed charge coverage ratio. LIBOR loans accrue interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin set at 1.25% through June 30, 2019, and adjusted quarterly thereafter between 1.25% and 1.75% based on the Company’s consolidated fixed charge coverage ratio. The Credit Facility includes, within its $225.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swingline sub-facility (the “Swingline”) in an aggregate amount of $25.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $225.0 million; or (B) the sum of (i) 90% of eligible investment grade accounts receivable (reduced to 85% in certain situations), plus (ii) 85% of eligible non-investment grade accounts receivable, plus (iii) the lesser of (a) 85% of eligible unbilled accounts receivable and (b) $10.0 million, plus (iv) the product of 85% multiplied by the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (v) 85% multiplied by the net book value of otherwise eligible newly acquired revenue equipment that has not yet been subject to an appraisal. The borrowing base is reduced by an availability reserve, including reserves based on dilution and certain other customary reserves.

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

The Company had no borrowings under the Swingline as of March 31, 2019. The average interest rate including all borrowings made under the Credit Facility as of March 31, 2019 was 3.88%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of March 31, 2019, the Company had outstanding $5.4 million in letters of credit and had approximately $50.0 million available to borrow under the Credit Facility.

NOTE 10 – LEASES AND RIGHT OF USE ASSETS
USA Truck adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. The standard requires lessees to recognize a right-of-use ("ROU") asset and lease liability for all leases. Some of our leases contain both lease and non-lease components, which we have elected to treat as a single lease component. We have also elected not to recognize leases that have an original lease term, including reasonably certain renewal or purchase options, of twelve months or less in our consolidated balance sheets for all classes of underlying assets. Lease costs for short-term leases are recognized on a straight-line basis over the lease term. We elected the package of transition practical expedients for existing contracts, which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs.
USA Truck leases property and equipment under finance and operating leases. The Company has operating and finance leases for revenue equipment, real estate, information technology equipment (primarily servers and copiers), and various other equipment used in operating our business. Certain leases for revenue equipment and information technology contain options to purchase, extend, guarantee residual value, or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain, and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, we consider all relevant economic factors that would compel us to exercise or not exercise an option.
When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement.
As of March 31, 2019, the Company has entered into leases with lessors who do not participate in the Credit Facility. Currently, such leases do not contain cross-default provisions with the Revolver.
Revenue Equipment
In addition to the revenue equipment owned by the Company, we currently lease 960 additional tractors and 700 trailers. Of the leased revenue equipment, 606 tractors and 651 trailers are classified as finance leases, 354 tractors and 49 trailers are classified as operating leases. Some of these assets are leased on a month-to-month basis and the leases can be terminated without penalty. The lease term for these types of leases is determined by the length of the underlying customer contract or based on the judgment of the business. These leases are treated as short-term as the cumulative right-of-use is less than 12 months over the term of the contract. The Company uses the leased revenue equipment for the same operational purposes as its owned equipment.
Real Estate
We have operating and finance leases for office space, terminal facilities, and drop yards. Many of our leases contain charges for common area maintenance or other miscellaneous expenses that are updated based on landlord estimates. Due to this variability, the cash flows associated with these charges are not included in the minimum lease payments used in determining the ROU asset and associated lease liability.
Some of our real estate leases contain options to renew or extend the lease or terminate the lease before the expiration date. These options are factored into the determination of the lease term and lease payments when their exercise is considered to be reasonably certain.
Information Technology and Other Equipment
The Company leases information technology and other equipment, primarily servers and copiers, in the course of our operations.
The components of lease expense for the three months ended March 31, 2019 are as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease costs	$2,159
Finance lease costs:
Amortization of assets	2,691
Interest on lease liabilities	546
Total finance lease costs	3,237
Variable and short-term lease costs	561
Total lease costs	$5,957
Supplemental information and balance sheet location related to leases is as follows (in thousands, except lease term and discount rate):

Three Months Ended
Operating leases:	March 31, 2019
Operating lease right-of-use assets	$15,433

Current maturities of operating leases	8,423
Non-current operating leases	7,010
Total operating lease liabilities	$15,433

Finance leases:
Property, plant and equipment, at cost	80,307
Accumulated amortization	(18,250)
Property, plant and equipment, net	$62,057

Current maturities of long-term debt	17,574
Long-term debt and finance leases	54,396
$71,970

Weighted average remaining lease term (in months):
Operating leases	22 months
Finance leases	36 months

Weighted average discount rate:
Operating leases	4.13%
Finance leases	2.46%
Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended
Cash paid for amounts included in measurement of liabilities:	March 31, 2019
Operating cash flows from operating leases	$2,067
Operating cash flows from finance leases	546
Financing cash flows from finance leases	3,110

ROU assets obtained in exchange for lease liabilities:
Operating leases	563
Finance leases	$4,327
Maturities of lease liabilities as of March 31, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
2019	$18,811	$5,927
2020	21,629	5,810
2021	7,325	1,493
2022	7,325	1,015
2023	17,133	653
Thereafter	2,451	1,394
Total lease payments	74,674	16,292
Less: Imputed interest	(2,704)	(859)
Total lease obligations	71,970	15,433
Less: Current obligations	(17,574)	(8,423)
Long-term lease obligations	$54,396	$7,010

OTHER COMMITMENTS

As of March 31, 2019, the Company had $27.7 million in noncancellable commitments for purchases of both revenue and non-revenue equipment. We anticipate funding these commitments with cash flows from operating and financing activities.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease. Rent expense for this space was approximately $0.04 million for the period ended March 31, 2019, and is included in the "Operations and maintenance" line item in the accompanying consolidated statement of income and comprehensive income.

NOTE 11 – INCOME TAXES

During the three months ended March 31, 2019 and 2018, the Company’s effective tax rate was 26.5% and 28.8%, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive restricted stock and incentive stock options. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on loss per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2019	2018
Net income	$1,501	$1,035
Denominator:
Denominator for basic earnings per share – weighted average shares	8,375	8,035
Effect of dilutive securities:
Employee restricted stock and incentive stock options	24	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	8,399	8,040
Basic earnings per share	$0.18	$0.13
Diluted earnings per share	$0.18	$0.13
Weighted average anti-dilutive employee restricted stock and incentive stock options	260	—

NOTE 13 – LEGAL PROCEEDINGS

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

NOTE 14 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

On March 7, 2019, Mr. Johannes "Werner" P. Hugo resigned as Senior Vice President - Trucking Operations. Pursuant to Mr. Hugo's resignation, the Executive Compensation Committee approved a separation agreement with Mr. Hugo (the "Hugo Separation Agreement"). Pursuant to the Hugo Separation Agreement, Mr. Hugo received (i) salary continuation through April 6, 2019, (ii) continued vesting of 1,934 shares of restricted stock scheduled to vest on March 22, 2019, (iii) noncompete payments equal to his then-current base salary ($275,000 per year) for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, and (iv) a prorated cash payment, if and to the extent earned, under the short term cash incentive compensation program adopted by the Executive Compensation Committee for 2019. In addition, the Separation Agreement contained a customary release of claims in favor of the Company. Total costs associated with Mr. Hugo’s resignation were $0.3 million and were recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed statements of income and comprehensive income.  At March 31, 2019, the Company had accrued severance costs associated with Mr. Hugo's retirement of approximately $0.3 million.

In March 2018, the Company announced the retirement of Mr. James A. Craig, the Company’s Executive Vice President, Chief Commercial Officer, and President – USAT Logistics. Effective March 23, 2018, in connection with Mr. Craig’s retirement, the Executive Compensation Committee (the “Committee”) approved a separation agreement (the “Separation Agreement”) with the following terms: (i) salary continuation through May 31, 2018, (ii) non-compete payments equal to his current salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, (iii) a prorated cash payment, if and to the extent earned, under the short-term cash incentive compensation program adopted by the Committee for 2018, and (iv) accelerated vesting of 5,488 shares of time-vested restricted stock of the Company scheduled to vest on July 30, 2018 and 5,488 shares of performance-vested restricted stock of the Company scheduled to vest on July 30, 2018 depending on performance relative to USAT Logistics performance goals. At March 31, 2019, the Company had accrued severance costs associated with Mr. Craig’s retirement of approximately $0.1 million. Total costs associated with Mr. Craig’s retirement were $0.7 million and were recorded in the “Salaries, wages and employee benefits” line item in the accompanying condensed consolidated statements of income and comprehensive income (loss).

The following tables summarize the Company’s liabilities, charges, and cash payments related to executive severance agreements made during the three months ended March 31, 2019 and 2018 (in thousands):

	Accrued Balance December 31, 2018	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance March 31, 2019
Severance costs included in salaries, wages and employee benefits	$247	$319	$(189)	$—	$377

	Three Months Ended March 31,
Costs incurred	2019	2018
Trucking	$319	$484
USAT Logistics	—	227
Total	$319	$711

NOTE 15 – CORRECTION OF IMMATERIAL ERRORS

In connection with the preparation of our condensed consolidated financial statements for the three months ended March 31, 2019, we identified immaterial errors related to the recognition of certain income and expenses in the prior quarterly and annual periods. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the errors and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended March 31, 2019. Accordingly, we have adjusted our consolidated balance sheets at December 31, 2018. The impact of the errors on our three month ended March 31, 2018 consolidated statements of income and comprehensive income, consolidated statement of cash flows, and retained earnings were deemed to be immaterial and will be adjusted in conjunction with our annual filing for the year ended December 31, 2019 on Form 10-K. We will also correct previously reported financial information for such immaterial errors in our future filings, as applicable. The effects of the adjusted on the individual line items within our condensed consolidated balance sheet at December 31, 2018 is as follows (in thousands):

	December 31, 2018
	As Reported	Adjustments	As Adjusted
Accounts receivable, net	$56,003	$1,186	$57,189
Other receivables	5,104	584	5,688
Prepaid expenses and other current assets	7,224	451	7,675
Accounts payable	22,453	1,029	23,482
Accrued expenses	8,977	389	9,366
Retained earnings	77,664	803	78,467
Total stockholders' equity	80,470	803	81,273

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of earnings, revenue, costs, or other financial items;

•	any statement of projected future operations or processes;

•	any statement of plans, strategies, goals, and objectives of management for future operations;

•	any statement concerning acquisitions, or proposed new services or developments;

•	any statement regarding future economic conditions or performance; and

•	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

•	future driver market,

•	future ability to grow market share,

•	future driver and customer-facing employee compensation,

•	future ability and cost to recruit and retain drivers and customer-facing employees,

•	future asset utilization,

•
the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,

•	future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,

•	future safety performance,

•	future profitability,

•	future industry capacity,

•	future effects of restructuring actions,

•	future deployment of technology, including front and insider-facing event recorders,

•	future pricing rates and freight network,

•	future fuel prices and surcharges, fuel efficiency and hedging arrangements,

•	future insurance and claims and litigation expense,

•	future salaries, wages and employee benefits costs,

•	future purchased transportation use and expense,

•	future operations and maintenance costs,

•	future USAT Logistics growth and profitability,

•	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,

•	future use of derivative financial instruments and the impact of increasing interest rates and diesel fuel costs,

•	future asset sales of non-revenue assets,

•	our intention about the payment of dividends,

•	inflation,

•	future indebtedness,

•	future liquidity and borrowing availability and capacity,

•	the impact of pending and future litigation and claims,

•	future availability and compliance with covenants under our revolving credit facility,

•	expected amount and timing of capital expenditures,

•	expected liquidity and sources of capital resources, including the mix of capital and operating leases,

•	future size of our independent contractor fleet, and

•	future income tax rates

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” ”would,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A, Risk Factors,” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other filings with the Securities and Exchange Commission (the “SEC”).

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

The key statistics used to evaluate Trucking segment performance, net of fuel surcharge revenue, include (i) base revenue per available tractor per week, (ii) base revenue per loaded mile, (iii) loaded miles per available tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of available tractors and (vii) adjusted operating ratio. In general, the Company’s loaded miles per available tractor per week, base revenue per loaded mile and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are mostly beyond the Company’s control, as well as by its sales and marketing efforts, service levels and efficiency of its operations, over which the Company has significant control.

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

Results of Operations

The following table sets forth the condensed consolidated statements of income and comprehensive income in dollars (in thousands) and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts (in thousands) of those items compared to the prior year.

	Three Months Ended March 31, 2019
	2019			2018
	$	% Operating Revenue	% Adjusted Operating Ratio (1)	$	% Operating Revenue	% Adjusted Operating Ratio (1)	% Change in Dollar Amounts
Base revenue	$118,534	88.5%		$110,279	88.2%		7.5%
Fuel surcharge revenue	15,440	11.5		14,734	11.8		4.8%
Operating revenue	$133,974	100.0		$125,013	100.0		7.2%

Operating expenses	130,053	97.1%	96.1%	122,621	98.1%	97.8%	6.1%
Operating income	3,921	2.9		2,392	1.9		63.9%

Other expenses:
Interest expense	1,741	1.3		818	0.7		112.8%
Other, net	137	0.1		120	0.1		14.2%
Total other expenses, net	1,878	1.4		938	0.8		100.2%
Income before income taxes	2,043	1.5		1,454	1.2		40.5%
Income tax expense	542	0.4		419	0.3		29.4%

Consolidated net income	$1,501	1.1%		$1,035	0.8%		45.0%

(1)     Adjusted operating ratio is calculated as operating expenses excluding restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits, amortization of acquisition related intangibles, and transaction costs related to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.

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

Adjusted operating ratio is calculated as operating expenses excluding restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits, amortization of acquisition related intangibles, and transaction costs relating to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted earnings (loss) per diluted share is defined as earnings (loss) per diluted share plus the per share impact of restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits, and transaction costs related to acquisition, plus or minus the per share tax impact of those adjustments using a statutory income tax rate. The per share impact of each item is determined by dividing it by the weighted average diluted shares outstanding.

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

Consolidated Reconciliations

Adjusted operating ratio:

	Three Months Ended
	March 31,
	2019	2018
Operating revenue	$133,974	$125,013
Less: Fuel surcharge revenue	(15,440)	(14,734)
Base revenue	118,534	110,279
Operating expense	130,053	122,621
Adjusted for:
Severance costs included in salaries, wages and employee benefits	(319)	(711)
Restructuring, impairment and other costs (reversal)	—	639
Amortization of acquisition related intangibles	(363)	—
Fuel surcharge revenue	(15,440)	(14,734)
Adjusted operating expense	$113,931	$107,815
Operating ratio	97.1%	98.1%
Adjusted operating ratio	96.1%	97.8%

Adjusted earnings per diluted share:

	Three Months Ended
	March 31,
	2019	2018
Earnings per diluted share	$0.18	$0.13
Adjusted for:
Severance costs in salaries, wages and employee benefits	0.04	0.09
Restructuring, impairment and other costs (reversal)	—	(0.08)
Amortization of acquisition related intangibles	0.04	—
Transaction costs relating to acquisition	—	—
Income tax effect of adjustments	(0.02)	—
Adjusted earnings per diluted share	$0.24	$0.14

Segment Reconciliations

Trucking Segment	Three Months Ended
	March 31,
	2019	2018
Operating revenue	$94,561	$78,733
Intersegment activity	341	113
Operating revenue (before intersegment eliminations)	94,902	78,846
Less: fuel surcharge revenue	(11,765)	(11,175)
Base revenue	$83,137	$67,671
Operating expense (before intersegment eliminations)	93,293	79,310
Adjusted for:
Severance included in salaries, wages and employee benefits	(319)	(484)
Restructuring, impairment and other costs (reversal)	—	587
Amortization of acquisition related intangibles	(363)	—
Fuel surcharge revenue	(11,765)	(11,175)
Adjusted operating expense	$80,846	$68,238
Operating income (loss)	$1,609	$(464)
Adjusted operating income (loss)	$2,291	$(567)
Operating ratio	98.3%	100.6%
Adjusted operating ratio	97.2%	100.8%

USAT Logistics Segment	Three Months Ended
	March 31,
	2019	2018
Operating revenue	$39,413	$46,280
Intersegment activity	2,036	495
Operating revenue (before intersegment eliminations)	41,449	46,775
Less: fuel surcharge revenue	(3,842)	(3,559)
Base revenue	$37,607	$43,216
Operating expense (before intersegment eliminations)	39,137	43,919
Adjusted for:
Severance included in salaries, wages and employee benefits	—	(227)
Restructuring, impairment and other costs (reversal)	—	52
Fuel surcharge revenue	(3,842)	(3,559)
Adjusted operating expense	$35,295	$40,185
Operating income	$2,312	$2,856
Adjusted operating income	$2,312	$3,031
Operating ratio	94.4%	93.9%
Adjusted operating ratio	93.9%	93.0%

Key Operating Statistics by Segment

	Three Months Ended
	March 31,
Trucking:	2019	2018
Operating revenue (before intersegment eliminations) (in thousands)	$94,902	$78,846
Operating income (loss) (in thousands) (1)	$1,609	$(464)
Operating ratio (2)	98.3%	100.6%
Adjusted operating ratio (3)	97.2%	100.8%
Total miles (in thousands) (4)	42,764	38,542
Deadhead percentage (5)	13.4%	12.7%
Base revenue per loaded mile	$2.244	$2.009
Average number of available tractors (6)	1,916	1,619
Average number of in-service tractors (7)	1,954	1,654
Loaded miles per available tractor per week	1,504	1,616
Base revenue per available tractor per week	$3,375	$3,246
Average loaded miles per trip	487	539

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$41,449	$46,775
Operating income (in thousands) (1)	$2,312	$2,856
Gross margin (in thousands) (8)	$7,687	$7,884
Gross margin percentage (9)	18.5%	16.9%
Load count (in thousands)	27.6	26.5

(1)	Operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).

(2)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).

(3)
Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits, amortization of acquisition related intangibles, and transaction costs related to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue(a).

(4)	Total miles include both loaded and empty miles.

(5)	Deadhead percentage is calculated by dividing empty miles by total miles.

(6)	Available tractors are all those Company tractors that are available to be dispatched, including available unseated tractors, and our independent contractor fleet.

(7)	In-service tractors include all of the tractors in the Company fleet, including Company-operated tractors and independent contractors.

(8)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).

(9)	Gross margin percentage is calculated as gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended March 31, 2019, Trucking operating revenue (before intersegment eliminations) increased 20.4% to $94.9 million, compared to $78.8 million for the same period in 2018. Trucking base revenue increased 22.9% to $83.1 million, compared to $67.7 million for the first quarter of 2018. The increase in operating revenue was the result of a 11.7% increase in base revenue per loaded mile, partially offset by a 11.0% decrease in total miles driven by a 15.2% increase in average seated tractor count and a 70 basis point negative change in deadhead percentage.

Trucking operating income
For the first quarter of 2019, Trucking reported operating income of $1.6 million compared to an operating loss of $0.5 million for the same period in 2018, primarily resulting from a 20.4% increase in operating revenue (before intersegment eliminations) caused by a 4.0% increase in base revenue per available tractor per week, offset by 17.6% higher operating expenses, mostly related to a driver wage increase implemented in the first quarter of 2019.

USAT Logistics operating revenue
For the three months ended March 31, 2019, USAT Logistics operating revenue (before intersegment eliminations) decreased 11.4% to $41.4 million compared to $46.8 million for the same period in 2018. The year-over-year change in operating revenue was the result of a 14.9% decrease in revenue per load combined with a 4.1% increase in load volume.

USAT Logistics operating income
USAT Logistics generated operating income of $2.3 million in the first quarter of 2019, a decrease of ($0.5) million, or 19.0%, compared to $2.9 million in the first quarter of 2018. As mentioned above, the 11.4% decrease in operating revenue (before intersegment eliminations) and the increase in purchased transportation costs, offset by the 4.1% increase in load volume contributed primarily to the drop in operating income.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses (dollar amounts in thousands) and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2019				2018				% Change
Operating Expenses:	$	% Operating Revenue	Adjusted Operating Ratio (1)		$	% Operating Revenue	Adjusted Operating Ratio (1)		2019 to 2018
Salaries, wages and employee benefits	$36,090	26.9%	30.2%	(1)	$32,237	25.8%	28.6%	(1)	12.0%
Fuel and fuel taxes	13,631	10.2	(1.5)	(2)	13,479	10.8	(1.1)	(2)	1.1
Depreciation and amortization	8,818	6.6	7.1		7,180	5.7	6.5		(22.8)
Equipment rent	2,720	2.0	2.3		2,718	2.2	2.5		0.1
Insurance and claims	7,280	5.4	6.1		5,602	4.5	5.1		30.0
Operations and maintenance	7,273	5.4	6.1		7,961	6.4	7.2		(8.6)
Purchased transportation	48,281	36.0	40.7		49,038	39.2	44.5		(1.5)
Operating taxes and licenses	1,117	0.8	0.9		502	0.4	0.5		122.5
Communications and utilities	767	0.6	0.6		713	0.6	0.6		7.6
Gain on disposal of assets, net	(145)	(0.1)	(0.1)		(169)	(0.1)	(0.2)		(14.2)
Restructuring, impairment and other costs (reversal)	—	—	—		(639)	(0.5)	N/A		100.0
Other	4,221	3.2	3.6		3,999	3.2	3.6		5.6
Total operating expenses	$130,053	97.1%	96.1%		$122,621	98.1%	97.8%		6.1%

(1) Adjusted operating ratio is calculated as the applicable operating expense less restructuring, impairment and other costs, and severance costs included in salaries, wages, amortization of acquisition related intangibles, and transactions costs related to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.

(2) Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits
The change in salaries, wages and employee benefits expense during the first quarter of 2019 was primarily due to impact of the driver wage increase given in third quarter 2018 and an 11.0% increase in total revenue miles and an increase in staff wages primarily related to growth in our USAT Logistics segment.

The rate of compensation paid to Company drivers per mile has increased in recent periods and we expect this cost will increase in future periods due to driver pay increases, the most recent of which became effective during the third quarter of 2018. Management believes that the market for drivers will remain tight, and as such, expects driver wages and hiring expenses, which include recruiting and advertising costs, to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet. This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which costs are reflected in purchased transportation.

Fuel and fuel taxes
Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers. The increases in fuel and fuel taxes for the three month periods ended March 31, 2019 reflects flat average diesel fuel prices per gallon year over year, offset by an 11.0% increase in total revenue miles when compared to the same period in 2018. The Company has undertaken fuel efficiency initiatives, such as installing trailer skirts, idle control, more fuel-efficient engines and implementing driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

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

Depreciation and amortization and equipment rent
Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics. In addition, the mix of capital and operating leases will cause fluctuations on a line item basis between equipment rent expense and depreciation and amortization expense. For the three months ended March 31, 2019, equipment rent expense was flat compared to the first quarter of 2018.

Depreciation and amortization expense increased as a percentage of both operating and base revenue for the three month periods ended March 31, 2019, as compared to the same period in 2018, large due to a smaller Company fleet as a result of a tough driver market and decreased utilization year over year. The Company intends to continue to focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives. Further, the acquisition costs of new revenue equipment could increase due to the continued implementation of emissions requirements and the inclusion of improved safety and fuel efficiency features. As a result, management expects to see an increase in depreciation and amortization expense from new tractors, and expects equipment rent to increase as the use of operating leases increases.

Insurance and claims
Insurance and claims expense consists of insurance premiums expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims and insurance premiums and self-insured amounts. For the three months ended March 31, 2019, insurance and claims expense year over year as a percentage of operating revenue increased to 5.4% compared to 4.5% in the prior year quarter, and increased approximately 30.0% in terms of dollars spent.

The Company expects insurance and claims expense to continue to be variable over the long-term. In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the Company’s insurance and claims expense could increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.

Operations and maintenance
Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-owned fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  The decrease in operations and maintenance expense for the three months ended March 31, 2019, when compared to the same period in 2018 as a result of maintenance cost savings due to the purchase of new revenue equipment, and other cost saving initiatives undertaken.

Purchased transportation
Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties. For the first quarter of 2019, purchased transportation expense decreased slightly due to the softening spot market putting pressure on our USAT Logistics business.

Gain on disposal of assets, net
During the three months ended March 31, 2019, gain on disposal of assets, net, decreased slightly when compared to the same periods in 2018, primarily resulting from volatility in the used equipment market, which management believes may continue to show variability in 2019 and beyond.

Other expenses
The increases in other expenses during the three months ended March 31, 2019 were primarily the result of an increase driver recruiting costs.

Interest expense
For the three months ended March 31, 2019, interest expense increased primarily due to increased outstanding borrowings related to the purchase of new revenue equipment. As of March 31, 2019, the Company increased its debt outstanding on the Credit Facility by approximately $7.2 million, as compared to December 31, 2018. See Note 9 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense
During the three months ended March 31, 2019 and 2018, the Company’s effective tax rate was 26.5% and 28.8%, respectively. The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant. Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings (losses) and in the number of drivers who elect to participate in the per diem program.

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

Fuel Availability and Cost
The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, average diesel fuel prices per gallon, as reported by the DOE, were stable for the three month period ended March 31, 2019, compared to the same period in 2018.

As of March 31, 2019, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity
As of March 31, 2019, the Company had total stockholders’ equity of $83.3 million and total debt and lease liabilities including current maturities and insurance premium financing, of $182.0 million, resulting in a total debt, less cash, to total capitalization ratio of 68.6% compared to 66.5% as of December 31, 2018.

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

As of March 31, 2019, the Company had $27.7 million in noncancellable commitments for the acquisition of both revenue and non-revenue equipment. We anticipate funding these commitments with operating and financing cash flows.

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

Long-term debt, financing notes and lease liabilities increased to $182.0 million, an increase of $21.5 million from $160.5 million at December 31, 2018. As of March 31, 2019, the Company had outstanding $5.4 million in letters of credit and had approximately $50.0 million available to borrow under the Credit Facility. Net of cash, debt represented 68.6% of total capitalization.

Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$7,964	$15,607
Net cash (used in) provided by investing activities	(11,488)	1,001
Net cash provided by (used in) financing activities	3,119	(16,673)

Operating Activities – Net cash provided by operating activities decreased by approximately $7.6 million in the first three months ended March 31, 2019, compared to the same period in 2018.  This decrease was primarily the result of an approximate $3.7 million increase in the change in accounts receivable resulting from increased revenue for the period, and changes in other operating line items associated with increased profitability.

Investing Activities – For the three months ended March 31, 2019, net cash used in investing activities was $11.5 million, compared to $1.0 million provided by investing activities during the same period in 2018.  The $12.5 million increase in cash used in investing activities was primarily attributable to a $16.7 million increase in capital expenditures for the 2019 period, offset by an increase of $4.6 million in the proceeds from the sale of property and equipment in the 2019 period compared to the 2018 period.

Financing Activities – Cash provided by financing activities was $3.1 million for the three months ended March 31, 2019, compared to $16.7 million used by financing activities during the same period in 2018. The $19.8 million change was primarily attributable to increased borrowings of long-term debt of $6.2 million, a $0.5 million positive impact of the change in bank drafts payable, offset by an approximately $13.2 million decrease in payments on long-term debt and capital lease obligations. At March 31, 2019, the Company had borrowings of long-term debt, financing notes and lease liabilities of $182.0 million, up from $160.5 million at December 31, 2018.

Debt and Lease Obligations
See Notes 8, 9, and 10 to the condensed consolidated financial statements for further discussion of the Company's insurance financing, Credit Facility and lease obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the three months ended March 31, 2019, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the LIBOR plus, in each case, a certain percentage determined based on a pricing grid that is determined quarterly based on the Company’s consolidated fixed charge coverage ratio. As of March 31, 2019, the Company had $92.5 million outstanding pursuant to its Credit Facility, excluding letters of credit of $5.4 million. Assuming the outstanding balance as of March 31, 2019 remained constant; a hypothetical one-

percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.9 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly. In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of March 31, 2019, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company’s expected fuel consumption for the remainder of 2019, a 10% increase in the average price per gallon would result in an increase of approximately $4.1 million in fuel expense before taking into account application of the Company’s fuel surcharge program.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors. Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the PEO and PFO have concluded that as of March 31, 2019 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019, other than the implementation of ASC 842 and related controls, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present. The section entitled “Item 1A, Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, describes some of the risks and uncertainties associated with the Company’s business. These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

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

10.1	#	Amended and Restated Loan and Security Agreement, dated January 31, 2019 between the Company and Bank of America, N.A., as agent
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
#		Filed herewith.
##		Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck, Inc.
(Registrant)

Date:	May 2, 2019	By:	/s/ James D. Reed
(Signature) James D. Reed
President and Chief Executive Officer

Date:	May 2, 2019	By:	/s/ Jason R. Bates
(Signature) Jason R. Bates
Executive Vice President and Chief Financial Officer