Form 10-Q
period 2019-06-30
USA TRUCK INC
filed 2019-07-30
CIK 883945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from - to - .
Commission File Number: 1-35740

USA TRUCK INC.
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

Large accelerated filer [ ]	Accelerated filer ☒	Smaller reporting company ☒
Non-accelerated filer [ ]		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

The number of shares outstanding of the registrant’s common stock, as of July 19, 2019, was 8,581,167.

USA TRUCK INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

USA TRUCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
Assets	June 30, 2019	December 31, 2018
Current assets:	(in thousands, except share data)
Cash	$198	$989
Accounts receivable, net of allowance for doubtful accounts of $436 and $575, respectively	65,078	57,189
Other receivables	4,222	5,688
Inventories	774	722
Assets held for sale	2,077	2,611
Prepaid expenses and other current assets	5,232	7,675
Total current assets	77,581	74,874
Property and equipment:
Land and structures	33,262	32,434
Revenue equipment	300,864	280,623
Service, office and other equipment	28,503	28,094
Property and equipment, at cost	362,629	341,151
Accumulated depreciation and amortization	(120,445)	(115,766)
Property and equipment, net	242,184	225,385
Operating leases - right of use assets	13,574	—
Goodwill	5,231	4,926
Other intangibles, net	17,133	17,837
Other assets	1,730	1,003
Total assets	$357,433	$324,025
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,773	$23,482
Current portion of insurance and claims accruals	14,387	15,852
Accrued expenses	7,875	9,366
Current finance lease obligations	21,665	17,292
Current operating lease obligations	7,578	—
Long-term debt, current maturities	1,339	—
Insurance premium financing	886	4,435
Total current liabilities	77,503	70,427
Deferred gain	171	84
Long-term debt, less current maturities	96,213	85,300
Long-term finance lease obligations	59,012	53,460
Long-term operating lease obligations	6,037	—
Deferred income taxes	24,292	23,518
Insurance and claims accruals, less current portion	10,209	9,963
Total liabilities	273,437	242,752
Stockholders' equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 11,989,229 shares, and 12,011,495 shares, respectively	120	120
Additional paid-in capital	62,718	66,433
Retained earnings	79,969	78,467
Less treasury stock, at cost (3,408,015 shares, and 3,650,060 shares, respectively)	(58,811)	(63,747)
Total stockholders' equity	83,996	81,273
Total liabilities and stockholders' equity	$357,433	$324,025
See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Operating revenue	$133,622	$135,381	$267,596	$260,394

Operating expenses:
Salaries, wages and employee benefits	33,806	31,645	69,896	63,882
Fuel and fuel taxes	14,102	13,984	27,733	27,463
Depreciation and amortization	9,125	7,477	17,943	14,657
Insurance and claims	7,160	5,341	14,440	10,943
Equipment rent	2,568	2,151	5,288	4,869
Operations and maintenance	8,481	8,913	15,754	16,874
Purchased transportation	49,072	55,817	97,353	104,855
Operating taxes and licenses	1,311	1,262	2,428	1,764
Communications and utilities	719	677	1,486	1,390
Loss (gain) on disposal of assets, net	141	(395)	(4)	(564)
Impairment of assets held for sale	367	—	367	—
Reversal of restructuring, impairment and other costs	—	—	—	(639)
Other	4,787	4,198	9,008	8,197
Total operating expenses	131,639	131,070	261,692	253,691
Operating income	1,983	4,311	5,904	6,703

Other expenses:
Interest expense, net	1,595	833	3,336	1,651
Other, net	171	113	308	233
Total other expenses, net	1,766	946	3,644	1,884
Income before income taxes	217	3,365	2,260	4,819
Income tax expense	216	821	758	1,240

Consolidated net income and comprehensive income	$1	$2,544	$1,502	$3,579

Net earnings per share:
Average shares outstanding (basic)	8,554	8,205	8,479	8,141
Basic earnings per share	$0.00	$0.31	$0.18	$0.44

Average shares outstanding (diluted)	8,567	8,227	8,498	8,167
Diluted earnings per share	$0.00	$0.31	$0.18	$0.44

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
	(in thousands)
Balance at December 31, 2018, as originally filed	12,012	120	66,433	77,664	(63,747)	80,470
Correction of error (Note 15)	—	—	—	803	—	803
Balance at December 31, 2018	12,012	120	66,433	78,467	(63,747)	81,273
Issuance of treasury stock	—	—	(4,558)	—	4,558	—
Stock-based compensation	—	—	589	—	—	589
Net share settlement related to restricted stock vesting	(5)	—	(72)	—	—	(72)
Net income	—	—	—	1,501	—	1,501
Balance at March 31, 2019	12,007	120	62,392	79,968	(59,189)	83,291
Issuance of treasury stock	—	—	(378)	—	378	—
Stock-based compensation	—	—	705	—	—	705
Forfeited restricted stock	(18)	—	—	—	—	—
Net share settlement related to restricted stock vesting	—	—	(1)	—	—	(1)
Net income	—	—	—	1	—	1
Balance at June 30, 2019	11,989	120	62,718	79,969	(58,811)	83,996

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Par Value
	(in thousands)
Balance at December 31, 2017	12,142	121	68,667	65,460	(67,760)	66,488
Issuance of treasury stock	—	—	(2,094)	—	2,094	—
Stock-based compensation	—	—	(136)	—	—	(136)
Forfeited restricted stock	(49)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(2)	—	(40)	—	—	(40)
Net income	—	—	—	1,035	—	1,035
Balance at March 31, 2018	12,091	121	66,397	66,495	(65,666)	67,347
Issuance of treasury stock	—	—	(894)	—	894	—
Stock-based compensation	—	—	304	—	—	304
Forfeited restricted stock	(76)	(1)	1	—	—	—
Net share settlement related to restricted stock vesting	—	—	(70)	—	—	(70)
Net income	—	—	—	2,544	—	2,544
Balance at June 30, 2018	12,015	120	65,738	69,039	(64,772)	70,125

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2019	2018
Operating activities:	(in thousands)
Net income	$1,502	$3,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,943	14,657
Deferred income tax, net	774	(2,862)
Share-based compensation	1,294	168
Gain on disposal of assets, net	(4)	(564)
Impairment of assets held for sale	367	—
Reversal of restructuring, impairment and other costs	—	(639)
Other	127	(324)
Changes in operating assets and liabilities:
Accounts and other receivables	(6,423)	(7,398)
Inventories and prepaid expenses	2,930	813
Accounts payable and accrued liabilities	(809)	9,472
Insurance and claims accruals	(1,220)	1,410
Other long-term assets and liabilities	(727)	116
Net cash provided by operating activities	$15,754	$18,428

Investing activities:
Acquisition of Davis Transfer Company (net of cash)	(305)	—
Capital expenditures	(25,209)	(4,288)
Proceeds from sale of property and equipment	7,643	2,766
Net cash used in investing activities	$(17,871)	$(1,522)

Financing activities:
Borrowings under long-term debt	53,700	17,478
Payments on long-term debt	(55,249)	(26,538)
Proceeds from obligation under finance lease	10,471	—
Payments on obligation under finance lease	(219)	—
Payments on finance lease obligations	(6,375)	(8,137)
Payment of debt issuance costs	(538)	—
Net change in bank drafts payable	(391)	359
Net payments for tax withholdings for vested stock-based awards	(73)	(110)
Net cash provided by (used in) financing activities	$1,326	$(16,948)

Decrease in cash	(791)	(42)
Cash:
Beginning of period	989	71
End of period	$198	$29

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,986	$1,681
Income taxes	998	2,413
See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc., and present our financial position as of June 30, 2019 and December 31, 2018 and the results of our operations, comprehensive income and cash flows for the three and six months ended June 30, 2019 and 2018.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2019.

The accompanying unaudited condensed consolidated financial statements include USA Truck Inc., and its wholly owned subsidiaries: International Freight Services, Inc. ("IFS"), a Delaware corporation; Davis Transfer Company Inc., a Georgia corporation ("DTC"), Davis Transfer Logistics Inc., a Georgia corporation ("DTL"), and B & G Leasing, L.L.C., a Georgia limited liability company, ("B & G," and collectively with DTC and DTL, "Davis Transfer Company"). References in this report to "it," "we," "us," "our," or the "Company," and similar expressions refer to USA Truck Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which required lessees to recognize a right-to-use ("ROU") asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, are required. The Company adopted the new standard beginning with the first quarter of 2019 using a modified retrospective transition approach, which included a number of practical expedients. The effect of the adoption is reflected within the condensed consolidated financial statements (see Note 10 - Leases and Right of Use Assets).

NOTE 3 – REVENUE RECOGNITION

Revenue is measured based upon consideration specified in a contract with a customer. The Company recognizes revenue over time, as contractual performance obligations are satisfied by transferring the benefit of the service to our customer. The benefit is transferred to the customer as the service is provided and revenue is recognized accordingly via time-based metrics. A corresponding contract asset of $1.8 million and $1.1 million was recorded in the June 30, 2019 and December 31, 2018 balance sheets, respectively, in the Accounts receivable line item. The Company is entitled to receive payment as it satisfies performance obligations with customers. The amount of remaining performance obligations relating to loads in process at 11:59 pm as of the end of each reporting period was deemed to be immaterial. Our business consists of two reportable segments, Trucking and USAT Logistics (see Note 4 - Segment Reporting).

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended June 30,
Revenue type	2019				2018
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total
	(in thousands)
Freight	$82,664	$34,698	$(2,209)	$115,153	$73,029	$45,371	$(851)	$117,549
Fuel surcharge	13,034	4,087	(220)	16,901	12,135	4,208	(69)	16,274
Accessorial	778	790	—	1,568	521	1,037	—	1,558
Total	$96,476	$39,575	$(2,429)	$133,622	$85,685	$50,616	$(920)	$135,381

	Six Months Ended June 30,
Revenue type	2019				2018
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total
	(in thousands)
Freight	$164,086	$71,328	$(4,420)	$230,994	$139,934	$86,308	$(1,411)	$224,831
Fuel surcharge	24,799	7,929	(387)	32,341	23,322	7,803	(117)	31,008
Accessorial	2,493	1,768	—	4,261	1,275	3,280	—	4,555
Total	$191,378	$81,025	$(4,807)	$267,596	$164,531	$97,391	$(1,528)	$260,394

NOTE 4 – SEGMENT REPORTING

The Company's two reportable segments are Trucking and USAT Logistics. In determining its reportable segments, the Company's chief operating decision maker focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

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

Revenue equipment assets are not allocated to USAT Logistics as freight services for customers are brokered through arrangements with third-party motor carriers who utilize their own equipment. To the extent rail intermodal or other USAT Logistics operations require the use of Company-owned assets, they are obtained from the Company's Trucking segment on an as-needed basis. Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue. All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties. All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant cost drivers, as determined by management.

A summary of operating revenue by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating revenue	2019	2018	2019	2018
	(in thousands)
Trucking revenue (1)	$96,476	$85,685	$191,378	$164,531
Trucking intersegment eliminations	(407)	(116)	(769)	(229)
Trucking operating revenue	96,069	85,569	190,609	164,302
USAT Logistics revenue	39,575	50,616	81,025	97,391
USAT Logistics intersegment eliminations	(2,022)	(804)	(4,038)	(1,299)
USAT Logistics operating revenue	37,553	49,812	76,987	96,092
Total operating revenue	$133,622	$135,381	$267,596	$260,394

(1) Includes foreign revenue of $9.4 million and $11.0 million for the three months ended June 30, 2019 and 2018, respectively, and $19.0 million and $20.9 million for the six months ended June 30, 2019 and 2018, respectively. All foreign revenue is collected in U.S. dollars.

A summary of operating income by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income	2019	2018	2019	2018
	(in thousands)
Trucking	$837	$2,153	$2,445	$1,689
USAT Logistics	1,146	2,158	3,459	5,014
Total operating income	$1,983	$4,311	$5,904	$6,703

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization	2019	2018	2019	2018
	(in thousands)
Trucking	$8,853	$7,299	$17,432	$14,325
USAT Logistics	272	178	511	332
Total depreciation and amortization	$9,125	$7,477	$17,943	$14,657

NOTE 5 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the "Incentive Plan") in May 2014. The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants. The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares. The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares. As of June 30, 2019, 580,971 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following tables summarizes intangible assets and amortization expense as of and for the period ended June 30, 2019:

	June 30, 2019
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
	(in thousands)
Trade name	indefinite	$5,000	$—	$5,000
Non-compete agreement	2	140	37	103
Customer relationships	10	12,900	870	12,030
Total intangible assets		$18,040	$907	$17,133

Changes in carrying amount of goodwill by reportable segment is as follows:

	Trucking	USAT Logistics
	(in thousands)
Balance at December 31, 2018	$4,926	$—
Working capital adjustment	305	—
Balance at June 30, 2019	$5,231	$—

The above intangible assets have a weighted average remaining life of 111 months. The expected remaining amortization of these assets for the next five successive years and thereafter is as follows:

(in thousands)
2019 (remaining)	$655
2020	1,346
2021	1,288
2022	1,288
2023	1,288
2024	1,288
Thereafter	4,980
Total	$12,133

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

Accrued expenses	June 30, 2019	December 31, 2018 (2)
	(in thousands)
Salaries, wages and employee benefits	$4,379	$5,775
Federal and state tax accruals	1,867	1,898
Other (1)	1,629	1,693
Total accrued expenses	$7,875	$9,366

(1) No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.
(2) See Note 15 - Correction of Immaterial Errors for information regarding the revision.

NOTE 8 – INSURANCE PREMIUM FINANCING

During October 2018, the Company entered into agreements to pay approximately $4.7 million to third-party financing companies for the Company's annual insurance premiums. The balance of the note payable as of June 30, 2019 was $0.9 million.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Revolving credit agreement	$87,300	$85,300
Obligation under finance lease (Note 10)	10,252	—
	97,552	85,300
Less current maturities	(1,339)	—
Total long-term debt	$96,213	$85,300

On January 31, 2019, the Company, entered into a five year, $225.0 million senior secured revolving credit facility (the "Credit Facility") with a group of lenders and Bank of America, N.A., as agent (the "Agent") pursuant to the terms of an Amended and Restated Loan and Security Agreement. The Credit Facility replaced the Company's previous five year, $170.0 million senior secured revolving credit facility dated February 15, 2015.

The Credit Facility is structured as a $225.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million, exercisable in increments of $20.0 million. The Credit Facility is a five year facility scheduled to terminate on January 31, 2024. Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans". Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin set at 0.25% through June 30, 2019, and adjusted quarterly thereafter between 0.25% and 0.75% based on the Company's consolidated fixed charge coverage ratio. LIBOR loans accrue interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin set at 1.25% through June 30, 2019, and adjusted quarterly thereafter between 1.25% and 1.75% based on the Company's consolidated fixed charge coverage ratio. The Credit Facility includes, within its $225.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swingline sub-facility (the "Swingline") in an aggregate amount of $25.0 million. An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $225.0 million; or (B) the sum of (i) 90.0% of eligible investment grade accounts receivable (reduced to 85.0% in certain situations), plus (ii) 85.0% of eligible non-investment grade accounts receivable, plus (iii) the lesser of (a) 85.0% of eligible unbilled accounts receivable and (b) $10.0 million, plus (iv) the product of 85.0% multiplied by the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (v) 85.0% multiplied by the net book value of otherwise eligible newly acquired revenue equipment that has not yet been subject to an appraisal. The borrowing base is reduced by an availability reserve, including reserves based on dilution and certain other customary reserves.

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that is triggered in the event excess availability under the Credit Facility falls below 10.0% of the lenders' total commitments. Also, certain restrictions regarding the Company's ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 10.0% of the lenders' total commitments.

The Company had no borrowings under the Swingline as of June 30, 2019. The average interest rate including all borrowings made under the Credit Facility as of June 30, 2019 was 3.8%. As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value. As of June 30, 2019, the Company had $5.4 million in letters of credit outstanding and had approximately $59.0 million available to borrow under the Credit Facility taking into account borrowing base availability.

NOTE 10 – LEASES AND RIGHT OF USE ASSETS
The Company adopted ASU 2016-02 on January 1, 2019. The standard requires lessees to recognize a ROU asset and lease liability for all leases. Some of our leases contain both lease and non-lease components, which we have elected to treat as a single lease component. We have also elected not to recognize in our consolidated balance sheets leases that have an original lease term, including reasonably certain renewal or purchase options, of twelve months or less for all classes of underlying assets. Lease costs for short-term leases are recognized on a straight-line basis over the lease term. We elected the package of transition practical expedients for existing contracts, which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs.
The Company leases property and equipment under finance and operating leases. The Company has operating and finance leases for revenue equipment, real estate, information technology equipment (primarily servers and copiers), and various other equipment used in operating our business. Certain leases for revenue equipment and information technology include options to purchase or extend, guarantee residual values, or early termination rights. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option or feature is reasonably certain, and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, we consider all relevant economic factors that would compel us to exercise or not exercise an option or feature.
When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for all of our leases. In such cases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement.
As of June 30, 2019, the Company has entered into leases with lessors who do not participate in the Credit Facility. Currently, such leases do not contain cross-default provisions with the Credit Facility.
Revenue Equipment
In addition to the revenue equipment owned by the Company, we currently lease 1,012 tractors and 810 trailers. Of the leased revenue equipment, 664 tractors and 761 trailers are classified as finance leases and 348 tractors and 49 trailers are classified as operating leases. Some of these assets are leased on a month-to-month basis and the leases can be terminated without penalty. The lease term for these types of leases is determined by the length of the underlying customer contract or based on the judgment of management. These leases are treated as short-term as the cumulative ROU is less than 12 months over the term of the contract. The Company uses the leased revenue equipment for the same operational purposes as its owned equipment.
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
Information Technology and Other Equipment
The Company leases information technology and other equipment, primarily servers and copiers, in the course of our operations.

The components of lease expense for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Operating lease costs	$2,356	$4,515
Finance lease costs:
Amortization of assets	2,959	5,650
Interest on lease liabilities	603	1,149
Total finance lease costs	3,562	6,799
Variable and short-term lease costs	212	773
Total lease costs	$6,130	$12,087

Supplemental information and balance sheet location related to leases is as follows:

Operating leases:	June 30, 2019
(in thousands)
Operating lease right-of-use assets	$13,574

Current operating lease obligations	7,578
Long-term operating lease obligations	6,037
Total operating lease liabilities	$13,615

Finance leases:
Property, plant and equipment, at cost	102,074
Accumulated amortization	(21,913)
Property, plant and equipment, net	$80,161

Current finance lease obligations	21,665
Long-term finance lease obligations	59,012
$80,677

Weighted average remaining lease term:	(in months)
Operating leases	42 months
Finance leases	45 months

Weighted average discount rate:
Operating leases	3.87%
Finance leases	3.41%

Supplemental cash flow information related to leases is as follows:

Cash paid for amounts included in measurement of liabilities:	June 30, 2019
(in thousands)
Operating cash flows from operating leases	$3,885
Operating cash flows from finance leases	603
Financing cash flows from finance leases	6,202

ROU assets obtained in exchange for lease liabilities:
Operating leases	931
Finance leases	16,303
Maturities of lease liabilities as of June 30, 2019 are as follows:

	Finance Leases	Operating Leases
	(in thousands)
2019 (remaining)	$13,617	$3,667
2020	25,393	5,911
2021	9,959	1,575
2022	9,959	1,010
2023	20,817	706
Thereafter	8,110	1,394
Total lease payments	87,855	14,263
Less: Imputed interest	(7,178)	(648)
Total lease obligations	80,677	13,615
Less: Current obligations	(21,665)	(7,578)
Long-term lease obligations	$59,012	$6,037

OTHER COMMITMENTS

As of June 30, 2019, the Company had $26.1 million in noncancellable commitments for purchases of revenue equipment. We anticipate funding these commitments with cash flows from operating and financing activities.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease. Rent expense for this space was approximately $0.04 million and $0.08 million for the three and six months ended June 30, 2019. This expense is included in the "Operations and maintenance" line item in the accompanying consolidated statement of income and comprehensive income.

SALE-LEASEBACK TRANSACTION

In April 2019, the Company entered into a sale-leaseback transaction whereby it sold tractors for approximately $10.5 million and concurrently entered into a finance lease agreement for the sold tractors with a five year term. Under the lease agreement, the Company will pay an initial monthly payment of approximately $0.1 million. At the end of the lease, the Company has the option to purchase the tractors for the greater of fair market value or 32.5% of the original cost. This transaction does not qualify for sale-leaseback accounting due to the option to repurchase the tractors and is therefore treated as a financing obligation.

NOTE 11 – INCOME TAXES

During the three months ended June 30, 2019 and 2018, the Company's effective tax rate was 99.5% and 24.4%, respectively. During the six months ended June 30, 2019 and 2018, the Company's effective tax rate was 33.5% and 25.7%, respectively. The Company's effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company's drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company's tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company's effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company's effective tax rate can be significant.

Additionally, during the current period the Company's tax rate was negatively affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, resulting in an increase to tax expense and the effective tax rate.

NOTE 12 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:	(in thousands, except per share amounts)
Net income	$1	$2,544	$1,502	$3,579
Denominator:
Denominator for basic earnings per share – weighted average shares	8,554	8,205	8,479	8,141
Effect of dilutive securities:
Employee restricted stock and incentive stock options	13	22	19	26
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	8,567	8,227	8,498	8,167
Basic earnings per share	$0.00	$0.31	$0.18	$0.44
Diluted earnings per share	$0.00	$0.31	$0.18	$0.44
Weighted average anti-dilutive employee restricted stock and incentive stock options	509	99	364	61

NOTE 13 – LEGAL PROCEEDINGS

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. Though management believes these claims to be immaterial to the Company's long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company's financial position or results of operations in any given reporting period.

NOTE 14 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

On March 7, 2019, Johannes Hugo resigned as Senior Vice President - Trucking Operations. Pursuant to Mr. Hugo's resignation, the Executive Compensation Committee (the "Committee") approved a separation agreement with Mr. Hugo (the "Hugo Separation Agreement"). Pursuant to the Hugo Separation Agreement, Mr. Hugo received (i) salary continuation through April 6, 2019, (ii) vesting of 1,934 shares of restricted stock that vested on March 22, 2019, (iii) noncompete payments equal to his then-current base salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, and (iv) a prorated cash payment, if and to the extent earned, under the short term cash incentive compensation program adopted by the Committee for 2019. In addition, the Hugo Separation Agreement contained a customary release of claims in favor of the Company. Total costs associated with Mr. Hugo's resignation were $0.3 million and were recorded in the "Salaries, wages and employee benefits" line item in the accompanying condensed consolidated statements of income and comprehensive income.

In March 2018, the Company announced the retirement of James Craig, the Company's former Executive Vice President, Chief Commercial Officer, and President – USAT Logistics. Effective March 23, 2018, in connection with Mr. Craig's retirement, the Committee approved a separation agreement (the "Craig Separation Agreement") with the following terms: (i) salary continuation through May 31, 2018, (ii) non-compete payments equal to his current salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, (iii) a prorated cash payment under the short-term cash incentive compensation program adopted by the Committee for 2018, and (iv) accelerated vesting of 5,488 shares of time-vested restricted stock of the Company scheduled to vest on July 30, 2018 and 5,488 shares of performance-vested restricted stock of the Company scheduled to vest on July 30, 2018 depending on performance relative to USAT Logistics performance goals. Total costs associated with Mr. Craig's retirement were $0.7 million and were recorded in the "Salaries, wages and employee benefits" line item in the accompanying condensed consolidated statements of income and comprehensive income. At June 30, 2019, all costs associated with the Craig Separation Agreement have been paid.

The following tables summarize the Company's liabilities, charges, and cash payments related to executive severance agreements made during the three and six months ended June 30, 2019 and 2018:

	Accrued Balance December 31, 2018	Costs Incurred	Payments	Expenses/ Charges	Accrued Balance June 30, 2019
	(in thousands)
Severance costs included in salaries, wages and employee benefits	$247	$319	$(316)	$—	$250

	Three Months Ended June 30,		Six Months Ended June 30,
Costs incurred	2019	2018	2019	2018
	(in thousands)
Trucking	$—	$—	$319	$484
USAT Logistics	—	—	—	227
Total	$—	$—	$319	$711

NOTE 15 – CORRECTION OF IMMATERIAL ERRORS

In connection with the preparation of our condensed consolidated financial statements for the three months ended March 31, 2019, we identified immaterial errors related to the recognition of certain income and expenses in the prior quarterly and annual periods. In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," we evaluated the errors and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended March 31, 2019. Accordingly, we have adjusted our condensed consolidated balance sheet at December 31, 2018. The impact of the errors on the Company's three months ended March 31, 2018 condensed consolidated statements of income and comprehensive income, consolidated statement of cash flows, and retained earnings were deemed to be immaterial and will be adjusted in conjunction with our annual report on Form 10-K for the year ended December 31, 2019. We will also correct previously reported financial information for such immaterial errors in our future filings, as applicable.

The effects of the adjustment on the individual line items within our condensed consolidated balance sheet at December 31, 2018 are as follows:

	December 31, 2018
	As Reported	Adjustments	As Adjusted
	(in thousands)
Accounts receivable, net	$56,003	$1,186	$57,189
Other receivables	5,104	584	5,688
Prepaid expenses and other current assets	7,224	451	7,675
Accounts payable	22,453	1,029	23,482
Accrued expenses	8,977	389	9,366
Retained earnings	77,664	803	78,467
Total stockholders' equity	80,470	803	81,273

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
•any projections of earnings, revenue, costs, or other financial items;
•any statement of projected future operations or processes;
•any statement of plans, strategies, goals, and objectives of management for future operations;
•any statement concerning acquisitions, or proposed new services or developments;
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
•future profitability,
•future industry capacity,
•future effects of restructuring actions,
•future deployment of technology, including front and insider-facing event recorders,
•future pricing rates and freight network,
•future fuel prices and surcharges, fuel efficiency and hedging arrangements,
•future insurance and claims and litigation expense,
•future salaries, wages and employee benefits costs,
•future purchased transportation use and expense,
•future operations and maintenance costs,
•future USAT Logistics growth and profitability,
•future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
•future use of derivative financial instruments and the impact of increasing interest rates and diesel fuel costs,
•future asset sales of non-revenue assets,
•our intention about the payment of dividends,
•inflation,
•future indebtedness,
•future liquidity and borrowing availability and capacity,
•the impact of pending and future litigation and claims,
•future availability and compliance with covenants under our revolving credit facility,
•expected amount and timing of capital expenditures,
•expected liquidity and sources of capital resources, including the mix of capital and operating leases,
•future size of our independent contractor fleet, and
•future income tax rates

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," "plans," "goals," "may," "will," "would," "should," "could," "potential," "continue," "future" and similar terms and phrases. Forward-looking statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1.A, Risk Factors," in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, and other filings with the Securities and Exchange Commission (the "SEC").

All such forward-looking statements speak only as of the date of this report. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in management's expectations with regard thereto or any change in the events, conditions or circumstances on which any such information is based, except as required by law.

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

References to the "Company," "we," "us," "our" or similar terms refer to USA Truck Inc. and its subsidiaries.

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader more fully understand the operations and present business environment of USA Truck Inc. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report. This overview summarizes the MD&A, which includes the following sections:

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

The Trucking segment provides one-way truckload transportation, including dedicated services, of various products, goods and materials. The Trucking segment primarily uses its own purchased or leased tractors and trailers to provide services to customers and is commonly referred to as "asset-based" trucking. The Company's USAT Logistics services match customer shipments with available equipment of authorized third-party motor carriers and other service providers and provide services that complement the Company's Trucking operations. USAT Logistics provides these services primarily to existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

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

The most significant fixed costs, or mostly fixed costs, include the capital costs of our assets (depreciation, rent and interest), compensation of non-driving employees and portions of insurance and claims expenses. These expenses are partially controllable through management of fleet size and facilities infrastructure, headcount efficiency, and operating safely.

Fuel and fuel tax expense can fluctuate significantly with changes in diesel fuel prices and is one of our most volatile variable expenses. To mitigate the Company's exposure to fuel price increases, it recovers from its customers fuel surcharges that historically have recouped a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods. Although the Company's fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to empty miles, out-of-route miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharge paid by the customer is insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week's applicable United States Department of Energy, or DOE, index. Therefore, in times of increasing fuel prices, the Company does not recover as much in fuel surcharge revenue as it pays for fuel. In periods of declining prices, the opposite is true.

The key statistics used to evaluate Trucking segment performance, net of fuel surcharge revenue, include (i) base revenue per available tractor per week, (ii) base revenue per loaded mile, (iii) loaded miles per available tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of available tractors and (vii) adjusted operating ratio. In general, the Company's loaded miles per available tractor per week, base revenue per loaded mile and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are mostly beyond the Company's control, as well as by its sales and marketing efforts, service levels and efficiency of its operations, over which the Company has significant control.

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

Results of Operations

The following table sets forth the condensed consolidated statements of income and comprehensive income in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2019			2018
		Operating Revenue	Adjusted Operating Ratio (1)		Operating Revenue	Adjusted Operating Ratio (1)	Change in Dollar Amounts
	$	%	%	$	%	%	%
	(in thousands)
Base revenue	$116,721	87.4%		$119,107	88.0%		(2.0)%
Fuel surcharge revenue	16,901	12.6		16,274	12.0		3.9
Operating revenue	133,622	100.0		135,381	100.0		(1.3)

Operating expenses	131,639	98.5%	98.0%	131,070	96.8%	96.4%	0.4
Operating income	1,983	1.5		4,311	3.2		(54.0)

Other expenses:
Interest expense	1,595	1.2		833	0.6		91.5
Other, net	171	0.1		113	0.1		51.3
Total other expenses, net	1,766	1.3		946	0.7		86.7
Income before income taxes	217	0.2		3,365	2.5		(93.6)
Income tax expense	216	0.2		821	0.6		(73.7)

Consolidated net income	$1	0.0%		$2,544	1.9%		(100.0)%

	Six Months Ended June 30,
	2019			2018
		Operating Revenue	Adjusted Operating Ratio (1)		Operating Revenue	Adjusted Operating Ratio (1)	Change in Dollar Amounts
	$	%	%	$	%	%	%
	(in thousands)
Base revenue	$235,255	87.9%		$229,386	88.1%		2.6%
Fuel surcharge revenue	32,341	12.1		31,008	11.9		4.3
Operating revenue	267,596	100.0		260,394	100.0		2.8

Operating expenses	261,692	97.8%	97.1%	253,691	97.4%	97.0%	3.2
Operating income	5,904	2.2		6,703	2.6		(11.9)

Other expenses:
Interest expense	3,336	1.2		1,651	0.6		102.1
Other, net	308	0.1		233	0.1		32.2
Total other expenses, net	3,644	1.4		1,884	0.7		93.4
Income before income taxes	2,260	0.8		4,819	1.9		(53.1)
Income tax expense	758	0.3		1,240	0.5		(38.9)

Consolidated net income	$1,502	0.6%		$3,579	1.4%		(58.0)%

(1)  Adjusted operating ratio is calculated as operating expenses excluding severance costs included in salaries, wages and employee benefits, restructuring, impairment and other costs (reversal), amortization of acquisition related intangibles, and transaction costs related to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted operating ratio is a non-GAAP financial measure. See "Use of Non-GAAP Financial Information", "Consolidated Reconciliations" and "Segment Reconciliations" below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.

Use of Non-GAAP Financial Information

The Company uses the terms "adjusted operating ratio", "adjusted earnings (loss) per diluted share", and "adjusted operating income (loss)" throughout this MD&A. Adjusted operating ratio, adjusted earnings (loss) per diluted share, and adjusted operating income (loss), as defined here, are non-GAAP financial measures as defined by the SEC. Management uses adjusted operating ratio, adjusted earnings (loss) per diluted share, and adjusted operating income (loss) as supplements to the Company's GAAP results in evaluating certain aspects of its business, as discussed below.

Adjusted operating ratio is calculated as operating expenses excluding severance costs included in salaries, wages and employee benefits, restructuring, impairment and other costs (reversal), amortization of acquisition related intangibles, and transaction costs relating to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted earnings (loss) per diluted share is defined as earnings (loss) per diluted share plus the per share impact of severance costs included in salaries, wages and employee benefits, restructuring, impairment and other costs, amortization of acquisition related intangibles, and transaction costs related to acquisition, plus or minus the per share tax impact of those adjustments using a statutory income tax rate. The per share impact of each item is determined by dividing it by the weighted average diluted shares outstanding. Adjusted operating income (loss) is defined as operating income (loss) excluding severance costs included in salaries, wages and employee benefits, restructuring, impairment and other costs, amortization of acquisition related intangibles, and transaction costs related to acquisition.

The Company's chief operating decision-maker focuses on adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) as indicators of the Company's performance from period to period.

Management believes removing the impact of the above described items from the Company's operating results affords a more consistent basis for comparing results of operations. Management believes its presentation of adjusted operating ratio and adjusted earnings (loss) per diluted share is useful to investors and other users because it provides them the same information that we use internally for purposes of assessing our core operating performance.

Adjusted operating ratio and adjusted earnings (loss) per diluted share are not substitutes for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as adjusted operating ratio and adjusted earnings (loss) per diluted share. Although management believes that adjusted operating ratio and adjusted earnings (loss) per diluted share can make an evaluation of the Company's operating performance more consistent because these measures remove items that, in management's opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio and adjusted earnings (loss) per diluted share differently. As a result, it may be difficult to use adjusted operating ratio, adjusted earnings (loss) per diluted share or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck's performance.

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below.

Consolidated Reconciliations

Adjusted operating ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenue	$133,622	$135,381	$267,596	$260,394
Less: Fuel surcharge revenue	(16,901)	(16,274)	(32,341)	(31,008)
Base revenue	116,721	119,107	235,255	229,386
Operating expense	131,639	131,070	261,692	253,691
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	—	(319)	(711)
Reversal of restructuring, impairment and other costs	—	—	—	639
Amortization of acquisition related intangibles	(341)	—	(704)	—
Fuel surcharge revenue	(16,901)	(16,274)	(32,341)	(31,008)
Adjusted operating expense	$114,397	$114,796	$228,328	$222,611
Operating ratio	98.5%	96.8%	97.8%	97.4%
Adjusted operating ratio	98.0%	96.4%	97.1%	97.0%

Adjusted earnings (loss) per diluted share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Earnings (loss) per diluted share	$0.00	$0.31	$0.18	$0.44
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	—	0.04	0.09
Reversal of restructuring, impairment and other costs	—	—	—	(0.08)
Amortization of acquisition related intangibles	0.04	—	0.08	—
Income tax effect of adjustments	(0.01)	—	(0.03)	—
Adjusted earnings per diluted share	$0.03	$0.31	$0.27	$0.45

Segment Reconciliations

Trucking Segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenue	$96,069	$85,569	$190,609	$164,302
Intersegment activity	407	116	769	229
Operating revenue (before intersegment eliminations)	96,476	85,685	191,378	164,531
Less: fuel surcharge revenue (before intersegment eliminations)	(13,034)	(12,135)	(24,799)	(23,322)
Base revenue	83,442	73,550	166,579	141,209
Operating expense (before intersegment eliminations)	95,639	83,532	188,933	162,842
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	—	(319)	(484)
Reversal of restructuring, impairment and other costs	—	—	—	587
Amortization of acquisition related intangibles	(341)	—	(704)	—
Fuel surcharge revenue	(13,034)	(12,135)	(24,799)	(23,322)
Adjusted operating expense	$82,264	$71,397	$163,111	$139,623
Operating income	$837	$2,153	$2,445	$1,689
Adjusted operating income	$1,178	$2,153	$3,468	$1,586
Operating ratio	99.1%	97.5%	98.7%	99.0%
Adjusted operating ratio	98.6%	97.1%	97.9%	98.9%

USAT Logistics Segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenue	$37,553	$49,812	$76,987	$96,092
Intersegment activity	2,022	804	4,038	1,299
Operating revenue (before intersegment eliminations)	39,575	50,616	81,025	97,391
Less: fuel surcharge revenue (before intersegment eliminations)	(4,087)	(4,208)	(7,929)	(7,803)
Base revenue	35,488	46,408	73,096	89,588
Operating expense (before intersegment eliminations)	38,429	48,458	77,566	92,377
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	—	—	(227)
Reversal of restructuring, impairment and other costs	—	—	—	52
Fuel surcharge revenue	(4,087)	(4,208)	(7,929)	(7,803)
Adjusted operating expense	$34,342	$44,250	$69,637	$84,399
Operating income	$1,146	$2,158	$3,459	$5,014
Adjusted operating income	$1,146	$2,158	$3,459	$5,189
Operating ratio	97.1%	95.7%	95.7%	94.9%
Adjusted operating ratio	96.8%	95.3%	95.3%	94.2%

Key Operating Statistics by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Trucking:	(in thousands)
Operating revenue (before intersegment eliminations)	$96,476	$85,685	$191,378	$164,531
Operating income (1)	$837	$2,153	$2,445	$1,689
Adjusted operating income (2)	1,178	2,153	$3,468	$1,586
Operating ratio (3)	99.1%	97.5%	98.7%	99.0%
Adjusted operating ratio (4)	98.6%	97.1%	97.9%	98.9%
Total miles (5)	44,683	39,560	87,447	78,103
Deadhead percentage (6)	12.7%	13.5%	13.0%	13.1%
Base revenue per loaded mile	$2.140	$2.145	$2.191	$2.078
Average number of seated tractors	1,817	1,558	1,792	1,546
Average number of available tractors (7)	1,916	1,638	1,916	1,628
Average number of in-service tractors (8)	1,945	1,668	1,950	1,661
Loaded miles per available tractor per week	1,565	1,608	1,535	1,612
Base revenue per available tractor per week	$3,350	$3,449	$3,362	$3,350
Average loaded miles per trip	500	522	493	532

USAT Logistics:
Operating revenue (before intersegment eliminations)	$39,575	$50,616	$81,025	$97,391
Operating income (1)	$1,146	$2,158	$3,459	$5,014
Adjusted operating income (2)	$1,146	$2,158	$3,459	$5,189
Gross margin (9)	$6,532	$7,513	$14,219	$15,397
Gross margin percentage (10)	16.5%	14.8%	17.5%	15.8%
Load count	28.8	30.1	56.5	56.6

(1)Operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
(2)Adjusted operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) excluding restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits, amortization of acquisition related intangibles and transaction costs related to acquisition, net of fuel surcharge revenue(a) from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
(3)Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
(4)Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, restructuring, impairment and other costs, amortization of acquisition related intangibles, and transaction costs related to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
(5)Total miles include both loaded and empty miles.
(6)Deadhead percentage is calculated by dividing empty miles by total miles.
(7)Available tractors are all those Company tractors that are available to be dispatched, including available unseated tractors, and our independent contractor fleet.
(8)In-service tractors include all of the tractors in the Company fleet, including Company-operated tractors and independent contractors.
(9)Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).
(10)Gross margin percentage is calculated as gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue
During the three months ended June 30, 2019, Trucking operating revenue (before intersegment eliminations) increased 12.6% to $96.5 million, compared to $85.7 million for the same period in 2018. Trucking base revenue (before intersegment eliminations) increased 13.4% to $83.4 million, compared to $73.6 million for the second quarter of 2018. The increase in operating revenue was the result of a 16.6% increase in average number of seated tractors and a 12.9% increase in total miles driven as a result of the Davis Transfer acquisition during the fourth quarter of 2018, offset partially by a 0.2% decrease in base revenue per loaded mile.

During the six months ended June 30, 2019, Trucking operating revenue (before intersegment eliminations) increased 16.3% to $191.4 million, compared to $164.5 million for the same period of 2018. Trucking base revenue increased 18.0% to $166.6 million, from $141.2 million for the same period in 2018. The changes in operating revenue and base revenue resulted from a 20.7% increase in Trucking shipments, which fueled a 12.0% increase in total miles driven primarily as a result of the Davis Transfer acquisition during the fourth quarter of 2018, a 5.4% increase in base revenue per loaded mile and a 10 basis point improvement in deadhead percentage.

Trucking operating income
For the second quarter of 2019, Trucking reported operating income of $0.8 million compared to $2.2 million for the same period in 2018. This decrease was stemming from a 14.5% increase in operating expenses and a 0.2% decrease in base revenue per loaded mile, offset by the 12.6% increase in operating revenue (before intersegment eliminations) discussed above.

For the six months ended June 30, 2019, operating income increased 44.8% to $2.4 million from $1.7 million for the corresponding period in 2018. This change was primarily resulting from the 16.3% change in operating revenue driven by the increase in total miles, additional seated tractors that resulted from the acquisition of Davis Transfer during the fourth quarter of 2018, and 5.4% increase in base revenue per loaded mile.

USAT Logistics operating revenue
For the three months ended June 30, 2019, USAT Logistics operating revenue (before intersegment eliminations) decreased 21.8% to $39.6 million compared to $50.6 million for the same period in 2018. The year-over-year change in operating revenue was the result of a 18.4% decrease in revenue per load combined with a 4.2% decrease in load volume, resulting from a challenging freight environment.

For the six months ended June 30, 2019, operating revenue decreased 16.8% to $81.0 million from $97.4 million, for the corresponding period in 2018, as a result of the 16.6% decrease in revenue per load, paired with a 0.3% decrease in load volumes.

USAT Logistics operating income
USAT Logistics generated operating income of $1.1 million in the second quarter of 2019, a decrease of $1.0 million, or 46.9%, compared to $2.2 million in the second quarter of 2018. As mentioned above, the 21.8% decrease in operating revenue (before intersegment eliminations), paired with the 4.2% decrease in load volume contributed primarily to the drop in operating income.

For the six months ended June 30, 2019, operating income decreased 31.0% to $3.5 million from $5.0 million for the corresponding period in 2018. This change was the result of the 16.8% decrease in operating revenue (before intersegment eliminations) mentioned above, driven by the decrease in load volume and revenue per load, offset by a 16.0% decrease in operating expenses (before intersegment eliminations).

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2019				2018				% Change
Operating Expenses:		Operating Revenue	Adjusted Operating Ratio (1)			Operating Revenue	Adjusted Operating Ratio (1)		2019 to 2018
	$	%	%		$	%	%		%
	(in thousands)
Salaries, wages and employee benefits	$33,806	25.3%	29.0%	(1)	$31,645	23.4%	26.6%	(1)	6.8%
Fuel and fuel taxes	14,102	10.6	(2.4)	(2)	13,984	10.3	(1.9)	(2)	0.8
Depreciation and amortization	9,125	6.8	7.5	(1)	7,477	5.5	6.3		22.0
Insurance and claims	7,160	5.4	6.1		5,341	3.9	4.5		34.1
Equipment rent	2,568	1.9	2.2		2,151	1.6	1.8		19.4
Operations and maintenance	8,481	6.3	7.3		8,913	6.6	7.5		(4.8)
Purchased transportation	49,072	36.7	42.0		55,817	41.2	46.9		(12.1)
Operating taxes and licenses	1,311	1.0	1.1		1,262	0.9	1.1		3.9
Communications and utilities	719	0.5	0.6		677	0.5	0.6		6.2
Loss (gain) on disposal of assets, net	141	0.1	0.1		(395)	(0.3)	(0.3)		(135.7)
Impairment of assets held for sale	367	0.3	0.3		—	—	—		N/A
Other	4,787	3.6	4.1		4,198	3.1	3.5		14.0
Total operating expenses	$131,639	98.5%	98.0%		$131,070	96.8%	96.4%		0.4%

	Six Months Ended June 30,
	2019				2018				% Change
Operating Expenses:		Operating Revenue	Adjusted Operating Ratio (1)			Operating Revenue	Adjusted Operating Ratio (1)		2019 to 2018
	$	%	%		$	%	%		%
	(in thousands)
Salaries, wages and employee benefits	$69,896	26.1%	29.7%	(1)	$63,882	24.5%	27.5%	(1)	9.4%
Fuel and fuel taxes	27,733	10.4	(2.0)	(2)	27,463	10.5	(1.5)	(2)	1.0
Depreciation and amortization	17,943	6.7	7.3	(1)	14,657	5.6	6.4		22.4
Insurance and claims	14,440	5.4	6.1		10,943	4.2	4.8		32.0
Equipment rent	5,288	2.0	2.2		4,869	1.9	2.1		8.6
Operations and maintenance	15,754	5.9	6.7		16,874	6.5	7.4		(6.6)
Purchased transportation	97,353	36.4	41.4		104,855	40.3	45.7		(7.2)
Operating taxes and licenses	2,428	0.9	1.0		1,764	0.7	0.8		37.6
Communications and utilities	1,486	0.6	0.6		1,390	0.5	0.6		6.9
Loss (gain) on disposal of assets, net	(4)	0.0	0.0		(564)	(0.2)	(0.2)		(99.3)
Impairment of assets held for sale	367	0.1	0.2		—	—	—		N/A
Reversal of restructuring, impairment and other costs	—	—	—		(639)	(0.2)	—	(1)	(100.0)
Other	9,008	3.4	3.8		8,197	3.1	3.6		9.9
Total operating expenses	$261,692	97.8%	97.1%		$253,691	97.4%	97.0%		3.2%

(1) Adjusted operating ratio is calculated as the applicable operating expense less severance costs included in salaries, wages, and employee benefits, restructuring, impairment and other costs, amortization of acquisition related intangibles, and transactions costs related to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
(2) Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits
The increases in salaries, wages and employee benefits expense during the three and six months ended June 30, 2019 was primarily due to impact of a driver wage increase given in recent quarters paired with increased total revenue miles of 12.9% and 12.0%, respectively, and the impact of the acquisition of Davis Transfer in the fourth quarter of 2018.

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

Fuel and fuel taxes
Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company's fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers. The increases in fuel and fuel taxes for the three and six months ended June 30, 2019 is the result of the 12.9% and 12.0% increases, respectively, in total miles driven when compared to the same periods in 2018, offset by a 2.3% decrease in the price per gallon of diesel fuel. The primary reason for the increase in revenue miles was the purchase of Davis Transfer during the fourth quarter of 2018. The Company has undertaken fuel efficiency initiatives, such as installing trailer skirts, idle control, more fuel-efficient engines and implementing driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

In future periods, management anticipates the Company's net fuel expense to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, deadhead percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives. The Company expects to continue managing its idle time and truck speeds and partnering with customers to adjust fuel surcharge programs to recover a fair portion of rising fuel costs.

Depreciation and amortization and equipment rent
Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases. These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics. For the three and six months ended June 30, 2019, equipment rent expense increased 19.4% and 8.6% in terms of dollars spent, but remained relatively flat as a percentage of both operating and base revenue when compared to the second quarter of 2018.

Depreciation and amortization expense increased as a percentage of both operating and base revenue for the three and six months ended June 30, 2019, when compared to the same periods in 2018, due in part to the Davis Transfer acquisition in the fourth quarter 2018 and lower revenues as discussed previously. The Company intends to continue to focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives. Further, the acquisition costs of new revenue equipment could increase due to the inclusion of improved safety and fuel efficiency features. As a result, management expects to see an increase in depreciation and amortization expense from new tractors, and expects equipment rent to increase as the use of operating leases increases.

Insurance and claims
Insurance and claims expense consists of insurance premium and experience expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events. The primary factors affecting the Company's insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company's actuarial developments in prior-year claims, insurance premiums and self-insured amounts. For the three and six months ended June 30, 2019, insurance and claims expense increased more than 30% in each period and increased as a percentage of both operating and base revenue compared to the prior year 2018 periods. This increase was primarily related to the operations of Davis Transfer, which was acquired in the fourth quarter of 2018, and increased auto liability expenses during the quarter.

The Company expects insurance and claims expense to continue to be variable over the long-term. In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the Company's insurance and claims expense could increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.

Operations and maintenance
Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs. Operating and maintenance expenses are primarily affected by the age of the Company's fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company's maintenance facilities. The decreases in operations and maintenance expense for the three and six months ended June 30, 2019, when compared to the same period in 2018 was the result of maintenance cost savings stemming from the purchase of new revenue equipment, combined with ongoing cost saving initiatives undertaken by management.

Purchased transportation
Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties. For both the three and six months ended June 30, 2019, purchased transportation expense decreased due to a softening spot market, which leads to price concessions from third party carriers.

Loss (gain) on disposal of assets, net
During the three and six months ended June 30, 2019, loss (gain) on disposal of assets, net, changed unfavorably when compared to the gains in the same periods in 2018, primarily resulting from volatility in the used equipment market, which management believes may continue to show variability in 2019 and beyond.

Other expenses
The increases in other expenses during the three and six months ended June 30, 2019 were primarily the result of increased professional services.

Interest expense
For the three and six months ended June 30, 2019, interest expense increased primarily due to increased outstanding borrowings related to the purchase of Davis Transfer during the fall quarter of 2018 and new revenue equipment. For the six months ended June 30, 2019, the Company increased its debt outstanding on the Credit Facility by approximately $2.0 million. See Note 9 to the condensed consolidated financial statements for further discussion of the Company's Credit Facility.

Income tax expense
During the three months ended June 30, 2019 and 2018, the Company's effective tax rate was 99.5% and 24.4%, respectively. During the six months ended June 30, 2019 and 2018, the Company's effective tax rate was 33.5% and 25.7%, respectively. The Company's effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers. Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases the Company's drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations. As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate. Due to the partially non-deductible effect of per diem pay, the Company's tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure. Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company's effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company's effective tax rate can be significant. Due to the effect of the non-deductible per diem payments, the Company's tax rate will fluctuate in future periods based on fluctuations in earnings (losses) and in the number of drivers who elect to participate in the per diem program.

When the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

Additionally, during the current period the Company's tax rate was negatively affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, resulting in an increase to tax expense and the effective tax rate.

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

Fuel Availability and Cost
The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and may continue to do so. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon. Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers. Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week's applicable index. Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel. In periods of declining prices, for a short period of time the inverse is true. Overall, average diesel fuel prices per gallon, as reported by the DOE, declined 2.3% and 1.2%, respectively, for the three and six months ended June 30, 2019, compared to the same periods in 2018.

As of June 30, 2019, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity
As of June 30, 2019, the Company had total stockholders' equity of $84.0 million and total debt and lease liabilities including current maturities and insurance premium financing, of $192.7 million, resulting in a total debt, less cash, to total capitalization ratio of 69.6% compared to 66.2% as of December 31, 2018.

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

As of June 30, 2019, the Company had $26.1 million in noncancellable commitments for the acquisition of both revenue and non-revenue equipment. We anticipate funding these commitments with operating and financing cash flows or leases.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant capital investments. In the Company's Trucking segment, where capital investments are the most substantial, the primary investments are in new revenue equipment and to a lesser extent, in technology and working capital. In the Company's USAT Logistics segment, where capital investments are generally more modest, the primary investments are in technology and working capital. USA Truck's primary sources of liquidity have been funds provided by operations, borrowings under the Company's Credit Facility, sales of used revenue equipment, and finance and operating leases. Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company's sources of liquidity to be adequate to meet current and projected needs.

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

Long-term debt, financing notes and lease liabilities increased to $192.7 million, an increase of $32.2 million from $160.5 million at December 31, 2018. As of June 30, 2019, the Company had $5.4 million in letters of credit outstanding and had approximately $59.0 million available to borrow under the Credit Facility taking into account borrowing base availability. Net of cash, debt represented 69.6% of total capitalization. Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$15,754	$18,428
Net cash used in investing activities	(17,871)	(1,522)
Net cash provided by (used in) financing activities	1,326	(16,948)

Operating Activities – Net cash provided by operating activities decreased by approximately $2.7 million in the six months ended June 30, 2019, compared to the same period in 2018. This change was primarily the result of a $10.3 million increase in accounts payables paired with a $2.1 million decrease in net income, offset by a $3.3 million increase in depreciation and amortization expense, a $3.6 million increase in deferred taxes, a $2.1 million increase in inventories, and a $1.1 million increase in share-based compensation

Investing Activities – For the six months ended June 30, 2019, net cash used in investing activities was $17.9 million, compared to $1.5 million during the same period in 2018. The $16.3 million increase in cash used in investing activities was primarily attributable to a $20.9 million increase in capital expenditures for the 2019 period, offset by an increase of $4.9 million in the proceeds from the sale of property and equipment in the 2019 period compared to the 2018 period.

Financing Activities – Cash provided by financing activities was $1.3 million for the six months ended June 30, 2019, compared to $16.9 million used by financing activities during the same period in 2018. The $18.3 million change was due to the $10.5 million in proceeds from a sale leaseback transaction completed during the second quarter, increased borrowings of long-term debt of $36.2 million, offset by an increase of $28.9 million in payments on long-term debt and capital lease obligations. At June 30, 2019, the Company had borrowings of long-term debt, financing notes and lease liabilities of $192.7 million, up from $160.5 million at December 31, 2018.

Debt and Lease Obligations
See Notes 8, 9, and 10 to the condensed consolidated financial statements for further discussion of the Company's insurance financing, Credit Facility and lease obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its financial statements are prepared. Actual results could differ from those estimates, and such differences could be material. During the six months ended June 30, 2019, there were no material changes to the Company's critical accounting policies and estimates, compared to those disclosed in Item 7,

"Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences various market risks, including changes in interest rates and commodity prices. Because the Company's operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk. The Company is exposed to interest rate risk primarily from its Credit Facility. The Company's Credit Facility bears variable interest based on the type of borrowing and on the Agent's prime rate or the LIBOR plus, in each case, a certain percentage determined based on a pricing grid that is determined quarterly based on the Company's consolidated fixed charge coverage ratio. As of June 30, 2019, the Company had $87.3 million outstanding pursuant to its Credit Facility, excluding outstanding letters of credit of $5.4 million. Assuming the outstanding balance as of June 30, 2019 remained constant; a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company's interest expense over a one-year period by approximately $0.9 million.

Commodity Price Risk. The Company is subject to commodity price risk with respect to purchases of fuel. In recent years, fuel prices have fluctuated greatly. In some periods, the Company's operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries. Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases. As of June 30, 2019, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future. Accordingly, volatile fuel prices may continue to impact the Company significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company's results of operations. Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations. Based on the Company's expected fuel consumption for the remainder of 2019, a 10% increase in the average price per gallon would result in an increase of approximately $2.8 million in fuel expense before taking into account application of the Company's fuel surcharge program.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors. Management, with the participation of the Principal Executive Officer (the "PEO") and the Principal Financial Officer (the "PFO") conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the PEO and PFO have concluded that as of June 30, 2019 the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2019, other than the implementation of ASC 842 and related controls, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management has confidence in the Company's internal controls and procedures. Nevertheless, management, including the PEO and PFO, understand that the Company's disclosure procedures and controls and its internal controls cannot prevent all errors or intentional fraud. An internal controls system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, have been, or will be, detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains liability insurance to cover liabilities in excess of certain self-insured retention levels. Though management believes these claims to be immaterial to the Company's long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company's financial position or results of operations in any given reporting period.

ITEM 1A. RISK FACTORS

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present. The section entitled "Item 1A, Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, describes some of the risks and uncertainties associated with the Company's business. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operations, cash flows, projected results and future prospects.

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

3.2		Bylaws of USA Truck Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2017).
4.1
Specimen certificate evidencing shares of the common stock, $.01 par value, of USA Truck Inc. (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017).

10.1	*	Second Amendment to the USA Truck Inc 2014 Omnibus Incentive Plan (incorporated by reference to the Appendix A of the Company's Definitive Proxy Statement, filed on April 4, 2019)
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

References:
*		Management contract or compensatory plan, contract or arrangement
#		Filed herewith.
##		Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck Inc.
(Registrant)

Date:	July 30, 2019	By:	/s/ James D. Reed
(Signature) James D. Reed
President and Chief Executive Officer

Date:	July 30, 2019	By:	/s/ Jason R. Bates
(Signature) Jason R. Bates
Executive Vice President and Chief Financial Officer