Form 10-Q
period 2019-09-30
USA TRUCK INC
filed 2019-11-04
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No [X]

The number of shares outstanding of the registrant’s common stock, as of October 17, 2019, was 8,572,778.

USA TRUCK INC.

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2019 and December 31, 2018	2
	Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (unaudited) - Three and nine months ended September 30, 2019 and September 30, 2018	3
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) - Three and nine months ended September 30, 2019 and September 30, 2018	4
	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2019 and September 30, 2018	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
3.	Quantitative and Qualitative Disclosures About Market Risk	31
4.	Controls and Procedures	32
	PART II – OTHER INFORMATION
1.	Legal Proceedings	32
1A.	Risk Factors	33
2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
3.	Defaults Upon Senior Securities	33
4.	Mine Safety Disclosures	33
5.	Other Information	33
6.	Exhibits	33
	Signatures	34

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets	September 30, 2019	December 31, 2018
Current assets:	(in thousands, except share data)
Cash	$284	$989
Accounts receivable, net of allowance for doubtful accounts of $367 and $575, respectively	55,078	57,189
Other receivables	6,874	5,688
Inventories	718	722
Assets held for sale	4,357	2,611
Prepaid expenses and other current assets	4,816	7,675
Total current assets	72,127	74,874
Property and equipment:
Land and structures	32,818	32,434
Revenue equipment	295,790	280,623
Service, office and other equipment	30,130	28,094
Property and equipment, at cost	358,738	341,151
Accumulated depreciation and amortization	(116,698)	(115,766)
Property and equipment, net	242,040	225,385
Operating leases - right of use assets	12,077	—
Goodwill	5,231	4,926
Other intangibles, net	16,793	17,837
Other assets	1,662	1,003
Total assets	$349,930	$324,025
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,759	$23,482
Current portion of insurance and claims accruals	13,512	15,852
Accrued expenses	7,313	9,366
Current finance lease obligations	19,469	17,292
Current operating lease obligations	7,556	—
Long-term debt, current maturities	1,647	—
Insurance premium financing	—	4,435
Total current liabilities	73,256	70,427
Deferred gain	119	84
Long-term debt, less current maturities	87,093	85,300
Long-term finance lease obligations	68,610	53,460
Long-term operating lease obligations	4,568	—
Deferred income taxes	23,564	23,518
Insurance and claims accruals, less current portion	10,209	9,963
Total liabilities	267,419	242,752
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 11,988,480 shares, and 12,011,495 shares, respectively	120	120
Additional paid-in capital	62,585	66,433
Retained earnings	78,596	78,467
Less treasury stock, at cost (3,415,662 shares, and 3,650,060 shares, respectively)	(58,790)	(63,747)
Total stockholders’ equity	82,511	81,273
Total liabilities and stockholders’ equity	$349,930	$324,025

See accompanying notes to condensed consolidated financial statement

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND

COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Operating revenue	$130,924	$132,583	$398,520	$392,977

Operating expenses:
Salaries, wages and employee benefits	32,846	31,540	102,742	95,423
Fuel and fuel taxes	13,842	13,823	41,575	41,286
Depreciation and amortization	9,652	6,735	27,595	21,392
Insurance and claims	6,499	5,946	20,939	16,889
Equipment rent	2,427	2,916	7,715	7,785
Operations and maintenance	8,829	8,237	24,583	25,111
Purchased transportation	51,281	52,640	148,634	157,495
Operating taxes and licenses	1,218	1,136	3,646	2,900
Communications and utilities	967	674	2,453	2,064
Gain on disposal of assets, net	(696)	(901)	(700)	(1,466)
Impairment of assets held for sale	1	—	368	—
Reversal of restructuring, impairment and other costs	—	—	—	(639)
Other	4,092	4,034	13,100	12,231
Total operating expenses	130,958	126,780	392,650	380,471
Operating (loss) income	(34)	5,803	5,870	12,506

Other expenses:
Interest expense, net	1,615	811	4,951	2,462
Other, net	145	420	453	653
Total other expenses, net	1,760	1,231	5,404	3,115
(Loss) income before income taxes	(1,794)	4,572	466	9,391
Income tax (benefit) expense	(421)	1,272	337	2,512

Consolidated net (loss) income and comprehensive (loss) income	$(1,373)	$3,300	$129	$6,879

Net (loss) earnings per share:
Average shares outstanding (basic)	8,564	8,223	8,509	8,170
Basic (loss) earnings per share	$(0.16)	$0.40	$0.02	$0.84

Average shares outstanding (diluted)	8,564	8,240	8,522	8,193
Diluted (loss) earnings per share	$(0.16)	$0.40	$0.02	$0.84

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
	(in thousands)
Balance at December 31, 2018, as originally filed	12,012	120	66,433	77,664	(63,747)	80,470
Correction of error (Note 15)	—	—	—	803	—	803
Balance at December 31, 2018	12,012	120	66,433	78,467	(63,747)	81,273
Issuance of treasury stock	—	—	(4,558)	—	4,558	—
Stock-based compensation	—	—	589	—	—	589
Net share settlement related to restricted stock vesting	(5)	—	(72)	—	—	(72)
Net income	—	—	—	1,501	—	1,501
Balance at March 31, 2019	12,007	120	62,392	79,968	(59,189)	83,291
Issuance of treasury stock	—	—	(378)	—	378	—
Stock-based compensation	—	—	705	—	—	705
Forfeited restricted stock	(18)	—	—	—	—	—
Net share settlement related to restricted stock vesting	—	—	(1)	—	—	(1)
Net income	—	—	—	1	—	1
Balance at June 30, 2019	11,989	120	62,718	79,969	(58,811)	83,996
Issuance of treasury stock	—	—	(21)	—	21	—
Stock-based compensation	—	—	(107)	—	—	(107)
Net share settlement related to restricted stock vesting	(1)	—	(5)	—	—	(5)
Net loss	—	—	—	(1,373)	—	(1,373)
Balance at September 30, 2019	11,988	120	62,585	78,596	(58,790)	82,511

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
	(in thousands)
Balance at December 31, 2017	12,142	121	68,667	65,460	(67,760)	66,488
Issuance of treasury stock	—	—	(2,094)	—	2,094	—
Stock-based compensation	—	—	(136)	—	—	(136)
Forfeited restricted stock	(49)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(2)	—	(40)	—	—	(40)
Net income	—	—	—	1,035	—	1,035
Balance at March 31, 2018	12,091	121	66,397	66,495	(65,666)	67,347
Issuance of treasury stock	—	—	(894)	—	894	—
Stock-based compensation	—	—	304	—	—	304
Forfeited restricted stock	(76)	(1)	1	—	—	—
Net share settlement related to restricted stock vesting	—	—	(70)	—	—	(70)
Net income	—	—	—	2,544	—	2,544
Balance at June 30, 2018	12,015	120	65,738	69,039	(64,772)	70,125
Issuance of treasury stock	—	—	204	—	(204)	—
Stock-based compensation	—	—	437	—	—	437
Forfeited restricted stock	(3)	—	—	—	—	—
Net share settlement related to restricted stock vesting	—	—	(24)	—	—	(24)
Net income	—	—	—	3,300	—	3,300
Balance at September 30, 2018	12,012	120	66,355	72,339	(64,976)	73,838

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Operating activities:	(in thousands)
Net income	$129	$6,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,595	21,392
Deferred income tax, net	46	(1,321)
Share-based compensation	1,187	605
Gain on disposal of assets, net	(700)	(1,466)
Impairment of assets held for sale	368	—
Reversal of restructuring, impairment and other costs	—	(639)
Other	84	290
Changes in operating assets and liabilities:
Accounts and other receivables	925	(3,436)
Inventories and prepaid expenses	3,401	2,117
Accounts payable and accrued liabilities	(4,385)	3,833
Insurance and claims accruals	(1,558)	505
Other long-term assets and liabilities	(658)	171
Net cash provided by operating activities	$26,434	$28,930
Investing activities:
Acquisition of Davis Transfer Company (net of cash)	(305)	—
Capital expenditures	(25,156)	(12,787)
Proceeds from sale of property and equipment	8,771	8,776
Proceeds from operating sale leaseback	—	5,323
Net cash (used in) provided by investing activities	$(16,690)	$1,312
Financing activities:
Borrowings under long-term debt	72,125	28,210
Payments on long-term debt	(85,310)	(47,550)
Proceeds from obligation under finance lease	12,795	—
Payments on obligation under finance lease	(605)	—
Payments on finance lease obligations	(10,021)	(11,564)
Payment of debt issuance costs	(538)	—
Net change in bank drafts payable	1,183	731
Net payments for tax withholdings for vested stock-based awards	(78)	(134)
Net cash used in financing activities	$(10,449)	$(30,307)
Decrease in cash	(705)	(65)
Cash:
Beginning of period	989	71
End of period	$284	$6
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,253	$2,469
Income taxes	1,189	3,586
Supplemental disclosure of non-cash investing:
Sales of revenue equipment included in accounts receivable	$1,240	$—
Purchase of revenue equipment included in accounts payable	1,420	60

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc., and present our financial position as of September 30, 2019 and December 31, 2018 and the results of our operations, comprehensive (loss) income and cash flows for the nine months ended September 30, 2019 and 2018.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which required lessees to recognize a right-of-use ("ROU") asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  Lessor accounting under the new standard is substantially unchanged.  Additional qualitative and quantitative disclosures, including significant judgments made by management, are required.  The Company adopted the new standard beginning with the first quarter of 2019 using a modified retrospective transition approach, which included a number of practical expedients.  The effect of the adoption is reflected within the condensed consolidated financial statements (see Note 10 - Leases and Right of Use Assets).

NOTE 3 – REVENUE RECOGNITION

Revenue is measured based upon consideration specified in a contract with a customer.  The Company recognizes revenue over time, as contractual performance obligations are satisfied by transferring the benefit of the service to our customer.  The benefit is transferred to the customer as the service is provided and revenue is recognized accordingly via time-based metrics.  A corresponding contract asset of $1.2 million and $1.1 million was recorded in the September 30, 2019 and December 31, 2018 balance sheets, respectively, in the Accounts receivable, net line item.  The Company is entitled to receive payment as it satisfies performance obligations with customers.  The amount of remaining performance obligations relating to loads in process at 11:59 pm as of the end of each reporting period was deemed to be immaterial.  Our business consists of two reportable segments, Trucking and USAT Logistics (see Note 4 - Segment Reporting).

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended September 30,
	2019				2018
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total
Revenue type	(in thousands)
Freight	$80,002	$34,753	$(1,778)	$112,977	$72,924	$43,647	$(3,051)	$113,520
Fuel surcharge	12,274	3,991	(250)	16,015	12,002	4,283	(303)	15,982
Accessorial	1,311	621	—	1,932	1,875	1,206	—	3,081
Total	$93,587	$39,365	$(2,028)	$130,924	$86,801	$49,136	$(3,354)	$132,583

	Nine Months Ended September 30,
	2019				2018
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total
Revenue type	(in thousands)
Freight	$244,089	$106,081	$(6,199)	$343,971	$212,858	$129,955	$(4,462)	$338,351
Fuel surcharge	37,073	11,920	(636)	48,357	35,324	12,086	(420)	46,990
Accessorial	3,803	2,389	—	6,192	3,150	4,486	—	7,636
Total	$284,965	$120,390	$(6,835)	$398,520	$251,332	$146,527	$(4,882)	$392,977

NOTE 4 – SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics.  In determining its reportable segments, the Company’s chief operating decision maker focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

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

A summary of operating revenue by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating revenue	(in thousands)
Trucking revenue (1)	$93,587	$86,801	$284,965	$251,332
Trucking intersegment eliminations	(233)	(1,272)	(1,002)	(1,501)
Trucking operating revenue	93,354	85,529	283,963	249,831
USAT Logistics revenue	39,365	49,136	120,390	146,527
USAT Logistics intersegment eliminations	(1,795)	(2,082)	(5,833)	(3,381)
USAT Logistics operating revenue	37,570	47,054	114,557	143,146
Total operating revenue	$130,924	$132,583	$398,520	$392,977

(1)	Includes foreign revenue of $9.5 million and $10.6 million for the three months ended September 30, 2019 and 2018, respectively, and $28.5 million and $31.6 million for the nine months ended September 30, 2019 and 2018, respectively. All foreign revenue is collected in U.S. dollars.

A summary of operating (loss) income by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating (loss) income	(in thousands)
Trucking	$(278)	$2,605	$2,168	$4,294
USAT Logistics	244	3,198	3,702	8,212
Total operating (loss) income	$(34)	$5,803	$5,870	$12,506

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation and amortization	(in thousands)
Trucking	$9,435	$6,562	$26,867	$20,887
USAT Logistics	217	173	728	505
Total depreciation and amortization	$9,652	$6,735	$27,595	$21,392

NOTE 5 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the "Incentive Plan") in May 2014.  The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of September 30, 2019, 597,830 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following tables summarizes intangible assets and amortization expense as of and for the period ended September 30, 2019:

	September 30, 2019
	Amortization
	period	Gross	Accumulated	Net intangible
	(years)	Amount	Amortization	assets
	(in thousands)
Trade name	indefinite	$5,000	$—	$5,000
Non-compete agreement	2	140	54	86
Customer relationships	10	12,900	1,193	11,707
Total intangible assets		$18,040	$1,247	$16,793

Changes in carrying amount of goodwill by reportable segment is as follows:

	Trucking	USAT Logistics
	(in thousands)
Balance at December 31, 2018	$4,926	$—
Working capital adjustment	305	—
Balance at September 30, 2019	$5,231	$—

The above intangible assets have a weighted average remaining life of 108 months.  The expected remaining amortization of these assets for the next five successive years and thereafter is as follows:

(in thousands)
2019 (remaining)	$315
2020	1,346
2021	1,288
2022	1,288
2023	1,288
2024	1,288
Thereafter	4,980
Total	$11,793

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018 (2)
	(in thousands)
Salaries, wages and employee benefits	$4,494	$5,775
Federal and state tax accruals	1,406	1,898
Other (1)	1,413	1,693
Total accrued expenses	$7,313	$9,366

(1)	No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.
(2)	See Note 15 - Correction of Immaterial Errors for information regarding the revision.

NOTE 8 – INSURANCE PREMIUM FINANCING

During October 2018, the Company entered into agreements to finance approximately $4.7 million to third-party financing companies for the Company’s annual insurance premiums.  During the quarter ended September 30, 2019, this note payable was paid in full.

During October 2019, the Company entered into an agreement to finance approximately $4.5 million with a third-party financing company for a portion of the Company's annual insurance premiums.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Revolving credit agreement	$76,550	$85,300
Obligations under finance lease (Note 10)	12,190	—
	88,740	85,300
Less current maturities	(1,647)	—
Total long-term debt	$87,093	$85,300

On January 31, 2019, the Company, entered into a five year, $225.0 million senior secured revolving credit facility (the "Credit Facility") with a group of lenders and Bank of America, N.A., as agent (the "Agent") pursuant to the terms of an Amended and Restated Loan and Security Agreement.  The Credit Facility replaced the Company’s previous five year, $170.0 million senior secured revolving credit facility dated February 15, 2015.

The Credit Facility is structured as a $225.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million, exercisable in increments of at least $20.0 million.  The Credit Facility is a five year facility scheduled to terminate on January 31, 2024. Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin adjusted quarterly between 0.25% and 0.75% based on the Company’s consolidated fixed charge coverage ratio.  LIBOR loans accrue interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin adjusted quarterly between 1.25% and 1.75% based on the Company’s consolidated fixed charge coverage ratio.  The Credit Facility includes, within its $225.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swingline sub-facility (the "Swingline") in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

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

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that is triggered in the event excess availability under the Credit Facility falls below 10.0% of the lenders’ total commitments.  Also, certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20.0% of the lenders’ total commitments.

The Company had no borrowings under the Swingline as of September 30, 2019.  The average interest rate including all borrowings made under the Credit Facility as of September 30, 2019 was 3.7%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of September 30, 2019, the Company had $5.9 million in letters of credit outstanding and had approximately $54.7 million available to borrow under the Credit Facility taking into account borrowing base availability.

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

As of September 30, 2019, the Company has entered into leases with lessors who do not participate in the Credit Facility.  Currently, such leases do not contain cross-default provisions with the Credit Facility.

Revenue Equipment

In addition to the revenue equipment owned by the Company, we currently lease 1,112 tractors and 808 trailers.  Of the leased revenue equipment, 764 tractors and 759 trailers are classified as finance leases and 348 tractors and 49 trailers are classified as operating leases.  Some of these assets are leased on a month-to-month basis and the leases can be terminated without penalty.  The lease term for these types of leases is determined by the length of the underlying customer contract or based on the judgment of management.  These leases are treated as short-term as the cumulative ROU is less than 12 months over the term of the contract.  The Company uses the leased revenue equipment for the same operational purposes as its owned equipment.

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

Information Technology and Other Equipment

The Company leases information technology and other equipment, primarily servers and copiers, in the course of our operations.

Components of Lease Expense

The components of lease expense for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Operating lease costs	$2,355	$6,870
Finance lease costs:
Amortization of assets	3,903	9,553
Interest on lease liabilities	671	1,820
Total finance lease costs	4,574	11,373
Variable and short-term lease costs	71	844
Total lease costs	$7,000	$19,087

Supplemental information and balance sheet location related to leases is as follows:

Nine Months Ended
September 30, 2019
Operating leases:	(in thousands)
Operating lease right-of-use assets	$12,077

Current operating lease obligations	7,556
Long-term operating lease obligations	4,568
Total operating lease liabilities	$12,124

Finance leases:
Property and equipment, at cost	127,798
Accumulated amortization	(27,851)
Property and equipment, net	$99,947

Current finance lease obligations	19,469
Long-term finance lease obligations	68,610
$88,079

Weighted average remaining lease term:	(in months)
Operating leases	41 months
Finance leases	45 months

Weighted average discount rate:
Operating leases	4.07%
Finance leases	3.37%

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$48
Operating cash flows from finance leases	1,820
Financing cash flows from finance leases	10,021

ROU assets obtained in exchange for lease liabilities:
Operating leases	1,393
Finance leases	27,348

Maturities of lease liabilities as of September 30, 2019 are as follows:

	Finance Leases	Operating Leases
	(in thousands)
2019 (remaining)	$4,690	$1,381
2020	32,539	6,016
2021	11,777	1,680
2022	11,777	1,115
2023	22,635	789
Thereafter	12,297	1,394
Total lease payments	95,715	12,375
Less: Imputed interest	(7,636)	(251)
Total lease obligations	88,079	12,124
Less: Current obligations	(19,469)	(7,556)
Long-term lease obligations	$68,610	$4,568

OTHER COMMITMENTS

As of September 30, 2019, the Company had $29.2 million in noncancellable commitments for purchases of revenue and non-revenue equipment.  We anticipate funding these commitments with cash flows from operating and financing activities.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for this space was approximately $0.03 million and $0.1 million for the three and nine months ended September 30, 2019.  This expense is included in the "Operations and maintenance" line item in the accompanying consolidated statement of (loss) income and comprehensive (loss) income.

SALE-LEASEBACK TRANSACTIONS

In July 2019, the Company entered into a sale-leaseback transaction whereby it sold tractors for approximately $2.3 million and concurrently entered into a finance lease agreement for the sold tractors with a five year term.  Under the lease agreement, the Company paid an initial monthly payment of approximately $0.03 million.  At the end of the lease, the Company has the option to purchase the tractors.  This transaction does not qualify for sale-leaseback accounting due to the option to repurchase the tractors and is therefore treated as a financing obligation.

In April 2019, the Company entered into a sale-leaseback transaction whereby it sold tractors for approximately $10.5 million and concurrently entered into a finance lease agreement for the sold tractors with a five year term.  Under the lease agreement, the Company paid an initial monthly payment of approximately $0.1 million.  At the end of the lease, the Company has the option to purchase the tractors for the greater of fair market value or 32.5% of the original cost.  This transaction does not qualify for sale-leaseback accounting due to the option to repurchase the tractors and is therefore treated as a financing obligation.

NOTE 11 – INCOME TAXES

During the three months ended September 30, 2019 and 2018, the Company’s effective tax rate was 23.5% and 27.8%, respectively.  During the nine months ended September 30, 2019 and 2018, the Company’s effective tax rate was 72.3% and 26.7%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

Additionally, during 2019 the Company’s tax rate has been negatively affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, resulting in an increase to tax expense and the effective tax rate.

NOTE 12 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:	(in thousands, except per share amounts)
Net (loss) income	$(1,373)	$3,300	$129	$6,879
Denominator:
Denominator for basic earnings per share – weighted average shares	8,564	8,223	8,509	8,170
Effect of dilutive securities:
Employee restricted stock and incentive stock options	—	17	13	23
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	8,564	8,240	8,522	8,193
Basic (loss) earnings per share	$(0.16)	$0.40	$0.02	$0.84
Diluted (loss) earnings per share	$(0.16)	$0.40	$0.02	$0.84
Weighted average anti-dilutive employee restricted stock and incentive stock options	509	106	421	72

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

NOTE 14 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

On March 7, 2019, Johannes Hugo resigned as Senior Vice President - Trucking Operations.  Pursuant to Mr. Hugo’s resignation, the Executive Compensation Committee (the "Committee") approved a separation agreement with Mr. Hugo (the "Hugo Separation Agreement").  Pursuant to the Hugo Separation Agreement, Mr. Hugo received (i) salary continuation through April 6, 2019, (ii) vesting of 1,934 shares of restricted stock that vested on March 22, 2019, (iii) noncompete payments equal to his then-current base salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, and (iv) a prorated cash payment, if and to the extent earned, under the short term cash incentive compensation program adopted by the Committee for 2019.  In addition, the Hugo Separation Agreement contained a customary release of claims in favor of the Company.  Total costs associated with Mr. Hugo’s resignation were $0.3 million and were recorded in the "Salaries, wages and employee benefits" line item in the accompanying condensed consolidated statements of (loss) income and comprehensive (loss) income.

In March 2018, the Company announced the retirement of James Craig, the Company’s former Executive Vice President, Chief Commercial Officer, and President – USAT Logistics.  Effective March 23, 2018, in connection with Mr. Craig’s retirement, the Committee approved a separation agreement (the "Craig Separation Agreement") with the following terms: (i) salary continuation through May 31, 2018, (ii) non-compete payments equal to his current salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, (iii) a prorated cash payment under the short-term cash incentive compensation program adopted by the Committee for 2018, and (iv) accelerated vesting of 5,488 shares of time-vested restricted stock of the Company scheduled to vest on July 30, 2018 and 5,488 shares of performance-vested restricted stock of the Company scheduled to vest on July 30, 2018 depending on performance relative to USAT Logistics performance goals.  Total costs associated with Mr. Craig’s retirement were $0.7 million and were recorded in the "Salaries, wages and employee benefits" line item in the accompanying condensed consolidated statements of (loss) income and comprehensive (loss) income.  At September 30, 2019, all costs associated with the Craig Separation Agreement have been paid.

The following tables summarize the Company’s liabilities, charges, and cash payments related to executive severance agreements made during the three and nine months ended September 30, 2019 and 2018:

	Accrued				Accrued
	Balance				Balance
	December 31,	Costs			September 30,
	2018	Incurred	Payments	Expenses/Charges	2019
	(in thousands)
Severance costs included in salaries, wages and employee benefits	$247	$319	$(384)	$—	$182

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Costs incurred	(in thousands)
Trucking	$—	$—	$319	$484
USAT Logistics	—	—	—	227
Total	$—	$—	$319	$711

NOTE 15 – CORRECTION OF IMMATERIAL ERRORS

In connection with the preparation of our condensed consolidated financial statements for the three months ended March 31, 2019, we identified immaterial errors related to the recognition of certain income and expenses in the prior quarterly and annual periods.  In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," we evaluated the errors and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended March 31, 2019.  Accordingly, we have adjusted our condensed consolidated balance sheet at December 31, 2018.  The impact of the errors on the Company’s three months ended March 31, 2018 condensed consolidated statements of (loss) income and comprehensive (loss) income, consolidated statement of cash flows, and retained earnings were deemed to be immaterial and will be adjusted in conjunction with our annual report on Form 10-K for the year ended December 31, 2019.  We will also correct previously reported financial information for such immaterial errors in our future filings, as applicable.

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

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning acquisitions, or proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers and customer-facing employees,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future use of derivative financial instruments and the impact of increasing interest rates and diesel fuel costs,
●	future asset sales of non-revenue assets,
●	our intention about the payment of dividends,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of the independent contractor fleet, and
●	future income tax rates

among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," "plans," "goals," "may," "will," "would," "should," "could," "potential," "continue," "future" and similar terms and phrases. Forward-looking statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1.A, Risk Factors," in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other filings with the Securities and Exchange Commission (the "SEC").

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader more fully understand the operations and present business environment of USA Truck Inc. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto and other financial information that appears elsewhere in this report. This overview summarizes the MD&A, which includes the following sections:

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

The USAT Logistics segment is non-asset based and is dependent upon skilled employees, information systems and third-party capacity providers.  The largest expense related to the USAT Logistics segment is purchased transportation expense.  Other operating expenses consist primarily of salaries, wages and employee benefits.  The Company evaluates the financial performance of the USAT Logistics segment by reviewing gross margin (USAT Logistics operating revenue less USAT Logistics purchased transportation expense) and the gross margin percentage (USAT Logistics operating revenue less USAT Logistics purchased transportation expense expressed as a percentage of USAT Logistics operating revenue).  The gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity. USAT Logistics often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins.

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

Results of Operations

The following table sets forth the condensed consolidated statements of (loss) income  and comprehensive (loss) income in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30,
	2019			2018
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%
	(in thousands)
Base revenue	$114,909	87.8		$116,601	87.9		(1.5)%
Fuel surcharge revenue	16,015	12.2		15,982	12.1		0.2
Operating revenue	130,924	100.0		132,583	100.0		(1.3)

Operating expenses	130,958	100.0	99.7	126,780	95.6	95.0	3.3
Operating (loss) income	(34)	(0.0)		5,803	4.4		(100.6)

Other expenses:
Interest expense	1,615	1.2		811	0.6		99.1
Other, net	145	0.1		420	0.3		(65.5)
Total other expenses, net	1,760	1.3		1,231	0.9		43.0
(Loss) income before income taxes	(1,794)	(1.4)		4,572	3.4		(139.2)
Income tax (benefit) expense	(421)	(0.3)		1,272	1.0		(133.1)

Consolidated net (loss) income	$(1,373)	(1.0)		$3,300	2.5		(141.6)%

	Nine Months Ended September 30,
	2019			2018
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%
	(in thousands)
Base revenue	$350,163	87.9		$345,987	88.0		1.2%
Fuel surcharge revenue	48,357	12.1		46,990	12.0		2.9
Operating revenue	398,520	100.0		392,977	100.0		1.4

Operating expenses	392,650	98.5	97.9	380,471	96.8	96.4	3.2
Operating income	5,870	1.5		12,506	3.2		(53.1)

Other expenses:
Interest expense	4,951	1.3		2,462	0.6		101.1
Other, net	453	0.1		653	0.2		(30.6)
Total other expenses, net	5,404	1.4		3,115	0.8		73.5
Income before income taxes	466	0.1		9,391	2.4		(95.0)
Income tax expense	337	0.1		2,512	0.6		(86.6)

Consolidated net income	$129	0.0		$6,879	1.8		(98.1)%

(1)	Adjusted operating ratio is calculated as operating expenses excluding severance costs included in salaries, wages and employee benefits, restructuring, impairment and other costs (reversal), amortization of acquisition related intangibles, and transaction costs related to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted operating ratio is a non-GAAP financial measure. See "Use of Non-GAAP Financial Information", "Consolidated Reconciliations" and "Segment Reconciliations" below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.

Use of Non-GAAP Financial Information

The Company uses the terms "adjusted operating ratio", "adjusted earnings (loss) per diluted share", and "adjusted operating income (loss)" throughout this MD&A.  Adjusted operating ratio, adjusted earnings (loss) per diluted share, and adjusted operating income (loss), as defined here, are non-GAAP financial measures as defined by the SEC.  Management uses adjusted operating ratio, adjusted earnings (loss) per diluted share, and adjusted operating income (loss) as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as discussed below.

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

The Company’s chief operating decision-maker focuses on adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) as indicators of the Company’s performance from period to period.

Management believes removing the impact of the above described items from the Company’s operating results affords a more consistent basis for comparing results of operations.  Management believes its presentation of adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) is useful to investors and other users because it provides them the same information that we use internally for purposes of assessing our core operating performance.

Adjusted operating ratio and adjusted earnings (loss) per diluted share are not substitutes for operating margin or any other measure derived solely from GAAP measures.  There are limitations to using non-GAAP measures such as adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss).  Although management believes that adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) differently.  As a result, it may be difficult to use adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below.

Consolidated Reconciliations

Adjusted operating ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenue	$130,924	$132,583	$398,520	$392,977
Less: Fuel surcharge revenue	(16,015)	(15,982)	(48,357)	(46,990)
Base revenue	114,909	116,601	350,163	345,987
Operating expense	130,958	126,780	392,650	380,471
Adjusted for:
Severance costs included in salaries, wages, and employee benefits	—	—	(319)	(711)
Reversal of restructuring, impairment and other costs	—	—	—	639
Amortization of acquisition related intangibles	(340)	—	(1,043)	—
Fuel surcharge revenue	(16,015)	(15,982)	(48,357)	(46,990)
Adjusted operating expense	$114,603	$110,798	$342,931	$333,409
Operating (loss) income	$(34)	$5,803	$5,870	$12,506
Adjusted operating income	$306	$5,803	$7,232	$12,578
Operating ratio	100.0%	95.6%	98.5%	96.8%
Adjusted operating ratio	99.7%	95.0%	97.9%	96.4%

Adjusted earnings (loss) per diluted share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

(Loss) earnings per diluted share	$(0.16)	$0.40	$0.02	$0.84
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	—	0.04	0.09
Reversal of restructuring, impairment and other costs	—	—	—	(0.08)
Amortization of acquisition related intangibles	0.04	—	0.12	—
Transaction costs related to acquisition	—	0.04	—	0.04
Income tax effect of adjustments	(0.01)	(0.01)	(0.04)	(0.01)
Adjusted (loss) earnings per diluted share	$(0.13)	$0.43	$0.14	$0.88

Segment Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trucking Segment	2019	2018	2019	2018
	(in thousands)
Operating revenue	$93,354	$85,529	$283,963	$249,831
Intersegment activity	233	1,272	1,002	1,501
Operating revenue (before intersegment eliminations)	93,587	86,801	284,965	251,332
Less: fuel surcharge revenue (before intersegment eliminations)	(12,274)	(12,002)	(37,073)	(35,324)
Base revenue	$81,313	$74,799	$247,892	$216,008
Operating expense (before intersegment eliminations)	$93,865	$84,196	$282,797	$247,038
Adjusted for:
Severance costs included in salaries, wages, and employee benefits	—	—	(319)	(484)
Reversal of restructuring, impairment and other costs	—	—	—	587
Amortization of acquisition related intangibles	(340)	—	(1,043)	—
Fuel surcharge revenue	(12,274)	(12,002)	(37,073)	(35,324)
Adjusted operating expense	$81,251	$72,194	$244,362	$211,817
Operating (loss) income	$(278)	$2,605	$2,168	$4,294
Adjusted operating income	$62	$2,605	$3,530	$4,191
Operating ratio	100.3%	97.0%	99.2%	98.3%
Adjusted operating ratio	99.9%	96.5%	98.6%	98.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
USAT Logistics Segment	2019	2018	2019	2018
	(in thousands)
Operating revenue	$37,570	$47,054	$114,557	$143,146
Intersegment activity	1,795	2,082	5,833	3,381
Operating revenue (before intersegment eliminations)	39,365	49,136	120,390	146,527
Less: fuel surcharge revenue (before intersegment eliminations)	(3,991)	(4,283)	(11,920)	(12,086)
Base revenue	$35,374	$44,853	$108,470	$134,441
Operating expense (before intersegment eliminations)	$39,121	$45,938	$116,688	$138,315
Adjusted for:
Severance costs included in salaries, wages, and employee benefits	—	—	—	(227)
Reversal of restructuring, impairment and other costs	—	—	—	52
Fuel surcharge revenue	(3,991)	(4,283)	(11,920)	(12,086)
Adjusted operating expense	$35,130	$41,655	$104,768	$126,054
Operating income	$244	$3,198	$3,702	$8,212
Adjusted operating income	$244	$3,198	$3,702	$8,387
Operating ratio	99.4%	93.5%	96.9%	94.4%
Adjusted operating ratio	99.3%	92.9%	96.6%	93.8%

Key Operating Statistics by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Trucking:	(in thousands)
Operating revenue (before intersegment eliminations) (in thousands)	$93,587	$86,801	$284,965	$251,332
Operating (loss) income (1) (in thousands)	$(278)	$2,605	$2,168	$4,294
Adjusted operating income (2) (in thousands)	$62	$2,605	$3,530	$4,191
Operating ratio (3)	100.3%	97.0%	99.2%	98.3%
Adjusted operating ratio (4)	99.9%	96.5%	98.6%	98.0%
Total miles (5) (in thousands)	44,850	38,171	132,297	116,274
Deadhead percentage (6)	13.5%	13.8%	13.2%	13.3%
Base revenue per loaded mile	$2.097	$2.237	$2.159	$2.130
Average number of seated tractors	1,862	1,534	1,815	1,542
Average number of available tractors (7)	1,991	1,641	1,941	1,633
Average number of in-service tractors (8)	2,020	1,672	1,973	1,664
Loaded miles per available tractor per week	1,498	1,526	1,517	1,583
Base revenue per available tractor per week	$3,142	$3,415	$3,275	$3,370
Average loaded miles per trip	488	516	491	526

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$39,365	$49,136	$120,390	$146,527
Operating income (1) (in thousands)	$244	$3,198	$3,702	$8,212
Adjusted operating income (2) (in thousands)	$244	$3,198	$3,702	$8,387
Gross margin (9) (in thousands)	$4,822	$8,338	$19,041	$23,735
Gross margin percentage (10)	12.2%	17.0%	15.8%	16.2%
Load count (in thousands)	30.9	28.6	87.4	85.2

(1)	Operating (loss) income is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
(2)	Adjusted operating income is calculated by deducting operating expenses (before intersegment eliminations) excluding restructuring, impairment and other costs, severance costs included in salaries, wages and employee benefits, amortization of acquisition related intangibles and transaction costs related to acquisition, net of fuel surcharge revenue from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
(3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
(4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, restructuring, impairment and other costs, amortization of acquisition related intangibles, and transaction costs related to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
(5)	Total miles include both loaded and empty miles.
(6)	Deadhead percentage is calculated by dividing empty miles by total miles.
(7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
(8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
(9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).
(10)	Gross margin percentage is calculated as gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended September 30, 2019, Trucking operating revenue (before intersegment eliminations) increased 7.8% to $93.6 million, compared to $86.8 million for the same period in 2018.  Trucking base revenue  (before intersegment eliminations) increased 8.7% to $81.3 million, compared to $74.8 million for the third quarter of 2018.  The increase in operating revenue was the result of a 21.4% increase in average number of seated tractors and a 17.5% increase in total miles driven as a result of the Davis Transfer acquisition during the fourth quarter of 2018, offset partially by a 6.3% decrease in base revenue per loaded mile.

During the nine months ended September 30, 2019, Trucking operating revenue (before intersegment eliminations) increased 13.4% to $285.0 million, compared to $251.3 million for the same period of 2018.  Trucking base revenue increased 14.8% to $247.9 million, from $216.0 million for the same period in 2018.  The changes in operating revenue and base revenue resulted from a 22.0% increase in Trucking shipments, which fueled a 13.8% increase in total miles driven primarily as a result of the Davis Transfer acquisition during the fourth quarter of 2018, a 1.4% increase in base revenue per loaded mile and a 10 basis point improvement in deadhead percentage.

Trucking operating (loss) income

For the third quarter of 2019, Trucking reported an operating loss of ($0.3) million compared to 2.6 million for the same period in 2018.  This decrease was stemming from a 11.5% increase in operating expenses (before intersegment eliminations) and a 6.3% decrease in base revenue per loaded mile, offset by the 7.8% increase in operating revenue (before intersegment eliminations) discussed above.

For the nine months ended September 30, 2019, operating income decreased 49.5% to $2.2 million from $4.3 million for the corresponding period in 2018.  This change was primarily resulting from the 13.4% change in operating revenue driven by the increase in total miles, additional seated tractors that resulted from the acquisition of Davis Transfer during the fourth quarter of 2018, and 1.4% increase in base revenue per loaded mile.

USAT Logistics operating revenue

For the three months ended September 30, 2019, USAT Logistics operating revenue (before intersegment eliminations) decreased 19.9% to $39.4 million compared to $49.1 million for the same period in 2018.  The year-over-year change in operating revenue was the result of a 25.8% decrease in revenue per load, offset by an 8.0% increase in load volume.

For the nine months ended September 30, 2019, operating revenue decreased 17.8% to $120.4 million from $146.5 million, for the corresponding period in 2018, as a result of the 19.8% decrease in revenue per load, offset by a 2.5% increase in load volume.

USAT Logistics operating income

USAT Logistics generated operating income of $0.2 million in the third quarter of 2019, a decrease of $3.0 million, or 92.4%, compared to $3.2 million in the third quarter of 2018.  As mentioned above, the 19.9% decrease in operating revenue (before intersegment eliminations) offset by the 8.0% increase in load volume contributed primarily to the drop in operating income.

For the nine months ended September 30, 2019, operating income decreased 54.9% to $3.7 million from $8.2 million for the corresponding period in 2018.  This change was the result of the 17.8% decrease in operating revenue (before intersegment eliminations) mentioned above, driven by the decreased revenue per load partially offset by the increased load count and a 15.6% decrease in operating expenses (before intersegment eliminations).

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30,
	2019				2018				% change
			Adjusted				Adjusted
		Operating	Operating			Operating	Operating		2019 to
		Revenue	Ratio (1)			Revenue	Ratio (1)		2018
	$	%	%		$	%	%		%
Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$32,846	25.1%	28.6%		$31,540	23.8%	27.0%		4.1%
Fuel and fuel taxes	13,842	10.6	(1.9)	(1)(2)	13,823	10.4	(1.9)	(1)(2)	0.1
Depreciation and amortization	9,652	7.4	8.1	(1)	6,735	5.1	5.8		43.3
Insurance and claims	6,499	5.0	5.7		5,946	4.5	5.1		9.3
Equipment rent	2,427	1.8	2.1		2,916	2.2	2.5		(16.8)
Operations and maintenance	8,829	6.7	7.6		8,237	6.2	7.1		7.2
Purchased transportation	51,281	39.2	44.6		52,640	39.7	45.1		(2.6)
Operating taxes and licenses	1,218	0.9	1.1		1,136	0.9	1.0		7.2
Communications and utilities	967	0.7	0.8		674	0.5	0.6		43.5
Gain on disposal of assets, net	(696)	(0.5)	(0.6)		(901)	(0.7)	(0.8)		(22.8)
Impairment of assets held for sale	1	0.0	0.0		—	—	—		N/A
Other	4,092	3.1	3.6		4,034	3.0	3.5		1.4
Total operating expenses	$130,958	100.0%	99.7%		$126,780	95.6%	95.0%		3.3%

	Nine Months Ended September 30,
	2019				2018				% change
			Adjusted				Adjusted
		Operating	Operating			Operating	Operating		2019 to
		Revenue	Ratio (1)			Revenue	Ratio (1)		2018
	$	%	%		$	%	%		%
Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$102,742	25.8%	29.3	% (1)	$95,423	24.3%	27.4	% (1)	7.7%
Fuel and fuel taxes	41,575	10.4	(1.9)	(1)(2)	41,286	10.5	(1.6)	(1)(2)	0.7
Depreciation and amortization	27,595	6.9	7.6	(1)	21,392	5.4	6.2		29.0
Insurance and claims	20,939	5.3	6.0		16,889	4.3	4.9		24.0
Equipment rent	7,715	1.9	2.2		7,785	2.0	2.3		(0.9)
Operations and maintenance	24,583	6.2	7.0		25,111	6.4	7.3		(2.1)
Purchased transportation	148,634	37.3	42.4		157,495	40.1	45.5		(5.6)
Operating taxes and licenses	3,646	0.9	1.0		2,900	0.7	0.8		25.7
Communications and utilities	2,453	0.6	0.7		2,064	0.5	0.6		18.8
Gain on disposal of assets, net	(700)	(0.2)	(0.2)		(1,466)	(0.4)	(0.4)		(52.3)
Impairment of assets held for sale	368	0.1	0.1		—	—	—		N/A
Reversal of restructuring, impairment and other costs	—	—	—		(639)	(0.2)	—	(1)	(100.0)
Other	13,100	3.3	3.7		12,231	3.1	3.5		7.1
Total operating expenses	$392,650	98.5%	97.9%		$380,471	96.8%	96.4%		3.2%

(1)	Adjusted operating ratio is calculated as the applicable operating expense excluding severance costs included in salaries, wages, and employee benefits, restructuring, impairment and other costs, amortization of acquisition related intangibles, and transaction costs related to acquisition, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
(2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits

The increases in salaries, wages and employee benefits expense during the three and nine months ended September 30, 2019 was primarily due to impact of a driver wage increase given in recent quarters paired with increased total revenue miles of 17.5% and 13.8%, respectively, and the impact of the acquisition of Davis Transfer in the fourth quarter of 2018.

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

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers.  The slight increases in fuel and fuel taxes for the three and nine months ended September 30, 2019 is the result of the 17.5% and 13.8% increases, respectively, in total miles driven when compared to the same periods in 2018, paired with decreases in both quarter and year to date periods in the price per gallon of diesel fuel.  The primary reason for the increase in revenue miles was the purchase of Davis Transfer during the fourth quarter of 2018.  The Company has undertaken fuel efficiency initiatives, such as installing trailer skirts, idle control, more fuel-efficient engines and implementing driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers and amortization of those financed with finance leases.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  For the three months ended September 30, 2019, equipment rent expense decreased 16.8%, and remained flat for the nine months ended September 30, 2019, compared to the 2018 period.

Depreciation and amortization expense increased as a percentage of both operating and base revenue for the three and nine months ended September 30, 2019, when compared to the same periods in 2018, due in part to the Davis Transfer acquisition in the fourth quarter 2018 and lower revenues as discussed previously.  The current quarter was negatively affected by additional depreciation on certain revenue equipment as a result of the deterioration in pricing in the used equipment market.  The Company intends to continue it’s focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives.  Further, the acquisition costs of new revenue equipment could increase due to the inclusion of improved safety and fuel efficiency features.  As a result, management expects to see an increase in depreciation and amortization expense from new tractors, and expects equipment rent to increase as the use of operating leases increase.

Insurance and claims

Insurance and claims expense consists of insurance premium and experience expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial developments in prior-year claims, insurance premiums and self-insured amounts.  For the three and nine months ended September 30, 2019, insurance and claims expense increased in dollars spent by 9.3% and 24.0%, respectively, and increased as a percentage of both operating and base revenue compared to the prior year periods.  These increases were due in part to the operations of Davis Transfer, which was acquired in the fourth quarter of 2018, and to the increased auto liability expenses during the quarter.

The Company expects insurance and claims expense to continue to be variable over the long-term.  In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the Company experienced a significant rate increase in its most recent renewal, which was effective October 1, 2019.  If the Company continues to experience rate increases, it could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company’s fleet of tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  Operations and maintenance expense increased for the three months ended September 30, 2019, when compared to the same period in 2018 due to increased costs of maintaining our fleet.  For the nine months ended September 30, 2019, operations and maintenance expense decreased in dollars spent and as a percentage of both operating and base revenue as a result of maintenance cost savings stemming from the purchase of new revenue equipment and from efforts to decrease our dependence on outside repairs in more high volume locations.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For both the three and nine months ended September 30, 2019, purchased transportation expense decreased due to a softening spot market.

Gain on disposal of assets, net

During the three and nine months ended September 30, 2019, gain on disposal of assets, net, decreased when compared to the same periods in 2018, primarily resulting from continued fluctuations in the used equipment market.  Management believes this variability may continue through the remainder of 2019 and beyond.

Other expenses

The decrease in other expenses for the three months ended September 30, 2019 was due to cost-savings efforts undertaken by management and decreased recruiting and relocation costs.  For the nine months ended September 30, 2019 other expenses increased compared to the 2018 period, as a result of increased professional services.

Interest expense

For the three and nine months ended September 30, 2019, interest expense increased primarily due to increased outstanding borrowings related to the purchase of Davis Transfer during the fourth quarter of 2018, as well as the purchase of new revenue equipment.  See Note 9 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax (benefit) expense

During the three months ended September 30, 2019 and 2018, the Company’s effective tax rate was 23.5% and 27.8%, respectively.  During the nine months ended September 30, 2019 and 2018, the Company’s effective tax rate was 72.3% and 26.7%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.  Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings (losses) and in the number of drivers who elect to participate in the per diem program.

When the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

Additionally, during 2019 the Company’s tax rate has been negatively affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, resulting in an increase to tax expense and the effective tax rate.

Seasonality

In the trucking industry, revenue typically follows a seasonal pattern for various commodities and customer businesses.  While peak freight demand has historically occurred in the months of September, October and November, no assurance can be provided that our current year experience will reflect this.  After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels.  Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter driving conditions.  Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts.  The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for the Company than for its competitors.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected our profitability and may continue to do so.  The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the

DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, for the three and nine months ended September 30, 2019, average diesel fuel prices per gallon as reported by the DOE, decreased 6.7% and 3.1%, respectively, compared to the same periods in 2018.

As of September 30, 2019, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of September 30, 2019, the Company had total stockholders’ equity of $82.5 million and total debt and lease liabilities of $188.9 million, resulting in a total debt, less cash, to total capitalization ratio of 69.6% compared to 66.2% as of December 31, 2018.

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

As of September 30, 2019, the Company had $29.2 million in noncancellable commitments for the acquisition of both revenue and non-revenue equipment.  We anticipate funding these commitments with operating and financing cash flows or leases.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant capital investments.  In the Company’s Trucking segment, where capital investments are the most substantial, the primary investments are in new revenue equipment and to a lesser extent, in technology and working capital.  In the Company’s USAT Logistics segment, where capital investments are generally more modest, the primary investments are in technology and working capital.  USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, and finance and operating leases.  Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that is triggered in the event excess availability under the Credit Facility falls below 10.0% of the lenders’ total commitments.  Also, certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20.0% of the lenders’ total commitments.

Long-term debt, financing notes and lease liabilities was $188.9 million at September 30, 2019, an increase of $28.5 million from $160.5 million at December 31, 2018.  As of September 30, 2019, the Company had $5.9 million in letters of credit outstanding and had approximately $54.7 million available to borrow under the Credit Facility taking into account borrowing base availability.  Net of cash, debt represented 69.6% of total capitalization.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$26,434	$28,930
Net cash (used in) provided by investing activities	(16,690)	1,312
Net cash used in financing activities	(10,449)	(30,307)

Operating Activities – For the nine months ended September 30, 2019, net cash provided by operating activities was $26.4 million, a decrease of approximately $2.5 million compared to the same period in 2018.  This change was primarily the result of a $6.8 million decrease in net income, a $8.2 million increase in accounts payables, a $0.8 million decrease in gain on disposal of assets, net, and a $1.3 million decrease in inventories, offset by a $6.2 million increase in depreciation and amortization expense, a $4.4 million increase in receivables, a $2.1 million increase in insurance and claims accruals, a $1.4 million increase in deferred taxes, and a $0.6 million increase in share-based compensation.

Investing Activities – For the nine months ended September 30, 2019, net cash used in investing activities was $16.7 million, compared to $1.3 million provided by investing activities during the same period in 2018.  The $18.0 million increase in cash used in investing activities was primarily attributable to a $12.4 million increase in capital expenditures for the 2019 period and a decrease of $5.3 million resulting from proceeds of an operating sale leaseback undertaken in the 2018 period.

Financing Activities – Cash used in financing activities was $10.4 million for the nine months ended September 30, 2019, compared to $30.3 million used by financing activities during the same period in 2018.  The $19.9 million change was due to the $12.8 million in proceeds from sale leaseback transactions completed in 2019, increased borrowings of long-term debt of $43.9 million, offset by an increase of $37.8 million in payments on long-term debt.  At September 30, 2019, the Company had borrowings of long-term debt, financing notes and lease liabilities of $188.9 million, up from $160.5 million at December 31, 2018.

Debt and Lease Obligations

See Notes 8, 9, and 10 to the condensed consolidated financial statements for further discussion of the Company’s insurance financing, Credit Facility and lease obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its financial statements are prepared. Actual results could differ from those estimates, and such differences could be material.  During the nine months ended September 30, 2019, there were no material changes to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences various market risks, including changes in interest rates and commodity prices.  Because the Company’s operations are largely confined to the U.S., the Company is not subject to a material amount of foreign currency risk.

Interest Rate Risk.  The Company is exposed to interest rate risk primarily from its Credit Facility.  The Company’s Credit Facility bears variable interest based on the type of borrowing and on the Agent’s prime rate or the LIBOR plus, in each case, a certain percentage determined based on a pricing grid that is determined quarterly based on the Company’s consolidated fixed charge coverage ratio.  As of September 30, 2019, the Company had $76.6 million outstanding pursuant to its Credit Facility, excluding outstanding letters of credit of $5.9 million.  Assuming the outstanding balance as of September 30, 2019 remained constant; a hypothetical one-percentage point increase in interest rates applicable to its Credit Facility would increase the Company’s interest expense over a one-year period by approximately $0.8 million.

Commodity Price Risk.  The Company is subject to commodity price risk with respect to purchases of fuel.  In recent years, fuel prices have fluctuated greatly.  In some periods, the Company’s operating performance was adversely affected because it was not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharge revenue recoveries.  Management cannot predict how fuel price levels will continue to fluctuate in the future or the extent to which fuel surcharge revenue recoveries could be collected to offset any increases.  As of September 30, 2019, the Company did not have any derivative financial instruments to reduce its exposure to fuel price fluctuations, but may use such instruments in the future.  Accordingly, volatile fuel prices may continue to impact the Company significantly.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect the Company’s results of operations.  Further, higher fuel costs could contribute to driver shortages in the trucking industry generally by forcing independent contractors to cease operations.  Based on the Company’s expected fuel consumption for the remainder of 2019, a 10% increase in the average price per gallon would result in an increase of approximately $1.4 million in fuel expense before taking into account application of the Company’s fuel surcharge program.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the "PEO") and the Principal Financial Officer (the "PFO") conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the PEO and PFO have concluded that as of September 30, 2019 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present.  The section entitled "Item 1A, Risk Factors," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, describes some of the risks and uncertainties associated with the Company’s business.  These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

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

31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		[XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.]
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover page Interactive Data File formatted as Inline XBRL (contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck Inc.
(Registrant)

Date:	November 4, 2019	By:	/s/ James D. Reed
(Signature)
James D. Reed
President and Chief Executive Officer

Date:	November 4, 2019	By:	/s/ Jason R. Bates
(Signature)
Jason R. Bates
Executive Vice President and Chief Financial Officer