Form 10-K
period 2019-12-31
USA TRUCK INC
filed 2020-02-19
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

1-35740

(Commission file number)

USA Truck Inc.

(Exact name of registrant as specified in its charter)

Delaware	71-0556971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Industrial Park Road
Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

(479) 471-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	USAK	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers, directors, and affiliated holders of more than 10% of the Registrant’s outstanding common stock are “affiliates” of the Registrant) as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $81,244,809 (based on the closing sale price of the Registrant’s common stock on that date as reported by Nasdaq).

As of February 10, 2020,   8,547,950 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

USA TRUCK INC.

Part I.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2019 (this “Form 10-K”) contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, costs or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Form 10-K, statements relating to:

●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers and customer-facing employees,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future effects of restructuring actions,
●	future deployment of technology, including front and inside-facing event recorders,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,

●	future USAT Logistics growth and profitability,
●	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
●	future asset sales of non-revenue assets,
●	future impact of regulations, including enforcement of the ELD mandate,
●	future use of derivative financial instruments,
●	our strategy,
●	our intention about the payment of dividends,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	future equipment market,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of our independent contractor fleet, and
●	future income tax rates

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

References to the “Company,” “we,” “us,” “our,” and words of similar import refer to USA Truck Inc., and its subsidiaries.

ITEM 1.          BUSINESS

General

USA Truck is one of North America’s top 25 truckload carriers when measured by operating revenue, as determined by Transport Topics’ most recent annual ranking.  In 2019, the Company generated $522.6 million in consolidated operating revenue.  As of December 31, 2019, the Company’s fleet consisted of 1,990 tractors, which included 421 independent contractor tractors, and 6,212 trailers.

The Company has two reportable segments: (i) Trucking, consisting of the Company’s truckload and dedicated freight service offerings, and (ii) USAT Logistics, consisting of the Company’s freight brokerage and rail intermodal service offerings.  The Company’s Trucking segment transports customer freight over irregular routes utilizing equipment owned or leased by either the Company or independent contractors as a medium-haul common carrier.  Our dedicated freight services provide similar freight transport services, but do so pursuant to agreements whereby the Company makes equipment available to a specific customer for shipments over particular routes at specified times, typically over a multi-year period.  USAT Logistics provides freight brokerage, logistics, and intermodal rail service to its customers by utilizing third party capacity.

As of December 31, 2019, our corporate structure included USA Truck Inc., and its wholly owned subsidiaries:  International Freight Services, Inc. (“IFS”), a Delaware corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation, Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation, and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  Collectively, B & G, DTC, and DTL comprise “Davis Transfer Company”.

Operations

USA Truck is headquartered in Van Buren, Arkansas.  The Company transports freight throughout the contiguous United States, into and out of portions of Canada, and into and out of Mexico by offering through-trailer service from our terminal in Laredo, Texas.  During 2019 and 2018, the Company generated approximately 7% and 8%, respectively, of the Company’s operating revenues in Mexico and Canada.  All Company-owned tractors are domiciled in the United States.  The Company does not separately track domestic and foreign long-lived assets, as substantially all of the Company’s long-lived assets are located within the United States.

The Company’s Trucking segment operations are supported primarily by driver managers, load planners and customer service representatives.  Driver managers lead teams of professional drivers and are the primary Company contact for each of our driver team members.  Load planners assign loads to available tractors in a manner intended to maximize profit and minimize costs.  Customer service representatives work to fulfill shippers’ needs, solicit freight, and ensure on-time delivery by monitoring load movement.  These teams monitor the location of equipment and direct its movement in a safe, efficient and practicable manner.  The Company strives to operate a safe and productive fleet while providing superior customer service.

The USAT Logistics segment has a network of regional sales offices located throughout the continental United States.  We believe that regionalization allows greater market insight and strengthens relationships with customers and carriers alike while capitalizing on the skills and local market insight of the leaders managing these centers.  The specific locations of branch offices are selected for the availability of talent in those markets.  At December 31, 2019, USAT Logistics employed approximately 95 people, most of which interact directly with customers and carriers, matching customers’ freight needs with available third-party capacity in the marketplace.

The Company has a diversified freight and customer base, and focuses marketing efforts on customers who have consistent shipping needs within the eastern half of the United States, which is the predominant operating area for our Trucking operations.  USAT Logistics offers services nationwide, and the cross-marketing of service offerings permits us to strategically position available equipment while providing a full array of supply chain transportation solutions to our customers.  USA Truck team members have cultivated a thorough understanding of the needs of shippers in key industries, which the Company believes helps with the development of long-term, service-oriented relationships with its customers.

While the Company prefers direct relationships with customers, some high volume shippers require their carriers to conduct business with designated third party logistics providers.  Obtaining shipments through these providers is a significant opportunity that allows the Company to provide services for high-volume shippers to which it might not otherwise have access.  During 2019, one customer accounted for more than 10% of the Company’s consolidated operating revenues.  USAT Logistics was also dependent upon a single customer for more than 10% of its operating revenue.  The Company’s largest 10 customers comprised approximately 47% of the Company’s consolidated operating revenue.  Overall in 2019, the Company provided services to more than 800 customers across all USA Truck service offerings.

Receivables collection during 2019 averaged approximately 35 days from the invoice date, compared to an average of approximately 38 days during 2018.  Factors contributing to the improvement in days to collection in 2019 were the result of coordination with customers to expedite their payment processes, where applicable, and more efficient and expedient invoicing and collections efforts by our accounts receivable team.

Revenue Equipment

Model Year:	Tractors (1)	Trailers (2)
2020	353	300
2019	394	35
2018	109	404
2017	359	900
2016	320	1,502
2015	—	503
2014	28	482
2013	3	660
2012	3	484
2011	—	65
2010	—	357
2009	—	110
2008 and earlier	—	410
Total	1,569	6,212
1)	Includes 273 tractors under operating leases and 802 tractors financed by financing leases.
2)	Includes 47 trailers under operating leases and 759 trailers financed by financing leases.

The average age of the Company’s in-service tractor fleet was approximately 30.8 months at December 31, 2019.  The Company’s equipment purchase and replacement decisions are based on a number of factors, including but not limited to, new equipment prices, the used equipment market, trade-in values, demand for freight services, prevailing interest rates, the attractiveness of lease terms, technological improvements, regulatory changes, fuel efficiency, equipment durability, equipment specifications and driver comfort.  Therefore, depending on the circumstances, the Company may accelerate or delay the acquisition and disposition of its tractors or trailers from time to time, or may choose to acquire revenue equipment through operating leases or financed purchases.

To simplify driver and mechanic training, control the cost of spare parts and tire inventory, and provide for a more efficient vehicle maintenance program, the Company purchases tractors and trailers manufactured to its specifications.  The Company has in place a preventive maintenance program intended to minimize equipment downtime and maintenance costs.

The Company finances the purchase of revenue equipment through its cash flows from operations, revolving credit agreement, finance and operating lease arrangements and proceeds from sales of used equipment.  Substantially all of the Company’s tractors and trailers are pledged to secure its obligations under financing arrangements.

All Company and independent contractor tractors are equipped with in-cab communication technology, enabling two-way communications between the Company and its drivers, through both standardized and free-form messaging, including electronic logging.  The Company also has installed electronic logging devices (“ELDs”) on 100% of its tractor fleet.  This technology enables USA Truck to dispatch drivers efficiently in response to customers’ requests, to provide real-time information to customers about the status of their shipments and to provide documentation supporting accessorial charges.  Accessorial charges are charges to customers for additional services such as loading, unloading and detainment or equipment delays.  In addition, the Company utilizes satellite-based equipment tracking devices and cargo sensors on the majority of its trailers.  These tracking devices provide the Company with visibility on the locations and load status of its trailers.  The Company has also equipped the Company’s tractor fleet with forward-facing and in-ward facing event recorders.

Team Members

As of December 31, 2019, the Company had approximately 2,050 team members across all business segments, of which approximately 69% were Company drivers.  The Company believes team member relations to be good, and no team members are subject to union contracts or part of a collective bargaining unit.

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

Independent Contractors

In addition to Company drivers, USA Truck enters into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for an agreed upon fee structure.  As of December 31, 2019, the Company had 421 independent contractor operated tractors, which comprised approximately 21% of the professional driving fleet during 2019, compared to approximately 24% at December 31, 2018.

Competition

The trucking industry includes both private fleets and for-hire carriers.  Private fleets consist of trucks owned and operated by shippers that move their own goods.  For-hire carriers include both truckload and less-than-truckload (“LTL”) operations.  The for-hire segment is highly competitive and includes thousands of carriers, none of which controls a meaningful share of the market.  This segment is characterized by many small carriers having revenues of less than $1 million per year and as few as one truck, and relatively few carriers with revenues exceeding $100 million per year.

USA Truck competes primarily with other truckload carriers, private fleets and, to a lesser extent, railroads and LTL carriers.  The principal competitive factors in the truckload segment of the industry are service and price, with rate discounting becoming particularly important during economic downturns or periods of uncertainty.  USA Truck’s focus is to differentiate itself primarily on the basis of service rather than rates.  Although an increase in the size of the market would benefit all truckload carriers, management believes that successful carriers are likely to grow market share by providing multiple service offerings, combined with superior customer service, at a competitive price.

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

The primary risks for which the Company is insured are cargo loss and damage, general liability, personal injury, property damage, workers’ compensation and employee medical expenses.  USA Truck is self-insured for a portion of claims exposure in each of these areas.  The Company’s self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $1.0 million for bodily injury and property damage claims per occurrence.  For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered team members.  During the most recent renewal, the Company entered into multi-year structured insurance agreements in the $2 million to $10 million layer, locking in capacity and premiums for the policy term.  While there is increased risk, the Company believes the structure of the agreements shares the risk between the Company and providers.  The Company maintains insurance above the amounts for which it self-insures, subject to certain limits, with licensed insurance carriers.  The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements.  The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters.

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

Environmental Regulation

In August 2011, the National Highway Traffic Safety Administration (“NHTSA”) and the Environmental Protection Agency (“EPA”) adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, including the tractors the Company employs (the “Phase 1 Standards”).  The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four fewer gallons of fuel used for every 100 miles traveled.  In October 2016, the EPA and NHTSA published the final rule mandating the next phase of tighter fuel efficiency and greenhouse gas standards for medium and heavy-duty tractors and trailers (the “Phase 2 Standards”) that apply to trailers beginning with model year 2018 and will apply to tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and twenty-five percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  The Company believes these requirements could result in increased new tractor and trailer prices and additional parts and maintenance costs required to retrofit its tractors and trailers with technology to achieve compliance with such standards, which could adversely affect its operating results and profitability, particularly if such costs are not offset by potential fuel savings.  The Company cannot predict, however, the extent to which its operations and productivity will be impacted.  In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment).  Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA and NHTSA by the Truck Trailer Manufacturers Association (“TTMA”) regarding the Phase 2 Standards.  In August 2018, the TTMA filed a motion to compel the agencies to submit a detailed status report and timeline for the completion of administrative review.  The EPA opposed the motion stating that it was working to develop a proposed rule while the NHTSA opposed the motion on the grounds that it is continuing to assess next steps.  The federal stay has been renewed every 90 days, the EPA has failed to file any meaningful status reports, and, consequently, the TTMA, on December 3, 2019, filed a motion requesting the Court move forward with its final determination in light of the lack of progress. On December 26, 2019, the Court lifted the abeyance on TTMA’s challenge to the Phase 2 Standards, and set a schedule for final briefs to be filed by June 2, 2020.  If the trailer provisions of the Phase 2 Standards are permanently removed, the Company expects that Phase 2 Standards would have a reduced impact on its operations.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will apply to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California regardless of the state of origin.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  The Company currently purchases SmartWay certified equipment in its new tractor and trailer acquisitions.  In addition, in February 2017 CARB proposed additional phase 2 standards that generally align with the federal Phase 2 standards with respect to model year 2018 to 2021 tractors, with some minor additional requirements.  As proposed, the enhanced California standards would stay in place even if the federal standards are vacated or otherwise diminished due to legislative or executive action.  CARB approved these standards in September 2018, and set a January 1, 2020 implementation date.  However, in December 2019, due to continuing uncertainty surrounding the federal rules on which the California standards are based, including the TTMA litigation and EPA inaction, CARB suspended enforcement of these standards for at least two years.  We will continue monitoring any developments with respect to CARB regulations.

Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  In December 2018, a coalition of nine Northeast and mid-Atlantic states and the District of Columbia announced an agreement to develop regional limits on carbon emissions from transportation sources.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that we will operate, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses, including with respect to our Plus Power fleet.  Even though most of these proposals are yet to become law, these adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle.  Further, the Phase 2 Standards include requirements to reduce particulate emissions caused by idling diesel engines.  These restrictions could force the Company to purchase on-board power units that do not require the engine to idle or to alter our drivers’ behavior, either of which could result in a decrease in productivity, or increase in driver turnover.

The Company’s terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur.  The Company’s operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  Certain of the Company’s facilities have oil and/or fuel storage tanks and fueling islands.  A small percentage of the Company’s freight consists of low-grade hazardous substances, which subjects it to a wide array of regulations.  The Company has instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations; however, if (i) the Company is involved in a spill or other accident involving hazardous substances; (ii) there are releases of hazardous substances the Company transports; (iii) soil or groundwater contamination is found at the Company’s facilities or results from its operations; or (iv) the Company is found to be in violation of, or fails to comply with, applicable environmental laws or regulations, then it could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on the Company’s business and results of operations.

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service (“HOS”).  Changes to such HOS rules can negatively impact the Company’s productivity and affect its operations and profitability by reducing the number of hours per day or week its drivers may operate and/or disrupting its network.  In 2018, FMCSA announced that it would revisit HOS rules and solicited public comment.  In response to the comments receive, on August 22, 2019, FMCSA released proposed rulemaking.  The proposed rule would revise existing HOS rules in order to alleviate unnecessary burdens placed on drivers in five key areas: (1) extending the 14-hour on-duty limitation by up to two hours during adverse driving conditions, (2) revising mandatory breaks after 8-hours of continuous driving, (3) reinstating the option for splitting up the required 10-hour off-duty rest break for drivers operating trucks that are equipped with a sleeper-berth compartment, (4) expanding short-haul exemptions from 12 hours on-duty to 14 hours on-duty and extending the distance limit within which the driver may operate from 100 air miles to 150 air miles in order to be consistent with the rules for long-haul drivers, and (5) allowing a one off-duty break of at least 30 minutes, but not more than three hours, that would pause a truck driver’s 14-hour driving window, provided the driver takes 10 consecutive hours off-duty at the end of the work shift.  The proposed rule underwent a public comment period that ended in October 2019.  While the proposed rulemaking may alleviate certain burdens on the Company’s productivity and operations, any future changes to HOS rules could materially and adversely affect the Company’s operations and profitability.

There are two methods of evaluating the safety and fitness of carriers.  The first method is the application of a safety rating that is based on an onsite investigation.  The Company currently has a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale.  If the Company were to receive a conditional or unsatisfactory DOT safety rating, it could affect or restrict our operations as well as adversely affect the Company’s business, as some of its existing customer contracts require a satisfactory DOT safety rating.  In January 2016, FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology.  Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit,” and a carrier would be deemed fit when no rating was assigned.  Moreover, the proposed rules would use roadside inspection data, in addition to investigations and onsite reviews, to determine a carrier’s safety fitness on a monthly basis.  Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review.  The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America’s Surface Transportation Act (the “FAST Act”) and that FMCSA must first finalize its review of the Compliance Safety Accountability (“CSA”) program scoring system, described in further detail below.  Based on this feedback and other concerns raised by industry stakeholders, in March 2017, FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system.  In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future.  Therefore, it is uncertain if, when, or under what form any such rule could be implemented.

In addition to the safety rating system, FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards.  The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results.  The data is organized into seven categories.  Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold.  CSA scores are used by FMCSA to identify carriers with potential safety issues for interventions, including warning letters, inspections, and audits that can then lead to more formal agency action.  Additionally, a poor score may (i) impact driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause the Company’s customers to direct their business away from the Company and to carriers with higher fleet rankings, (iii) subject the Company to an increase in compliance reviews and roadside inspections, (iv) increase insurance costs, or (v)  cause the Company to incur greater than expected expenses in its attempts to improve unfavorable scores, any of which could adversely affect the Company’s results of operations and profitability.

Under the CSA program, these scores were initially made available to the public in five of the seven categories.  However, pursuant to the FAST Act, which was signed into law in December 2015, FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system.  During this period of review by FMCSA, the Company will continue to have access to its scores and will still be subject to intervention by FMCSA when such scores are above the intervention thresholds.  A congressionally mandated report by the National Academy of Sciences related to the CSA program was released in June 2017 which recommended: (i) reconfiguring the underlying statistical model under the CSA’s Safety Measurement System (the percentile ranking categories used to target carriers for intervention) with a so-called item response theory model to more accurately target at-risk carriers, (ii) making the scoring system more transparent and easier for carriers to replicate and understand, and (iii) departing from using relative metrics as the sole means for targeting carriers.  In response to this report, FMCSA has created a small-scale IRT model but, due to data deficiencies and concerns that the complex model could not be adequately explained to both the trucking industry and the public, FMCSA has stated that it will not decide on whether to create and adopt the full-scale IRT model until September 2020.  FMCSA has also updated the CSA website improving data accessibility for enforcement users and carriers subject to the program.  In June 2019, a federal appropriations bill was introduced that, if passed, would force FMCSA to restore public access to the CSA.  This bill has yet to advance beyond the House Appropriations Committee.  Insofar as any of these changes increase the likelihood of us receiving unfavorable scores or mandate the FMCSA to restore public access to scores, our results of operations and profitability could be adversely affected.  The Company will continue to monitor FMCSA’s ITM testing and subsequent proposed rules that may affect the scoring methodology in order to continue to promote improvement of scores in all seven categories with ongoing reviews of all safety-related policies, programs and procedures for their effectiveness.

We have on certain occasions exceeded the established intervention thresholds in a number of the seven CSA safety-related categories.  Based on these unfavorable ratings, our driver fleet could be prioritized for intervention actions or roadside inspections, either of which could have a materially adverse effect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we have exceeded the thresholds.  However, we cannot guarantee these measures will be effective.

In 2015, FMCSA issued final rules requiring nearly all carriers, including the Company, to install and use ELDs in their tractors by December 2019, in order to electronically monitor truck miles and enforce HOS. Carriers are subject to citations, on a state-by-state basis, for non-compliance with the rule.  The Company was compliant with ELDs on 100% of all required vehicles prior to the December 2019 deadline.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks.  The Transportation Security Administration (“TSA”) has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat.  These regulations were adopted as final on October 1, 2019.

In January 2016, FMCSA’s final rule related to driver coercion took effect.  Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including HOS rules) may be fined up to $16,000 for each offense.

In December 2016, FMCSA and DOT published the Commercial Driver’s License Drug and Alcohol Clearinghouse

rule as mandated by the Moving Ahead for Progress in the 21st Century Act.  The rule establishes and mandates a query to the Clearinghouse by employers and prospective employers to determine if current or prospective drivers have had any drug/alcohol positives or refusals.  The rule went into effect in January 2017 and mandates compliance by January 2020 to allow time for the design and implementation of the clearinghouse IT systems.  This system has now been implemented and the Company is in compliance with all query requirements.  The Company anticipates that compliance with this system may decrease driver availability for both the industry as a whole, and our Company, specifically.

Other rules have been recently proposed or made final by FMCSA, including (i) a rule imposing a lifetime ban on driving commercial trucks for those who commit certain severe human trafficking offenses, (ii) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (iii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020.  In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future.  The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect the Company’s business or operations.

The use of independent contractors in the trucking industry has been challenged by tax and other regulatory authorities and has been the subject of class action lawsuits brought by current and former independent contractors who work, or have worked, in the industry.  In general, the regulatory efforts and litigation center around the view that independent contractor drivers in the trucking industry are employees rather than independent contractors.  In some cases the targeted companies have used a lease-purchase independent contractor agreement, which may make a company more susceptible to the claims.  The regulatory efforts have occurred on the state and in some cases on a federal level.  The factors that determine independent contractor versus employee status vary depending on the jurisdiction and the particular statute or law involved.  The regulatory effort and litigation include efforts to treat the independent contractors of trucking companies, such as ours, as employees for purposes of workers’ compensation, unemployment compensation, income taxes, minimum wage and overtime claims, expense reimbursement, meal and rest periods, employee benefits (health care, retirement, and other benefits), and other employment-related claims.  This issue may also arise in some tort cases.  In some cases, claimants have been successful in securing large settlements or have prevailed in their claims that the independent contractors are employees.

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

Some states have adopted initiatives to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and the Company believes a reclassification of independent contractor drivers as employees would help states with this initiative.  For example, in September 2019, California signed a bill into law that, as of January 2020, requires us to classify many of our independently contracted drivers as employees and treat them accordingly. This state law is being challenged in the federal courts by the California Trucking Association and the industry is actively lobbying the California legislature for an exemption.  However, recently issued opinions from the U.S. Department of Labor’s Wage and Hour Division and the National Labor Relations Board (“NLRB”) are consistent with the Company’s current treatment of its workforce.

If the independent contractors the Company engages were determined to be its employees, it would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.  The Company currently observes and monitors its compliance with current related and applicable laws and regulations, but it cannot predict whether it will be the subject of regulatory efforts or litigation challenging the independent contractor status of its workforce.  The Company cannot predict laws and regulations adopted in the future regarding the classification of the independent contractor drivers it engages or the impact on the Company’s business or operations.

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

The Company maintains a website where additional information regarding USA Truck’s business and operations may be found.  The website address is www.usa-truck.com.  The website provides investor information free of charge, as soon as reasonably practicable after electronically filing such materials with the SEC.  These materials include the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, stock ownership reports filed under Section 16 of the Exchange Act, and any amendments to such reports we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act.  Information provided on the Company website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

ITEM 1A.RISK FACTORS

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

The truckload industry is highly cyclical, and our business is dependent on factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  We believe that some of the most significant of these factors include (i) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (ii) driver shortages and increases in driver compensation; (iii) declines in the resale value of used revenue equipment; (iv)

compliance with ongoing regulatory requirements; (v) strikes, work stoppages or work slowdowns at our facilities or at customer, port, border crossing or other shipping-related facilities; (vi) increases in interest rates, fuel taxes, insurance, tolls, and license and registration fees; and (vii) rising costs of healthcare.

We are affected by (i) recessionary economic cycles which may be characterized by weak demand and downward pressure on rates; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; and (iii) downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have significant customer concentration, and regions of the country, such as the midwest and southeast, where we have a significant amount of business.  Economic conditions may adversely affect our customers and their demand for and ability to pay for our services.  We may be required to increase our allowance for doubtful accounts for customers encountering adverse economic conditions.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity.  For our USAT Logistics segment, imbalance between capacity and demand is usually favorable to our financial performance, while market equilibrium is usually unfavorable to our financial performance as logistics services are generally of less value to either shippers or carriers in such environment.  The risks associated with these factors are heightened when the United States economy is weakened.  Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:

●	we may experience low overall freight levels, which may reduce our asset utilization;
●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;
●	customers may bid out freight or utilize competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;
●	we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue generating miles to obtain loads; and
●	lack of access to current sources of capital, leading to an inability to secure financing on satisfactory terms, or at all.

We are subject to cost increases that are outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such costs include, but are not limited to, increases in driver and office employee wages, fuel prices, purchased transportation costs, taxes, interest rates, tolls, license and registration fees, insurance and claims, equipment maintenance, tires and other ancillary equipment components and healthcare and other benefits for our employees.  Further, we may not be able to appropriately adjust our costs to changing market demands.  In order to maintain high efficiencies in our business model, it is necessary to adjust staffing levels to changing market demands.  In periods of rapid change, it is more difficult to match our staffing level to our business levels.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability and could have a materially adverse effect on our results of operations.  These factors include the following:

●	We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal providers, freight brokers, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do.
●	Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy or overcapacity, which may limit our ability to maintain or increase freight rates or maintain growth in our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive.
●	We may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;
●	Some of our customers are other transportation companies or also operate their own private trucking fleets, and they may decide to transport more of their own freight.
●	Customers continue to reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers or by engaging dedicated providers, and in some instances we may not be selected as a core carrier.
●	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.
●	The trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers.
●	The market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation, both of which would adversely affect our profitability.
●	Competition from non-asset-based and other logistics and freight brokerage companies may adversely affect customer relationships.
●	Economies of scale that procurement aggregation providers may pass on to smaller carriers may improve their ability to compete with us.
●	Advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
●	The USA Truck and Davis Tranfer Company brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand(s) and reduced demand for our services.
●	Higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

We self-insure for a portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our business results in claims and litigation related to personal injuries, property damage and workers’ compensation.  We self-insure a portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations.  Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings.  We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  However, ultimate results may differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported, which could result in losses greater than our reserved amounts.  At certain times in the past, we have had to adjust our reserves, and future significant adjustments may occur.  Further, our self-insured retention levels could change and result in more volatility than in recent years.  If we are required to reserve or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed or if our self-insured retention levels change, our financial condition and results of operations may be materially adversely affected.  For further discussion regarding our self-insured retention levels, including our self-insured retention amounts, refer to the “Safety and Risk Management” section under Part 1, Item 1 of this Form 10-K.

We maintain insurance for most risk above the amounts for which we self-insure and the cost of, and retention levels for, such insurance could increase, and we could suffer claims for amounts in excess of such insurance, or claims that are not covered by our insurance, any of which could have a materially adverse effect on our financial condition and results of operations.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our self-insured amount.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits.  Insurance carriers have recently raised premiums for the trucking industry.  Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.  Additionally, with respect to our insurance carriers, the industry is experiencing a decline in the number of carriers and underwriters that offer excess insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased.  This may have a material adverse effect on our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements for policies that require security.  In the event that (i) our insurance expenses increase, (ii) we become unable to find excess coverage in amounts we deem sufficient, (iii) we experience a claim in excess of our coverage limits, or (iv) we experience a claim for which we do not have coverage, there could be a materially adverse effect on our results of operations and financial condition.

Healthcare legislation and cost inflation also could negatively impact financial results by increasing annual employee healthcare costs.  In addition, rising healthcare costs could force us to make changes to our existing benefits program, which could negatively impact our ability to attract and retain employees.

Our indebtedness and finance and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

Our level of indebtedness and lease obligations is significant.  As a result of our current level of debt, finance leases, operating leases and encumbered assets, we believe:

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

We may need to raise additional funds in order to:

●	finance unanticipated working capital requirements, capital investments or refinance existing indebtedness;
●	develop or enhance our technological infrastructure and our existing services;
●	fund strategic relationships or opportunities;
●	respond to competitive pressures, including to fund operating losses; and
●	acquire complementary businesses or services.

If the economy and/or the credit markets weaken, or we are unable to enter into finance or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of new opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited.  If we raise additional funds by issuing equity or convertible debt securities, the ownership of our then-existing stockholders may be diluted, and holders of these securities may have rights, preferences or privileges senior to those of our then-existing stockholders.

Our revolving credit agreement and other financing arrangements contain certain covenants, restrictions, and requirements that we may be unable to comply with.  A default could result in the acceleration of all or part of any outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the market price of our common stock.

On January 31, 2019, we entered into a five-year, $225.0 million senior secured revolving credit agreement (“Credit Facility”) with a group of lenders and Bank of America, N.A., as agent, pursuant to the terms of an Amended and Restated Security Agreement.

The Credit Facility contains a single springing financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant springs only in the event excess availability under the Credit Facility drops below 10% of the lenders’ total commitments under the Credit Facility.  In addition, in the event our excess availability under the Credit Facility drops below 20% of the lenders’ total commitments under the Credit Facility, we may be subject to certain additional restrictions, such as restricting our ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs, and enter into certain acquisitions and hedging arrangements.  The fixed charge coverage ratio is affected by our level of earnings and is adversely affected by operating losses and other charges such as severance costs and impairment charges.  In recent years, we have incurred operating losses, severance and restructuring costs and impairment charges relating to, among others, a decline in the appraised value of our Company-owned revenue equipment fleet.  Future operating losses, severance and restructuring actions and further declines in the appraised value of our Company-owned revenue equipment fleet would adversely affect our fixed charge coverage ratio and could impair our ability to make further borrowings under our Credit Facility.

The Credit Facility contains certain restrictions and covenants related to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and the incurrence of other indebtedness.  The Credit Facility is secured by a pledge of substantially all of our Company-owned tractors and trailers, with the exclusion of any real estate or revenue equipment financed outside the Credit Facility.  The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated.

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

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with funds provided by operations, borrowings under the Credit Facility, proceeds from the sale of used revenue equipment, and finance and operating leases.  We base our equipment purchase and replacement decisions on a number of factors, including the state of the economic environment, new equipment prices, the used revenue equipment market, the attractiveness of lease terms, demand for freight services, prevailing interest rates, technological improvements, regulatory changes, fuel efficiency, equipment durability, equipment specifications, and driver comfort and retention.  Further, if anticipated demand for our services differs materially from actual results, we may have too many or too few revenue equipment assets.  Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions.  During periods of decreased customer demand, our asset utilization may suffer, and we may decide to sell used revenue equipment on the open market or turn in used revenue equipment under certain equipment leases in order to right size our fleet.  This could cause us to incur losses on such sales or require payments in connection with the return of such equipment, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability.

If we are unable to generate sufficient cash from operations or obtain borrowing on favorable terms, we may be forced to reduce our operations, limit our growth, enter into less favorable financing arrangements, or operate revenue equipment for longer periods, any of which could have a materially adverse effect on our results of operations.

Upgrading our tractors to reduce the average age of our fleet may not increase our profitability or result in cost savings as expected or at all.

Upgrades of our tractor fleet may not result in an increase in profitability or cost savings.  Expected improvements in operating costs may lag behind new tractor deliveries, primarily because in executing a tractor fleet upgrade, we may experience costs associated with preparing our old tractors for disposal, and our new tractors for integration into our fleet, and lost driving time while swapping revenue equipment.  Further, tractor prices have in recent years increased and may continue to increase, due in part to government regulations applicable to newly manufactured tractors and diesel engines.

In addition, we cannot be certain that an agreement will be reached between the Company and prospective vendors on price or other terms that we deem favorable.  If we do enter an agreement for the purchase of new tractors, we could be exposed to the risk that the new tractor deliveries will be delayed.  Accordingly, we are subject to an increased risk that upgrades of our tractor fleet will not result in the operational results, cost savings and increases in profitability that we expect.

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

We reported a net loss in 2019 of $4.7 million and our operations need to show improvement to achieve consistent profitability.  Maintaining and improving profitability depends upon numerous factors, including the ability to increase average base revenue per tractor, increase utilization, improve driver retention, and control operating expenses.  We may not be able to maintain or improve profitability in the future, which could negatively impact our liquidity and financial position.

We may not be successful in implementing our realigned management team’s operating procedures, and cost savings initiatives.

We have implemented changes to certain of our operating procedures.  These changes may not be successful or may not achieve the desired results.  Additional training or different personnel may be required, which may result in additional expense, delays in obtaining results, or disruptions to operations.  Some of these implemented changes include customer service and driver management changes and cost savings initiatives.  These changes and initiatives may not improve our results of operations, including asset productivity, tractor utilization, driver retention and base revenue per tractor.  In addition, we may not be successful in achieving the expected savings in our cost structure, including the areas of equipment maintenance, equipment operating costs, insurance and claims and fuel economy.  In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted.  Further, our operating results could be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our USAT Logistics segment.  There is no assurance we will achieve our goals.  If we are unsuccessful, our financial condition, results of operations, and cash flows could be adversely affected.

Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could have a materially adverse effect on our business, financial condition, and results of operations.

We depend on the leadership and expertise of our executive management team and other key personnel to design and execute our strategic and operating plans, including our current efforts to improve the profitability of our Trucking and USAT Logistics segments.  While we have employment agreements in place with certain members of our management team, there can be no assurance we will continue to retain their services and we may become subject to significant severance payments if our relationship with such members is terminated under certain circumstances.  Further, turnover, planned or otherwise, in key leadership positions could adversely impact our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management and employees, may lead to additional departures of existing personnel, and could have a materially adverse effect on our results of operations.  We must recruit, develop and retain a core group of leaders to realize our goal of expanding our operations, improving our earnings consistency, and positioning ourselves for long-term operating revenue growth and profitability.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors.  The truckload industry is subject to a shortage of qualified drivers.  Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that stricter HOS regulations adopted by the DOT in the past have tightened and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers.  We believe the required implementation and enforcement of ELDs may further tighten such market.  The lack of adequate tractor parking along some highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors, and our inability to do so could negatively impact our operations.  Further, the compensation we offer our drivers and independent contractor expenses is subject to market conditions, and we may find it necessary to increase driver compensation and/or independent contractor rates in future periods.

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

The use of independent contractors in the trucking industry has been challenged by tax and other regulatory authorities and has been the subject of class action lawsuits brought by current and former independent contractors who work, or have worked, in the industry.  In general, the regulatory efforts and litigation center around the view that independent contractor drivers in the trucking industry are employees rather than independent contractors.  In some cases the targeted companies have used a lease-purchase independent contractor agreement, which may make a company more susceptible to the claims.  The regulatory efforts have occurred on the state and in some cases on a federal level.  The factors that determine independent contractor versus employee status vary depending on the jurisdiction and the particular statute or law involved.  The regulatory effort and litigation include efforts to treat the independent contractors of trucking companies, such as ours, as employees for purposes of workers’ compensation, unemployment compensation, income taxes, minimum wage and overtime claims, expense reimbursement, meal and rest periods, employee benefits (health care, retirement, and other benefits), and other employment-related claims.  This issue may also arise in some tort cases.  In some cases, claimants have been successful in securing large settlements or have prevailed in their claims that the independent contractors are employees.

Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employee overtime or wage requirements.  Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have adopted initiatives to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and the Company believes a reclassification of independent contractor drivers as employees would help states with this initiative.

If the independent contractors the Company engages were determined to be its employees, it would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.

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

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, which would have substantially liberalized the procedures for union organization.  None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs.  Additionally, given the NLRB’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

The growth of our asset-light service offering poses unique risks.

We are continuing to implement our plan to increase the proportion of our revenue obtained from our “asset-light operations,” which primarily represents our USAT Logistics segment and the independent contractors we engage.  Execution of this plan involves the risk of customer loss or deterioration if either our Trucking or USAT Logistics operations creates a customer issue that impacts the other where we have customer overlap, decreased utilization of Company equipment if loads with desirable profitability and lanes are allocated to third parties, growth impediments given our need to rely on third-party providers and an independent contractor market that is contracting and subject to litigation and regulatory risks, and competitive pressures from other asset-light companies with greater financial, personnel, and technological resources.  If we are unsuccessful in achieving this, it may have a materially adverse effect on our future results of operations.

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

Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent.  Our customers’ financial difficulties can negatively impact our results of operations and financial condition and our ability to comply with the covenants under our debt agreements, especially if they were to delay or default on payments owed to us.  Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot provide assurance that our customer relationships will continue as presently in effect.  Our dedicated service offering is typically subject to longer term written contracts than our over-the-road service offering.  However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one-year terms but that can be terminated more easily.  There is no assurance that any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels.  Despite the existence of contractual arrangements with our customers, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship.  In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes.  A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a materially adverse effect on our business, financial condition and results of operations.

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

The CSA program adopted by FMCSA could adversely affect our results of operations, our ability to maintain or grow our fleet, and our customer relationships.

Under the CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards.  As a result, our fleet could be ranked poorly as compared to peer carriers.  We recruit and retain first-time drivers to be part of our driver team, and these drivers may have a higher likelihood of creating adverse safety events under the CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or limit the pool of drivers we are comfortable hiring or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, any of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety backgrounds may increase, which could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores or mandate FMSCA to restore public access to scores.

In December 2015, Congress passed the FAST Act, which calls for significant CSA reform.  The FAST Act directs FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high-risk carriers and predicting future crash risk.  This study was conducted and delivered to FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable.  In August 2018, FMCSA reported to Congress the proposed changes it intends to make to the CSA program.  These proposed changes are discussed in this Form 10-K under the heading “Business - Other Regulation” and are incorporated by reference herein.  Insofar as any of these changes increase the likelihood of us receiving unfavorable scores or mandate FMSCA to restore public access to scores, it could adversely affect our results of operations and profitability.

We are compliant with the currently established intervention thresholds in a number of the seven CSA safety-related categories.  Based on any category that exceed the established threshold, we may be prioritized for an intervention action or roadside inspection, either of which could have a materially adverse effect on our results of operations.  In addition, customers may be less likely to assign loads to us and our insurance costs could increase.  We have put procedures in place in an attempt to address areas where we exceed thresholds, and have experienced improvement in these measures.  However, we cannot assure you these measures will be effective.

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

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, fuel spills, exhaust emissions from our vehicles and facilities, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  One of our Trucking facilities has above-ground bulk fuel storage tanks on the premises.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.  The Environmental Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several regulations that could materially impact our business and operations and is incorporated by reference herein.

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

In addition, if we are unable to maintain our Free and Secure Trade (“FAST”), Business Alliance for Secure Commerce (“BASC”), and Customs-Trade Partnership Against Terrorism (“C-TPAT”) status, we may suffer significant border delays.  This could cause our Mexican and Canadian operations to be less efficient than those of competing capacity providers that operate in Mexico or Canada and have FAST, BASC, and C-TPAT status.  We also face additional risks associated with our foreign operations, including restrictive trade policies and duties, taxes, or government royalties imposed by the Mexican or Canadian governments.  On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal, the United States-Mexico-Canada Agreement (“USMCA”), to replace the North American Free Trade Agreement.  The USMCA passed the House of Representatives on December 19, 2019 and the Senate on January 16, 2020.  The trade deal was signed by President Trump on January 29, 2020.  It is uncertain how the USMCA will impact foreign trade and our Mexican operations.  These and any other changes in tariffs, retaliatory tariffs or other trade restrictions could materially adversely affect our international business.

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

While acquisitions have not in the past provided a substantial portion of our growth, in October 2018, we completed the acquisition of Davis Transfer Company and related entities (the “Davis Acquisition”).  Refer to Note 4 of the accompanying consolidated financial statements for further information about the Davis Acquisition.  Any future acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness or large one-time expenses.  In addition, the Davis Acquisition and any future acquisitions we may consummate involve numerous risks, any of which could have a materially adverse effect on our business, financial condition, and results of operations, including:

●	the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;
●	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;
●	we may be unable to integrate acquired businesses successfully, or at all, and may fail to realize anticipated economic, operational and other benefits in a timely manner or at all, which could result in substantial costs and delays or other operational, technical, or financial problems;
●	transaction costs and acquisition-related integration costs could adversely affect our results of operations in the period in which such charges are recorded;
●	we may incur possible future impairment charges, write-offs, write-downs, or restructuring charges that could adversely impact our results of operations;
●	acquisitions could disrupt our ongoing business, distract our management, and divert our resources;
●	we may experience difficulties operating in markets in which we have had no or only limited direct experience;
●	we could lose customers, employees, and drivers of an acquired company; and
●	we may incur additional indebtedness.

We depend on the proper functioning, availability, and security of our information and communication systems (and the data contained therein), and a systems failure or unavailability, including those caused by cybersecurity breaches, could cause a significant disruption to and adversely affect our business.

We depend heavily on the proper functioning, availability, and security of our information and communication systems, including financial reporting and operating systems, in operating our business.  These systems are protected through physical and software safeguards, but are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or electronic break-ins, ransomware attacks, terrorist attacks, internet failures, computer viruses, and similar events beyond our control.  More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems.  We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, ransomware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein).  If our information or communication systems fail, otherwise become unavailable, or experience a cybersecurity breach or threat, manually performing functions could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, to bill for services accurately or in a timely manner, to communicate internally and with drivers, customers, and vendors, and to prepare financial statements accurately or in a timely manner.  Business interruption insurance may be inadequate to protect us in the event of a catastrophe.  Any system failure, upgrade complication, cybersecurity breach, ransomware attack, or other system disruption could interrupt or delay operations, damage our reputation, impact our ability to manage our operations and report financial performance, require the payment of significant amounts to remediate or recover our systems, and cause the loss of customers, any of which could have a materially adverse effect on existing and future business.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season.  Revenue can also be adversely affected by inclement weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more frequent or costly equipment repairs.  We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, explosions or terrorist attacks.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

The market price of our common stock may be volatile.

The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control.  These factors include, among other items: the perceived prospects of our business and our industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts’ recommendations or projections, including such analysts’ outlook on our industry as a whole; actions or announcements by our competitors; changes in the regulatory environment in which we operate; significant sales or hedging of shares by a principal stockholder; actions taken by stockholders that may be contrary to the board of director’s recommendations; and changes in general economic or market conditions.  In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2019, we had goodwill of $5.2 million and other intangible assets, net of $16.5 million.  We evaluate our goodwill and other intangible assets for impairment.  We could recognize impairments in the future, and we may never realize the full value of our intangible assets.  If these events occur, our profitability and financial condition will suffer.

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

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law.  The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stood.  However, in December 2018, FMCSA granted a petition filed by the America Trucking Associations and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws and, in May 2019, FMCSA’s determination was considered binding by the Federal Court for the Central District of California.  Despite this, FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand.  Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law.  As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the U.S.  Federal legislation has been proposed in the past to preempt certain state and local laws; however, passage of such legislation is uncertain.  If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws.  Either solution could result in increased compliance and labor costs, increased driver turnover, increased legal exposure, and decreased operational efficiency.

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

Item 1B.          UNRESOLVED STAFF COMMENTS

None.

Item 2.          PROPERTIES

USA Truck’s executive offices and headquarters are located on approximately 104 acres in Van Buren, Arkansas.  This facility consists of approximately 117,000 square feet of office space, training and driver facilities, and approximately 30,000 square feet of maintenance space.  The headquarters also has approximately 11,000 square feet of warehouse space and two other structures with approximately 22,000 square feet of office and warehouse space which are currently leased to a third party.  The expense for building and office rent is recorded in the operations and maintenance line item in the accompanying consolidated statement of (loss) income and comprehensive (loss) income.

The Company’s network consists of 19 facilities, including USAT Logistics offices.  As of December 31, 2019, the Company’s facilities were located in or near the following cities:

		Driver	Dispatch	Own or
Trucking facilities:	Shop	Facilities	Office	Lease
Van Buren, Arkansas (1)	Yes	Yes	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Own/Lease (2)
Lakeland, Florida	Yes	Yes	Yes	Lease
Carnesville, Georgia	Yes	Yes	Yes	Lease
Forest Park, Georgia	Yes	No	No	Lease
Morrow, Georgia	No	Yes	No	Lease
Valdosta, Georgia	Yes	Yes	Yes	Lease
South Holland, Illinois	Yes	Yes	No	Lease
Vandalia, Ohio	Yes	Yes	Yes	Own
Carlisle, Pennsylvania	Yes	Yes	Yes	Lease
Laredo, Texas	Yes	Yes	Yes	Own/Lease (3)

USAT Logistics facilities:
Springdale, Arkansas	No	No	Yes	Lease
Van Buren, Arkansas (1)	Yes	Yes	Yes	Own
Roseville, California	No	No	Yes	Lease
Atlanta, Georgia	No	No	Yes	Lease
Oak Brook, Illinois	No	No	Yes	Lease
Plano, Texas	No	No	Yes	Lease
Puyallup, Washington	No	No	Yes	Lease

Administrative facilities:
Athens, Georgia	No	No	Yes	Lease
Lebanon, Indiana	No	No	Yes	Lease
1)	Trucking and USAT Logistics facilities located on the same property.
2)	USA Truck owns the terminal facility and holds a lease easement relating to less than one acre.
3)	USA Truck owns the terminal facility and leases an adjacent six acres for tractor and trailer parking.

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

Item 4.          MINE SAFETY DISCLOSURES

None.

PART II

Item 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

USA Truck’s common stock is quoted on the NASDAQ Global Select Market under the symbol “USAK”.  As of February 10, 2020, there were 910 holders of record (including brokerage firms and other nominees) of USA Truck common stock.

Repurchase of Equity Securities

As of December 31, 2019, there was no active repurchase authorization under which shares of the Company’s common stock may be repurchased, and no shares were repurchased during the three months ended December 31, 2019.

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

The MD&A is organized in the following sections:

●	Business Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

USA Truck offers a broad range of truckload motor carrier and freight brokerage and logistics services to a diversified customer base that spans a variety of industries.  In the fourth quarter of 2018, USA Truck, Inc. acquired 100% of the outstanding equity of Davis Transfer Company Inc., a Georgia corporation (“DTC”), Davis Transfer Logistics Inc. (“DTL”) and B & G Leasing, L.L.C. (“B & G,” and collectively with DTC and DTL, “Davis Transfer Company”).  As of December 31, 2019, our corporate structure included USA Truck, Inc., and its wholly owned subsidiaries: International Freight Services, Inc. (“IFS”), a Delaware corporation, and Davis Transfer Company.  Collectively, B & G, DTC, and DTL comprise “Davis Transfer Company”.

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

The key statistics used to evaluate Trucking segment performance, in each case net of fuel surcharge revenue, include (i) base revenue per available tractor per week, (ii) base revenue per loaded mile, (iii) loaded miles per available tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of available tractors and (vii) adjusted operating ratio.  In general, the Company’s average miles per available tractor per week, rate per mile and deadhead percentages are affected by industry-wide freight volumes and industry-wide trucking capacity, which are mostly beyond the Company’s control.  Factors over which the Company has significant control are its sales and marketing efforts, service levels and operational efficiency.

Unlike the Trucking segment, the USAT Logistics segment is non-asset based and is dependent upon skilled employees, reliable information systems and qualified third-party capacity providers.  The largest expense related to the USAT Logistics segment is purchased transportation expense.  Other operating expenses consist primarily of salaries, wages and employee benefits.  The Company evaluates the financial performance of the USAT Logistics segment by reviewing gross margin (USAT Logistics operating revenue less purchased transportation expense) and the gross margin percentage (USAT Logistics operating revenue less purchased transportation expense expressed as a percentage of USAT Logistics operating revenue).  Gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity.  USAT Logistics often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins.

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

Results of Operations

The following tables summarize the consolidated statements of operations and percentage of consolidated operating revenue and the percentage change in the dollar amounts of those items compared to prior years.

	Year Ended December 31,
	2019			2018
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%
	(dollars in thousands)
Base revenue	$458,876	87.8%		$470,255	88.1%		(2.4)%
Fuel surcharge revenue	63,755	12.2		63,805	11.9		(0.1)
Operating revenue	522,631	100.0		534,060	100.0		(2.1)

Operating expenses	520,316	99.6	99.1	512,841	96.0	95.4	1.5
Operating income	2,315	0.4		21,219	4.0		(89.1)

Other expenses:
Interest expense	6,597	1.3		3,649	0.7		80.8
Other, net	572	0.1		992	0.2		(42.3)
Total other expenses, net	7,169	1.4		4,641	0.9		54.5
(Loss) income before income taxes	(4,854)	(0.9)		16,578	3.1		(129.3)
Income tax (benefit) expense	(156)	(0.0)		4,374	0.8		(103.6)

Consolidated net (loss) income	$(4,698)	(0.9)%		$12,204	2.3%		(138.5)%
1)	The adjusted operating ratio calculation for operating expenses is calculated as operating expenses, net of fuel surcharge revenue and other items, as a percentage of operating revenue excluding fuel surcharge revenue. Other items in this presentation are restructuring, impairment and other costs (reversals), severance costs included in salaries, wages and employee benefits, and amortization of acquisition related intangibles. See Note 13 to the Company’s consolidated financial statements included in Part II, Item 8, in this Form 10-K, for additional information regarding these costs. Also note, Adjusted operating ratio is a non-GAAP financial measure. See “Consolidated Reconciliations” below for the uses and limitations associated with adjusted operating ratio, and for reconciliations of non-GAAP financial measures to GAAP financial measures.

Key Operating Statistics by Segment

	December 31,
Trucking:	2019	2018
Operating revenue (before intersegment eliminations) (in thousands)	$377,093	$351,222
Operating (loss) income (1) (in thousands)	$(447)	$11,710
Adjusted operating income (2) (in thousands)	$1,370	$11,810
Operating ratio (3)	100.1%	96.7%
Adjusted operating ratio (4)	99.6%	96.1%
Total miles (5) (in thousands)	175,829	158,982
Deadhead percentage (6)	13.5%	13.9%
Base revenue per loaded mile	$2.156	$2.191
Average number of seated tractors	1,815	1,598
Average number of available tractors (7)	1,943	1,695
Average number of in-service tractors (8)	1,975	1,726
Loaded miles per available tractor per week	$1,502	$1,549
Base revenue per available tractor per week	$3,238	$3,394
Average loaded miles per trip	492	513

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$154,011	$190,992
Operating income (1) (in thousands)	$2,762	$9,509
Adjusted operating income (2) (in thousands)	$2,769	$9,684
Gross margin (9) (in thousands)	$22,892	$30,234
Gross margin percentage (10)	14.9%	15.8%
Load count (in thousands)	113.2	112.5
1)	Operating (loss) income is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income is calculated by deducting operating expenses (before intersegment eliminations) excluding restructuring, impairment and other costs (reversals), severance costs included in salaries, wages and employee benefits, and amortization of acquisition related intangibles, net of fuel surcharge revenue from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, restructuring, impairment and other costs (reversals), and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).
10)	Gross margin percentage is calculated as gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Consolidated Reconciliations

Pursuant to the requirements of Regulation S-K, Item 10(e) and Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio:

Adjusted Operating Ratio

	December 31,
	2019	2018
	(dollars in thousands)
Operating revenue	$522,631	$534,060
Less: Fuel surcharge revenue	(63,755)	(63,805)
Base revenue	$458,876	$470,255
Operating expense	520,316	512,841
Adjusted for:
Severance costs included in salaries, wages, and employee benefits (1)	(441)	(711)
Reversal of restructuring, impairment and other costs (2)	—	639
Amortization of acquisition related intangibles (3)	(1,383)	(203)
Fuel surcharge revenue	(63,755)	(63,805)
Adjusted operating expense	$454,737	$448,761
Operating income	$2,315	$21,219
Adjusted operating income	$4,139	$21,494
Operating ratio	99.6%	96.0%
Adjusted operating ratio	99.1%	95.4%

Segment Reconciliations:

Trucking Segment	December 31,
	2019	2018
	(dollars in thousands)
Operating revenue	$375,657	$347,729
Intersegment activity	1,436	3,493
Operating revenue (before intersegment eliminations)	377,093	351,222
Less: fuel surcharge revenue (before intersegment eliminations)	(49,059)	(48,122)
Base revenue	$328,034	$303,100
Operating expense (before intersegment eliminations)	$377,540	$339,512
Adjusted for:
Severance costs included in salaries, wages, and employee benefits (1)	(434)	(484)
Reversal of restructuring, impairment and other costs (2)	—	587
Amortization of acquisition related intangibles (3)	(1,383)	(203)
Fuel surcharge revenue	(49,059)	(48,122)
Adjusted operating expense	$326,664	$291,290
Operating (loss) income	$(447)	$11,710
Adjusted operating income	$1,370	$11,810
Operating ratio	100.1%	96.7%
Adjusted operating ratio	99.6%	96.1%

USAT Logistics Segment	December 31,
	2019	2018
	(dollars in thousands)
Operating revenue	$146,974	$186,331
Intersegment activity	7,037	4,661
Operating revenue (before intersegment eliminations)	154,011	190,992
Less: fuel surcharge revenue (before intersegment eliminations)	(15,532)	(16,429)
Base revenue	$138,479	$174,563
Operating expense (before intersegment eliminations)	$151,249	$181,483
Adjusted for:
Severance costs included in salaries, wages, and employee benefits (1)	(7)	(227)
Reversal of restructuring, impairment and other costs (2)	—	52
Fuel surcharge revenue	(15,532)	(16,429)
Adjusted operating expense	$135,710	$164,879
Operating income	$2,762	$9,509
Adjusted operating income	$2,769	$9,684
Operating ratio	98.2%	95.0%
Adjusted operating ratio	98.0%	94.5%
1)	During 2019 and 2018, the Company recognized $0.4 million and $0.7 million, respectively, in severance costs included in the “Salaries, wages and employee benefits” line item. See “Item 8. Financial Statements and Supplementary Data – Note 13: Restructuring, impairment and other costs” in this Form 10-K for further discussion.
2)	During 2018, the Company reversed $0.6 million in restructuring, impairment and other costs relating to the closure of the South Holland, Illinois maintenance facility that was reopened during first quarter 2018. See “Item 8. Financial Statements and Supplementary Data – Note 13: Restructuring, impairment and other costs” in this Form 10-K for further discussion.
3)	During 2019 and 2018, the Company recognized $1.4 million and $0.2 million, respectively, in amortization of acquisition related intangibles. See “Item 8. Financial Statements and Supplementary Data – Note 5: Intangible assets and goodwill” in this Form 10-K for further discussion.

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

Adjusted operating ratio is calculated as operating expenses less restructuring, impairment and other costs (reversals), severance costs included in salaries, wages and employee benefits, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.

USA Truck’s chief operating decision-maker focuses on adjusted operating ratio as an indicator of the Company’s performance from period to period.  Management believes fuel surcharge can be volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing results of operations.

Management believes its presentation of adjusted operating ratio is useful because it provides investors and securities analysts the same information that the Company uses internally for purposes of assessing its core operating performance.

Trucking operating revenue

During the year ended December 31, 2019, Trucking operating revenue (before intersegment eliminations) increased 7.4% to $377.1 million, compared to $351.2 million for the same period of 2018.  Trucking base revenue increased 8.2% to $328.0 million, from $303.1 million for the same period in 2018.  The positive changes in operating revenue and base revenue were primarily attributable to an 10.6% increase in total miles and a 13.6% increase in average seated tractors and a 40 basis point improvement in deadhead percentage, partially offset by a 4.6% decrease in base revenue per available tractor per week and a 1.6% decrease in base revenue per loaded.  The Company is continuing to refine the network to increase utilization and driver operational efficiency by transforming to a regional operations structure.

The freight environment proved very challenging during 2019.  A seasonally soft market, declining spot rates, and unrealized bid awards, coupled with increased trucking capacity in the market created an environment where shippers allocated larger portions of their freight to lower priced carrier options available through the spot market.

Trucking operating (loss) income

For the year ended December 31, 2019, operating loss was $0.4 million compared to a operating income of $11.7 million for the corresponding period in 2018, primarily resulting from the freight market challenges discussed above, combined with an 11.2% increase in operating expenses, a softening used equipment market, and a competitive driver market.

USAT Logistics operating revenue

During the year ended December 31, 2019, USAT Logistics operating revenue (before intersegment eliminations) decreased 19.4% to $154.0 million, from $191.0 million for the same period of 2018, resulting from an approximate 20.0% decrease in revenue per load, offset by a 16.7% decrease in operating expenses and a 0.6% increase in load count.  Overall, the decrease in operating revenues can be attributed to a challenging 2019 freight environment, marked by increased trucking capacity, unrealized bid awards and declining spot market rates.  Looking ahead, the Company will focus on increasing volume through strategic relationships with customers and technology partners.

USAT Logistics operating income

USAT Logistics generated operating income of $2.8 million for the year ended December 31, 2019, a decrease of $6.7 million, or 71.0%, compared to $9.5 million for the comparable period in 2018.  This change was the result of the decrease in operating revenue mentioned above, driven by decreased revenue per load and flat load volumes.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Year Ended December 31,								%
	2019				2018				change
			Adjusted				Adjusted
		Operating	Operating			Operating	Operating		2019 to
		Revenue	Ratio (1)			Revenue	Ratio (1)		2018
	$	%	%		$	%	%		%
Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$136,877	26.2%	29.7	% (1)	$130,407	24.4%	27.6	% (1)	5.0%
Fuel and fuel taxes	55,096	10.5	(1.9)	(1)(2)	55,158	10.3	(1.9)	(1)(2)	(0.1)
Depreciation and amortization	37,193	7.1	7.8	(1)	28,324	5.3	6.0	(1)	31.3
Insurance and claims	27,176	5.2	5.9		23,240	4.4	4.9		16.9
Equipment rent	10,174	2.0	2.2		10,840	2.0	2.3		(6.1)
Operations and maintenance	33,310	6.4	7.3		33,356	6.3	7.1		(0.1)
Purchased transportation	194,629	37.2	42.4		211,132	39.5	44.9		(7.8)
Operating taxes and licenses	4,843	0.9	1.1		3,814	0.7	0.8		27.0
Communications and utilities	3,488	0.7	0.8		2,849	0.5	0.6		22.4
Gain on disposal of assets, net	(495)	(0.1)	(0.1)		(2,361)	(0.4)	(0.5)		(79.0)
Impairment of assets held for sale	786	0.2	0.2		—	—	—		N/A
Reversal of restructuring, impairment and other costs	—	—	—		(639)	(0.1)	—	(1)	(100.0)
Other	17,239	3.3	3.7		16,721	3.1	3.6		3.1
Total operating expenses	$520,316	99.6%	99.1%		$512,841	96.0%	95.4%		1.5%
1)	Adjusted operating ratio is calculated as the applicable operating expense less restructuring, impairment and other costs (reversals), severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. See Note 13 to the Company’s consolidated financial statements included in Part II, Item 8, in this Form 10-K for additional information regarding these costs and GAAP to non-GAAP reconciliations above.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees.  Salaries, wages and employee benefits are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to its Company drivers, employee benefits (including, but not limited to, healthcare and workers’ compensation), and compensation and benefits paid to non-driver employees.  For the year ended December 31, 2019, salaries, wages and employee benefits expense increased by approximately $6.5 million, or 180 basis points as a percentage of operating revenue.  This change was primarily due to the impact of the Davis Transfer acquisition in the fourth quarter 2018, and a driver pay increase implemented during the third quarter of 2018.  Also, as part of a reduction in force during the fourth quarter of 2019, headcount in both operating segments was reduced in order to better align the non-driving support staff with the number of seated tractors.  The Company incurred expenses of approximately $0.2 million in implementing the reduction in force during the fourth quarter of 2019.

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

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment, and the number of miles driven by company drivers.  The slight decrease in fuel and fuel taxes for the year ended December 31, 2019 resulted from a 3.9% decrease in average diesel fuel prices per gallon year over year, as reported by the DOE, offset by a  with a 10.6% increase in total miles for the year ended December 31, 2019 when compared to the same period in 2018.  The primary reason for the increase in total miles was the purchase of Davis Transfer during the fourth quarter of 2018.

The Company continues to pursue fuel efficiency initiatives, purchasing newer, more fuel-efficient revenue equipment and implementing focused driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.  The Company expects to continue managing its idle time and truck speeds and partnering with customers to align fuel surcharge programs to recover a fair portion of rising fuel costs.  Looking ahead, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, empty mile percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company-owned tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment.  Equipment rent expenses are those related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.

In addition, the mix of finance and operating leases will cause fluctuations on a line item basis between equipment rent expense and depreciation and amortization expense.  Depreciation and amortization expense increased as a percentage of both operating and base revenue for the year ended December 31, 2019, compared to the same period in 2018, due in part to the acquisition of Davis Transfer Company in the fourth quarter of 2018 and the increased use of operating leases for trailers.  The decrease in equipment rent expense for the year ended December 31, 2019 was the result of the Company entering into two sale-leaseback transactions in the first half of 2019 for tractors, paired with increased use of operating leases for the acquisition of new revenue equipment.  Additionally, 2019 was negatively affected by additional depreciation on certain revenue equipment as a result of deterioration in pricing in the used equipment market.

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

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for bodily injury, property damage, cargo damage, and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims, and insurance premiums and self-insured amounts.  The increase in insurance and claims expense for the year ended December 31, 2019 was due in part to the operations of Davis Transfer, which was acquired in the fourth quarter of 2018, and to the increased auto liability expenses during the period.

The Company expects insurance and claims expense to continue to be volatile over the long-term, and in its October 2019 annual renewal experienced a significant rate increase.  In addition, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the industry is experiencing a decline in the number of carriers and underwriters that offer excess insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased.  These factors may cause the Company’s insurance and claims expense to increase if it has a similar experience at renewal or replacement, or the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses, and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-owned tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  For the year ended December 31, 2019, operations and maintenance expense was flat in terms of dollars spent, but increased approximately 20 basis points as a percentage of both operating and base revenue.  These changes were the result of maintenance cost savings stemming from the purchase of new revenue equipment and from efforts to decrease our dependence on outside repairs in more high volume locations.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads, and third-party carriers that haul loads brokered to them, including fuel surcharge reimbursement paid to such parties.

For the year ended December 31, 2019, the decrease in purchased transportation expense was due to a softening spot market.  In future periods, the Company is endeavoring to grow its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which, if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of expected regulatory changes.  In periods of increasing independent contractor capacity, the expected increases in compensation expense are shifted from employee driver wages and related expenses to the “Purchased transportation” line item, net of their fuel expense, maintenance and capital expenditures.

Gain on disposal of assets, net

During the year ended December 31, 2019, gain on disposal of assets, net, decreased when compared to the same periods in 2018, primarily due to the continued fluctuations in the used revenue equipment market.  Management believes the volatility in the used equipment market may continue into 2020 and beyond.

Restructuring, impairment and other costs

See Note 13 to the Company’s consolidated financial statements included in Part II, Item 8, in this Form 10-K for information regarding the restructuring, impairment and other costs incurred for the years ended December 31, 2019 and 2018, which is incorporated herein by reference.

Impairment on assets held for sale

As a result of lower prices received for disposals of our owned used revenue equipment in 2019, the Company recorded a $0.8 million asset impairment charge to write-down the carrying values of tractors held for sale at December 31, 2019.

Other expenses

During the year ended December 31, 2019, the increase in other expenses was primarily the result of increased professional services costs relating to various Company initiatives.

Consolidated Non-Operating Expenses

Interest expense, net

For the year ended December 31, 2019, the significant increase in interest expense, net was primarily the result of the Company’s acquisition of Davis Transfer Company in fourth quarter 2018.  (see Note 4 – Acquisition of Davis Transfer Company, and Note 7 – Long-term Debt).

Income tax (benefit) expense

The Company’s effective tax rate for the years ended December 31, 2019 and 2018, respectively, were 3.2% and 26.4%, respectively.  Generally, the Company’s effective tax rate of 21% is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  The recurring impact of this permanent non-deductible difference incurred in operating our business causes our tax rate to increase as our pretax earnings or loss approaches zero.  Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant capital investments.  In the Company’s Trucking segment, where capital investments are the most substantial, the primary investments are in new revenue equipment and to a lesser extent, in technology and working capital.  In the Company’s USAT Logistics segment, the primary investments are in technology and working capital.  USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, and proceeds from finance and operating leases.  Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that is triggered in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments.  Also, certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20% of the lenders’ total commitments.  Management believes the Company’s excess availability may fall below 20% and expects the Company to remain in compliance with the debt covenant during the next twelve months.

As of December 31, 2019, the Company had outstanding $7.4 million in letters of credit and had approximately $55.1 million available to borrow under the Credit Facility.  Net of cash, debt represented 70.9% of total capitalization.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Year Ended December 31,
	Category	2019	2018
Sources of cash:		(in thousands)
Operating activities - net	Operating	$43,463	$41,263
Proceeds from sale of property and equipment	Investing	10,183	10,349
Proceeds from operating sale-leaseback	Investing	—	5,323
Borrowings under long-term debt	Financing	85,600	84,254
Proceeds from obligation under finance lease	Financing	12,795	—

Uses of cash:
Acquisition of Davis Transfer Company (net of cash)	Investing	(305)	(51,440)
Capital expenditures	Investing	(34,675)	(15,019)
Payments of long-term debt	Financing	(102,110)	(59,859)
Principal payments on financing lease obligations	Financing	(14,016)	(14,180)
Payments on obligation under finance lease	Financing	(1,013)	—

Other (uses) sources - net	Financing	(814)	227
(Decrease) increase in cash		$(892)	$918

Operating activities

Our net cash provided by operating activities in 2019 increased from 2018 primarily due to higher depreciation and amortization, share-based compensation, and decreases in accounts and other receivables and inventories and prepaid expenses.  These items were offset by decreases in net income and insurance and claims accruals.

Debt and lease obligations

See “Item 8. Financial Statements and Supplementary Data – Note 7: Long-term Debt” and “Item 8. Financial Statements and Supplementary Data –Note 8: Leases and Right of Use Assets” in this Form 10-K for a discussion of the Company’s revolving Credit Facility, finance and operating lease obligations and insurance financing, which is incorporated by reference herein.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts.  The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for USA Truck than for its competitors, and has been minor over the past two years.

Fuel availability and cost

The trucking industry is dependent upon the availability of fuel.  In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, the U.S. National Average Diesel Fuel price decreased by 3.9% for year ended December 31, 2019 when compared to 2018.

As of December 31, 2019, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of December 31, 2019, USA Truck had total stockholders’ equity of $78.2 million and total debt including current maturities of $190.6 million, resulting in a total debt, less cash, to total capitalization ratio of 70.9% compared to 66.2% as of December 31, 2018.

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

A summary of the significant accounting policies followed in preparation of the Company’s financial statements is contained in “Item 8. Financial Statements and Supplementary Data – Note 1:  Description of Business and Summary of Significant Accounting Policies” of this Form 10-K.  The most critical accounting policies and estimates that affect the Company’s financial statements include the following:

Estimated useful lives and salvage values for purposes of depreciating tractors and trailers.  USA Truck operates a significant number of tractors and trailers in connection with its business.  The Company may purchase this equipment or acquire it under leases.  Purchased equipment is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under financing leases is recorded at the net present value of the minimum lease payments and is amortized on the straight-line method over the lease term.  Depreciable lives of tractors and trailers range from five years to fourteen years.  Salvage value is estimated at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal.

Goodwill and other intangibles.  As of December 31, 2019, the Company had $5.2 million in goodwill and $5.0 million for a trade name.  Our indefinite-lived intangible assets are not amortized, but subject to annual reviews during the fourth quarter for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure the indefinite-lived intangible assets for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have assessed the reporting unit definitions and determined that at December 31, 2019, the Trucking reporting unit is the appropriate reporting unit for testing our indefinite-lived intangible assets for impairment.

The Company computes the fair value of the reporting unit primarily using the income approach (discounted cash flow analysis).  The computations require management to make significant estimates.  Critical estimates used as part of these evaluations include, among other things, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and projected rate per mile assumptions and driver pay assumptions.  Our estimate of the future rate per mile and future asset utilization are critical assumptions used in our discounted cash flow analysis.  There were no impairments of our indefinite-lived intangible assets during 2019 or 2018.  In future periods, it is reasonably possible that a variety of circumstances could result in an impairment of our indefinite-lived intangible assets.

A discounted cash flow analysis requires us to make various judgmental assumptions about revenues, operating ratio, capital expenditures, working capital and rate per mile.  Assumptions of revenue, operating margins, capital expenditures and rates per mile are based on our budgets, business plans, economic projections, and anticipated future cash flows.  In determining the fair value of our reporting unit, we were required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business.  The forecast used for the period ended December 31, 2019 includes certain assumptions about future rate per mile, utilization and expected capital expenditures.  Assumptions are also made for a “normalized” perpetual growth rate for periods beyond the long range financial forecast period.

Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.  As a result, actual performance in the near and longer-term could be different from these expectations and assumptions.  This could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors, such as spot rates in the trucking and logistics industry as well as changes in customer behavior.  In addition, some of the inherent estimates and assumptions used in determining fair value of the reporting unit are outside the control of management, including interest rates, cost of capital and our credit ratings.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting unit and other intangible assets, it is possible a material change could occur.

Estimate of impairment of long lived assets.  We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We evaluate the carrying values of assets held for sale at the end of each reporting period.  We complete this evaluation by comparing the assets carrying value to its fair value using a market approach.  If the carrying value is in excess of the fair value an impairment is recorded for the difference.

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

Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation.  The primary claims arising against the Company consist of cargo, liability, personal injury, property damage, workers’ compensation, and employee medical costs.  The Company’s insurance programs typically involve self-insurance with high risk-retention levels.  Due to its significant self-insured retention amounts, the Company has exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts.  The Company accrues the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim.  Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  USA Truck records both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported.  The current portion of the accrual reflects the anticipated claims amounts expected to be paid in the next twelve months.

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

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data – Note 1: Description of Business and Summary of Significant Accounting Policies”.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company as of December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Truck, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of FASB Accounting Standards Codification Topic 842, Leases.

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

Tulsa, Oklahoma

February 19, 2020

USA Truck Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
Assets	2019	2018
Current assets:	(in thousands, except share data)
Cash	$97	$989
Accounts receivable, net of allowance for doubtful accounts of $369 and $575, respectively	49,853	57,189
Other receivables	5,408	5,688
Inventories	769	722
Assets held for sale	2,542	2,611
Prepaid expenses and other current assets	7,855	7,675
Total current assets	66,524	74,874
Property and equipment:
Land and structures	33,077	32,434
Revenue equipment	309,573	280,623
Service, office and other equipment	30,235	28,094
Property and equipment, at cost	372,885	341,151
Accumulated depreciation and amortization	(124,216)	(115,766)
Property and equipment, net	248,669	225,385
Operating leases - right of use assets	11,775	—
Goodwill	5,231	4,926
Other intangibles, net	16,453	17,837
Other assets	2,058	1,003
Total assets	$350,710	$324,025
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,421	$23,482
Current portion of insurance and claims accruals	12,466	15,852
Accrued expenses	6,518	9,366
Current finance lease obligations	30,779	17,292
Current operating lease obligations	6,050	—
Long-term debt, current maturities	6,165	4,435
Total current liabilities	91,399	70,427
Deferred gain	80	84
Long-term debt, less current maturities	83,349	85,300
Long-term finance lease obligations	58,397	53,460
Long-term operating lease obligations	5,812	—
Deferred income taxes	24,017	23,518
Insurance and claims accruals, less current portion	9,445	9,963
Total liabilities	272,499	242,752
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 11,987,572 shares, and 12,011,495 shares, respectively	120	120
Additional paid-in capital	63,238	66,433
Retained earnings	73,769	78,467
Less treasury stock, at cost (3,434,231 shares, and 3,650,060 shares, respectively)	(58,916)	(63,747)
Total stockholders’ equity	78,211	81,273
Total liabilities and stockholders’ equity	$350,710	$324,025

See accompanying notes to consolidated financial statements.

USA Truck Inc.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2019	2018
	(in thousands, except per share data)
Operating revenue	$522,631	$534,060

Operating expenses:
Salaries, wages and employee benefits	136,877	130,407
Fuel and fuel taxes	55,096	55,158
Depreciation and amortization	37,193	28,324
Insurance and claims	27,176	23,240
Equipment rent	10,174	10,840
Operations and maintenance	33,310	33,356
Purchased transportation	194,629	211,132
Operating taxes and licenses	4,843	3,814
Communications and utilities	3,488	2,849
Gain on disposal of assets, net	(495)	(2,361)
Impairment of assets held for sale	786	—
Reversal of restructuring, impairment and other costs	—	(639)
Other	17,239	16,721
Total operating expenses	520,316	512,841
Operating income	2,315	21,219

Other expenses:
Interest expense, net	6,597	3,649
Other, net	572	992
Total other expenses, net	7,169	4,641
(Loss) income before income taxes	(4,854)	16,578
Income tax (benefit) expense	(156)	4,374

Consolidated net (loss) income and comprehensive (loss) income	$(4,698)	$12,204

Net (loss) earnings per share:
Average shares outstanding (basic)	8,525	8,194
Basic (loss) earnings per share	$(0.55)	$1.49

Average shares outstanding (diluted)	8,525	8,218
Diluted (loss) earnings per share	$(0.55)	$1.49

See accompanying notes to consolidated financial statements.

USA Truck Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2017	12,142	121	68,667	65,460	(67,760)	66,488
Issuance of treasury stock	—	—	(4,013)	—	4,013	—
Stock-based compensation	—	—	1,164	—	—	1,164
Issuance of shares for acquisition	—	—	750	—	—	750
Forfeited restricted stock	(128)	(1)	1	—	—	—
Net share settlement related to restricted stock vesting	(2)	—	(136)	—	—	(136)
Net income	—	—	—	12,204	—	12,204
Balance at December 31, 2018, as originally filed	12,012	120	66,433	77,664	(63,747)	80,470
Correction of error (Note 14)	—	—	—	803	—	803
Balance at December 31, 2018, as revised	12,012	120	66,433	78,467	(63,747)	81,273
Issuance of treasury stock	—	—	(4,831)	—	4,831	—
Stock-based compensation	—	—	1,714	—	—	1,714
Forfeited restricted stock	(18)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(6)	—	(78)	—	—	(78)
Net loss	—	—	—	(4,698)	—	(4,698)
Balance at December 31, 2019	11,988	$120	$63,238	$73,769	$(58,916)	$78,211

See accompanying notes to consolidated financial statements.

USA Truck Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Operating activities:	(in thousands)
Net (loss) income	$(4,698)	$12,204
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,193	28,324
Provision for doubtful accounts	(145)	480
Deferred income tax, net	499	2,382
Share-based compensation	1,714	1,164
Gain on disposal of assets, net	(495)	(2,361)
Impairment of assets held for sale	786	—
Reversal of restructuring, impairment and other costs	—	(639)
Other	83	(205)
Changes in operating assets and liabilities:
Accounts and other receivables	7,761	2,771
Inventories and prepaid expenses	4,818	(426)
Accounts payable and accrued liabilities	186	(3,447)
Insurance and claims accruals	(3,184)	571
Other long-term assets and liabilities	(1,055)	445
Net cash provided by operating activities	$43,463	$41,263
Investing activities:
Acquisition of Davis Transfer Company (net of cash)	(305)	(51,440)
Capital expenditures	(34,675)	(15,019)
Proceeds from sale of property and equipment	10,183	10,349
Proceeds from operating sale-leaseback	—	5,323
Net cash used in investing activities	$(24,797)	$(50,787)
Financing activities:
Borrowings under long-term debt	85,600	84,254
Payments on long-term debt	(102,110)	(59,859)
Principal payments on financing lease obligations	(14,016)	(14,180)
Proceeds from obligation under finance lease	12,795	—
Payments on obligation under finance lease	(1,013)	—
Payment of debt issuance costs	(538)	—
Net change in bank drafts payable	(198)	363
Net payments for tax withholdings for vested stock-based awards	(78)	(136)
Net cash (used in) provided by financing activities	$(19,558)	$10,442
(Decrease) increase in cash	(892)	918
Cash:
Beginning of period	989	71
End of period	$97	$989
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,357	$3,719
Income taxes	1,232	3,651
Supplemental disclosure of non-cash investing:
Sales of revenue equipment included in accounts receivable	$—	$1,851
Purchase of revenue equipment included in accounts payable	3,019	—
Liability incurred for finance leases on revenue equipment	32,440	42,788

See accompanying notes to consolidated financial statements.

USA Truck Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

USA Truck Inc., a Delaware corporation and subsidiaries (together, the “Company”), is headquartered in Van Buren, Arkansas.  The Company transports freight throughout the contiguous United States, into and out of portions of Canada, and into and out of Mexico by offering through-trailer service from our terminal in Laredo, Texas.  The Company has two reportable segments: (i) Trucking, consisting of the Company’s truckload and dedicated freight service offerings, and (ii) USAT Logistics, consisting of the Company’s freight brokerage, logistics, and rail intermodal service offerings.

Basis of presentation

The accompanying consolidated financial statements include the accounts and operations of USA Truck Inc., and present our financial position as of December 31, 2019 and 2018 and the results of our operations, comprehensive (loss) income and cash flows for the years ended 2019 and 2018.  The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), and include all adjustments necessary for the fair presentation of the periods presented.

The accompanying consolidated financial statements include USA Truck Inc., and its wholly owned subsidiaries: International Freight Services, Inc. (“IFS”), a Delaware corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation, Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation, and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  Collectively, B & G, DTC, and DTL comprise “Davis Transfer Company”.  References in this report to “it,” “we,” “us,” “our,” or the “Company,” and similar expressions refer to USA Truck Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.  Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors which management believes to be reasonable under the circumstances.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

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

The following table provides a summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018, respectively.

	Year Ended December 31,
	2019	2018
	(in thousands)
Balance at beginning of year	$575	$639
Provision for doubtful accounts	(145)	480
Uncollectible accounts written off, net of recovery	(61)	(544)
Balance at end of year	$369	$575

Assets held for sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale.  Additionally, after such reclassification, there is no further depreciation taken on the asset.  In order for an asset to be classified as held for sale, management must approve and commit to a formal plan of disposition, the sale must be anticipated during the ensuing year, the asset must be actively marketed, available for immediate sale, and meet certain other specified criteria.  The Company recorded a charge of $0.8 million for the year ended December 31, 2019 to reduce assets held for sale to estimated fair value, less cost to sell.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses.  Goodwill is not amortized, but instead is evaluated for impairment periodically.  We evaluate goodwill for impairment annually during the fourth quarter, or more often if events or circumstances indicate that goodwill might be impaired.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  There were no impairments of goodwill during 2019 or 2018.

Intangibles

Intangibles include a trade name, non-compete agreement and customer relationships.  The non-compete agreement and customer relationships are subject to amortization and are both amortized on a straight-line basis over their useful lives.  We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable (see Note 5 – Intangible Assets and Goodwill).

Treasury stock

The Company uses the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost).  When the Company subsequently reissues these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid in capital, while any deficiency is charged to additional paid in capital.  The Company recorded charges to additional paid in capital of $4.8 million and $4.0 million for each of the years ended December 31, 2019 and 2018, respectively.  During 2019, these charges were for the issuance of shares awarded as equity grants.  During 2018, these charges were for the issuing of shares awarded as equity grants and for approximately $0.75 million used in our acquisition of Davis Transfer Company (see Note 4 – Acquisition of Davis Transfer Company).

(Loss) earnings per share data

The Company calculates basic (loss) earnings per share based on the weighted average number of its common shares outstanding for the applicable period.  The Company calculates diluted earnings per share based on the weighted average number of its common shares outstanding for the period plus all potentially dilutive securities using the treasury stock method, whereby the Company assumes that all such shares are converted into common shares at the beginning of the period, if deemed to be dilutive.  If the Company incurs a loss from continuing operations, the effect of potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  Performance shares are excluded from contingent shares for purposes of calculating diluted weighted average shares until the performance measure criteria is probable and shares are likely to be issued.

Dividend policy

The Company has not paid any dividends on its common stock to date, and does not anticipate paying any dividends at the present time.  The Company currently intends to retain all of its earnings, if any, for use in the expansion and development of its business and reduction of debt.  In the event the financial covenant is applicable under the Company’s Credit Facility, restrictions may be placed on our ability to pay dividends.  Future payments of dividends will depend upon the Company’s financial condition, results of operations, capital commitments, restrictions under then-existing agreements, legal requirements, and other factors the Company deems relevant.

Inventories

Inventories consist of tires and parts, and are stated at the lower of cost or net realizable value on a first-in first-out basis.

Property and equipment

Property and equipment is capitalized in accordance with the Company’s asset capitalization policy.  The capitalized property is depreciated by the straight-line method using the following estimated useful lives: structures – 15 years to 40 years; revenue equipment – 5 to 14 years; and service, office and other equipment – 3 to 10 years.  We capitalize tires placed in service on new revenue equipment as part of the equipment cost.  Replacement tires and recapping costs are expensed as incurred.

Depreciable lives and salvage value of assets; valuation of long-lived assets

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less cost to sell.  The Company performed the impairment analysis of the carrying value of its fleet, which is the lowest level of identifiable cash flows.  Our analysis of undiscounted cash flows indicated no impairment existed for long-lived assets at December 31, 2019 or 2018.

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

Restricted stock

Restricted stock cannot be sold by the recipient until its restrictions have lapsed.  The Company recognizes compensation expense related to these awards over the vesting periods based on the closing price of the Company’s common stock on the grant dates.  If these awards contain performance criteria the grant date fair value is set assuming performance at target, which is the expected level of achievement, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly.  These shares are considered issued and outstanding under the terms of the respective restricted stock agreements.

Revenue recognition

Revenue is measured based upon consideration specified in a contract with a customer.  The Company recognizes revenue when contractual performance obligations are satisfied by transferring the benefit of the service to our customer.  The benefit is transferred to the customer as the service is being provided and revenue is recognized accordingly via time based metrics.  A corresponding contract asset of $0.9 million and $1.1 million was recorded in the years ended December 31, 2019 and 2018, respectively, in the “Accounts receivable” line item.  The Company is entitled to receive payment as it satisfies performance obligations with customers.  The amount of remaining performance obligations relating to loads in process at 11:59 pm as of the end of each reporting period was deemed to be immaterial.  Our business consists of two reportable segments, Trucking and USAT Logistics (see Note 2 – Segment Reporting).

Disaggregation of revenue

The Company’s revenue types are freight revenue, fuel surcharge and accessorial.  Freight revenue represents the majority of our revenue and consists of fees earned for freight transportation, excluding fuel surcharge.  Fuel surcharge revenue consists of additional fees earned by the Company in connection with the performance of freight transportation services to partially or completely offset the cost of fuel.  Accessorial revenue consists of ancillary services provided by the Company, including but not limited to, stop-off charges, loading and unloading charges, tractor or trailer detention charges, expedited charges, repositioning charges, etc.  These accessorial charges are recognized as revenue throughout the service provided.  The following tables set forth revenue disaggregated by revenue type:

	Year Ended December 31,
	2019				2018
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total
Revenue type	(in thousands)
Freight	$323,109	$135,704	$(7,637)	$451,176	$298,726	169,665	(7,408)	$460,983
Fuel surcharge	49,059	15,532	(836)	63,755	48,122	16,429	(746)	63,805
Accessorial	4,925	2,775	—	7,700	4,374	4,898	—	9,272
Total	$377,093	$154,011	$(8,473)	$522,631	$351,222	$190,992	$(8,154)	$534,060

Accounting standards issued and adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which required lessees to recognize a right-of-use (“ROU”) asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  Lessor accounting under the new standard is substantially unchanged.  Additional qualitative and quantitative disclosures, including significant judgments made by management, are required.  The Company adopted the new standard beginning in the first quarter of 2019 using a modified retrospective transition approach, which included a number of practical expedients.  The effect of the adoption is reflected within the consolidated financial statements (see Note 8 - Leases and Right of Use Assets).

Accounting standards issued but not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  This update requires measurement and recognition of expected versus incurred credit losses for financial assets held.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for smaller reporting companies.  We are currently evaluating the effect of adopting ASU 2016-13.

NOTE 2. SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics.  In determining its reportable segments, the Company’s chief operating decision-maker focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

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

Customer Concentration

Services provided to the Company’s largest customer generated approximately 12% and 14% of consolidated operating revenue for the years ended December 31, 2019 and 2018, respectively, and operating revenue generated by this customer is reported in both the Trucking and USAT Logistics operating segments.  No other customer accounted for 10% or more of operating revenue in the stated reporting periods.

A summary of operating revenue by segment is as follows:

	Year Ended December 31,
	2019	2018
Operating revenue	(in thousands)
Trucking revenue (1)	$377,093	$351,222
Trucking intersegment eliminations	(1,436)	(3,493)
Trucking operating revenue	375,657	347,729
USAT Logistics revenue	154,011	190,992
USAT Logistics intersegment eliminations	(7,037)	(4,661)
USAT Logistics operating revenue	146,974	186,331
Total operating revenue	$522,631	$534,060
1)	Includes foreign revenue of $37.0 million and $41.5 million for the years ended December 31, 2019 and 2018, respectively.

A summary of operating (loss) income by segment is as follows:

	Year Ended December 31,
	2019	2018
Operating (loss) income	(in thousands)
Trucking	$(447)	$11,710
USAT Logistics	2,762	9,509
Total operating income	$2,315	$21,219

A summary of depreciation and amortization by segment is as follows:

	Year Ended December 31,
	2019	2018
Depreciation and amortization	(in thousands)
Trucking	$36,245	$27,632
USAT Logistics	948	692
Total depreciation and amortization	$37,193	$28,324

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Year Ended December 31,
	2019	2018 (2)
	(in thousands)
Prepaid licenses, permits and tolls	$1,438	$1,521
Prepaid insurance	4,596	4,628
Other (1)	1,821	1,526
Total prepaid expenses and other current assets	$7,855	$7,675
1)	No single item included within other prepaid expenses and other current assets exceeded 5.0% of our total current assets.

2)	See Note 14 – Correction of Immaterial Errors for information regarding a revision made during the first quarter of 2019.

NOTE 4. ACQUISITION OF DAVIS TRANSFER COMPANY

On October 18, 2018, USA Truck Inc. acquired 100% of the outstanding equity of Davis Transfer Company for $52.56 million in cash and $0.75 million in Company stock.  The acquisition of Davis Transfer Company allowed us to grow our base of drivers, expand and diversify our customer base, and improve our operating network of terminal facilities.  The purchase price was subject to a customary working capital adjustment post-closing.  The equity purchase agreement includes an agreement to execute an Internal Revenue Code Section 338(h)(10) election.  As a result, the acquisition of Davis was treated as an asset acquisition for income tax purposes and the $5.2 million in goodwill acquired was deductible for tax purposes.  Acquisition related expenses of $0.6 million were included in “Other, net” expenses line item in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2018.

The following unaudited pro forma financial information for the year ended December 31, 2018 assumes that the Davis Transfer Company acquisition occurred as of January 1, 2018.  Pro forma adjustments reflected in the financial information below relate to accounting policy changes such as changes in depreciation expense of revenue equipment, amortization of intangible assets, and accounting for certain operations and maintenance costs, along with other adjustments for terminal rent expense to align Davis Transfer Company results with those of the Company and income tax effects for the periods presented.

Year Ended December 31,
2018
(in thousands)
Operating revenue	$575,226
Net income	15,709

These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the period presented or that may be obtained in the future.

The following table summarizes the final fair value of the assets acquired and liabilities assumed at the closing date of the Davis Transfer Company acquisition.  A working capital adjustment of $0.3 million was recorded during 2019, which affected goodwill and the total cash consideration paid.

(in thousands)
Cash	$810
Accounts receivable	4,582
Other current assets	1,036
Property and equipment	25,604
Intangible assets	18,040
Goodwill	5,231
Total assets	55,303
Accounts payable and accrued expenses	(1,581)
Insurance accruals	(417)
Total consideration transferred	$53,305

Total Purchase Price Consideration
Cash paid	52,555
Stock granted	750
Total consideration	$53,305

Net cash paid	$51,745

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

The following tables summarizes the intangible assets and amortization expense for the years ended December 31, 2019 and 2018:

	December 31, 2019
	Amortization
	period	Gross	Accumulated	Net intangible
	(years)	Amount	Amortization	assets
	(dollars in thousands)
Trade name	indefinite	$5,000	$—	$5,000
Non-compete agreement	2	140	71	69
Customer relationships	10	12,900	1,516	11,384
Total intangible assets		$18,040	$1,587	$16,453

	December 31, 2018
	Amortization
	period	Gross	Accumulated	Net intangible
	(years)	Amount	Amortization	assets
	(dollars in thousands)
Trade name	indefinite	$5,000	$—	$5,000
Non-compete agreement	2	140	10	130
Customer relationships	10	12,900	193	12,707
Total intangible assets		$18,040	$203	$17,837

Amortization expense was $1.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.  Changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2019 is as follows:

	Trucking	USAT Logistics
	(in thousands)
Balance at December 31, 2018	$4,926	$—
Working capital adjustment	305	—
Balance at December 31, 2019	$5,231	$—

The above intangible assets have a weighted average life of 105 months.  The expected amortization of these assets for the next five successive years and thereafter is as follows:

(in thousands)
2020	$1,321
2021	1,288
2022	1,288
2023	1,288
2024	1,288
Thereafter	4,980
Total	$11,453

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	Year Ended December 31,
	2019	2018 (2)
	(in thousands)
Salaries, wages and employee benefits	$3,668	$5,775
Federal and state tax accruals	1,648	1,898
Other (1)	1,202	1,693
Total accrued expenses	$6,518	$9,366
1)	No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.
2)	See Note 14 – Correction of Immaterial Error for information regarding a revision made during the first quarter of 2019.

NOTE 7. LONG-TERM DEBT

Long-term debt consisted of the following:

	Year Ended December 31,
	2019	2018
	(in thousands)
Revolving credit agreement	$73,225	$85,300
Obligations under finance lease (Note 8)	11,783	—
Insurance premium financing	4,506	4,435
	89,514	89,735
Less current maturities	(6,165)	(4,435)
Total long-term debt	$83,349	$85,300

Credit facility

On January 31, 2019, the Company, entered into a five year, $225.0 million senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (the “Agent”) pursuant to the terms of an Amended and Restated Loan and Security Agreement.  The Credit Facility replaced the Company’s previous five year, $170.0 million senior secured revolving credit facility dated February 15, 2015.

The Credit Facility is structured as a $225.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million, exercisable in increments of at least $20.0 million.  The Credit Facility is a five year facility scheduled to terminate on January 31, 2024.  Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans”.  Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin adjusted quarterly between 0.25% and 0.75% based on the Company’s consolidated fixed charge coverage ratio.  LIBOR loans accrue interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin adjusted quarterly between 1.25% and 1.75% based on the Company’s consolidated fixed charge coverage ratio.  The Credit Facility includes, within its $225.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swingline sub-facility (the “Swingline”) in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

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

The Company had no overnight borrowings under the Swingline as of December 31, 2019.  The average interest rate for all borrowings made under the Credit Facility as of December 31, 2019 was 3.57%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of December 31, 2019, the Company had $7.4 million in letters of credit outstanding and had approximately $55.1 million available to borrow under the Credit Facility taking into account borrowing base availability.

Insurance premium financing

In October 2019, the Company entered into a short-term agreement to finance approximately $4.5 million with a third-party financing company for a portion of the Company’s annual insurance premiums.

In October 2018, the Company entered into short-term agreements to finance approximately $4.7 million to third-party financing companies for the Company’s annual insurance premiums.  During the third quarter of 2019, this note was paid in full.

NOTE 8. LEASES AND RIGHT OF USE ASSETS

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

As of December 31, 2019, the Company has entered into leases with lessors who do not participate in the Credit Facility.  Currently, such leases do not contain cross-default provisions with the Credit Facility.

Revenue Equipment

In addition to the revenue equipment owned by the Company, we currently lease 1,075 tractors and 806 trailers.  Of the leased revenue equipment, 802 tractors and 759 trailers are classified as finance leases and 273 tractors and 47 trailers are classified as operating leases.  Some of these assets are leased on a month-to-month basis and the leases can be terminated without penalty.  The lease term for these types of leases is determined by the length of the underlying customer contract or based on the judgment of management.  These leases are treated as short-term as the cumulative ROU is less than 12 months over the term of the contract.  The Company uses the leased revenue equipment for the same operational purposes as its owned equipment.

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

Components of Lease Expense

The components of lease expense for the year ended December 31, 2019 are as follows:

Year Ended
December 31, 2019
(in thousands)
Operating lease costs	$9,185
Finance lease costs:
Amortization of assets	13,711
Interest on lease liabilities	2,521
Total finance lease costs	16,232
Variable and short-term lease costs	989
Total lease costs	$26,406

Supplemental information and balance sheet location related to leases is as follows:

Year Ended
December 31, 2019
Operating leases:	(dollars in thousands)
Operating lease right-of-use assets	$11,775

Current operating lease obligations	6,050
Long-term operating lease obligations	5,812
Total operating lease liabilities	$11,862

Finance leases:
Property and equipment, at cost	120,236
Accumulated amortization	(30,990)
Property and equipment, net	$89,246

Current finance lease obligations	30,779
Long-term finance lease obligations	58,397
$89,176

Weighted average remaining lease term:	(in months)
Operating leases	45 months
Finance leases	44 months

Weighted average discount rate:
Operating leases	4.03%
Finance leases	3.34%

Supplemental cash flow information related to leases is as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$87
Operating cash flows from finance leases	2,521
Financing cash flows from finance leases	14,016

ROU assets obtained in exchange for lease liabilities:
Operating leases	2,319
Finance leases	32,440

Maturities of lease liabilities as of the year ended December 31, 2019 are as follows:

	Finance Leases	Operating Leases
	(in thousands)
2020	$33,334	$6,297
2021	12,488	1,948
2022	12,488	1,529
2023	23,346	1,179
2024	13,853	888
Thereafter	1,102	1,146
Total lease payments	96,611	12,987
Less: Imputed interest	(7,435)	(1,125)
Total lease obligations	89,176	11,862
Less: Current obligations	(30,779)	(6,050)
Long-term lease obligations	$58,397	$5,812

OTHER COMMITMENTS

As of December 31, 2019, the Company had $11.4 million in noncancellable commitments for purchases of revenue equipment.  We anticipate funding these commitments with cash flows from operating and financing activities.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for this space was approximately $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.  This expense is included in the “Operations and maintenance” line item in the accompanying consolidated statement of (loss) income and comprehensive (loss) income.

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

NOTE 9. FEDERAL AND STATE INCOME TAXES

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid.  We are subject to income taxes in the United States and numerous state jurisdictions.  Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2019	2018
Deferred tax assets:	(in thousands)
Accrued expenses not deductible until paid	$5,215	$7,017
Operating lease liabilities	2,981	—
Goodwill and intangible assets	1,426	1,353
Net operating loss carry forwards	1,643	245
Finance lease obligations	287	—
Revenue recognition	201	118
Equity incentive compensation	188	286
Allowance for doubtful accounts	168	207
Other	60	11
Total deferred tax assets	$12,169	$9,237

Deferred tax liabilities:
Tax over book depreciation	$(30,941)	$(31,009)
Operating leases - right of use assets	(2,959)	—
Prepaid expenses deductible when paid	(2,095)	(1,654)
Other	(191)	(92)
Total deferred tax liabilities	(36,186)	(32,755)
Net deferred tax liabilities	$(24,017)	$(23,518)

The Company has a federal net operating loss carryover of approximately $1.0 million that does not expire, but is subject to an 80% of taxable income utilization limitation in future years.  The Company also has certain state net operating loss carryovers of approximately $0.6 million that expire in varying years through 2039.  The Company expects to fully utilize its tax attributes in future years before they expire.

Significant components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018
Current:	(in thousands)
Federal	$(637)	$1,263
State	173	729
Total current	(464)	1,992
Deferred:
Federal	194	2,375
State	114	7
Total deferred	308	2,382
Total income tax (benefit) expense	$(156)	$4,374

A reconciliation between the effective income tax rate and the statutory federal income tax rate of 21% is as follows:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Income tax (benefit) expense at statutory federal rate	$(1,019)	$3,481
Federal income tax effects of:
State income tax benefit	(36)	(155)
Per diem and other nondeductible meals and entertainment	388	329
Non-deductible compensation	271	—
Other	(46)	(19)
Federal income tax (benefit) expense	(442)	3,636
State income tax expense	286	738
Total income tax (benefit) expense	$(156)	$4,374

Effective tax rate	3.2%	26.4%

The effective rates for 2019 and 2018 varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for our drivers.  Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate can be significant.  Additionally, during 2019 the Company’s tax rate was affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, as well as non-deductible officer compensation, resulting in an increase to tax expense and impacting the effective tax rate.

NOTE 10. EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014.  The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of December 31, 2019, 632,079 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

The components of compensation expense recognized, net of forfeiture recoveries, related to equity-based compensation is reflected in the table below for the years indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Stock options	$299	$—
Restricted stock awards	1,415	1,164
Equity compensation expense	$1,714	$1,164

Compensation expense related to all equity-based compensation awards granted under the Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.

Stock options

Stock options are the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time.  The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, and is recognized over the vesting period of the award.  Historically, the vesting period of option awards has been 3 or 4 years and awards are exercisable over a three to ten year term.  The Company granted incentive stock options during 2019.  There were no stock options outstanding for the year ended December 31, 2018.  The following table summarizes the stock option activity under the Incentive Plan for the year ended December 31, 2019:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value (in
	Number of	Price Per	Contractual	thousands)
	Shares	Share	Life (in years)	(1)
Options outstanding at December 31, 2018	—	$—	—	$—
Granted (2)	182,865	17.58	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(28,642)	16.84	—	—
Expired	—	—	—	—
Outstanding at December 31, 2019	154,223	$17.72	9.17	$—
Exercisable at December 31, 2019	—	$—	—	$—
1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of the Company’s common stock, as determined by the closing price on December 31, 2019 was $7.45.
2)	The weighted-average grant date fair value of options granted during 2019 was $9.12.
3)	The exercise prices of outstanding options granted range from $13.54 to $17.75 as of December 31, 2019.

As of December 31, 2019 approximately $1.1 million of unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 3.2 years.

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

Information related to the restricted stock awarded for the years ended December 31, 2019 and 2018 is as follows:

	Number of	Weighted-Average Grant
	Shares	Date Fair Value (1)
Nonvested shares – December 31, 2017	238,937	$9.71
Granted	175,563	24.79
Forfeited	(139,000)	12.31
Vested	(23,631)	18.23
Nonvested shares – December 31, 2018	251,869	$17.99
Granted	283,077	16.91
Forfeited	(84,620)	16.36
Vested	(61,084)	21.92
Nonvested shares – December 31, 2019	389,242	$16.94

1)	The shares were valued at the closing price of the Company’s common stock on the date(s) specified by the award agreements.

The fair value of restricted stock that vested during the year is as follows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Restricted stock	$815	$548

As of December 31, 2019, approximately $2.9 million of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a weighted-average period of 2.5 years.

Employee benefit plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members.  Employees can contribute up to any percentage of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee.  Employees’ rights to employer contributions vest after two years from their date of employment.  The Company’s matching contributions to the plan were approximately $0.7 million and $0.8 million for the years ended December 31, 2019 and 2018.

NOTE 11. (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year Ended December 31,
	2019	2018
Numerator:	(in thousands, except per share amounts)
Net (loss) income	$(4,698)	$12,204
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,525	8,194
Effect of dilutive securities:
Employee restricted stock and incentive stock options	—	24
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,525	8,218
Basic (loss) earnings per share	$(0.55)	$1.49
Diluted (loss) earnings per share	$(0.55)	$1.49
Weighted average anti-dilutive employee restricted stock and incentive stock options	433	77

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

The following tables summarize the Company’s liabilities, charges, and cash payments related to the restructuring, impairment and other costs for the year ended December 31, 2018:

	Accrued			Accrued
	Balance	Costs		Balance
	December 31,	Incurred /		December 31,
	2017	(reversal)	Payments	2018
	(in thousands)
Facility closing expenses	$770	$(639)	$(131)	$—

A summary of the Company’s restructuring, impairment and other costs (reversal) by segment for the year ended December 31, 2018:

	Year Ended December 31,
	2019	2018
Costs incurred (reversal) by segment	(in thousands)
Trucking	$—	$(587)
USAT Logistics	—	(52)
Total	$—	$(639)

Severance costs included in salaries, wages, employee benefits

2019

As part of a reduction in force, headcount was reduced during the fourth quarter 2019 with the intent of aligning the non-driving support staff with the number of seated tractors.    Total costs associated with the reduction were $0.2 million and were recorded in the “Salaries, wages and employee benefits” line item in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.  At December 31, 2019, the Company had accrued severance costs associated with the reduction in force of approximately $0.04 million.

During the first quarter of 2019, Johannes Hugo resigned as Senior Vice President - Trucking Operations.  Pursuant to Mr. Hugo’s resignation, the Executive Compensation Committee (the “Committee”) approved a separation agreement with Mr. Hugo (the “Hugo Separation Agreement”).  Pursuant to the Hugo Separation Agreement, Mr. Hugo received (i) salary continuation through April 6, 2019, (ii) vesting of 1,934 shares of restricted stock that vested on March 22, 2019, (iii) noncompete payments equal to his then-current base salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, and (iv) a prorated cash payment, if and to the extent earned, under the short-term cash incentive compensation program adopted by the Committee for 2019.  In addition, the Hugo Separation Agreement contained a customary release of claims in favor of the Company.  During fourth quarter 2019, it was determined that no short-term cash incentive was earned by Mr. Hugo.  Total costs associated with Mr. Hugo’s resignation were $0.3 million and were recorded in the “Salaries, wages and employee benefits” line item in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.  At December 31, 2019, the Company had accrued severance costs associated with the Hugo Separation Agreement of $0.07 million.

2018

During the first quarter of 2018, the Company announced the retirement of James Craig, the Company’s former Executive Vice President, Chief Commercial Officer, and President – USAT Logistics.  Effective March 23, 2018, in connection with Mr. Craig’s retirement, the Committee approved a separation agreement (the “Craig Separation Agreement”) with the following terms: (i) salary continuation through May 31, 2018, (ii) non-compete payments equal to his current salary for a period of twelve months subject to ongoing compliance with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants in favor of the Company, (iii) a prorated cash payment under the short-term cash incentive compensation program adopted by the Committee for 2018, and (iv) accelerated vesting of 5,488 shares of time-vested restricted stock of the Company scheduled to vest on July 30, 2018 and 5,488 shares of performance-vested restricted stock of the Company scheduled to vest on July 30, 2018 depending on performance relative to USAT Logistics performance goals.  Total costs associated with Mr. Craig’s retirement were $0.7 million and were recorded in the “Salaries, wages and employee benefits” line item in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.  At December 31, 2019, all costs associated with the Craig Separation Agreement were paid in full.

The following tables summarize the Company’s liabilities, charges, and cash payments related to severance costs incurred during the years ended December 31, 2019 and 2018:

	Accrued			Accrued
	Balance			Balance
	December 31,	Costs		December 31,
	2018	Incurred	Payments	2019
	(in thousands)
Severance costs included in salaries, wages and employee benefits	$247	$441	$(575)	$113

	Accrued			Accrued
	Balance			Balance
	December 31,	Costs		December 31,
	2017	Incurred	Payments	2018
	(in thousands)
Severance costs included in salaries, wages and employee benefits	$35	$711	$(499)	$247

A summary of the Company’s severance costs included in salaries, wages and employee benefits by segment for the years ended December 31, 2019 and 2018 is below:

	Year Ended December 31,
	2019	2018
Costs incurred by Segment	(in thousands)
Trucking	$434	$484
USAT Logistics	7	227
Total	$441	$711

NOTE 14. CORRECTION OF IMMATERIAL ERRORS

In connection with the preparation of our consolidated financial statements for the three months ended March 31, 2019, we identified immaterial errors related to the recognition of certain income and expenses in the prior quarterly and annual periods.  In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the errors and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended March 31, 2019.  Accordingly, we have adjusted our consolidated balance sheet at December 31, 2018.

The effects of the adjustment on the individual line items within our consolidated balance sheet at December 31, 2018 were as follows:

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

Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.          CONTROLS AND PROCEDURES

In accordance with the requirements of the Exchange Act and SEC rules and regulations promulgated thereunder, the Company has established and maintains disclosure controls and procedures and internal control over financial reporting. Management, including the Company’s Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”), does not expect that the Company’s disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors.  Management, with the participation of the PEO and the PFO conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of December 31, 2019 the PEO and PFO have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal controls over financial reporting was conducted based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the criteria set forth in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting is effective at the reasonable assurance level as of December 31, 2019.

The Company’s internal control over financial reporting as of December 31, 2019, has been audited by Grant Thornton LLP, independent registered public accountants, as attested to in their report included herein.

Change in Internal Control over Financial Reporting

No change occurred in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

USA Truck, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of USA Truck, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements.

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

February 19, 2020

Item 9B.          OTHER INFORMATION

None

PART III

Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is hereby incorporated by reference to the information set forth under the sections entitled “Proposal One: Election of Directors,” “Continuing Directors,” “Executive Officers,” “Corporate Governance – The Board of Directors and Its Committees – Other Board and Corporate Governance Matters,” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Audit Committee” contained in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC (the “2020 Proxy”).

Item 11.          EXECUTIVE COMPENSATION

The information required in this Item 11 is hereby incorporated by reference to the information set forth under the sections entitled “Executive Compensation” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Executive Compensation Committee” contained in the 2020 Proxy.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is hereby incorporated by reference to the information set forth under the sections entitled ”Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” contained in the 2020 Proxy.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is hereby incorporated by reference to the information set forth under the sections entitled “Certain Transactions” and “Corporate Governance – The Board of Directors and Its Committees – Board of Directors – Director Independence” contained in the 2020 Proxy.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item 14 is hereby incorporated by reference to the information set forth under the section entitled “Independent Registered Public Accounting Firm” contained in the 2020 Proxy.

PART IV

Item 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
	(a) The following documents are filed as a part of this report:
1.	Financial statements. Included in Part II, Item 8 of this report.	46
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
2

Equity Purchase Agreement by and among the Company and the equity holders of Davis Transfer Company Inc., Davis Transfer Logistics Inc., and B & G Leasing, L.L.C. (incorporated by reference to Exhibit 2 to the Company’s annual report on Fom 10-K for the year ended December 31, 2018)

3.01

Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013)

3.02		Bylaws of USA Truck Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 24, 2017)
4.01

Specimen stock certificate representing shares of common stock, $.01 par value, of USA Truck, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017)

4.02	#	Description of securitites of USA Truck Inc. registered under Section 12 of the Exchange Act
10.01*		Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2011)
10.02*		Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013)
10.03*		USA Truck Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission April 25, 2014)
10.04

Loan and Security Agreement, dated January 31, 2019, between the Company and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.05*		Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form l0-K for the year ended December 31, 2015)
10.06*		Form of Executive Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2015)
10.07*		Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016)
10.8*		Employment Letter between the Company and James D. Reed (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2016)
10.9*

Executive Severance and Change of Control Agreement between the Company and James D. Reed (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2016)

10.10*

First Amendment to the USA Truck  Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission April 7, 2017)

10.11*

First Amendment to Executive Severance and Change in Control Agreement, between the Company and James Reed (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017)

10.12*

Letter Agreement, dated April 18, 2017, between the Company and Jason Bates (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017)

10.13*

Executive Severance and Change in Control Agreement, dated April 18, 2017, between the Company and Jason Bates (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017)

10.14*		Employment Letter between the Company and Timothy W. Guin (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018)
10.15*

Executive Severance and Change in Control Agreement between the Company and Timothy W. Guin, dated April 23, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018)

10.16

Letter Agreement, dated March 23, 2018, between the Company and George T. Henry (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2018)

10.17

Executive Severance and Change in Control Agreement between the Company and George T. Henry, dated March 23, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2018)

10.18		Second Amendment to the USA Truck Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 4, 2019)
21	#	Subsidiaries of USA Truck Inc.
23.01	#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.01	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	##	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	##	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover page Interactive Data File formatted as Inline XBRL (contained in Exhibit 101)

*    Management contract or compensatory plan, contract or arrangement.

#    Filed herewith.

##  Furnished herewith.

Item 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK, INC.

(Registrant)

By:	/s/ James D. Reed
James D. Reed
President and Chief Executive Officer

Date:	February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander D. Greene
Alexander D. Greene	Chairman of the Board and Director	February 19, 2020

/s/ James D. Reed	President, Chief Executive Officer and Director
James D. Reed	(Principal Executive Officer)	February 19, 2020

/s/ Jason R. Bates	Executive Vice President and Chief Financial Officer
Jason R. Bates	(Principal Financial Officer)	February 19, 2020

/s/ Zachary B. King	Vice President and Corporate Controller
Zachary B. King	(Principal Accounting Officer)	February 19, 2020

/s/ Thomas M. Glaser
Thomas M. Glaser	Director	February 19, 2020

/s/ Robert E. Creager
Robert E. Creager	Director	February 19, 2020

/s/ Gary R. Enzor
Gary R. Enzor	Director	February 19, 2020

/s/ Barbara J. Faulkenberry
Barbara J. Faulkenberry	Director	February 19, 2020

/s/ M. Susan Chambers
M. Susan Chambers	Director	February 19, 2020