Form 10-Q
period 2020-03-31
USA TRUCK INC
filed 2020-05-08
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock, as of May 1, 2020, was 8,687,518.

USA TRUCK INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets	March 31, 2020	December 31, 2019
Current assets:	(in thousands, except share data)
Cash	$85	$97
Accounts receivable, net of allowance for doubtful accounts of $654 and $369, respectively	53,223	49,853
Other receivables	9,896	5,408
Inventories	719	769
Assets held for sale	245	2,542
Prepaid expenses and other current assets	8,822	7,855
Total current assets	72,990	66,524
Property and equipment:
Land and structures	34,000	33,077
Revenue equipment	317,329	309,573
Service, office and other equipment	30,388	30,235
Property and equipment, at cost	381,717	372,885
Accumulated depreciation and amortization	(133,808)	(124,216)
Property and equipment, net	247,909	248,669
Operating leases - right of use assets	9,830	11,775
Goodwill	5,231	5,231
Other intangibles, net	16,113	16,453
Other assets	1,478	2,058
Total assets	$353,551	$350,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,387	$29,421
Current portion of insurance and claims accruals	11,575	12,466
Accrued expenses	7,982	6,518
Current finance lease obligations	29,363	30,779
Current operating lease obligations	4,602	6,050
Long-term debt, current maturities	4,613	6,165
Total current liabilities	84,522	91,399
Deferred gain	46	80
Long-term debt, less current maturities	95,501	83,349
Long-term finance lease obligations	56,847	58,397
Long-term operating lease obligations	5,347	5,812
Deferred income taxes	25,769	24,017
Insurance and claims accruals, less current portion	9,445	9,445
Total liabilities	277,477	272,499
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 11,961,748 shares, and 11,987,572 shares, respectively	120	120
Additional paid-in capital	59,325	63,238
Retained earnings	71,218	73,769
Less treasury stock, at cost (3,222,972 shares, and 3,434,231 shares, respectively)	(54,589)	(58,916)
Total stockholders’ equity	76,074	78,211
Total liabilities and stockholders’ equity	$353,551	$350,710

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND

COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per share data)
Operating revenue	$126,773	$133,974

Operating expenses:
Salaries, wages and employee benefits	35,845	36,090
Fuel and fuel taxes	11,863	13,631
Depreciation and amortization	10,011	8,818
Insurance and claims	5,857	7,280
Equipment rent	2,292	2,720
Operations and maintenance	8,896	7,273
Purchased transportation	47,814	48,281
Operating taxes and licenses	1,159	1,117
Communications and utilities	813	767
Loss (gain) on disposal of assets, net	38	(145)
Other	4,497	4,221
Total operating expenses	129,085	130,053
Operating (loss) income	(2,312)	3,921

Other expenses:
Interest expense, net	1,684	1,741
Other, net	46	137
Total other expenses, net	1,730	1,878
(Loss) income before income taxes	(4,042)	2,043
Income tax (benefit) expense	(1,491)	542

Consolidated net (loss) income and comprehensive (loss) income	$(2,551)	$1,501

Net (loss) earnings per share:
Average shares outstanding (basic)	8,633	8,375
Basic (loss) earnings per share	$(0.30)	$0.18

Average shares outstanding (diluted)	8,633	8,399
Diluted (loss) earnings per share	$(0.30)	$0.18

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
	(in thousands)
Balance at December 31, 2019	11,988	$120	$63,238	$73,769	$(58,916)	$78,211
Issuance of treasury stock	—	—	(4,327)	—	4,327	—
Stock-based compensation	—	—	471	—	—	471
Forfeited restricted stock	(15)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(11)	—	(57)	—	—	(57)
Net loss	—	—	—	(2,551)	—	(2,551)
Balance at March 31, 2020	11,962	$120	$59,325	$71,218	$(54,589)	$76,074

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
	(in thousands)
Balance at December 31, 2018	12,012	$120	$66,433	$78,467	$(63,747)	$81,273
Issuance of treasury stock	—	—	(4,558)	—	4,558	—
Stock-based compensation	—	—	589	—	—	589
Net share settlement related to restricted stock vesting	(5)	—	(72)	—	—	(72)
Net income	—	—	—	1,501	—	1,501
Balance at March 31, 2019	12,007	$120	$62,392	$79,968	$(59,189)	$83,291

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Operating activities:	(in thousands)
Net (loss) income	$(2,551)	$1,501
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,011	8,818
Deferred income tax, net	1,752	945
Share-based compensation	471	589
Loss (gain) on disposal of assets, net	38	(145)
Other	33	139
Changes in operating assets and liabilities:
Accounts and other receivables	(6,600)	(4,942)
Inventories and prepaid expenses	(917)	(403)
Accounts payable and accrued liabilities	109	754
Insurance and claims accruals	(594)	1,418
Other long-term assets and liabilities	581	(710)
Net cash provided by operating activities	$2,333	$7,964
Investing activities:
Acquisition of Davis Transfer Company (net of cash)	—	(305)
Capital expenditures	(11,137)	(17,041)
Proceeds from sale of property and equipment	1,036	5,858
Net cash used in investing activities	$(10,101)	$(11,488)
Financing activities:
Borrowings under long-term debt	21,025	12,050
Payments on long-term debt	(10,425)	(6,235)
Principal payments on financing lease obligations	(4,150)	(3,110)
Net change in bank drafts payable	1,363	486
Net payments for tax withholdings for vested stock-based awards	(57)	(72)
Net cash provided by financing activities	$7,756	$3,119
Decrease in cash	(12)	(405)
Cash:
Beginning of period	97	989
End of period	$85	$584
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,450	$1,482
Income taxes	5	—
Supplemental disclosure of non-cash investing:
Sales of revenue equipment included in accounts receivable	$1,259	$—
Purchase of revenue equipment included in accounts payable	—	3,214

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2020

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc., and present our financial position as of March 31, 2020 and December 31, 2019 and the results of our operations, comprehensive (loss) income and cash flows for the three months ended March 31, 2020 and 2019.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States.  Additionally, the Company has elected to utilize certain abbreviated reporting requirements available to smaller reporting companies. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

These condensed consolidated financial statements and notes are unaudited.  However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2020.

The accompanying condensed consolidated financial statements include USA Truck Inc., and its wholly owned subsidiaries: International Freight Services, Inc. (“IFS”), a Delaware corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation, Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation, and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  Collectively, B & G, DTC, and DTL comprise “Davis Transfer Company”.  References in this report to “it,” “we,” “us,” “our,” or the “Company,” and similar expressions refer to USA Truck Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in preparing the condensed consolidated financial statements.  Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

Change in estimate

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect current estimates of the value of such equipment upon its retirement.  This change is being accounted for as a change in estimate.  During the quarter ended March 31, 2020, this change in estimate resulted in an increase in depreciation and amortization expense of approximately $0.4 million.

Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.  In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business.  However, we are monitoring the progression of the pandemic, further government response and development of treatments and vaccines and their potential effect on our financial position, results of operations, cash flows and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our first quarter financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision and recoverability of certain receivables.  Should the pandemic continue for an extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Accounting standards issued but not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  This update requires measurement and recognition of expected versus incurred credit losses for financial assets held.  For smaller reporting companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We are currently evaluating the effect of adopting ASU 2016-13.

NOTE 2 – REVENUE RECOGNITION

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended March 31,
	2020				2019
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total
Revenue type	(in thousands)
Freight	$80,903	$31,667	$(2,874)	$109,696	$81,423	$36,630	$(2,210)	$115,843
Fuel surcharge	11,287	3,077	(172)	14,192	11,765	3,842	(167)	15,440
Accessorial	1,804	1,081	—	2,885	1,714	977	—	2,691
Total	$93,994	$35,825	$(3,046)	$126,773	$94,902	$41,449	$(2,377)	$133,974

At March 31, 2020 and December 31, 2019, the Company had contract assets of $1.3 million and $0.9 million, respectively.

NOTE 3 – SEGMENT REPORTING

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

A summary of operating revenue by segment is as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating revenue	(in thousands)
Trucking revenue (1)	$93,994	$94,902
Trucking intersegment eliminations	(994)	(341)
Trucking operating revenue	93,000	94,561
USAT Logistics revenue	35,825	41,449
USAT Logistics intersegment eliminations	(2,052)	(2,036)
USAT Logistics operating revenue	33,773	39,413
Total operating revenue	$126,773	$133,974

1)	Includes foreign revenue of $8.6 million and $9.5 million for the three months ended March 31, 2020 and 2019, respectively.

A summary of operating (loss) income by segment is as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating (loss) income	(in thousands)
Trucking	$(1,688)	$1,609
USAT Logistics	(624)	2,312
Total operating (loss) income	$(2,312)	$3,921

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended
	March 31,
	2020	2019
Depreciation and amortization	(in thousands)
Trucking	$9,776	$8,579
USAT Logistics	235	239
Total depreciation and amortization	$10,011	$8,818

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014.  The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of March 31, 2020, 462,253 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Salaries, wages and employee benefits	$5,221	$3,668
Federal and state tax accruals	1,582	1,648
Other (1)	1,179	1,202
Total accrued expenses	$7,982	$6,518

1)	No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 6 –DEBT

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Revolving credit agreement	$86,000	$73,225
Sale leaseback finance obligations	11,138	11,783
Insurance premium financing (2019)	2,976	4,506
	100,114	89,514
Less current maturities	(4,613)	(6,165)
Total long-term debt	$95,501	$83,349

Credit facility

On January 31, 2019, the Company, entered into a five year, $225.0 million senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (the “Agent”) pursuant to the terms of an Amended and Restated Loan and Security Agreement.  The Credit Facility replaced the Company’s previous five year, $170.0 million senior secured revolving credit facility dated February 15, 2015.  On April 7, 2020, the Company, in accordance with the terms of the Credit Agreement, provided notice to the Agent that effective as of April 20, 2020, the Company was permanently reducing the revolving credit commitment under the Credit Agreement by $55.0 million such that the revolving credit commitment will be $170.0 million.  The reduction in the revolving credit commitment will also reduce the fees paid by the Company in connection with such commitment.

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

The Company had approximately $0.1 million in borrowings under the Swingline as of March 31, 2020.  The average interest rate including all borrowings made under the Credit Facility as of March 31, 2020 was 2.99%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of March 31, 2020, the Company had $7.4 million in letters of credit outstanding and had approximately $37.9 million available to borrow under the Credit Facility taking into account borrowing base availability.

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

NOTE 7 – LEASES

The components of lease expense for each of the periods presented are as follows:

	March 31, 2020	March 31, 2019
	(in thousands)
Operating lease costs	$2,166	$2,159
Finance lease costs:
Amortization of assets	4,723	2,691
Interest on lease liabilities	790	546
Total finance lease costs	5,513	3,237
Variable and short-term lease costs	127	561
Total lease costs	$7,806	$5,957

Supplemental information and balance sheet location related to leases is as follows:

	March 31, 2020	December 31, 2019
Operating leases:	(dollars in thousands)
Operating lease right-of-use assets	$9,830	$11,775

Current operating lease obligations	4,602	6,050
Long-term operating lease obligations	5,347	5,812
Total operating lease liabilities	$9,949	$11,862

Finance leases:
Property and equipment, at cost	121,421	120,236
Accumulated amortization	(35,464)	(30,990)
Property and equipment, net	$85,957	$89,246

Current finance lease obligations	29,363	30,779
Long-term finance lease obligations	56,847	58,397
	$86,210	$89,176

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	47 months	45 months
Finance leases	41 months	44 months

Weighted average discount rate:
Operating leases	4.02%	4.03%
Finance leases	3.34%	3.34%

Supplemental cash flow information related to leases is as follows for the three months ended:

	March 31, 2020	March 31, 2019
Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$33	$2,067
Operating cash flows from finance leases	790	546
Financing cash flows from finance leases	4,150	3,110

ROU assets obtained in exchange for lease liabilities:
Operating leases	—	563
Finance leases	1,184	4,327

OTHER COMMITMENTS

As of March 31, 2020, the Company had $7.3 million in noncancellable commitments for acquisition of revenue equipment.  We anticipate funding these commitments with cash flows from operating and financing activities.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for this space was approximately $0.04 million for the three months ended March 31, 2020 and 2019.  This expense is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statement of (loss) income and comprehensive (loss) income.

NOTE 8 – INCOME TAXES

During the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was 36.9% and 26.5%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

As of March 31, 2020, the Company had an income tax receivable of approximately $5.0 million presented in the “Other receivables” line item in the condensed consolidated balance sheet.

During the three months ended March 31, 2020 our effective tax rate during the period was higher than the statutory rate primarily as a result of changes stemming from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted during the period, which allows a 5 year federal net operating loss carryback for federal income tax purposes to tax periods where the federal statutory rate was 35%, resulting in an increased tax benefit.  During the first quarter of 2019, the Company’s tax rate was negatively affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, as well as a non-deductible officer compensation, resulting in an increase to tax expense and the effective tax rate.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate.  As such, we have used a cut-off method to calculate taxes for the three months ended March 31, 2020.

NOTE 9 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended
	March 31,
	2020	2019
Numerator:	(in thousands, except per share amounts)
Net (loss) income	$(2,551)	$1,501
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,633	8,375
Effect of dilutive securities:
Employee restricted stock and incentive stock options	—	24
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,633	8,399
Basic (loss) earnings per share	$(0.30)	$0.18
Diluted (loss) earnings per share	$(0.30)	$0.18
Weighted average anti-dilutive employee restricted stock and incentive stock options	439	260

NOTE 10 – LEGAL PROCEEDINGS

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

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning acquisitions, or proposed new services or developments;
●	any statement regarding future economic conditions or performance;
●	any statement of belief and any statement of assumptions underlying any of the foregoing; and
●	any statement about the expected impact, evolution, duration or severity of the novel coronavirus (COVID-19) global pandemic, including our anticipated actions and responses thereto and the potential impact on our business, operations, customers, employees, financial results and financial condition.

In this Quarterly Report on Form 10-Q, statements relating to:

●	risks resulting from outbreaks or other public health crises, including COVID-19,
●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers and customer-facing employees,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future efforts of restructuring actions,
●	future deployment of technology, including front and inside-facing event recorders,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,

●	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
●	future asset sales of non-revenue assets,
●	future impact of regulations, including enforcement of the ELD mandate,
●	future use of derivative financial instruments,
●	our strategy,
●	our intention about the payment of dividends,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	future equipment market,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of the independent contractor fleet, and
●	future income tax rates.

among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “focus,” “intends,” “plans,” “goals,” “may,” “if,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A, Risk Factors,” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and other filings with the Securities and Exchange Commission (the “SEC”).

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

References to the “Company,” “we,” “us,” “our” or similar terms refer to USA Truck Inc. and its subsidiaries.

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

Business Overview – a general description of our business, the organization of our operations and the service offerings that comprise our operations.

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

Fuel and fuel tax expense can fluctuate significantly with diesel fuel prices.  To mitigate the Company’s exposure to fuel price increases, it recovers from its customers fuel surcharges that historically have recouped a majority of the increased fuel costs; however, the Company cannot assure the recovery levels experienced in the past will continue in future periods.  Although the Company’s fuel surcharge program mitigates some exposure to rising fuel costs, the Company continues to have exposure to increasing fuel costs related to deadhead miles, out-of-route miles, fuel inefficiency due to engine idle time and other factors, including the extent to which the surcharges paid by customers are insufficient to compensate for higher fuel costs, particularly in times of rapidly increasing fuel prices.  The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles.  The fuel surcharge is billed on a lagging basis, meaning the Company typically bills customers in the current week based on the previous week’s applicable United States Department of Energy (the “DOE”) Diesel Fuel Index.  Therefore, in times of increasing fuel prices, the Company does not recover as much in fuel surcharge revenue as it pays for fuel.  In periods of declining prices, the opposite is experienced.

The key statistics used to evaluate Trucking segment performance, in each case net of fuel surcharge revenue, include (i) base revenue per available tractor per week, (ii) base revenue per loaded mile, (iii) loaded miles per available tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of available tractors and (vii) adjusted operating ratio.  In general, the Company’s loaded miles per available tractor per week, base revenue per loaded mile and deadhead percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which are mostly beyond the Company’s control.  Factors over which the Company has significant control are its sales and marketing efforts, service levels and operational efficiency of its operations.

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

COVID-19

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally.  In March 2020, the World Health Organization declared COVID-19 a global pandemic.  Further, the COVID-19 outbreak has resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, social distancing, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns.

Local, state and national governments continue to emphasize the importance of transportation and have designated it an essential service.  Employee safety is our first priority, and as a result, we put certain measures in place. We have instituted work from home for administrative employees, eliminated business travel, enforced social distancing, distributed personal protective equipment to our employees and increased sanitation.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these challenging and uncertain times.  The overall impact of COVID-19 on our consolidated results of operations for the three months ended March 31, 2020 was not material and for this period the adverse effects were primarily limited to our bad debt.  However, the impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain.  Based on the length and severity of COVID-19, we may experience decreases in the demand for our services.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Results of Operations

The following table sets forth the condensed consolidated statements of (loss) income and comprehensive (loss) income in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2020			2019
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%
	(dollars in thousands)
Base revenue	$112,581	88.8%		$118,534	88.5%		(5.0)%
Fuel surcharge revenue	14,192	11.2		15,440	11.5		(8.1)
Operating revenue	126,773	100.0		133,974	100.0		(5.4)

Operating expenses	129,085	101.8	101.7	130,053	97.1	96.1	(0.7)
Operating (loss) income	(2,312)	(1.8)		3,921	2.9		(159.0)

Other expenses:
Interest expense	1,684	1.3		1,741	1.3		(3.3)
Other, net	46	0.0		137	0.1		(66.4)
Total other expenses, net	1,730	1.4		1,878	1.4		(7.9)
(Loss) income before income taxes	(4,042)	(3.2)		2,043	1.5		(297.8)
Income tax (benefit) expense	(1,491)	(1.2)		542	0.4		(375.1)

Consolidated net (loss) income	$(2,551)	(2.0)%		$1,501	1.1%		(270.0)%

(1)	Adjusted operating ratio is calculated as operating expenses excluding severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.

Use of Non-GAAP Financial Information

The Company uses the terms “adjusted operating ratio” and “adjusted earnings (loss) per diluted share”, and “adjusted operating income (loss)” throughout this MD&A.  Adjusted operating ratio, adjusted earnings (loss) per diluted share, and adjusted operating income (loss), as defined here, are non-GAAP financial measures as defined by the SEC.  Management uses adjusted operating ratio, adjusted earnings (loss) per diluted share, and adjusted operating income (loss) as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as discussed below.

Adjusted operating ratio is calculated as operating expenses excluding severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  Adjusted earnings (loss) per diluted share is defined as earnings (loss) per diluted share plus the per share impact of severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, plus or minus the per share tax impact of those adjustments using a statutory income tax rate.  The per share impact of each item is determined by dividing it by the weighted average diluted shares outstanding.  Adjusted operating income (loss) is defined as operating income (loss) excluding severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles.

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

Consolidated Reconciliation

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Operating revenue	$126,773	$133,974
Less: Fuel surcharge revenue	(14,192)	(15,440)
Base revenue	$112,581	$118,534
Operating expense	129,085	130,053
Adjusted for:
Severance costs included in salaries, wages, and employee benefits	(92)	(319)
Amortization of acquisition related intangibles	(340)	(363)
Fuel surcharge revenue	(14,192)	(15,440)
Adjusted operating expense	$114,461	$113,931
Operating (loss) income	$(2,312)	$3,921
Adjusted operating (loss) income	$(1,880)	$4,603
Operating ratio	101.8%	97.1%
Adjusted operating ratio	101.7%	96.1%

Adjusted (loss) earnings per diluted share

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
(Loss) earnings per diluted share	$(0.30)	$0.18
Adjusted for:
Severance costs included in salaries, wages and employee benefits	0.01	0.04
Amortization of acquisition related intangibles	0.04	0.04
Income tax effect of adjustments	(0.01)	(0.02)
Adjusted (loss) earnings per diluted share	$(0.26)	$0.24

Segment Reconciliations

	Three Months Ended
Trucking Segment	March 31,
	2020	2019
	(in thousands)
Operating revenue	$93,000	$94,561
Intersegment activity	994	341
Operating revenue (before intersegment eliminations)	93,994	94,902
Less: fuel surcharge revenue (before intersegment eliminations)	(11,287)	(11,765)
Base revenue	$82,707	$83,137
Operating expense (before intersegment eliminations)	$95,682	$93,293
Adjusted for:
Severance costs included in salaries, wages, and employee benefits	(92)	(319)
Amortization of acquisition related intangibles	(340)	(363)
Fuel surcharge revenue	(11,287)	(11,765)
Adjusted operating expense	$83,963	$80,846
Operating (loss) income	$(1,688)	$1,609
Adjusted operating (loss) income	$(1,256)	$2,291
Operating ratio	101.8%	98.3%
Adjusted operating ratio	101.5%	97.2%

	Three Months Ended
USAT Logistics Segment	March 31,
	2020	2019
	(in thousands)
Operating revenue	$33,773	$39,413
Intersegment activity	2,052	2,036
Operating revenue (before intersegment eliminations)	35,825	41,449
Less: fuel surcharge revenue (before intersegment eliminations)	(3,077)	(3,842)
Base revenue	$32,748	$37,607
Operating expense (before intersegment eliminations)	$36,449	$39,137
Adjusted for:
Severance costs included in salaries, wages, and employee benefits	—	—
Reversal of restructuring, impairment and other costs	—	—
Fuel surcharge revenue	(3,077)	(3,842)
Adjusted operating expense	$33,372	$35,295
Operating (loss) income	$(624)	$2,312
Adjusted operating (loss) income	$(624)	$2,312
Operating ratio	101.7%	94.4%
Adjusted operating ratio	101.9%	93.9%

Key Operating Statistics by Segment

	Three Months Ended
	March 31,
Trucking:	2020	2019
Operating revenue (before intersegment eliminations) (in thousands)	$93,994	$94,902
Operating (loss) income (1) (in thousands)	$(1,688)	$1,609
Adjusted operating (loss) income (2) (in thousands)	$(1,256)	$2,291
Operating ratio (3)	101.8%	98.3%
Adjusted operating ratio (4)	101.5%	97.2%
Total miles (5) (in thousands)	45,718	42,764
Deadhead percentage (6)	13.2%	13.4%
Base revenue per loaded mile	$2.085	$2.244
Average number of seated tractors	1,871	1,767
Average number of available tractors (7)	1,974	1,916
Average number of in-service tractors (8)	2,003	1,954
Loaded miles per available tractor per week	1,546	1,504
Base revenue per available tractor per week	$3,223	$3,375
Average loaded miles per trip	495	487

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$35,825	$41,449
Operating (loss) income (1) (in thousands)	$(624)	$2,312
Adjusted operating (loss) income (2) (in thousands)	$(624)	$2,312
Gross margin (9) (in thousands)	$3,969	$7,687
Gross margin percentage (10)	11.1%	18.5%
Load count (in thousands)	27.2	27.6

1)	Operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).
10)	Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended March 31, 2020, Trucking operating revenue (before intersegment eliminations) decreased 1.0% to $94.0 million, compared to $94.9 million for the same period in 2019.  Trucking base revenue  (before intersegment eliminations) decreased 0.5% to $82.7 million compared to $83.1 million for the first quarter of 2019.  The decrease in operating revenue resulted primarily from 5.9% increase in average number of seated tractors and a 6.9% increase in total miles driven.

Trucking operating (loss) income

For the first quarter of 2020, Trucking reported an operating loss of $1.7 million compared to operating income of $1.6 million for the same period in 2019.  This decrease was primarily driven by a 2.6% increase in operating expenses (before intersegment eliminations) and 1.0% decrease in operating revenue (before intersegment eliminations) discussed above.

USAT Logistics operating revenue

For the three months ended March 31, 2020, USAT Logistics operating revenue (before intersegment eliminations) decreased 13.6% to $35.8 million compared to $41.4 million for the same period in 2019.  The year-over-year change in operating revenue was the result of a 12.3% decrease in revenue per load, paired with a 1.5% decrease in load volume.

USAT Logistics operating (loss) income

USAT Logistics reported an operating loss of $0.6 million in the first quarter of 2020, a decrease of $2.9 million, or 127.0%, compared to operating income of $2.3 million for the comparable quarter in 2019.  As mentioned above, the 13.6% decrease in operating revenue (before intersegment eliminations), paired with a 740 basis point drop in gross margin.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2020				2019				% change
			Adjusted				Adjusted
			Operating				Operating		2020 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2019
	$	%	%		$	%	%		%
Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$35,845	28.3%	31.8	% (1)	$36,090	27.0%	30.2	% (1)	(0.7)%
Fuel and fuel taxes	11,863	9.4	(2.1)	(1)(2)	13,631	10.2	(1.5)	(1)(2)	(13.0)
Depreciation and amortization	10,011	7.9	8.6	(1)	8,818	6.6	7.1	(1)	13.5
Insurance and claims	5,857	4.6	5.3		7,280	5.4	6.1		(19.5)
Equipment rent	2,292	1.8	2.0		2,720	2.0	2.3		(15.7)
Operations and maintenance	8,896	7.0	7.9		7,273	5.4	6.1		22.3
Purchased transportation	47,814	37.7	42.5		48,281	36.0	40.7		(1.0)
Operating taxes and licenses	1,159	0.9	1.0		1,117	0.8	0.9		3.8
Communications and utilities	813	0.6	0.7		767	0.6	0.7		6.0
Loss (gain) on disposal of assets, net	38	0.0	0.0		(145)	(0.1)	(0.1)		(126.2)
Other	4,497	3.6	4.0		4,221	3.2	3.6		6.5
Total operating expenses	$129,085	101.8%	101.7%		$130,053	97.1%	96.1%		(0.7)%

1)	Adjusted operating ratio is calculated as the applicable operating expense excluding severance costs included in salaries, wages, and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees and are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to Company drivers, employee benefits and compensation and benefits paid to non-driver employees.

Salaries, wages and employee benefits expense decreased in terms of dollars spent, while increasing as a percentage of both operating and base revenue for the three months ended March 31, 2020, when compared to the same period in 2019.  This change was primarily attributable to changes in incentive compensation for our USAT Logistics segment.  The rate of compensation paid to Company drivers per mile has increased in recent periods and we expect this cost will continue to fluctuate in future periods due to driver pay increases, offset by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers.  The decrease in fuel and fuel taxes for the three months ended March 31, 2020 was the result of a 4.0% decrease in the price per gallon of diesel fuel, offset by a 6.9% increase in total miles driven when compared to the same period in 2019.  The Company has undertaken fuel efficiency initiatives, such as installing trailer skirts, idle control, more fuel-efficient engines and implementing driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  For the three months ended March 31, 2020 equipment rent expense decreased 15.7% compared to the 2019 period.

Depreciation and amortization expense increased as a percentage of both operating and base revenue for the three months ended March 31, 2020, when compared to the same periods in 2019, due in part to the lower revenues as discussed previously.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect current estimates of the value of such equipment upon its retirement.  The Company believes that these changes more accurately reflect the value of the revenue equipment on the accompanying condensed consolidated balance sheets.

The Company intends to continue its focus on improving asset utilization, matching customer demand, growing its independent contractor fleet and strengthening load profitability initiatives.  Further, the acquisition costs of new revenue equipment could increase due to the inclusion of improved safety and fuel efficiency features.

Insurance and claims

Insurance and claims expense consists of insurance premium and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accrual, developments in prior-year claims and insurance premiums and self-insured amounts.  For the three months ended March 31, 2020, insurance and claims expense decreased in dollars spent and as a percentage of both operating and base revenue compared to the prior year period, largely due to the favorable claims loss history and a decrease in litigated claims.

The Company expects insurance and claims expense to continue to be volatile over the long-term and in its October 2019 annual renewal experienced a significant rate increase.  In addition, recently, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the trucking industry is experiencing a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go offshore for insurance needs has increased.  These factors may cause the Company’s insurance and claims expense to increase if it has a similar experience at renewal or replacement and the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-owned tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  Operations and maintenance expense increased for the three months ended March 31, 2020, when compared to the same period in 2019 due to increased costs of maintaining our fleet.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the three months ended March 31, 2020, purchased transportation expense increased as a percentage of both operating and base revenue due to fluctuations in the spot market.

The Company is endeavoring to grow its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of regulatory changes.  In periods of increasing independent contractor capacity, the expected increases in compensation expense are shifted from employee driver wages and related expenses to the “Purchased transportation” line item, net of their fuel expense, maintenance and capital expenditures.

Loss (gain) on disposal of assets, net

During the three months ended March 31, 2020, the Company experienced a loss on disposal of assets, net compared to a gain in the same period in 2019, primarily due to continued fluctuations in the used equipment market.  Management believes this variability will continue through the remainder of this year.

Other expenses

The increase in other expenses for the three months ended March 31, 2020 was primarily attributable to an increase in bad debt expense attributable in part to the impact from the COVID-19 pandemic.

Interest expense, net

For the three months ended March 31, 2020, interest expense, net decreased primarily due to decreased outstanding borrowings on our credit facility.  See Note 6 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax (benefit) expense

During the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was 36.9% and 26.5%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.  Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings (losses) and in the number of drivers who elect to participate in the per diem program.

During the three months ended March 31, 2020 our effective tax rate during the period was higher than the statutory rate primarily as a result of changes stemming from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted during the period, which allows a 5 year federal net operating loss carryback for federal income tax purposes to tax periods where the federal statutory rate was 35%, resulting in an increased tax benefit.  During the first quarter of 2019, the Company’s tax rate was negatively affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, as well as a non-deductible officer compensation, resulting in an increase to tax expense and the effective tax rate.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate.  As such, we have used a cut-off method to calculate taxes for the three months ended March 31, 2020.

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, for the three months ended March 31, 2020, average diesel fuel prices per gallon as reported by the DOE, decreased 4.0% compared to the same period in 2019.

As of March 31, 2020, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of March 31, 2020, the Company had total stockholders’ equity of $76.1 million and total debt and lease liabilities of $196.3 million, resulting in a total debt, less cash, to total capitalization ratio of 72.1% compared to 70.9% as of December 31, 2019.

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

As of March 31, 2020, the Company had $7.3 million in noncancellable commitments for the acquisition of revenue equipment.  We anticipate funding these commitments with operating and financing cash flows or leases.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant capital investments.  In the Company’s Trucking segment, where capital investments are the most substantial, the primary investments are in revenue equipment and to a lesser extent, in technology and working capital.  In the Company’s USAT Logistics segment, the primary investments are in technology and working capital.  USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, and proceeds from finance and operating leases.  Based on expected financial conditions, net capital expenditures, results of operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that is triggered in the event excess availability under the Credit Facility falls below 10% of the lenders’ total commitments.  Also, certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20% of the lenders’ total commitments.  At March 31, 2020, the Company’s excess availability was below the 20% threshold.

As of March 31, 2020, the Company had $7.4 million in letters of credit outstanding and had approximately $37.9 million available to borrow under the Credit Facility.  Net of cash, debt represented 72.1% of total capitalization.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

On April 20, 2020, the Company permanently reduced the revolving credit commitment under the Credit Agreement by $55.0 million such that the revolving credit commitment is $170.0 million.  The reduction in the revolving credit commitment brought the Company’s excess availability above the 20% threshold for restrictions by lowering the threshold to $34.0 million.  This change is anticipated to reduce the fees paid by the Company in connection with such commitment by approximately $0.1 million annually.

Cash Flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Three Months Ended March 31,
	Category	2020	2019
Sources of cash:		(in thousands)
Operating activities - net	Operating	$2,333	$7,964
Proceeds from sale of property and equipment	Investing	1,036	5,858
Borrowings under long-term debt	Financing	21,025	12,050

Uses of cash:
Acquisition of Davis Transfer Company (net of cash)	Investing	—	(305)
Capital expenditures	Investing	(11,137)	(17,041)
Payments of long-term debt	Financing	(10,425)	(6,235)
Principal payments on financing lease obligations	Financing	(4,150)	(3,110)

Other sources - net	Financing	1,306	414
Decrease in cash		$(12)	$(405)

Operating activities

Our net cash provided by operating activities in the first quarter of 2020 decreased from the comparable 2019 quarter primarily due to decreases in net income and insurance and claims accruals and an increase in accounts and other receivables.  These items were offset by increases in depreciation and amortization and deferred income tax, net.

Debt and Lease Obligations

See Notes 6 and 7 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility, insurance financing, and lease obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its financial statements are prepared. Actual results could differ from those estimates, and such differences could be material.  During the three months ended March 31, 2020, the only change to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 related to the change in salvage value of the Company’s tractor fleet.   See Note 1 to the condensed consolidated financial statements for further discussion of the change in estimate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the PEO and PFO have concluded that as of March 31, 2020 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and

(ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present.  In addition to the information set forth below, the section entitled “Item 1A, Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, describes some of the risks and uncertainties associated with the Company’s business.  These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

The recent novel coronavirus (COVID-19) global pandemic, or any other future global pandemic, could adversely affect our business operations, financial performance, results of operations and liquidity, the extent of which is uncertain and difficult to predict.

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally.  In March 2020, the World Health Organization declared COVID-19 a global pandemic.  Further, the COVID-19 outbreak has resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns.  As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance, results of operations and liquidity may be adversely impacted in a number of ways, including, but not limited to, the following:

●	disruptions to our operations, including a shutdown of one or more of our locations; restrictions on certain of our operations; and other important business activities;
●	reduced demand for our services due to disruptions to the businesses and operations of our customers;
●	the ability of our customers to pay for our services;
●	a slowdown or stoppage in the supply chain of our equipment, fuel, supplies and maintenance services;
●	limitations on employee resources and availability, including due to sickness, government restrictions, or the desire of employees to avoid contact with groups of people;
●	a change in the classification of our operations as an essential business or other government orders or restrictions that could limit our movements and shipping operations;

●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities; and
●	an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, as well as negatively impact our stock price.

The spread of COVID-19 has caused us to modify our business practices (including, employee work locations) and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers.  There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our work force has been and may continue to be required or determined to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment.  Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team could be diverted.

The potential effects of COVID-19 may also impact many of our other risk factors discussed in in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2019.  The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic conditions can resume.

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

31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		[XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.]
101.SCH	Inline	XBRL Taxonomy Extension Schema Document.
101.CAL	Inline	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline	XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover page Interactive Data File formatted as Inline XBRL (contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck Inc.
(Registrant)

Date:	May 8, 2020	By:	/s/ James D. Reed
(Signature)
James D. Reed
President and Chief Executive Officer

Date:	May 8, 2020	By:	/s/ Zachary B. King
(Signature)
Zachary B. King
Senior Vice President and Chief Financial Officer