Form 10-Q
period 2020-06-30
USA TRUCK INC
filed 2020-07-28
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, as of July 24, 2020, was 8,762,377.

USA TRUCK INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets	June 30, 2020	December 31, 2019

Current assets:	(in thousands, except share data)
Cash	$92	$97
Accounts receivable, net of allowance for doubtful accounts of $810 and $369, respectively	53,362	49,853
Other receivables	7,947	5,408
Inventories	786	769
Assets held for sale	1,082	2,542
Prepaid expenses and other current assets	6,666	7,855
Total current assets	69,935	66,524
Property and equipment:
Land and structures	33,474	33,077
Revenue equipment	320,623	309,573
Service, office and other equipment	31,077	30,235
Property and equipment, at cost	385,174	372,885
Accumulated depreciation and amortization	(142,414)	(124,216)
Property and equipment, net	242,760	248,669
Operating leases - right of use assets	7,866	11,775
Goodwill	5,231	5,231
Other intangibles, net	15,773	16,453
Other assets	1,209	2,058
Total assets	$342,774	$350,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,197	$29,421
Current portion of insurance and claims accruals	9,702	12,466
Accrued expenses	8,338	6,518
Current finance lease obligations	25,928	30,779
Current operating lease obligations	3,028	6,050
Long-term debt, current maturities	3,064	6,165
Total current liabilities	74,257	91,399
Other long-term liabilities	1,629	80
Long-term debt, less current maturities	92,158	83,349
Long-term finance lease obligations	60,363	58,397
Long-term operating lease obligations	4,966	5,812
Deferred income taxes	24,824	24,017
Insurance and claims accruals, less current portion	9,071	9,445
Total liabilities	267,268	272,499
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,036,279 shares, and 11,987,572 shares, respectively	120	120
Additional paid-in capital	59,565	63,238
Retained earnings	70,287	73,769
Less treasury stock, at cost (3,273,902 shares, and 3,434,231 shares, respectively)	(54,466)	(58,916)
Total stockholders’ equity	75,506	78,211
Total liabilities and stockholders’ equity	$342,774	$350,710

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND

COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per share data)
Operating revenue	$123,737	$133,622	$250,510	$267,596

Operating expenses:
Salaries, wages and employee benefits	33,636	33,806	69,481	69,896
Fuel and fuel taxes	8,082	14,102	19,945	27,733
Depreciation and amortization	10,034	9,125	20,045	17,943
Insurance and claims	4,009	7,160	9,866	14,440
Equipment rent	2,336	2,568	4,628	5,288
Operations and maintenance	8,606	8,481	17,502	15,754
Purchased transportation	49,276	49,072	97,090	97,353
Operating taxes and licenses	1,349	1,311	2,508	2,428
Communications and utilities	906	719	1,719	1,486
(Gain) loss on disposal of assets, net	(16)	141	22	(4)
Asset impairments	588	367	588	367
Other	3,931	4,787	8,428	9,008
Total operating expenses	122,737	131,639	251,822	261,692
Operating income (loss)	1,000	1,983	(1,312)	5,904

Other expenses:
Interest expense, net	1,235	1,595	2,919	3,336
Other, net	64	171	110	308
Total other expenses, net	1,299	1,766	3,029	3,644
(Loss) income before income taxes	(299)	217	(4,341)	2,260
Income tax expense (benefit)	632	216	(859)	758

Consolidated net (loss) income and comprehensive (loss) income	$(931)	$1	$(3,482)	$1,502

Net (loss) earnings per share:
Average shares outstanding (basic)	8,820	8,554	8,737	8,479
Basic (loss) earnings per share	$(0.11)	$0.00	$(0.40)	$0.18

Average shares outstanding (diluted)	8,820	8,567	8,737	8,498
Diluted (loss) earnings per share	$(0.11)	$0.00	$(0.40)	$0.18

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2019	11,988	$120	$63,238	$73,769	$(58,916)	$78,211
Issuance of treasury stock	—	—	(4,327)	—	4,327	—
Stock-based compensation	—	—	471	—	—	471
Forfeited restricted stock	(15)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(11)	—	(57)	—	—	(57)
Net loss	—	—	—	(2,551)	—	(2,551)
Balance at March 31, 2020	11,962	120	59,325	71,218	(54,589)	76,074
Issuance of treasury stock	—	—	(123)	—	123	—
Stock-based compensation	—	—	363	—	—	363
Restricted stock award grant	74	—	—	—	—	—
Net loss	—	—	—	(931)	—	(931)
Balance at June 30, 2020	12,036	$120	$59,565	$70,287	$(54,466)	$75,506

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2018	12,012	$120	$66,433	$78,467	$(63,747)	$81,273
Issuance of treasury stock	—	—	(4,558)	—	4,558	—
Stock-based compensation	—	—	589	—	—	589
Net share settlement related to restricted stock vesting	(5)	—	(72)	—	—	(72)
Net income	—	—	—	1,501	—	1,501
Balance at March 31, 2019	12,007	120	62,392	79,968	(59,189)	83,291
Issuance of treasury stock	—	—	(378)	—	378	—
Stock-based compensation	—	—	705	—	—	705
Forfeited restricted stock	(18)	—	—	—	—	—
Net share settlement related to restricted stock vesting	—	—	(1)	—	—	(1)
Net income	—	—	—	1	—	1
Balance at June 30, 2019	11,989	$120	$62,718	$79,969	$(58,811)	$83,996

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019

Operating activities:	(in thousands)
Net (loss) income	$(3,482)	$1,502
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,045	17,943
Bad debt expense	478	(140)
Deferred income tax, net	807	774
Share-based compensation	834	1,294
Loss (gain) on disposal of assets, net	22	(4)
Asset impairments	588	367
Other	40	127
Changes in operating assets and liabilities:
Accounts and other receivables	(5,797)	(6,283)
Inventories and prepaid expenses	1,172	2,930
Accounts payable and accrued liabilities	1,594	(809)
Insurance and claims accruals	(2,745)	(1,220)
Other long-term assets and liabilities	850	(727)
Net cash provided by operating activities	$14,406	$15,754
Investing activities:
Acquisition of Davis Transfer Company (net of cash)	—	(305)
Capital expenditures	(9,809)	(25,209)
Proceeds from sale of property and equipment	1,459	7,643
Net cash used in investing activities	$(8,350)	$(17,871)
Financing activities:
Borrowings under long-term debt	33,200	53,700
Payments on long-term debt	(26,440)	(55,249)
Principal payments on financing lease obligations	(11,366)	(6,375)
Proceeds from obligation under finance lease	—	10,471
Payments on obligation under finance lease	(1,052)	(219)
Payment of debt issuance costs	—	(538)
Net change in bank drafts payable	(346)	(391)
Net payments for tax withholdings for vested stock-based awards	(57)	(73)
Net cash (used in) provided by financing activities	$(6,061)	$1,326
Decrease in cash	(5)	(791)
Cash:
Beginning of period	97	989
End of period	$92	$198
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,704	$2,986
Income taxes	29	998
Supplemental disclosure of non-cash investing:
Sales of revenue equipment included in other receivables	$730	$—

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2020

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc., and present our financial position as of June 30, 2020 and December 31, 2019 and our results of operations, comprehensive (loss) income and cash flows for the three and six months ended June 30, 2020 and 2019.

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

The accompanying condensed consolidated financial statements include USA Truck Inc., and its wholly owned subsidiaries: International Freight Services, Inc. (“IFS”), a Delaware corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation, Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation, and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  Collectively, DTC, DTL, and B & G comprise “Davis Transfer Company”.  References in this report to “it,” “we,” “us,” “our,” or the “Company,” and similar expressions refer to USA Truck Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in preparing the condensed consolidated financial statements.  Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

Change in estimate

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect current estimates of the value of such equipment upon its retirement.  This change is being accounted for as a change in estimate.  During the three and six months ended June 30, 2020, this change in estimate resulted in an increase in depreciation and amortization expense of approximately $0.3 million and $0.8 million, respectively.

Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.  In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business.  However, we continue to monitor the progression of the pandemic, further government response and development of treatments and vaccines and their potential effect on our financial position, results of operations, cash flows and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision and recoverability of certain receivables.  Should the pandemic continue for an extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

NOTE 2 – REVENUE RECOGNITION

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended June 30,
	2020				2019
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$78,514	$35,040	$(3,461)	$110,093	$82,664	$34,698	$(2,209)	$115,153
Fuel surcharge	8,083	2,618	(167)	10,534	13,034	4,087	(220)	16,901
Accessorial	2,030	1,080	—	3,110	778	790	—	1,568
Total	$88,627	$38,738	$(3,628)	$123,737	$96,476	$39,575	$(2,429)	$133,622

	Six Months Ended June 30,
	2020				2019
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$159,417	$66,707	$(6,154)	$219,970	$164,086	$71,328	$(4,420)	$230,994
Fuel surcharge	19,371	5,695	(520)	24,546	24,799	7,929	(387)	32,341
Accessorial	3,834	2,160	—	5,994	2,493	1,768	—	4,261
Total	$182,622	$74,562	$(6,674)	$250,510	$191,378	$81,025	$(4,807)	$267,596

At June 30, 2020 and December 31, 2019, the Company had contract assets, respresenting our right to consideration for transportation services not yet billed, of $1.4 million and $0.9 million, respectively.

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

A summary of operating revenue by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating revenue	(in thousands)
Trucking revenue (1)	$88,627	$96,476	$182,622	$191,378
Trucking intersegment eliminations	(707)	(407)	(1,701)	(769)
Trucking operating revenue	87,920	96,069	180,921	190,609
USAT Logistics revenue	38,738	39,575	74,562	81,025
USAT Logistics intersegment eliminations	(2,921)	(2,022)	(4,973)	(4,038)
USAT Logistics operating revenue	35,817	37,553	69,589	76,987
Total operating revenue	$123,737	$133,622	$250,510	$267,596

1)	Includes foreign revenue of $7.5 million and $9.4 million for the three months ended June 30, 2020 and 2019, respectively, and $16.1 million and $19.0 million for the six months ended June 30, 2020 and 2019, respectively.

A summary of operating income (loss) by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating income (loss)	(in thousands)
Trucking	$1,176	$837	$(511)	$2,445
USAT Logistics	(176)	1,146	(801)	3,459
Total operating income (loss)	$1,000	$1,983	$(1,312)	$5,904

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Depreciation and amortization	(in thousands)
Trucking	$9,697	$8,853	$19,473	$17,432
USAT Logistics	337	272	572	511
Total depreciation and amortization	$10,034	$9,125	$20,045	$17,943

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014.  The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of June 30, 2020, 488,617 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Salaries, wages and employee benefits	$5,532	$3,668
Federal and state tax accruals	1,677	1,648
Other (1)	1,129	1,202
Total accrued expenses	$8,338	$6,518

1)	No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 6 –DEBT

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Revolving credit agreement	$83,075	$73,225
Sale leaseback finance obligations	10,731	11,783
Insurance premium financing (2019)	1,416	4,506
	95,222	89,514
Less current maturities	(3,064)	(6,165)
Total long-term debt	$92,158	$83,349

Credit facility

On January 31, 2019, the Company, entered into a five year, $225.0 million senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (the “Agent”) pursuant to the terms of an Amended and Restated Loan and Security Agreement.  The Credit Facility replaced the Company’s previous five year, $170.0 million senior secured revolving credit facility dated February 15, 2015.  On April 7, 2020, the Company, in accordance with the terms of the Credit Agreement, provided notice to the Agent that effective as of April 20, 2020, the Company was permanently reducing the revolving credit commitment under the Credit Agreement by $55.0 million such that the revolving credit commitment is now $170.0 million.  The reduction in the revolving credit commitment will also reduce the fees paid by the Company in connection with such commitment.

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

The Company had no borrowings under the Swingline as of June 30, 2020.  The average interest rate including all borrowings made under the Credit Facility as of June 30, 2020 was 2.90%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of June 30, 2020, the Company had $7.4 million in letters of credit outstanding and had approximately $38 million available to borrow under the Credit Facility taking into account borrowing base availability.

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

NOTE 7 – LEASES

The components of lease expense for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Operating lease costs	$2,052	$2,356	$4,218	$4,515
Finance lease costs:
Amortization of assets	4,784	2,959	9,507	5,650
Interest on lease liabilities	763	603	1,553	1,149
Total finance lease costs	5,547	3,562	11,060	6,799
Variable and short-term lease costs	284	212	411	773
Total lease costs	$7,883	$6,130	$15,689	$12,087

Supplemental information and balance sheet location related to leases is as follows:

	June 30, 2020	December 31, 2019

Operating leases:	(dollars in thousands)
Operating lease right-of-use assets	$7,866	$11,775

Current operating lease obligations	3,028	6,050
Long-term operating lease obligations	4,966	5,812
Total operating lease liabilities	$7,994	$11,862

Finance leases:
Property and equipment, at cost	121,889	120,236
Accumulated amortization	(35,990)	(30,990)
Property and equipment, net	$85,899	$89,246

Current finance lease obligations	25,928	30,779
Long-term finance lease obligations	60,363	58,397
	$86,291	$89,176

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	52	45
Finance leases	42	44

Weighted average discount rate:
Operating leases	4.00%	4.03%
Finance leases	3.50%	3.34%

Supplemental cash flow information related to leases is as follows for the six months ended:

	June 30, 2020	June 30, 2019

Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$42	$3,885
Operating cash flows from finance leases	1,553	1,149
Financing cash flows from finance leases	11,366	6,375

ROU assets obtained in exchange for lease liabilities:
Operating leases	—	931
Finance leases	8,481	16,303

OTHER COMMITMENTS

As of June 30, 2020, the Company had no noncancellable commitments for the acquisition of revenue or non-revenue equipment.

During July 2020, the Company entered into an agreement to take delivery of 189 tractors through a lease agreement.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for this space was approximately $0.04 million for the three months ended June 30, 2020 and 2019, and $0.08 million for the six months ended June 30, 2020 and 2019, respectively.  This expense is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statement of (loss) income and comprehensive (loss) income.

NOTE 8 – INCOME TAXES

During the three months ended June 30, 2020 and 2019, the Company’s effective tax rate was 211.4% and 99.5%, respectively.  During the six months ended June 30, 2020 and 2019, the Company’s effective tax rate was 19.8% and 33.5%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

As of June 30, 2020 and December 31, 2019, the Company had income tax receivables of approximately $3.5 million and $1.5 million, respectively, presented in the “Other receivables” line item in the condensed consolidated balance sheet.

During the six month period ended June 30, 2020 our effective tax rate was also affected by changes stemming from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in 2020, which allows a 5 year federal net operating loss carryback for federal income tax purposes to tax periods where the federal statutory rate was 35%, resulting in a tax benefit.  During the six months ended June 30, 2020 and 2019, the Company’s tax rate was negatively affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, as well as a non-deductible officer compensation, resulting in an increase to tax expense.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate.  As such, we have used a cut-off method to calculate taxes for the three and six months ended June 30, 2020.

NOTE 9 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Numerator:	(in thousands, except per share amounts)
Net (loss) income	$(931)	$1	$(3,482)	$1,502
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,820	8,554	8,737	8,479
Effect of dilutive securities:
Employee restricted stock and incentive stock options	—	13	—	19
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,820	8,567	8,737	8,498
Basic (loss) earnings per share	$(0.11)	$0.00	$(0.40)	$0.18
Diluted (loss) earnings per share	$(0.11)	$0.00	$(0.40)	$0.18
Weighted average anti-dilutive employee restricted stock and incentive stock options	348	509	393	364

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

NOTE 11 – LONG-LIVED ASSET IMPAIRMENT

During the second quarter of 2020, the Company reviewed the values of its assets held for sale and determined a subset of older model year tractors required an impairment of approximately $0.5 million.  In order to determine the fair values of the tractors, auction data was used from recent sales of similar tractors which is a Level 2 fair value measurement under the fair value hierarchy.

During the second quarter of 2020, in response to the closure of our Van Buren, Arkansas terminal the Company contracted with a third-party to appraise the terminal and the owned lands surrounding it.  As a result of the appraisal, an impairment was recorded for approximately $0.1 million for a parcel of land that had a book value in excess of its fair value.  The appraisal report is considered a Level 2 fair value measurement under the fair value hierarchy.

During the second quarter of 2019, the Company reviewed the values of its assets held for sale and determined a subset of tractors that the Company had recently experienced losses on disposal of similar tractors required an impairment of approximately $0.4 million.  The fair value was determined using quotes from third parties for the purchase of the tractors which is a Level 1 fair value measurement under the fair value hierarchy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning acquisitions, or proposed new services or developments;
●	any statement regarding future economic conditions or performance;
●	any statement of belief and any statement of assumptions underlying any of the foregoing; and
●	any statement about the expected impact, evolution, duration or severity of the novel coronavirus (“COVID-19”) global pandemic, including our anticipated actions and responses thereto and the potential impact on our business, operations, customers, employees, financial results and financial condition.

In this Quarterly Report on Form 10-Q, statements relating to:

●	risks resulting from outbreaks or other public health crises, including COVID-19,
●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers and customer-facing employees,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future efforts of restructuring actions,
●	future deployment of technology, including front and inside-facing event recorders,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
●	future asset sales of non-revenue assets,
●	future impact of regulations, including enforcement of the ELD mandate,
●	future use of derivative financial instruments,
●	our strategy,
●	our intention about the payment of dividends,
●	inflation,

●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	future equipment market,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of the independent contractor fleet, and
●	future income tax rates.

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

COVID-19

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has since spread globally.  In March 2020, the World Health Organization declared COVID-19 a global pandemic.  Further, the COVID-19 outbreak has resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, social distancing, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. While some of these measures have been relaxed or rolled back, we continue to monitor the situation as many government authorities have begun to pause the relaxation of restrictions or re-implement certain restrictive measures.

Local, state and national governments continue to emphasize the importance of transportation and have designated it an essential service.  We endeavor to follow governmental guidelines and have put the following measures in place:  institution of work from home for administrative employees, elimination of business travel, enforcement of social distancing, elimination of visitors into the corporate offices, required use of personal protective equipment by all employees, and increased sanitation.  We continue to evaluate and implement new measures as deemed appropriate.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these challenging and uncertain times.  The overall impact of COVID-19 on our consolidated results of operations for the three and six months ended June 30, 2020 was minimal, as we have been able to replace decreased freight volumes from non-essential customers with freight in the spot market, however the impact that COVID-19 will have on our consolidated results of operations throughout the remainder of 2020 remains uncertain.  Based on the length and severity of COVID-19, we may experience decreases in the demand for our services.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Results of Operations

The following table sets forth the condensed consolidated statements of (loss) income and comprehensive (loss) income in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2020			2019
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$113,203	91.5%		$116,721	87.4%		(3.0)%
Fuel surcharge revenue	10,534	8.5		16,901	12.6		(37.7)
Operating revenue	123,737	100.0		133,622	100.0		(7.4)

Total operating expenses	122,737	99.2	98.6	131,639	98.5	98.0	(6.8)
Operating income	1,000	0.8		1,983	1.5		(49.6)

Other expenses:
Interest expense	1,235	1.0		1,595	1.2		(22.6)
Other, net	64	0.1		171	0.1		(62.6)
Total other expenses, net	1,299	1.0		1,766	1.3		(26.4)
(Loss) income before income taxes	(299)	(0.2)		217	0.2		(237.8)
Income tax expense	632	0.5		216	0.2		192.6

Consolidated net (loss) income	$(931)	(0.8)%		$1	0.0%		—	(2)

	Six Months Ended June 30,
	2020			2019
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$225,964	90.2%		$235,255	87.9%		(3.9)%
Fuel surcharge revenue	24,546	9.8		32,341	12.1		(24.1)
Operating revenue	250,510	100.0		267,596	100.0		(6.4)

Total operating expenses	251,822	100.5	100.1	261,692	97.8	97.1	(3.8)
Operating (loss) income	(1,312)	(0.5)		5,904	2.2		(122.2)

Other expenses:
Interest expense	2,919	1.2		3,336	1.2		(12.5)
Other, net	110	0.0		308	0.1		(64.3)
Total other expenses, net	3,029	1.2		3,644	1.4		(16.9)
(Loss) income before income taxes	(4,341)	(1.7)		2,260	0.8		(292.1)
Income tax (benefit) expense	(859)	(0.3)		758	0.3		(213.3)

Consolidated net (loss) income	$(3,482)	(1.4)%		$1,502	0.6%		(331.8)%

1)	Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.
2)	Percentage change not meaningful.

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

Adjusted operating ratio is calculated as operating expenses excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  Adjusted earnings (loss) per diluted share is defined as earnings (loss) per diluted share plus the per share impact of severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, plus or minus the per share tax impact of those adjustments using a statutory income tax rate.  The per share impact of each item is determined by dividing it by the weighted average diluted shares outstanding.  Adjusted operating income (loss) is defined as operating income (loss) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles.

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

Consolidated Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Operating revenue	$123,737	$133,622	$250,510	$267,596
Less: Fuel surcharge revenue	(10,534)	(16,901)	(24,546)	(32,341)
Base revenue	$113,203	$116,721	$225,964	$235,255
Operating expense	$122,737	$131,639	$251,822	$261,692
Adjusted for:
Severance costs included in salaries, wages, and employee benefits	(84)	—	(176)	(319)
Asset impairment - land	(137)	—	(137)	—
Amortization of acquisition related intangibles	(340)	(341)	(680)	(704)
Fuel surcharge revenue	(10,534)	(16,901)	(24,546)	(32,341)
Adjusted operating expense	$111,642	$114,397	$226,283	$228,328
Operating income (loss)	$1,000	$1,983	$(1,312)	$5,904
Adjusted operating income (loss)	$1,561	$2,324	$(319)	$6,927
Operating ratio	99.2%	98.5%	100.5%	97.8%
Adjusted operating ratio	98.6%	98.0%	100.1%	97.1%

Adjusted (loss) earnings per diluted share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Loss) earnings per diluted share	$(0.11)	$0.00	$(0.40)	$0.18
Adjusted for:
Severance costs included in salaries, wages and employee benefits	0.01	—	0.02	0.04
Asset impairment - land	0.02	—	0.02	—
Amortization of acquisition related intangibles	0.04	0.04	0.08	0.08
Income tax effect of adjustments	(0.02)	(0.01)	(0.03)	(0.03)
Adjusted (loss) earnings per diluted share	$(0.06)	$0.03	$(0.31)	$0.27

Segment Reconciliations

	Three Months Ended		Six Months Ended
Trucking Segment	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Operating revenue	$87,920	$96,069	$180,921	$190,609
Intersegment activity	707	407	1,701	769
Operating revenue (before intersegment eliminations)	88,627	96,476	182,622	191,378
Less: fuel surcharge revenue (before intersegment eliminations)	(8,083)	(13,034)	(19,371)	(24,799)
Base revenue	$80,544	$83,442	$163,251	$166,579
Operating expense (before intersegment eliminations)	$87,451	$95,639	$183,133	$188,933
Adjusted for:
Severance costs included in salaries, wages, and employee benefits	(80)	—	(172)	(319)
Asset impairment - land	(137)	—	(137)	—
Amortization of acquisition related intangibles	(340)	(341)	(680)	(704)
Fuel surcharge revenue	(8,083)	(13,034)	(19,371)	(24,799)
Adjusted operating expense	$78,811	$82,264	$162,773	$163,111
Operating income (loss)	$1,176	$837	$(511)	$2,445
Adjusted operating income	$1,733	$1,178	$478	$3,468
Operating ratio	98.7%	99.1%	100.3%	98.7%
Adjusted operating ratio	97.8%	98.6%	99.7%	97.9%

	Three Months Ended		Six Months Ended
USAT Logistics Segment	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Operating revenue	$35,817	$37,553	$69,589	$76,987
Intersegment activity	2,921	2,022	4,973	4,038
Operating revenue (before intersegment eliminations)	38,738	39,575	74,562	81,025
Less: fuel surcharge revenue (before intersegment eliminations)	(2,618)	(4,087)	(5,695)	(7,929)
Base revenue	$36,120	$35,488	$68,867	$73,096
Operating expense (before intersegment eliminations)	$38,914	$38,429	$75,363	$77,566
Adjusted for:
Severance costs included in salaries, wages, and employee benefits	(4)	—	(4)	—
Fuel surcharge revenue	(2,618)	(4,087)	(5,695)	(7,929)
Adjusted operating expense	$36,292	$34,342	$69,664	$69,637
Operating (loss) income	$(176)	$1,146	$(801)	$3,459
Adjusted operating (loss) income	$(172)	$1,146	$(797)	$3,459
Operating ratio	100.5%	97.1%	101.1%	95.7%
Adjusted operating ratio	100.5%	96.8%	101.2%	95.3%

Key Operating Statistics by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trucking:	2020	2019	2020	2019
Operating revenue (before intersegment eliminations) (in thousands)	$88,627	$96,476	$182,622	$191,378
Operating income (loss) (1) (in thousands)	$1,176	$837	$(511)	$2,445
Adjusted operating income (2) (in thousands)	$1,733	$1,178	$478	$3,468
Operating ratio (3)	98.7%	99.1%	100.3%	98.7%
Adjusted operating ratio (4)	97.8%	98.6%	99.7%	97.9%
Total miles (5) (in thousands)	45,961	44,683	91,680	87,447
Deadhead percentage (6)	13.1%	12.7%	13.2%	13.0%
Base revenue per loaded mile	$2.017	$2.140	$2.051	$2.191
Average number of seated tractors	1,943	1,817	1,907	1,792
Average number of available tractors (7)	2,063	1,916	2,018	1,916
Average number of in-service tractors (8)	2,075	1,945	2,039	1,950
Loaded miles per available tractor per week	1,489	1,565	1,517	1,535
Base revenue per available tractor per week	$3,003	$3,350	$3,111	$3,362
Average loaded miles per trip	501	500	498	493

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$38,738	$39,575	$74,562	$81,025
Operating (loss) income (1) (in thousands)	$(176)	$1,146	$(801)	$3,459
Adjusted operating (loss) income (2) (in thousands)	$(172)	$1,146	$(797)	$3,459
Gross margin (9) (in thousands)	$4,712	$6,532	$8,681	$14,219
Gross margin percentage (10)	12.2%	16.5%	11.6%	17.5%
Load count (in thousands)	33.4	28.8	60.6	56.5

1)	Operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).

10)	Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended June 30, 2020, Trucking operating revenue (before intersegment eliminations) decreased 8.1% to $88.6 million, compared to $96.5 million for the same period in 2019.  Trucking base revenue (before intersegment eliminations) decreased 3.5% to $80.5 million compared to $83.4 million for the second quarter of 2019.  The decrease in operating revenue (before intersegment eliminations) resulted primarily from a 38.0% decrease in fuel surcharge revenue and a 5.7% decrease in base revenue per loaded mile, offset by 6.9% increase in average number of seated tractors and a 2.9% increase in total miles driven.

During the six months ended June 30, 2020, Trucking operating revenue (before intersegment eliminations) decreased 4.6% to $182.6 million, compared to $191.4 million for the same period in 2019.  Trucking base revenue (before intersegment eliminations) decreased 2.0% to $163.3 million compared to $166.6 million for the second quarter of 2019.  The decrease in operating revenue (before intersegment eliminations) resulted primarily from a 21.9% decrease in fuel surcharge revenue and a 6.4% decrease in base revenue per loaded mile, offset by a 6.4% increase in average number of seated tractors and a 4.8% increase in total miles driven.

Trucking operating income (loss)

For the second quarter of 2020, Trucking reported operating income of $1.2 million compared to operating income of $0.8 million for the same period in 2019.  This increase was primarily driven by a 8.6% decrease in operating expenses (before intersegment eliminations), offset by the 8.1% decrease in operating revenue (before intersegment eliminations) discussed above.

For the six months ended June 30, 2020, Trucking reported an operating loss of $0.5 million compared to operating income of $2.4 million for the same period in 2019.  This change was primarily the result of the decreased base revenue per loaded mile discussed above, offset by a 3.1% decrease in operating expenses (before intersegment eliminations).

USAT Logistics operating revenue

For the three months ended June 30, 2020, USAT Logistics operating revenue (before intersegment eliminations) decreased 2.1% to $38.7 million compared to $39.6 million for the same period in 2019.  The year-over-year change in operating revenue (before intersegment eliminations) was the result of a 15.4% decrease in revenue per load, offset by a 15.7% increase in load volume.

For the six months ended June 30, 2020, USAT Logistics operating revenue (before intersegment eliminations) decreased 8.0% to $74.6 million compared to $81.0 million for the same period in 2019.  The year-over-year change in operating revenue (before intersegment eliminations) was the result of a 14.2% decrease in revenue per load, offset by a 7.3% increase in load volume.

USAT Logistics operating (loss) income

USAT Logistics reported an operating loss of $0.2 million in the second quarter of 2020, a decrease of $1.3 million, or 115.4%, compared to operating income of $1.1 million for the comparable quarter in 2019.  This decrease was driven largely by 2.1% decrease in operating revenue (before intersegment eliminations), which was compounded by a 430 basis point drop in gross margin.

For the six months ended June 30, 2020, USAT Logistics reported an operating loss of $0.8 million, a decrease of $4.3 million, or 123.2%, compared to operating income of $3.5 million for the comparable period in 2019.  This decrease was driven primarily by an 8.0% decrease in operating revenue (before intersegment eliminations), which was compounded by 590 basis point drop in gross margin.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2020				2019				% change
			Adjusted				Adjusted
			Operating				Operating		2020 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2019
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$33,636	27.2%	29.6	% (1)	$33,806	25.3%	29.0	% (1)	(0.5)%
Fuel and fuel taxes	8,082	6.5	(2.2)	(1)(2)	14,102	10.6	(2.4)	(1)(2)	(42.7)
Depreciation and amortization	10,034	8.1	8.6	(1)	9,125	6.8	7.5	(1)	10.0
Insurance and claims	4,009	3.2	3.5		7,160	5.4	6.1		(44.0)
Equipment rent	2,336	1.9	2.1		2,568	1.9	2.2		(9.0)
Operations and maintenance	8,606	7.0	7.6		8,481	6.3	7.3		1.5
Purchased transportation	49,276	39.8	43.5		49,072	36.7	42.1		0.4
Operating taxes and licenses	1,349	1.1	1.2		1,311	1.0	1.1		2.9
Communications and utilities	906	0.7	0.8		719	0.5	0.6		26.0
(Gain) loss on disposal of assets, net	(16)	0.0	0.0		141	0.1	0.1		111.3
Asset impairments	588	0.5	0.4	(1)	367	0.3	0.3		60.2
Other	3,931	3.2	3.5		4,787	3.6	4.1		(17.9)
Total operating expenses	$122,737	99.2%	98.6%		$131,639	98.5%	98.0%		(6.8)%

	Six Months Ended June 30,								%
	2020				2019				change
			Adjusted				Adjusted
			Operating				Operating		2019 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2018
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$69,481	27.7%	30.7	% (1)	$69,896	26.1%	29.6	% (1)	(0.6)%
Fuel and fuel taxes	19,945	8.0	(2.0)	(1)(2)	27,733	10.4	(1.9)	(1)(2)	(28.1)
Depreciation and amortization	20,045	8.0	8.6	(1)	17,943	6.7	7.3	(1)	11.7
Insurance and claims	9,866	3.9	4.4		14,440	5.4	6.1		(31.7)
Equipment rent	4,628	1.8	2.0		5,288	2.0	2.3		(12.5)
Operations and maintenance	17,502	7.0	7.7		15,754	5.9	6.7		11.1
Purchased transportation	97,090	38.8	43.0		97,353	36.3	41.4		(0.3)
Operating taxes and licenses	2,508	1.0	1.1		2,428	0.9	1.0		3.3
Communications and utilities	1,719	0.7	0.7		1,486	0.6	0.6		15.7
Loss (gain) on disposal of assets, net	22	0.0	0.0		(4)	0.0	0.0		(650.0)
Asset impairments	588	0.2	0.2	(1)	367	0.1	0.2	(1)	60.2
Other	8,428	3.4	3.7		9,008	3.4	3.8		(6.4)
Total operating expenses	$251,822	100.5%	100.1%		$261,692	97.8%	97.1%		(3.8)%

1)	Adjusted operating ratio is calculated as the applicable operating expense excluding severance costs included in salaries, wages, and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees and are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to Company drivers, employee benefits and compensation and benefits paid to non-driver employees.

Salaries, wages and employee benefits expense was largely flat for the three and six months ended June 30, 2020, when compared to the same periods in 2019.  The rate of compensation paid to Company drivers per mile has increased in recent periods and we expect this cost will continue to fluctuate in future periods due to driver pay increases, offset by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers.  The decrease in fuel and fuel taxes for the three and six months ended June 30, 2020 was largely the result of 22.2% and 12.8% decreases, respectively, in the price per gallon of diesel fuel, offset by 2.9% and 4.8% increases, respectively, in total miles driven when compared to the same periods in 2019.  The Company has undertaken fuel efficiency initiatives, such as installing trailer skirts, idle control, more fuel-efficient engines and implementing driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

The Company continues to pursue fuel efficiency initiatives, acquiring newer, more fuel-efficient revenue equipment and implementing focused driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.  The Company expects to continue managing its idle time and truck speeds and partnering with customers to align fuel surcharge programs to recover a fair portion of rising fuel costs.  Looking ahead, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, empty mile percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  For the three and six months ended June 30, 2020 equipment rent expense decreased 9.0% and 12.5%, respectively, when compared to the 2019 periods.

Depreciation and amortization expense increased as a percentage of both operating and base revenue for the three and six months ended June 30, 2020, when compared to the same periods in 2019, due in part to the lower revenues as discussed previously.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect current estimates of the value of such equipment upon its retirement.  The Company believes that these changes more accurately reflect the value of the revenue equipment on the accompanying condensed consolidated balance sheets.

The Company intends to continue its focus on improving asset utilization, matching customer demand, growing its independent contractor fleet and strengthening load profitability initiatives.  Further, the acquisition costs of new revenue equipment could increase due to the inclusion of improved safety and fuel efficiency features.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accrual, developments in prior-year claims and insurance premiums and self-insured amounts.  For  the three and six months ended June 30, 2020, insurance and claims expense decreased in dollars spent and as a percentage of both operating and base revenue compared to the prior year periods, largely due to the favorable claims loss history and a decrease in litigated claims.

The Company expects insurance and claims expense to continue to be volatile over the long-term and in its October 2019 annual renewal experienced a significant rate increase.  In addition, recently, insurance carriers have generally raised premiums for many businesses, including those in the trucking industry, and the trucking industry is experiencing a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go offshore for insurance needs has increased.  These factors may cause the Company’s insurance and claims expense to increase if it has a similar experience at renewal or replacement and the Company could find it necessary to raise its self-insured retention levels or decrease its aggregate coverage limits.  The Company continues to evaluate various options to prevent additional rate increases in its 2020 insurance renewal.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-operated tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  Operations and maintenance expense increased for the three and six months ended June 30, 2020, when compared to the same periods in 2019 due to increased costs of maintaining our fleet.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the three and six months ended June 30, 2020, purchased transportation expense was primarily flat.

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

(Gain) loss on disposal of assets, net

During the three months ended June 30, 2020, the Company experienced a small net gain on disposal of assets, net compared to a loss in the same period in 2019.  For the six months ended June 30, 2020, we experienced a small net loss compared to a small gain in the same period in 2019.  For both periods, the changes were due primarily to continued fluctuations in the used equipment market.  Management believes this variability will continue through the remainder of this year.

Other expenses

The decrease in other expenses for the three and six months ended June 30, 2020 was primarily due to a decrease in driver recruiting costs.

Interest expense, net

For the three and six months ended June 30, 2020, interest expense, net decreased primarily due to decreased outstanding borrowings on our credit facility.  See Note 6 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax (benefit) expense

During the three months ended June 30, 2020 and 2019, the Company’s effective tax rate was 211.4% and 99.5%, respectively.  During the six months ended June 30, 2020 and 2019, the Company’s effective tax rate was 19.8% and 33.5%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.  Due to the effect of the non-deductible per diem payments, the Company’s tax rate will fluctuate in future periods based on fluctuations in earnings (losses) and in the number of drivers who elect to participate in the per diem program.

During the six month period ended June 30, 2020 our effective tax rate was also affected by changes stemming from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in 2020, which allows a 5 year federal net operating loss carryback for federal income tax purposes to tax periods where the federal statutory rate was 35%, resulting in a tax benefit.  During the six months ended June 30, 2020 and 2019, the Company’s tax rate was negatively affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, as well as a non-deductible officer compensation, resulting in an increase to tax expense.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate.  As such, we have used a cut-off method to calculate taxes for the three and six months ended June 30, 2020.

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

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset higher costs through increases in revenue per mile and cost control efforts.  The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for the Company than for its competitors.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, for three and six months ended June 30, 2020 and 2019, average diesel fuel prices per gallon as reported by the DOE, decreased 22.2% and 12.8%, compared to the same periods in 2019.

As of June 30, 2020, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of June 30, 2020, the Company had total stockholders’ equity of $75.5 million and total debt and lease liabilities of $189.5 million, resulting in a total debt, less cash, to total capitalization ratio of 71.5% compared to 70.9% as of December 31, 2019.

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

As of June 30, 2020, the Company had no noncancellable commitments for the acquisition of revenue equipment.

During July 2020, the Company entered into an agreement to take delivery of 189 tractors through a lease agreement.

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

As of June 30, 2020, the Company had $7.4 million in letters of credit outstanding and had approximately $38 million available to borrow under the Credit Facility.  Net of cash, debt represented 71.5% of total capitalization.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

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

Cash Flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Six Months Ended June 30,
	Category	2020	2019

Sources of cash:		(in thousands)
Operating activities - net	Operating	$14,406	$15,754
Proceeds from sale of property and equipment	Investing	1,459	7,643
Borrowings under long-term debt	Financing	33,200	53,700
Proceeds from obligation under finance lease	Financing	—	10,471

Uses of cash:
Acquisition of Davis Transfer Company (net of cash)	Investing	—	(305)
Capital expenditures	Investing	(9,809)	(25,209)
Payments of long-term debt	Financing	(26,440)	(55,249)
Principal payments on financing lease obligations	Financing	(11,366)	(6,375)
Payments on obligation under finance lease	Financing	(1,052)	(219)

Other sources - net	Financing	(403)	(1,002)
Decrease in cash		$(5)	$(791)

Operating activities

Our net cash provided by operating activities in the six months ended June 30, 2020 decreased modestly from the comparable 2019 period primarily due to lower net income, offset by an increase in depreciation and amortization and changes in accounts payable and accrued liabilities.

Debt and Lease Obligations

See Notes 6 and 7 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility, insurance financing, and lease obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its financial statements are prepared. Actual results could differ from those estimates, and such differences could be material.  In 2020, the only change to the Company’s critical accounting policies and estimates, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 related to the change in salvage value of the Company’s tractor fleet.   See Note 1 to the condensed consolidated financial statements for further discussion of the change in estimate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the PEO and PFO have concluded that as of June 30, 2020 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and

(ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has confidence in the Company’s internal controls and procedures.  Nevertheless, management, including the PEO and PFO, understand that the Company’s disclosure controls and procedures and its internal controls cannot prevent all errors or intentional fraud.  An internal controls system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, have been, or will be, detected.

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

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has since spread globally.  In March 2020, the World Health Organization declared COVID-19 a global pandemic.  Further, the COVID-19 outbreak has resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns.  As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance, results of operations and liquidity may be adversely impacted in a number of ways, including, but not limited to, the following:

●	disruptions to our operations, including a shutdown of one or more of our locations; restrictions on certain of our operations and other important business activities;
●	reduced demand for our services due to disruptions to the businesses and operations of our customers;
●	the ability of our customers to pay for our services;
●	a slowdown or stoppage in the supply chain of our equipment, fuel, supplies and maintenance services;
●	limitations on employee resources and availability, including due to sickness, government restrictions, or the desire of employees to avoid contact with groups of people;

●	a change in the classification of our operations as an essential business or other government orders or restrictions that could limit our movements and shipping operations;
●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities; and
●	an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, as well as negatively impact our stock price.

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
3.1

Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

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

10.1	*#	Letter Agreement, dated April 21, 2020, between the Company and Zachary B. King
10.2	*#	Executive Severance and Change in Control Agreement between the Company and Zachary B. King, dated April 21, 2020
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline	XBRL Taxonomy Extension Schema Document.
101.CAL	Inline	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline	XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover page Interactive Data File formatted as Inline XBRL (contained in Exhibit 101)

References:

*	Management contract or compensatory plan, contract or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck Inc.
(Registrant)

Date:	July 28, 2020	By:	/s/ James D. Reed
(Signature)
James D. Reed
President and Chief Executive Officer

Date:	July 28, 2020	By:	/s/ Zachary B. King
(Signature)
Zachary B. King
Senior Vice President and Chief Financial Officer