Form 10-Q
period 2020-09-30
USA TRUCK INC
filed 2020-10-30
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Large accelerated filer [ ]	Accelerated filer ☒	Non-accelerated filer [ ]
Smaller reporting company ☒		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No [X]

The number of shares outstanding of the registrant’s common stock, as of October 25, 2020, was 8,760,316.

USA TRUCK INC.

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2020 and December 31, 2019	2
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) - Three and nine months ended September 30, 2020 and September 30, 2019	3
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) - Three and nine months ended September 30, 2020 and September 30, 2019	4
	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2020 and September 30, 2019	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	28
4.	Controls and Procedures	29
	PART II – OTHER INFORMATION
1.	Legal Proceedings	29
1A.	Risk Factors	29
2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
3.	Defaults Upon Senior Securities	30
4.	Mine Safety Disclosures	30
5.	Other Information	30
6.	Exhibits	31
	Signatures	32

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets	September 30, 2020	December 31, 2019

Current assets:	(in thousands, except share data)
Cash	$1,161	$97
Accounts receivable, net of allowance for doubtful accounts of $697 and $369, respectively	65,859	49,853
Other receivables	4,518	5,408
Inventories	873	769
Assets held for sale	1,246	2,542
Prepaid expenses and other current assets	4,458	7,855
Total current assets	78,115	66,524
Property and equipment:
Land and structures	33,601	33,077
Revenue equipment	311,869	309,573
Service, office and other equipment	31,040	30,235
Property and equipment, at cost	376,510	372,885
Accumulated depreciation and amortization	(144,240)	(124,216)
Property and equipment, net	232,270	248,669
Operating leases - right of use assets	9,714	11,775
Goodwill	5,231	5,231
Other intangibles, net	15,433	16,453
Other assets	1,362	2,058
Total assets	$342,125	$350,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,901	$29,421
Current portion of insurance and claims accruals	9,488	12,466
Accrued expenses	10,616	6,518
Current finance lease obligations	23,717	30,779
Current operating lease obligations	2,732	6,050
Long-term debt, current maturities	1,660	6,165
Total current liabilities	75,114	91,399
Other long-term liabilities	3,140	80
Long-term debt, less current maturities	89,238	83,349
Long-term finance lease obligations	57,451	58,397
Long-term operating lease obligations	7,209	5,812
Deferred income taxes	22,700	24,017
Insurance and claims accruals, less current portion	9,071	9,445
Total liabilities	263,923	272,499
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,038,197 shares, and 11,987,572 shares, respectively	120	120
Additional paid-in capital	60,006	63,238
Retained earnings	72,582	73,769
Less treasury stock, at cost (3,277,294 shares, and 3,434,231 shares, respectively)	(54,506)	(58,916)
Total stockholders’ equity	78,202	78,211
Total liabilities and stockholders’ equity	$342,125	$350,710

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per share data)
Operating revenue	$141,786	$130,924	$392,296	$398,520

Operating expenses:
Salaries, wages and employee benefits	34,916	32,846	104,397	102,742
Fuel and fuel taxes	9,734	13,842	29,679	41,575
Depreciation and amortization	9,896	9,652	29,941	27,595
Insurance and claims	5,388	6,499	15,254	20,939
Equipment rent	2,479	2,427	7,107	7,715
Operations and maintenance	9,310	8,829	26,812	24,583
Purchased transportation	59,617	51,281	156,707	148,634
Operating taxes and licenses	1,167	1,218	3,675	3,646
Communications and utilities	867	967	2,586	2,453
Loss (gain) on disposal of assets, net	398	(696)	420	(700)
Asset impairments	—	1	588	368
Other	3,580	4,092	12,008	13,100
Total operating expenses	137,352	130,958	389,174	392,650
Operating income (loss)	4,434	(34)	3,122	5,870

Other expenses:
Interest expense, net	1,416	1,615	4,335	4,951
Other, net	57	145	167	453
Total other expenses, net	1,473	1,760	4,502	5,404
Income (loss) before income taxes	2,961	(1,794)	(1,380)	466
Income tax expense (benefit)	666	(421)	(193)	337

Consolidated net income (loss) and comprehensive income (loss)	$2,295	$(1,373)	$(1,187)	$129

Net earnings (loss) per share:
Average shares outstanding (basic)	8,807	8,564	8,762	8,509
Basic earnings (loss) per share	$0.26	$(0.16)	$(0.14)	$0.02

Average shares outstanding (diluted)	8,955	8,564	8,762	8,522
Diluted earnings (loss) per share	$0.26	$(0.16)	$(0.14)	$0.02

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2019	11,988	$120	$63,238	$73,769	$(58,916)	$78,211
Issuance of treasury stock	—	—	(4,327)	—	4,327	—
Stock-based compensation	—	—	471	—	—	471
Forfeited restricted stock	(15)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(11)	—	(57)	—	—	(57)
Net loss	—	—	—	(2,551)	—	(2,551)
Balance at March 31, 2020	11,962	120	59,325	71,218	(54,589)	76,074
Issuance of treasury stock	—	—	(123)	—	123	—
Stock-based compensation	—	—	363	—	—	363
Restricted stock award grant	74	—	—	—	—	—
Net loss	—	—	—	(931)	—	(931)
Balance at June 30, 2020	12,036	$120	$59,565	$70,287	$(54,466)	$75,506
Return of treasury stock	—	—	40	—	(40)	—
Stock-based compensation	—	—	406	—	—	406
Restricted stock award grant	3	—	—	—	—	—
Forfeited restricted stock	(1)	—	—	—	—	—
Net share settlement related to restricted stock vesting	—	—	(5)	—	—	(5)
Net income	—	—	—	2,295	—	2,295
Balance at September 30, 2020	12,038	120	60,006	72,582	(54,506)	78,202

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2018	12,012	$120	$66,433	$78,467	$(63,747)	$81,273
Issuance of treasury stock	—	—	(4,558)	—	4,558	—
Stock-based compensation	—	—	589	—	—	589
Net share settlement related to restricted stock vesting	(5)	—	(72)	—	—	(72)
Net income	—	—	—	1,501	—	1,501
Balance at March 31, 2019	12,007	120	62,392	79,968	(59,189)	83,291
Issuance of treasury stock	—	—	(378)	—	378	—
Stock-based compensation	—	—	705	—	—	705
Forfeited restricted stock	(18)	—	—	—	—	—
Net share settlement related to restricted stock vesting	—	—	(1)	—	—	(1)
Net income	—	—	—	1	—	1
Balance at June 30, 2019	11,989	$120	$62,718	$79,969	$(58,811)	$83,996
Issuance of treasury stock	—	—	(21)	—	21	—
Stock-based compensation	—	—	(107)	—	—	(107)
Net share settlement related to restricted stock vesting	(1)	—	(5)	—	—	(5)
Net loss	—	—	—	(1,373)	—	(1,373)
Balance at September 30, 2019	11,988	120	62,585	78,596	(58,790)	82,511

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

Operating activities:	(in thousands)
Net (loss) income	$(1,187)	$129
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,941	27,595
Deferred income tax, net	(1,317)	46
Share-based compensation	1,240	1,187
Loss (gain) on disposal of assets, net	420	(700)
Asset impairments	588	368
Other	138	84
Changes in operating assets and liabilities:
Accounts and other receivables	(15,116)	925
Inventories and prepaid expenses	3,293	3,401
Accounts payable and accrued expenses	8,635	(4,385)
Insurance and claims accruals	(2,923)	(1,558)
Other long-term assets and liabilities	697	(658)
Net cash provided by operating activities	$24,409	$26,434
Investing activities:
Acquisition of Davis Transfer Company (net of cash)	—	(305)
Capital expenditures	(10,577)	(25,156)
Proceeds from sale of property and equipment	3,274	8,771
Net cash used in investing activities	$(7,303)	$(16,690)
Financing activities:
Borrowings under long-term debt	48,950	72,125
Payments on long-term debt	(46,106)	(85,310)
Principal payments on financing lease obligations	(16,490)	(10,021)
Proceeds from obligation under finance lease	—	12,795
Payments on obligation under finance lease	(1,459)	(605)
Payment of debt issuance costs	—	(538)
Net change in bank drafts payable	(875)	1,183
Net payments for tax withholdings for vested stock-based awards	(62)	(78)
Net cash used in financing activities	$(16,042)	$(10,449)
Increase (decrease) in cash	1,064	(705)
Cash:
Beginning of period	97	989
End of period	$1,161	$284
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,336	$4,253
Income taxes	52	1,189
Supplemental disclosure of non-cash investing:
Sales of revenue equipment included in other receivables	$—	$1,240
Purchase of revenue equipment included in accounts payable	—	1,420

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2020

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc., and present our financial position as of September 30, 2020 and December 31, 2019 and our results of operations, comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30 2020 and 2019.

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

The accompanying condensed consolidated financial statements include USA Truck Inc., and its wholly owned subsidiaries: International Freight Services, Inc. (“IFS”), a Delaware corporation; Skyraider Risk Retention Group Inc. (“SRRG”), a South Carolina corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation, Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation, and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  Collectively, DTC, DTL, and B & G comprise “Davis Transfer Company”.  References in this report to “it,” “we,” “us,” “our,” or the “Company,” and similar expressions refer to USA Truck Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in preparing the condensed consolidated financial statements.  Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

Change in estimate

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect current estimates of the value of such equipment upon its retirement.  This change is being accounted for as a change in estimate.  During the three and nine months ended September 30, 2020, this change in estimate resulted in an increase in depreciation and amortization expense of approximately $0.4 million and $1.2 million, respectively.

Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.  In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business.  However, we continue to monitor the progression of the pandemic, further government response and development of treatments and vaccines and the resulting potential effect on our financial position, results of operations, cash flows and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision and recoverability of certain receivables.  Should the pandemic continue for an extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

NOTE 2 – REVENUE RECOGNITION

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended September 30,
	2020				2019
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$87,505	$48,148	$(7,493)	$128,160	$80,002	$34,753	$(1,778)	$112,977
Fuel surcharge	7,847	2,565	(163)	10,249	12,274	3,991	(250)	16,015
Accessorial	2,031	1,346	—	3,377	1,311	621	—	1,932
Total	$97,383	$52,059	$(7,656)	$141,786	$93,587	$39,365	$(2,028)	$130,924

	Nine Months Ended September 30,
	2020				2019
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$246,922	$114,856	$(13,648)	$348,130	$244,089	$106,081	$(6,199)	$343,971
Fuel surcharge	27,218	8,260	(684)	34,794	37,073	11,920	(636)	48,357
Accessorial	5,865	3,507	—	9,372	3,803	2,389	—	6,192
Total	$280,005	$126,623	$(14,332)	$392,296	$284,965	$120,390	$(6,835)	$398,520

At September 30, 2020 and December 31, 2019, the Company had contract assets, representing our right to consideration for transportation services not yet billed, of $1.9 million and $0.9 million, respectively.

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

Revenue equipment assets are not allocated to the USAT Logistics segment as freight services for customers are brokered through arrangements with third-party motor carriers who utilize their own equipment.  To the extent rail intermodal or other USAT Logistics operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment on an as-needed basis.  Depreciation and amortization expense is allocated to the USAT Logistics segment based on the Company-owned assets specifically utilized to generate USAT Logistics revenue.  All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties.  All other expenses for the USAT Logistics segment are specifically identifiable direct costs or are allocated to the USAT Logistics segment based on relevant cost drivers, as determined by management.

A summary of operating revenue by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating revenue	(in thousands)
Trucking revenue (1)	$97,383	$93,587	$280,005	$284,965
Trucking intersegment eliminations	(651)	(233)	(2,353)	(1,002)
Trucking operating revenue	96,732	93,354	277,652	283,963
USAT Logistics revenue	52,059	39,365	126,623	120,390
USAT Logistics intersegment eliminations	(7,005)	(1,795)	(11,979)	(5,833)
USAT Logistics operating revenue	45,054	37,570	114,644	114,557
Total operating revenue	$141,786	$130,924	$392,296	$398,520

1)	Includes foreign revenue of $8.8 million and $9.5 million for the three months ended September 30, 2020 and 2019, respectively, and $24.9 million and $28.5 million for the nine months ended September 30, 2020 and 2019, respectively.

A summary of operating income (loss) by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating income (loss)	(in thousands)
Trucking	$3,453	$(278)	$2,941	$2,168
USAT Logistics	981	244	181	3,702
Total operating income (loss)	$4,434	$(34)	$3,122	$5,870

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Depreciation and amortization	(in thousands)
Trucking	$9,615	$9,435	$29,088	$26,867
USAT Logistics	281	217	853	728
Total depreciation and amortization	$9,896	$9,652	$29,941	$27,595

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014.  The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of September 30, 2020, 489,639 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Salaries, wages and employee benefits	$7,308	$3,668
Federal and state tax accruals	1,575	1,648
Other (1)	1,733	1,202
Total accrued expenses	$10,616	$6,518

1)	No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 6 –DEBT

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Revolving credit agreement	$80,575	$73,225
Sale leaseback finance obligations	10,323	11,783
Insurance premium financing (2019)	—	4,506
	90,898	89,514
Less current maturities	(1,660)	(6,165)
Total long-term debt	$89,238	$83,349

Credit facility

On January 31, 2019, the Company, entered into a five year, $225.0 million senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and Bank of America, N.A., as agent (the “Agent”) pursuant to the terms of an Amended and Restated Loan and Security Agreement.  The Credit Facility replaced the Company’s previous five year, $170.0 million senior secured revolving credit facility dated February 15, 2015.  On April 7, 2020, the Company, in accordance with the terms of the Credit Agreement, provided notice to the Agent that effective as of April 20, 2020, the Company was permanently reducing the revolving credit commitment under the Credit Agreement by $55.0 million such that the revolving credit commitment is now $170.0 million.  The reduction in the revolving credit commitment will also reduce the future fees paid by the Company in connection with such commitment.

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

The Company had no borrowings under the Swingline as of September 30, 2020.  The average interest rate including all borrowings made under the Credit Facility as of September 30, 2020 was 2.27%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of September 30, 2020, the Company had $7.9 million in letters of credit outstanding and had $47.6 million available to borrow under the Credit Facility taking into account borrowing base availability.

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

Insurance premium financing

In October 2019, the Company entered into a short-term agreement to finance approximately $4.5 million with a third-party financing company for a portion of the Company’s annual insurance premiums.  In October 2020, the Company entered into a short-term agreement to finance approximately $5.1 million with a third-party financing company for a portion of the Company’s annual insurance premiums.

NOTE 7 – LEASES

The components of lease expense for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Operating lease costs	$1,640	$2,355	$5,858	$6,870
Finance lease costs:
Amortization of assets	4,840	3,903	14,347	9,553
Interest on lease liabilities	789	671	2,342	1,820
Total finance lease costs	5,629	4,574	16,689	11,373
Variable and short-term lease costs	837	71	1,248	844
Total lease costs	$8,106	$7,000	$23,795	$19,087

Supplemental information and balance sheet location related to leases is as follows:

	September 30, 2020	December 31, 2019

Operating leases:	(dollars in thousands)
Operating lease right-of-use assets	$9,714	$11,775

Current operating lease obligations	2,732	6,050
Long-term operating lease obligations	7,209	5,812
Total operating lease liabilities	$9,941	$11,862

Finance leases:
Property and equipment, at cost	118,726	120,236
Accumulated amortization	(38,143)	(30,990)
Property and equipment, net	$80,583	$89,246

Current finance lease obligations	23,717	30,779
Long-term finance lease obligations	57,451	58,397
	$81,168	$89,176

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	64	45
Finance leases	39	44

Weighted average discount rate:
Operating leases	3.61%	4.03%
Finance leases	3.53%	3.34%

Supplemental cash flow information related to leases is as follows for the nine months ended:

	September 30, 2020	September 30, 2019

Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$138	$48
Operating cash flows from finance leases	2,342	1,820
Financing cash flows from finance leases	16,490	10,021

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,400	$1,393
Finance leases	8,481	27,348

OTHER COMMITMENTS

As of September 30, 2020, the Company had $26.7 million in purchase commitments for the acquisition of 189 tractors, of which $6.7 million was noncancellable.  These purchase commitments may be funded through funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, or the use of finance and operating leases.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for these spaces was approximately $0.04 million and $0.03 million for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million for the nine months ended September 30, 2020 and

2019.  This expense is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statement of income (loss) and comprehensive income (loss).

NOTE 8 – INCOME TAXES

During the three months ended September 30, 2020 and 2019, the Company’s effective tax rate was 22.5% and 23.5%, respectively.  During the nine months ended September 30, 2020 and 2019, the Company’s effective tax rate was 14.0% and 72.3%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing their gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

During the nine month period ended September 30, 2020 our effective tax rate was also affected by changes stemming from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in 2020, which allows a five year federal net operating loss carryback for federal income tax purposes to tax periods where the federal statutory rate was 35%, resulting in a tax benefit.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate.  As such, we have used a cut-off method to calculate taxes for the three and nine months ended September 30, 2020.

NOTE 9 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Numerator:	(in thousands, except per share amounts)
Net income (loss)	$2,295	$(1,373)	$(1,187)	$129
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,807	8,564	8,762	8,509
Effect of dilutive securities:
Employee restricted stock and incentive stock options	148	—	—	13
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,955	8,564	8,762	8,522
Basic earnings (loss) per share	$0.26	$(0.16)	$(0.14)	$0.02
Diluted earnings (loss) per share	$0.26	$(0.16)	$(0.14)	$0.02
Weighted average anti-dilutive employee restricted stock and incentive stock options	208	509	354	421

NOTE 10 – LEGAL PROCEEDINGS

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight.  The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels.  Though management believes these claims to be immaterial to the Company’s long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company’s financial position, results of operations or cash flows in any given reporting period.

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

During the second quarter of 2020, in response to the closure of our Van Buren, Arkansas terminal, the Company contracted with a third-party to appraise the terminal and the owned lands surrounding it.  As a result of the appraisal, an impairment was recorded for approximately $0.1 million for a parcel of land that had a book value in excess of its fair value.  The appraisal report is considered a Level 2 fair value measurement under the fair value hierarchy.

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

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning acquisitions, or proposed new services or developments;
●	any statement regarding future economic conditions or performance;
●	any statement of belief and any statement of assumptions underlying any of the foregoing; and
●	any statement about the expected impact, evolution, duration or severity of the novel coronavirus (“COVID-19”) global pandemic, including our anticipated actions and responses thereto and the potential impact on our business, operations, customers, employees, financial results and financial condition.

In this Quarterly Report on Form 10-Q, statements relating to:

●	risks resulting from outbreaks or other public health crises, including COVID-19,
●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers and customer-facing employees,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,

●	future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future efforts of restructuring actions,
●	future deployment of technology, including front and inside-facing event recorders,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense, including trends in cost, coverage and retention levels,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
●	future asset sales of non-revenue assets,
●	future impact of regulations, including enforcement of the ELD mandate,
●	future use of derivative financial instruments,
●	our strategy,
●	our intention about the payment of dividends,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	future equipment market,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of the independent contractor fleet, and
●	future income tax rates.

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

The Trucking segment provides one-way truckload transportation, including dedicated services, of various products, goods and materials.  The Trucking segment primarily uses its own purchased or leased tractors and trailers or capacity provided by independent contractors to provide services to customers and is commonly referred to as “asset-based” trucking.  The Company’s USAT Logistics segment provides services that match customer shipments with available equipment of authorized third-party motor carriers and other service providers and provide services that complement the Company’s Trucking operations.  USAT Logistics provides these services to many existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

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

COVID-19

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has since spread globally.  In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak has resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, social distancing, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. While some of these measures were relaxed or rolled back, we continue to monitor the situation as various government authorities have begun to pause the relaxation of restrictions or re-implement or modify certain restrictive measures.

Local, state and national governments continue to emphasize the importance of transportation and have designated it an essential service.  We endeavor to follow governmental guidelines and have put the following measures in place:  institution of work from home for administrative employees, enforcement of social distancing, elimination of visitors into the corporate offices, required use of personal protective equipment by all employees, and increased sanitation.  We continue to evaluate and implement new measures as deemed appropriate.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these challenging and uncertain times.  The overall impact of COVID-19 on our consolidated results of operations for the three and nine months ended September 30, 2020 was not significant, however the impact that COVID-19 will have on our consolidated results of operations throughout the remainder of 2020 and future years remains uncertain.  Based on the duration and severity of COVID-19, we may experience decreases in the demand for our services.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Results of Operations

The following table sets forth the condensed consolidated statements of income (loss) and comprehensive income (loss) in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30,
	2020			2019
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$131,537	92.8%		$114,909	87.8%		14.5%
Fuel surcharge revenue	10,249	7.2		16,015	12.2		(36.0)
Operating revenue	141,786	100.0		130,924	100.0		8.3

Total operating expenses	137,352	96.9	96.4	130,958	100.0	99.7	4.9
Operating income (loss)	4,434	3.1		(34)	(0.0)		—	(2)

Other expenses:
Interest expense	1,416	1.0		1,615	1.2		(12.3)
Other, net	57	0.0		145	0.1		(60.7)
Total other expenses, net	1,473	1.0		1,760	1.3		(16.3)
Income (loss) before income taxes	2,961	2.1		(1,794)	(1.4)		265.1%
Income tax expense (benefit)	666	0.5		(421)	(0.3)		—	(2)

Consolidated net income (loss)	$2,295	1.6%		$(1,373)	(1.0)%		—	(2)

	Nine Months Ended September 30,
	2020			2019
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$357,502	91.1%		$350,163	87.9%		2.1%
Fuel surcharge revenue	34,794	8.9		48,357	12.1		(28.0)
Operating revenue	392,296	100.0		398,520	100.0		(1.6)

Total operating expenses	389,174	99.2	98.8	392,650	98.5	97.9	(0.9)
Operating income	3,122	0.8		5,870	1.5		(46.8)

Other expenses:
Interest expense	4,335	1.1		4,951	1.3		(12.4)
Other, net	167	0.0		453	0.1		(63.1)
Total other expenses, net	4,502	1.1		5,404	1.4		(16.7)
(Loss) income before income taxes	(1,380)	(0.3)		466	0.1		(396.1)%
Income tax (benefit) expense	(193)	(0.0)		337	0.1		—	(2)

Consolidated net (loss) income	$(1,187)	(0.3)%		$129	0.0%		—	(2)

1)	Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.
2)	Percentage change not meaningful.

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

Management believes removing the impact of the above described items from the Company’s operating results affords a more consistent basis for comparing results of operations.  Management believes its presentation of these measures is useful to investors and other users because it provides them the same information that we use internally for purposes of assessing our core operating performance.

Adjusted operating ratio, adjusted earnings (loss) per diluted share, and adjusted operating income (loss) are not substitutes for operating margin, operating income (loss), or any other measure derived solely from GAAP measures.  There are limitations to using non-GAAP measures.  Although management believes that adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) differently.  As a result, it may be difficult to use adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below.

Consolidated Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Operating revenue	$141,786	$130,924	$392,296	$398,520
Less: Fuel surcharge revenue	(10,249)	(16,015)	(34,794)	(48,357)
Base revenue	$131,537	$114,909	$357,502	$350,163
Operating expense	$137,352	$130,958	$389,174	$392,650
Adjusted for:
Severance costs included in salaries, wages and employee benefits	(9)	—	(185)	(319)
Asset impairment - land	—	—	(137)	—
Amortization of acquisition related intangibles	(340)	(340)	(1,020)	(1,043)
Fuel surcharge revenue	(10,249)	(16,015)	(34,794)	(48,357)
Adjusted operating expense	$126,754	$114,603	$353,038	$342,931
Operating income (loss)	$4,434	$(34)	$3,122	$5,870
Adjusted operating income	$4,783	$306	$4,464	$7,232
Operating ratio	96.9%	100.0%	99.2%	98.5%
Adjusted operating ratio	96.4%	99.7%	98.8%	97.9%

Adjusted earnings (loss) per diluted share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Earnings (loss) per diluted share	$0.26	$(0.16)	$(0.14)	$0.02
Adjusted for:
Severance costs included in salaries, wages and employee benefits	0.00	—	0.02	0.04
Asset impairment - land	—	—	0.02	—
Amortization of acquisition related intangibles	0.04	0.04	0.12	0.12
Income tax effect of adjustments	(0.01)	(0.01)	(0.04)	(0.04)
Adjusted earnings (loss) per diluted share	$0.29	$(0.13)	$(0.02)	$0.14

Segment Reconciliations

	Three Months Ended		Nine Months Ended
Trucking Segment	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Operating revenue	$96,732	$93,354	$277,652	$283,963
Intersegment activity	651	233	2,353	1,002
Operating revenue (before intersegment eliminations)	97,383	93,587	280,005	284,965
Less: fuel surcharge revenue (before intersegment eliminations)	(7,847)	(12,274)	(27,218)	(37,073)
Base revenue	$89,536	$81,313	$252,787	$247,892
Operating expense (before intersegment eliminations)	$93,930	$93,865	$277,064	$282,797
Adjusted for:
Severance costs included in salaries, wages and employee benefits	(6)	—	(178)	(319)
Asset impairment - land	—	—	(137)	—
Amortization of acquisition related intangibles	(340)	(340)	(1,020)	(1,043)
Fuel surcharge revenue	(7,847)	(12,274)	(27,218)	(37,073)
Adjusted operating expense	$85,737	$81,251	$248,511	$244,362
Operating income (loss)	$3,453	$(278)	$2,941	$2,168
Adjusted operating income	$3,799	$62	$4,276	$3,530
Operating ratio	96.5%	100.3%	98.9%	99.2%
Adjusted operating ratio	95.8%	99.9%	98.3%	98.6%

	Three Months Ended		Nine Months Ended
USAT Logistics Segment	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Operating revenue	$45,054	$37,570	$114,644	$114,557
Intersegment activity	7,005	1,795	11,979	5,833
Operating revenue (before intersegment eliminations)	52,059	39,365	126,623	120,390
Less: fuel surcharge revenue (before intersegment eliminations)	(2,565)	(3,991)	(8,260)	(11,920)
Base revenue	$49,494	$35,374	$118,363	$108,470
Operating expense (before intersegment eliminations)	$51,078	$39,121	$126,442	$116,688
Adjusted for:
Severance costs included in salaries, wages and employee benefits	(3)	—	(7)	—
Fuel surcharge revenue	(2,565)	(3,991)	(8,260)	(11,920)
Adjusted operating expense	$48,510	$35,130	$118,175	$104,768
Operating income	$981	$244	$181	$3,702
Adjusted operating income	$984	$244	$188	$3,702
Operating ratio	98.1%	99.4%	99.9%	96.9%
Adjusted operating ratio	98.0%	99.3%	99.8%	96.6%

Key Operating Statistics by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trucking:	2020	2019	2020	2019
Operating revenue (before intersegment eliminations) (in thousands)	$97,383	$93,587	$280,005	$284,965
Operating income (loss) (1) (in thousands)	$3,453	$(278)	$2,941	$2,168
Adjusted operating income (2) (in thousands)	$3,799	$62	$4,276	$3,530
Operating ratio (3)	96.5%	100.3%	98.9%	99.2%
Adjusted operating ratio (4)	95.8%	99.9%	98.3%	98.6%
Total miles (5) (in thousands)	44,686	44,850	136,366	132,297
Deadhead percentage (6)	12.4%	13.5%	12.9%	13.2%
Base revenue per loaded mile	$2.288	$2.097	$2.129	$2.159
Average number of seated tractors	1,827	1,862	1,884	1,815
Average number of available tractors (7)	1,969	1,991	2,005	1,941
Average number of in-service tractors (8)	1,991	2,020	2,026	1,973
Loaded miles per available tractor per week	1,512	1,498	1,513	1,517
Base revenue per available tractor per week	$3,460	$3,142	$3,221	$3,275
Average loaded miles per trip	507	488	501	491

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$52,059	$39,365	$126,623	$120,390
Operating income (1) (in thousands)	$981	$244	$181	$3,702
Adjusted operating income (2) (in thousands)	$984	$244	$188	$3,702
Gross margin (9) (in thousands)	$5,880	$4,822	$14,561	$19,041
Gross margin percentage (10)	11.3%	12.2%	11.5%	15.8%
Load count (in thousands)	32.1	30.9	92.7	87.4

1)	Operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).

10)	Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended September 30, 2020, Trucking operating revenue (before intersegment eliminations) increased 4.1% to $97.4 million, compared to $93.6 million for the same period in 2019.  Trucking base revenue (before intersegment eliminations) increased 10.1% to $89.5 million compared to $81.3 million for the third quarter of 2019.  The increase in operating revenue (before intersegment eliminations) resulted primarily from a 9.1% increase in base revenue per loaded mile and an increase of  0.9% in loaded miles per available tractor per week.

During the nine months ended September 30, 2020, Trucking operating revenue (before intersegment eliminations) decreased 1.7% to $280.0 million, compared to $285.0 million for the same period in 2019.  Trucking base revenue (before intersegment eliminations) increased 2.0% to $252.8 million compared to $247.9 million for the third quarter of 2019.  The decrease in operating revenue (before intersegment eliminations) resulted primarily from a 26.6% decrease in fuel surcharge revenue resulting from falling diesel fuel prices, a 1.4% decrease in base revenue per loaded mile, offset by a decrease of 0.3% in loaded miles per available tractor per week.

Trucking operating income (loss)

For the three months ended September 30, 2020, Trucking reported operating income of $3.5 million compared to an operating loss of $0.3 million for the same period in 2019.  This improvement was primarily driven by the 4.1% increase in operating revenue (before intersegment eliminations) discussed above, offset by a 0.1% increase in operating expenses (before intersegment eliminations).

For the nine months ended September 30, 2020, Trucking reported operating income of $2.9 million compared to operating income of $2.2 million for the same period in 2019.  This change was primarily the result of a 3.1% increase in total miles driven and a 2.0% decrease in operating expenses (before intersegment eliminations), offset by the decrease in base revenue per loaded mile discussed above.

USAT Logistics operating revenue

For the three months ended September 30, 2020, USAT Logistics operating revenue (before intersegment eliminations) increased 32.2% to $52.1 million compared to $39.4 million for the same period in 2019.  The year-over-year increase in operating revenue (before intersegment eliminations) was the result of a 27.2% increase in revenue per load and a 4.0% increase in load volume.

For the nine months ended September 30, 2020, USAT Logistics operating revenue (before intersegment eliminations) increased 5.2% to $126.6 million compared to $120.4 million for the same period in 2019.  The year-over-year change in operating revenue (before intersegment eliminations) was the result of a 6.1% increase in load volume, offset by a 0.9% decrease in revenue per load.

USAT Logistics operating income (loss)

USAT Logistics reported operating income of $1.0 million for the three months ended September 30, 2020, an increase of $0.7 million, or 302.0%, compared to operating income of $0.2 million for the comparable quarter in 2019.  This increase was driven largely by 32.2% increase in operating revenue (before intersegment eliminations), which was slightly offset by a 90 basis point drop in gross margin.

For the nine months ended September 30, 2020, USAT Logistics reported operating income of $0.2 million, a decrease of $3.5 million, or 95.1%, compared to operating income of $3.7 million for the comparable period in 2019.  This decrease was driven primarily by a 430 basis point drop in gross margin, offset by a 5.2% increase in operating revenue (before intersegment eliminations) mentioned above.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30,
	2020				2019				% change
			Adjusted				Adjusted
			Operating				Operating		2020 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2019
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$34,916	24.6%	26.5	% (1)	$32,846	25.1%	28.6	% (1)	6.3%
Fuel and fuel taxes	9,734	6.9	(0.4)	(1)(2)	13,842	10.5	(1.9)	(1)(2)	(29.7)
Depreciation and amortization	9,896	7.0	7.3	(1)	9,652	7.4	8.1	(1)	2.5
Insurance and claims	5,388	3.8	4.1		6,499	5.0	5.7		(17.1)
Equipment rent	2,479	1.8	1.9		2,427	1.9	2.1		2.1
Operations and maintenance	9,310	6.6	7.1		8,829	6.7	7.7		5.4
Purchased transportation	59,617	42.0	45.3		51,281	39.2	44.6		16.3
Operating taxes and licenses	1,167	0.8	0.9		1,218	0.9	1.0		(4.2)
Communications and utilities	867	0.6	0.7		967	0.7	0.8		(10.3)
Loss (gain) on disposal of assets, net	398	0.3	0.3		(696)	(0.5)	(0.6)		(157.2)
Asset impairments	—	—	—	(1)	1	0.0	0.0	(1)	(100.0)
Other	3,580	2.5	2.7		4,092	3.1	3.6		(12.5)
Total operating expenses	$137,352	96.9%	96.4%		$130,958	100.0%	99.7%		4.9%

	Nine Months Ended September 30,								%
	2020				2019				change
			Adjusted				Adjusted
			Operating				Operating		2020 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2019
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$104,397	26.6%	29.2	% (1)	$102,742	25.8%	29.3	% (1)	1.6%
Fuel and fuel taxes	29,679	7.6	(1.4)	(1)(2)	41,575	10.4	(1.9)	(1)(2)	(28.6)
Depreciation and amortization	29,941	7.6	8.1	(1)	27,595	6.9	7.6	(1)	8.5
Insurance and claims	15,254	3.9	4.3		20,939	5.3	6.0		(27.2)
Equipment rent	7,107	1.8	2.0		7,715	1.9	2.2		(7.9)
Operations and maintenance	26,812	6.8	7.5		24,583	6.2	7.0		9.1
Purchased transportation	156,707	39.9	43.8		148,634	37.3	42.4		5.4
Operating taxes and licenses	3,675	0.9	1.0		3,646	0.9	1.0		0.8
Communications and utilities	2,586	0.7	0.7		2,453	0.6	0.7		5.4
Loss (gain) on disposal of assets, net	420	0.1	0.1		(700)	(0.2)	(0.2)		(160.0)
Asset impairments	588	0.1	0.1	(1)	368	0.1	0.1	(1)	59.8
Other	12,008	3.1	3.4		13,100	3.3	3.7		(8.3)
Total operating expenses	$389,174	99.2%	98.8%		$392,650	98.5%	97.9%		(0.9)%

1)	Adjusted operating ratio is calculated as the applicable operating expense excluding severance costs included in salaries, wages, and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees and are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to Company drivers, employee benefits and compensation and benefits paid to non-driver employees.

Salaries, wages and employee benefits expense increased for both the three and nine months ended September 30, 2020, when compared to the same periods in 2019.  For the three months ended September 30, 2020, the increase was primarily due to increases in performance-based compensation as compared to the prior year quarter.  For the nine months ended September 30, 2020, the increase was primarily due to increases in driver pay, performance-based compensation, offset by decreases in administrative staff wages.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers.  The decrease in fuel and fuel taxes for the three months ended September 30, 2020 was largely the result of a 19.7% decrease in the price per gallon of diesel fuel and a 0.4% decrease in total miles driven when compared to the same period in 2019.  For the nine months ended September 30, 2020, the decrease in fuel and fuel taxes was due to a 15.4% decrease in the price per gallon of diesel fuel, offset by a 3.1% increase in total miles driven when compared to the same period in 2019.  The Company has undertaken fuel efficiency initiatives, such as installing trailer skirts, idle control, more fuel-efficient engines and implementing driver training programs, which have contributed to improvements in our fuel expense on a cost per Company tractor mile basis.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are those related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  For the three and nine months ended September 30, 2020 equipment rent expense increased 2.1% and decreased 7.9%, respectively, when compared to the 2019 periods.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2020, when compared to the same periods in 2019 primarily due to the change in tractor salvage values.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect current estimates of the value of such equipment upon its retirement.  The Company believes that these changes more accurately reflect the value of the revenue equipment on the accompanying condensed consolidated balance sheets.

The Company intends to continue its focus on improving asset utilization, matching customer demand, growing its independent contractor fleet and strengthening load profitability initiatives.  Further, the acquisition costs of new revenue equipment could increase due to the inclusion of improved safety and fuel efficiency features.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accrual, developments in prior-year claims and insurance premiums and self-insured amounts.  For  the three and nine months ended September 30, 2020, insurance and claims expense decreased compared to the prior year periods, largely due to the favorable claims experience, offset in part by increases in insurance premiums.

The Company expects insurance and claims expense to continue to be volatile over the long-term.  Recently, the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.  These factors have caused the Company’s insurance premiums to increase during the October 2020 renewal.  The Company also opted to increase its self-insured retention level from $1 million to $2 million and decrease aggregate coverage limits to offset the increased premium costs during the coming premium year.  As a result, the Company looked at alternatives to traditional insurance programs, and formed a captive insurance company, Skyraider Risk Retention Group Inc., to mitigate a portion of the increased insurance costs.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-operated tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  Operations and maintenance expense increased for the three and nine months ended September 30, 2020, when compared to the same periods in 2019 due to increased costs of maintaining our fleet.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the three and nine months ended September 30, 2020, purchased transportation expense increased when compared to the 2019 periods, primarily due to an increase in the volume of brokered loads through our USAT Logistics segment and the use of independent contractors by our Trucking segment.

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

Loss (gain) on disposal of assets, net

During the three and nine months ended September 30, 2020, the Company experienced losses on disposal of assets, net compared to gains in the same period in 2019.  For both periods, the changes were due primarily to continued fluctuations in the used equipment market.  Additionally, during the three months ended September 30, 2019, the Company benefitted from the sale of several hundred trailers.  Management believes this variability will continue through the remainder of this year and into 2021.

Other expenses

The decrease in other expenses for the three months ended September 30, 2020 was primarily due to a decrease in driver recruiting costs, as we have refocused our efforts on pursuing more qualified applicants.  The decrease in other expenses for the nine months ended September 30, 2020 was primarily due to decreases in driver recruiting costs and professional services offset in part by an increase in bad debt expense.

Interest expense, net

For the three and nine months ended September 30, 2020, interest expense, net decreased primarily due to the decreased interest rate on our outstanding borrowing, offset by increases in the outstanding borrowings and imputed financing lease interest.  See Note 6 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense (benefit)

During the three months ended September 30, 2020 and 2019, the Company’s effective tax rate was 22.5% and 23.5%, respectively.  During the nine months ended September 30, 2020 and 2019, the Company’s effective tax rate was 14.0% and 72.3%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing their gross pay, before taxes. Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

During the nine month period ended September 30, 2020 our effective tax rate was also affected by changes stemming from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in 2020, which allows a five year federal net operating loss carryback for federal income tax purposes to tax periods where the federal statutory rate was 35%, resulting in a tax benefit.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate.  As such, we have used a cut-off method to calculate taxes for the three and nine months ended September 30, 2020.

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, for the three and nine months ended September 30, 2020, the average diesel fuel prices per gallon as reported by the DOE, decreased 19.7% and 15.4%, respectively, compared to the same periods in 2019.

As of September 30, 2020, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of September 30, 2020, the Company had total stockholders’ equity of $78.2 million and total debt and lease liabilities of $182.0 million, resulting in a total debt, less cash, to total capitalization ratio of 69.8% compared to 70.9% as of December 31, 2019.

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

As of September 30, 2020, the Company had $26.7 million in purchase commitments for the acquisition of 189 tractors, of which $6.7 million was noncancellable.  These purchase commitments may be funded through funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, or the use of finance and operating leases.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant capital investments.  In the Company’s Trucking segment, where capital investments are the most substantial, the primary investments are in revenue equipment and to a lesser extent, in technology and working capital.  In the Company’s USAT Logistics segment, the primary investments are in technology and working capital.  USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, and the use of finance and operating leases.  Based on expected financial conditions, net capital expenditures, forecasted operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs.

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

As of September 30, 2020, the Company had $7.9 million in letters of credit outstanding and had $47.6 million available to borrow under the Credit Facility, taking into account borrowing base availability.  Net of cash, debt represented 69.8% of total capitalization.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through other sources of financing, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

On April 20, 2020, the Company permanently reduced the revolving credit commitment under the Credit Agreement by $55.0 million such that the revolving credit commitment is $170.0 million.  This change is anticipated to reduce the fees paid by the Company in connection with such commitment by approximately $0.1 million annually.

Cash Flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Nine Months Ended September 30,
	Category	2020	2019

Sources of cash:		(in thousands)
Operating activities - net	Operating	$24,409	$26,434
Proceeds from sale of property and equipment	Investing	3,274	8,771
Borrowings under long-term debt	Financing	48,950	72,125
Proceeds from obligation under finance lease	Financing	—	12,795

Uses of cash:
Acquisition of Davis Transfer Company (net of cash)	Investing	—	(305)
Capital expenditures	Investing	(10,577)	(25,156)
Payments of long-term debt	Financing	(46,106)	(85,310)
Principal payments on financing lease obligations	Financing	(16,490)	(10,021)
Payments on obligation under finance lease	Financing	(1,459)	(605)

Other sources (uses) - net	Financing	(937)	567
Increase (decrease) in cash		$1,064	$(705)

Operating activities

Our net cash provided by operating activities in the nine months ended September 30, 2020 decreased modestly from the comparable 2019 period primarily due to lower net income and an increase to accounts and other receivables, offset by changes in accounts payable and accrued liabilities.

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

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the PEO and PFO have concluded that as of September 30, 2020 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight.  The Company maintains liability insurance to cover liabilities in excess of certain self-insured retention levels.  Though management believes these claims to be immaterial to the Company’s long-term financial position, adverse results of one or more of these claims could have a material adverse effect on the Company’s financial position, results of operations or cash flows in any given reporting period.

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

The ongoing novel coronavirus (COVID-19) global pandemic, or any other future global pandemic, could adversely affect our business operations, financial performance, results of operations and liquidity, the extent of which is uncertain and difficult to predict.

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has since spread globally.  In March 2020, the World Health Organization declared COVID-19 a global pandemic.  The COVID-19 outbreak has resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns.  As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance, results of operations and liquidity may be adversely impacted in a number of ways, including, but not limited to, the following:

●	disruptions to our operations, including a shutdown of one or more of our locations; restrictions on certain of our operations and other important business activities;
●	reduced demand for our services due to disruptions to the businesses and operations of our customers;
●	the ability of our customers to pay for our services;
●	a slowdown or stoppage in the supply chain of our equipment, fuel, supplies and maintenance services;
●	limitations on employee resources and availability, including due to sickness, government restrictions, school closures, or the desire of employees to avoid contact with groups of people;
●	a change in the classification of our operations as an essential business or other government orders or restrictions that could limit our movements and shipping operations;
●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities; and
●	an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, as well as negatively impact our stock price.

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

USA Truck Inc.
(Registrant)

Date:	October 30, 2020	By:	/s/ James D. Reed
(Signature)
James D. Reed
President and Chief Executive Officer

Date:	October 30, 2020	By:	/s/ Zachary B. King
(Signature)
Zachary B. King
Senior Vice President and Chief Financial Officer