Form 10-K
period 2020-12-31
USA TRUCK INC
filed 2021-02-24
CIK 883945

company

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

(Commission file number):1-35740

(Exact name of registrant as specified in its charter):USA Truck Inc.

Delaware	71-0556971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Industrial Park Road
Van Buren, Arkansas	72956
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (479) 471-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	USAK	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers, directors, and affiliated holders of more than 10% of the Registrant’s outstanding common stock are “affiliates” of the Registrant) as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $62,740,102 (based on the closing sale price of the Registrant’s common stock on that date as reported by Nasdaq).

As of February 19, 2021,  8,744,295 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part lll of this report.

USA TRUCK INC.

Part I.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2020 (this “Form 10-K”) contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any statement about the expected impact, evolution, duration or severity of the novel coronavirus (“COVID-19”) global pandemic, including our anticipated actions and responses thereto and the potential impact on our business, operations, customers, employees, financial results and financial condition.
●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning acquisitions, or proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Form 10-K, statements relating to:

●	the impact of public health crises, including COVID-19,
●	future driver market,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future deployment of technology, including front and inside-facing event recorders,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense, including trends in cost, coverage and retention levels,
●	future salaries, wages and employee benefits costs,
●	future purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
●	future asset sales of non-revenue assets,
●	future impact of regulations,
●	future use of derivative financial instruments,
●	our strategy,

●	our intention about the payment of dividends,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	future equipment market,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of the independent contractor fleet, and
●	future income tax rates

among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “focus,” “intends,” “plans,” “goals,” “may,” “if,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A, Risk Factors.”  Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below.  These factors and uncertainties that make investing in our common stock risky include, among others:

Operational and Strategic Risks

●	the impact of the ongoing COVID-19 global pandemic;
●	general economic, credit and business factors affecting the trucking industry;
●	competition;
●	our self-insurance claims exposure;
●	our exposure to claims or losses not covered by insurance;
●	the cost of upgrading our tractor fleet;
●	fluctuations in the price or availability of fuel;
●	volatility in the used equipment market;

●	increased prices or decreased availability of new revenue equipment;
●	our inability to maintain or improve profitability;
●	our ability to implement our strategic initiatives;
●	increases in driver compensation and difficulties in attracting and retaining qualified drivers;
●	risks relating to our engagement of independent contractors;
●	risks relating to the growth of our asset-light service offerings;
●	the loss of one or more major customers;
●	risk of doing business internationally;
●	adverse developments in labor and employment law and unionizing efforts;
●	the security of our information and communication system;
●	seasonality;

Regulatory and Compliance Risks

●	the risk that our independent contractors could be deemed to be employees;
●	the highly regulated nature of the trucking industry;
●	compliance with safety-related laws, regulations and standards;
●	receipt of an unfavorable DOT safety rating;
●	compliance with environmental laws and regulations;
●	uncertainty relating to piece rate legislation;
●	security requirements imposed on the transportation industry;

Financial Risks

●	our levels of indebtedness and lease obligations;
●	our need for and ability to obtain additional financing;
●	restrictive covenants contained in our financing arrangements;
●	our significant ongoing capital requirements;
●	changes in taxation could increase our tax exposure;

General Risks

●	management and employee turnover;
●	litigation;
●	risks relating to future acquisitions;
●	volatility of our stock price;
●	goodwill impairment;
●	provisions in our charter documents and Delaware law that could deter acquisition proposals or make it difficult for a third party to acquire control;
●	disruptions from stockholder activists; and
●	disruptions form unsolicited takeover proposals.

Item 1.          BUSINESS

General

USA Truck is one of North America’s top 25 truckload carriers when measured by operating revenue, as determined by Transport Topics’ most recent annual ranking.  In 2020, the Company generated $551.1 million in consolidated operating revenue.  As of December 31, 2020, the Company’s fleet consisted of 2,065 tractors, which included 628 independent contractor tractors, and 6,263 trailers.

The Company has two reportable segments: (i) Trucking, consisting of the Company’s truckload and dedicated freight service offerings, and (ii) USAT Logistics, consisting of the Company’s freight brokerage, logistics, and rail intermodal service offerings.  Our truckload service offering provides motor carrier services as a medium-haul common and contract carrier, utilizing equipment owned or leased by the Company or independent contractors.  Our dedicated freight service offering provides truckload motor carrier services to specific customers for movement of freight over particular routes at specified times.  USAT Logistics provides freight brokerage, logistics, and intermodal rail service to its customers by utilizing third party capacity.  Each of these service offerings match customer shipments with available equipment of authorized third-party motor carriers and other service providers.  The Company provides these services to many existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

As of December 31, 2020, our corporate structure included USA Truck Inc., and its wholly owned subsidiaries:  International Freight Services, Inc. (“IFS”), a Delaware corporation; Skyraider Risk Retention Group Inc. (“SRRG”), a South Carolina corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation; Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation; and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  Collectively, DTC, DTL, and B & G comprise “Davis Transfer Company”.

Operations

USA Truck is headquartered in Van Buren, Arkansas.  The Company transports freight throughout the contiguous United States, into and out of portions of Canada, and into and out of Mexico by offering through-trailer service from our terminal in Laredo, Texas.  During 2020 and 2019, the Company generated approximately 6% and 7%, respectively, of the Company’s operating revenues in Mexico and Canada.  All Company-owned tractors are domiciled in the United States.  The Company does not separately track domestic and foreign long-lived assets, as substantially all of the Company’s long-lived assets are located within the United States.

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

While the Company prefers direct relationships with customers, some high volume shippers require their carriers to conduct business with designated third party logistics providers.  Obtaining shipments through these providers is a significant opportunity that allows the Company to provide services for high-volume shippers to which it might not otherwise have access.  During 2020, two customers accounted for more than 10% each of the Company’s consolidated operating revenues.  The Company’s largest 10 customers together comprised approximately 51% of the Company’s consolidated operating revenue.  Overall in 2020, the Company provided services to more than 600 customers across all USA Truck service offerings.

Receivables collection during 2020 averaged approximately 42 days from the invoice date, compared to an average of approximately 35 days during 2019.  Factors contributing to the increase in days to collection for 2020 were the result of slowed customer payments during the first half of the year as a result of the market disruptions caused by the COVID-19 pandemic, paired with increased revenues generated during the fourth quarter.

Revenue Equipment

Model Year:	Tractors (1)	Trailers (2)
2021	244	100
2020	380	299
2019	393	—
2018	109	398
2017	270	889
2016	39	1,525
2015	—	490
2014	—	484
2013	2	658
2012	—	484
2011	—	64
2010	—	379
2009 and earlier	—	493
Total	1,437	6,263
1)	Includes 228 tractors under operating leases and 548 tractors financed by financing leases.
2)	Includes 49 trailers under operating leases and 758 trailers financed by financing leases.

The average age of the Company’s in-service tractor fleet was approximately 29 months at December 31, 2020.  The Company’s equipment purchase and replacement decisions are based on a number of factors, including, but not limited to, new equipment prices, the used equipment market, trade-in values, demand for freight services, prevailing interest rates, the attractiveness of lease terms, technological improvements, regulatory changes, fuel efficiency, equipment durability, equipment specifications and driver comfort.  Therefore, depending on the circumstances, the Company may accelerate or delay the acquisition and disposition of its tractors or trailers from time to time, or may choose to acquire revenue equipment through operating leases or financed purchases.

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

Human Capital Resources

As of December 31, 2020, the Company had approximately 2,000 team members across all business segments, of which approximately 67% were Company drivers.  The Company believes team member relations to be good, and no team members are subject to union contracts or are part of a collective bargaining unit.

Recruitment, training, and retention of a professional driver workforce, the Company’s most valuable asset, are essential to the Company’s continued growth and fulfillment of customer needs.  USA Truck hires qualified professional drivers who hold a valid commercial driver’s license, satisfy applicable federal and state safety performance and measurement requirements, and meet USA Truck’s hiring criteria.  These guidelines relate primarily to safety history, road test evaluations, and various other evaluations, which include physical examinations and mandatory drug and alcohol testing.  In order to attract and retain safe drivers who are committed to customer service and safety, the Company focuses its driver operations around a collaborative and supportive team environment.  The Company provides comfortable, late model equipment, encourages direct communication with senior management, and pays competitive wages and benefits, and provides other incentives intended to encourage driver safety, retention, and long-term employment.  The majority of our professional drivers are compensated on a per mile basis, based on the length of haul and a predetermined number of miles.  Drivers are also compensated for accessorial services provided to customers.  Drivers and other employees are encouraged to participate in the Company’s 401(k) program, Company-sponsored health, life, and dental plans, and the Company’s employee stock purchase plan.  The Company believes these factors aid in attracting, recruiting, and retaining professional drivers in a competitive driver market.

The Company is committed to hiring, developing and supporting a diverse and inclusive workplace.  Our management team and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace.  All of our non-driver employees are required to complete annual trainings on our Code of Conduct, harassment, bullying and sexual harassment, unconscious bias and emotional intelligence.  Additionally, the Company sponsors diversity and inclusion programs periodically throughout the year to promote awareness of different cultures and backgrounds.

During 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees.  These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.  In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions.  For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities.  Many of our administrative and operational functions during this time have required modification as well, including most of our workforce working remotely.  For a detailed discussion of the impact of the COVID-19 pandemic, see “Risk Factors” in Item 1A of this Form 10-K.

Independent Contractors

In addition to Company drivers, USA Truck enters into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for an agreed upon fee structure.  As of December 31, 2020, the Company had 628 independent contractor operated tractors, which comprised approximately 30% of the professional driving fleet during 2020, compared to approximately 21% at December 31, 2019.

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

Safety and Risk Management

The Company emphasizes safe work habits as a core value throughout the entire organization, and provides proactive training and education relating to safety concepts, processes and procedures.  The Company is compliant by the use of the Drug and Alcohol Clearing house to verify both pre-employment and current drivers qualify to work in the industry.  The Company conducts pre-employment, random, reasonable suspicion and post-accident alcohol and substance abuse testing in accordance with the U.S. Department of Transportation (“DOT”) regulations and the Company’s own policies.

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

The primary risks for which the Company is insured are cargo loss and damage, general liability, personal injury, property damage, workers’ compensation and employee medical expenses.  USA Truck is self-insured for a portion of claims exposure in each of these areas.  The Company’s self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $2.0 million for bodily injury and property damage claims per occurrence.  Prior to the Company’s most recent insurance renewal on October 1, 2020, the Company’s self-insurance retention level was $1.0 million for bodily injury and property damages claims per occurrence, but through the formation of SRRG the Company retained the exposure from $1.0 million to $2.0 million.  For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered team members.  The Company is in the second year of a multi-year structured insurance agreement in the $2 million to $10 million layer, locking in capacity and premiums for the policy term.  While there is increased risk, the Company believes the structure of the agreements appropriately allocates the risk between the Company and insurance providers.  The Company maintains insurance above the amounts for which it self-insures, subject to certain limits, with licensed insurance carriers.  The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements.  The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters.

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

Environmental Regulation

In August 2011, the National Highway Traffic Safety Administration (“NHTSA”) and the Environmental Protection Agency (“EPA”) adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, including the tractors the Company uses (the “Phase 1 Standards”).  The Phase 1 Standards applied to tractor model years 2014 to 2018 and required the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four fewer gallons of fuel used for every 100 miles traveled.

In October 2016, the EPA and NHTSA published a final rule mandating a new phase of tighter fuel efficiency and greenhouse gas standards for medium and heavy-duty tractors and trailers (the “Phase 2 Standards”) that apply to trailers beginning with model year 2018 and will apply to tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and twenty-five percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  This rule marks the first time federal mandates will be applied to trailers, with respect to aerodynamics and low-rolling resistance tires.  The final rule was effective December 27, 2016.

This rule has, however, faced challenges and delays.  In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment).  The outcome of such proposed repeal is still undetermined.  Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA and NHTSA by the Truck Trailer Manufacturers Association (“TTMA”) regarding the Phase 2 Standards.

Generally, the Company believes these Phase 2 requirements could result in increased new tractor and trailer prices and additional parts and maintenance costs required to retrofit its tractors and trailers with technology to achieve compliance with such standards, which could adversely affect its operating results and profitability, particularly if such costs are not offset by potential fuel savings.  The Company cannot predict, however, the extent to which its operations and productivity will be impacted.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will apply to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California regardless of the state of origin.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  The Company currently purchases SmartWay certified equipment in its new tractor and trailer acquisitions.  In addition, in February 2017 CARB proposed additional phase 2 standards that generally align with the federal Phase 2 standards with respect to model years 2018 to 2021 tractors, with some minor additional requirements.  As proposed, the enhanced California standards would stay in place even if the federal standards are vacated or otherwise diminished due to legislative or executive action.  In February 2019, the California Phase 2 standards became final.  However, in December 2019, due to continuing uncertainty surrounding the federal rules on which the California standards are based, including the TTMA litigation and EPA inaction, CARB suspended enforcement of these standards for at least two years.  CARB has also recently announced intentions to adopt regulations ensuring that all tractors operating in California are operating with battery or fuel cell-electric engines in the future.  Whether these regulations will ultimately be adopted remains unclear.  We will continue monitoring any developments with respect to CARB regulations.

Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  In December 2018, a coalition of nine Northeast and mid-Atlantic states and the District of Columbia announced an agreement to develop regional limits on carbon emissions from transportation sources.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that we will operate, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses, including with respect to our Plus Power fleet.  The EPA also announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks.  The EPA is aiming to release proposed standards for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” and may take final action as soon as 2021.  The EPA is targeting 2027 for these new standards to take effect.

Even though most of these proposals are yet to become law, these adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Concerns about global warming, climate change and other conditions provided motivation for policies generally referred to as the “Green New Deal”.  Such policies have been advanced by progressive members of the US Congress, are supported by numerous environmental groups and, to a certain extent, the incoming administration.  We cannot predict when or whether any of these policies may be enacted or what their effect will be on us.

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

The Company’s terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur.  The Company’s operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  Certain of the Company’s facilities have oil and/or fuel storage tanks and fueling islands.  A small percentage of the Company’s freight consists of low-grade hazardous substances, which subjects it to a wide array of regulations.  The Company has instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations; however, if (i) the Company is involved in a spill or other accident involving hazardous substances; (ii) there are releases of hazardous substances the Company transports; (iii) soil or groundwater contamination is found at or near the Company’s facilities or results from its operations; or (iv) the Company is found to be in violation of, or fails to comply with, applicable environmental laws or regulations, then it could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on the Company’s business and results of operations.

Other Regulation

The Company’s operations are regulated and licensed by various United States federal and state, Canadian provincial, and Mexican federal agencies.  Interstate motor carrier operations are subject to safety requirements prescribed by the DOT.  Matters such as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations.  The Company operates in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Comunicaciones y Transportes.  To the extent that the Company conducts operations outside the United States, it is subject to a wide variety of international and US export, import, business procurement, transparency, and corruption laws, including the Foreign Corrupt Practices Act, which prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service (“HOS”).  Changes to such HOS rules can negatively impact the Company’s productivity and affect its operations and profitability by reducing the number of hours per day or week its drivers may operate and/or disrupting its network.  FMCSA recently implemented four major changes to HOS rules that went into effect on September 29, 2020.  The new HOS rules expanded short-haul limits, updated the adverse driving condition provision, added a split-sleeper option, and modified the 30-minute break requirement. While these new rules may alleviate certain burdens on the Company’s productivity and operations, any future changes to HOS rules could materially and adversely affect the Company’s operations and profitability.

There are two methods of evaluating the safety and fitness of carriers.  The first method is the application of a safety rating which is based on an audit by the FMCSA.  The Company currently has a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale.  If the Company were to receive a conditional or unsatisfactory DOT safety rating, it could affect or restrict our operations as well as adversely affect the Company’s business, as some of its existing customer contracts require a satisfactory DOT safety rating.  FMCSA has considered revising this safety rating measurement system and related rules could be issued in the future.

FMCSA also recently indicated its intent to perform a new study on the causation of crashes.  Although it remains unclear whether such a study will ultimately be undertaken and completed, the results of such a study could spur further proposed and/or final rules in regard to safety and fitness.

In addition to the safety rating system, FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards.  The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results.  The data is organized into seven categories.  Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations), and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold.  CSA scores are used by FMCSA to identify carriers with potential safety issues for interventions, including warning letters, inspections, and audits that can then lead to more formal agency action.  Additionally, a poor score may (i) impact driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause the Company’s customers to direct their business away from the Company and to carriers with higher fleet rankings, (iii) subject the Company to an increase in compliance reviews and roadside inspections, (iv) increase insurance costs, or (v)  cause the Company to incur greater than expected expenses in its attempts to improve unfavorable scores, any of which could adversely affect the Company’s results of operations and profitability.

Under the CSA program, these scores were initially made available to the public in five of the seven categories.  However, pursuant to the FAST Act, which was signed into law in December 2015, FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system.  The Company, however, continues to have access to its scores and will still be subject to intervention by FMCSA when such scores are above the intervention thresholds.  A congressionally mandated report by the National Academy of Sciences related to the CSA program was released in June 2017 which recommended: (i) reconfiguring the underlying statistical model under the CSA’s Safety Measurement System (the percentile ranking categories used to target carriers for intervention) with a so-called item response theory model to more accurately target at-risk carriers, (ii) making the scoring system more transparent and easier for carriers to replicate and understand, and (iii) departing from using relative metrics as the sole means for targeting carriers.  In response to this report, FMCSA created a small-scale IRT model but, due to data deficiencies and concerns that the complex model could not be adequately explained to both the trucking industry and the public, FMCSA stated that it would not decide on whether to create and adopt the full-scale IRT model until September 2020.  However, FMCSA missed that deadline and is yet to make any further announcements.  FMCSA has also updated the CSA website improving data accessibility for enforcement users and carriers subject to the program.  Legislative proposals have been introduced that, if passed, would force FMCSA to restore public access to the CSA, but such proposals have yet to advance.  Insofar as any of these changes increase the likelihood of us receiving unfavorable scores or mandate the FMCSA to restore public access to scores, our results of operations and profitability could be adversely affected.  The Company will continue to monitor FMCSA’s testing and subsequent proposed rules that may affect the scoring methodology in order to continue to promote improvement of scores in all seven categories with ongoing reviews of all safety-related policies, programs and procedures for their effectiveness.

We have on certain occasions exceeded the established intervention thresholds in a number of the seven CSA safety-related categories.  Based on these unfavorable ratings, our driver fleet could be prioritized for intervention actions or roadside inspections, either of which could have a materially adverse effect on our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place to address areas where we have exceeded the thresholds.  However, we cannot guarantee these measures will be effective.

In 2015, FMCSA issued final rules requiring nearly all carriers, including the Company, to install and use ELDs in their tractors by December 2019, in order to electronically monitor truck miles and enforce HOS rules.  The Company was compliant with ELDs on 100% of all required vehicles prior to the December 2019 deadline.

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

In December 2016, FMCSA and DOT published the Commercial Driver’s License Drug and Alcohol Clearinghouse rule as mandated by the Moving Ahead for Progress in the 21st Century Act.  The rule establishes and mandates a query to the Clearinghouse by employers and prospective employers to determine if current or prospective drivers have tested positive for drugs or alcohol or have refused to take such a test when requested.  The rule went into effect in January 2017 and mandated compliance by January 2020.  The Company is in compliance with all query requirements.

Effective January 1, 2020, motor carriers are required to perform annual random drug tests for 50 percent of existing drivers, an increase from the previous requirement of only 25 percent.  FMCSA must increase the minimum annual random drug and alcohol testing percentage rate when the data received for any calendar year indicate that the reported positive rate is equal to or greater than 1.0 percent.  The 2020 rate increase was in response to the results of the 2018 FMCSA Drug and Alcohol Testing Survey, which reported an increase to 1.0 percent of the random testing positive rate for controlled substances.  The minimum annual percentage rate for random alcohol testing remains at 10 percent.

Other rules have been recently proposed or made final by FMCSA, including a rule imposing a lifetime ban on driving commercial trucks for those who commit certain severe human trafficking offenses, and a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date now delayed until February 2022.  While DOT abandoned proposals to require the use of speed limiting devices in 2017, DOT left open the possibility that it could resume such a pursuit in the future.  The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect the Company’s business or operations.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law.  The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stood.  However, in December 2018, FMCSA granted a petition filed by the America Trucking Associations (the “ATA”) and in doing so determined that federal law does preempt California’s meal and rest break laws, and interstate truck drivers are not subject to such laws. FMCSA’s decision has been appealed by labor groups, and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand.  Despite attempts by labor groups to delay oral argument until the outcome of the Presidential election, the Ninth Circuit heard oral argument on the appeal on November 16, 2020.  No decision has been made.  Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law.  Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws.  Both of these issues are adversely impacting the industry as a whole and the Company specifically, with respect to the practical application of the laws, thereby resulting in additional costs.  As a result, we, along with other companies in our industry, are subject to an uneven patchwork of wage and hour laws throughout the United States.  In the past, certain legislators have proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain.  If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws.  Either solution could result in increased compliance and labor costs, driver turnover and, decreased efficiency, and amplified legal exposure.

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

In September 2019, California enacted A.B. 5 (“AB5”), a new law that changed the landscape of the state’s treatment of employees and independent contractors.  The test is referred to as the “ABC” test, and was originally handed down by the California Supreme Court in Dynamex Operations v. Superior Court in 2018.  Under the ABC test, workers performing services for a hiring entity are considered employees unless the hiring entity can demonstrate three things: the worker (A) is free from the hiring entity’s control, (B) performs work that is outside the usual course of the hiring entity’s business, and (C) customarily engages in the independent trade, work or type of business performed for the hiring entity.  While it was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5.  While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law.  As the Company does not utilize a large population of owner-operators in California, if AB5 is upheld, the impact is expected to be insignificant; however, capacity and rates throughout the industry could be widely impacted.  It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.  Despite this, opinions issued by the U.S. Department of Labor’s Wage and Hour Division and the National Labor Relations Board (“NLRB”) are consistent with the Company’s current treatment of its workforce.

Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employee overtime or wage requirements.  The most recent example being the Protecting the Rights to Organize (“PRO”) Act, which was reintroduced into the House of Representatives on February 4, 2021.  The PRO Act proposes to apply the ABC test for classifying workers under Federal Fair Labor Standards Act claims.  It is unknown whether the proposed legislation will pass as currently written or whether any industry based exemptions from any resulting law will be granted.

Some states have adopted initiatives to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and the Company believes a reclassification of independent contractor drivers as employees would help states with this initiative.

If the independent contractors the Company engages were determined to be its employees, the Company would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.  The Company currently observes and monitors its compliance with current related and applicable laws and regulations, but it cannot predict whether it will be the subject of regulatory efforts or litigation challenging the independent contractor status of its workforce.  The Company cannot predict laws and regulations adopted in the future regarding the classification of the independent contractor drivers it engages or the impact on the Company’s business or operations.

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

Available Information

USA Truck was incorporated in Delaware in September 1986 as a wholly owned subsidiary of ArcBest Corporation (formerly, ABF Freight System, Inc.) and was purchased by management in December 1988.  The initial public offering of the Company’s common stock was completed in March 1992.  The Company’s principal offices are located at 3200 Industrial Park Road, Van Buren, Arkansas 72956, and its telephone number is (479) 471-2500.

The Company maintains a website where additional information regarding USA Truck’s business and operations may be found.  The website address is www.usa-truck.com.  The website provides investor information free of charge as soon as reasonably practicable after electronically filing such materials with the SEC.  These materials include the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, stock ownership reports filed under Section 16 of the Exchange Act, and any amendments to such reports we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act.  Information provided on the Company website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

Item 1A.RISK FACTORS

The following risks and uncertainties may cause our actual results, business, financial condition and cash flows to differ from those anticipated in the forward-looking statements included in this Form 10-K.

Operational and Strategic Risks

The ongoing novel coronavirus (COVID-19) global pandemic, or any other future global pandemic, could adversely affect our business operations, financial performance, results of operations and liquidity, the extent of which is uncertain and difficult to predict.

In late 2019, the COVID-19 coronavirus was reported to have surfaced in Wuhan, China, which has since spread globally.  In March 2020, the World Health Organization declared COVID-19 a global pandemic.  The COVID-19 outbreak has resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns.  As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance, results of operations and liquidity may be adversely impacted in a number of ways, including, but not limited to, the following:

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

The potential effects of COVID-19 may also impact many of our other risk factors discussed below.  The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic conditions can resume.

Our business is subject to general economic, credit, and business factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

The truckload industry is highly cyclical, and our business is dependent on factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  We believe that some of the most significant of these factors include (i) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (ii) driver shortages and increases in driver compensation; (iii) declines in the resale value of used revenue equipment; (iv) the impact of the COVID-19 pandemic; (v) compliance with ongoing regulatory requirements; (vi) strikes, work stoppages or work slowdowns at our facilities or at customer, port, border crossing or other shipping-related facilities; (vii) increases in interest rates, fuel taxes, insurance, tolls, and license and registration fees; and (viii) rising costs of healthcare.

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

Changing impacts of regulatory measures could adversely impact our operating efficiency and productivity, decrease our operating revenues and profitability, and result in higher operating costs.  See “Business−Environmental Regulation and – Other Regulation.”

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

In addition, we cannot predict future economic conditions, fuel price fluctuations, or how consumer confidence could be affected by the COVID-19 pandemic, actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements.  Enhanced safety and security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability and could have a materially adverse effect on our results of operations.  These factors include the following:

●	We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal providers, freight brokers, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do.
●	Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy or overcapacity, which may limit our ability to maintain or increase freight rates or maintain growth in our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive.
●	We may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to idle or dispose of assets at a loss to match reduced customer demand;
●	Some of our customers are other transportation companies who also operate their own private trucking fleets, and they may decide to transport more of their own freight.

●	Customers continue to reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers or by engaging dedicated providers, and in some instances we may not be selected as a core carrier.
●	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.
●	The trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers.
●	The market for qualified drivers is increasingly competitive and this may adversely affect our ability to attract and retain drivers, which could reduce our equipment utilization or cause us to increase compensation, both of which would adversely affect our profitability.
●	Competition from non-asset-based and other logistics and freight brokerage companies may adversely affect customer relationships.
●	Economies of scale that procurement aggregation providers may pass on to smaller carriers may improve their ability to compete with us.
●	Advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
●	Our customers have increasing and expanding expectations for their vendors and partners to adopt and implement advancing policies and practices with respect to a wide variety of environmental, social and governance (“ESG”) concerns. If we are slower to adopt, or adopt less expansive or comprehensive ESG policies and practices, some of our customers may favor certain of our competitors that may have presented a more robust ESG profile.
●	The USA Truck and Davis Transfer Company brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand(s) and reduced demand for our services.
●	Higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

We self-insure for a portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our business results in claims and litigation related to personal injuries, property damage and workers’ compensation.  We self-insure a portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations.  Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings.  We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  However, ultimate results may differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported, which could result in losses greater than our reserved amounts.  At certain times in the past, we have had to adjust our reserves, and future significant adjustments may occur.  Further, our self-insured retention levels could change and result in more volatility than in recent years.  If we are required to reserve or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed or if our self-insured retention levels change, our financial condition and results of operations may be materially adversely affected.  For further discussion regarding our self-insured retention levels, including our self-insured retention amounts, refer to the “Business−Safety and Risk Management”

Our ability to self-insure for certain general liability, personal injury and property damage relating to our trucking operations is subject to a Self-Insurance Authorization granted by FMCSA.  The Self-Insurance Authorization is subject to maintenance of certain financial standards and periodic reporting to FMCSA.  If we fail to meet one or more of the financial maintenance standards, we could be subject to intervention by FMCSA, including the potential loss of our Self-Insurance Authorization.  Although we believe we have in place adequate alternatives to our self-insurance program, if we were to lose our Self-Insurance Authorization it could result in increased insurance costs, higher deductibles or decreased aggregate coverage limits.

We maintain insurance for most risk above the amounts for which we self-insure and the cost of, and retention levels for, such insurance could increase, and we could suffer claims for amounts in excess of such insurance, or claims that are not covered by our insurance, any of which could have a materially adverse effect on our financial condition and/or results of operations.

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

Volatility in the used revenue equipment market could have a materially adverse effect on our business, financial condition, and/or results of operations.

Decreased demand for used revenue equipment could adversely affect our operating results.  As we continually replace our revenue equipment, we rely on the used revenue equipment market to extract remaining value out of our used equipment.  The market for used revenue equipment is volatile and is impacted by several factors, including the demand for freight, the supply of used equipment, the availability of financing, the presence of buyers for export to foreign countries, and, to a lesser extent, commodity prices for scrap metal.  A depressed market for used revenue equipment could require us to dispose of our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements.  If there is a deterioration of resale prices, it could have a materially adverse effect on our business, financial condition, and results of operations.  A deterioration of demand for used revenue equipment could make it more difficult to dispose of and replace older equipment and may reduce our ability to refresh our fleet, both of which could negatively impact our results of operations.

Increased prices for new revenue equipment, design changes of new engines, and decreased availability of new revenue equipment could have a materially adverse effect on our business, financial condition, and/or results of operations.

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

Although we reported net income in 2020 of $4.7 million, we reported a net loss in 2019 of $4.7 million, respectively, and our operations need to show continued improvement to achieve consistent profitability.  Maintaining and improving profitability depends upon numerous factors, including the ability to increase average base revenue per tractor, increase utilization, improve driver retention, and control operating expenses.  We may not be able to maintain or improve profitability in the future, which could negatively impact our liquidity and financial position and our ability to self-insure for certain claims and liabilities.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors.  The truckload industry is subject to a shortage of qualified drivers.  Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that stricter HOS regulations adopted by the DOT in the past have tightened and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers.  We believe the required enforcement of ELDs may further tighten such market.  The lack of adequate tractor parking along some highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors, and our inability to do so could negatively impact our operations.  Further, the compensation we offer our drivers and independent contractor expenses is subject to market conditions, and we may find it necessary to increase driver compensation and/or independent contractor rates in future periods.

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

Independent contractors are third-party service providers, as compared with Company drivers, who are our employees.  As independent business owners, they may make business or personal decisions that may conflict with our best interests.  For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time to time.  Additionally, independent contractors may be unable to obtain or retain equipment financing, which could affect their ability to continue to act as a third-party service provider for the Company.  In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our relationship with customers and our results of operations.

The growth of our asset-light service offering poses unique risks.

We are continuing to implement our efforts to increase the proportion of our revenue obtained from our “asset-light operations,” which primarily represents our USAT Logistics segment and the independent contractors we engage.  Execution of this plan involves the risk of customer loss or deterioration if either our Trucking or USAT Logistics operations creates a customer issue that impacts the other where we have customer overlap, decreased utilization of Company equipment if loads with desirable profitability and lanes are allocated to third parties, growth impediments given our need to rely on third-party providers and an independent contractor market that is contracting and subject to litigation and regulatory risks, and competitive pressures from other asset-light companies with greater financial, personnel, and technological resources.  If we are unsuccessful in growing our USAT Logistics segment, it may have a materially adverse effect on our future results of operations.

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

We generate a significant portion of our operating revenue from our major customers.  A substantial portion of our freight is from customers in the retail industry.  As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.  In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation.  We may choose to not participate in these bids or, if we participate, may not be awarded the freight, either of which circumstances could result in a loss of some or all of our freight volumes with these customers.  In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet.  Additionally, USAT Logistics is dependent upon a single customer for more than 10% of its operating revenue.  Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.

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

In addition, if we are unable to maintain our Free and Secure Trade (“FAST”), Business Alliance for Secure Commerce (“BASC”), and Customs-Trade Partnership Against Terrorism (“C-TPAT”) status, we may suffer significant border delays.  This could cause our Mexican and Canadian operations to be less efficient than those of competing capacity providers that operate in Mexico or Canada and have FAST, BASC, and C-TPAT status.  We also face additional risks associated with our foreign operations, including restrictive trade policies and duties, taxes, or government royalties imposed by the Mexican or Canadian governments.  On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal, the United States-Mexico-Canada Agreement (“USMCA”), to replace the North American Free Trade Agreement, which was subsequently ratified by all three countries.  It is uncertain how the USMCA will impact foreign trade and our Mexican operations.  These and any other changes in tariffs, retaliatory tariffs or other trade restrictions could materially adversely affect our international business.

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

While acquisitions have not in the past provided a substantial portion of our growth, in October 2018, we completed the acquisition of Davis Transfer Company and related entities (the “Davis Acquisition”).  Any future acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness or large one-time expenses.  In addition, any future acquisitions we may consummate involve numerous risks, any of which could have a materially adverse effect on our business, financial condition, and results of operations, including:

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

Regulatory and Compliance Risks

If the independent contractors we contract with are deemed by regulators or judicial or legislative process to be employees, there could be a materially adverse effect on our results of operations.

The use of independent contractors in the trucking industry has been challenged by tax and other regulatory authorities and has been the subject of class action lawsuits brought by current and former independent contractors who work, or have worked, in the industry.  In general, the regulatory efforts and litigation center around the view that independent contractor drivers in the trucking industry are employees rather than independent contractors.  In some cases, the targeted companies have used a lease-purchase independent contractor agreement, which may make a company more susceptible to these types of claims.  The regulatory efforts have occurred on the state and in some cases on a federal level.  The factors that determine independent contractor versus employee status vary depending on the jurisdiction and the particular statute or law involved, for example, in September 2019, California enacted a law that made it more difficult for workers to be classified as independent contractors (as opposed to employees) as further discussed in this Form 10-K under the heading “Business–Other Regulation” and are incorporated by reference herein.  The regulatory effort and litigation include efforts to treat the independent contractors of trucking companies, such as ours, as employees for purposes of workers’ compensation, unemployment compensation, income taxes, minimum wage and overtime claims, expense reimbursement, meal and rest periods, employee benefits (health care, retirement, and other benefits), and other employment-related claims.  This issue may also arise in some tort cases.  In some cases, claimants have been successful in securing large settlements or have prevailed in their claims that the independent contractors are employees.

Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employee overtime or wage requirements.  The most recent example of federal legislation filed is the Protecting the Rights to Organize (“PRO”) Act, which was reintroduced into the House of Representatives on February 4, 2021.  The PRO Act proposes to apply the ABC test to classify workers under Federal Fair Labor Standards Act claims.  It is unknown whether the proposed legislation will pass as currently written or whether any industry based exemptions from any resulting law will be granted. Some states have adopted initiatives to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and the Company believes a reclassification of independent contractor drivers as employees would help states with this initiative.

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

We operate in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications, and our Mexican business activities are subject to operating authority granted by Secretaria de Comunicaciones y Transportes.  Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and HOS.  Matters such as weight, electronic on-board reporting, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations.  We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, HOS, ergonomics, drug and alcohol testing, electronic on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could have a materially adverse effect our results of operations.  Changes in regulations, such as those related to trailer size and gross vehicle weight limits, HOS, drug and alcohol testing, and ELDs, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us.  The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations.  The Environmental and Other Regulation sections in Item 1 of Part I of this Annual Report on Form 10-K discuss several proposed, pending, suspended, and final regulations that could materially impact our business and operations and are incorporated by reference herein.

The CSA program adopted by FMCSA could adversely affect our results of operations, our ability to maintain or grow our fleet, and our customer relationships.

Under the CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards.  Carriers are grouped by category with other carriers that have a similar number of safety events (i.e. crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile or score to prioritize them for interventions if they are above a certain threshold. As a result, our fleet could be ranked poorly as compared to peer carriers which could have an adverse effect on our business, financial condition and results of operations. We recruit and retain first-time drivers to be part of our driver team, and these drivers may have a higher likelihood of creating adverse safety events under the CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or limit the pool of drivers we are comfortable hiring or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, any of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety backgrounds may increase, which could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores or in responding to a mandate from FMSCA to restore public access to scores.

In December 2015, Congress passed the FAST Act, which calls for significant CSA reform.  The FAST Act directs FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high-risk carriers and predicting future crash risk.  This study was conducted and delivered to FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable.  In August 2018, FMCSA reported to Congress the proposed changes it intends to make to the CSA program.  These proposed changes are discussed in this Form 10-K under the heading “Business−Other Regulation” and are incorporated by reference herein.  Insofar as any of these changes increase the likelihood of us receiving unfavorable scores or mandate FMSCA to restore public access to scores, it could adversely affect our results of operations and profitability.

We are compliant with the currently established intervention thresholds in a number of the seven CSA safety-related categories.  Based on any category that exceeds the established threshold, we may be prioritized for an intervention action or roadside inspection, either of which could have a materially adverse effect on our results of operations.  In addition, customers may be less likely to assign loads to us and our insurance costs could increase.  We have put procedures in place in an attempt to address areas where we exceed thresholds, and have experienced improvements in these measures.  However, we cannot assure you these measures will be effective.

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

Compliance with various environmental laws and regulations that our operations are subject to may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, fuel spills, exhaust emissions from our vehicles and facilities, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  One of our Trucking facilities has above-ground bulk fuel storage tanks on the premises.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at or near our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.  The Environmental Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several regulations that could materially impact our business and operations and is incorporated by reference herein.

Uncertainty relating to piece rate legislation could result in litigation and/or have a materially adverse effect on our operating results.

The trucking industry has been confronted with a continuous patchwork of laws at state and local levels, related to, among other things, employee rest and meal breaks.  Further, driver piece rate compensation, which is an industry standard, has been attacked as not being compliant with state minimum wage laws.  Both of these issues are adversely impacting the Company and the motor carrier industry as a whole, with respect to the practical application of the laws; thereby resulting in additional cost.  Effective January 1, 2016, California passed AB 1513, which clarified how employers must compensate piece-rate workers for mandatory rest and recovery periods and other unproductive time.  This new law created exposure for trucking companies continuing to pay by piece rate and increased the costs of doing business.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law.  The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stood.  However, in December 2018, FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s meal and rest break laws, and interstate truck drivers are not subject to such laws and, in May 2019, FMCSA’s determination was considered binding by the Federal Court for the Central District of California.  Despite this, FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand.  Despite the attempt by labor groups to delay oral arguments based on the outcome of the Presidential election, the Ninth Circuit heard oral argument on the appeal on November 16, 2020.  No decision has been made.  Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost.  As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the U.S.  Federal legislation has been proposed in the past to preempt certain state and local laws; however, passage of such legislation is uncertain.  If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws.  Either solution could result in increased compliance and labor costs, increased driver turnover, increased legal exposure, and decreased operational efficiency.

The transportation industry is subject to security requirements that could increase our costs of operation.

Because transportation assets continue to be a target of terrorist activities, federal, state and municipal governments have adopted, and in the future may adopt, security requirements that increase operating costs and potentially slow service for businesses, including those in the transportation industry.  For example, in the aftermath of the September 11, 2001, terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks.  In addition, the TSA has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat.  These regulations could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or allow trucks to sit idle.  These regulations also could complicate the successful pairing of available equipment with hazardous material shipments, thereby increasing the Company’s response time and deadhead miles on customer shipments.  These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations.  Thus, it is possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers.  Moreover, a terrorist attack directed at the Company or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

Financial Risks

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

If the economy and/or the credit markets weaken, or we are unable to enter into finance or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases.  If adequate financing is not available or is not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of new opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited.  If we raise additional funds by issuing equity or convertible debt securities, the ownership of our then-existing stockholders may be diluted, and holders of these securities may have rights, preferences or privileges senior to those of our then-existing stockholders.

Our revolving credit agreement and other financing arrangements contain certain covenants, restrictions, and requirements that we may be unable to comply with.  A default could result in the acceleration of all or part of any outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the market price of our common stock.

On January 31, 2019, we entered into a five-year, $225.0 million senior secured revolving credit agreement (“Credit Facility”) with a group of lenders and Bank of America, N.A., as agent, pursuant to the terms of an Amended and Restated Security Agreement.  On April 7, 2020, the Company, in accordance with the terms of the Credit Agreement, provided notice to the Agent that effective as of April 20, 2020, the Company permanently reduced the revolving credit commitment under the Credit Agreement by $55.0 million such that the revolving credit commitment is now $170.0 million.

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

If we fail to comply with any of our financial covenants, restrictions, or requirements, it could result in default under the relevant agreement.  In the event of any such default, if we failed to obtain replacement financing or amendments to, or waivers under, the applicable financing arrangements, existing lenders could cease to make further advances, declare existing debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure proceedings against collateralized assets, or impose significant fees.  If acceleration occurs, it may be difficult or expensive to refinance the accelerated debt and the issuance of additional equity securities could dilute stock ownership.  Even if new financing can be procured, more stringent borrowing terms could mean that credit is not available to us on acceptable terms.  A default under these financing arrangements could cause a materially adverse effect on the liquidity, financial condition, and results of operations.

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

If we are unable to generate sufficient cash from operations or obtain borrowing on favorable terms, we may be forced to reduce our operations, limit our growth, enter into less favorable financing arrangements, or operate revenue equipment for longer periods, any of which could have a materially adverse effect on our financial condition and results of operations.

Changes in taxation could lead to an increase of our tax exposure and could affect the Company’s financial results.

President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%.  If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position.  At December 31, 2020, the Company  has a gross deferred tax liability of $39.7 million and a net deferred tax liability of $23.4 million.  The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse.  Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%.  If the current rate were increased due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.   For example, an increase in the tax rate from 21% to 26% would result in the immediate increase in our net deferred tax liability of approximately $5.6 million, with a corresponding increase to income tax expense in the year of enactment to reflect the revaluation.

General Risks

Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could have a materially adverse effect on our business, financial condition, and results of operations.

We depend on the leadership and expertise of our executive management team and other key personnel to design and execute our strategic and operating plans.  While we have employment agreements in place with certain members of our management team, there can be no assurance we will continue to retain their services and we may become subject to significant severance payments if our relationship with such members is terminated under certain circumstances.  Further, turnover, planned or otherwise, in key leadership positions could adversely impact our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management and employees, may lead to additional departures of existing personnel, and could have a materially adverse effect on our results of operations.

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

As of December 31, 2020, we had goodwill of $5.2 million and other intangible assets, net of $15.1 million.  We evaluate our goodwill and other intangible assets for impairment.  We could recognize impairments in the future, and we may never realize the full value of our intangible assets.  If these events occur, our profitability and financial condition will suffer.

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

We have in the past been subject to unsolicited takeover proposals and could become subject to such proposals in the future.  Responding to such proposals, exploring the availability of alternative transactions that reflect our full intrinsic value and instituting legal action in connection therewith has in the past created a significant distraction for our management team and required us to expend significant time and resources, and we believe any future unsolicited proposals would cause similar disruptions to our business.  Such proposals may disrupt our business by causing uncertainty among current and potential employees, suppliers, and customers, which could negatively impact our financial condition, results of operations and strategic initiatives and cause volatility in our stock price.  These consequences, alone or in combination, may have a materially adverse effect on our business.  Although, we have entered into a change of control/severance plan with certain of our officers and members of our management team, the change of control arrangements may not be adequate to allow us to retain critical employees during a time when a change of control is being proposed or is imminent..

Item 1B.          UNRESOLVED STAFF COMMENTS

None.

Item 2.          PROPERTIES

USA Truck’s executive offices and headquarters are located on approximately 104 acres in Van Buren, Arkansas.  This facility consists of approximately 117,000 square feet of office space, training and driver facilities, and approximately 30,000 square feet of maintenance space.  The headquarters also has approximately 11,000 square feet of warehouse space and two other structures with approximately 22,000 square feet of office and warehouse space which are currently leased to a third party.  The expense for building and office rent is recorded in the operations and maintenance line item in the accompanying consolidated statement of income (loss) and comprehensive income (loss).

The Company’s network consists of 20 facilities, including USAT Logistics offices.  As of December 31, 2020, the Company’s facilities were located in or near the following cities:

		Driver	Dispatch	Own or
Trucking facilities:	Shop	Facilities	Office	Lease
Van Buren, Arkansas (1)	No	No	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Own/Lease (2)
Lakeland, Florida	Yes	Yes	Yes	Lease
Carnesville, Georgia	Yes	Yes	Yes	Lease
Forest Park, Georgia	Yes	No	No	Lease
Morrow, Georgia	No	Yes	Yes	Lease
Valdosta, Georgia	Yes	Yes	Yes	Lease
South Holland, Illinois	Yes	Yes	No	Lease
Vandalia, Ohio	Yes	Yes	Yes	Own
Carlisle, Pennsylvania	Yes	Yes	Yes	Lease
Laredo, Texas	Yes	Yes	Yes	Own/Lease (3)
Waxahachie, Texas	Yes	Yes	Yes	Lease

USAT Logistics facilities:
Springdale, Arkansas	No	No	Yes	Lease
Van Buren, Arkansas (1)	No	No	Yes	Own
Roseville, California	No	No	Yes	Lease
Atlanta, Georgia	No	No	Yes	Lease
Oak Brook, Illinois	No	No	Yes	Lease
Plano, Texas	No	No	Yes	Lease
Puyallup, Washington	No	No	Yes	Lease

Administrative facilities:
Van Buren, Arkansas (1)	-	-	-	Own
Athens, Georgia	-	-	-	Lease
Lebanon, Indiana	-	-	-	Lease
1)	Trucking and USAT Logistics and administrative facilities located on the same property.
2)	USA Truck owns the terminal facility and holds a lease easement relating to less than one acre.
3)	USA Truck owns the terminal facility and leases an adjacent six acres for tractor and trailer parking.

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

Item 4.          MINE SAFETY DISCLOSURES

None.

PART II

Item 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

USA Truck’s common stock is quoted on the NASDAQ Global Select Market under the symbol “USAK”.  As of February 19, 2021, there were 916 holders of record (including brokerage firms and other nominees) of USA Truck common stock.

Repurchase of Equity Securities

As of December 31, 2020, there was no active repurchase authorization under which shares of the Company’s common stock may be repurchased, and no shares were repurchased during the three months ended December 31, 2020.

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

Operating expenses fall into two categories: variable and fixed.  Variable expenses, or mostly variable expenses, constitute the majority of the expenses associated with transporting freight for customers, and include driver wages and benefits, fuel and fuel taxes, payments to independent contractors, operating and maintenance expense and insurance and accident claims expense.  These expenses vary primarily according to miles operated, but also have controllable components based on percentage of compensated miles, shop and dispatch efficiency, and safety and claims experience.

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

COVID-19

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has since spread globally.  In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak has resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, social distancing, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. While some of these measures were relaxed or rolled back, we continue to monitor the situation as various government authorities later paused the relaxation of restrictions or re-implement or modify certain restrictive measures as infections continue to surge in various states and around the world.

Local, state and national governments continue to emphasize the importance of transportation and have designated it an essential service.  We endeavor to follow governmental guidelines and have put the following measures in place:  institution of work from home for administrative employees through at least June 30, 2021, enforcement of social distancing, elimination of visitors into the corporate offices, required use of personal protective equipment by all employees, and enhanced sanitation.  We continue to evaluate and implement new measures as deemed appropriate.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these challenging and uncertain times.  The overall impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2020 was not significant, however the impact that COVID-19 will have on our consolidated results of operations in future periods remains uncertain.  Based on the duration and severity of COVID-19, we may experience decreases in the demand for our services.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

RESULTS OF OPERATIONS

The following tables summarize the consolidated statements of income (loss) and comprehensive income (loss) in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to prior years.

	Year Ended December 31,
	2020			2019
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$505,720	91.8%		$458,876	87.8%		10.2%
Fuel surcharge revenue	45,418	8.2		63,755	12.2		(28.8)
Operating revenue	551,138	100.0		522,631	100.0		5.5

Total operating expenses	538,280	97.7	97.1	520,316	99.6	99.1	3.5
Operating income	12,858	2.3		2,315	0.4		455.4

Other expenses:
Interest expense	5,605	1.0		6,597	1.3		(15.0)
Other, net	298	0.1		572	0.1		(47.9)
Total other expenses, net	5,903	1.1		7,169	1.4		(17.7)
Income (loss) before income taxes	6,955	1.3		(4,854)	(0.9)		243.3%
Income tax expense (benefit)	2,209	0.4		(156)	(0.0)		— (2)

Consolidated net income (loss)	$4,746	0.9%		$(4,698)	(0.9)%		201.0%

1)	Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.
2)	Percentage change not meaningful.

Key Operating Statistics by Segment

	December 31,
Trucking:	2020	2019
Operating revenue (before intersegment eliminations) (in thousands)	$384,256	$377,093
Operating income (loss) (1) (in thousands)	$9,297	$(447)
Adjusted operating income (2) (in thousands)	$11,007	$1,370
Operating ratio (3)	97.6%	100.1%
Adjusted operating ratio (4)	96.8%	99.6%
Total miles (5) (in thousands)	179,444	175,829
Deadhead percentage (6)	12.6%	13.5%
Base revenue per loaded mile	$2.227	$2.156
Average number of seated tractors	1,857	1,815
Average number of available tractors (7)	1,980	1,943
Average number of in-service tractors (8)	2,002	1,975
Loaded miles per available tractor per week	$1,515	$1,502
Base revenue per available tractor per week	$3,373	$3,238
Average loaded miles per trip	506	492

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$191,951	$154,011
Operating income (1) (in thousands)	$3,561	$2,762
Adjusted operating income (2) (in thousands)	$3,571	$2,769
Gross margin (9) (in thousands)	$23,904	$22,892
Gross margin percentage (10)	12.5%	14.9%
Load count (in thousands)	125.3	113.2

1)	Operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income is calculated by deducting operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).
10)	Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Consolidated Reconciliations

Pursuant to the requirements of Regulation S-K, Item 10(e) and Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for operating ratio:

Adjusted Operating Ratio

	December 31,
	2020	2019

	(dollars in thousands)
Operating revenue	$551,138	$522,631
Less: Fuel surcharge revenue	(45,418)	(63,755)
Base revenue	$505,720	$458,876
Operating expense	538,280	520,316
Adjusted for:
Severance costs included in salaries, wages and employee benefits (1)	(235)	(441)
Asset impairment - land	(137)	—
Amortization of acquisition related intangibles (2)	(1,348)	(1,383)
Fuel surcharge revenue	(45,418)	(63,755)
Adjusted operating expense	$491,142	$454,737
Operating income	$12,858	$2,315
Adjusted operating income	$14,578	$4,139
Operating ratio	97.7%	99.6%
Adjusted operating ratio	97.1%	99.1%

1)	During 2020 and 2019, the Company recognized $0.2 million and $0.4 million, respectively, in severance costs included in the “Salaries, wages and employee benefits” line item.
2)	During 2020 and 2019, the Company recognized $1.3 million and $1.4 million, respectively, in amortization of acquisition related intangibles. See “Item 8. Financial Statements and Supplementary Data – Note 4: Intangible assets” in this Form 10-K for further discussion.

Segment Reconciliations:

Trucking Segment	December 31,
	2020	2019

	(dollars in thousands)
Operating revenue	$381,589	$375,657
Intersegment activity	2,667	1,436
Operating revenue (before intersegment eliminations)	384,256	377,093
Less: fuel surcharge revenue (before intersegment eliminations)	(35,049)	(49,059)
Base revenue	$349,207	$328,034
Operating expense (before intersegment eliminations)	$374,959	$377,540
Adjusted for:
Severance costs included in salaries, wages and employee benefits	(225)	(434)
Asset impairment - land	(137)	—
Amortization of acquisition related intangibles	(1,348)	(1,383)
Fuel surcharge revenue	(35,049)	(49,059)
Adjusted operating expense	$338,200	$326,664
Operating income (loss)	$9,297	$(447)
Adjusted operating income	$11,007	$1,370
Operating ratio	97.6%	100.1%
Adjusted operating ratio	96.8%	99.6%

USAT Logistics Segment	December 31,
	2020	2019

	(dollars in thousands)
Operating revenue	$169,549	$146,974
Intersegment activity	22,402	7,037
Operating revenue (before intersegment eliminations)	191,951	154,011
Less: fuel surcharge revenue (before intersegment eliminations)	(11,366)	(15,532)
Base revenue	$180,585	$138,479
Operating expense (before intersegment eliminations)	$188,390	$151,249
Adjusted for:
Severance costs included in salaries, wages and employee benefits	(10)	(7)
Fuel surcharge revenue	(11,366)	(15,532)
Adjusted operating expense	$177,014	$135,710
Operating income	$3,561	$2,762
Adjusted operating income	$3,571	$2,769
Operating ratio	98.1%	98.2%
Adjusted operating ratio	98.0%	98.0%

Use of Non-GAAP Financial Information

The Company uses the terms “adjusted operating ratio” and “adjusted operating income (loss)” throughout this MD&A.  Adjusted operating ratio and adjusted operating income (loss), as defined here, are non-GAAP financial measures as defined by the U.S. Securities and Exchange Commission (“SEC”).  Management uses adjusted operating ratio and adjusted operating income (loss) as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as discussed below.

Adjusted operating ratio is calculated as operating expenses excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  Adjusted operating income (loss) is defined as operating income (loss) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, from operating revenue, net of fuel surcharge revenue.

The Company’s chief operating decision-maker focuses on adjusted operating ratio and adjusted operating income (loss) as indicators of the Company’s performance from period to period.

Management believes removing the impact of the above described items from the Company’s operating results affords a more consistent basis for comparing results of operations.  Management believes its presentation of these measures is useful to investors and other users because it provides them the same information that we use internally for purposes of assessing our core operating performance.

Adjusted operating ratio and adjusted operating income (loss) are not substitutes for operating margin, operating income (loss), or any other measure derived solely from GAAP measures.  There are limitations to using non-GAAP measures.  Although management believes that adjusted operating ratio and adjusted operating income (loss) can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio and adjusted operating income (loss) differently.  As a result, it may be difficult to use adjusted operating ratio and adjusted operating income (loss) or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Trucking operating revenue

During the year ended December 31, 2020, Trucking operating revenue (before intersegment eliminations) increased 1.9% to $384.3 million, compared to $377.1 million for the same period of 2019.  Trucking base revenue increased 6.5% to $349.2 million, from $328.0 million for the same period in 2019.  The positive changes in operating revenue and base revenue were primarily attributable to an 2.1% increase in total miles, a 2.3% increase in average seated tractors and a 4.2% increase in base revenue per available tractor per week.

Trucking operating income (loss)

For the  year ended December 31, 2020, operating income was $9.3 million compared to an operating loss of $0.4 million for 2019, primarily resulting from the positive changes discussed above.

USAT Logistics operating revenue

During the  year ended December 31, 2020, USAT Logistics operating revenue (before intersegment eliminations) increased 24.6% to $192.0 million, from $154.0 million for 2019, resulting from an approximate 12.6% increase in revenue per load and a 10.7% increase in load count.

USAT Logistics operating income

USAT Logistics generated operating income of $3.6 million for the year ended December 31, 2020, an increase of $0.8 million, or 28.9%, compared to $2.8 million for 2019.  This change was the result of the changes discussed above.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Year Ended December 31,								%
	2020				2019				change
			Adjusted				Adjusted
			Operating				Operating		2020 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2019
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$141,590	25.7%	28.0	% (1)	$136,877	26.2%	29.7	% (1)	3.4%
Fuel and fuel taxes	38,804	7.1	(1.3)	(1)(2)	55,096	10.5	(1.9)	(1)(2)	(29.6)
Depreciation and amortization	41,359	7.5	7.9	(1)	37,193	7.1	7.8	(1)	11.2
Insurance and claims	19,855	3.6	3.9		27,176	5.2	5.9		(26.9)
Equipment rent	9,382	1.7	1.8		10,174	2.0	2.2		(7.8)
Operations and maintenance	35,201	6.4	7.0		33,310	6.4	7.3		5.7
Purchased transportation	226,716	41.1	44.8		194,629	37.2	42.4		16.5
Operating taxes and licenses	4,795	0.9	0.9		4,843	0.9	1.1		(1.0)
Communications and utilities	3,470	0.6	0.7		3,488	0.7	0.8		(0.5)
Loss (gain) on disposal of assets, net	427	0.1	0.1		(495)	(0.1)	(0.1)		— (3)
Asset impairments	588	0.1	0.1	(1)	786	0.2	0.2	(1)	(25.2)
Other	16,093	2.9	3.2		17,239	3.3	3.7		(6.6)
Total operating expenses	$538,280	97.7%	97.1%		$520,316	99.6%	99.1%		3.5%

1)	Adjusted operating ratio is calculated as the applicable operating expense less severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.
3)	Percentage change not meaningful.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees and are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to its Company drivers, employee benefits (including, but not limited to, healthcare and workers’ compensation), and compensation and benefits paid to non-driver employees.  For the year ended December 31, 2020, salaries, wages and employee benefits expense increased by approximately $4.7 million.  The increase was primarily due to increases in driver pay, performance-based compensation, offset by decreases in administrative staff wages and employee benefits.

Management believes that the market for drivers will remain tight, and as such, expects driver wages to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet.  This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which payments are reflected in purchased transportation.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes. The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment, and the number of miles driven by Company drivers.  The decrease in fuel and fuel taxes for the year ended December 31, 2020 resulted from a 15.0% decrease in average diesel fuel prices per gallon year over year, as reported by the DOE, offset by a 2.1% increase in total miles for the year ended December 31, 2020 when compared to  2019.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment.  Equipment rent expenses are those related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics. In addition, the mix of finance and operating leases will cause fluctuations on a line item basis between equipment rent expense and depreciation and amortization expense.  For the year ended December 31, 2020, equipment rent expense decreased 7.8% compared to 2019.

Depreciation and amortization expense increased for the year ended December 31, 2020, when compared to 2019 primarily due to the change in tractor salvage values and an increase in trailer depreciation.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect current estimates of the value of such equipment upon its retirement.  The Company believes that these changes more accurately reflect the value of the revenue equipment on the accompanying consolidated balance sheets.

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

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage, and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims, and insurance premiums and self-insured amounts.  For the year ended December 31, 2020, insurance and claims expense decreased compared to the prior year periods, largely due to the favorable claims experience, offset in part by increases in insurance premiums.

The Company expects insurance and claims expense to continue to be volatile over the long-term.  Recently, the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.  These factors have caused the Company’s insurance premiums to increase during the October 2020 renewal.  The Company also opted to increase its self-insured retention level from $1 million to $2 million and decrease aggregate coverage limits to offset the increased premium costs during the current premium year.  As a result, the Company looked at alternatives to traditional insurance programs, and formed a captive insurance company, SRRG, to mitigate a portion of the increased insurance costs.  The Company continues to evaluate options to prevent further expense increases.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses, and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-operated tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  For the year ended December 31, 2020, operations and maintenance expense increased approximately $1.9 million compared to 2019, but remained flat as a percentage of operating revenue.  The increase in expense was primarily due to increased costs of maintaining our fleet.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads, and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the year ended December 31, 2020, purchased transportation expense increased when compared to 2019, primarily due to an increase in the volume of brokered loads through our USAT Logistics segment and the use of independent contractors by our Trucking segment.

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

Loss (gain) on disposal of assets, net

During the  year ended December 31, 2020, the Company experienced losses on disposal of assets, net compared to gains in 2019.  For both periods, the changes were due primarily to continued fluctuations in the used equipment market.  Additionally, the year ended December 31, 2019, the Company benefitted from the sale of several hundred trailers.  Management believes this variability will continue into 2021.

Asset impairments

See Note 12 to the Company’s consolidated financial statements included in Part II, Item 8, in this Form 10-K for information regarding asset impairments for years ended December 31, 2020 and 2019, which is incorporated herein by reference.

Other expenses

During the year ended December 31, 2020, the decrease in other expenses was primarily due to a decrease in driver recruiting costs, as we have refocused our efforts on pursuing more qualified applicants, and a decrease in professional services.  These favorable charges were offset in part by increases in bad debt and expenses related to the outsourcing of certain general and administrative functions.

Consolidated Non-Operating Expenses

Interest expense, net

For the  year ended December 31, 2020, the decrease in interest expense, net was primarily due to the decreased interest rate on our outstanding borrowing on the Company’s Credit Facility, offset by an increase in imputed financing lease interest.

Income tax expense (benefit)

The Company’s effective tax rate for the years ended December 31, 2020 and 2019, respectively, were 31.8% and 3.2%, respectively.  Generally, the Company’s effective tax rate of 21% is primarily affected by state income taxes, net of federal income tax effect, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  The recurring impact of this permanent non-deductible difference incurred in operating our business causes our tax rate to increase as our pretax earnings or loss approaches zero.  Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven, the impact of the per diem program on our effective tax rate is significant.  Additionally, during 2020, the Company benefited from the Coronavirus Aid, Relief and Economic Security Act, which allowed a five year federal net operating loss carryback for federal income tax purposes to tax periods where the federal rate was 35%.

LIQUIDITY AND CAPITAL RESOURSES

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

As of December 31, 2020, the Company had outstanding $7.9 million in letters of credit outstanding and had $56.2 million available to borrow under the Credit Facility, taking into account borrowing base availability.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations, bi-annual appraisals of revenue equipment, the timing and nature of property and equipment additions that are not funded through other sources of financing, and the nature and timing of receipt of proceeds from disposals of property and equipment.

On April 20, 2020, the Company permanently reduced the revolving credit commitment under the Credit Agreement by $55.0 million such that the revolving credit commitment is $170.0 million.  This change is anticipated to reduce the fees paid by the Company in connection with such commitment by approximately $0.1 million annually.

Cash flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Year Ended December 31,
	Category	2020	2019

Sources of cash:		(in thousands)
Operating activities - net	Operating	$37,556	$43,463
Proceeds from sale of property and equipment	Investing	3,182	10,183
Borrowings under long-term debt	Financing	65,955	85,600
Proceeds from obligation under finance lease	Financing	—	12,795
Net change in bank drafts payable	Financing	3,157	—

Uses of cash:
Acquisition of Davis Transfer Company (net of cash)	Investing	—	(305)
Capital expenditures	Investing	(10,716)	(34,675)
Payments of long-term debt	Financing	(65,456)	(102,110)
Principal payments on financing lease obligations	Financing	(31,519)	(14,016)
Payments on obligation under finance lease	Financing	(1,870)	(1,013)

Other uses - net	Financing	(61)	(814)
Increase (decrease) in cash and restricted cash		$228	$(892)

Operating activities

Our net cash provided by operating activities in 2020 decreased compared to 2019 primarily due to an increase in accounts and other receivables.  This negative change was offset by increases in accounts payable, net income and depreciation and amortization.

Debt and lease obligations

See “Item 8. Financial Statements and Supplementary Data – Note 6: Long-term Debt” and “ – Note 7: Leases” in this Form 10-K for a discussion of the Company’s revolving Credit Facility, finance and operating lease obligations and insurance financing, which is incorporated by reference herein.

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

Fuel availability and cost

The trucking industry is dependent upon the availability of fuel.  In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, the U.S. National Average Diesel Fuel price decreased by 15.0% for year ended December 31, 2020 when compared to 2019.

As of December 31, 2020, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of December 31, 2020, USA Truck had total stockholders’ equity of $84.7 million and total debt including current maturities of $154.3 million, resulting in a total debt, less cash, to total capitalization ratio of 64.5% compared to 69.5% as of December 31, 2019.

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

Goodwill and other intangibles.  As of December 31, 2020, the Company had $5.2 million in goodwill and $5.0 million for a trade name.  Our indefinite-lived intangible assets are not amortized, but subject to annual reviews during the fourth quarter for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure the indefinite-lived intangible assets for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have assessed the reporting unit definitions and determined that at December 31, 2020, the Trucking reporting unit is the appropriate reporting unit for testing our indefinite-lived intangible assets for impairment.

The Company computes the fair value of the reporting unit primarily using the income approach (discounted cash flow analysis).  The computations require management to make significant estimates.  Critical estimates used as part of these evaluations include, among other things, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and projected rate per mile assumptions and driver pay assumptions.  Our estimate of the future rate per mile and future asset utilization are critical assumptions used in our discounted cash flow analysis.  There were no impairments of our indefinite-lived intangible assets during 2020 or 2019.  In future periods, it is reasonably possible that a variety of circumstances could result in an impairment of our indefinite-lived intangible assets.

A discounted cash flow analysis requires us to make various judgmental assumptions about revenues, operating ratio, capital expenditures, working capital and rate per mile.  Assumptions of revenue, operating margins, capital expenditures and rates per mile are based on our budgets, business plans, economic projections, and anticipated future cash flows.  In determining the fair value of our reporting unit, we were required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business.  The forecast used for the period ended December 31, 2020 includes certain assumptions about future rate per mile, utilization and expected capital expenditures.  Assumptions are also made for a “normalized” perpetual growth rate for periods beyond the long range financial forecast period.

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

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Truck, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of USA Truck, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Claims accruals

As described further in Note 1 to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability and workers’ compensation. Self-insurance results when the Company insures itself by maintaining access to funds to cover possible losses rather than by purchasing an insurance policy. The Company accrues for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.

We identified the estimation of auto liability and workers’ compensation claims accruals subject to self-insurer insurance retention of $1.0 million and $0.5 million, respectively, as a critical audit matter. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to claims accruals included the following, among others:

•	We tested the design and operating effectiveness of controls relating to auto liability and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments.
•	We tested management’s process for determining the auto liability and workers’ compensation accrual, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.
•	We tested the claims data used in the actuarial calculation by inspecting source documents to test key attributes of the claims data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Tulsa, OK

February 24, 2021

USA Truck Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
Assets	2020	2019

Current assets:	(in thousands, except share data)
Cash and restricted cash (restricted cash of $243 and $0, respectively)	$325	$97
Accounts receivable, net of allowance for doubtful accounts of $617 and $369, respectively	63,984	49,853
Other receivables	2,873	5,408
Inventories	975	769
Assets held for sale	2,635	2,542
Prepaid expenses and other current assets	8,749	7,855
Total current assets	79,541	66,524
Property and equipment:
Land and structures	33,488	33,077
Revenue equipment	305,509	309,573
Service, office and other equipment	30,331	30,235
Property and equipment, at cost	369,328	372,885
Accumulated depreciation and amortization	(150,173)	(124,216)
Property and equipment, net	219,155	248,669
Operating leases - right of use assets	28,154	11,775
Goodwill	5,231	5,231
Other intangibles, net	15,105	16,453
Other assets	3,046	2,058
Total assets	$350,232	$350,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,045	$29,421
Current portion of insurance and claims accruals	9,846	12,466
Accrued expenses	10,798	6,518
Current finance lease obligations	11,655	30,779
Current operating lease obligations	6,838	6,050
Long-term debt, current maturities	6,791	6,165
Total current liabilities	72,973	91,399
Other long-term liabilities	4,817	80
Long-term debt, less current maturities	81,352	83,349
Long-term finance lease obligations	54,482	58,397
Long-term operating lease obligations	21,690	5,812
Deferred income taxes	23,414	24,017
Insurance and claims accruals, less current portion	6,803	9,445
Total liabilities	265,531	272,499
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,037,966 shares, and 11,987,572 shares, respectively	120	120
Additional paid-in capital	60,692	63,238
Retained earnings	78,515	73,769
Less treasury stock, at cost (3,293,223 shares, and 3,434,231 shares, respectively)	(54,626)	(58,916)
Total stockholders’ equity	84,701	78,211
Total liabilities and stockholders’ equity	$350,232	$350,710

See accompanying notes to consolidated financial statements.

USA Truck Inc.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2020	2019

	(in thousands, except per share data)
Operating revenue	$551,138	$522,631

Operating expenses:
Salaries, wages and employee benefits	141,590	136,877
Fuel and fuel taxes	38,804	55,096
Depreciation and amortization	41,359	37,193
Insurance and claims	19,855	27,176
Equipment rent	9,382	10,174
Operations and maintenance	35,201	33,310
Purchased transportation	226,716	194,629
Operating taxes and licenses	4,795	4,843
Communications and utilities	3,470	3,488
Loss (gain) on disposal of assets, net	427	(495)
Asset impairments	588	786
Other	16,093	17,239
Total operating expenses	538,280	520,316
Operating income	12,858	2,315

Other expenses:
Interest expense, net	5,605	6,597
Other, net	298	572
Total other expenses, net	5,903	7,169
Income (loss) before income taxes	6,955	(4,854)
Income tax expense (benefit)	2,209	(156)

Consolidated net income (loss) and comprehensive income (loss)	$4,746	$(4,698)

Net earnings (loss) per share:
Average shares outstanding (basic)	8,775	8,525
Basic earnings (loss) per share	$0.54	$(0.55)

Average shares outstanding (diluted)	8,874	8,525
Diluted earnings (loss) per share	$0.53	$(0.55)

See accompanying notes to consolidated financial statements.

USA Truck Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2018	12,012	$120	$66,433	$78,467	$(63,747)	$81,273
Issuance of treasury stock	—	—	(4,831)	—	4,831	—
Stock-based compensation	—	—	1,714	—	—	1,714
Forfeited restricted stock	(18)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(6)	—	(78)	—	—	(78)
Net income	—	—	—	(4,698)	—	(4,698)
Balance at December 31, 2019	11,988	120	63,238	73,769	(58,916)	78,211
Issuance of treasury stock	—	—	(4,290)	—	4,290	—
Stock-based compensation	—	—	1,805	—	—	1,805
Restricted stock award grant	77	—	—	—	—	—
Forfeited restricted stock	(16)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(11)	—	(61)	—	—	(61)
Net income	—	—	—	4,746	—	4,746
Balance at December 31, 2020	12,038	$120	$60,692	$78,515	$(54,626)	$84,701

See accompanying notes to consolidated financial statements.

USA Truck Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019

Operating activities:	(in thousands)
Net income (loss)	$4,746	$(4,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,359	37,193
Provision for doubtful accounts	535	(145)
Deferred income tax, net	(603)	499
Share-based compensation	1,805	1,714
Loss (gain) on disposal of assets, net	427	(495)
Asset impairments	588	786
Other	287	83
Changes in operating assets and liabilities:
Accounts and other receivables	(12,130)	7,761
Inventories and prepaid expenses	(1,100)	4,818
Accounts payable and accrued expenses	6,605	186
Insurance and claims accruals	(4,744)	(3,184)
Other long-term assets and liabilities	(219)	(1,055)
Net cash provided by operating activities	$37,556	$43,463
Investing activities:
Acquisition of Davis Transfer Company (net of cash)	—	(305)
Capital expenditures	(10,716)	(34,675)
Proceeds from sale of property and equipment	3,182	10,183
Net cash used in investing activities	$(7,534)	$(24,797)
Financing activities:
Borrowings under long-term debt	65,955	85,600
Payments on long-term debt	(65,456)	(102,110)
Principal payments on financing lease obligations	(31,519)	(14,016)
Proceeds from obligation under finance lease	—	12,795
Payments on obligation under finance lease	(1,870)	(1,013)
Payment of debt issuance costs	—	(538)
Net change in bank drafts payable	3,157	(198)
Net payments for tax withholdings for vested stock-based awards	(61)	(78)
Net cash used in financing activities	$(29,794)	$(19,558)
Increase (decrease) in cash and restricted cash	228	(892)
Cash and restricted cash:
Beginning of period	97	989
End of period	$325	$97
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,477	$6,357
Income taxes	315	1,232
Supplemental disclosure of non-cash investing:
Purchase of revenue equipment included in accounts payable	—	3,019

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

Basis of presentation

The accompanying consolidated financial statements include the accounts and operations of USA Truck Inc., and present our financial position as of December 31, 2020 and 2019 and the results of our operations, comprehensive income (loss) and cash flows for the years ended 2020 and 2019.  The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), and include all adjustments necessary for the fair presentation of the periods presented.

The accompanying consolidated financial statements include USA Truck Inc., and its wholly owned subsidiaries: International Freight Services, Inc. (“IFS”), a Delaware corporation; Skyraider Risk Retention Group Inc. (“SRRG”), a South Carolina corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation; Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation; and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  Collectively, DTC, DTL and B&G comprise “Davis Transfer Company”.  References in this report to “it,” “we,” “us,” “our,” or the “Company,” and similar expressions refer to USA Truck Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.  Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

Risks and uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.  In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business.  We continue to monitor the progression of the pandemic, further government responses and development of treatments and vaccines and the resulting potential effect on our financial position, results of operations, cash flows and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision and recoverability of certain receivables.  Should the pandemic continue for an even further extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

Change in estimate

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect current estimates of the value of such equipment upon its retirement.  This change is being accounted for as a change in estimate.  During 2020, this change in estimate resulted in an increase in depreciation and amortization expense of approximately $2.7 million.

Cash, cash equivalents and restricted cash

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.  We had restricted cash of $0.2 million at December 31, 2020 and no restricted cash at December 31, 2019.  This cash is restricted for the purpose of paying potential insurance claims in our wholly owned captive insurance company and is included in the “Cash and restricted cash” line item in our consolidated balance sheet.

Bank overdrafts

The Company classifies bank overdrafts in current liabilities as accounts payable and does not offset other positive bank account balances located at the same or other financial institutions.  Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts.  The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts.  Bank overdrafts as of December 31, 2020 and 2019 were approximately $5.2 million and $2.1 million, respectively.

Allowance for doubtful accounts

The allowance for doubtful accounts is management’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  Management reviews the financial condition of customers for granting credit and determines the allowance based on analysis of individual customers’ financial condition, historical write-off experience and national economic conditions.  The Company evaluates the adequacy of its allowance for doubtful accounts quarterly.  The Company does not have any off-balance sheet credit exposure related to its customers.

The following table provides a summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
	2020	2019

	(in thousands)
Balance at beginning of year	$369	$575
Provision for doubtful accounts	535	(145)
Uncollectible accounts written off, net of recovery	(287)	(61)
Balance at end of year	$617	$369

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses.  Goodwill is not amortized, but instead is evaluated for impairment periodically.  We evaluate goodwill for impairment annually during the fourth quarter, or more often if events or circumstances indicate that goodwill might be impaired.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  There were no impairments of goodwill during 2020 or 2019.

Intangibles

Intangibles include a trade name, non-compete agreement and customer relationships.  The non-compete agreement, and customer relationships are subject to amortization and are amortized on a straight-line basis over their useful lives.  We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable (see Note 4 – Intangible Assets).

Treasury stock

The Company uses the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost).  When the Company subsequently reissues these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid in capital, while any deficiency is charged to additional paid in capital.  The Company recorded charges to additional paid in capital of $4.3 million and $4.8 million for each of the years ended December 31, 2020 and 2019, respectively.  During both 2020 and 2019, these charges were for the issuance of shares awarded as equity grants.

Earnings (loss) per share data

The Company calculates basic earnings (loss) per share based on the weighted average number of its common shares outstanding for the applicable period.  The Company calculates diluted earnings per share based on the weighted average number of its common shares outstanding for the period plus all potentially dilutive securities using the treasury stock method, whereby the Company assumes that all such shares are converted into common shares at the beginning of the period, if deemed to be dilutive.  If the Company incurs a loss from continuing operations, the effect of potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  Performance shares are excluded from contingent shares for purposes of calculating diluted weighted average shares until the performance measure criteria is probable and shares are likely to be issued.

Dividend policy

The Company has not paid any dividends on its common stock to date, and does not anticipate paying any dividends at the present time.  The Company currently intends to retain all of its earnings, if any, for use in the expansion and development of its business and reduction of debt.  In the event the financial covenant is applicable under the Company’s Credit Facility, restrictions are placed on our ability to pay dividends.  Future payments of dividends will depend upon the Company’s financial condition, results of operations, capital commitments, restrictions under then-existing agreements, legal requirements, and other factors the Company deems relevant.

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

Leases

The Company leases property and equipment under finance and operating leases.  The Company has operating and finance leases for revenue equipment, real estate, information technology equipment (primarily servers and copiers), and various other equipment used in operating our business.  Certain leases for revenue equipment and information technology include options to purchase or extend, guarantee residual values, or early termination rights.  Determining the lease term and amount of lease payments to include in the calculation of the right-of-use (“ROU”) asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option or feature is reasonably certain, and if the optional period and payments should be included in the calculation of the associated ROU asset and liability.  In making this determination, we consider all relevant economic factors that would compel us to exercise or not exercise an option or feature.

We recognize a ROU asset and lease liability for operating leases that meet the criteria of Accounting Standards Codification 842.  Some of our leases contain both lease and non-lease components, which we have elected to treat as a single lease component.  We have also elected not to recognize in our consolidated balance sheets leases that have an original lease term, including reasonably certain renewal or purchase options, of twelve months or less for all classes of underlying assets.  Lease costs for short-term leases are recognized on a straight-line basis over the lease term.  When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for all of our leases.  In such cases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement.

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

Claims accruals

The primary claims arising against the Company consist of cargo loss and damage, liability, personal injury, property damage, workers’ compensation, and employee medical expenses.  The Company’s self-insurance retention levels are $0.05 million for cargo loss and damage claims per occurrence, $2.0 million for bodily injury and property damage claims per occurrence, and $0.5 million for workers’ compensation claims per occurrence.  Prior to the Company’s most recent insurance renewal on October 1, 2020, the Company’s self-insurance retention level was $1.0 million for bodily injury and property damage claims per occurrence, but through the formation of SRRG the Company retained the exposure from $1.0 million to $2.0 million.  The Company utilizes an actuarial specialist to provide an independent assessment of internally developed accident and workers' compensation accruals twice a year.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.  For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered team members.  The Company has exposure to fluctuations in the frequency and severity of claims and to variations between its estimated and actual ultimate payouts up to the Company’s self-insured retention level.  Estimates require judgments concerning the nature and severity of the claim, as well as other factors.  Actual settlement of the self-insured claim liabilities could differ from management’s initial assessment due to uncertainties and fact development.

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

Revenue recognition

Revenue is measured based upon consideration specified in a contract with a customer.  The Company recognizes revenue when contractual performance obligations are satisfied by transferring the benefit of the service to our customer.  The benefit is transferred to the customer as the service is being provided and revenue is recognized accordingly via time based metrics.  A corresponding contract asset of $1.1 million and $0.9 million was recorded in the years ended December 31, 2020 and 2019, respectively, in the “Accounts receivable” line item.  The Company is entitled to receive payment as it satisfies performance obligations with customers.  The amount of remaining performance obligations relating to loads in process at 11:59 pm as of the end of each reporting period was deemed to be immaterial.

Disaggregation of revenue

The Company’s revenue types are freight revenue, fuel surcharge and accessorial.  Freight revenue represents the majority of our revenue and consists of fees earned for freight transportation, excluding fuel surcharge.  Fuel surcharge revenue consists of additional fees earned by the Company in connection with the performance of freight transportation services to partially or completely offset the cost of fuel.  Accessorial revenue consists of ancillary services provided by the Company, including but not limited to, stop-off charges, loading and unloading charges, tractor or trailer detention charges, expedited charges and repositioning charges.  These accessorial charges are recognized as revenue throughout the service provided.  The following tables set forth revenue disaggregated by revenue type:

	Year Ended December 31,
	2020				2019
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$341,522	$176,439	$(24,072)	$493,889	$323,109	$135,704	$(7,637)	$451,176
Fuel surcharge	35,049	11,366	(997)	45,418	49,059	15,532	(836)	63,755
Accessorial	7,685	4,146	—	11,831	4,925	2,775	—	7,700
Total	$384,256	$191,951	$(25,069)	$551,138	$377,093	$154,011	$(8,473)	$522,631

Accounting standards issued but not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  This update requires measurement and recognition of expected versus incurred credit losses for financial assets held.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for smaller reporting companies.  We continue to evaluate the effect of adopting ASU 2016-13, but believe the effects will be limited to the Company’s trade receivables.

NOTE 2. SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics.  In determining its reportable segments, the Company’s chief operating decision maker focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

Trucking.  Trucking is comprised of truckload and dedicated freight service offerings.  Truckload service offerings provide motor carrier services as a medium-haul common and contract carrier, utilizing equipment owned or leased by the Company or independent contractors.  Dedicated freight service offerings provide truckload motor carrier services to specific customers for movement of freight over particular routes at specified times.

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

Customer Concentration

Services provided to the Company’s largest customer generated approximately 11% and 12% of consolidated operating revenue for the years ended December 31, 2020 and 2019, respectively, and operating revenue generated by this customer is reported in both the Trucking and USAT Logistics operating segments.  One other customer accounted for 10% or more of operating revenue in the current reporting period, and they also were serviced by both the Trucking and USAT Logistics operating segments.

A summary of operating revenue by segment is as follows:

	Year Ended December 31,
	2020	2019

Operating revenue	(in thousands)
Trucking revenue (1)	$384,256	$377,093
Trucking intersegment eliminations	(2,667)	(1,436)
Trucking operating revenue	381,589	375,657
USAT Logistics revenue	191,951	154,011
USAT Logistics intersegment eliminations	(22,402)	(7,037)
USAT Logistics operating revenue	169,549	146,974
Total operating revenue	$551,138	$522,631

1)	Includes foreign revenue of $33.6 million and $37.0 million for the years ended December 31, 2020 and 2019, respectively.

A summary of operating income (loss) by segment is as follows:

	Year Ended December 31,
	2020	2019

Operating income	(in thousands)
Trucking	$9,297	$(447)
USAT Logistics	3,561	2,762
Total operating income	$12,858	$2,315

A summary of depreciation and amortization by segment is as follows:

	Year Ended December 31,
	2020	2019

Depreciation and amortization	(in thousands)
Trucking	$40,203	$36,245
USAT Logistics	1,156	948
Total depreciation and amortization	$41,359	$37,193

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Year Ended December 31,
	2020	2019

	(in thousands)
Prepaid licenses, permits and tolls	$1,677	$1,438
Prepaid insurance	5,374	4,596
Other (1)	1,698	1,821
Total prepaid expenses and other current assets	$8,749	$7,855

1)	No single item included within other prepaid expenses and other current assets exceeded 5.0% of our total current assets.

NOTE 4. INTANGIBLE ASSETS

The following tables summarize intangible assets and customer relationships for the years ended December 31, 2020 and 2019:

	December 31, 2020
	Amortization
	period	Gross	Accumulated	Net intangible
	(years)	Amount	Amortization	assets

	(dollars in thousands)
Trade name	indefinite	$5,000	$—	$5,000
Customer relationships	10	12,900	2,795	10,105
Total intangible assets		$17,900	$2,795	$15,105

	December 31, 2019
	Amortization
	period	Gross	Accumulated	Net intangible
	(years)	Amount	Amortization	assets

	(dollars in thousands)
Trade name	indefinite	$5,000	$—	$5,000
Non-compete agreement	2	140	71	69
Customer relationships	10	12,900	1,516	11,384
Total intangible assets		$18,040	$1,587	$16,453

Amortization expense was $1.3 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

The above customer relationships and intangible assets have a remaining life of 94 months.  The expected amortization of these assets for the next five successive years and thereafter is as follows:

(in thousands)
2021	$1,290
2022	1,290
2023	1,290
2024	1,290
2025	1,290
Thereafter	3,655
Total	$10,105

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	Year Ended December 31,
	2020	2019

	(in thousands)
Salaries, wages and employee benefits	$6,142	$3,668
Federal and state tax accruals	2,649	1,648
Other (1)	2,007	1,202
Total accrued expenses	$10,798	$6,518

1)	No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following:

	Year Ended December 31,
	2020	2019

	(in thousands)
Revolving credit agreement	$73,025	$73,225
Sale-leaseback finance obligations	9,913	11,783
Insurance premium financing (2019)	—	4,506
Insurance premium financing (2020)	5,064	—
Other	141	—
	88,143	89,514
Less current maturities	(6,791)	(6,165)
Total long-term debt	$81,352	$83,349

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

The Company had approximately $0.1 million in overnight borrowings under the Swingline as of December 31, 2020.  The average interest rate for all borrowings made under the Credit Facility as of December 31, 2020 was 2.12%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of December 31, 2020, the Company had $7.9 million in letters of credit outstanding and had $56.2 million available to borrow under the Credit Facility taking into account borrowing base availability.

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

In October 2019, the Company entered into a short-term agreement to finance approximately $4.5 million with a third-party financing company for a portion of the Company’s annual insurance premiums.  During the third quarter of 2020, this note was paid in full.

NOTE 7. LEASES

The components of lease expense for the year ended December 31, 2020 are as follows:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Operating lease costs	$8,069	$9,185
Finance lease costs:
Amortization of assets	20,555	13,711
Interest on lease liabilities	3,264	2,521
Total finance lease costs	23,819	16,232
Variable and short-term lease costs	2,066	989
Total lease costs	$33,954	$26,406

Supplemental information and balance sheet location related to leases is as follows:

	December 31, 2020	December 31, 2019

Operating leases:	(dollars in thousands)
Operating leases - right-of-use assets	$28,154	$11,775

Current operating lease obligations	6,838	6,050
Long-term operating lease obligations	21,690	5,812
Total operating lease liabilities	$28,528	$11,862

Finance leases:
Property and equipment, at cost	86,281	120,236
Accumulated amortization	(22,991)	(30,990)
Property and equipment, net	$63,290	$89,246

Current finance lease obligations	11,655	30,779
Long-term finance lease obligations	54,482	58,397
	$66,137	$89,176

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	60	45
Finance leases	43	44

Weighted average discount rate:
Operating leases	4.59%	4.03%
Finance leases	3.73%	3.34%

Supplemental cash flow information related to leases is as follows:

	December 31, 2020	December 31, 2019

Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$287	$87
Operating cash flows from finance leases	3,264	2,521
Financing cash flows from finance leases	31,519	14,016

ROU assets obtained in exchange for lease liabilities:
Operating leases	$23,074	$2,319
Finance leases	8,481	32,440

Maturities of lease liabilities as of the year ended December 31, 2020 are as follows:

	Finance Leases	Operating Leases

	(in thousands)
2021	$13,894	$7,004
2022	13,894	6,456
2023	24,711	6,192
2024	15,256	5,918
2025	4,187	5,049
Thereafter	75	1,321
Total lease payments	72,017	31,940
Less: Imputed interest	(5,880)	(3,412)
Total lease obligations	66,137	28,528
Less: Current obligations	(11,655)	(6,838)
Long-term lease obligations	$54,482	$21,690

OTHER COMMITMENTS

As of December 31, 2020, the Company had no noncancellable commitments for purchases.  We anticipate funding future commitments with cash flows from operating and financing activities.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for this space was approximately $0.2 million for each of the years ended December 31, 2020 and 2019.  This expense is included in the “Operations and maintenance” line item in the accompanying consolidated statement of income (loss) and comprehensive income (loss).

NOTE 8. FEDERAL AND STATE INCOME TAXES

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019

Deferred tax assets:	(in thousands)
Operating lease liabilities	$7,170	$2,981
Accrued expenses not deductible until paid	6,105	5,215
Goodwill and intangible assets	1,264	1,426
Finance lease obligations	794	287
Net operating loss carry forwards	298	1,643
Revenue recognition	238	201
Allowance for doubtful accounts	225	168
Equity incentive compensation	204	188
Other	5	60
Total deferred tax assets	$16,303	$12,169

Deferred tax liabilities:
Tax over book depreciation	$(30,315)	$(30,941)
Operating leases - right of use assets	(7,075)	(2,959)
Prepaid expenses deductible when paid	(2,327)	(2,095)
Other	—	(191)
Total deferred tax liabilities	(39,717)	(36,186)
Net deferred tax liabilities	$(23,414)	$(24,017)

The Company has certain state net operating loss carryovers of approximately $0.3 million that expire in varying years through 2040.  The Company expects to fully utilize its tax attributes in future years before they expire.

Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2020	2019

Current:	(in thousands)
Federal	$2,410	$(637)
State	211	173
Total current	2,621	(464)
Deferred:
Federal	(765)	194
State	353	114
Total deferred	(412)	308
Total income tax expense (benefit)	$2,209	$(156)

A reconciliation between the effective income tax rate and the statutory federal income tax rate of 21% is as follows:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Income tax expense (benefit) at statutory federal rate	$1,461	$(1,019)
Federal income tax effects of:
State income tax benefit	(44)	(36)
Per diem and other nondeductible meals and entertainment	378	388
Taxes related to prior years	346	—
Non-deductible compensation	219	271
Loss carryback rate benefit	(628)	—
Other	(87)	(46)
Federal income tax expense (benefit)	1,645	(442)
State income tax expense	564	286
Total income tax expense (benefit)	$2,209	$(156)

Effective tax rate	31.8%	3.2%

The effective rates for 2020 and 2019 varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for our drivers.  Due to the partially nondeductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate can be significant.  During 2020, the Company benefited from the Coronavirus Aid, Relief and Economic Security Act, which allowed a five year federal net operating loss carryback for federal income tax purposes to tax periods where the federal rate was 35%.  Additionally, during 2020 and 2019 the Company’s tax rate was affected by vesting of equity-based compensation at a lower stock price than the price at which it was granted, as well as non-deductible officer compensation, resulting in an increase to tax expense and impacting the effective tax rate.

NOTE 9. EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014.  The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of December 31, 2020, 513,343 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

The components of compensation expense recognized, net of forfeiture recoveries, related to equity-based compensation is reflected in the table below for the years indicated:

	Year Ended December 31,
	2020	2019

	(in thousands)
Stock options	$268	$299
Restricted stock awards	1,537	1,415
Equity compensation expense	$1,805	$1,714

Compensation expense related to all equity-based compensation awards granted under the Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

Stock options

Stock options are the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time.  The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, and is recognized over the vesting period of the award.  Historically, the vesting period of option awards has been 3 or 4 years and awards are exercisable over a three to ten year term.  The Company granted incentive stock options during 2019.  The following table summarizes the stock option activity under the Incentive Plan for the year ended December 31, 2020:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value (in
	Number of	Price Per	Contractual	thousands)
	Shares	Share	Life (in years)	(1)
Options outstanding at December 31, 2019	154,223	$17.72	9.17	$—
Granted (2)	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(33,367)	17.75	—	—
Expired	(11,123)	17.75	—	—
Outstanding at December 31, 2020 (3)	109,733	$17.71	8.16	$—
Exercisable at December 31, 2020	27,429	$17.71	8.16	$—

1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of the Company’s common stock, as determined by the closing price on December 31, 2020 was $8.93.
2)	The weighted-average grant date fair value of options granted during 2019 was $9.12.
3)	The exercise prices of outstanding options granted range from $13.54 to $17.75 as of December 31, 2020.

As of December 31, 2020 approximately $0.5 million of unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 2.2 years.

Restricted stock awards

Restricted stock awards are shares of the Company’s common stock that are granted subject to defined restrictions.  The estimated fair value of restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant.  The vesting period of restricted stock awards is ratably over a determined number of years, which has historically been three or four years.  During 2020, there was a restricted stock award granted subject to a two year vesting period and a performance element.  The fair value of this grant was determined using a Monte Carlo simulation.

Information related to the restricted stock awarded for the years ended December 31, 2020 and 2019 is as follows:

	Number of	Weighted-Average Grant
	Shares	Date Fair Value (1)
Nonvested shares – December 31, 2018	251,869	$17.99
Granted	283,077	16.91
Forfeited	(84,620)	16.36
Vested	(61,084)	21.92
Nonvested shares – December 31, 2019	389,242	$16.94
Granted	323,915	3.93
Forfeited	(107,968)	11.86
Vested	(128,106)	13.60
Nonvested shares – December 31, 2020	477,083	$10.16

1)	The shares were valued at the closing price of the Company’s common stock on the date(s) specified by the award agreements.

The fair value of stock options and restricted stock that vested during the year is as follows for the periods indicated:

	Year Ended December 31,
	2020	2019

	(in thousands)
Stock options	$354	$—
Restricted stock	696	815

As of December 31, 2020, approximately $2.1 million of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years.

Employee benefit plans

The Company sponsors the USA Truck, Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members.  Employees can contribute up to any percentage of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee.  Employees’ rights to employer contributions vest after two years from their date of employment.  The Company’s matching contributions to the plan were approximately $0.6 million and $0.7 million for the years ended December 31, 2020 and 2019.

NOTE 10. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2020	2019

Numerator:	(in thousands, except per share amounts)
Net income (loss)	$4,746	$(4,698)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,775	8,525
Effect of dilutive securities:
Employee restricted stock and incentive stock options	99	—
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,874	8,525
Basic earnings (loss) per share	$0.54	$(0.55)
Diluted earnings (loss) per share	$0.53	$(0.55)
Weighted average anti-dilutive employee restricted stock and incentive stock options	313	433

NOTE 11. LEGAL PROCEEDINGS

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

NOTE 12. LONG-LIVED ASSET IMPAIRMENT

During 2020, the Company reviewed the values of its assets held for sale and determined a subset of older model year tractors required an impairment of approximately $0.5 million.  In order to determine the fair values of the tractors, auction data was used from recent sales of similar tractors which is a Level 2 fair value measurement under the fair value hierarchy.

During 2020, in response to the closure of our Van Buren, Arkansas terminal, the Company contracted with a third-party to appraise the terminal and the owned lands surrounding it.  As a result of the appraisal, an impairment was recorded for approximately $0.1 million for a parcel of land that had a book value in excess of its fair value.  The appraisal report is considered a Level 2 fair value measurement under the fair value hierarchy.

During 2019, the Company reviewed the values of its assets held for sale and determined subsets of tractors that the Company had recently experienced losses on disposal of similar tractors required an impairment of approximately $0.8 million.  The fair value was determined using quotes from third parties for the purchase of the tractors which is a Level 1 fair value measurement under the fair value hierarchy.

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

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors.  Management, with the participation of the PEO and the PFO conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of December 31, 2020 the PEO and PFO have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal controls over financial reporting was conducted based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the criteria set forth in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting is effective at the reasonable assurance level as of December 31, 2020.

The Company’s internal control over financial reporting as of December 31, 2020, has been audited by Grant Thornton LLP, independent registered public accountants, as attested to in their report included herein.

Change in Internal Control over Financial Reporting

No change occurred in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

USA Truck, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of USA Truck, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements.

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

February 24, 2021

Item 9B.          OTHER INFORMATION

None

PART III

Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is hereby incorporated by reference to the information set forth under the sections entitled “Proposal One: Election of Directors,” “Continuing Directors,” “Executive Officers,” “Corporate Governance – The Board of Directors and Its Committees – Other Board and Corporate Governance Matters,” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Audit Committee” contained in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC (the “2021 Proxy”).

Item 11.          EXECUTIVE COMPENSATION

The information required in this Item 11 is hereby incorporated by reference to the information set forth under the sections entitled “Executive Compensation” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Executive Compensation Committee” contained in the 2021 Proxy.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is hereby incorporated by reference to the information set forth under the sections entitled ”Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” contained in the 2021 Proxy.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is hereby incorporated by reference to the information set forth under the sections entitled “Certain Transactions” and “Corporate Governance – The Board of Directors and Its Committees – Board of Directors – Director Independence” contained in the 2021 Proxy.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item 14 is hereby incorporated by reference to the information set forth under the section entitled “Independent Registered Public Accounting Firm” contained in the 2021 Proxy.

PART IV

Item 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
	(a) The following documents are filed as a part of this report:
1.	Financial statements. Included in Part II, Item 8 of this report.	49
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
2

Equity Purchase Agreement by and among the Company and the equity holders of Davis Transfer Company Inc., Davis Transfer Logistics Inc., and B & G Leasing, L.L.C. (incorporated by reference to Exhibit 2 to the Company’s annual report on Form 10-K for the year ended December 31, 2018)

3.01

Restated and Amended Certificate of Incorporation of the Company as currently in effect, including all Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013)

3.02	Bylaws of USA Truck Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 24, 2017)
4.01

Specimen stock certificate representing shares of common stock, $.01 par value, of USA Truck, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017)

4.02

Description of securities of USA Truck Inc. registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.02 to the Company’s annual report on Form 10-K for the year ended December 31, 2019)

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

10.05*	Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended December 31, 2015)
10.06*	Form of Executive Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2015)
10.07*	Form of Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016)
10.8*	Employment Letter between the Company and James D. Reed (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2016)
10.9*

Executive Severance and Change of Control Agreement between the Company and James D. Reed (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2016)

10.10*

First Amendment to the USA Truck  Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission April 7, 2017)

10.11*

First Amendment to Executive Severance and Change in Control Agreement, between the Company and James Reed (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017)

10.12*

Letter Agreement, dated April 21, 2020, between the Company and Zachary B. King (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020)

10.13*

Executive Severance and Change in Control Agreement, dated April 21, 2020, between the Company and Zachary B. King (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020)

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

10.16*

Letter Agreement, dated March 23, 2018, between the Company and George T. Henry (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2018)

10.17*

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

USA TRUCK, INC.

(Registrant)

By:	/s/ James D. Reed
James D. Reed
President and Chief Executive Officer

Date:	February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander D. Greene
Alexander D. Greene	Chairman of the Board and Director	February 24, 2021

/s/ James D. Reed	President, Chief Executive Officer and Director
James D. Reed	(Principal Executive Officer)	February 24, 2021

/s/ Zachary B. King	Senior Vice President and Chief Financial Officer
Zachary B. King	(Principal Financial and Accounting Officer)	February 24, 2021

/s/ Thomas M. Glaser
Thomas M. Glaser	Director	February 24, 2021

/s/ Robert E. Creager
Robert E. Creager	Director	February 24, 2021

/s/ Gary R. Enzor
Gary R. Enzor	Director	February 24, 2021

/s/ Barbara J. Faulkenberry
Barbara J. Faulkenberry	Director	February 24, 2021

/s/ M. Susan Chambers
M. Susan Chambers	Director	February 24, 2021