Form 10-Q
period 2021-03-31
USA TRUCK INC
filed 2021-04-30
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock, as of April 23, 2021, was 8,877,905.

USA TRUCK INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets	March 31, 2021	December 31, 2020

Current assets:	(in thousands, except share data)
Cash and restricted cash (restricted cash of $200 and $243, respectively)	$2,920	$325
Accounts receivable, net of allowance for doubtful accounts of $609 and $617, respectively	81,419	63,984
Other receivables	3,526	2,873
Inventories	972	975
Assets held for sale	25	2,635
Prepaid expenses and other current assets	8,834	8,749
Total current assets	97,696	79,541
Property and equipment:
Land and structures	33,593	33,488
Revenue equipment	297,630	305,509
Service, office and other equipment	30,564	30,331
Property and equipment, at cost	361,787	369,328
Accumulated depreciation and amortization	(153,325)	(150,173)
Property and equipment, net	208,462	219,155
Operating leases - right of use assets	26,668	28,154
Goodwill	5,231	5,231
Other intangibles, net	14,783	15,105
Other assets	3,516	3,046
Total assets	$356,356	$350,232
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,574	$27,045
Current portion of insurance and claims accruals	10,634	9,846
Accrued expenses	15,270	10,798
Current finance lease obligations	11,745	11,655
Current operating lease obligations	6,559	6,838
Long-term debt, current maturities	5,098	6,791
Total current liabilities	83,880	72,973
Other long-term liabilities	2,868	4,817
Long-term debt, less current maturities	80,026	81,352
Long-term finance lease obligations	51,401	54,482
Long-term operating lease obligations	20,487	21,690
Deferred income taxes	22,430	23,414
Insurance and claims accruals, less current portion	6,803	6,803
Total liabilities	267,895	265,531
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,226,782 shares, and 12,037,966 shares, respectively	122	120
Additional paid-in capital	61,655	60,692
Retained earnings	82,112	78,515
Less treasury stock, at cost (3,347,020 shares, and 3,293,223 shares, respectively)	(55,428)	(54,626)
Total stockholders’ equity	88,461	84,701
Total liabilities and stockholders’ equity	$356,356	$350,232

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

	(in thousands, except per share data)
Operating revenue	$158,505	$126,773

Operating expenses:
Salaries, wages and employee benefits	36,555	35,845
Fuel and fuel taxes	11,444	11,863
Depreciation and amortization	9,570	10,011
Insurance and claims	5,809	5,857
Equipment rent	1,949	2,292
Operations and maintenance	7,066	8,896
Purchased transportation	74,103	47,814
Operating taxes and licenses	1,272	1,159
Communications and utilities	804	813
(Gain) loss on disposal of assets, net	(177)	38
Other	4,064	4,497
Total operating expenses	152,459	129,085
Operating income (loss)	6,046	(2,312)

Other expenses:
Interest expense, net	1,025	1,684
Other, net	61	46
Total other expenses, net	1,086	1,730
Income (loss) before income taxes	4,960	(4,042)
Income tax expense (benefit)	1,363	(1,491)

Consolidated net income (loss) and comprehensive income (loss)	$3,597	$(2,551)

Net earnings (loss) per share:
Average shares outstanding (basic)	8,841	8,633
Basic earnings (loss) per share	$0.41	$(0.30)

Average shares outstanding (diluted)	9,007	8,633
Diluted earnings (loss) per share	$0.40	$(0.30)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2020	12,038	$120	$60,692	$78,515	$(54,626)	$84,701
Stock-based compensation	—	—	168	—	—	168
Restricted stock award grant	193	2	(2)	—	—	—
Forfeited restricted stock	(4)	—	—	—	—	—
Net share settlement related to vested equity awards	—	—	797	—	(802)	(5)
Net income	—	—	—	3,597	—	3,597
Balance at March 31, 2021	12,227	122	61,655	82,112	(55,428)	88,461

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2019	11,988	$120	$63,238	$73,769	$(58,916)	$78,211
Issuance of treasury stock	—	—	(4,327)	—	4,327	—
Stock-based compensation	—	—	471	—	—	471
Forfeited restricted stock	(15)	—	—	—	—	—
Net share settlement related to restricted stock vesting	(11)	—	(57)	—	—	(57)
Net loss	—	—	—	(2,551)	—	(2,551)
Balance at March 31, 2020	11,962	120	59,325	71,218	(54,589)	76,074

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Operating activities:	(in thousands)
Net income (loss)	$3,597	$(2,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,570	10,011
Deferred income tax (benefit) expense, net	(984)	1,752
Share-based compensation	168	471
(Gain) loss on disposal of assets, net	(177)	38
Other	4	33
Changes in operating assets and liabilities:
Accounts and other receivables	(18,089)	(6,600)
Inventories and prepaid expenses	(82)	(917)
Accounts payable and accrued expenses	14,431	109
Insurance and claims accruals	878	(594)
Other long-term assets and liabilities	(3,332)	581
Net cash provided by operating activities	$5,984	$2,333
Investing activities:
Capital expenditures	(395)	(11,137)
Proceeds from sale of property and equipment	5,451	1,036
Net cash provided by (used in) investing activities	$5,056	$(10,101)
Financing activities:
Borrowings under long-term debt	13,150	21,025
Payments on long-term debt	(16,169)	(10,425)
Principal payments on financing lease obligations	(2,992)	(4,150)
Net change in bank drafts payable	(2,429)	1,363
Net payments for tax withholdings for vested stock-based awards	(5)	(57)
Net cash (used in) provided by financing activities	$(8,445)	$7,756
Increase (decrease) in cash and restricted cash	2,595	(12)
Cash and restricted cash:
Beginning of period	325	97
End of period	$2,920	$85
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,059	$1,450
Income taxes	—	5
Supplemental disclosure of non-cash investing:
Sales of revenue equipment included in other receivables	$—	$1,259

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2021

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc. and present our financial position as of March 31, 2021 and December 31, 2020 and our results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2021 and 2020.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States.  Additionally, the Company has elected to utilize certain abbreviated reporting requirements available to smaller reporting companies. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

These condensed consolidated financial statements and notes are unaudited.  However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2021.

The accompanying condensed consolidated financial statements include USA Truck Inc. and its wholly owned subsidiaries: International Freight Services, Inc. (“IFS”), a Delaware corporation; Skyraider Risk Retention Group Inc. (“SRRG”), a South Carolina corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation; Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation; and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  Collectively, DTC, DTL and B&G comprise “Davis Transfer Company.”  References in this report to “it,” “we,” “us,” “our,” or the “Company,” and similar expressions refer to USA Truck Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.  Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  We continue to monitor the progression of the pandemic, further government responses and development of treatments and vaccines and the resulting potential effect on our financial position, results of operations, cash flows and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision, and recoverability of certain receivables.  Should the pandemic continue for an even further extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

NOTE 2 – REVENUE RECOGNITION

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended March 31,
	2021				2020
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$91,015	$62,462	$(12,604)	$140,873	$80,903	$31,667	$(2,874)	$109,696
Fuel surcharge	10,319	4,296	(375)	14,240	11,287	3,077	(172)	14,192
Accessorial	1,769	1,623	—	3,392	1,804	1,081	—	2,885
Total	$103,103	$68,381	$(12,979)	$158,505	$93,994	$35,825	$(3,046)	$126,773

At March 31, 2021 and December 31, 2020, the Company had contract assets, representing our right to consideration for transportation services not yet billed, of $2.6 million and $1.1 million, respectively.

NOTE 3 – SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics.  In determining its reportable segments, the Company’s chief operating decision maker focuses on financial information, such as operating revenue, operating expenses, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

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

Revenue equipment assets are not allocated to USAT Logistics as freight services for customers are brokered through arrangements with third party motor carriers who utilize their own equipment.  To the extent rail intermodal or other USAT Logistics operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment.  Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue.  All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties.  All other expenses for USAT  Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant cost drivers, as determined by management.

A summary of operating revenue by segment is as follows:

	Three Months Ended
	March 31,
	2021	2020

Operating revenue	(in thousands)
Trucking revenue (1)	$103,103	$93,994
Trucking intersegment eliminations	(327)	(994)
Trucking operating revenue	102,776	93,000
USAT Logistics revenue	68,381	35,825
USAT Logistics intersegment eliminations	(12,652)	(2,052)
USAT Logistics operating revenue	55,729	33,773
Total operating revenue	$158,505	$126,773

1)	Includes foreign revenue of $8.9 million and $8.6 million for the three months ended March 31, 2021 and 2020, respectively.

A summary of operating income (loss) by segment is as follows:

	Three Months Ended
	March 31,
	2021	2020

Operating income (loss)	(in thousands)
Trucking	$3,520	$(1,688)
USAT Logistics	2,526	(624)
Total operating income (loss)	$6,046	$(2,312)

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended
	March 31,
	2021	2020

Depreciation and amortization	(in thousands)
Trucking	$9,297	$9,776
USAT Logistics	273	235
Total depreciation and amortization	$9,570	$10,011

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014.  The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of March 31, 2021, 358,387 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Salaries, wages and employee benefits	$8,194	$6,142
Federal and state tax accruals	5,114	2,649
Other (1)	1,962	2,007
Total accrued expenses	$15,270	$10,798

1)	No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 6 –DEBT

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Revolving credit agreement	$71,755	$73,025
Sale-leaseback finance obligations	9,499	9,913
Insurance premium financing (2020)	3,359	5,064
Other	511	141
	85,124	88,143
Less current maturities	(5,098)	(6,791)
Total long-term debt	$80,026	$81,352

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

The Credit Facility is structured as a $170.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million, exercisable in increments of at least $20.0 million.  The Credit Facility is a five year facility scheduled to terminate on January 31, 2024.  Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans.”  Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin adjusted quarterly between 0.25% and 0.75% based on the Company’s consolidated fixed charge coverage ratio.  LIBOR loans accrue interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin adjusted quarterly between 1.25% and 1.75% based on the Company’s consolidated fixed charge coverage ratio.  The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swingline sub-facility (the “Swingline”) in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

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

The Company had $0.4 million in overnight borrowings under the Swingline as of March 31, 2021.  The average interest rate including all borrowings made under the Credit Facility as of March 31, 2021 was 1.84%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of March 31, 2021, the Company had $7.9 million in letters of credit outstanding and had $66.9 million available to borrow under the Credit Facility taking into account borrowing base availability.

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

NOTE 7 – LEASES

The components of lease expense for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Operating lease costs	$1,934	$2,166
Finance lease costs:
Amortization of assets	4,014	4,723
Interest on lease liabilities	670	790
Total finance lease costs	4,684	5,513
Variable and short-term lease costs	583	127
Total lease costs	$7,201	$7,806

Supplemental information and balance sheet location related to leases is as follows:

	March 31, 2021	December 31, 2020

Operating leases:	(dollars in thousands)
Operating leases - right-of-use assets	$26,668	$28,154

Current operating lease obligations	6,559	6,838
Long-term operating lease obligations	20,487	21,690
Total operating lease liabilities	$27,046	$28,528

Finance leases:
Property and equipment, at cost	86,243	86,281
Accumulated amortization	(25,434)	(22,991)
Property and equipment, net	$60,809	$63,290

Current finance lease obligations	11,745	11,655
Long-term finance lease obligations	51,401	54,482
	$63,146	$66,137

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	58	60
Finance leases	40	43

Weighted average discount rate:
Operating leases	4.58%	4.59%
Finance leases	3.73%	3.73%

Supplemental cash flow information related to leases is as follows for the three months ended:

	March 31, 2021	March 31, 2020

Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$4	$33
Operating cash flows from finance leases	670	790
Financing cash flows from finance leases	2,992	4,150

ROU assets obtained in exchange for lease liabilities:
Operating leases	$170	$—
Finance leases	—	1,184

OTHER COMMITMENTS

As of March 31, 2021, the Company had $17.9 million in purchase commitments for the acquisition of revenue equipment, of which none were cancellable.  An additional $10.9 million in revenue equipment purchase commitments was added subsequent to March 31, 2021.  These purchase commitments may be funded through funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, or the use of finance and operating leases.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for these spaces was approximately $0.04 million for the three months ended March 31, 2021 and 2020.  This expense is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statement of income (loss) and comprehensive income (loss).

NOTE 8 – INCOME TAXES

During the three months ended March 31, 2021 and 2020 the Company’s effective tax rate was 27.5% and 36.9%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing their gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

During the interim periods for the year ended December 31, 2020, the Company used the cut-off method to calculate taxes for the applicable interim periods.  Due to more certainty in their financial forecasts for the current fiscal year, the Company has returned to its historical method for calculating the provision for income taxes during interim reporting periods.  As such, we have calculated taxes for the three months ended March 31, 2021 by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

NOTE 9 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2021	2020

Numerator:	(in thousands, except per share amounts)
Net income (loss)	$3,597	$(2,551)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,841	8,633
Effect of dilutive securities:
Employee restricted stock and incentive stock options	166	—
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	9,007	8,633
Basic earnings (loss) per share	$0.41	$(0.30)
Diluted earnings (loss) per share	$0.40	$(0.30)
Weighted average anti-dilutive employee restricted stock and incentive stock options	234	439

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

among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “focus,” “intends,” “plans,” “goals,” “may,” “if,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and other filings with the Securities and Exchange Commission (the “SEC”).

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

The Trucking segment provides one-way truckload transportation, including dedicated services, of various products, goods and materials.  The Trucking segment primarily uses its own purchased or leased tractors and trailers or capacity provided by independent contractors to provide services to customers and is commonly referred to as “asset-based” trucking.  The Company’s USAT Logistics segment provides services that match customer shipments with available equipment of authorized third-party motor carriers and other service providers and provide services that complement the Company’s Trucking operations.  USAT Logistics provides these services to existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

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

Operating expenses fall into two categories: variable and fixed.  Variable expenses, or mostly variable expenses, constitute the majority of the expenses associated with transporting freight for customers, and include driver wages and benefits, fuel and fuel taxes, payments to independent contractors (also referred to as purchased transportation), operating and maintenance expense and insurance and accident claims expense.  These expenses vary primarily according to miles operated, but also have controllable components based on percentage of compensated miles, shop and dispatch efficiency, and safety and claims experience.

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

COVID-19

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has since spread globally.  In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, social distancing, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. While some of these measures have been relaxed or rolled back and the rollout and administration of vaccines has progressed during the first quarter of 2021, we continue to monitor the situation as various government authorities continued to recommend or enforce restrictive measures as infections continue to occur in various states and around the world.

Local, state and national governments continue to emphasize the importance of transportation and have designated it an essential service.  We endeavor to follow governmental guidelines and have put the following measures in place:  institution of work from home for administrative employees through at least June 30, 2021, enforcement of social distancing, elimination of visitors into the corporate offices, required use of personal protective equipment by all employees, and enhanced sanitation.  We continue to evaluate and modify measures as deemed appropriate.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these challenging and uncertain times.  The overall impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2020 and the quarter ended March 31, 2021 was not significant, however the impact that COVID-19 will have on our consolidated results of operations in future periods remains uncertain.  Based on the duration and severity of COVID-19, we may experience decreases in the demand for our services.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Results of Operations

The following tables summarize the condensed consolidated statements of income (loss) and comprehensive income (loss) in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2021			2020
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$144,265	91.0%		$112,581	88.8%		28.1%
Fuel surcharge revenue	14,240	9.0		14,192	11.2		0.3
Operating revenue	158,505	100.0		126,773	100.0		25.0

Total operating expenses	152,459	96.2	95.6	129,085	101.8	101.7	18.1
Operating income (loss)	6,046	3.8		(2,312)	(1.8)		—	(2)

Other expenses:
Interest expense	1,025	0.6		1,684	1.3		(39.1)
Other, net	61	0.0		46	0.0		32.6
Total other expenses, net	1,086	0.7		1,730	1.4		(37.2)%
Income (loss) before income taxes	4,960	3.1		(4,042)	(3.2)		—	(2)
Income tax expense (benefit)	1,363	0.9		(1,491)	(1.2)		—	(2)

Consolidated net income (loss)	$3,597	2.3%		$(2,551)	(2.0)%		—	(2)

1)	Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.
2)	Percentage change not meaningful.

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

Adjusted operating ratio is calculated as operating expenses excluding severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  Adjusted operating income (loss) is calculated by deducting operating expenses excluding severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, from operating revenue, net of fuel surcharge revenue.

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

Adjusted operating ratio and adjusted operating income (loss) are not substitutes for operating ratio, operating margin, operating income (loss), or any other measure derived solely from GAAP measures.  There are limitations to using non-GAAP measures.  Although management believes that adjusted operating ratio and adjusted operating income (loss) can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio and adjusted operating income (loss) differently.  As a result, it may be difficult to use adjusted operating ratio and adjusted operating income (loss) or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below.

Consolidated Reconciliations

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Operating revenue	$158,505	$126,773
Less: Fuel surcharge revenue	(14,240)	(14,192)
Base revenue	$144,265	$112,581
Operating expense	$152,459	$129,085
Adjusted for:
Severance costs included in salaries, wages and employee benefits	(34)	(92)
Amortization of acquisition related intangibles	(323)	(340)
Fuel surcharge revenue	(14,240)	(14,192)
Adjusted operating expense	$137,862	$114,461
Operating income (loss)	$6,046	$(2,312)
Adjusted operating income (loss)	$6,403	$(1,880)
Operating ratio	96.2%	101.8%
Adjusted operating ratio	95.6%	101.7%

Adjusted earnings (loss) per diluted share

	Three Months Ended
	March 31,
	2021	2020
Earnings (loss) per diluted share	$0.40	$(0.30)
Adjusted for:
Severance costs included in salaries, wages and employee benefits	0.00	0.01
Amortization of acquisition related intangibles	0.04	0.04
Income tax effect of adjustments	(0.01)	(0.01)
Adjusted earnings (loss) per diluted share	$0.43	$(0.26)

Segment Reconciliations

	Three Months Ended
Trucking Segment	March 31,
	2021	2020

	(in thousands)
Operating revenue	$102,776	$93,000
Intersegment activity	327	994
Operating revenue (before intersegment eliminations)	103,103	93,994
Less: fuel surcharge revenue (before intersegment eliminations)	(10,319)	(11,287)
Base revenue	$92,784	$82,707
Operating expense (before intersegment eliminations)	$99,583	$95,682
Adjusted for:
Severance costs included in salaries, wages and employee benefits	(32)	(92)
Amortization of acquisition related intangibles	(323)	(340)
Fuel surcharge revenue	(10,319)	(11,287)
Adjusted operating expense	$88,909	$83,963
Operating income (loss)	$3,520	$(1,688)
Adjusted operating income (loss)	$3,875	$(1,256)
Operating ratio	96.6%	101.8%
Adjusted operating ratio	95.8%	101.5%

	Three Months Ended
USAT Logistics Segment	March 31,
	2021	2020

	(in thousands)
Operating revenue	$55,729	$33,773
Intersegment activity	12,652	2,052
Operating revenue (before intersegment eliminations)	68,381	35,825
Less: fuel surcharge revenue (before intersegment eliminations)	(4,296)	(3,077)
Base revenue	$64,085	$32,748
Operating expense (before intersegment eliminations)	$65,855	$36,449
Adjusted for:
Severance costs included in salaries, wages and employee benefits	(2)	—
Fuel surcharge revenue	(4,296)	(3,077)
Adjusted operating expense	$61,557	$33,372
Operating income (loss)	$2,526	$(624)
Adjusted operating income (loss)	$2,528	$(624)
Operating ratio	96.3%	101.7%
Adjusted operating ratio	96.1%	101.9%

Key Operating Statistics by Segment

	Three Months Ended
	March 31,
Trucking:	2021	2020
Operating revenue (before intersegment eliminations) (in thousands)	$103,103	$93,994
Operating income (loss) (1) (in thousands)	$3,520	$(1,688)
Adjusted operating income (loss) (2) (in thousands)	$3,875	$(1,256)
Operating ratio (3)	96.6%	101.8%
Adjusted operating ratio (4)	95.8%	101.5%
Total miles (5) (in thousands)	42,148	45,718
Deadhead percentage (6)	11.6%	13.2%
Base revenue per loaded mile	$2.490	$2.085
Average number of seated tractors	1,782	1,871
Average number of available tractors (7)	1,892	1,974
Average number of in-service tractors (8)	1,923	2,003
Loaded miles per available tractor per week	1,532	1,546
Base revenue per available tractor per week	$3,814	$3,223
Average loaded miles per trip	520	495

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$68,381	$35,825
Operating income (loss) (1) (in thousands)	$2,526	$(624)
Adjusted operating income (loss) (2) (in thousands)	$2,528	$(624)
Gross margin (9) (in thousands)	$8,224	$3,969
Gross margin percentage (10)	12.0%	11.1%
Load count (in thousands)	33.1	27.2

1)	Operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).

10)Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended March 31, 2021, Trucking operating revenue (before intersegment eliminations) increased 9.7% to $103.1 million, compared to $94.0 million for the same period in 2020.  Trucking base revenue (before intersegment eliminations) increased 12.2% to $92.8 million compared to $82.7 million for the first quarter of 2020.  The increase in operating revenue (before intersegment eliminations) resulted primarily from a 19.4% increase in base revenue per loaded mile, offset by a decrease of 0.9% in loaded miles per available tractor per week.

Trucking operating income (loss)

For the three months ended March 31, 2021, Trucking reported operating income of $3.5 million compared to an operating loss of $1.7 million for the same period in 2020.  This improvement was primarily driven by the 9.7% increase in operating revenue (before intersegment eliminations) discussed above.

USAT Logistics operating revenue

For the three months ended March 31, 2021, USAT Logistics operating revenue (before intersegment eliminations) increased 90.9% to $68.4 million compared to $35.8 million for the same period in 2020.  The year-over-year increase in operating revenue (before intersegment eliminations) was the result of a 57.1% increase in revenue per load and a 21.4% increase in load volume.

USAT Logistics operating income (loss)

USAT Logistics reported operating income of $2.5 million for the three months ended March 31, 2021, an increase of $3.2 million, compared to an operating loss of $0.6 million for the comparable quarter in 2020.  This increase was driven largely by 90.9% increase in operating revenue (before intersegment eliminations) and a 90 basis point improvement in gross margin.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2021				2020				% change
			Adjusted				Adjusted
			Operating				Operating		2021 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2020
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$36,555	23.0%	25.3	% (1)	$35,845	28.3%	31.8	% (1)	2.0%
Fuel and fuel taxes	11,444	7.2	(1.9)	(1)(2)	11,863	9.4	(2.1)	(1)(2)	(3.5)
Depreciation and amortization	9,570	6.0	6.4	(1)	10,011	7.9	8.6	(1)	(4.4)
Insurance and claims	5,809	3.7	4.0		5,857	4.6	5.3		(0.8)
Equipment rent	1,949	1.2	1.3		2,292	1.8	2.0		(15.0)
Operations and maintenance	7,066	4.5	4.9		8,896	7.0	7.9		(20.6)
Purchased transportation	74,103	46.8	51.4		47,814	37.7	42.5		55.0
Operating taxes and licenses	1,272	0.8	0.9		1,159	0.9	1.0		9.7
Communications and utilities	804	0.5	0.6		813	0.6	0.7		(1.1)
(Gain) loss on disposal of assets, net	(177)	(0.1)	(0.1)		38	0.0	0.0		- (3)
Other	4,064	2.6	2.8		4,497	3.6	4.0		(9.6)
Total operating expenses	$152,459	96.2%	95.6%		$129,085	101.8%	101.7%		18.1%

1)	Adjusted operating ratio is calculated as the applicable operating expense excluding severance costs included in salaries, wages, and employee benefits and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.

2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.
3)	Percentage change not meaningful.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees and are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to Company drivers, employee benefits (including, but not limited to, healthcare and workers’ compensation), and compensation and benefits paid to non-driver employees.

Salaries, wages and employee benefits expense increased for the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to increases in performance-based compensation as compared to the prior year quarter.

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

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers.  The decrease in fuel and fuel taxes for the three months ended March 31, 2021 is primarily due to a 7.8% decrease in total miles driven and the price per gallon of diesel fuel remaining consistent with the same period in 2020.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  For the three months ended March 31, 2021, equipment rent expense decreased 15.0% when compared to the 2020 period due to a decrease in the number of tractors in the Company’s fleet acquired under operating leases.

Depreciation and amortization expense decreased 4.4 % for the three months ended March 31, 2021, when compared to the same period in 2020 due to a decrease in fleet size.

The Company intends to continue its focus on improving asset utilization, matching customer demand, growing its independent contractor fleet and strengthening load profitability initiatives.  Further, the acquisition costs of new revenue equipment could increase due to the inclusion of improved safety and fuel efficiency features.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accrual, developments in prior-year claims and insurance premiums and self-insured amounts.  For the three months ended March 31, 2021, insurance and claims expense was consistent with the prior year period.

The Company expects insurance and claims expense to continue to be volatile over the long-term.  Recently, the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.  These factors caused the Company’s insurance premiums to increase during the October 2020 renewal.  The Company also opted to increase its self-insured retention level from $1 million to $2 million and decrease aggregate coverage limits to offset the increased premium costs during the current premium year.  As a result, the Company looked at alternatives to traditional insurance programs, and formed a captive insurance company, Skyraider Risk Retention Group Inc., to mitigate a portion of the increased insurance costs.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-operated tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  Operations and maintenance expense decreased 20.6% for the three months ended March 31, 2021, when compared to the same period in 2020.  The decrease was primarily due to decreases in the cost of maintaining our fleet due to such initiatives as decreasing the average age of Company-owned tractors, limiting outside repairs and adding an additional maintenance terminal in Waxahachie, Texas.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the three months ended March 31, 2021, purchased transportation expense increased when compared to the 2020 period, primarily due to an increase in the volume of brokered loads through our USAT Logistics segment and the use of independent contractors by our Trucking segment.

The Company is endeavoring to grow its independent contractor fleet as a percentage of its total fleet and growing USAT Logistics, which if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of regulatory changes.  In periods of increasing independent contractor capacity, increases in driver wages are shifted from employee driver wages and related expenses to the “Purchased transportation” line item, net of their fuel expense, maintenance and capital expenditures.

(Gain) loss on disposal of assets, net

During the three months ended March 31, 2021, the Company experienced gains on disposal of assets, net compared to a small loss in the same period in 2020.  This change was due primarily to continued fluctuations in the used equipment market.  Management believes this variability will continue through the remainder of this year.

Other expenses

The decrease in other expenses for the three months ended March 31, 2021 was primarily due to a decrease in driver recruiting costs, as we have refocused our efforts on pursuing more qualified applicants, and decreases in professional services and bad debt expense. These favorable changes were offset in part by an increase in expenses related to outsourcing certain general and administrative functions.

Interest expense, net

For the three months ended March 31, 2021, interest expense, net decreased primarily due to the decreased interest rate on our outstanding borrowing and decreases in the outstanding borrowings.  See Note 6 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense (benefit)

During the three months ended March 31, 2021 and 2020, the Company’s effective tax rate was 27.5% and 36.9%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing their gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

During the interim periods for the year ended December 31, 2020, the Company used the cut-off method to calculate taxes for the applicable interim periods.  Due to more certainty in their financial forecasts for the current fiscal year, the Company has returned to its historical method for calculating the provision for income taxes during interim reporting periods.  As such, we have calculated taxes for the three months ended March 31, 2021 by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, for the three months ended March 31, 2021, the average diesel fuel prices per gallon as reported by the DOE, remained flat compared to the same period in 2020.

As of March 31, 2021, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of March 31, 2021, the Company had total stockholders’ equity of $88.5 million and total debt and financing lease liabilities of $148.3 million, resulting in a total debt, less cash (excluding restricted cash), to total capitalization ratio of 62.2% compared to 64.5% as of December 31, 2020.

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

As of March 31, 2021, the Company had $17.9 million in purchase commitments for the acquisition of revenue equipment, of which none were cancellable.  An additional $10.9 million in revenue equipment purchase commitments was added subsequent to March 31, 2021.  These purchase commitments may be funded through funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, or the use of finance and operating leases.

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

As of March 31, 2021, the Company had $7.9 million in letters of credit outstanding and had $66.9 million available to borrow under the Credit Facility, taking into account borrowing base availability.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations, bi-annual appraisals of revenue equipment, the timing and nature of property and equipment additions that are not funded through other sources of financing, and the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Three Months Ended March 31,
	Category	2021	2020

Sources of cash:		(in thousands)
Operating activities - net	Operating	$5,984	$2,333
Proceeds from sale of property and equipment	Investing	5,451	1,036
Borrowings under long-term debt	Financing	13,150	21,025
Net change in bank drafts payable	Financing	—	1,363

Uses of cash:
Capital expenditures	Investing	(395)	(11,137)
Payments of long-term debt	Financing	(16,169)	(10,425)
Principal payments on financing lease obligations	Financing	(2,992)	(4,150)
Net change in bank drafts payable	Financing	(2,429)	—

Other uses - net	Financing	(5)	(57)
Increase (decrease) in cash and restricted cash		$2,595	$(12)

Operating activities

Our net cash provided by operating activities in the three months ended March 31, 2021 increased from the comparable 2020 period primarily due to an increase in net income and an increase to accounts payable and accrued expenses, offset by an increase in accounts and other receivables.

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

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the PEO and PFO have concluded that as of March 31, 2021 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present.  The section entitled “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 describes some of the risks and uncertainties associated with the Company’s business.  These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

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

USA Truck Inc.

Date:	April 30, 2021	By:	/s/ James D. Reed
(Signature)
James D. Reed
President and Chief Executive Officer

Date:	April 30, 2021	By:	/s/ Zachary B. King
(Signature)
Zachary B. King
Senior Vice President and Chief Financial Officer