Form 10-Q
period 2021-06-30
USA TRUCK INC
filed 2021-07-30
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock, as of July 23, 2021, was 8,894,261

USA TRUCK INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets	June 30, 2021	December 31, 2020

Current assets:	(in thousands, except share data)
Cash and restricted cash (restricted cash of $117 and $243, respectively)	$2,014	$325
Accounts receivable, net of allowance for doubtful accounts of $548 and $617, respectively	80,061	63,984
Other receivables	4,193	2,873
Inventories	1,397	975
Assets held for sale	—	2,635
Prepaid expenses and other current assets	6,475	8,749
Total current assets	94,140	79,541
Property and equipment:
Land and structures	34,120	33,488
Revenue equipment	296,551	305,509
Service, office and other equipment	30,604	30,331
Property and equipment, at cost	361,275	369,328
Accumulated depreciation and amortization	(160,549)	(150,173)
Property and equipment, net	200,726	219,155
Operating leases - right of use assets	25,891	28,154
Goodwill	5,231	5,231
Other intangibles, net	14,460	15,105
Other assets	2,835	3,046
Total assets	$343,283	$350,232
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,069	$27,045
Current portion of insurance and claims accruals	8,814	9,846
Accrued expenses	11,630	10,798
Current finance lease obligations	11,852	11,655
Current operating lease obligations	7,127	6,838
Long-term debt, current maturities	3,404	6,791
Total current liabilities	75,896	72,973
Other long-term liabilities	2,837	4,817
Long-term debt, less current maturities	74,342	81,352
Long-term finance lease obligations	48,397	54,482
Long-term operating lease obligations	19,145	21,690
Deferred income taxes	21,435	23,414
Insurance and claims accruals, less current portion	8,003	6,803
Total liabilities	250,055	265,531
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,252,916 shares, and 12,037,966 shares, respectively	123	120
Additional paid-in capital	62,268	60,692
Retained earnings	86,305	78,515
Less treasury stock, at cost (3,349,720 shares, and 3,293,223 shares, respectively)	(55,468)	(54,626)
Total stockholders’ equity	93,228	84,701
Total liabilities and stockholders’ equity	$343,283	$350,232

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Operating revenue	$170,031	$123,737	$328,536	$250,510

Operating expenses:
Salaries, wages and employee benefits	36,488	33,636	73,043	69,481
Fuel and fuel taxes	12,414	8,082	23,858	19,945
Depreciation and amortization	9,163	10,034	18,733	20,045
Insurance and claims	5,181	4,009	10,990	9,866
Equipment rent	2,048	1,880	3,997	3,731
Operations and maintenance	8,783	9,062	15,849	18,399
Purchased transportation	82,938	49,276	157,041	97,090
Operating taxes and licenses	1,323	1,349	2,595	2,508
Communications and utilities	796	906	1,600	1,719
(Gain) loss on disposal of assets, net	(140)	(16)	(317)	22
Asset impairments	—	588	—	588
Other	4,108	3,931	8,172	8,428
Total operating expenses	163,102	122,737	315,561	251,822
Operating income (loss)	6,929	1,000	12,975	(1,312)

Other expenses:
Interest expense, net	1,014	1,235	2,039	2,919
Other, net	49	64	110	110
Total other expenses, net	1,063	1,299	2,149	3,029
Income (loss) before income taxes	5,866	(299)	10,826	(4,341)
Income tax expense (benefit)	1,673	632	3,036	(859)

Consolidated net income (loss) and comprehensive income (loss)	$4,193	$(931)	$7,790	$(3,482)

Net earnings (loss) per share:
Average shares outstanding (basic)	8,806	8,820	8,826	8,737
Basic earnings (loss) per share	$0.48	$(0.11)	$0.88	$(0.40)

Average shares outstanding (diluted)	8,947	8,820	8,976	8,737
Diluted earnings (loss) per share	$0.47	$(0.11)	$0.87	$(0.40)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2020	12,038	$120	$60,692	$78,515	$(54,626)	$84,701
Stock-based compensation	—	—	168	—	—	168
Restricted stock award grant	193	2	(2)	—	—	—
Forfeited restricted stock	(4)	—	—	—	—	—
Net share settlement related to vested equity awards	—	—	797	—	(802)	(5)
Net income	—	—	—	3,597	—	3,597
Balance at March 31, 2021	12,227	122	61,655	82,112	(55,428)	88,461
Stock-based compensation	—	—	577	—	—	577
Restricted stock award grant	26	1	—	—	—	1
Net share settlement related to vested equity awards	—	—	36	—	(40)	(4)
Net income	—	—	—	4,193	—	4,193
Balance at June 30, 2021	12,253	$123	$62,268	$86,305	$(55,468)	$93,228

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2019	11,988	$120	$63,238	$73,769	$(58,916)	$78,211
Issuance of treasury stock	—	—	(4,327)	—	4,327	—
Stock-based compensation	—	—	471	—	—	471
Forfeited restricted stock	(15)	—	—	—	—	—
Net share settlement related to vested equity awards	(11)	—	(57)	—	—	(57)
Net loss	—	—	—	(2,551)	—	(2,551)
Balance at March 31, 2020	11,962	120	59,325	71,218	(54,589)	76,074
Issuance of treasury stock	—	—	(123)	—	123	—
Stock-based compensation	—	—	363	—	—	363
Restricted stock award grant	74	—	—	—	—	—
Net loss	—	—	—	(931)	—	(931)
Balance at June 30, 2020	12,036	$120	$59,565	$70,287	$(54,466)	$75,506

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020

Operating activities:	(in thousands)
Net income (loss)	$7,790	$(3,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,733	20,045
Bad debt expense	(102)	478
Deferred income tax (benefit) expense, net	(1,979)	807
Share-based compensation	745	834
(Gain) loss on disposal of assets, net	(317)	22
Asset impairments	—	588
Other	71	40
Changes in operating assets and liabilities:
Accounts and other receivables	(18,174)	(5,797)
Inventories and prepaid expenses	1,852	1,172
Accounts payable and accrued expenses	6,213	1,594
Insurance and claims accruals	357	(2,745)
Other long-term assets and liabilities	503	850
Net cash provided by operating activities	$15,692	$14,406
Investing activities:
Capital expenditures	(1,066)	(9,809)
Proceeds from sale of property and equipment	6,141	1,459
Net cash provided by (used in) investing activities	$5,075	$(8,350)
Financing activities:
Borrowings under long-term debt	28,760	33,200
Payments on long-term debt	(39,156)	(27,492)
Principal payments on financing lease obligations	(5,888)	(11,366)
Net change in bank drafts payable	(2,785)	(346)
Net payments for tax withholdings for vested stock-based awards	(9)	(57)
Net cash used in financing activities	$(19,078)	$(6,061)
Increase (decrease) in cash and restricted cash	1,689	(5)
Cash and restricted cash:
Beginning of period	325	97
End of period	$2,014	$92
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,106	$2,704
Income taxes, net of refunds	6,623	29
Supplemental disclosure of non-cash investing:
Sales of revenue equipment included in other receivables	$—	$730
Purchase of revenue equipment included in accounts payable	1,021	—

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2021

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc. and present our financial position as of June 30, 2021 and December 31, 2020 and our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

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

Risks and Uncertainties

We continue to monitor the progression of the COVID-19 pandemic including the outbreak of new strains of the virus, further government responses and development of treatments and vaccines and the resulting potential effect on our financial position, results of operations, cash flows and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision, and recoverability of certain receivables.  Should the current recovery from the pandemic deteriorate or stall, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

NOTE 2 – REVENUE RECOGNITION

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended June 30,
	2021				2020
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$90,712	$72,204	$(13,545)	$149,371	$78,514	$35,040	$(3,461)	$110,093
Fuel surcharge	12,038	5,569	(534)	17,073	8,083	2,618	(167)	10,534
Accessorial	2,611	976	—	3,587	2,030	1,080	—	3,110
Total	$105,361	$78,749	$(14,079)	$170,031	$88,627	$38,738	$(3,628)	$123,737

	Six Months Ended June 30,
	2021				2020
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$181,727	$134,666	$(26,149)	$290,244	$159,417	$66,707	$(6,154)	$219,970
Fuel surcharge	22,358	9,866	(909)	31,315	19,371	5,695	(520)	24,546
Accessorial	4,379	2,598	—	6,977	3,834	2,160	—	5,994
Total	$208,464	$147,130	$(27,058)	$328,536	$182,622	$74,562	$(6,674)	$250,510

At June 30, 2021 and December 31, 2020, the Company had contract assets, representing our right to consideration for transportation services not yet billed, of $2.2 million and $1.1 million, respectively.

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

A summary of operating revenue by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating revenue	(in thousands)
Trucking revenue (1)	$105,361	$88,627	$208,464	$182,622
Trucking intersegment eliminations	(259)	(707)	(586)	(1,701)
Trucking operating revenue	105,102	87,920	207,878	180,921
USAT Logistics revenue	78,749	38,738	147,130	74,562
USAT Logistics intersegment eliminations	(13,820)	(2,921)	(26,472)	(4,973)
USAT Logistics operating revenue	64,929	35,817	120,658	69,589
Total operating revenue	$170,031	$123,737	$328,536	$250,510

1)	Includes foreign revenue of $10.0 million and $7.5 million for the three months ended June 30, 2021 and 2020, respectively, and $18.9 million and $16.1 million for the six months ended June 30, 2021 and 2020, respectively.

A summary of operating income (loss) by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating income (loss)	(in thousands)
Trucking	$3,057	$1,176	$6,577	$(511)
USAT Logistics	3,872	(176)	6,398	(801)
Total operating income (loss)	$6,929	$1,000	$12,975	$(1,312)

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Depreciation and amortization	(in thousands)
Trucking	$8,901	$9,697	$18,197	$19,473
USAT Logistics	262	337	536	572
Total depreciation and amortization	$9,163	$10,034	$18,733	$20,045

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014, which provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of June 30, 2021, 331,935 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Salaries, wages and employee benefits	$8,523	$6,142
Federal and state tax accruals	1,215	2,649
Other (1)	1,892	2,007
Total accrued expenses	$11,630	$10,798

1)	No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 6 – DEBT

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Revolving credit agreement	$66,900	$73,025
Sale-leaseback finance obligations	9,082	9,913
Insurance premium financing (2020)	1,654	5,064
Other	110	141
	77,746	88,143
Less current maturities	(3,404)	(6,791)
Total long-term debt	$74,342	$81,352

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

The Company had no overnight borrowings under the Swingline as of June 30, 2021.  The average interest rate including all borrowings made under the Credit Facility as of June 30, 2021 was 1.49%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of June 30, 2021, the Company had $7.9 million in letters of credit outstanding and had $86.6 million available to borrow under the Credit Facility taking into account borrowing base availability.

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

NOTE 7 – LEASES

The components of lease expense for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Operating lease costs	$1,908	$2,052	$3,842	$4,218
Finance lease costs:
Amortization of assets	2,782	4,784	6,796	9,507
Interest on lease liabilities	639	763	1,309	1,553
Total finance lease costs	3,421	5,547	8,105	11,060
Variable and short-term lease costs	703	284	1,286	411
Total lease costs	$6,032	$7,883	$13,233	$15,689

Supplemental information and balance sheet location related to leases is as follows:

	June 30, 2021	December 31, 2020

Operating leases:	(dollars in thousands)
Operating leases - right-of-use assets	$25,891	$28,154

Current operating lease obligations	7,127	6,838
Long-term operating lease obligations	19,145	21,690
Total operating lease liabilities	$26,272	$28,528

Finance leases:
Property and equipment, at cost	86,114	86,281
Accumulated amortization	(28,595)	(22,991)
Property and equipment, net	$57,519	$63,290

Current finance lease obligations	11,852	11,655
Long-term finance lease obligations	48,397	54,482
	$60,249	$66,137

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	54	60
Finance leases	37	43

Weighted average discount rate:
Operating leases	4.53%	4.59%
Finance leases	3.73%	3.73%

Supplemental cash flow information related to leases is as follows for the six months ended:

	June 30, 2021	June 30, 2020

Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$71	$42
Operating cash flows from finance leases	1,309	1,553
Financing cash flows from finance leases	5,888	11,366

ROU assets obtained in exchange for lease liabilities:
Operating leases	$170	$—
Finance leases	—	8,481

OTHER COMMITMENTS

As of June 30, 2021, the Company had $27.8 million in purchase commitments for the acquisition of revenue equipment, of which none were cancellable.  It is anticipated that these purchase commitments will be funded primarily through the use of operating leases, with down payments being funded first through cash provided by operations and proceeds from the sale of used revenue equipment and secondarily from borrowings under the Company’s Credit Facility.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for these spaces was approximately $0.04 million for the three months ended June 30, 2021 and 2020 and $0.08 million for the six months ended June 30, 2021 and 2020.  This expense is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss).

NOTE 8 – INCOME TAXES

During the three months ended June 30, 2021 and 2020 the Company’s effective tax rate was 28.5% and 211.4%, respectively.  During the six months ended June 30, 2021 and 2020, the Company’s effective tax rate was 28.0% and 19.8%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing their gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

During the interim periods for the year ended December 31, 2020, the Company used the cut-off method to calculate taxes for the applicable interim periods.  Due to more certainty in their financial forecasts for the current fiscal year, the Company has returned to its historical method for calculating the provision for income taxes during interim reporting periods.  As such, we have calculated taxes for the six months ended June 30, 2021 by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) adjusted for discrete items for the reporting period.

NOTE 9 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Numerator:	(in thousands, except per share amounts)
Net income (loss)	$4,193	$(931)	$7,790	$(3,482)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,806	8,820	8,826	8,737
Effect of dilutive securities:
Employee restricted stock and incentive stock options	141	—	150	—
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,947	8,820	8,976	8,737
Basic earnings (loss) per share	$0.48	$(0.11)	$0.88	$(0.40)
Diluted earnings (loss) per share	$0.47	$(0.11)	$0.87	$(0.40)
Weighted average anti-dilutive employee restricted stock and incentive stock options	114	348	126	393

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

Unlike the Trucking segment, the USAT Logistics segment is non-asset based and is dependent upon skilled employees, reliable information systems and qualified third-party capacity providers.  The largest expense related to the USAT Logistics segment is purchased transportation expense.  Other operating expenses consist primarily of salaries, wages and employee benefits.  The Company evaluates the financial performance of the USAT Logistics segment by reviewing gross margin (USAT Logistics operating revenue less USAT Logistics purchased transportation expense) and the gross margin percentage (USAT Logistics operating revenue less USAT Logistics purchased transportation expense expressed as a percentage of USAT Logistics operating revenue).  Gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity.  USAT Logistics often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins.  We plan to continue our focus on improving results through network engineering initiatives, pricing discipline, enhanced partnerships with customers, and improved execution in our day-to-day operations, as well as our ongoing safety initiatives.  By focusing on these key objectives, management believes it will make progress on its goals of improving the Company’s operating performance and increasing stockholder value.

COVID-19

We continue to monitor the COVID-19 situation and regularly review announcements and recommendations of various government authorities and implement precautions as needed. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate should current conditions deteriorate.  The overall impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2020 and the three and six months ended June 30, 2021 was not significant, however the impact that COVID-19 will have on our consolidated results of operations in future periods remains uncertain.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Results of Operations

The following tables summarize the condensed consolidated statements of income (loss) and comprehensive income (loss) in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2021			2020
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$152,958	90.0%		$113,203	91.5%		35.1%
Fuel surcharge revenue	17,073	10.0		10,534	8.5		62.1
Operating revenue	170,031	100.0		123,737	100.0		37.4

Total operating expenses	163,102	95.9	95.3	122,737	99.2	98.6	32.9
Operating income (loss)	6,929	4.1		1,000	0.8		—	(2)

Other expenses:
Interest expense	1,014	0.6		1,235	1.0		(17.9)
Other, net	49	0.0		64	0.1		(23.4)
Total other expenses, net	1,063	0.6		1,299	1.0		(18.2)%
Income (loss) before income taxes	5,866	3.4		(299)	(0.2)		—	(2)
Income tax expense (benefit)	1,673	1.0		632	0.5		—	(2)

Consolidated net income (loss)	$4,193	2.5%		$(931)	(0.8)%		—	(2)

	Six Months Ended June 30,
	2021			2020
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$297,221	90.5%		$225,964	90.2%		31.5%
Fuel surcharge revenue	31,315	9.5		24,546	9.8		27.6
Operating revenue	328,536	100.0		250,510	100.0		31.1

Total operating expenses	315,561	96.1	95.4	251,822	100.5	100.1	25.3
Operating income (loss)	12,975	3.9		(1,312)	(0.5)		—	(2)

Other expenses:
Interest expense	2,039	0.6		2,919	1.2		(30.1)
Other, net	110	0.0		110	0.0		—
Total other expenses, net	2,149	0.7		3,029	1.2		(29.1)%
Income (loss) before income taxes	10,826	3.3		(4,341)	(1.7)		—	(2)
Income tax expense (benefit)	3,036	0.9		(859)	(0.3)		—	(2)

Consolidated net income (loss)	$7,790	2.4%		$(3,482)	(1.4)%		—	(2)

1)	Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.
2)	Percentage change not meaningful.

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

Consolidated Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Operating revenue	$170,031	$123,737	$328,536	$250,510
Less: Fuel surcharge revenue	(17,073)	(10,534)	(31,315)	(24,546)
Base revenue	$152,958	$113,203	$297,221	$225,964
Operating expense	$163,102	$122,737	$315,561	$251,822
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	(84)	(34)	(176)
Asset impairment - land	—	(137)	—	(137)
Amortization of acquisition related intangibles	(323)	(340)	(645)	(680)
Fuel surcharge revenue	(17,073)	(10,534)	(31,315)	(24,546)
Adjusted operating expense	$145,706	$111,642	$283,567	$226,283
Operating income (loss)	$6,929	$1,000	$12,975	$(1,312)
Adjusted operating income (loss)	$7,252	$1,561	$13,654	$(319)
Operating ratio	95.9%	99.2%	96.1%	100.5%
Adjusted operating ratio	95.3%	98.6%	95.4%	100.1%

Adjusted earnings (loss) per diluted share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings (loss) per diluted share	$0.47	$(0.11)	$0.87	$(0.40)
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	0.01	0.00	0.02
Asset impairment - land	—	0.02	—	0.02
Amortization of acquisition related intangibles	0.04	0.04	0.07	0.08
Income tax effect of adjustments	(0.01)	(0.02)	(0.02)	(0.03)
Adjusted earnings (loss) per diluted share	$0.50	$(0.06)	$0.92	$(0.31)

Segment Reconciliations

	Three Months Ended		Six Months Ended
Trucking Segment	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Operating revenue	$105,102	$87,920	$207,878	$180,921
Intersegment activity	259	707	586	1,701
Operating revenue (before intersegment eliminations)	105,361	88,627	208,464	182,622
Less: fuel surcharge revenue (before intersegment eliminations)	(12,038)	(8,083)	(22,358)	(19,371)
Base revenue	$93,323	$80,544	$186,106	$163,251
Operating expense (before intersegment eliminations)	$102,304	$87,451	$201,887	$183,133
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	(80)	(32)	(172)
Asset impairment - land	—	(137)	—	(137)
Amortization of acquisition related intangibles	(323)	(340)	(645)	(680)
Fuel surcharge revenue	(12,038)	(8,083)	(22,358)	(19,371)
Adjusted operating expense	$89,943	$78,811	$178,852	$162,773
Operating income (loss)	$3,057	$1,176	$6,577	$(511)
Adjusted operating income	$3,380	$1,733	$7,254	$478
Operating ratio	97.1%	98.7%	96.8%	100.3%
Adjusted operating ratio	96.4%	97.8%	96.1%	99.7%

	Three Months Ended		Six Months Ended
USAT Logistics Segment	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Operating revenue	$64,929	$35,817	$120,658	$69,589
Intersegment activity	13,820	2,921	26,472	4,973
Operating revenue (before intersegment eliminations)	78,749	38,738	147,130	74,562
Less: fuel surcharge revenue (before intersegment eliminations)	(5,569)	(2,618)	(9,866)	(5,695)
Base revenue	$73,180	$36,120	$137,264	$68,867
Operating expense (before intersegment eliminations)	$74,877	$38,914	$140,732	$75,363
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	(4)	(2)	(4)
Fuel surcharge revenue	(5,569)	(2,618)	(9,866)	(5,695)
Adjusted operating expense	$69,308	$36,292	$130,864	$69,664
Operating income (loss)	$3,872	$(176)	$6,398	$(801)
Adjusted operating income (loss)	$3,872	$(172)	$6,400	$(797)
Operating ratio	95.1%	100.5%	95.7%	101.1%
Adjusted operating ratio	94.7%	100.5%	95.3%	101.2%

Key Operating Statistics by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trucking:	2021	2020	2021	2020
Operating revenue (before intersegment eliminations) (in thousands)	$105,361	$88,627	$208,464	$182,622
Operating income (loss) (1) (in thousands)	$3,057	$1,176	$6,577	$(511)
Adjusted operating income (2) (in thousands)	$3,380	$1,733	$7,254	$478
Operating ratio (3)	97.1%	98.7%	96.8%	100.3%
Adjusted operating ratio (4)	96.4%	97.8%	96.1%	99.7%
Total miles (5) (in thousands)	42,700	45,961	84,848	91,680
Deadhead percentage (6)	11.2%	13.1%	11.4%	13.2%
Base revenue per loaded mile	$2.461	$2.017	$2.475	$2.051
Average number of seated tractors	1,787	1,943	1,784	1,907
Average number of available tractors (7)	1,922	2,063	1,907	2,018
Average number of in-service tractors (8)	1,949	2,075	1,936	2,039
Loaded miles per available tractor per week	1,518	1,489	1,525	1,517
Base revenue per available tractor per week	$3,735	$3,003	$3,774	$3,111
Average loaded miles per trip	509	501	515	498

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$78,749	$38,738	$147,130	$74,562
Operating income (loss) (1) (in thousands)	$3,872	$(176)	$6,398	$(801)
Adjusted operating income (loss) (2) (in thousands)	$3,872	$(172)	$6,400	$(797)
Gross margin (9) (in thousands)	$9,733	$4,712	$17,958	$8,681
Gross margin percentage (10)	12.4%	12.2%	12.2%	11.6%
Load count (in thousands)	37.1	33.4	70.2	60.6

1)	Operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income (loss) is calculated by deducting operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).

10)Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended June 30, 2021, Trucking operating revenue (before intersegment eliminations) increased 18.9% to $105.4 million, compared to $88.6 million for the same period in 2020.  Trucking base revenue (before intersegment eliminations) increased 15.9% to $93.3 million compared to $80.5 million for the second quarter of 2020.  The increase in operating revenue (before intersegment eliminations) resulted primarily from a 22.0% increase in base revenue per loaded mile and a 1.9% increase in loaded miles per available tractor per week.

During the six months ended June 30, 2021, Trucking operating revenue (before intersegment eliminations) increased 14.2% to $208.5 million, compared to $182.6 million for the same period in 2020.  Trucking base revenue (before intersegment eliminations) increased 14.0% to $186.1 million compared to $163.3 million for the second quarter of 2020.  The increase in operating revenue (before intersegment eliminations) resulted primarily from a 20.7% increase in base revenue per loaded mile and a 0.5% increase in loaded miles per available tractor per week.

Trucking operating income (loss)

For the three months ended June 30, 2021, Trucking reported operating income of $3.1 million compared to operating income of $1.2 million for the same period in 2020.  This improvement was primarily driven by the 18.9% increase in operating revenue (before intersegment eliminations) discussed above.

For the six months ended June 30, 2021, Trucking reported an operating income of $6.6 million compared to an operating loss of $0.5 million for the same period in 2020.  This change was largely driven by the 14.2% increase in operating revenue (before intersegment eliminations) discussed above.

USAT Logistics operating revenue

For the three months ended June 30, 2021, USAT Logistics operating revenue (before intersegment eliminations) increased 103.3% to $78.7 million compared to $38.7 million for the same period in 2020.  The year-over-year increase in operating revenue (before intersegment eliminations) was the result of an 82.9% increase in revenue per load and a 11.2% increase in load volume.

For the six months ended June 30, 2021, USAT Logistics operating revenue (before intersegment eliminations) increased 97.3% to $147.1 million compared to $74.6 million for the same period in 2020.  The year-over-year change in operating revenue (before intersegment eliminations) was the result of a 70.3% increase in revenue per load, and a 15.8% increase in load volume.

USAT Logistics operating income (loss)

USAT Logistics reported operating income of $3.9 million for the three months ended June 30, 2021, an increase of $4.0 million, compared to an operating loss of $0.2 million for the comparable quarter in 2020.  This increase was driven largely by 103.3% increase in operating revenue (before intersegment eliminations) and a 20 basis point improvement in gross margin.

For the six months ended June 30, 2021, USAT Logistics reported operating income of $6.4 million, an increase of $7.2 million, compared to an operating loss of $0.8 million for the comparable period in 2020.  This increase was driven primarily by an 97.3% increase in operating revenue (before intersegment eliminations) and a 60 basis point improvement in gross margin.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2021				2020				% change
			Adjusted				Adjusted
			Operating				Operating		2021 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2020
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$36,488	21.4%	23.9%		$33,636	27.2%	29.6	% (1)	8.5%
Fuel and fuel taxes	12,414	7.3	(3.0)	(1)(2)	8,082	6.5	(2.2)	(1)(2)	53.6
Depreciation and amortization	9,163	5.4	5.8	(1)	10,034	8.1	8.6	(1)	(8.7)
Insurance and claims	5,181	3.0	3.4		4,009	3.2	3.5		29.2
Equipment rent	2,048	1.2	1.3		1,880	1.5	1.7		8.9
Operations and maintenance	8,783	5.2	5.7		9,062	7.4	8.0		(3.1)
Purchased transportation	82,938	48.8	54.2		49,276	39.8	43.5		68.3
Operating taxes and licenses	1,323	0.8	0.9		1,349	1.1	1.2		(1.9)
Communications and utilities	796	0.5	0.5		906	0.7	0.8		(12.1)
(Gain) loss on disposal of assets, net	(140)	(0.1)	(0.1)		(16)	0.0	0.0		—	(3)
Asset impairments	—	—	—		588	0.5	0.4	(1)	—	(3)
Other	4,108	2.4	2.7		3,931	3.2	3.5		4.5
Total operating expenses	$163,102	95.9%	95.3%		$122,737	99.2%	98.6%		32.9%

	Six Months Ended June 30,								%
	2021				2020				change
			Adjusted				Adjusted
			Operating				Operating		2021 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2020
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$73,043	22.2%	24.6	% (1)	$69,481	27.7%	30.7	% (1)	5.1%
Fuel and fuel taxes	23,858	7.3	(2.5)	(1)(2)	19,945	8.0	(2.0)	(1)(2)	19.6
Depreciation and amortization	18,733	5.7	6.1	(1)	20,045	8.0	8.6	(1)	(6.5)
Insurance and claims	10,990	3.4	3.7		9,866	3.9	4.4		11.4
Equipment rent	3,997	1.2	1.4		3,731	1.5	1.7		7.1
Operations and maintenance	15,849	4.8	5.3		18,399	7.3	8.0		(13.9)
Purchased transportation	157,041	47.8	52.8		97,090	38.8	43.0		61.7
Operating taxes and licenses	2,595	0.8	0.9		2,508	1.0	1.1		3.5
Communications and utilities	1,600	0.5	0.5		1,719	0.7	0.7		(6.9)
Loss (gain) on disposal of assets, net	(317)	(0.1)	(0.1)		22	0.0	—		—	(3)
Asset impairments	—	—	—		588	0.2	0.2	(1)	—	(3)
Other	8,172	2.5	2.7		8,428	3.4	3.7		(3.0)
Total operating expenses	$315,561	96.1%	95.4%		$251,822	100.5%	100.1%		25.3%

1)	Adjusted operating ratio is calculated as the applicable operating expense excluding severance costs included in salaries, wages, and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.
3)	Percentage change not meaningful.

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

Salaries, wages and employee benefits expense increased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, primarily due to increases in performance-based compensation.

During the second quarter of 2021 the Company announced driver pay increases; however, management believes the market for drivers will remain tight, and as such, expects driver wages to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet.  This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers and the percentage of revenue generated by USAT Logistics, for which payments are reflected in purchased transportation.

Fuel and fuel taxes

Fuel and fuel taxes consist primarily of diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers.  The increase in fuel and fuel taxes for the three and six months ended June 30, 2021 is primarily due to increases in the price per gallon of diesel fuel compared to the same periods in 2020.  For the three and six months ended June 30, 2021, the average diesel fuel prices per gallon as reported by the DOE, increased 32.1% and 14.6%, respectively, when compared to the same periods in 2020.  This increase was offset by a 12.1% and 12.7% decrease in total miles driven by company drivers for the three and six months ended June 30, 2021, respectively.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  For the three and six months ended June 30, 2021, equipment rent expense increased when compared to the 2020 periods due to an increase in the number of tractors in the Company’s fleet acquired under operating leases.

Depreciation and amortization expense decreased for the three and six months ended June 30, 2021, when compared to the same periods in 2020 due to a decrease in fleet size and more tractors being acquired through operating leases.

The Company intends to continue its focus on improving asset utilization, matching customer demand, growing its independent contractor fleet and strengthening load profitability initiatives.  Further, the acquisition costs of new revenue equipment could increase due to the inclusion of improved safety and fuel efficiency features.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accrual, developments in prior-year claims and insurance premiums and self-insured amounts.  For the three and six months ended June 30, 2021, insurance and claims expense increased due to less favorable claim experience compared to the prior year periods.

The Company expects insurance and claims expense to continue to be volatile over the long-term.  Recently, the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.  These factors caused the Company’s insurance premiums to increase during the October 2020 renewal.  The Company also opted to increase its self-insured retention level from $1 million to $2 million and decrease aggregate coverage limits to offset the increased premium costs during the current premium year.  As a result, the Company looked at alternatives to traditional insurance programs, and formed a captive insurance company, SRRG, in an effort to mitigate a portion of the increased insurance costs.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operating and maintenance expenses are primarily affected by the age of the Company-operated tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  Operations and maintenance expense decreased for both the three and six months ended June 30, 2021, compared to the same periods in 2020.  While the decrease in the three month period was marginal, the decrease for six months was primarily due to lower tolls and maintenance expenses.  The decrease in maintenance expense was primarily due to decreases in the cost of maintaining our fleet due to such internal initiatives as decreasing the average age of Company-owned tractors, limiting outside repairs and adding an additional maintenance terminal in Waxahachie, Texas.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the three and six months ended June 30, 2021, purchased transportation expense increased significantly when compared to the 2020 periods, primarily due to an increase in the volume of brokered loads through our USAT Logistics segment and the use of independent contractors by our Trucking segment.

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

Interest expense, net

For the three and six months ended June 30, 2021, interest expense, net decreased primarily due to the decreased interest rate on our outstanding borrowing and decreases in the outstanding borrowings.  See Note 6 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense (benefit)

During the the three months ended June 30, 2021 and 2020, the Company’s effective tax rate was 28.5% and 211.4%, respectively.  During the six months ended June 30, 2021 and 2020, the Company’s effective tax rate was 28.0% and 19.8%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing their gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

During the interim periods for the year ended December 31, 2020, the Company used the cut-off method to calculate taxes for the applicable interim periods.  Due to more certainty in their financial forecasts for the current fiscal year, the Company has returned to its historical method for calculating the provision for income taxes during interim reporting periods.  As such, we have calculated taxes for the six months ended June 30, 2021 by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) adjusted for discrete items for the reporting period.

Seasonality

In the trucking industry, revenue typically follows a seasonal pattern for various commodities and customer businesses.  Peak freight demand has historically occurred in the months of September, October and November, however no assurance can be provided that our current or future year experience will reflect this.  After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels.  Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter driving conditions.  Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts.  The effect of inflation-driven cost increases on overall operating costs is not expected to be greater for the Company than for its competitors.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, for the three and six months ended June 30, 2021, the average diesel fuel prices per gallon as reported by the DOE, increased 32.1% and 14.6%, respectively, when compared to the same periods in 2020.

As of June 30, 2021, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of June 30, 2021, the Company had total stockholders’ equity of $93.2 million and total debt and financing lease liabilities of $138.0 million, resulting in a total debt, less cash (excluding restricted cash), to total capitalization ratio of 59.3% compared to 64.5% as of December 31, 2020.

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

As of June 30, 2021, the Company had $27.8 million in purchase commitments for the acquisition of revenue equipment, of which none were cancellable.  It is anticipated that these purchase commitments will be funded primarily through the use of operating leases, with down payments being funded first through cash provided by operations and proceeds from the sale of used revenue equipment and secondarily from borrowings under the Company’s Credit Facility.

Liquidity and Capital Resources

USA Truck’s business has required, and will continue to require, significant capital investments.  In the Company’s Trucking segment, where capital investments are the most substantial, the primary investments are in revenue equipment and to a lesser extent, in technology and working capital.  In the Company’s USAT Logistics segment, the primary investments are in technology and working capital.  USA Truck’s primary sources of liquidity have been funds provided by operations, borrowings under the Company’s Credit Facility, sales of used revenue equipment, and the use of finance and operating leases.  Based on expected financial conditions, net capital expenditures, forecasted operations and related net cash flows and other sources of financing, management believes the Company’s sources of liquidity to be adequate to meet current and projected needs for the foreseeable future.

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

As of June 30, 2021, the Company had $7.9 million in letters of credit outstanding and had $86.6 million available to borrow under the Credit Facility, taking into account borrowing base availability.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations, bi-annual appraisals of revenue equipment, the timing and nature of property and equipment additions that are not funded through other sources of financing, and the nature, timing and receipt of proceeds from disposals of property and equipment.

Cash Flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Six Months Ended June 30,
	Category	2021	2020

Sources of cash:		(in thousands)
Operating activities - net	Operating	$15,692	$14,406
Proceeds from sale of property and equipment	Investing	6,141	1,459
Borrowings under long-term debt	Financing	28,760	33,200

Uses of cash:
Capital expenditures	Investing	(1,066)	(9,809)
Payments of long-term debt	Financing	(39,156)	(27,492)
Principal payments on financing lease obligations	Financing	(5,888)	(11,366)
Net change in bank drafts payable	Financing	(2,785)	(346)

Other uses - net	Financing	(9)	(57)
Increase (decrease) in cash and restricted cash		$1,689	$(5)

Operating activities

Our net cash provided by operating activities in the six months ended June 30, 2021 increased from the comparable 2020 period primarily due to an increase in net income and an increase to accounts payable and accrued expenses, offset by an increase in accounts and other receivables.

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

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the PEO and PFO have concluded that as of June 30, 2021 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present.  The section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 describes some of the risks and uncertainties associated with the Company’s business.  These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

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

USA Truck Inc.

Date:	July 30, 2021	By:	/s/ James D. Reed
(Signature)
James D. Reed
President and Chief Executive Officer

Date:	July 30, 2021	By:	/s/ Zachary B. King
(Signature)
Zachary B. King
Senior Vice President and Chief Financial Officer