Form 10-Q
period 2021-09-30
USA TRUCK INC
filed 2021-10-29
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No [X]

The number of shares outstanding of the registrant’s common stock, as of October 15, 2021, was 8,887,290

USA TRUCK INC.

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2021 and December 31, 2020	2
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) - Three and nine months ended September 30, 2021 and September 30, 2020	3
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) - Three months ended March 31, June 30, and September 30, 2021 and March 31, June 30, and September 30, 2020	4
	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2021 and September 30, 2020	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	28
4.	Controls and Procedures	28
	PART II – OTHER INFORMATION
1.	Legal Proceedings	29
1A.	Risk Factors	29
2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
3.	Defaults Upon Senior Securities	30
4.	Mine Safety Disclosures	30
5.	Other Information	30
6.	Exhibits	30
	Signatures	31

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets	September 30, 2021	December 31, 2020

Current assets:	(in thousands, except share data)
Cash and restricted cash (restricted cash of $153 and $243, respectively)	$371	$325
Accounts receivable, net of allowance for doubtful accounts of $395 and $617, respectively	84,994	63,984
Other receivables	4,669	2,873
Inventories	1,399	975
Assets held for sale	—	2,635
Prepaid expenses and other current assets	4,844	8,749
Total current assets	96,277	79,541
Property and equipment:
Land and structures	34,205	33,488
Revenue equipment	304,408	305,509
Service, office and other equipment	30,929	30,331
Property and equipment, at cost	369,542	369,328
Accumulated depreciation and amortization	(168,261)	(150,173)
Property and equipment, net	201,281	219,155
Operating leases - right of use assets	24,523	28,154
Goodwill	5,231	5,231
Other intangibles, net	14,137	15,105
Other assets	2,941	3,046
Total assets	$344,390	$350,232
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,723	$27,045
Current portion of insurance and claims accruals	9,243	9,846
Accrued expenses	15,899	10,798
Current finance lease obligations	12,190	11,655
Current operating lease obligations	6,977	6,838
Long-term debt, current maturities	1,763	6,791
Total current liabilities	82,795	72,973
Other long-term liabilities	2,805	4,817
Long-term debt, less current maturities	68,110	81,352
Long-term finance lease obligations	47,024	54,482
Long-term operating lease obligations	17,972	21,690
Deferred income taxes	19,079	23,414
Insurance and claims accruals, less current portion	8,003	6,803
Total liabilities	245,788	265,531
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,254,116 shares, and 12,037,966 shares, respectively	123	120
Additional paid-in capital	63,082	60,692
Retained earnings	91,118	78,515
Less treasury stock, at cost (3,366,826 shares, and 3,293,223 shares, respectively)	(55,721)	(54,626)
Total stockholders’ equity	98,602	84,701
Total liabilities and stockholders’ equity	$344,390	$350,232

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Operating revenue	$180,997	$141,786	$509,533	$392,296

Operating expenses:
Salaries, wages and employee benefits	40,294	34,916	113,337	104,397
Fuel and fuel taxes	12,740	9,734	36,598	29,679
Depreciation and amortization	8,807	9,896	27,540	29,941
Insurance and claims	5,542	5,388	16,532	15,254
Equipment rent	1,900	1,895	5,897	5,625
Operations and maintenance	8,849	9,894	24,698	28,294
Purchased transportation	88,895	59,617	245,936	156,707
Operating taxes and licenses	1,082	1,167	3,677	3,675
Communications and utilities	709	867	2,309	2,586
(Gain) loss on disposal of assets, net	(105)	398	(422)	420
Asset impairments	—	—	—	588
Other	4,413	3,580	12,585	12,008
Total operating expenses	173,126	137,352	488,687	389,174
Operating income	7,871	4,434	20,846	3,122

Other expenses:
Interest expense, net	992	1,416	3,031	4,335
Other, net	128	57	238	167
Total other expenses, net	1,120	1,473	3,269	4,502
Income (loss) before income taxes	6,751	2,961	17,577	(1,380)
Income tax expense (benefit)	1,938	666	4,974	(193)

Consolidated net income (loss) and comprehensive income (loss)	$4,813	$2,295	$12,603	$(1,187)

Net earnings (loss) per share:
Average shares outstanding (basic)	8,795	8,807	8,816	8,762
Basic earnings (loss) per share	$0.55	$0.26	$1.43	$(0.14)

Average shares outstanding (diluted)	8,930	8,955	8,961	8,762
Diluted earnings (loss) per share	$0.54	$0.26	$1.41	$(0.14)

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2020	12,038	$120	$60,692	$78,515	$(54,626)	$84,701
Stock-based compensation	—	—	168	—	—	168
Restricted stock award grant	193	2	(2)	—	—	—
Forfeited restricted stock	(4)	—	—	—	—	—
Net share settlement related to vested equity awards	—	—	797	—	(802)	(5)
Net income	—	—	—	3,597	—	3,597
Balance at March 31, 2021	12,227	122	61,655	82,112	(55,428)	88,461
Stock-based compensation	—	—	577	—	—	577
Restricted stock award grant	26	1	—	—	—	1
Net share settlement related to vested equity awards	—	—	36	—	(40)	(4)
Net income	—	—	—	4,193	—	4,193
Balance at June 30, 2021	12,253	$123	$62,268	$86,305	$(55,468)	$93,228
Stock-based compensation	—	—	561	—	—	561
Restricted stock award grant	11	—	—	—	—	—
Forfeited restricted stock	(10)	—	253	—	(253)	—
Net income	—	—	—	4,813	—	4,813
Balance at September 30, 2021	12,254	123	63,082	91,118	(55,721)	98,602

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2019	11,988	$120	$63,238	$73,769	$(58,916)	$78,211
Issuance of treasury stock	—	—	(4,327)	—	4,327	—
Stock-based compensation	—	—	471	—	—	471
Forfeited restricted stock	(15)	—	—	—	—	—
Net share settlement related to vested equity awards	(11)	—	(57)	—	—	(57)
Net loss	—	—	—	(2,551)	—	(2,551)
Balance at March 31, 2020	11,962	120	59,325	71,218	(54,589)	76,074
Issuance of treasury stock	—	—	(123)	—	123	—
Stock-based compensation	—	—	363	—	—	363
Restricted stock award grant	74	—	—	—	—	—
Net loss	—	—	—	(931)	—	(931)
Balance at June 30, 2020	12,036	$120	$59,565	$70,287	$(54,466)	$75,506
Issuance of treasury stock	—	—	40	—	(40)	—
Stock-based compensation	—	—	406	—	—	406
Restricted stock award grant	3	—	—	—	—	—
Forfeited restricted stock	(1)	—	—	—	—	—
Net share settlement related to restricted stock vesting	—	—	(5)	—	—	(5)
Net loss	—	—	—	2,295	—	2,295
Balance at September 30, 2020	12,038	120	60,006	72,582	(54,506)	78,202

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

Operating activities:	(in thousands)
Net income (loss)	$12,603	$(1,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,540	29,941
Bad debt expense	(306)	—
Deferred income tax benefit, net	(4,335)	(1,317)
Stock-based compensation	1,306	1,240
(Gain) loss on disposal of assets, net	(422)	420
Asset impairments	—	588
Other	159	138
Changes in operating assets and liabilities:
Accounts and other receivables	(23,379)	(15,116)
Inventories and prepaid expenses	3,481	3,293
Accounts payable and accrued expenses	13,568	8,635
Insurance and claims accruals	802	(2,923)
Other long-term assets and liabilities	293	697
Net cash provided by operating activities	$31,310	$24,409
Investing activities:
Capital expenditures	(9,996)	(10,577)
Proceeds from sale of property and equipment	6,591	3,274
Net cash used in investing activities	$(3,405)	$(7,303)
Financing activities:
Borrowings under long-term debt	41,460	48,950
Payments on long-term debt	(58,480)	(46,106)
Principal payments on financing lease obligations	(6,923)	(16,490)
Payments on obligation under finance lease	(1,250)	(1,459)
Net change in bank drafts payable	(2,657)	(875)
Net payments for tax withholdings for vested stock-based awards	(9)	(62)
Net cash used in financing activities	$(27,859)	$(16,042)
Increase in cash and restricted cash	46	1,064
Cash and restricted cash:
Beginning of period	325	97
End of period	$371	$1,161
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,030	$4,336
Income taxes, net of refunds	9,250	52
Supplemental disclosure of non-cash investing:
Purchase of revenue equipment included in accounts payable	1,461	—

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2021

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc. and present our financial position as of September 30, 2021 and December 31, 2020 and our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States.  Additionally, the Company has elected to utilize certain abbreviated reporting requirements available to smaller reporting companies. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The accompanying condensed consolidated financial statements include USA Truck Inc. and its wholly owned subsidiaries: International Freight Services, Inc. (“IFS”), a Delaware corporation; Skyraider Risk Retention Group Inc. (“SRRG”), a South Carolina corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation; Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation; and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  Collectively, DTC, DTL and B & G comprise “Davis Transfer Company.”  References in this report to “it,” “we,” “us,” “our,” or the “Company,” and similar expressions refer to USA Truck Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.  Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

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

In September 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work.  The Department of Labor’s Occupational Safety and Health Administration (“OSHA”) is drafting an emergency rule to carry out this mandate (the “Emergency Rule”), which is expected to take effect in the coming weeks. It is currently unclear whether the Emergency Rule will include an exception for professional truck drivers. When the Emergency Rule is implemented, it could, among other things, (i) cause our unvaccinated employees to go to smaller employers, not subject to the Emergency Rule, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain new drivers due to the Emergency Rule. It is expected that a vaccination mandate that applies to drivers would significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers.  Furthermore, the actions by certain states may conflict with the Emergency Rule, causing further issues with compliance.  Accordingly, the Emergency Rule, when implemented, could have a material adverse effect on our business, financial condition, and results of operations.

Accounting standards issued but not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  This update requires measurement and recognition of expected versus incurred credit losses for financial assets held.  ASU 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We continue to evaluate the effect of adopting ASU 2016-13, but believe the effects will be limited to the valuation of the Company’s trade receivables.

NOTE 2 – REVENUE RECOGNITION

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended September 30,
	2021				2020
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$98,734	$75,884	$(13,765)	$160,853	$87,505	$48,148	$(7,493)	$128,160
Fuel surcharge	11,945	5,829	(16)	17,758	7,847	2,565	(163)	10,249
Accessorial	2,521	(135)	—	2,386	2,031	1,346	—	3,377
Total	$113,200	$81,578	$(13,781)	$180,997	$97,383	$52,059	$(7,656)	$141,786

	Nine Months Ended September 30,
	2021				2020
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$280,461	$210,551	$(39,914)	$451,098	$246,922	$114,856	$(13,648)	$348,130
Fuel surcharge	34,302	15,694	(924)	49,072	27,218	8,260	(684)	34,794
Accessorial	6,900	2,463	—	9,363	5,865	3,507	—	9,372
Total	$321,663	$228,708	$(40,838)	$509,533	$280,005	$126,623	$(14,332)	$392,296

At September 30, 2021 and December 31, 2020, the Company had contract assets, representing our right to consideration for transportation services not yet billed, of $2.3 million and $1.1 million, respectively.

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

A summary of operating revenue by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating revenue	(in thousands)
Trucking revenue (1)	$113,200	$97,383	$321,663	$280,005
Trucking intersegment eliminations	(104)	(651)	(689)	(2,353)
Trucking operating revenue	113,096	96,732	320,974	277,652
USAT Logistics revenue	81,578	52,059	228,708	126,623
USAT Logistics intersegment eliminations	(13,677)	(7,005)	(40,149)	(11,979)
USAT Logistics operating revenue	67,901	45,054	188,559	114,644
Total operating revenue	$180,997	$141,786	$509,533	$392,296

1)	Includes foreign revenue of $9.6 million and $8.8 million for the three months ended September 30, 2021 and 2020, respectively, and $28.5 million and $24.9 million for the nine months ended September 30, 2021 and 2020, respectively.

A summary of operating income by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating income	(in thousands)
Trucking	$4,459	$3,453	$11,037	$2,941
USAT Logistics	3,412	981	9,809	181
Total operating income	$7,871	$4,434	$20,846	$3,122

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Depreciation and amortization	(in thousands)
Trucking	$8,564	$9,615	$26,761	$29,088
USAT Logistics	243	281	779	853
Total depreciation and amortization	$8,807	$9,896	$27,540	$29,941

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014, which provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of September 30, 2021, 359,614 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Salaries, wages and employee benefits	$11,055	$6,142
Federal and state tax accruals	2,907	2,649
Other (1)	1,937	2,007
Total accrued expenses	$15,899	$10,798

1)	No single item included within other accrued expenses exceeded 5.0% of our total current liabilities.

NOTE 6 – DEBT

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Revolving credit agreement	$61,000	$73,025
Sale-leaseback finance obligations	8,663	9,913
Insurance premium financing (2020)	—	5,064
Other	210	141
	69,873	88,143
Less current maturities	(1,763)	(6,791)
Total long-term debt	$68,110	$81,352

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

The Credit Facility is structured as a $170.0 million revolving credit facility with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million, exercisable in increments of at least $20.0 million.  The Credit Facility is a five year facility scheduled to terminate on January 31, 2024.  Borrowings under the Credit Facility are classified as either “base rate loans” or “LIBOR loans.”  Base rate loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin adjusted quarterly between 0.25% and 0.75% based on the Company’s consolidated fixed charge coverage ratio.  LIBOR loans accrue interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin adjusted quarterly between 1.25% and 1.75% based on the Company’s consolidated fixed charge coverage ratio.  The Credit Facility includes, within its $170.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swingline sub-facility (the “Swingline”) in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the Credit Facility.

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

The Credit Facility contains a single financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0 that is triggered in the event excess availability under the Credit Facility falls below 10.0% of the lenders’ total commitments.  Also, certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements are triggered in the event excess availability under the Credit Facility falls below 20.0% of the lenders’ total commitments.

The Company had overnight borrowings of $0.1 million under the Swingline as of September 30, 2021.  The average interest rate including all borrowings made under the Credit Facility as of September 30, 2021 was 1.54%.  As debt is repriced on a monthly basis, the borrowings under the Credit Facility approximate fair value.  As of September 30, 2021, the Company had $7.9 million in letters of credit outstanding and had $96.3 million available to borrow under the Credit Facility taking into account borrowing base availability.

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

Insurance premium financing

In October 2020, the Company entered into a short-term agreement to finance approximately $5.1 million with a third-party financing company for a portion of the Company’s annual insurance premiums.  In October 2021, the Company entered into a short-term agreement to finance approximately $5.5 million with a third-party financing company for a portion of the Company’s annual insurance premiums.

NOTE 7 – LEASES AND OTHER COMMITMENTS

The components of lease expense for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Operating lease costs	$1,909	$1,640	$5,751	$5,858
Finance lease costs:
Amortization of assets	3,224	4,840	10,020	14,347
Interest on lease liabilities	626	789	1,935	2,342
Total finance lease costs	3,850	5,629	11,955	16,689
Variable and short-term lease costs	564	837	1,850	1,248
Total lease costs	$6,323	$8,106	$19,556	$23,795

Supplemental information and balance sheet location related to leases is as follows:

	September 30, 2021	December 31, 2020

Operating leases:	(dollars in thousands)
Operating leases - right-of-use assets	$24,523	$28,154

Current operating lease obligations	6,977	6,838
Long-term operating lease obligations	17,972	21,690
Total operating lease liabilities	$24,949	$28,528

Finance leases:
Property and equipment, at cost	89,626	86,281
Accumulated amortization	(31,790)	(22,991)
Property and equipment, net	$57,836	$63,290

Current finance lease obligations	12,190	11,655
Long-term finance lease obligations	47,024	54,482
	$59,214	$66,137

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	52	60
Finance leases	34	43

Weighted average discount rate:
Operating leases	4.52%	4.59%
Finance leases	3.68%	3.73%

Supplemental cash flow information related to leases is as follows for the nine months ended:

	September 30, 2021	September 30, 2020

Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$159	$138
Operating cash flows from finance leases	1,935	2,342
Financing cash flows from finance leases	6,923	16,490

ROU assets obtained in exchange for lease liabilities:
Operating leases	$455	$3,400
Finance leases	2,317	8,481

OTHER COMMITMENTS

As of September 30, 2021, the Company had $35.7 million in purchase commitments for the acquisition of revenue equipment, of which none were cancellable.  It is anticipated that these purchase commitments will be funded primarily through the use of operating leases, with down payments being funded first through cash provided by operations and proceeds from the sale of used revenue equipment and secondarily from borrowings under the Company’s Credit Facility.

RELATED PARTY LEASE

In the normal course of business, the Company leases office and shop space from a related party under a monthly operating lease.  Rent expense for these spaces was approximately $0.04 million for the three months ended September 30, 2021 and 2020 and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.  This expense is included in the “Operations and maintenance” line item in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss).

NOTE 8 – INCOME TAXES

During the three months ended September 30, 2021 and 2020 the Company’s effective tax rate was 28.7% and 22.5%, respectively.  During the nine months ended September 30, 2021 and 2020, the Company’s effective tax rate was 28.3% and 14.0%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing their gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

During the interim periods for the year ended December 31, 2020, the Company used the cut-off method to calculate taxes for the applicable interim periods.  Due to more certainty in their financial forecasts for the current fiscal year, the Company has returned to its historical method for calculating the provision for income taxes during interim reporting periods.  As such, we have calculated taxes for the nine months ended September 30, 2021 by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) adjusted for discrete items for the reporting period.

NOTE 9 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Numerator:	(in thousands, except per share amounts)
Net income (loss)	$4,813	$2,295	$12,603	$(1,187)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	8,795	8,807	8,816	8,762
Effect of dilutive securities:
Employee restricted stock and incentive stock options	135	148	145	—
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	8,930	8,955	8,961	8,762
Basic earnings (loss) per share	$0.55	$0.26	$1.43	$(0.14)
Diluted earnings (loss) per share	$0.54	$0.26	$1.41	$(0.14)
Weighted average anti-dilutive employee restricted stock and incentive stock options	116	208	119	354

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

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any statement about the expected impact, evolution, duration or severity of the novel coronavirus (“COVID-19”) global pandemic, including our anticipated actions and responses thereto and the potential impact on our business, operations, customers, employees, financial results and financial condition;
●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning acquisitions, or proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	the impact of public health crises, including COVID-19,
●	future driver market,
●	future strategic initiatives to improve our results,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future deployment of technology,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense, including trends in cost, coverage and retention levels,
●	future salaries, wages and employee benefits costs,
●	future efforts to expand our use of independent contractors, purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
●	future asset sales of non-revenue assets,
●	future impact of regulations,
●	future use of derivative financial instruments,
●	our strategy,
●	our intention about the payment of dividends,
●	inflation,

●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	future equipment market,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of the independent contractor fleet, and
●	future income tax rates

among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “focus,” “intends,” “plans,” “goals,” “may,” “if,” “will,” “should,” “could,” “potential,” “continue,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and other filings with the SEC.

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

The Trucking segment provides one-way truckload transportation, including dedicated services, of various products, goods and materials.  The Trucking segment primarily uses its own purchased or leased tractors and trailers, or capacity provided by independent contractors to provide services to customers and is commonly referred to as “asset-based” trucking.  The Company’s USAT Logistics segment provides services that match customer shipments with available equipment of authorized third-party motor carriers and other service providers and provide services that complement the Company’s Trucking operations.  USAT Logistics provides these services to existing Trucking customers, many of whom prefer to rely on a single service provider, or a small group of service providers, to provide all their transportation solutions.

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

Unlike the Trucking segment, the USAT Logistics segment is non-asset based and is dependent upon skilled employees, reliable information systems and qualified third-party capacity providers.  The largest expense related to the USAT Logistics segment is purchased transportation expense.  Other operating expenses consist primarily of salaries, wages and employee benefits.  The Company evaluates the financial performance of the USAT Logistics segment by reviewing gross margin (USAT Logistics operating revenue less USAT Logistics purchased transportation expense) and the gross margin percentage (USAT Logistics gross margin expressed as a percentage of USAT Logistics operating revenue).  Gross margin can be impacted by the rates charged to customers and the costs of securing third-party capacity.  USAT Logistics often achieves better gross margins during periods of imbalance between supply and demand than times of balanced supply and demand, although periods of transition to tight capacity also can compress margins.

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

COVID-19

We continue to monitor the COVID-19 situation and regularly review announcements and recommendations of various government authorities and implement precautions as needed. We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate should current conditions deteriorate.  The overall impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2020 and the three and nine months ended September 30, 2021 was not significant; however the impact that COVID-19 will have on our consolidated results of operations in future periods remains uncertain.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

In September 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work.  The Department of Labor’s Occupational Safety and Health Administration (“OSHA”) is drafting an emergency rule to carry out this mandate (the “Emergency Rule”), which is expected to take effect in the coming weeks. It is currently unclear whether the Emergency Rule will include an exception for professional truck drivers. When the Emergency Rule is implemented, it could, among other things, (i) cause our unvaccinated employees to go to smaller employers, not subject to the Emergency Rule, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain new drivers due to the Emergency Rule. It is expected that a vaccination mandate that applies to drivers would significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers.  Furthermore, the actions by certain states may conflict with the Emergency Rule, causing further issues with compliance.  Accordingly, the Emergency Rule, when implemented, could have a material adverse effect on our business, financial condition, and results of operations.

Results of Operations

The following tables summarize the condensed consolidated statements of income (loss) and comprehensive income (loss) in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30,
	2021			2020
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$163,239	90.2%		$131,537	92.8%		24.1%
Fuel surcharge revenue	17,758	9.8		10,249	7.2		73.3
Operating revenue	180,997	100.0		141,786	100.0		27.7

Total operating expenses	173,126	95.7	95.0	137,352	96.9	96.4	26.0
Operating income	7,871	4.3		4,434	3.1		77.5%

Other expenses:
Interest expense	992	0.5		1,416	1.0		(29.9)
Other, net	128	0.1		57	0.0		124.6
Total other expenses, net	1,120	0.6		1,473	1.0		(24.0)%
Income before income taxes	6,751	3.7		2,961	2.1		128.0
Income tax expense	1,938	1.1		666	0.5		191.0

Consolidated net income	$4,813	2.7%		$2,295	1.6%		109.7%

	Nine Months Ended September 30,
	2021			2020
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$460,461	90.4%		$357,502	91.1%		28.8%
Fuel surcharge revenue	49,072	9.6		34,794	8.9		41.0
Operating revenue	509,533	100.0		392,296	100.0		29.9

Total operating expenses	488,687	95.9	95.3	389,174	99.2	98.8	25.6
Operating income	20,846	4.1		3,122	0.8		—	(2)

Other expenses:
Interest expense	3,031	0.6		4,335	1.1		(30.1)
Other, net	238	0.0		167	0.0		42.5
Total other expenses, net	3,269	0.6		4,502	1.1		(27.4)%
Income (loss) before income taxes	17,577	3.4		(1,380)	(0.3)		—	(2)
Income tax expense (benefit)	4,974	1.0		(193)	(0.0)		—	(2)

Consolidated net income (loss)	$12,603	2.5%		$(1,187)	(0.3)%		—	(2)

1)	Adjusted operating ratio is a non-GAAP financial measure. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with adjusted operating ratio and other non-GAAP financial measures.
2)	Percentage change not meaningful.

Use of Non-GAAP Financial Information

The Company uses the terms “adjusted operating ratio” and “adjusted operating income” throughout this MD&A.  Adjusted operating ratio, adjusted earnings (loss) per diluted share, and adjusted operating income, as defined here, are non-GAAP financial measures as defined by the SEC.  Management uses adjusted operating ratio, adjusted earnings (loss) per diluted share, and adjusted operating income as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as discussed below.

Adjusted operating ratio is calculated as operating expenses excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  Adjusted earnings (loss) per diluted share is defined as earnings (loss) per diluted share plus the per share impact of severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, plus or minus the per share tax impact of those adjustments using a statutory income tax rate.  The per share impact of each item is determined by dividing it by the weighted average diluted shares outstanding.  Adjusted operating income is calculated by deducting operating expenses excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, from operating revenue, net of fuel surcharge revenue.

The Company’s chief operating decision-maker focuses on adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income (loss) as indicators of the Company’s performance from period to period.

Management believes removing the impact of the above-described items from the Company’s operating results affords a more consistent basis for comparing results of operations.  Management believes its presentation of adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income is useful to investors and other users because it provides them the same information that we use internally for purposes of assessing our core operating performance.

Adjusted operating ratio and adjusted earnings (loss) per diluted share are not substitutes for operating margin or any other measure derived solely from GAAP measures.  There are limitations to using non-GAAP measures such as adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income.  Although management believes that adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income can make an evaluation of the Company’s operating performance more consistent because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income differently.  As a result, it may be difficult to use adjusted operating ratio, adjusted earnings (loss) per diluted share and adjusted operating income or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to USA Truck’s performance.

Pursuant to the requirements of Regulation S-K, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below.

Consolidated Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Operating revenue	$180,997	$141,786	$509,533	$392,296
Less: Fuel surcharge revenue	(17,758)	(10,249)	(49,072)	(34,794)
Base revenue	$163,239	$131,537	$460,461	$357,502
Operating expense	$173,126	$137,352	$488,687	$389,174
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	(9)	(34)	(185)
Asset impairment - land	—	—	—	(137)
Amortization of acquisition related intangibles	(323)	(340)	(967)	(1,020)
Fuel surcharge revenue	(17,758)	(10,249)	(49,072)	(34,794)
Adjusted operating expense	$155,045	$126,754	$438,614	$353,038
Operating income	$7,871	$4,434	$20,846	$3,122
Adjusted operating income	$8,194	$4,783	$21,847	$4,464
Operating ratio	95.7%	96.9%	95.9%	99.2%
Adjusted operating ratio	95.0%	96.4%	95.3%	98.8%

Adjusted earnings (loss) per diluted share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Earnings (loss) per diluted share	$0.54	$0.26	$1.41	$(0.14)
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	0.00	0.00	0.02
Asset impairment - land	—	—	—	0.02
Amortization of acquisition related intangibles	0.04	0.04	0.11	0.12
Income tax effect of adjustments	(0.01)	(0.01)	(0.03)	(0.04)
Adjusted earnings (loss) per diluted share	$0.57	$0.29	$1.49	$(0.02)

Segment Reconciliations

	Three Months Ended		Nine Months Ended
Trucking Segment	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Operating revenue	$113,096	$96,732	$320,974	$277,652
Intersegment activity	104	651	689	2,353
Operating revenue (before intersegment eliminations)	113,200	97,383	321,663	280,005
Less: fuel surcharge revenue (before intersegment eliminations)	(11,945)	(7,847)	(34,302)	(27,218)
Base revenue	$101,255	$89,536	$287,361	$252,787
Operating expense (before intersegment eliminations)	$108,741	$93,930	$310,626	$277,064
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	(6)	(32)	(178)
Asset impairment - land	—	—	—	(137)
Amortization of acquisition related intangibles	(323)	(340)	(967)	(1,020)
Fuel surcharge revenue	(11,945)	(7,847)	(34,302)	(27,218)
Adjusted operating expense	$96,473	$85,737	$275,325	$248,511
Operating income	$4,459	$3,453	$11,037	$2,941
Adjusted operating income	$4,782	$3,799	$12,036	$4,276
Operating ratio	96.1%	96.5%	96.6%	98.9%
Adjusted operating ratio	95.3%	95.8%	95.8%	98.3%

	Three Months Ended		Nine Months Ended
USAT Logistics Segment	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Operating revenue	$67,901	$45,054	$188,559	$114,644
Intersegment activity	13,677	7,005	40,149	11,979
Operating revenue (before intersegment eliminations)	81,578	52,059	228,708	126,623
Less: fuel surcharge revenue (before intersegment eliminations)	(5,829)	(2,565)	(15,694)	(8,260)
Base revenue	$75,749	$49,494	$213,014	$118,363
Operating expense (before intersegment eliminations)	$78,166	$51,078	$218,899	$126,442
Adjusted for:
Severance costs included in salaries, wages and employee benefits	—	(3)	(2)	(7)
Fuel surcharge revenue	(5,829)	(2,565)	(15,694)	(8,260)
Adjusted operating expense	$72,337	$48,510	$203,203	$118,175
Operating income	$3,412	$981	$9,809	$181
Adjusted operating income	$3,412	$984	$9,811	$188
Operating ratio	95.8%	98.1%	95.7%	99.9%
Adjusted operating ratio	95.5%	98.0%	95.4%	99.8%

Key Operating Statistics by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trucking:	2021	2020	2021	2020
Operating revenue (before intersegment eliminations) (in thousands)	$113,200	$97,383	$321,663	$280,005
Operating income (1) (in thousands)	$4,459	$3,453	$11,037	$2,941
Adjusted operating income (2) (in thousands)	$4,782	$3,799	$12,036	$4,276
Operating ratio (3)	96.1%	96.5%	96.6%	98.9%
Adjusted operating ratio (4)	95.3%	95.8%	95.8%	98.3%
Total miles (5) (in thousands)	41,034	44,686	125,882	136,366
Deadhead percentage (6)	11.6%	12.4%	11.5%	12.9%
Base revenue per loaded mile	$2.792	$2.288	$2.578	$2.129
Average number of seated tractors	1,750	1,827	1,773	1,884
Average number of available tractors (7)	1,857	1,969	1,891	2,005
Average number of in-service tractors (8)	1,891	1,991	1,922	2,026
Loaded miles per available tractor per week	1,486	1,512	1,511	1,513
Base revenue per available tractor per week	$4,149	$3,460	$3,896	$3,221
Average loaded miles per trip	497	507	509	501

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$81,578	$52,059	$228,708	$126,623
Operating income (1) (in thousands)	$3,412	$981	$9,809	$181
Adjusted operating income (2) (in thousands)	$3,412	$984	$9,811	$188
Gross margin (9) (in thousands)	$9,490	$5,880	$27,447	$14,561
Gross margin percentage (10)	11.6%	11.3%	12.0%	11.5%
Load count (in thousands)	36.8	32.1	106.9	92.7

1)	Operating income is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income is calculated by deducting operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding severance costs included in salaries, wages and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).
10)Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended September 30, 2021, Trucking operating revenue (before intersegment eliminations) increased 16.2% to $113.2 million, compared to $97.4 million for the same period in 2020.  Trucking base revenue (before intersegment eliminations) increased 13.1% to $101.3 million compared to $89.5 million for the third quarter of 2020.  The increase in operating revenue (before intersegment eliminations) resulted primarily from a 22.0% increase in base revenue per loaded mile offset by a 1.7% decrease in loaded miles per available tractor per week.

During the nine months ended September 30, 2021, Trucking operating revenue (before intersegment eliminations) increased 14.9% to $321.7 million, compared to $280.0 million for the same period in 2020.  Trucking base revenue (before intersegment eliminations) increased 13.7% to $287.4 million compared to $252.8 million for the third quarter of 2020.  The increase in operating revenue (before intersegment eliminations) resulted primarily from a 21.1% increase in base revenue per loaded mile offset by a 0.1% decrease in loaded miles per available tractor per week.

Trucking operating income

For the three months ended September 30, 2021, Trucking reported operating income of $4.5 million compared to operating income of $3.5 million for the same period in 2020.  This improvement was primarily driven by the 16.2% increase in operating revenue (before intersegment eliminations) discussed above while controlling the segment’s fixed cost structure.

For the nine months ended September 30, 2021, Trucking reported an operating income of $11.0 million compared to operating income of $2.9 million for the same period in 2020.  This change was largely driven by the 14.9% increase in operating revenue (before intersegment eliminations) discussed above while controlling the segment’s fixed cost structure.

USAT Logistics operating revenue

For the three months ended September 30, 2021, USAT Logistics operating revenue (before intersegment eliminations) increased 56.7% to $81.6 million compared to $52.1 million for the same period in 2020.  The year-over-year increase in operating revenue (before intersegment eliminations) was the result of an 37.0% increase in revenue per load and a 14.4% increase in load volume.

For the nine months ended September 30, 2021, USAT Logistics operating revenue (before intersegment eliminations) increased 80.6% to $228.7 million compared to $126.6 million for the same period in 2020.  The year-over-year change in operating revenue (before intersegment eliminations) was the result of a 56.6% increase in revenue per load, and a 15.3% increase in load volume.

USAT Logistics operating income

USAT Logistics reported operating income of $3.4 million for the three months ended September 30, 2021, an increase of $2.4 million, compared to operating income of $1.0 million for the comparable quarter in 2020.  This increase was driven largely by the 56.7% increase in operating revenue (before intersegment eliminations) discussed above and a 30 basis point improvement in gross margin.

For the nine months ended September 30, 2021, USAT Logistics reported operating income of $9.8 million, an increase of $9.6 million, compared to operating income of $0.2 million for the comparable period in 2020.  This increase was driven primarily by the 80.6% increase in operating revenue (before intersegment eliminations) discussed above and a 50 basis point improvement in gross margin.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30,
	2021				2020				% change
			Adjusted				Adjusted
			Operating				Operating		2021 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2020
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$40,294	22.3%	24.7%		$34,916	24.6%	26.5	% (1)	15.4%
Fuel and fuel taxes	12,740	7.0	(3.1)	(1)(2)	9,734	6.9	(0.4)	(1)(2)	30.9
Depreciation and amortization	8,807	4.9	5.2	(1)	9,896	7.0	7.3	(1)	(11.0)
Insurance and claims	5,542	3.1	3.4		5,388	3.8	4.1		2.9
Equipment rent	1,900	1.1	1.2		1,895	1.8	1.5		0.3
Operations and maintenance	8,849	4.9	5.4		9,894	6.6	7.5		(10.6)
Purchased transportation	88,895	49.1	54.5		59,617	42.0	45.3		49.1
Operating taxes and licenses	1,082	0.6	0.7		1,167	0.8	0.9		(7.3)
Communications and utilities	709	0.4	0.4		867	0.6	0.7		(18.2)
(Gain) loss on disposal of assets, net	(105)	(0.1)	(0.1)		398	0.3	0.3		— (3)
Other	4,413	2.4	2.7		3,580	2.5	2.7		23.3
Total operating expenses	$173,126	95.7%	95.0%		$137,352	96.9%	96.4%		26.0%

	Nine Months Ended September 30,								%
	2021				2020				change
			Adjusted				Adjusted
			Operating				Operating		2021 to
	Operating Revenue		Ratio (1)		Operating Revenue		Ratio (1)		2020
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$113,337	22.2%	24.6	% (1)	$104,397	26.6%	29.2	% (1)	8.6%
Fuel and fuel taxes	36,598	7.2	(2.7)	(1)(2)	29,679	7.6	(1.4)	(1)(2)	23.3
Depreciation and amortization	27,540	5.4	5.8	(1)	29,941	7.6	8.1	(1)	(8.0)
Insurance and claims	16,532	3.2	3.6		15,254	3.9	4.3		8.4
Equipment rent	5,897	1.2	1.3		5,625	1.4	2.0		4.8
Operations and maintenance	24,698	4.8	5.4		28,294	7.2	7.5		(12.7)
Purchased transportation	245,936	48.3	53.4		156,707	40.0	43.8		56.9
Operating taxes and licenses	3,677	0.7	0.8		3,675	0.9	1.0		0.1
Communications and utilities	2,309	0.5	0.5		2,586	0.7	0.7		(10.7)
Loss (gain) on disposal of assets, net	(422)	(0.1)	(0.1)		420	0.1	0.1		— (3)
Asset impairments	—	—	—		588	0.1	0.1	(1)	(100.0)
Other	12,585	2.5	2.7		12,008	3.1	3.4		4.8
Total operating expenses	$488,687	95.9%	95.3%		$389,174	99.2%	98.8%		25.6%

1)	Adjusted operating ratio is calculated as the applicable operating expense excluding severance costs included in salaries, wages, and employee benefits, certain asset impairments, and amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.
3)	Percentage change not meaningful.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees and are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to Company drivers, employee benefits (including, but not limited to, healthcare and workers’ compensation), and compensation and benefits paid to USAT Logistics and non-driver employees.

Salaries, wages and employee benefits expense increased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, primarily due to increases in both performance-based compensation and driver pay.  During the second quarter of 2021 the Company announced driver pay increases; however, management believes the market for drivers will remain tight, and as such, expects driver wages to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet.

Fuel and fuel taxes

Fuel and fuel taxes consists of diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment and the number of miles driven by Company drivers.  The increase in fuel and fuel taxes for the three and nine months ended September 30, 2021 is primarily due to increases in the price per gallon of diesel fuel compared to the same periods in 2020.  For the three and nine months ended September 30, 2021, the average diesel fuel prices per gallon as reported by the DOE, increased 38.4% and 22.1%, respectively, when compared to the same periods in 2020.  This increase was offset by a 12.4% and 12.6% decrease in total miles driven by company drivers for the three and nine months ended September 30, 2021, respectively.

The Company continues to pursue fuel efficiency initiatives, acquiring newer, more fuel-efficient revenue equipment and implementing focused driver training programs, which have contributed to improvements in our fuel expense to offset diesel price increases.  The Company expects to continue managing its idle time and truck speeds and partnering with customers to align fuel surcharge programs to recover a fair portion of rising fuel costs.  Looking ahead, the Company’s net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, empty mile percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, depreciation of facilities, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  For the three and nine months ended September 30, 2021, equipment rent expense increased slightly when compared to the 2020 periods due to an increase in the number of tractors in the Company’s fleet acquired under operating leases.

Depreciation and amortization expense decreased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020 due to a decrease in fleet size and more tractors being acquired through operating leases.

While the Company intends to continue its focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives, management expects acquisition costs of new revenue equipment to increase in the near term due to the ongoing supply chain issues.  Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, forcing many manufacturers to curtail or suspend production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accrual, developments in prior-year claims and insurance premiums and self-insured amounts.  For the three and nine months ended September 30, 2021, insurance and claims expense increased due to less favorable claim experience compared to the prior year periods.

Because the trucking industry continues to experience large auto liability verdicts and settlements, causing a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies, the Company expects insurance and claims expense to continue to be volatile over the long-term.  These factors have caused the Company’s insurance premiums to increase during the October 2022 renewal.  For the 2022 renewal, the Company will maintain a $2 million self-insured retention level.  The Company has also formed a captive insurance company, SRRG, to mitigate a portion of the increased insurance costs.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses and other costs.  Operations and maintenance expenses are primarily affected by the age of the Company-operated tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  However, a portion of operations and maintenance expenses are comprised of fixed costs, such as travel expenses, facility lease payments and property taxes.  For both the three and nine months ended September 30, 2021, operations and maintenance expense decreased compared to the same periods in 2020, as a result of decreased direct repair and tire expenses and lower tolls.  The change in maintenance expense was primarily due to decreases in the cost of maintaining our fleet due to such internal initiatives as decreasing the average age of Company-owned tractors and limiting outside repairs.  Looking ahead, management believes the challenges in procuring new tractors and trailers could cause maintenance expense to increase due to the increasing age of the Company-owned fleet.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the three and nine months ended September 30, 2021, purchased transportation expense increased significantly when compared to the 2020 periods, primarily due to an increase in the volume of brokered loads through our USAT Logistics segment.

The Company is endeavoring to grow its independent contractor fleet and growing USAT Logistics, which if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of regulatory changes.  In periods of increasing independent contractor capacity, increases in driver wages are shifted from employee driver wages and related expenses to the “Purchased transportation” line item, net of their fuel expense, maintenance and capital expenditures.

Interest expense, net

For the three and nine months ended September 30, 2021, interest expense, net decreased primarily due to the decreased interest rate on our outstanding borrowing and decreases in the outstanding borrowings.  See Note 6 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense (benefit)

During the three months ended September 30, 2021 and 2020, the Company’s effective tax rate was 28.7% and 22.5%, respectively.  During the nine months ended September 30, 2021 and 2020, the Company’s effective tax rate was 28.3% and 14.0%, respectively.  The Company’s effective tax rate, when compared to the federal statutory rate of 21%, is primarily affected by state income taxes, net of federal income tax effect for the current year periods, and permanent differences, the most significant of which is the effect of the partially non-deductible per diem pay structure for our drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases the Company’s drivers’ net pay per mile, after taxes, while decreasing their gross pay, before taxes.  Per diem pay is partially non-deductible by the Company under current IRS regulations.  As a result, salaries, wages and employee benefits costs are slightly lower and effective income tax rates are higher than the statutory rate.  Due to the partially non-deductible effect of per diem pay, the Company’s tax rate will change based on fluctuations in earnings (losses) and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on the Company’s effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on the Company’s effective tax rate can be significant.

During the interim periods for the year ended December 31, 2020, the Company used the cut-off method to calculate taxes for the applicable interim periods.  Due to more certainty in our financial forecasts for the current fiscal year, the Company has returned to its historical method for calculating the provision for income taxes during interim reporting periods.  As such, we have calculated taxes for the nine months ended September 30, 2021 by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) adjusted for discrete items for the reporting period.

Seasonality

In the trucking industry, revenue typically follows a seasonal pattern for various commodities and customer businesses.  Peak freight demand has historically occurred in the months of September, October and November; however no assurance can be provided that our current or future year experience will reflect this.  After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels.  Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter driving conditions.  Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts.  A prolonged period of inflation could cause interest rates, fuel, wages and other operating costs to increase, which could adversely affect the Company’s results of operations unless freight rates correspondingly increase.  The Company attempts to limit the effects of inflation through increases in revenue per mile, certain cost control efforts and limiting the effects of fuel prices through fuel surcharges and measures intended to reduce the consumption of fuel.  Management also believes that the effect of inflation-driven cost increases on overall operating costs is not expected to be greater for the Company than for its competitors.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel. In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is not able to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, for the three and nine months ended September 30, 2021, the average diesel fuel prices per gallon as reported by the DOE, increased 38.4% and 22.1%, respectively, when compared to the same periods in 2020.

As of September 30, 2021, the Company did not have any long-term fuel purchase contracts and has not entered into any fuel hedging arrangements.

Equity

As of September 30, 2021, the Company had total stockholders’ equity of $98.6 million and total debt and finance lease liabilities of $129.1 million, resulting in a total debt, less cash (excluding restricted cash), to total capitalization ratio of 56.7% compared to 64.5% as of December 31, 2020.

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

As of September 30, 2021, the Company had $35.7 million in purchase commitments for the acquisition of revenue equipment, of which none were cancellable.  It is anticipated that these purchase commitments will be funded primarily through the use of operating leases, with down payments being funded first through cash provided by operations and proceeds from the sale of used revenue equipment and secondarily from borrowings under the Company’s Credit Facility.

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

As of September 30, 2021, the Company had $7.9 million in letters of credit outstanding and had $96.3 million available to borrow under the Credit Facility, taking into account borrowing base availability.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations, bi-annual appraisals of revenue equipment, the timing and nature of property and equipment additions that are not funded through other sources of financing, and the nature, timing and receipt of proceeds from disposals of property and equipment.

Cash Flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Nine Months Ended September 30,
	Category	2021	2020

Sources of cash:		(in thousands)
Operating activities - net	Operating	$31,310	$24,409
Proceeds from sale of property and equipment	Investing	6,591	3,274
Borrowings under long-term debt	Financing	41,460	48,950

Uses of cash:
Capital expenditures	Investing	(9,996)	(10,577)
Payments of long-term debt	Financing	(58,480)	(46,106)
Principal payments on financing lease obligations	Financing	(6,923)	(16,490)
Net change in bank drafts payable	Financing	(2,657)	(875)

Other uses - net	Financing	(1,259)	(1,521)
Increase in cash and restricted cash		$46	$1,064

Operating activities

Our net cash provided by operating activities in the nine months ended September 30, 2021 increased from the comparable 2020 period primarily due to an increase in net income and an increase to accounts payable and accrued expenses, offset by an increase in accounts and other receivables.

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

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the PEO and PFO have concluded that as of September 30, 2021 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present.  In addition to the information set forth below, the section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 describes some of the risks and uncertainties associated with the Company’s business.  These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

The proposed new rule concerning mandatory COVID-19 vaccination of employees could have a material adverse effect our business, financial condition, and results of operations.

In September 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work.  The Department of Labor’s Occupational Safety and Health Administration (“OSHA”) is drafting an emergency rule to carry out this mandate (the “Emergency Rule”), which is expected to take effect in the coming weeks. It is currently unclear whether the Emergency Rule will include an exception for professional truck drivers. When the Emergency Rule is implemented, it could, among other things, (i) cause our unvaccinated employees to go to smaller employers, not subject to the Emergency Rule, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain new drivers due to the Emergency Rule. It is expected that a vaccination mandate that applies to drivers would significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers.  Furthermore, the actions by certain states may conflict with the Emergency Rule, causing further issues with compliance.  Accordingly, the Emergency Rule, when implemented, could have a material adverse effect on our business, financial condition, and results of operations.

Difficulty in obtaining materials, equipment, goods and services from our vendors and suppliers could adversely affect our business.

We are dependent upon our suppliers for certain products and materials, including our tractors and trailers.  If we fail to maintain favorable relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or undergo financial hardship, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability or other reasons, or we may not be able to obtain favorable pricing or other terms.  Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, forcing many manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

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

USA Truck Inc.

Date:	October 29, 2021	By:	/s/ James D. Reed
(Signature)
James D. Reed
President and Chief Executive Officer

Date:	October 29, 2021	By:	/s/ Zachary B. King
(Signature)
Zachary B. King
Senior Vice President and Chief Financial Officer