Form 10-K
period 2021-12-31
USA TRUCK INC
filed 2022-02-17
CIK 883945

company

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers, directors, and affiliated holders of more than 10% of the Registrant’s outstanding common stock are “affiliates” of the Registrant) as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $130,276,887 (based on the closing sale price of the Registrant’s common stock on that date as reported by Nasdaq).

As of February 11, 2022,  8,895,612 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) are incorporated by reference into Part III of this report.

USA TRUCK INC.

Part I.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2021 (this “Form 10-K”) contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any statement about the expected impact, evolution, duration or severity of the coronavirus (“COVID-19”) global pandemic, including our anticipated actions and responses thereto and the potential impact on our business, operations, customers, employees, financial results and financial condition.
●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning acquisitions, or proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Form 10-K, statements relating to:

●	the impact of public health crises, including COVID-19 and related variants,
●	future driver market,
●	future strategic initiatives to improve our results,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment and intangible assets,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future deployment of technology,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims and litigation expense, including trends in cost, coverage and retention levels,
●	future salaries, wages and employee benefits costs,
●	future efforts to expand our use of independent contractors, purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
●	future asset sales of non-revenue assets,
●	future impact of regulations,
●	future use of derivative financial instruments,

●	our strategy,
●	our intention about the payment of dividends,
●	inflation,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	future equipment market,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of the independent contractor fleet, and
●	future income tax rates.

among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “focus,” “intends,” “plans,” “goals,” “may,” “if,” “will,” “would,” “should,” “could,” “potential,” “continue,” “designed,” “likely,” “foresee,” “seek,” “target,” “forecast,” “intends,” “hopes,” “strategy,” “objective,” “mission,” “outlook,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A, Risk Factors.”  Readers should review and consider the factors discussed under the heading “Risk Factors” in Item 1A of this Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Risk Factor Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties.  This summary briefly states the principal risks and uncertainties facing our business.  A complete statement of such risks and uncertainties is set forth in “Risk Factors” in Item 1A of this Form 10-K.  You are encouraged to carefully read the entire “Risk Factors” section.

Operational and Strategic Risks

●	the impact of the ongoing COVID-19 global pandemic;
●	general economic, credit and business factors affecting the trucking industry;
●	competition;
●	our self-insurance claims exposure and our captive insurance company;
●	our exposure to claims or losses not covered by insurance;
●	the cost of upgrading our tractor fleet;
●	fluctuations in the price or availability of fuel;

●	volatility in the used equipment market;
●	increased prices or decreased availability of new revenue equipment;
●	our inability to maintain or improve profitability;
●	our ability to implement our strategic initiatives;
●	increases in driver compensation and difficulties in attracting and retaining qualified drivers;
●	risks relating to our engagement of independent contractors;
●	risks relating to the growth of our asset-light service offerings;
●	the loss of one or more major customers;
●	risks relating to future acquisitions;
●	the security of our information and communication system; and
●	seasonality.

Regulatory and Compliance Risks

●	the risk that our independent contractors could be deemed to be employees;
●	the highly regulated nature of the trucking industry;
●	risk of doing business internationally;
●	adverse developments in labor and employment law and unionizing efforts;
●	compliance with safety-related laws, regulations and standards;
●	receipt of an unfavorable U.S. Department of Transportation (“DOT”) safety rating;
●	compliance with environmental laws and regulations;
●	security requirements imposed on the transportation industry; and
●	risks related to environmental, social and governance matters.

Financial Risks

●	our levels of indebtedness and lease obligations;
●	our need for and ability to obtain additional financing;
●	restrictive covenants contained in our financing arrangements;
●	our significant ongoing capital requirements; and
●	changes in taxation could increase our tax exposure.

General Risks

●	management and employee turnover;
●	litigation;
●	volatility of our stock price;
●	goodwill impairment;
●	provisions in our charter documents and Delaware law that could deter acquisition proposals or make it difficult for a third party to acquire control;
●	disruptions from stockholder activists; and
●	disruptions form unsolicited takeover proposals.

Item 1.          BUSINESS

General

USA Truck is one of North America’s top 25 truckload carriers when measured by operating revenue, and one of North America’s top 60 freight brokerage firms when measured by gross revenue, as determined by Transport Topics’ most recent annual rankings.  In 2021, the Company generated $710.4 million in consolidated operating revenue.  As of December 31, 2021, the Company’s fleet consisted of 2,157 tractors, which included 641 independent contractor tractors, and 6,548 trailers.

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

As of December 31, 2021, our corporate structure included USA Truck Inc., and its wholly owned subsidiaries:  International Freight Services, Inc. (“IFS”), a Delaware corporation; USA Truck, LLC, a Delaware limited liability company; USA Truck Fleetco, LLC, a Delaware limited liability company; USA Truck Logistics, LLC, a Delaware limited liability company; Skyraider Risk Retention Group Inc. (“SRRG”), a South Carolina corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation; Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation; and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.

Operations

USA Truck is headquartered in Van Buren, Arkansas.  The Company transports freight throughout the contiguous United States, into and out of portions of Canada, and into and out of Mexico by offering through-trailer service from our terminal in Laredo, Texas.  During 2021 and 2020, the Company generated approximately 5% and 6%, respectively, of the Company’s operating revenues in Mexico and Canada.  All Company-owned tractors are domiciled in the United States.  The Company does not separately track domestic and foreign long-lived assets, as substantially all of the Company’s long-lived assets are located within the United States.

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

The USAT Logistics segment has a network of regional sales offices located throughout the continental United States.  We believe that regionalization allows greater market insight and strengthens relationships with customers and carriers alike while capitalizing on the skills and local market insight of the leaders managing these centers.  The specific locations of branch offices are selected for the availability of talent and freight in those markets.

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

While the Company prefers direct relationships with customers, some high volume shippers require their carriers to conduct business with designated third party logistics providers.  Obtaining shipments through these providers is a significant opportunity that allows the Company to provide services for high-volume shippers to which it might not otherwise have access.  During 2021, one customer accounted for more than 10% of the Company’s consolidated operating revenues.  The Company’s largest 10 customers together comprised approximately 47% of the Company’s consolidated operating revenue.  Overall in 2021, the Company provided services to more than 600 customers.

Revenue Equipment

Model Year:	Tractors (1)	Trailers (2)
2022	137	185
2021	244	100
2020	379	299
2019	401	—
2018	109	398
2017	230	887
2016	4	1,525
2015	—	488
2014	—	414
2013	2	691
2012	1	516
2011	—	62
2010 and earlier	9	983
Total	1,516	6,548
1)	Includes 228 tractors under operating leases and 765 tractors financed by financing leases.
2)	Includes 49 trailers under operating leases and 1,641 trailers financed by financing leases.

The average age of the Company’s in-service tractor fleet was 2.9 years at December 31, 2021 compared to 2.4 years at December 31, 2020.  The increased age of the Company-owned fleet was due to delays in receiving new tractors in 2021 which led to longer than anticipated utilization in the Company-owned fleet.

The Company’s equipment purchase and replacement decisions are based on a number of factors, including, but not limited to, new equipment prices and availability, the used equipment market, trade-in values, demand for freight services, prevailing interest rates, the attractiveness of lease terms, technological improvements, regulatory changes, fuel efficiency, equipment durability, equipment specifications and driver comfort.  Therefore, depending on the circumstances, the Company may accelerate or delay the acquisition and disposition of its tractors or trailers from time to time.

To simplify driver and mechanic training, control the cost of spare parts and tire inventory, and provide for a more efficient vehicle maintenance program, the Company purchases tractors and trailers manufactured to its specifications, and has a preventive maintenance program which aims to minimize equipment downtime and maintenance costs.

We equip our tractors with satellite-based tracking devices and communications technology that permits direct communication between drivers and fleet managers.  We believe that this system enhances our operating efficiency and improves customer service and fleet management.  We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency.  At December 31, 2021, all of our tractors were equipped with electronic logging devices (“ELDs”), which electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations, both forward - and inward facing event recorders, and forward collision mitigation.

The Company finances the purchase of revenue equipment through its cash flows from operations, our revolving credit agreement, finance and operating lease arrangements and proceeds from sales of used equipment.  Substantially all of the Company’s tractors and trailers are pledged to secure its obligations under financing arrangements.

Human Capital Resources

As of December 31, 2021, the Company had approximately 2,100 team members, of which approximately 66% were Company drivers.  The Company believes team member relations to be good, and no team members are subject to union contracts or are part of a collective bargaining unit.

Recruitment, training, and retention of a professional driver workforce are essential to the Company’s continued growth and fulfillment of customer needs.  The Company hires qualified professional drivers who hold a valid commercial driver’s license, satisfy applicable federal and state safety performance and measurement requirements, and meet our hiring criteria.  These guidelines relate primarily to safety history, road test evaluations, and various other evaluations, which include physical examinations and mandatory drug and alcohol testing.  In order to attract and retain safe drivers who are committed to safety and customer service, the Company provides late model equipment, encourages direct communication with senior management, pays competitive wages and benefits, and provides other incentives intended to encourage driver safety, retention, and long-term employment.  The majority of our professional drivers are compensated on a per mile basis.  Drivers are also compensated for accessorial services provided to customers.  Drivers and other employees are encouraged to participate in the Company’s 401(k) plan, Company-sponsored health, life, and dental plans, and the Company’s employee stock purchase plan.  The Company believes these factors aid in attracting, recruiting, and retaining professional drivers in a competitive driver market.

The Company is committed to hiring, developing and supporting a diverse and inclusive workplace.  Our management team and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace.  All of our non-driver employees are required to complete annual trainings on our Code of Conduct, harassment, bullying and sexual harassment, unconscious bias and emotional intelligence.  Additionally, the Company sponsors diversity and inclusion programs periodically throughout the year to promote awareness of different cultures and backgrounds.  In 2021, the Company released its first Environmental, Social and Governance (“ESG”) report, which presented the Company’s approach to sustainability, environmental stewardship, corporate governance, and its social impact.

Beginning in 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees.  These protocols include compliance with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.  In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions.  For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities.  Many of our administrative and operational functions during this time have required modification as well, including a large portion of our workforce working remotely.  For a detailed discussion of the impact of the COVID-19 pandemic, see “Risk Factors” in Item 1A of this Form 10-K.

Independent Contractors

In addition to Company drivers, we enter into contracts with independent contractors, who provide a tractor and a driver and assume responsibility for all operating expenses in exchange for an agreed upon fee structure.  As of December 31, 2021, the Company had 641 independent contractor operated tractors, which comprised approximately 30% of the professional driving fleet during both 2021 and 2020.

Competition

Overall, the U.S. trucking industry is large, fragmented, and highly competitive, including both private fleets and for-hire carriers.  Private fleets consist of trucks owned and operated by shippers that move their own goods.  For-hire carriers include both truckload and less-than-truckload (“LTL”) operations.  The for-hire segment is highly competitive and includes thousands of carriers, none of which controls a meaningful share of the market.  Our Trucking segment competes with other carriers for the services of driving associates, independent contractors, and management employees.  Our logistics businesses compete with other logistics companies for the services of third-party capacity providers and management employees.

Principal competitive factors in the truckload industry are customer service, capacity, and price.  Most truckload contracts (other than dedicated contracts) do not guarantee truck availability or shipment volumes.  Pricing is influenced by supply and demand.  The Company’s focus is to differentiate itself primarily on the basis of customer service.

Safety and Risk Management

The Company emphasizes safety as the top core value throughout our organization, and provides proactive training and education relating to safety concepts, processes and procedures.  The Company utilizes the Drug and Alcohol Clearing house to verify that both current drivers and those seeking employment with us meet eligibility requirements.  The Company conducts pre-employment, random, reasonable suspicion and post-accident alcohol and substance abuse testing in accordance with the DOT regulations and the Company’s own policies.

Safety training for new drivers begins in orientation, when newly hired team members are taught safe driving and work techniques that emphasize the Company’s strong commitment to safety.  Upon completion of orientation, new student drivers are required to undergo on-the-road training for four to six weeks with experienced commercial motor vehicle drivers who have been selected for their professionalism and commitment to safety and who are trained to communicate safe driving techniques to new drivers.  New drivers who graduate from the program must also successfully complete post-training classroom and road testing before being assigned to their own tractor.  Additionally, all Company drivers participate in on-going training that focuses on collision and injury prevention, among other safety concepts.

The primary risks for which the Company is insured are cargo loss and damage, general liability, personal injury, property damage, workers’ compensation and employee medical expenses.  The Company’s self-insurance retention levels are $0.5 million for workers’ compensation claims per occurrence, $0.05 million for cargo loss and damage claims per occurrence and $2.0 million for bodily injury and property damage claims per occurrence.  For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered team members.  The Company is in the third year of a three year structured insurance agreements with two separate insurers in the $2 million to $10 million layer, locking in capacity and premiums for the policy term.  While there is increased risk, the Company believes the structure of the agreements appropriately allocates the risk between the Company and insurance providers.  The Company maintains insurance above the amounts for which it self-insures, subject to certain limits, with licensed insurance carriers.  The Company has excess general, auto and employer’s liability coverage in amounts substantially exceeding minimum legal requirements.  The Company is completely self-insured for physical damage to its own tractors and trailers, except that the Company carries catastrophic physical damage coverage to protect against natural disasters.

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

In October 2016, the EPA and NHTSA published a final rule mandating a new phase of tighter fuel efficiency and greenhouse gas standards for medium and heavy-duty tractors and trailers (the “Phase 2 Standards”) that apply to trailers beginning with model year 2018 and apply to tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and twenty-five percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  This rule marks the first time federal mandates will be applied to trailers, with respect to aerodynamics and low-rolling resistance tires.  The final rule was effective December 2016.

This rule has, however, faced challenges and delays.  In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment).  The outcome of such proposed repeal is still undetermined.  Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in  the U.S. Court of Appeals for the District of Columbia.  On November 12, 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers, and consequently, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors.  The Company’s new tractor purchases in 2021 complied with the emission and fuel consumption reductions required by the Phase 2 Standards.

Generally, the Company believes these Phase 2 Standards could result in increased new tractor prices and additional parts and maintenance costs required to retrofit its tractors with technology to achieve compliance with such standards, which could adversely affect its operating results and profitability, particularly if such costs are not offset by potential fuel savings.  The Company cannot predict, however, the extent to which its operations and productivity will be impacted.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will apply to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California regardless of the state of origin.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  The Company currently purchases SmartWay certified equipment in its new tractor and trailer acquisitions.  In addition, in February 2017 CARB proposed additional Phase 2 Standards that generally align with the federal Phase 2 Standards with respect to model years 2018 to 2021 tractors, with some minor additional requirements.  As proposed, the enhanced California standards would stay in place even if the federal standards are vacated or otherwise diminished due to legislative or executive action.  In February 2019, the California Phase 2 Standards became final.  However, in December 2019, due to continuing uncertainty surrounding the federal rules on which the California standards are based, including the Truck Trailer Manufacturer’s Association (“TTMA”) litigation and EPA inaction, CARB suspended enforcement of these standards for at least two years.  In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in March 2021 and generally requires original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission.  While ACT does not apply to those simply operating tractors in California, it could affect the cost and/or supply of traditional diesel tractors and may lead to similar legislation in other states or at the federal level.  CARB also has announced intentions to adopt regulations ensuring that all tractors operating in California are operating with battery or fuel cell-electric engines in the future.  Whether these regulations will ultimately be adopted remains unclear.  We will continue monitoring any developments with respect to CARB regulations.

Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  In December 2018, a coalition of states and the District of Columbia announced an agreement to develop regional limits on carbon emissions from transportation sources.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that we will operate, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses.  The EPA also announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks.  The EPA is aiming to release proposed standards for the new plan, commonly referred to as the “Cleaner Trucks Initiative” or “Clean Trucks Plan,” and anticipates taking final action in 2022.  The EPA is targeting 2027 for these new standards to take effect and is also working on enacting more stringent greenhouse gas emission standards (beginning with model year 2030 vehicles) by the end of 2024.

Even though most of these proposals are yet to become law, these adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Concerns about global warming, climate change and other conditions provided motivation for policies generally referred to as the “Green New Deal”.  Such policies have been advanced by progressive members of the U.S. Congress, are supported by numerous environmental groups and, to a certain extent, the Biden administration.  We cannot predict when or whether any of these policies may be enacted or what their effect will be on us.

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

Other Regulation

The Company’s operations are regulated and licensed by various United States federal and state, Canadian provincial, and Mexican federal agencies.  Interstate motor carrier operations are subject to safety requirements prescribed by the DOT.  Matters such as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations.  The Company operates in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Comunicaciones y Transportes.  To the extent that the Company conducts operations outside the United States, it is subject to a wide variety of international and U.S. export, import, business procurement, transparency, and corruption laws, including the Foreign Corrupt Practices Act, which prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service (“HOS”).  Changes to such HOS rules can negatively impact the Company’s productivity and affect its operations and profitability by reducing the number of hours per day or week its drivers may operate and/or disrupting its network.  FMCSA implemented four major changes to HOS rules that went into effect in September 2020.  The new HOS rules expanded short-haul limits, updated the adverse driving condition provision, added a split-sleeper option, and modified the 30-minute break requirement.  Certain industry groups have challenged these rules in court, but it remains unclear what, if anything, will come from such challenges.  While these new rules may alleviate certain burdens on the Company’s productivity and operations, any future changes to HOS rules (including any stemming from the pending challenges) could materially and adversely affect the Company’s operations and profitability.

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

FMCSA also has indicated its intent to perform a new study on the causation of collisions.  Although it remains unclear whether such a study will ultimately be undertaken and completed, the results of such a study could spur further proposed and/or final rules in regard to safety and fitness.

In addition to the safety rating system, FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards.  The CSA program analyzes data from roadside inspections, moving violations, collision reports from the last two years, and investigation results.  The data is organized into seven categories.  Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., collisions, inspections, or violations), and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold.  CSA scores are used by FMCSA to identify carriers with potential safety issues for interventions, including warning letters, inspections, and audits that can then lead to more formal agency action.  Additionally, a poor score may (i) impact driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause the Company’s customers to direct their business away from the Company and to carriers with higher fleet rankings, (iii) subject the Company to an increase in compliance reviews and roadside inspections, (iv) increase insurance costs, or (v)  cause the Company to incur greater than expected expenses in its attempts to improve unfavorable scores, any of which could adversely affect the Company’s results of operations and profitability.

Under the CSA program, these scores were initially made available to the public in five of the seven categories.  However, pursuant to the FAST Act, which was signed into law in December 2015, FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system.  The Company, however, continues to have access to its scores and will still be subject to intervention by FMCSA when such scores are above the intervention thresholds.  A congressionally mandated report by the National Academy of Sciences related to the CSA program was released in June 2017 which recommended: (i) reconfiguring the underlying statistical model under the CSA’s Safety Measurement System (the percentile ranking categories used to target carriers for intervention) with a so-called item response theory model to more accurately target at-risk carriers, (ii) making the scoring system more transparent and easier for carriers to replicate and understand, and (iii) departing from using relative metrics as the sole means for targeting carriers.  In response to this report, FMCSA created a small-scale IRT model but, due to data deficiencies and concerns that the complex model could not be adequately explained to both the trucking industry and the public, FMCSA stated that it would not decide on whether to create and adopt the full-scale IRT model until September 2020.  However, FMCSA missed that deadline and is yet to make any further announcements.  FMCSA also has updated the CSA website improving data accessibility for enforcement users and carriers subject to the program.  Legislative proposals have been introduced that, if passed, would force FMCSA to restore public access to the CSA, but such proposals have yet to advance.  Insofar as any of these changes increase the likelihood of us receiving unfavorable scores or mandate the FMCSA to restore public access to scores, our results of operations and profitability could be adversely affected.  The Company will continue to monitor FMCSA’s testing and subsequent proposed rules that may affect the scoring methodology in order to continue to promote improvement of scores in all seven categories with ongoing reviews of all safety-related policies, programs and procedures for their effectiveness.

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

In May 2020, the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a collision in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”).  The CPDP will expand the types of eligible collisions, modify the CSA’s Safety Measurement System to exclude collisions with “not preventable” determinations from the prioritization algorithm and note the “not preventable” determinations in the FMCSA program reports that provide carriers and other industry participants with access to safety records on drivers.  Under the program, carriers with eligible collisions that occurred on or after August 2019, may submit a “Request for Data Review” with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website.  If the FMCSA determines the collision was “not preventable,” it will be listed on the CSA’s Safety Measurement System but not included for purposes of calculating certain of such carrier’s collision and safety indicators/metrics in the CSA’s Safety Measurement System.  Additionally, the “not preventable” determinations will be noted on certain FMCSA pre-employment screening reports.  We have challenged eligible collisions under the CPDP program successfully.

In December 2016, FMCSA and DOT published the Commercial Driver’s License Drug and Alcohol Clearinghouse rule as mandated by the Moving Ahead for Progress in the 21st Century Act.  The rule establishes and mandates a query to the Clearinghouse by employers and prospective employers to determine if current or prospective drivers have tested positive for drugs or alcohol or have refused to take such a test when requested.  The rule went into effect in January 2017 and mandated compliance by January 2020.  The Company is in compliance with all query requirements.  Pursuant to a new rule finalized by the FMCSA, effective November 2021, states are required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver’s license and must revoke a driver’s commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations.

We are generally subject to FMCSA rules regarding ELD use and prohibitions on driver coercion, and a patchwork of federal, state and municipal rules and regulations regarding security measures, checkpoints and travel restrictions, including those related to drivers who haul hazardous materials. Any changes to these rules and regulations could increase our compliance costs and adversely affect our efficiency and operations.

We currently hold Free and Secure Trade (“FAST”), Business Alliance for Secure Commerce (“BASC”), and Customs-Trade Partnership Against Terrorism (“C-TPAT”) statuses with various agencies that assist with our international operations.  If any of these statuses were to be revoked or suspended, we may suffer significant border delays.  This could cause our Mexican and Canadian operations to be less efficient than those of competing capacity providers that operate in Mexico or Canada and have FAST, BASC, and C-TPAT status.  We also face additional risks associated with our foreign operations, including restrictive trade policies and duties, taxes, or government royalties imposed by the Mexican or Canadian governments.

In July 2020, the United States-Mexico-Canada Agreement (“USMCA”) entered into effect, replacing the North American Free Trade Agreement.  The USMCA was designed to modernize food and agriculture trade, advance rules of origin for automobiles and trucks, and enhance intellectual property protections, among other matters, according to the Office of the US Trade Representative.  It is difficult to predict at this stage what could be the impact of the USMCA on the economy, including the transportation industry.  However, given the amount of North American trade that moves by truck, it could have a significant impact on supply and demand in the transportation industry, and could adversely impact the amount, movement, and patterns of freight we transport.  These and any other changes in tariffs, retaliatory tariffs or other trade restrictions could materially adversely affect our international business.

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

In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens.  However, the proposal also requires a second sample using either urine or an oral swab test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair.  The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen.  DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases.  It is unclear if, and when, a final rule may be put in place. Any final rule may reduce the number of available drivers.

Other rules have been recently proposed or made final by FMCSA, including a rule imposing a lifetime ban on driving commercial trucks for those who commit certain severe human trafficking offenses, and a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date now delayed until February 2022.  While DOT abandoned proposals to require the use of speed limiting devices in 2017, DOT left open the possibility that it could resume such a pursuit in the future. Additionally, in May 2021 the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the House of Representative and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter which would limit the vehicle’s speed to no more than 65 M.P.H.  The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect the Company’s business or operations.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law.  The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stood.  However, in December 2018, FMCSA granted a petition filed by the American Trucking Associations (the “ATA”) and in doing so determined that federal law does preempt California’s meal and rest break laws, and interstate truck drivers are not subject to such laws.  FMCSA’s decision has been appealed by labor groups, and multiple lawsuits have been filed in federal courts seeking to overturn the decision. Despite attempts by labor groups to delay oral argument until the outcome of the 2020 Presidential election, the Ninth Circuit heard oral argument on the appeal on November 16, 2020.  In January 2021, the Ninth Circuit upheld the FMCSA’s determination that federal law does preempt California’s meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles.  Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law.  Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws.  Both of these issues are adversely impacting the industry as a whole and the Company specifically, with respect to the practical application of the laws, thereby resulting in additional costs.  As a result, we, along with other companies in our industry, are subject to an uneven patchwork of wage and hour laws throughout the United States.  In the past, certain legislators have proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain.  If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws.  Either solution could result in increased compliance and labor costs, driver turnover and decreased efficiency, and amplified legal exposure.

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

In September 2019, California enacted A.B. 5 (“AB5”), a new law that changed the landscape of the state’s treatment of employees and independent contractors.  The test is referred to as the “ABC” test, and was originally handed down by the California Supreme Court in Dynamex Operations v. Superior Court in 2018.  Under the ABC test, workers performing services for a hiring entity are considered employees unless the hiring entity can demonstrate three things: the worker (A) is free from the hiring entity’s control, (B) performs work that is outside the usual course of the hiring entity’s business, and (C) customarily engages in the independent trade, work or type of business performed for the hiring entity.  How AB5 will be enforced is still to be determined.  In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 2018.  While AB5 was set was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moved forward with its suit seeking to invalidate AB5.  The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021 (preventing its application and temporarily continuing the injunction) while the CTA petitioned the United States Supreme Court (the “Supreme Court”) to review the  decision.  In November 2021, the Supreme Court requested that the U.S. solicitor general weigh in on the case.  The injunction will remain in place until the Supreme Court makes a decision on whether to proceed in hearing the case.  While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law.  As the Company does not utilize a large population of owner-operators in California, if AB5 is upheld, the impact is expected to be insignificant; however, capacity and rates throughout the industry could be widely impacted.  It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.  Despite this, opinions issued by the U.S. Department of Labor’s Wage and Hour Division and the National Labor Relations Board (“NLRB”) are consistent with the Company’s current treatment of its workforce.

Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employee overtime or wage requirements.  The most recent example being the Protecting the Rights to Organize (“PRO”) Act, which was reintroduced into the House of Representatives in February 2021, and passed by the House of Representatives and received by the Senate in March 2021 and remains with the Senate’s Committee on Health, Education, Labor, and Pensions.  The PRO Act proposes to apply the ABC test for classifying workers under Federal Fair Labor Standards Act claims.  It is unknown whether the proposed legislation will become law as currently written or whether any industry based exemptions from any resulting law will be granted.

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

In April 2016, the Food and Drug Administration (“FDA”) published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act of 2011 (the “FSMA”). This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items.  These requirements took effect for larger carriers in April 2017 and are applicable when we perform as a carrier or as a broker.  However, if we are found to be in violation of applicable laws or regulations related to the FSMA or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future.  In July 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system.  This blueprint builds on the work done under the FSMA, and while it is still unclear what, if any, changes to the current governing framework may ultimately take effect, further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.

The Infrastructure Investment and Jobs Act (“IIJA”) was signed into law by President Biden in November 2021.  The roughly $1.2 trillion bill contains an estimated $550 billion in new spending which is expected to impact transportation.  In particular, it dedicates more than $100 billion for surface transportation networks and of that, roughly $66 billion for freight and passenger rail operations.  Among provisions in the law specific to trucking is an apprenticeship program for drivers younger than 21 to qualify to drive commercial trucks in interstate commerce.  The FMCSA announced the establishment of this program in January 2022 in an effort to help relieve the industry’s ongoing driver shortage.  The program is open to 18 to 20-year-old drivers who hold intrastate commercial driver licenses and sets a strict training regimen for participating drivers and carriers to comply with.  Motor carriers interested in this program must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information.  It remains unclear whether regulatory changes will stem from the apprenticeship program and how the IIJA will be implemented into and effect our industry.  The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.

The Biden Administration also has introduced the Build Back Better Act (“BBB”), which passed through the House of Representatives but is facing resistance in the Senate.  As currently proposed, the BBB would impact transportation by allocating funds to address industry related issues such as port congestion and traffic safety enforcement.  The bill also promotes low-emission programs, transit services and clean energy projects, as well as funding for climate change research.  It is unclear whether these legislative initiatives will be signed into law and what changes they may undergo.  However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.  President Biden also has indicated an intention to make substantial changes to the current U.S. tax laws during his administration. Any changes to U.S. tax laws may have an adverse impact on our business and profitability.

In response to COVID-19’s effect on our industry, the FMCSA issued and/or extended various temporary responsive measures throughout the year.  These measures have largely been enacted to assist industry participants in operating under adverse circumstances and any further responsive measures remain unclear and could have a negative impact on our operations.

In November 2021, the US Department of Labor’s Occupational Safety and Health Administration (“OSHA”) published an emergency temporary standard (the “Emergency Rule”) requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work.  The Emergency Rule has been blocked by the Supreme Court.  Effective January 2022, the U.S. is prohibiting unvaccinated foreigners from crossing the U.S.-Mexico border and U.S.-Canada border.  Furthermore, effective January 2022, Canada is prohibiting unvaccinated foreigners, including U.S. citizens, from crossing their border.  These border requirements, as well as any future vaccination, testing, or mask mandates that are allowed to go into effect, could, among other things (i) cause our unvaccinated employees to go to smaller employers, if such employers are not subject to future mandates, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain drivers.  Any vaccination, testing, or mask mandates that are interpreted as applying to drivers are expected to significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers.   Accordingly, any vaccination, testing, or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

For further discussion regarding such laws and regulations, refer to the “Risk Factors” section under Part 1, Item 1A of this Form 10-K.

Seasonality

In the trucking industry, revenue typically follows a seasonal pattern for various commodities and customer businesses.  Peak freight demand has historically occurred in the months of September, October and November.  After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels.  Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter driving conditions.  Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.  Weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, could increase in frequency and severity due to climate change.

Available Information

The Company maintains a website, www.usa-truck.com, where additional information regarding USA Truck’s business and operations may be found.  The website provides investor information free of charge as soon as reasonably practicable after electronically filing such materials with the SEC.  These materials include the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, stock ownership reports filed under Section 16 of the Exchange Act, and any amendments to such reports we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act.  Information provided on the Company website is neither part of nor incorporated by reference into this Form 10-K or any other report we file with or furnish to the SEC.

Item 1A.RISK FACTORS

The following risks and uncertainties may cause our actual results, business, financial condition and cash flows to differ from those anticipated in the forward-looking statements included in this Form 10-K.

Operational and Strategic Risks

We could be negatively impacted by the ongoing COVID-19 outbreak or other similar outbreaks.

The COVID-19 outbreak, including its variants, has resulted in government authorities in the United States and around the world implementing measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, vaccination, testing, or mask mandates, shelter in place or total lock-down orders and business limitations and shutdowns.  As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance, results of operations and liquidity may be adversely impacted in a number of ways, including, but not limited to, the following:

●	disruptions to our operations, including a shutdown of one or more of our locations; restrictions on certain of our operations and other important business activities;
●	reduced demand for our services due to disruptions to the businesses and operations of our customers;
●	the ability of our customers to pay for our services;
●	a slowdown or stoppage in the supply chain of our equipment, fuel, supplies and maintenance services;
●	limitations on employee resources and availability, including due to sickness, government restrictions, school closures, vaccination hesitancy, or the desire of employees to avoid contact with groups of people;
●	a change in the classification of our operations as an essential business or other government orders or restrictions that could limit our movements and shipping operations;

●	key employees may become ill and unable to work, diverting the attention of the management team;
●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities; and
●	an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, as well as negatively impact our stock price.

The spread of COVID-19 has caused us to modify our business practices (including, employee work locations) and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers.  There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.  Furthermore, government vaccination, testing, or mask mandates could increase our turnover and make recruiting more difficult, particularly among our driver personnel.  Vaccination, testing, and mask mandates are further discussed in this Form 10-K under the heading “Business–Other Regulation” and such discussion is incorporated by reference herein.

The potential effects of COVID-19 may also impact many of our other risk factors discussed below.  The degree to which COVID-19 will continue to impact our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the emergence of new variants, and the actions to contain the virus or treat its impact.

Our business is subject to general economic, credit, and business factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

The truckload industry is highly cyclical, and our business is dependent on factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  We believe that some of the most significant of these factors include (i) recessionary economic cycles; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; (iv) downturns in our customers’ business cycles, including declines in consumer spending, (v) excess trucking capacity in the trucking industry in comparison with shipping demand; (vi) driver shortages and increases in driver compensation; (viii) the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment; (ix) the impact of the COVID-19 pandemic; (x) compliance with ongoing regulatory requirements; (xi) strikes, work stoppages or work slowdowns at our facilities or at customer, port, border crossing or other shipping-related facilities; (xii) increases in interest rates, fuel taxes, insurance, tolls, and license and registration fees; and (xiii) rising costs of healthcare.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity.  For our USAT Logistics segment, imbalance between capacity and demand is usually favorable to our financial performance, while market equilibrium is usually unfavorable to our financial performance as logistics services are generally of less value to either shippers or carriers in such environment.  The risks associated with these factors are heightened when the United States economy is weakened.  Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:

●	we may experience low overall freight levels, which may reduce our asset utilization;
●	certain of our customers may face credit issues and could experience cash flow problems that may lead to payment delays, increased credit risk, bankruptcies, and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;
●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;

●	customers may bid out freight or utilize competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;
●	we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue generating miles to obtain loads; and
●	lack of access to current sources of capital, leading to an inability to secure financing on satisfactory terms, or at all.

We are subject to cost increases that are outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Further, we may not be able to appropriately adjust our costs to changing market demands.

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, further developments in the COVID-19 pandemic, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, equipment, or temporary closing of the shipping locations or U.S. borders.  Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability and could have a materially adverse effect on our results of operations.  These factors include the following:

●	We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal providers, freight brokers, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do.
●	Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy or overcapacity, which may limit our ability to maintain or increase freight rates or maintain growth in our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive.
●	We may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to idle or dispose of assets at a loss to match reduced customer demand.
●	Some of our customers are other transportation companies who also operate their own private trucking fleets, and they may decide to transport more of their own freight.
●	Customers continue to reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers or by engaging dedicated providers, and in some instances we may not be selected as a core carrier.
●	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.
●	The trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers.
●	The market for qualified drivers is increasingly competitive and this may adversely affect our ability to attract and retain drivers, which could reduce our equipment utilization or cause us to increase compensation, both of which would adversely affect our profitability.
●	Competition from non-asset-based and other logistics and freight brokerage companies may adversely affect customer relationships.
●	Economies of scale that procurement aggregation providers may pass on to smaller carriers may improve their ability to compete with us.
●	Advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
●	Our customers have increasing and expanding expectations for their vendors and partners to adopt and implement advancing policies and practices with respect to a wide variety of environmental, social and governance (“ESG”) concerns. If we are slower to adopt, or adopt less expansive or comprehensive ESG policies and practices, some of our customers may favor certain of our competitors that may have presented a more robust ESG profile.
●	The USA Truck and Davis Transfer Company brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand(s) and reduced demand for our services.
●	Higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

We self-insure for a portion of our claims exposure and utilize a captive insurance company, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our business results in claims and litigation related to personal injuries, property damage and workers’ compensation.  We self-insure a portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations.  Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings.  We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  However, ultimate results may differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported, which could result in losses greater than our reserved amounts.  At certain times in the past, we have had to adjust our reserves, and future significant adjustments may occur.  Further, our self-insured retention levels could change and result in more volatility than in recent years.  If we are required to reserve or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed or if our self-insured retention levels change, our financial condition and results of operations may be materially adversely affected.  For further discussion regarding our self-insured retention levels, including our self-insured retention amounts, refer to the “Business−Safety and Risk Management”.

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

We have a wholly owned captive insurance subsidiary, which is a regulated insurance company through which we insure a portion of our auto liability claims.  An increase in the number or severity of auto liability claims for which we self-insure through the captive insurance company or pressure in the insurance and reinsurance markets could adversely impact our earnings and results of operations.

Our captive insurance company is regulated by state authorities.  State regulations generally provide protection to policy holders, rather than stockholders.  Such regulations may increase our costs, limit our ability to change premiums, restrict our ability to access cash held by this subsidiary, and otherwise impede our ability to take actions we deem advisable.  To comply with certain state insurance regulatory requirements, cash and cash equivalents must be paid to our captive insurance subsidiary as capital investments and insurance premiums, which are restricted as collateral for anticipated losses.  Significant future increases in the amount of collateral required by third-party insurance carriers and regulators would reduce our liquidity and could adversely affect our results of operations and capital resources.

We maintain insurance for most risk above the amounts for which we self-insure and the cost of, and retention levels for, such insurance could increase, and we could suffer claims for amounts in excess of such insurance, or claims that are not covered by our insurance, any of which could have a materially adverse effect on our financial condition and/or results of operations.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers.  If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our self-insured amount.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits.  Insurance carriers have recently raised premiums for the trucking industry.  Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.  Additionally, with respect to our insurance carriers, the industry is experiencing a decline in the number of carriers and underwriters that offer excess insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased.  This may have a material adverse effect on our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements for policies that require security.  Changes in applicable laws modifying or increasing mandated insurance coverages, such as the legislation introduced in the House of Representatives in April 2021, could also increase the Company’s insurance expenses.  In the event that (i) our insurance expenses increase, (ii) reserves are increased, (iii) we become unable to find excess coverage in amounts we deem sufficient, (iv) we experience a claim in excess of our coverage limits, or (v) we experience a claim for which we do not have coverage, there could be a materially adverse effect on our results of operations and financial condition.

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

Upgrades of our tractor fleet may not result in an increase in profitability or cost savings.  Expected improvements in operating costs may lag behind new tractor deliveries, primarily because in executing a tractor fleet upgrade, we may experience costs associated with preparing our old tractors for disposal, and our new tractors for integration into our fleet, and lost driving time while swapping revenue equipment.  Further, tractor prices have in recent years increased and may continue to increase, due in part to government regulations applicable to newly manufactured tractors and diesel engines, as well as component part shortages.

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

Fuel is one of our largest operating expenses.  Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, hurricanes and other natural disasters, which could increase in frequency and severity due to climate change, as well other man-made disasters, each of which may lead to an increase in the cost of fuel.  Fuel prices also are affected by the rising demand for fuel in developing countries, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity.  Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, rationings, or supply disruptions could materially adversely affect our business, financial condition and results of operations.

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

Decreased demand for used revenue equipment could adversely affect our operating results.  As we continually replace our revenue equipment, we rely on the used revenue equipment market to extract remaining value out of our used equipment.  The market for used revenue equipment is volatile and is impacted by several factors, including the demand for freight, the supply of new and used equipment, the availability of financing, the presence of buyers for export to foreign countries, and, to a lesser extent, commodity prices for scrap metal.  A depressed market for used revenue equipment could require us to dispose of our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements.  If there is a deterioration of resale prices, it could have a materially adverse effect on our business, financial condition, and results of operations.  A deterioration of demand for used revenue equipment could make it more difficult to dispose of and replace older equipment and may reduce our ability to refresh our fleet, both of which could negatively impact our results of operations.

Increased prices for new revenue equipment, design changes of new engines, and decreased availability of new revenue equipment, as well as other materials, equipment, goods and services, could have a materially adverse effect on our business, financial condition, and/or results of operations.

We are subject to risk with respect to higher prices for new tractors and trailers.  We have experienced an increase in prices for new tractors over the past few years, a significant increase in costs in recent quarters, and the resale value of the used tractors has not increased to the same extent.  Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors, trailers and diesel engines, higher commodity prices, and the pricing power of equipment manufacturers.  In addition, we equip our tractors with safety, aerodynamic, and other options that increase the price of new equipment.  More restrictive EPA and state emissions standards have required manufacturers to introduce new engines.  These regulations have increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage, and increase our operating expenses.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons.  As a result, we expect to continue to pay increased prices for revenue equipment and incur additional expenses and related financing costs for the foreseeable future.  Furthermore, reduced equipment efficiency and lower fuel mileage may result from new engines designed to reduce emissions at the sacrifice of fuel efficiency, thereby increasing our operating expenses.

We are dependent upon our vendors and suppliers for certain products and materials, including our tractors and trailers.  If we fail to maintain favorable relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or undergo financial hardship, we could experience difficulty in obtaining needed goods and services.  Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts.  Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, including steel, forcing many manufacturers to curtail or suspend production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles.  A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet, may increase our maintenance expense, and negatively impact driver retention.  Moreover, an inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operations.

We may not be successful in maintaining and improving profitability.

Although we reported net income in 2021 and 2020, we reported a net loss in 2019.  Maintaining and improving profitability depends upon numerous factors, including the ability to increase average base revenue per tractor, increase utilization, improve driver retention, and control operating expenses.  We may not be able to maintain or improve profitability in the future, which could negatively impact our liquidity and financial position and our ability to self-insure for certain claims and liabilities.

We may not be successful in implementing our realigned management team’s operating procedures and cost savings initiatives.

In recent years, we have implemented changes to certain of our operating procedures.  We are focused on improving results through network engineering initiatives, pricing discipline, enhanced partnerships with customers, and improved execution in our day-to-day operations and cultural transformation, as well as our ongoing safety initiatives.  These changes may not be successful or may not achieve the desired results.  Additional training or different personnel may be required, which may result in additional expense, delays in obtaining results, or disruptions to operations.  Some of these implemented changes include customer service and driver management changes and cost savings initiatives.  These changes and initiatives may not improve our results of operations, including asset productivity, tractor utilization, driver retention and base revenue per tractor.  In addition, we may not be successful in achieving the expected savings in our cost structure, including the areas of equipment maintenance, equipment operating costs, insurance and claims and fuel economy.  In such event, our revenue, financial results, and ability to operate profitably could be negatively impacted.  Further, our operating results could be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, and manage the operations and expenses of our USAT Logistics segment.  There is no assurance we will achieve our goals.  If we are unsuccessful, our financial condition, results of operations, and cash flows could be adversely affected.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors.  The truckload industry is subject to a shortage of qualified drivers.  Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, COVID-19 mitigation measures, such as vaccination, testing or mask requirements, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that stricter HOS regulations adopted by the DOT in the past have tightened and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers.  The lack of adequate tractor parking along some highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors, and our inability to do so could negatively impact our operations.  Further, the compensation we offer our drivers and independent contractor expenses is subject to market conditions, and we may find it necessary to increase driver compensation and/or independent contractor rates in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers and independent contractors.  This high turnover rate requires us to continually recruit a substantial number of drivers and independent contractors and to focus on alternative recruitment methods in order to operate existing revenue equipment and maintain our current level of capacity and subjects us to a higher degree of risk with respect to driver and independent contractor shortages than our competitors.  If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, we could be forced to, among other things, adjust our compensation packages, operate with fewer tractors, or increase the number of tractors without drivers and face difficulty meeting shipper demands, any of which could have a materially adverse effect on our results of operations.

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

We are continuing our efforts to grow our “asset-light operations,” which primarily represents our USAT Logistics segment and the independent contractors we engage.  Execution of this growth plan involves the risk of customer loss or deterioration if either our Trucking or USAT Logistics operations creates a customer issue that impacts the other where we have customer overlap, decreased utilization of Company equipment if loads with desirable profitability and lanes are allocated to third parties, growth impediments given our need to rely on third-party providers and an independent contractor market that is contracting and subject to litigation and regulatory risks, and competitive pressures from other asset-light companies with greater financial, personnel, and technological resources.  If we are unsuccessful in growing our asset-light operations, it may have a materially adverse effect on our future results of operations.

Our USAT Logistics segment and our engagement of independent contractors are dependent upon the services of third-party capacity providers, including other truckload carriers.  For these operations, we do not own or control the transportation assets that deliver our customers’ freight, and do not employ the people directly involved in delivering the freight.  These third-party providers may seek other freight opportunities or may require increased compensation in times of improved freight demand or tight trucking capacity.  Our inability to secure the services of these third parties could significantly limit our ability to serve our customers on competitive terms.  Additionally, if we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide services on competitive terms, our operating results could be materially and adversely affected.  Our ability to secure sufficient equipment or other transportation services is affected by many risks beyond our control, including equipment shortages and increased equipment prices, particularly among contracted truckload carriers, limited driver availability, interruptions in service due to labor disputes, changes in regulations impacting transportation, and changes in transportation rates.

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

Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent.  Our customers’ financial difficulties can negatively impact our results of operations and financial condition and our ability to comply with the covenants under our debt agreements, especially if they were to delay or default on payments owed to us.  Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot provide assurance that our customer relationships will continue as presently in effect.  Our dedicated service offering is typically subject to longer term written contracts than our over-the-road service offering.  However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one-year terms but that can be terminated more easily.  There is no assurance that any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels.  For our multi-year and dedicated contracts, the rates we charge may not remain advantageous.  Further, despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship.  In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes.  A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a materially adverse effect on our business, financial condition and results of operations.

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

We depend heavily on the proper functioning, availability, and security of our information and communication systems, including financial reporting and operating systems, in operating our business.  These systems are protected through physical and software safeguards, but are still vulnerable to natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as power loss, telecommunications failures, physical or electronic break-ins, ransomware attacks, terrorist attacks, internet failures, computer viruses, and similar events beyond our control.  More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems.  We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, ransomware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein).  If our information or communication systems fail, otherwise become unavailable, or experience a cybersecurity breach or threat, manually performing functions could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, to bill for services accurately or in a timely manner, to communicate internally and with drivers, customers, and vendors, and to prepare financial statements accurately or in a timely manner.  Business interruption insurance may be inadequate to protect us in the event of a catastrophe.  Any system failure, upgrade complication, cybersecurity breach, ransomware attack, or other system disruption could interrupt or delay operations, damage our reputation, impact our ability to manage our operations and report financial performance, require the payment of significant amounts to remediate or recover our systems, and cause the loss of customers, any of which could have a materially adverse effect on existing and future business.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season.  Revenue can also be adversely affected by inclement weather, holidays, and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more frequent or costly equipment repairs.  We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, explosions or terrorist attacks.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

Regulatory and Compliance Risks

If the independent contractors we contract with are deemed by regulators or judicial or legislative process to be employees, there could be a materially adverse effect on our results of operations.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers’ compensation, wage and hour compensation, unemployment, and other issues.  Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to heighten the penalties of companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives.  Additionally, courts in certain states have issued recent decisions, and certain states have enacted laws, that could result in a greater likelihood that independent contractors would be judicially or legislatively classified as employees in such states.  There is litigation pending regarding whether federal law can preempt various state laws that attempt to categorize independent contractors as employees.  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage.  In addition, companies that utilize lease-purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits and several recent court decisions have been made in favor of those seeking to classify as employees certain independent contractors that participated in lease-purchase programs.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  Our classification of independent contractors may be the subject of audits by such authorities from time to time.  While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future.  If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.  The laws impacting the classification of independent contractors are further discussed in this Form 10-K under the heading “Business–Other Regulation” and are incorporated by reference herein.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our results of operations.

We operate in the United States pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications, and our Mexican business activities are subject to operating authority granted by Secretaria de Comunicaciones y Transportes.  The Environmental and Other Regulation sections in Item 1 of Part I of this Annual Report on Form 10-K discuss several proposed, pending, suspended, and final regulations that could materially impact our business and operations and are incorporated by reference herein.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs.  Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, or liabilities we may incur related to our failure to comply with existing or future regulations could adversely affect our results of operations.

If we cannot effectively manage the challenges associated with doing business internationally, our operating revenue and results of operations may suffer.

A component of our operations is the business we conduct in Mexico, and to a lesser extent Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico and Canada, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, changes in trade agreements, including the USMCA, changes in relationships among the U.S., Mexico, and Canada, theft or vandalism of our revenue equipment, our ability to maintain our FAST, BASC, and C-TPAT status, and social, political, and economic instability.  We must also comply with applicable anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to government officials.  We cannot guarantee compliance with all applicable laws, and violations could result in substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation, or regulatory action and other consequences that might adversely affect our results of operations and our consolidated performance.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees.  None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.  Failure to comply with existing or future labor and employment laws could have a materially adverse effect on our business and operating results. For the employment laws impacting our Company are discussed in more detail in this Form 10-K under the heading “Business–Other Regulation” and are incorporated by reference herein.

The CSA program adopted by FMCSA could adversely affect our results of operations, our ability to maintain or grow our fleet, and our customer relationships.

Under the CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards.  Carriers are grouped by category with other carriers that have a similar number of safety events (i.e. collisions, inspections, or violations) and carriers are ranked and assigned a rating percentile or score to prioritize them for interventions if they are above a certain threshold. As a result, our fleet could be ranked poorly as compared to peer carriers which could have an adverse effect on our business, financial condition and results of operations. We recruit and retain first-time drivers to be part of our driver team, and these drivers may have a higher likelihood of creating adverse safety events under the CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or limit the pool of drivers we are comfortable hiring or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, any of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety backgrounds may increase, which could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores or in responding to a mandate from FMSCA to restore public access to scores.

We have exceeded the currently established intervention thresholds in three of the seven CSA safety-related categories.  Based on any category that exceeds the established threshold, we may be prioritized for an intervention action or roadside inspection, either of which could have a materially adverse effect on our results of operations.  In addition, customers may be less likely to assign loads to us and our insurance costs could increase.  We have put procedures in place in an attempt to address areas where we exceed thresholds, and have experienced improvements in these measures.  However, we cannot assure you these measures will be effective.

The CSA program is discussed in more detail in this Form 10-K under the heading “Business−Other Regulation” and such discussion is incorporated by reference herein.  Insofar as any changes in the CSA program increase the likelihood of us receiving unfavorable scores or mandate FMSCA to restore public access to scores, it could adversely affect our results of operations and profitability.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our results of operations.

We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, or similar rating under any future DOT rating system, it could materially adversely affect our business, financial condition, and results of operations as our customers may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations.  The DOT safety rating system is discussed in more detail in this Form 10-K under the heading “Business−Other Regulation” and such discussion is incorporated by reference herein.

Compliance with various environmental laws and regulations that our operations are subject to may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, fuel spills, exhaust emissions from our vehicles and facilities, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  One of our Trucking facilities has above-ground bulk fuel storage tanks on the premises.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at or near our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.  The environmental laws and regulations affecting our business are discussed in more detail in this Form 10-K under the heading “Business−Environmental Regulation” and such discussion is incorporated by reference herein.

The transportation industry is subject to security requirements that could increase our costs of operation.

Because transportation assets continue to be a target of terrorist activities, federal, state and municipal governments have adopted, and in the future may adopt, security requirements that increase operating costs and potentially slow service for businesses, including those in the transportation industry.  In addition, the  Transportation Security Administration (“TSA”) has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat.  These regulations could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or allow trucks to sit idle.  These regulations also could complicate the successful pairing of available equipment with hazardous material shipments, thereby increasing the Company’s response time and deadhead miles on customer shipments.  These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations.  Thus, it is possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers.  Moreover, a terrorist attack directed at the Company or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

Increasing attention on ESG matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Companies are facing increasing attention from stakeholders relating to ESG matters, including environmental stewardship, social responsibility, and diversity and inclusion.  Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters.  Such ratings are used by some investors to inform their investment and voting decisions.  Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price.

We recently published our ESG Report.  This report reflects our current initiatives and is not a guarantee that we will be able to achieve them.  Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business.  Additionally, the implementation of these initiatives imposes additional costs on us.  If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted.  Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

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

Our revolving credit agreement and other financing arrangements contain certain covenants, restrictions, and requirements with which we may be unable to comply.  A default could result in the acceleration of all or part of any outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the market price of our common stock.

On January 31, 2022, we entered into a five-year, $130.0 million senior secured revolving credit facility (“Credit Facility”) with a group of lenders and BMO Harris Bank, N.A., as agent (“Agent”).  See “Item 8. Financial Statements and Supplementary Data - Note 6 – Long Term Debt” in this Form 10-K for discussion of the Credit Facility.  Contemporaneously with the funding of the Credit Facility, we paid off the obligations under our prior credit facility and terminated such facility.

The Credit Facility contains a single financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant springs only in the event excess availability under the Credit Facility drops below (i) 10.0% of the lenders’ total commitments under the Credit Facility and (ii) $13.0 million.  In addition, in the event our excess availability under the Credit Facility drops below 12.5% of the lenders’ total commitments under the Credit Facility, we may be subject to certain additional restrictions, such as restricting our ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs, and enter into certain acquisitions and hedging arrangements.  The fixed charge coverage ratio is affected by our level of earnings or losses and charges such as severance costs and impairment charges.

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

The Credit Facility contains certain restrictions and covenants related to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and the incurrence of other indebtedness.  The Credit Facility is secured by a pledge of certain of our Company-owned tractors and trailers, and excludes revenue equipment financed outside the Credit Facility.  The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated.

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

President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%.  If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position.  At December 31, 2021, the Company  has a total deferred tax liability of $36.5 million and a net deferred tax liability of $21.9 million.  The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse.  Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%.  If the current rate were increased due to legislation, it would result in an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.   For example, an increase in the tax rate from 21% to 26% would result in the immediate increase in our net deferred tax liability of approximately $4.3 million, with a corresponding increase to income tax expense in the year of enactment to reflect the revaluation.

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

As of December 31, 2021, we had goodwill of $5.2 million and other intangible assets, net of $13.8 million.  We evaluate our goodwill and other intangible assets for impairment.  We could recognize impairments in the future, and we may never realize the full value of our intangible assets.  If these events occur, our profitability and financial condition will suffer.

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

We have in the past been subject to unsolicited takeover proposals and could become subject to such proposals in the future.  Responding to such proposals, exploring the availability of alternative transactions that reflect our full intrinsic value and instituting legal action in connection therewith has in the past created a significant distraction for our management team and required us to expend significant time and resources, and we believe any future unsolicited proposals would cause similar disruptions to our business.  Such proposals may disrupt our business by causing uncertainty among current and potential employees, suppliers, and customers, which could negatively impact our financial condition, results of operations and strategic initiatives and cause volatility in our stock price.  These consequences, alone or in combination, may have a materially adverse effect on our business.  Although we have entered into a change of control/severance plan with certain of our officers and members of our management team, the change of control arrangements may not be adequate to allow us to retain critical employees during a time when a change of control is being proposed or is imminent.

Item 1B.          UNRESOLVED STAFF COMMENTS

None.

Item 2.          PROPERTIES

The Company’s headquarters are located in Van Buren, Arkansas on approximately 104 acres and consist of approximately 150,000 square feet of office space, maintenance facilities and storage facilities.  The expense for building and office rent is recorded in the “Operations and maintenance” line item in the accompanying consolidated statement of income and comprehensive income.

In addition to the facilities listed below, the Company has access to trailer drop yards in various locations across the country that are leased on a month-to-month basis.

As of December 31, 2021, the Company’s facilities were located in or near the following cities:

		Driver	Dispatch	Own or
Trucking facilities:	Shop	Facilities	Office	Lease
Van Buren, Arkansas (1)	No	No	Yes	Own
West Memphis, Arkansas	Yes	Yes	Yes	Own/Lease (2)
Lakeland, Florida	Yes	Yes	Yes	Lease
Carnesville, Georgia	Yes	Yes	Yes	Lease
Forest Park, Georgia	Yes	No	No	Lease
Morrow, Georgia	No	Yes	Yes	Lease
Valdosta, Georgia	Yes	Yes	Yes	Lease
South Holland, Illinois	Yes	Yes	No	Lease
Vandalia, Ohio	Yes	Yes	Yes	Own
Carlisle, Pennsylvania	Yes	Yes	Yes	Lease
Laredo, Texas	Yes	Yes	Yes	Own/Lease (3)
Waxahachie, Texas	Yes	Yes	Yes	Lease

USAT Logistics facilities:
Rogers, Arkansas	No	No	Yes	Lease
Van Buren, Arkansas (1)	No	No	Yes	Own
Roseville, California	No	No	Yes	Lease
Atlanta, Georgia	No	No	Yes	Lease
Lombard, Illinois	No	No	Yes	Lease
Plano, Texas	No	No	Yes	Lease
Puyallup, Washington	No	No	Yes	Lease

Administrative facilities:
Van Buren, Arkansas (1)	-	-	-	Own
Athens, Georgia	-	-	-	Lease
Lebanon, Indiana	-	-	-	Lease
1)	Trucking and USAT Logistics and administrative facilities located on the same property.
2)	USA Truck owns the terminal facility and holds a lease easement relating to less than one acre.
3)	USA Truck owns the terminal facility and leases an adjacent six acres for tractor and trailer parking.

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

Item 4.          MINE SAFETY DISCLOSURES

None.

PART II

Item 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

USA Truck’s common stock is quoted on the NASDAQ Global Select Market under the symbol “USAK”.  As of February 11, 2022, there were 879 holders of record of USA Truck common stock.

Repurchase of Equity Securities

As of December 31, 2021, there was no active repurchase authorization under which shares of the Company’s common stock may be repurchased, and no shares were repurchased during the three months ended December 31, 2021.

Item 6.          [RESERVED]

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

The Trucking segment provides one-way truckload transportation, including dedicated services, of various products, goods and materials.  The Trucking segment primarily uses its own purchased or leased tractors and trailers or capacity provided by independent contractors to provide services to customers and is commonly referred to as “asset-based” trucking.  The Company’s USAT Logistics segment provides services that match customer shipments with available equipment of authorized third-party motor carriers and other service providers and provide services that complement the Company’s Trucking segment.

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

Operating expenses fall into two categories: variable and fixed.  Variable expenses, or mostly variable expenses, constitute the majority of the expenses associated with transporting freight for customers, and include driver wages and benefits, fuel and fuel taxes, payments to independent contractors, operating and maintenance expense and insurance and accident claims expense.  These expenses vary primarily based upon miles operated, but also have controllable components based on percentage of compensated miles, shop and dispatch efficiency, and safety and claims experience.

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

COVID-19

The COVID-19 outbreak, and its variants, have resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce its spread, such as travel bans and restrictions, social distancing, quarantines, shelter in place or total lock-down orders, business limitations and shutdowns, and vaccine, testing, and mask mandates.  While some of these measures have been relaxed or rolled back, we continue to monitor the situation as government authorities modify their restrictive measures in response to surges in infections in the United States and around the world.

Local, state and national governments continue to emphasize the importance of transportation and have designated it an essential service.  We endeavor to follow governmental requirements and have put the following safety measures in place in response:  institution of work from home for administrative employees, social distancing rules, restrictions on visitors into the corporate offices, suggested use of personal protective equipment by employees, and enhanced sanitation.  We continue to evaluate and implement new measures as deemed appropriate.

We believe we have sufficient liquidity to satisfy our cash needs, and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these challenging and uncertain times.  The overall impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2021 was not significant, however the impact that COVID-19 will have on our consolidated results of operations in future periods remains uncertain.  Based on the duration and severity of COVID-19, we may experience decreases in the demand for our services.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

RESULTS OF OPERATIONS

The following tables summarize the consolidated statements of income and comprehensive income in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Year Ended December 31,
	2021			2020
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$641,204	90.3%		$505,720	91.8%		26.8%
Fuel surcharge revenue	69,183	9.7		45,418	8.2		52.3
Operating revenue	710,387	100.0		551,138	100.0		28.9

Total operating expenses	673,068	94.7	94.0	538,280	97.7	97.2	25.0
Operating income	37,319	5.3		12,858	2.3		190.2

Other expenses:
Interest expense	3,929	0.6		5,605	1.0		(29.9)
Other, net	334	0.0		298	0.1		12.1
Total other expenses, net	4,263	0.6		5,903	1.1		(27.8)
Income before income taxes	33,056	4.7		6,955	1.3		375.3
Income tax expense	8,288	1.2		2,209	0.4		275.2

Consolidated net income	$24,768	3.5%		$4,746	0.9%		421.9%

1)	Base revenue and adjusted operating ratio are non-GAAP financial measures. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with base revenue, adjusted operating ratio and other non-GAAP financial measures.

Key Operating Statistics by Segment

	December 31,
Trucking:	2021	2020
Operating revenue (before intersegment eliminations) (in thousands)	$441,116	$384,256
Operating income (1) (in thousands)	$22,609	$9,297
Adjusted operating income (2) (in thousands)	$23,899	$10,645
Operating ratio (3)	94.9%	97.6%
Adjusted operating ratio (4)	93.9%	97.0%
Total miles (5) (in thousands)	165,349	179,444
Deadhead percentage (6)	11.5%	12.6%
Base revenue per loaded mile	$2.687	$2.227
Average number of seated tractors	1,770	1,857
Average number of available tractors (7)	1,887	1,980
Average number of in-service tractors (8)	1,917	2,002
Loaded miles per available tractor per week	$1,487	$1,515
Base revenue per available tractor per week	$3,995	$3,373
Average loaded miles per trip	505	506

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$323,356	$191,951
Operating income (1) (in thousands)	$14,710	$3,561
Adjusted operating income (2) (in thousands)	$14,710	$3,561
Gross margin (9) (in thousands)	$39,300	$23,904
Gross margin percentage (10)	12.2%	12.5%
Load count (in thousands)	147.2	125.3

1)	Operating income is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income is calculated by deducting operating expenses (before intersegment eliminations) excluding amortization of acquisition related intangibles, net of fuel surcharge revenue from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).
10)	Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Consolidated Reconciliation

Pursuant to the requirements of Regulation S-K, Item 10(e) and Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for adjusted operating revenue, adjusted operating ratio, and adjusted operating income:

Base Revenue, Adjusted Operating Ratio, and Adjusted Operating Income

	December 31,
	2021	2020

	(dollars in thousands)
Operating revenue	$710,387	$551,138
Less: Fuel surcharge revenue	(69,183)	(45,418)
Base revenue	$641,204	$505,720
Operating expense	$673,068	$538,280
Adjusted for:
Amortization of acquisition related intangibles (1)	(1,290)	(1,348)
Fuel surcharge revenue	(69,183)	(45,418)
Adjusted operating expense	$602,595	$491,514
Operating income	$37,319	$12,858
Adjusted operating income	$38,609	$14,206
Operating ratio	94.7%	97.7%
Adjusted operating ratio	94.0%	97.2%

1)	During both 2021 and 2020, the Company recognized $1.3 million in amortization of acquisition related intangibles. See “Item 8. Financial Statements and Supplementary Data – Note 4: Intangible assets” in this Form 10-K for further discussion.

Segment Reconciliations

Trucking Segment	December 31,
	2021	2020

	(dollars in thousands)
Operating revenue	$440,346	$381,589
Intersegment activity	770	2,667
Operating revenue (before intersegment eliminations)	441,116	384,256
Less: fuel surcharge revenue (before intersegment eliminations)	(48,038)	(35,049)
Base revenue	$393,078	$349,207
Operating expense (before intersegment eliminations)	$418,507	$374,959
Adjusted for:
Amortization of acquisition related intangibles	(1,290)	(1,348)
Fuel surcharge revenue	(48,038)	(35,049)
Adjusted operating expense	$369,179	$338,562
Operating income	$22,609	$9,297
Adjusted operating income	$23,899	$10,645
Operating ratio	94.9%	97.6%
Adjusted operating ratio	93.9%	97.0%

USAT Logistics Segment	December 31,
	2021	2020

	(dollars in thousands)
Operating revenue	$270,041	$169,549
Intersegment activity	53,315	22,402
Operating revenue (before intersegment eliminations)	323,356	191,951
Less: fuel surcharge revenue (before intersegment eliminations)	(22,572)	(11,366)
Base revenue	$300,784	$180,585
Operating expense (before intersegment eliminations)	$308,646	$188,390
Adjusted for:
Fuel surcharge revenue	(22,572)	(11,366)
Adjusted operating expense	$286,074	$177,024
Operating income	$14,710	$3,561
Adjusted operating income	$14,710	$3,561
Operating ratio	95.5%	98.1%
Adjusted operating ratio	95.1%	98.0%

Use of Non-GAAP Financial Information

The Company uses the terms “base revenue”, “adjusted operating ratio” and “adjusted operating income” throughout this MD&A.  Adjusted operating ratio and adjusted operating income, as defined here, are non-GAAP financial measures as defined by the U.S. Securities and Exchange Commission (“SEC”).  Management uses adjusted operating ratio and adjusted operating income as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as discussed below.

Base revenue is calculated as operating revenue less fuel surcharge revenue and intercompany eliminations.  Adjusted operating ratio is calculated as operating expenses excluding amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  Adjusted operating income is defined as operating income excluding amortization of acquisition related intangibles, net of fuel surcharge revenue, from operating revenue, net of fuel surcharge revenue.

The Company’s chief operating decision-maker focuses on base revenue, adjusted operating ratio and adjusted operating income as indicators of the Company’s performance from period to period.

Management believes removing the impact of the above described items from the Company’s operating results affords a more relevant basis for comparing results of operations.  Management believes its presentation of these measures is useful to investors and other users because it provides them the same information that we use internally for purposes of assessing our core operating performance.

Base revenue, adjusted operating ratio and adjusted operating income are not substitutes for operating revenue, operating ratio, operating income, or any other measure derived solely from GAAP measures.  There are limitations to using non-GAAP measures.  Although management believes that base revenue, adjusted operating ratio and adjusted operating income can make an evaluation of the Company’s operating performance more relevant because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define base revenue, adjusted operating ratio and adjusted operating income differently.  As a result, it may be difficult to use base revenue, adjusted operating ratio and adjusted operating income or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Trucking operating revenue

During the year ended December 31, 2021, Trucking operating revenue (before intersegment eliminations) increased 14.8% to $441.1 million, compared to $384.3 million for the same period of 2020.  Trucking base revenue increased 12.6% to $393.1 million, from $349.2 million for the same period in 2020.  The positive changes in operating revenue and base revenue were primarily attributable to an 18.4% increase in base revenue per available tractor per week, offset by a 7.9% decrease in total miles and a 4.7% decrease in average seated tractors.

Trucking operating income

For the year ended December 31, 2021, operating income was $22.6 million compared to operating income of $9.3 million for 2020, primarily resulting from the change in base revenue per available tractor per week discussed above.

USAT Logistics operating revenue

During the year ended December 31, 2021, USAT Logistics operating revenue (before intersegment eliminations) increased 68.5% to $323.4 million, from $192.0 million for 2020, resulting from an approximate 43.4% increase in revenue per load and a 17.4% increase in load count.

USAT Logistics operating income

USAT Logistics generated operating income of $14.7 million for the year ended December 31, 2021, an increase of $11.1 million, or 313.1%, compared to $3.6 million for 2020.  This change was the result of the increases in revenue per load and load volume discussed above.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Year Ended December 31,								%
	2021				2020				change
			Base				Base		2021 to
	Operating Revenue		Revenue (1)		Operating Revenue		Revenue (1)		2020
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$155,352	21.8%	24.2%		$141,590	25.7%	28.0%		9.7%
Fuel and fuel taxes	50,244	7.1	(3.0)	(2)	38,804	7.1	(1.3)	(2)	29.5
Depreciation and amortization	35,865	5.0	5.4		41,359	7.5	7.9		(13.3)
Insurance and claims	21,704	3.1	3.4		19,855	3.6	3.9		9.3
Equipment rent	7,891	1.1	1.2		7,349	1.3	1.5		7.4
Operations and maintenance	33,491	4.7	5.2		37,234	6.7	7.4		(10.1)
Purchased transportation	343,989	48.4	53.7		226,716	41.1	44.8		51.7
Operating taxes and licenses	4,833	0.7	0.8		4,795	0.9	0.9		0.8
Communications and utilities	2,984	0.4	0.5		3,470	0.6	0.7		(14.0)
(Gain) loss on disposal of assets, net	(811)	(0.1)	(0.1)		427	0.1	0.1		(289.9)
Other	17,526	2.5	2.7		16,681	3.1	3.3		5.1
Total operating expenses	$673,068	94.7%	94.0	% (3)	$538,280	97.7%	97.2	% (3)	25.0%

1)	Base revenue is calculated as operating revenue less fuel surcharge revenue and intercompany eliminations.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.
3)	Adjusted operating ratio is calculated as operating expenses excluding amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees and are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to its Company drivers, employee benefits, and compensation and benefits paid to non-driver employees.  The increase in salaries, wages and employee benefits expense was primarily due to increases in both performance-based compensation and driver pay.

Management believes that the market for drivers will remain tight, and as such, expects driver wages to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet.  This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers.

Fuel and fuel taxes

Fuel and fuel taxes relate primarily to diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment, and the number of miles driven by Company drivers.  The increase in fuel and fuel taxes for the year ended December 31, 2021 resulted from a 28.4% increase in average diesel fuel prices per gallon year over year, as reported by the DOE, offset by  an 11.5% decrease in total miles driven by Company drivers for the year ended December 31, 2021 when compared to 2020.

The Company continues to pursue fuel efficiency initiatives, including the acquisition of newer, more fuel-efficient revenue equipment and implementing focused driver training programs, which have contributed to improvements in our fuel expense to offset diesel price increases.  The Company expects to continue managing its idle time and truck speeds and partnering with customers to align fuel surcharge programs to recover a fair portion of its fuel costs.  The Company’s net fuel expense may continue to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, empty mile percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, depreciation of facilities, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  In addition, the mix of finance and operating leases will cause fluctuations on a line item basis between equipment rent expense and depreciation and amortization expense.  For the year ended December 31, 2021, equipment rent expense increased in terms of dollars spent, but decreased as a percentage of operating revenue compared to 2020 primarily due to the use of operating leases for recent purchases of revenue equipment.

Depreciation and amortization expense decreased for the year ended December 31, 2021, when compared to 2020 primarily due to use of operating leases for recent purchases of revenue equipment, as mentioned above, paired with decreased purchases of revenue equipment.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect then-current estimates of the value of such equipment upon its retirement.

While the Company intends to continue its focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives, management expects acquisition costs of new revenue equipment to increase in the near term due to the ongoing supply chain issues.  Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, forcing many to curtail or suspend production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage, and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims, and insurance premiums and self-insured amounts.  For the year ended December 31, 2021, insurance and claims expense increased compared to the prior year periods, largely due to increased insurance premiums.

Because the trucking industry continues to experience large auto liability verdicts and settlements, causing a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies, the Company expects insurance and claims expense to continue to be volatile over the long-term.  These factors have caused the Company’s insurance premiums to increase during the October 2021 renewal.  For the most recent renewal, the Company maintained a $2 million self-insured retention level.  In 2020, the Company formed a captive insurance company, SRRG, to mitigate a portion of the increased insurance costs.  The Company continues to evaluate options to prevent further expense increases, including formation of additional captive insurance companies.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, general and administrative expenses, and other costs.  Operations and maintenance expenses are primarily affected by the age of the Company-operated tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  However, a portion of operations and maintenance expenses are comprised of fixed costs, such as travel expenses, facility lease payments and property taxes.  For the year ended December 31, 2021, operations and maintenance expense decreased both in terms of dollars spent and as a percentage of operating revenue.  Overall, this change was the result of lower operational costs and decreased direct repair and tire costs.  Looking ahead, management believes delays in the receipt of new tractors and the overall age of our Company-owned fleet will effect our maintenance costs in future periods.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads, and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the year ended December 31, 2021, purchased transportation expense increased when compared to 2020, primarily due to an increase in the volume of brokered loads through our USAT Logistics segment.

The Company is endeavoring to grow its independent contractor fleet and USAT Logistics, which if successful, could further increase purchased transportation expense, particularly if the Company needs to pay independent contractors more to stay with the Company in light of regulatory changes.

(Gain) loss on disposal of assets, net

During the year ended December 31, 2021, the Company experienced gains on disposal of assets, net compared to losses in 2020.  For both periods, the changes were due primarily to continued fluctuations in the used equipment market, stemming from challenging supply and demand dynamics arising from the pandemic shutdowns and slowdowns in 2020 and 2021.  Management believes this variability will likely continue for the foreseeable future.

Other expenses

During the year ended December 31, 2021, the increase in other expenses was primarily due to increased recruiting and training expenses as we have refocused our efforts on pursuing more qualified applicants, offset by decreases in bad debt expense and certain general and administrative costs.

Consolidated Non-Operating Expenses

Interest expense, net

For the  year ended December 31, 2021, the decrease in interest expense, net, was primarily due to decreases in the interest rate on our outstanding borrowing and decreases in outstanding borrowings.

Income tax expense

The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was 25.1% and 31.8%, respectively.  The effective rates for 2021 and 2020 varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for our drivers.  During 2021, the Company benefited from The Consolidated Appropriations Act, 2021 that increased the deduction for the cost of food or beverage provided by a restaurant to be 100% deductible in 2021 and 2022.  The IRS issued further guidance that confirmed such benefit applies to the meal portion of 2021 and 2022 per diem rates or allowances, which allowed the Company to fully deduct its per diem pay in 2021.  Historically, due to the partially nondeductible effect of per diem pay, the Company’s tax rate would change based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate can be significant.  We did not experience such an impact from per diem in 2021, and do not expect to experience such an impact in 2022, given the full deductibility allowance mentioned above.  Additionally, during 2021 the Company’s tax rate was affected by vesting of equity-based compensation at a higher stock price than the price at which it was granted, which resulted in a decrease to tax expense; however, this was more than offset by non-deductible officer compensation, resulting in an increase to tax expense and impacting the effective tax rate.

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

On January 31, 2022, the Company entered into the Credit Facility.  The Credit Facility is structured as a $130.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $60 million, exercisable in increments of $20 million.  Included within its $130.0 million revolving credit facility, is a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $25.0 million.  The Credit Facility is secured by a pledge of certain of the Company’s assets, with the notable exclusions of any real estate or revenue equipment financed outside the Credit Facility.

The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant springs only in the event excess availability under the Credit Facility drops below (i) 10.0% of the lenders’ total commitments under the Credit Facility and (ii) $13.0 million.

As of the closing, the Company had $7.9 million in letters of credit outstanding and had approximately $122.1 million available to borrow under the Credit Facility, taking into account borrowing base availability.  Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations, bi-annual appraisals of revenue equipment, the timing and nature of property and equipment additions that are not funded through other sources of financing, and the nature and timing of receipt of proceeds from disposals of property and equipment.

Purchases and Commitments

The Company routinely monitors equipment acquisition needs and adjusts purchase schedules from time to time based on analysis of factors such as new equipment prices and availability, the condition of the used equipment market, demand for freight services, prevailing interest rates, technological improvements, fuel efficiency, equipment durability, equipment specifications, operating performance and the availability of qualified drivers.

As of December 31, 2021, the Company had $62.4 million in purchase commitments for the acquisition of revenue equipment, of which approximately $10.2 million is cancellable until the end of first quarter 2022.  It is anticipated that these purchase commitments will be funded first through cash provided by operations and proceeds from the sale of used revenue equipment and secondarily from borrowings under the Credit Facility.

Cash flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Year Ended December 31,
	Category	2021	2020

Sources of cash:		(in thousands)
Operating activities - net	Operating	$31,237	$37,556
Proceeds from sale of property and equipment	Investing	7,302	3,182
Borrowings under long-term debt	Financing	62,762	65,955
Proceeds from capital sale leaseback	Financing	24,498	—
Net change in bank drafts payable	Financing	—	3,157

Uses of cash:
Capital expenditures	Investing	(8,365)	(10,716)
Payments of long-term debt	Financing	(99,307)	(65,456)
Principal payments on financing lease obligations	Financing	(1,672)	(31,519)
Payments on obligation under finance lease	Financing	(12,838)	(1,870)
Net change in bank drafts payable	Financing	(2,582)	—

Other uses - net	Financing	(8)	(61)
Increase in cash and restricted cash		$1,027	$228

Operating activities

Our net cash provided by operating activities in 2021 decreased compared to 2020 primarily due to increases in accounts and other receivables, depreciation and amortization, and accounts payable, offset by increases to net income.

Debt and lease obligations

See “Item 8. Financial Statements and Supplementary Data – Note 6: Long-term Debt” and “ – Note 7: Leases” in this Form 10-K for a discussion of the Company’s revolving Credit Facility, finance and operating lease obligations and insurance financing, which is incorporated by reference herein.

Seasonality

In the trucking industry, revenue typically follows a seasonal pattern for various commodities and customer businesses.  Peak freight demand has historically occurred in the months of September, October and November.  After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels.  Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter driving conditions.  Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.  Weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, could increase in frequency and severity due to climate change.

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts.  A prolonged period of inflation could cause interest rates, fuel, wages and other operating costs to increase, which could adversely affect the Company’s results of operations unless freight rates correspondingly increase.  The Company attempts to limit the effects of inflation through increases in revenue per mile, certain cost control efforts and limiting the effects of fuel prices through fuel surcharges and measures intended to reduce the consumption of fuel.  Management also believes that inflation-driven cost increases on overall operating costs would not be materially different for the Company than for its competitors.

Fuel availability and cost

The trucking industry is dependent upon the availability of fuel.  In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is unable to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, the U.S. National Average Diesel Fuel price increased by 28.4% for year ended December 31, 2021 when compared to 2020.

As of December 31, 2021, the Company did not have any long-term fuel purchase contracts, and has not entered into any fuel hedging arrangements.

Equity

As of December 31, 2021, USA Truck had total stockholders’ equity of $111.4 million and total debt including current maturities of $144.8 million, resulting in a total debt, less cash, to total capitalization ratio of 56.4% compared to 64.5% as of December 31, 2020.

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

Estimated useful lives and salvage values for purposes of depreciating tractors and trailers.  USA Truck operates a significant number of tractors and trailers in connection with its business.  The Company may purchase this equipment or acquire it under leases.  Purchased equipment is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under financing leases is recorded at the net present value of the minimum lease payments and is amortized on the straight-line method over the lease term.  Depreciable lives of tractors and trailers range from five years to fourteen years.  Salvage value is estimated at the expected date of trade-in or sale based on the expected market values of equipment at the time of disposal.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect then-current estimates of the value of such equipment upon its retirement.  This change was accounted for as a change in estimate, and resulted in an increase to depreciation and amortization expense of approximately $2.7 million.

Estimates of accrued liabilities for claims involving bodily injury, physical damage losses, employee health benefits and workers’ compensation.  The primary claims arising against the Company consist of cargo, liability, personal injury, property damage, workers’ compensation, and employee medical costs.  The Company’s insurance programs typically involve self-insurance with high risk-retention levels.  Due to its significant self-insured retention amounts, the Company has exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts.  The Company accrues the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim.  Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  USA Truck records both current and long-term claims accruals at the estimated ultimate payment amounts based on information such as individual case estimates, historical claims experience and an estimate of claims incurred but not reported.  The current portion of the accrual reflects the anticipated claims amounts expected to be paid in the next twelve months.

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

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company as of December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Truck, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of USA Truck Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2022 expressed an unqualified opinion.

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

We identified the estimation of auto liability and workers’ compensation claims accruals, subject to self-insurer insurance retention, as a critical audit matter. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

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

Tulsa, OK

February 17, 2022

USA Truck Inc.

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2021	December 31, 2020

Current assets:	(in thousands, except share data)
Cash and restricted cash (restricted cash of $405 and $243, respectively)	$1,352	$325
Receivables, net of allowance for doubtful accounts of $490 and $617, respectively	100,166	66,857
Inventories	1,387	975
Assets held for sale	—	2,635
Prepaid expenses and other current assets	10,103	8,749
Total current assets	113,008	79,541
Property and equipment:
Land and structures	34,266	33,488
Revenue equipment	316,492	305,509
Service, office and other equipment	31,213	30,331
Property and equipment, at cost	381,971	369,328
Accumulated depreciation and amortization	(175,024)	(150,173)
Property and equipment, net	206,947	219,155
Operating leases - right of use assets	22,898	28,154
Goodwill	5,231	5,231
Other intangibles, net	13,815	15,105
Other assets	2,136	3,046
Total assets	$364,035	$350,232
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,378	$27,045
Current portion of insurance and claims accruals	8,973	9,846
Accrued expenses	10,006	10,798
Current finance lease obligations	14,095	11,655
Current operating lease obligations	6,679	6,838
Long-term debt, current maturities	11,069	6,791
Total current liabilities	87,200	72,973
Other long-term liabilities	342	4,817
Long-term debt, less current maturities	63,355	81,352
Long-term finance lease obligations	56,274	54,482
Long-term operating lease obligations	16,644	21,690
Deferred income taxes	21,914	23,414
Insurance and claims accruals, less current portion	6,881	6,803
Total liabilities	252,610	265,531
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,263,030 shares, and 12,037,966 shares, respectively	123	120
Additional paid-in capital	63,752	60,692
Retained earnings	103,283	78,515
Less treasury stock, at cost (3,367,418 shares, and 3,293,223 shares, respectively)	(55,733)	(54,626)
Total stockholders’ equity	111,425	84,701
Total liabilities and stockholders’ equity	$364,035	$350,232

See accompanying notes to consolidated financial statements.

USA Truck Inc.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020

	(in thousands, except per share data)
Operating revenue	$710,387	$551,138

Operating expenses:
Salaries, wages and employee benefits	155,352	141,590
Fuel and fuel taxes	50,244	38,804
Depreciation and amortization	35,865	41,359
Insurance and claims	21,704	19,855
Equipment rent	7,891	7,349
Operations and maintenance	33,491	37,234
Purchased transportation	343,989	226,716
Operating taxes and licenses	4,833	4,795
Communications and utilities	2,984	3,470
(Gain) loss on disposal of assets, net	(811)	427
Other	17,526	16,681
Total operating expenses	673,068	538,280
Operating income	37,319	12,858

Other expenses:
Interest expense, net	3,929	5,605
Other, net	334	298
Total other expenses, net	4,263	5,903
Income before income taxes	33,056	6,955
Income tax expense	8,288	2,209

Consolidated net income and comprehensive income	$24,768	$4,746

Net earnings per share:
Average shares outstanding (basic)	8,815	8,775
Basic earnings per share	$2.81	$0.54

Average shares outstanding (diluted)	8,973	8,874
Diluted earnings per share	$2.76	$0.53

See accompanying notes to consolidated financial statements.

USA Truck Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2019	11,988	$120	$63,238	$73,769	$(58,916)	$78,211
Issuance of treasury stock	—	—	(4,290)	—	4,290	—
Stock-based compensation	—	—	1,805	—	—	1,805
Restricted stock award grant	77	—	—	—	—	—
Forfeited restricted stock	(16)	—	—	—	—	—
Net share settlement related to vested equity awards	(11)	—	(61)	—	—	(61)
Net income	—	—	—	4,746	—	4,746
Balance at December 31, 2020	12,038	120	60,692	78,515	(54,626)	84,701
Stock-based compensation	—	—	1,964	—	—	1,964
Restricted stock award grant	239	3	(3)	—	—	—
Forfeited restricted stock	(14)	—	643	—	(643)	—
Net share settlement related to vested equity awards	—	—	456	—	(464)	(8)
Net income	—	—	—	24,768	—	24,768
Balance at December 31, 2021	12,263	$123	$63,752	$103,283	$(55,733)	$111,425

See accompanying notes to consolidated financial statements.

USA Truck Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

Operating activities:	(in thousands)
Net income	$24,768	$4,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,865	41,359
Bad debt (benefit) expense	(234)	535
Deferred income tax benefit, net	(1,500)	(603)
Stock-based compensation	1,964	1,805
(Gain) loss on disposal of assets, net	(811)	427
Asset impairments	—	588
Other	190	287
Changes in operating assets and liabilities:
Accounts and other receivables	(33,077)	(12,130)
Inventories and prepaid expenses	(1,766)	(1,100)
Accounts payable and accrued expenses	6,182	6,605
Insurance and claims accruals	(465)	(4,744)
Other long-term assets and liabilities	121	(219)
Net cash provided by operating activities	$31,237	$37,556
Investing activities:
Capital expenditures	(8,365)	(10,716)
Proceeds from sale of property and equipment	7,302	3,182
Net cash used in investing activities	$(1,063)	$(7,534)
Financing activities:
Borrowings under long-term debt	62,762	65,955
Payments on long-term debt	(99,307)	(65,456)
Principal payments on financing lease obligations	(1,672)	(31,519)
Payments on obligation under finance lease	(12,838)	(1,870)
Net change in bank drafts payable	(2,582)	3,157
Proceeds from capital sale leaseback	24,498	—
Net payments for tax withholdings for vested stock-based awards	(8)	(61)
Net cash used in financing activities	$(29,147)	$(29,794)
Increase in cash and restricted cash	1,027	228
Cash and restricted cash:
Beginning of period	325	97
End of period	$1,352	$325
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,940	$5,477
Income taxes, net of refunds	14,719	315
Supplemental disclosure of non-cash investing:
Purchase of revenue equipment included in accounts payable	102	—

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

Basis of presentation

The accompanying consolidated financial statements include the accounts and operations of USA Truck Inc., and present our financial position as of December 31, 2021 and 2020 and the results of our operations, comprehensive income and cash flows for the years ended December 31, 2021 and 2020.  The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), and include all adjustments necessary for the fair presentation of the periods presented.

The accompanying consolidated financial statements include USA Truck Inc., and its wholly owned subsidiaries: International Freight Services, Inc. (“IFS”), a Delaware corporation; USA Truck, LLC, a Delaware limited liability company; USA Truck Fleetco, LLC, a Delaware limited liability company; USA Truck Logistics, LLC, a Delaware limited liability company; Skyraider Risk Retention Group Inc. (“SRRG”), a South Carolina corporation; Davis Transfer Company Inc. (“DTC”), a Georgia corporation; Davis Transfer Logistics Inc. (“DTL”), a Georgia corporation; and B & G Leasing, L.L.C. (“B & G”), a Georgia limited liability company.  References in this report to “it,” “we,” “us,” “our,” or the “Company,” and similar expressions refer to USA Truck Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.  Certain amounts reported in prior periods have been reclassified to conform to the current year presentation.

Risks and uncertainties

In 2020, the rapid spread of the COVID-19 pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.  We continue to monitor the progression of the pandemic, including the outbreak of new strains of the virus, further government responses, including vaccine, testing, and mask mandates, and development of treatments and vaccines and the resulting potential effect on our financial position, results of operations, cash flows and liquidity.  Should the efforts to recover from the pandemic deteriorate or stall, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

Change in estimate

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the first quarter of 2020, the Company lowered the salvage value of its tractor fleet from 30% to 25% to better reflect then-current estimates of the value of such equipment upon its retirement.  This change was accounted for as a change in estimate, and resulted in an increase in depreciation and amortization expense of approximately $2.7 million for the year ended December 31, 2020. No changes were made to the estimated lives or salvage values of our fixed assets during 2021.

Cash, cash equivalents and restricted cash

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.  We had restricted cash of $0.4 million and $0.2 million at December 31, 2021 and 2020, respectively.  This cash is restricted by insurance regulation for the purpose of funding potential insurance claim losses to be paid by our wholly owned captive insurance company and is included in the “Cash and restricted cash” line item in our consolidated balance sheet.

Bank overdrafts

The Company classifies bank overdrafts in current liabilities as accounts payable and does not offset other positive bank account balances located at the same or other financial institutions.  Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts.  The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts.  Bank overdrafts as of December 31, 2021 and 2020 were approximately $2.6 million and $5.2 million, respectively.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses.  Goodwill is not amortized, but instead is evaluated for impairment periodically.  We evaluate goodwill for impairment annually during the fourth quarter, or more often if events or circumstances indicate that goodwill might be impaired.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  There were no impairments of goodwill during 2021 or 2020.

Intangibles

Intangibles include a trade name, customer relationships and indefinite lived intangible assets.  The customer relationships are subject to amortization and are amortized on a straight-line basis over their useful lives.  We periodically evaluate our intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable (see Note 4 – Intangible Assets).

Treasury stock

The Company uses the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost).  When the Company subsequently reissues these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid in capital, while any deficiency is charged to additional paid in capital.  For the year ended December 31, 2021, the Company recorded credits to additional paid in capital of $1.1 million for the return of treasury stock.  For the year ended December 31, 2020, the Company recorded charges to additional paid in capital of $4.3 million for the issuance of shares awarded as equity grants.

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

Depreciable lives and salvage value of assets; valuation of long-lived assets

We review the appropriateness of depreciable lives and salvage values for each category of property and equipment on an annual basis, or when market factors dictate.  These studies utilize models, which take into account actual usage, physical wear and tear, and replacement history to calculate remaining life of our asset base.  We also make assumptions regarding future conditions in determining potential salvage values.  These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.  Actual disposition values may be greater or less than expected due to the length of time before disposition.

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

Claims accruals

The primary claims arising against the Company consist of cargo loss and damage, liability, personal injury, property damage, workers’ compensation, and employee medical expenses.  The Company’s self-insurance retention levels are $0.05 million for cargo loss and damage claims per occurrence, $2.0 million for bodily injury and property damage claims per occurrence, and $0.5 million for workers’ compensation claims per occurrence.  The Company utilizes an actuarial specialist to provide an independent assessment of internally developed accident and workers’ compensation accruals twice a year.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.  The legal expense incurred for individual claims is reserved and paid as part of the total claim expense.  For medical benefits, the Company self-insures up to $0.25 million per plan participant per year with an aggregate claim exposure limit determined by the Company’s year-to-date claims experience and its number of covered team members.  The Company has exposure to fluctuations in the frequency and severity of claims and to variations between its estimated and actual ultimate payouts up to the Company’s self-insured retention level.  Estimates require judgments concerning the nature and severity of the claim, as well as other factors.  Actual settlement of the self-insured claim liabilities could differ from management’s initial assessment due to uncertainties and fact development.  In 2020, the Company formed a captive insurance company, SRRG, to mitigate a portion of our insurance costs.

Restricted stock

Restricted stock cannot be sold by the recipient until its restrictions have lapsed.  The Company recognizes compensation expense related to these awards over the vesting periods based on the closing price of the Company’s common stock on the grant dates.  If these awards contain performance criteria, the grant date fair value is set assuming performance at target, which is the expected level of achievement, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly.  These shares are considered issued and outstanding under the terms of the respective restricted stock agreements.

Revenue recognition

Revenue is measured based upon consideration specified in a contract with a customer.  The Company recognizes revenue when its contractual performance obligations are completed, and the benefit of our services has been transferred to the customer.  Typically, the Company’s contractual performance obligations are fulfilled over a short period of time, and a portion of the total revenue that will be billed to the customer is recognized in a reporting period based upon the percentage of the contractual performance obligation that has been completed at the end of the reporting period.  The contract asset, or the amount of remaining performance obligation relating to loads in process at the end of each reporting period, was $1.6 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively, and was recorded in the “Accounts receivable” line item.

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

The following table set forth revenue disaggregated by revenue type:

	Year Ended December 31,
	2021				2020
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$383,331	$296,374	$(52,658)	$627,047	$341,522	$176,439	$(24,072)	$493,889
Fuel surcharge	48,038	22,572	(1,427)	69,183	35,049	11,366	(997)	45,418
Accessorial	9,747	4,410	—	14,157	7,685	4,146	—	11,831
Total	$441,116	$323,356	$(54,085)	$710,387	$384,256	$191,951	$(25,069)	$551,138

Accounting standards issued but not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  This update requires measurement and recognition of expected versus incurred credit losses for financial assets held.  ASU 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We continue to evaluate the effect of adopting ASU 2016-13, but believe the effects will be limited to the Company’s trade receivables and will not be material.

NOTE 2. SEGMENT REPORTING

The Company’s two reportable segments are Trucking and USAT Logistics.  In determining its reportable segments, the Company’s chief operating decision maker focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

Trucking.  Trucking is comprised of truckload and dedicated freight service offerings.  Truckload service offerings provide motor carrier services as a common and contract carrier, utilizing equipment owned or leased by the Company or independent contractors.  Dedicated freight service offerings provide truckload motor carrier services to specific customers for movement of freight over particular routes at specified times.

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

Revenue equipment assets are not allocated to USAT Logistics, as freight services for customers are brokered through arrangements with third party motor carriers who utilize their own equipment.  To the extent rail intermodal or other USAT Logistics operations require the use of Company-owned assets, they are obtained from the Company’s Trucking segment.  Depreciation and amortization expense is allocated to USAT Logistics based on the Company-owned assets specifically utilized to generate USAT Logistics revenue.  All intercompany transactions between segments reflect rates similar to those that would be negotiated with independent third parties.  All other expenses for USAT Logistics are specifically identifiable direct costs or are allocated to USAT Logistics based on relevant cost drivers, as determined by management.

A summary of operating revenue by segment is as follows:

	Year Ended December 31,

	2021	2020

Operating revenue	(in thousands)
Trucking revenue (1)	$441,116	$384,256
Trucking intersegment eliminations	(770)	(2,667)
Trucking operating revenue	440,346	381,589
USAT Logistics revenue	323,356	191,951
USAT Logistics intersegment eliminations	(53,315)	(22,402)
USAT Logistics operating revenue	270,041	169,549
Total operating revenue	$710,387	$551,138

1)	Includes foreign revenue of $37.9 million and $33.6 million for the years ended December 31, 2021 and 2020, respectively.

A summary of operating income by segment is as follows:

	Year Ended December 31,
	2021	2020

Operating income	(in thousands)
Trucking	$22,609	$9,297
USAT Logistics	14,710	3,561
Total operating income	$37,319	$12,858

A summary of depreciation and amortization by segment is as follows:

	Year Ended December 31,
	2021	2020

Depreciation and amortization	(in thousands)
Trucking	$34,777	$40,203
USAT Logistics	1,088	1,156
Total depreciation and amortization	$35,865	$41,359

Customer Concentration

Services provided to the Company’s largest customer generated approximately 11% of consolidated operating revenue for each of the years ended December 31, 2021 and 2020, and operating revenue generated by this customer is reported in both the Trucking and USAT Logistics operating segments.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Year Ended December 31,
	2021	2020

	(in thousands)
Prepaid licenses, permits and tolls	$1,676	$1,677
Prepaid insurance	5,476	5,374
Other	2,951	1,698
Total prepaid expenses and other current assets	$10,103	$8,749

NOTE 4. INTANGIBLE ASSETS

The following tables summarize intangible assets and customer relationships for the years ended December 31, 2021 and 2020:

	December 31, 2021
	Amortization
	period	Gross	Accumulated	Net intangible
	(years)	Amount	Amortization	assets

	(dollars in thousands)
Trade name	indefinite	$5,000	$—	$5,000
Customer relationships	10	12,900	4,085	8,815
Total intangible assets		$17,900	$4,085	$13,815

	December 31, 2020
	Amortization
	period	Gross	Accumulated	Net intangible
	(years)	Amount	Amortization	assets

	(dollars in thousands)
Trade name	indefinite	$5,000	$—	$5,000
Customer relationships	10	12,900	2,795	10,105
Total intangible assets		$17,900	$2,795	$15,105

Amortization expense was $1.3 million for each of the years ended December 31, 2021 and 2020.

The above customer relationships and intangible assets have a remaining life of 82 months.  The expected amortization of these assets for the next five successive years and thereafter is as follows:

(in thousands)
2022	$1,290
2023	1,290
2024	1,290
2025	1,290
2026	1,290
Thereafter	2,365
Total	$8,815

Goodwill was $5.2 million as of December 31, 2021 and 2020, and has been allocated to the Trucking segment.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Salaries, wages and employee benefits	$7,318	$6,142
Federal and state tax accruals	685	2,649
Other	2,003	2,007
Total accrued expenses	$10,006	$10,798

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Revolving credit agreement	$38,000	$73,025
Sale-leaseback finance obligations	32,739	9,913
Insurance premium financing	3,601	5,064
Other	84	141
	74,424	88,143
Less current maturities	(11,069)	(6,791)
Total long-term debt	$63,355	$81,352

New credit facility

On January 31, 2022, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and BMO Harris Bank, N.A., as agent (“Agent”).  Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under its prior credit facility and terminated such facility.

The Credit Facility is structured as a $130.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $60 million, exercisable in increments of $20 million.  The Credit Facility is a five-year facility scheduled to terminate on January 31, 2027.  Borrowings under the Credit Facility are classified as either secured overnight financing rate (“SOFR”) loans or “Base Rate Loans”.  SOFR Loans accrue interest at SOFR plus an applicable margin that is set at 1.25% through March 31, 2022 and adjusted quarterly thereafter between 1.25% and 1.75% based on the Company’s consolidated fixed charge coverage ratio.  Base Rate Loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that is set at 0.25% through March 31, 2022 and adjusted quarterly thereafter between 0.25% and 0.75% based on the Company’s consolidated fixed charge coverage ratio.  The Credit Facility includes, within its $130.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of certain of the Company’s assets, with the notable exclusions of any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to (A) the sum of (i) 85.0% of eligible accounts receivable, plus (ii) 90.0% of eligible investment grade accounts receivable (reduced to 85.0% in certain situations), plus (iii) the lesser of (a) 85.0% of eligible unbilled accounts receivable and (b) $17.5 million, plus (iv) the product of 85.0% multiplied by the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment.  The borrowing base is reduced by an availability reserve, including reserves based on dilution and certain other customary reserves.  The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant springs only in the event excess availability under the Credit Facility drops below (i) 10.0% of the lenders’ total commitments under the Credit Facility and (ii) $13.0 million.  As of the closing, availability under the Credit Facility was approximately $122.1 million.

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

Previous credit facility

The previous credit facility was a $170.0 million revolving credit facility, with a $75.0 million accordion feature exercisable in increments of at least $20.0 million.  The previous credit facility was a five year facility scheduled to terminate on January 31, 2024.  Borrowings under the previous credit facility were classified as either “base rate loans” or “LIBOR loans”, and included a letter of credit sub-facility in aggregate of $15.0 million and a swingline sub-facility (the “Swingline”) in aggregate of $25.0 million.  An unused line fee of 0.25% was applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the previous credit facility.  The previous credit facility was secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the previous credit facility.

The previous credit facility contained a single financial covenant that was triggered in the event excess availability fell below 10.0% of the lenders’ total commitments, and certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements were triggered in the event excess availability fell below 20.0% of the lenders’ total commitments.

At December 31, 2021, the Company had approximately $2.0 million in overnight borrowings under the Swingline.  The average interest rate for all borrowings made under the previous credit facility as of December 31, 2021 was 1.47%.  As of December 31, 2021, the Company had $7.9 million in letters of credit outstanding and had $124.1 million available to borrow under the previous credit facility taking into account borrowing base availability.

Sale-leaseback transaction

In December 2021, the Company entered into a sale-leaseback transaction whereby it sold trailers for approximately $24.5 million and concurrently entered into a finance lease agreement for the sold trailers with a 48 month term.  Under the lease agreement, the Company will make monthly payments of approximately $0.5 million, and at the end of the lease, has the option to purchase the trailers for nominal consideration.  This transaction does not qualify for sale-leaseback accounting due to the bargain purchase option and is therefore treated as a financing obligation.

Insurance premium financing

In October 2021, the Company entered into a short-term agreement to finance approximately $5.5 million with a third-party financing company for a portion of the Company’s annual insurance premiums.

In October 2020, the Company entered into a short-term agreement to finance approximately $5.1 million with a third-party financing company for a portion of the Company’s annual insurance premiums.  This note was paid in full during the third quarter of 2021.

NOTE 7. LEASES

The components of lease expense for the year ended December 31, 2021 are as follows:

	Year Ended December 31,
	2021	2020

	(in thousands)
Operating lease costs	$8,753	$8,069
Finance lease costs:
Amortization of assets	15,448	20,555
Interest on lease liabilities	2,584	3,264
Total finance lease costs	18,032	23,819
Variable and short-term lease costs	2,508	2,066
Total lease costs	$29,293	$33,954

Supplemental information and balance sheet location related to leases is as follows:

	December 31, 2021	December 31, 2020

Operating leases:	(dollars in thousands)
Operating leases - right-of-use assets	$22,898	$28,154

Current operating lease obligations	6,679	6,838
Long-term operating lease obligations	16,644	21,690
Total operating lease liabilities	$23,323	$28,528

Finance leases:
Property and equipment, at cost	137,736	86,281
Accumulated amortization	(47,699)	(22,991)
Property and equipment, net	$90,037	$63,290

Current finance lease obligations	14,095	11,655
Long-term finance lease obligations	56,274	54,482
	$70,369	$66,137

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	50	60
Finance leases	35	43

Weighted average discount rate:
Operating leases	4.53%	4.59%
Finance leases	3.69%	3.73%

Supplemental cash flow information related to leases is as follows:

	December 31, 2021	December 31, 2020

Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$190	$287
Operating cash flows from finance leases	2,584	3,264
Financing cash flows from finance leases	1,672	31,519

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,355	$23,074
Finance leases	17,070	8,481

Maturities of lease liabilities as of the year ended December 31, 2021 are as follows:

	Finance Leases	Operating Leases

	(in thousands)
2022	$16,435	$6,840
2023	26,765	6,327
2024	18,078	6,012
2025	14,348	5,086
2026	86	762
Thereafter	—	503
Total lease payments	75,712	25,530
Less: Imputed interest	(5,343)	(2,207)
Total lease obligations	70,369	23,323
Less: Current obligations	(14,095)	(6,679)
Long-term lease obligations	$56,274	$16,644

Other commitments

As of December 31, 2021, the Company had $62.4 million in purchase commitments for the acquisition of revenue equipment, of which approximately $10.2 million is cancellable until the end of first quarter 2022.  It is anticipated that these purchase commitments will be funded first through cash provided by operations and proceeds from the sale of used revenue equipment and secondarily from borrowings under the Company’s Credit Facility.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020

Deferred tax assets:	(in thousands)
Operating lease liabilities	$5,861	$7,170
Accrued expenses not deductible until paid	5,479	6,105
Finance lease obligations	1,214	794
Goodwill and intangible assets	1,093	1,264
Equity incentive compensation	280	204
Revenue recognition	245	238
Net operating loss carry forwards	164	298
Allowance for doubtful accounts	228	225
Other	—	5
Total deferred tax assets	$14,564	$16,303

Deferred tax liabilities:
Tax over book depreciation	$(28,577)	$(30,315)
Operating leases - right of use assets	(5,755)	(7,075)
Prepaid expenses deductible when paid	(2,146)	(2,327)
Other	—	—
Total deferred tax liabilities	(36,478)	(39,717)
Net deferred tax liabilities	$(21,914)	$(23,414)

The Company has certain state net operating loss carryovers of approximately $0.2 million that expire in varying years through 2040.  The Company expects to fully utilize its tax attributes in future years before they expire.

The Company is subject to taxation in the U.S., including various U.S. states.  As of December 31, 2021, tax years for 2018, 2019, and 2020 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2021, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2018.

Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2021	2020

Current:	(in thousands)
Federal	$8,251	$2,410
State	1,537	211
Total current	9,788	2,621
Deferred:
Federal	(1,626)	(765)
State	126	353
Total deferred	(1,500)	(412)
Total income tax expense	$8,288	$2,209

A reconciliation between the effective income tax rate and the statutory federal income tax rate of 21% is as follows:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Income tax expense at statutory federal rate	$6,942	$1,461
Federal income tax effects of:
State income tax benefit	(323)	(44)
Per diem and other nondeductible meals and entertainment	1	378
Taxes related to prior years	(22)	346
Non-deductible compensation	135	219
Loss carryback rate benefit	—	(628)
Other	(108)	(87)
Federal income tax expense	6,625	1,645
State income tax expense	1,663	564
Total income tax expense	$8,288	$2,209

Effective tax rate	25.1%	31.8%

The effective rates for 2021 and 2020 varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses including a per diem pay structure for our drivers.  During 2021, the Company benefited from the Consolidated Appropriations Act, 2021 that increased the deduction for the cost of food or beverage provided by a restaurant to be 100% deductible in 2021 and 2022.  The IRS issued further guidance that confirmed such benefit applies to the meal portion of 2021 and 2022 per diem rates or allowances, which allowed the Company to fully deduct its per diem pay in 2021.  Historically, due to the partially nondeductible effect of per diem pay, the Company’s tax rate would change based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.  Generally, as pretax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pretax income or loss, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate can be significant.  We did not experience such an impact from per diem in 2021, and do not expect to experience such an impact in 2022, given the full deductibility allowance mentioned above.  Additionally, during 2021 the Company’s tax rate was affected by vesting of equity-based compensation at a higher stock price than the price at which it was granted, which resulted in a decrease to tax expense; however, this was more than offset by non-deductible officer compensation, resulting in an increase to tax expense and impacting the effective tax rate.

NOTE 9. EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014.  The Incentive Plan replaced the 2004 Equity Incentive Plan and provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees and consultants.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of December 31, 2021, 351,032 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

The components of compensation expense recognized, net of forfeiture recoveries, related to equity-based compensation is reflected in the table below for the years indicated:

	Year Ended December 31,
	2021	2020

	(in thousands)
Stock options	$232	$268
Restricted stock awards	1,732	1,537
Equity compensation expense	$1,964	$1,805

Compensation expense related to all equity-based compensation awards granted under the Incentive Plan is included in salaries, wages and employee benefits in the accompanying consolidated statements of income and comprehensive income.

Stock options

Stock options are the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a specified time period.  The exercise price of each option award equals the fair value of the Company’s common stock on the date of grant.  Currently, the vesting period of option awards is 4 years.  Awards are exercisable over a ten-year term, and are forfeited within 30 days after termination for reasons other than death, disability or retirement.  The Company did not grant incentive stock options during 2021 or 2020.  The following table summarizes the stock option activity under the Incentive Plan for the year ended December 31, 2021:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value (in
	Number of	Price Per	Contractual	thousands)
	Shares	Share	Life (in years)	(1)
Options outstanding at December 31, 2020	109,733	$17.71	—	$—
Granted	—	—	—	—
Exercised	(547)	17.75	—	2
Cancelled/forfeited	(5,176)	17.28	—	—
Expired	(5,175)	17.28	—	—
Outstanding at December 31, 2021	98,835	$17.75	7.16	$211
Exercisable at December 31, 2021	49,140	$17.75	7.16	$105

1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of the Company’s common stock, as determined by the closing price on December 31, 2021 was $19.88.

As of December 31, 2021 approximately $0.3 million of unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 1.2 years.

Restricted stock awards

Restricted stock awards are shares of the Company’s common stock that are granted subject to defined restrictions.  The fair value of restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant.  The vesting period of restricted stock awards is ratably over a determined number of years, and differs by either time-based or performance-based vesting metrics.  Time-based restricted stock awards typically vest over a one or four year term.  Performance-based restricted stock awards are earned based upon the level of attainment by the Company of specified performance objectives as determined by the Executive Compensation Committee of the Board of Directors over a three year performance period.  During 2020, there was a market-based restricted stock award granted subject to a two year vesting period and a performance element.  The fair value of this grant was determined using a Monte Carlo simulation.

Information related to the restricted stock awarded for the years ended December 31, 2021 and 2020 is as follows:

	Number of	Weighted-Average Grant
	Shares	Date Fair Value (1)
Nonvested shares – December 31, 2019	389,242	$16.94
Granted	323,915	3.93
Forfeited	(107,968)	11.86
Vested	(128,106)	13.60
Nonvested shares – December 31, 2020	477,083	$10.16
Granted	239,252	15.28
Forfeited	(58,841)	17.13
Vested	(104,190)	12.02
Nonvested shares – December 31, 2021	553,304	$11.28

1)	The shares were generally valued at the closing price of the Company’s common stock on the date(s) specified by the award agreements.

The fair value of stock options and restricted stock that vested during the year is as follows for the periods indicated:

	Year Ended December 31,
	2021	2020

	(in thousands)
Stock options	$252	$354
Restricted stock	1,584	696

As of December 31, 2021, approximately $3.7 million of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a weighted-average period of 2.4 years.

Employee benefit plans

The Company sponsors the USA Truck Inc. Employees’ Investment Plan, a tax deferred savings plan under section 401(k) of the Internal Revenue Code that covers substantially all team members.  Employees can contribute up to any percentage of their compensation, subject to statutory limits, with the Company matching 50% of the first 4% of compensation contributed by each employee.  Employees’ rights to employer contributions vest after two years from their date of employment.  The Company’s matching contributions to the plan were approximately $0.7 million for each of the years ended December 31, 2021 and 2020.

NOTE 10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020

Numerator:	(in thousands, except per share amounts)
Net income	$24,768	$4,746
Denominator:
Denominator for basic earnings per share – weighted average shares	8,815	8,775
Effect of dilutive securities:
Employee restricted stock and incentive stock options	158	99
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	8,973	8,874
Basic earnings per share	$2.81	$0.54
Diluted earnings per share	$2.76	$0.53
Weighted average anti-dilutive employee restricted stock and incentive stock options	106	313

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

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors.  Management, with the participation of the PEO and the PFO conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, as of December 31, 2021 the PEO and PFO have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal controls over financial reporting was conducted based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the criteria set forth in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting is effective at the reasonable assurance level as of December 31, 2021.

The Company’s internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton LLP, independent registered public accountants, as attested to in their report included herein.

Change in Internal Control over Financial Reporting

No change occurred in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

USA Truck, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of USA Truck Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 17, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 17, 2022

Item 9B.          OTHER INFORMATION

None

Item 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is hereby incorporated by reference to the information set forth under the sections entitled “Proposal One: Election of Directors,” “Continuing Directors,” “Executive Officers,” “Corporate Governance – The Board of Directors and Its Committees – Other Board and Corporate Governance Matters,” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Audit Committee” contained in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC (the “2022 Proxy”).

Item 11.          EXECUTIVE COMPENSATION

The information required in this Item 11 is hereby incorporated by reference to the information set forth under the sections entitled “Executive Compensation” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – Executive Compensation Committee” contained in the 2022 Proxy.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is hereby incorporated by reference to the information set forth under the sections entitled ”Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” contained in the 2022 Proxy.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is hereby incorporated by reference to the information set forth under the sections entitled “Certain Transactions” and “Corporate Governance – The Board of Directors and Its Committees – Board of Directors – Director Independence” contained in the 2022 Proxy.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item 14 is hereby incorporated by reference to the information set forth under the section entitled “Independent Registered Public Accounting Firm” contained in the 2022 Proxy.

PART IV

Item 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
	(a) The following documents are filed as a part of this report:
1.	Financial statements. Included in Part II, Item 8 of this report.	50
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

10.18		Second Amendment to the USA Truck Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 4, 2019)
10.19*	#	Letter Agreement, dated May 11, 2017, between the Company and Kim Littlejohn
10.20*	#	Executive Change in Control Agreement, dated April 21, 2020, between the Company and Kim Littlejohn
21	#	Subsidiaries of USA Truck Inc.
23.01	#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.01	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	##	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	##	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover page Interactive Data File formatted as Inline XBRL (contained in Exhibit 101)

*    Management contract or compensatory plan, contract or arrangement.

#    Filed herewith.

##  Furnished herewith.

Item 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TRUCK INC.

(Registrant)

By:	/s/ James D. Reed
James D. Reed
President and Chief Executive Officer

Date:	February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander D. Greene
Alexander D. Greene	Chairman of the Board and Director	February 17, 2022

/s/ James D. Reed	President, Chief Executive Officer and Director
James D. Reed	(Principal Executive Officer)	February 17, 2022

/s/ Zachary B. King	Senior Vice President and Chief Financial Officer
Zachary B. King	(Principal Financial and Accounting Officer)	February 17, 2022

/s/ Robert E. Creager
Robert E. Creager	Director	February 17, 2022

/s/ Gary R. Enzor
Gary R. Enzor	Director	February 17, 2022

/s/ Barbara J. Faulkenberry
Barbara J. Faulkenberry	Director	February 17, 2022

/s/ M. Susan Chambers
M. Susan Chambers	Director	February 17, 2022

/s/ Rajan C. Penkar
Rajan C. Penkar	Director	February 17, 2022