Form 10-Q
period 2022-03-31
USA TRUCK INC
filed 2022-04-29
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, as of April 22, 2022, was 9,007,867

USA TRUCK INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets	March 31, 2022	December 31, 2021

Current assets:	(in thousands, except share data)
Cash and restricted cash (restricted cash of $8,567 and $405, respectively)	$20,593	$1,352
Receivables, net of allowance for doubtful accounts of $278 and $490, respectively	109,856	100,166
Inventories	1,300	1,387
Prepaid expenses and other current assets	9,864	10,103
Total current assets	141,613	113,008
Property and equipment:
Land and structures	34,274	34,266
Revenue equipment	318,339	316,492
Service, office and other equipment	31,507	31,213
Property and equipment, at cost	384,120	381,971
Accumulated depreciation and amortization	(168,380)	(175,024)
Property and equipment, net	215,740	206,947
Operating leases - right of use assets	21,342	22,898
Goodwill	5,231	5,231
Other intangibles, net	13,493	13,815
Other assets	3,253	2,136
Total assets	$400,672	$364,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,098	$36,378
Current portion of insurance and claims accruals	8,740	8,973
Accrued expenses	13,047	10,006
Current finance lease obligations	16,983	14,095
Current operating lease obligations	6,475	6,679
Long-term debt, current maturities	16,890	11,069
Total current liabilities	105,233	87,200
Other long-term liabilities	334	342
Long-term debt, less current maturities	57,188	63,355
Long-term finance lease obligations	70,033	56,274
Long-term operating lease obligations	15,287	16,644
Deferred income taxes	21,512	21,914
Insurance and claims accruals, less current portion	6,881	6,881
Total liabilities	276,468	252,610
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,455,160 shares, and 12,263,030 shares, respectively	125	123
Additional paid-in capital	65,322	63,752
Retained earnings	116,394	103,283
Less treasury stock, at cost (3,446,463 shares, and 3,367,418 shares, respectively)	(57,637)	(55,733)
Total stockholders’ equity	124,204	111,425
Total liabilities and stockholders’ equity	$400,672	$364,035

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except per share data)
Operating revenue	$201,063	$158,505

Operating expenses:
Salaries, wages and employee benefits	41,887	36,555
Fuel and fuel taxes	17,037	11,444
Depreciation and amortization	8,024	9,570
Insurance and claims	6,623	5,809
Equipment rent	1,834	1,949
Operations and maintenance	8,515	7,066
Purchased transportation	98,319	74,103
Operating taxes and licenses	1,260	1,272
Communications and utilities	1,006	804
Gain on disposal of assets, net	(6,401)	(177)
Other	4,276	4,064
Total operating expenses	182,380	152,459
Operating income	18,683	6,046

Other expenses:
Interest expense, net	1,417	1,025
Other, net	68	61
Total other expenses, net	1,485	1,086
Income before income taxes	17,198	4,960
Income tax expense	4,087	1,363

Consolidated net income and comprehensive income	$13,111	$3,597

Net earnings per share:
Average shares outstanding (basic)	8,831	8,841
Basic earnings per share	$1.48	$0.41

Average shares outstanding (diluted)	9,043	9,007
Diluted earnings per share	$1.45	$0.40

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2021	12,263	$123	$63,752	$103,283	$(55,733)	$111,425
Stock-based compensation	—	—	748	—	—	748
Restricted stock award grant	199	2	(2)	—	—	—
Forfeited restricted stock	—	—	1,416	—	(1,416)	—
Net share settlement related to vested equity awards	(7)	—	(592)	—	(488)	(1,080)
Net income	—	—	—	13,111	—	13,111
Balance at March 31, 2022	12,455	$125	$65,322	$116,394	$(57,637)	$124,204

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2020	12,038	$120	$60,692	$78,515	$(54,626)	$84,701
Stock-based compensation	—	—	168	—	—	168
Restricted stock award grant	193	2	(2)	—	—	—
Forfeited restricted stock	(4)	—	390	—	(390)	—
Net share settlement related to vested equity awards	—	—	407	—	(412)	(5)
Net income	—	—	—	3,597	—	3,597
Balance at March 31, 2021	12,227	$122	$61,655	$82,112	$(55,428)	$88,461

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Operating activities:	(in thousands)
Net income	$13,111	$3,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,024	9,570
Bad debt benefit	(205)	—
Deferred income tax benefit, net	(402)	(984)
Stock-based compensation	748	168
Gain on disposal of assets, net	(6,401)	(177)
Other	165	4
Changes in operating assets and liabilities:
Accounts and other receivables	(9,484)	(18,089)
Inventories and prepaid expenses	1,100	(82)
Accounts payable and accrued expenses	9,465	14,431
Insurance and claims accruals	(75)	878
Other long-term assets and liabilities	(2,233)	(3,332)
Net cash provided by operating activities	$13,813	$5,984
Investing activities:
Capital expenditures	(754)	(395)
Proceeds from sale of property and equipment	12,002	5,451
Net cash provided by investing activities	$11,248	$5,056
Financing activities:
Borrowings under long-term debt	6,000	13,150
Payments on long-term debt	(49,321)	(16,169)
Principal payments on financing lease obligations	(2,508)	(2,992)
Payment of debt issuance costs	(774)	—
Net change in bank drafts payable	(111)	(2,429)
Proceeds from issuance of long-term debt	41,974	—
Net payments for tax withholdings for vested stock-based awards	(1,080)	(5)
Net cash used in financing activities	$(5,820)	$(8,445)
Increase in cash and restricted cash	19,241	2,595
Cash and restricted cash:
Beginning of period	1,352	325
End of period	$20,593	$2,920
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,303	$1,059
Income taxes, net of refunds	21	—
Supplemental disclosure of non-cash investing:
Purchase of revenue equipment included in accounts payable	430	—

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2022

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc. and present our financial position as March 31, 2022 and December 31, 2021 and our results of operations and comprehensive income for the three months ended March 31, 2022 and 2021.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States.  Additionally, the Company has elected to utilize certain abbreviated reporting requirements available to smaller reporting companies. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

These condensed consolidated financial statements and notes are unaudited.  However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2022.

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

Change in estimate

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the first quarter of 2022, the Company increased the salvage value of its tractor fleet to better reflect current estimates of the value of such equipment upon its retirement.  This change is being accounted for as a change in estimate.  During the three months ended March 31, 2022, this change in estimate resulted in a decrease in depreciation and amortization expense of approximately $0.9 million.

Risks and Uncertainties

We continue to monitor the progression of the COVID-19 pandemic, including the outbreak of new strains of the virus, further government responses, including vaccine, testing, and mask mandates, and development of treatments and vaccines and the resulting potential effect on our financial position, results of operations, cash flows and liquidity.  Should the efforts to recover from the pandemic deteriorate or stall, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Accounting standards issued but not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  This update requires measurement and recognition of expected versus incurred credit losses for financial assets held.  ASU 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We continue to evaluate the effect of adopting ASU 2016-13, but believe the effects will not be significant and will be limited to the valuation of the Company’s trade receivables.  The Company expects to adopt ASU 2016-13 using the modified retrospective approach.

NOTE 2 – REVENUE RECOGNITION

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended March 31,
	2022				2021
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$97,572	$87,934	$(12,446)	$173,060	$91,015	$62,462	$(12,604)	$140,873
Fuel surcharge	16,224	8,440	(6)	24,658	10,319	4,296	(375)	14,240
Accessorial	2,275	1,070	—	3,345	1,769	1,623	—	3,392
Total	$116,071	$97,444	$(12,452)	$201,063	$103,103	$68,381	$(12,979)	$158,505

At March 31, 2022 and December 31, 2021, the Company had contract assets, representing our right to consideration for transportation services not yet billed, of $2.1 million and $1.6 million, respectively.

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

A summary of operating revenue by segment is as follows:

	Three Months Ended
	March 31,
	2022	2021

Operating revenue	(in thousands)
Trucking revenue (1)	$116,071	$103,103
Trucking intersegment eliminations	(43)	(327)
Trucking operating revenue	116,028	102,776
USAT Logistics revenue	97,444	68,381
USAT Logistics intersegment eliminations	(12,409)	(12,652)
USAT Logistics operating revenue	85,035	55,729
Total operating revenue	$201,063	$158,505

1)	Includes foreign revenue of $12.4 million and $8.9 million for the three months ended March 31, 2022 and 2021, respectively.

A summary of operating income by segment is as follows:

	Three Months Ended
	March 31,
	2022	2021

Operating income	(in thousands)
Trucking	$12,628	$3,520
USAT Logistics	6,055	2,526
Total operating income	$18,683	$6,046

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended
	March 31,
	2022	2021

Depreciation and amortization	(in thousands)
Trucking	$7,721	$9,297
USAT Logistics	303	273
Total depreciation and amortization	$8,024	$9,570

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014, which provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  As of March 31, 2022, 195,983 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Salaries, wages and employee benefits	$8,350	$7,318
Federal and state tax accruals	2,469	685
Other	2,228	2,003
Total accrued expenses	$13,047	$10,006

NOTE 6 – DEBT

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Revolving credit agreement	$—	$38,000
Sale-leaseback finance obligations	30,909	32,739
Term loans	41,351	—
Insurance premium financing	1,762	3,601
Other	56	84
	74,078	74,424
Less current maturities	(16,890)	(11,069)
Total long-term debt	$57,188	$63,355

New credit facility

On January 31, 2022, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and BMO Harris Bank, N.A., as agent (“Agent”).  Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under its prior credit facility and terminated such facility.

The Credit Facility is structured as a $130.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, the Company can increase the revolving credit facility of up to $60 million, exercisable in increments of $20 million.  The Credit Facility is a five-year facility scheduled to terminate on January 31, 2027.  Borrowings under the Credit Facility are classified as either secured overnight financing rate (“SOFR”) loans or “Base Rate Loans”.  SOFR Loans accrue interest at SOFR plus an applicable margin that is set at 1.25% through March 31, 2022 and adjusted quarterly thereafter between 1.25% and 1.75% based on the Company’s consolidated fixed charge coverage ratio.  Base Rate Loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that is set at 0.25% through March 31, 2022 and adjusted quarterly thereafter between 0.25% and 0.75% based on the Company’s consolidated fixed charge coverage ratio.  The Credit Facility includes, within its $130.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of certain of the Company’s assets, with the notable exclusions of any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to (A) the sum of (i) 85.0% of eligible accounts receivable, plus (ii) 90.0% of eligible investment grade accounts receivable (reduced to 85.0% in certain situations), plus (iii) the lesser of (a) 85.0% of eligible unbilled accounts receivable and (b) $17.5 million, plus (iv) the product of 85.0% multiplied by the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment.  The borrowing base is reduced by an availability reserve, including reserves based on dilution and certain other customary reserves.  The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant springs only in the event excess availability under the Credit Facility drops below (i) 10.0% of the lenders’ total commitments under the Credit Facility and (ii) $13.0 million.  As of March 31, 2022, availability under the Credit Facility was $130.0 million.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and other indebtedness.

Previous credit facility

The previous credit facility was a $170.0 million revolving credit facility, with a $75.0 million accordion feature exercisable in increments of at least $20.0 million.  The previous credit facility was a five year facility scheduled to terminate on January 31, 2024.  Borrowings under the previous credit facility were classified as either “base rate loans” or “LIBOR loans”, and included a letter of credit sub-facility in aggregate of $15.0 million and a swingline sub-facility in aggregate of $25.0 million.  An unused line fee of 0.25% was applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the previous credit facility.  The previous credit facility was secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the previous credit facility.

The previous credit facility contained a single financial covenant that was triggered in the event excess availability fell below 10.0% of the lenders’ total commitments, and certain restrictions regarding the Company’s ability to pay dividends, make certain investments, prepay certain indebtedness, execute share repurchase programs and enter into certain acquisitions and hedging arrangements were triggered in the event excess availability fell below 20.0% of the lenders’ total commitments.  Additionally, the Company recognized charges in the first quarter of 2022 of $0.3 million associated with the write-off of unamortized debt issuance costs associated with the previous credit facility to the interest expense line item.

Restricted cash

The Company has $7.9 million in letters of credit that were supported by the previous credit facility. Upon termination of the previous credit facility, the Company was required to cash collateralize the letters of credit at 105% of the outstanding amounts, or $8.3 million.  Upon transition of the letters of credit to the Credit Facility, the funds will be transferred to an unrestricted account and the restrictions will lapse.

Term loans

In January 2022, the Company entered into a series of term loans totaling approximately $42.0 million.  These term loans are secured by operating equipment with varying degrees of remaining lives, with loan durations corresponding to the remaining useful lives and ranging from 36 to 96 months.  The average interest rate on the loans was 3.2%. The proceeds from these loans were used to pay off the balance of our previous credit facility.  Under these agreements, the Company will make monthly payments of approximately $0.7 million for the first 36 months.  After that time, the monthly obligation will reduce as each term loan is repaid.

Sale-leaseback transactions

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

NOTE 7 – LEASES AND OTHER COMMITMENTS

The components of lease expense for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Operating lease costs	$2,030	$1,934
Finance lease costs:
Amortization of assets	3,143	4,014
Interest on lease liabilities	782	670
Total finance lease costs	3,925	4,684
Variable and short-term lease costs	498	583
Total lease costs	$6,453	$7,201

Supplemental information and balance sheet location related to leases is as follows:

	March 31, 2022	December 31, 2021

Operating leases:	(dollars in thousands)
Operating leases - right-of-use assets	$21,342	$22,898

Current operating lease obligations	6,475	6,679
Long-term operating lease obligations	15,287	16,644
Total operating lease liabilities	$21,762	$23,323

Finance leases and assets subject to sale leasebacks:
Property and equipment, at cost	157,548	137,736
Accumulated amortization	(51,820)	(47,699)
Property and equipment, net	$105,728	$90,037

Finance lease obligations:
Current finance lease obligations	16,983	14,095
Long-term finance lease obligations	70,033	56,274
	$87,016	$70,369

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	48	50
Finance leases	37	35

Weighted average discount rate:
Operating leases	4.55%	4.53%
Finance leases	3.34%	3.69%

Supplemental cash flow information related to leases is as follows for the three months ended:

	March 31, 2022	March 31, 2021

Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$165	$4
Operating cash flows from finance leases	782	670
Financing cash flows from finance leases	2,508	2,992

ROU assets obtained in exchange for lease liabilities:
Operating leases	$—	$170
Finance leases	20,082	—

OTHER COMMITMENTS

As of March 31, 2022, the Company had $74.9 million in purchase commitments for the acquisition of revenue equipment, of which $20.9 million was cancellable.  It is anticipated that these purchase commitments will be funded first through cash provided by operations and proceeds from the sale of used revenue equipment and secondarily from borrowings under the Company’s Credit Facility.

NOTE 8 – INCOME TAXES

During the three months ended March 31, 2022 and 2021 the Company’s effective tax rate was 23.8% and 27.5%, respectively.  The effective rate varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses.  The fiscal 2022 tax rate was affected by vesting of equity-based compensation at a higher stock price than the price at which it was granted, which resulted in a decrease to tax expense.  Additionally, in fiscal 2022, the Company benefited from The Consolidated Appropriations Act of 2021 that increased the deduction for the cost of food or beverage provided by a restaurant to be 100% deductible in 2021 and 2022.  The three months ended March 31, 2021, however, did not benefit from The Consolidated Appropriations Act of 2021 because the legislation was not passed until December 2021.

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2022	2021

Numerator:	(in thousands, except per share amounts)
Net income	$13,111	$3,597
Denominator:
Denominator for basic earnings per share – weighted average shares	8,831	8,841
Effect of dilutive securities:
Employee restricted stock and incentive stock options	212	166
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	9,043	9,007
Basic earnings per share	$1.48	$0.41
Diluted earnings per share	$1.45	$0.40
Weighted average anti-dilutive employee restricted stock and incentive stock options	74	234

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

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any statement about the expected impact, evolution, duration or severity of the novel coronavirus (“COVID-19”) global pandemic, including our anticipated actions and responses thereto and the potential impact on our business, operations, customers, employees, financial results and financial condition;
●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning acquisitions, or proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	the impact of public health crises, including COVID-19,
●	future driver market,
●	future strategy and strategic initiatives,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment,
●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future deployment of technology,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims expense, including trends in cost, coverage and retention levels, as well as the formation of additional captive insurance companies,
●	future salaries, wages and employee benefits costs,
●	future efforts to expand our use of independent contractors, purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,

●	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
●	future impact of regulations,
●	future use of derivative financial instruments,
●	the impact of inflation and supply chain shortages,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	future equipment market,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of the independent contractor fleet, and
●	future income tax rates

among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “focus,” “intends,” “plans,” “goals,” “may,” “if,” “will,” “would,” “should,” “could,” “potential,” “continue,” “designed,” “likely,” “foresee,” “seek,” “target,” “forecast,” “intends,” “hopes,” “strategy,” “objective,” “mission,” “outlook,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1.A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and other filings with the SEC.

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

The key statistics used to evaluate Trucking segment performance, in each case net of fuel surcharge revenue, include (i) base revenue per available tractor per week, (ii) base revenue per loaded mile, (iii) loaded miles per available tractor per week, (iv) deadhead percentage, (v) average loaded miles per trip, (vi) average number of available tractors, (vii) operating ratio, and (viii) adjusted operating ratio.  In general, the Company’s average miles per available tractor per week, rate per mile and deadhead percentages are affected by industry-wide freight volumes and industry-wide trucking capacity, which are mostly beyond the Company’s control.  Factors over which the Company has significant control are its sales and marketing efforts, service levels and operational efficiency.

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

COVID-19

The COVID-19 outbreak, and its variants, have resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce its spread, such as travel bans and restrictions, social distancing, quarantines, shelter in place or total lock-down orders, business limitations and shutdowns, and vaccine, testing, and mask mandates.  While many of these measures have been relaxed or rolled back, we continue to monitor the situation and implement new measures as deemed appropriate.

The overall impact of COVID-19 on our consolidated results of operations for the three months ended March 31, 2022 was not significant, however the impact of COVID-19 on our consolidated results of operations in future periods remains uncertain.  Based on the duration and severity of COVID-19, we may experience decreases in the demand for our services.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Results of Operations

The following tables summarize the condensed consolidated statements of income and comprehensive income in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2022			2021
			Adjusted			Adjusted	Change
		Operating	Operating		Operating	Operating	in Dollar
		Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$	%	%	$	%	%	%

	(dollars in thousands)
Base revenue	$176,405	87.7%		$144,265	91.0%		22.3%
Fuel surcharge revenue	24,658	12.3		14,240	9.0		73.2
Operating revenue	201,063	100.0		158,505	100.0		26.8

Total operating expenses	182,380	90.7	89.2	152,459	96.2	95.6	19.6
Operating income	18,683	9.3		6,046	3.8		209.0

Other expenses:
Interest expense	1,417	0.7		1,025	0.6		38.2
Other, net	68	0.0		61	0.0		11.5
Total other expenses, net	1,485	0.7		1,086	0.7		36.7
Income before income taxes	17,198	8.6		4,960	3.1		246.7
Income tax expense	4,087	2.0		1,363	0.9		199.9

Consolidated net income	$13,111	6.5%		$3,597	2.3%		264.5%

1)	Base revenue and adjusted operating ratio are non-GAAP financial measures. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with base revenue, adjusted operating ratio and other non-GAAP financial measures.

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

Base revenue is calculated as operating revenue less fuel surcharge revenue and intercompany eliminations.  Adjusted operating ratio is calculated as operating expenses excluding amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  Adjusted operating income is calculated by deducting operating expenses excluding amortization of acquisition related intangibles, net of fuel surcharge revenue, from operating revenue, net of fuel surcharge revenue.

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

Consolidated Reconciliations

Pursuant to the requirements of Regulation S-K, Item 10(e) and Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for base revenue, adjusted operating ratio, and adjusted operating income:

Base Revenue, Adjusted Operating Ratio, and Adjusted Operating Income

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Operating revenue	$201,063	$158,505
Less: Fuel surcharge revenue	(24,658)	(14,240)
Base revenue	$176,405	$144,265
Operating expense	$182,380	$152,459
Adjusted for:
Amortization of acquisition related intangibles	(322)	(323)
Fuel surcharge revenue	(24,658)	(14,240)
Adjusted operating expense	$157,400	$137,896
Operating income	$18,683	$6,046
Adjusted operating income	$19,005	$6,369
Operating ratio	90.7%	96.2%
Adjusted operating ratio	89.2%	95.6%

Segment Reconciliations

	Three Months Ended
Trucking Segment	March 31,
	2022	2021

	(in thousands)
Operating revenue	$116,028	$102,776
Intersegment activity	43	327
Operating revenue (before intersegment eliminations)	116,071	103,103
Less: fuel surcharge revenue (before intersegment eliminations)	(16,224)	(10,319)
Base revenue	$99,847	$92,784
Operating expense (before intersegment eliminations)	$103,443	$99,583
Adjusted for:
Amortization of acquisition related intangibles	(322)	(323)
Fuel surcharge revenue	(16,224)	(10,319)
Adjusted operating expense	$86,897	$88,941
Operating income	$12,628	$3,520
Adjusted operating income	$12,950	$3,843
Operating ratio	89.1%	96.6%
Adjusted operating ratio	87.0%	95.9%

	Three Months Ended
USAT Logistics Segment	March 31,
	2022	2021

	(in thousands)
Operating revenue	$85,035	$55,729
Intersegment activity	12,409	12,652
Operating revenue (before intersegment eliminations)	97,444	68,381
Less: fuel surcharge revenue (before intersegment eliminations)	(8,440)	(4,296)
Base revenue	$89,004	$64,085
Operating expense (before intersegment eliminations)	$91,389	$65,855
Adjusted for:
Fuel surcharge revenue	(8,440)	(4,296)
Adjusted operating expense	$82,949	$61,559
Operating income	$6,055	$2,526
Adjusted operating income	$6,055	$2,526
Operating ratio	93.8%	96.3%
Adjusted operating ratio	93.2%	96.1%

Key Operating Statistics by Segment

	Three Months Ended
	March 31,
Trucking:	2022	2021
Operating revenue (before intersegment eliminations) (in thousands)	$116,071	$103,103
Operating income (1) (in thousands)	$12,628	$3,520
Adjusted operating income (2) (in thousands)	$12,950	$3,843
Operating ratio (3)	89.1%	96.6%
Adjusted operating ratio (4)	87.0%	95.9%
Total miles (5) (in thousands)	38,487	42,148
Deadhead percentage (6)	10.8%	11.6%
Base revenue per loaded mile	$2.907	$2.490
Average number of seated tractors	1,716	1,782
Average number of available tractors (7)	1,821	1,892
Average number of in-service tractors (8)	1,858	1,923
Loaded miles per available tractor per week	1,467	1,532
Base revenue per available tractor per week	$4,265	$3,814
Average loaded miles per trip	496	520

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$97,444	$68,381
Operating income (1) (in thousands)	$6,055	$2,526
Adjusted operating income (2) (in thousands)	$6,055	$2,526
Gross margin (9) (in thousands)	$13,259	$8,224
Gross margin percentage (10)	13.6%	12.0%
Load count (in thousands)	41.3	33.1

1)	Operating income is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income is calculated by deducting operating expenses (before intersegment eliminations) excluding amortization of acquisition related intangibles, net of fuel surcharge revenue, from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).
10)Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended March 31, 2022, Trucking operating revenue (before intersegment eliminations) increased 12.6% to $116.1 million, compared to $103.1 million for the same period in 2021.  Trucking base revenue (before intersegment eliminations) increased 7.6% to $99.8 million compared to $92.8 million for the first quarter of 2021.  The increase in operating revenue (before intersegment eliminations) resulted primarily from a 16.7% increase in base revenue per loaded mile offset by a 4.2% decrease in loaded miles per available tractor per week.

Trucking operating income

For the three months ended March 31, 2022, Trucking reported operating income of $12.6 million compared to operating income of $3.5 million for the same period in 2021.  This improvement was primarily driven by the 12.6% increase in operating revenue (before intersegment eliminations) discussed above while controlling the segment’s fixed cost structure, paired with a $6.2 million increase in gains from the sale of used revenue equipment.

USAT Logistics operating revenue

For the three months ended March 31, 2022, USAT Logistics operating revenue (before intersegment eliminations) increased 42.5% to $97.4 million compared to $68.4 million for the same period in 2021.  The year-over-year increase in operating revenue (before intersegment eliminations) was the result of an 14.2% increase in revenue per load and a 24.8% increase in load volume.

USAT Logistics operating income

USAT Logistics reported operating income of $6.1 million for the three months ended March 31, 2022, an increase of $3.5 million, compared to operating income of $2.5 million for the comparable quarter in 2021.  This increase was driven largely by the 42.5% increase in operating revenue (before intersegment eliminations) discussed above and a 160 basis point improvement in gross margin.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,
	2022				2021				% change
			Base				Base		2022 to
	Operating Revenue		Revenue (1)		Operating Revenue		Revenue (1)		2021
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$41,887	20.8%	23.7%		$36,555	23.0%	25.3%		14.6%
Fuel and fuel taxes	17,037	8.5	(4.3)	(2)	11,444	7.2	(1.9)	(2)	48.9
Depreciation and amortization	8,024	4.0	4.4		9,570	6.0	6.4		(16.2)
Insurance and claims	6,623	3.3	3.8		5,809	3.7	4.0		14.0
Equipment rent	1,834	0.9	1.0		1,949	1.2	1.3		(5.9)
Operations and maintenance	8,515	4.3	4.8		7,066	4.5	4.9		20.5
Purchased transportation	98,319	48.9	55.7		74,103	46.8	51.4		32.7
Operating taxes and licenses	1,260	0.6	0.7		1,272	0.8	0.9		(0.9)
Communications and utilities	1,006	0.5	0.6		804	0.5	0.6		25.1
Gain on disposal of assets, net	(6,401)	(3.2)	(3.6)		(177)	(0.1)	(0.1)		—
Other	4,276	2.1	2.4		4,064	2.6	2.8		5.2
Total operating expenses	$182,380	90.7%	89.2	% (3)	$152,459	96.2%	95.6	% (3)	19.6%

1)	Base revenue is calculated as operating revenue less fuel surcharge revenue and intercompany eliminations.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.
3)	Adjusted operating ratio is calculated as operating expenses excluding amortization of acquisition related intangibles, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees and are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to Company drivers, employee benefits, and compensation and benefits paid to non-driver employees.  The increase in salaries, wages and employee benefits expense was primarily due to increases in performance-based compensation and driver and administrative pay, driven higher by a tight driver market and inflation arising during the latter half of 2021 and into the current year.  Management believes the market for drivers will remain tight, and as such, expects driver wages to continue to increase in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet.

Fuel and fuel taxes

Fuel and fuel taxes relate primarily to diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment, and the number of miles driven by Company drivers.  The increase in fuel and fuel taxes for the three months ended March 31, 2022 is primarily due to increases in the price per gallon of diesel fuel compared to the same period in 2021.  For the three months ended March 31, 2022, the average diesel fuel prices per gallon as reported by the DOE, increased 48.2% when compared to the same period in 2021.  This increase was largely offset by a 73.1% increase in fuel surcharge revenue which increased from $14.2 million for the three months ended March 31, 2021 to $24.7 million for the three months ended March 31, 2022, and a 7.5% decrease in total miles driven by Company drivers for the three months ended March 31, 2022.

The Company continues to pursue fuel efficiency initiatives, including the acquisition of newer, more fuel-efficient revenue equipment and implementing focused driver training programs.  The Company expects to continue to manage its idle time and truck speeds and partner with customers to align fuel surcharge programs to recover a fair portion of its fuel costs.  The Company’s net fuel expense will likely continue to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, empty mile percentage, the percentage of revenue generated from independent contractors and the success of fuel efficiency initiatives.

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, depreciation of facilities, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  For the three months ended March 31, 2022, equipment rent expense remained flat when compared to the 2021 period.

The decrease in depreciation and amortization expense over the three months ended March 31, 2022, when compared to the same period in 2021 was primarily due to the change in tractor salvage values that occurred during the first quarter of 2022 to better reflect current estimates of the value of such equipment upon its retirement, and the timing of revenue equipment replacements.  The Company believes these changes will more accurately reflect the value of the revenue equipment on the accompanying condensed consolidated balance sheets.

While the Company intends to continue its focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives, management expects acquisition costs of new revenue equipment to continue to increase in the near term due to the ongoing supply chain issues.  Currently, tractor and trailer manufacturers are experiencing shortages of semiconductor chips and other component parts and supplies, forcing many to curtail or suspend production, which has led to a lower supply of tractors and trailers and higher prices, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage, and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims, and insurance premiums and self-insured amounts.  For the three months ended March 31, 2022, insurance and claims expense increased compared to the prior year period, largely due to increased insurance premiums.

Because the trucking industry continues to experience large auto liability verdicts and settlements, causing a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies, the Company expects insurance and claims expense to continue to be volatile.  These factors have caused the Company’s insurance premiums to increase during the October 2021 renewal.  The Company continues to evaluate options to prevent further expense increases, including the continued use of and the formation of additional captive insurance companies.

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, tolls and weight tickets, and other related costs.  Operations and maintenance expenses are primarily affected by the age of the Company-operated tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  However, a portion of operations and maintenance expenses are comprised of fixed costs, such as travel expenses, facility lease payments and property taxes.  The increase in operations and maintenance expense for the three months ended March 31, 2022 when compared to the same period in 2021, was the result of increased direct repair and tire expenses paired with the resumption of corporate travel, partially offset by lower tolls.  Although we are beginning to see improved delivery schedules, management continues to believe that delays in the receipt of new tractors, paired with the overall age of our Company-owned fleet will likely affect our maintenance costs in future periods.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads, and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the three months ended March 31, 2022, purchased transportation expense increased significantly when compared to the 2021 period, primarily due to the continued increase in volume of brokered loads through our USAT Logistics segment and increased third-party capacity costs in a tight capacity market.

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

Gain on disposal of assets, net

The increase in gain on disposal of assets, net during the three months ended March 31, 2022 when compared to the same quarter in 2021, was due primarily to continued strength in the used equipment market.  Management expects that the strong used equipment market will continue through the remainder of this year; however, the first quarter adjustment to salvage values is expected to reduce the magnitude of these gains in future periods.

Interest expense, net

The increase in interest expense, net for the three months ended March 31, 2022, was primarily due to the $0.3 million write-off of unamortized debt issuance costs associated with the Company’s previous credit facility.  See Note 6 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility.

Income tax expense

During the three months ended March 31, 2022 and 2021, the Company’s effective tax rate was 23.8% and 27.5%, respectively.  The effective rate varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses.  The fiscal 2022 tax rate was affected by vesting of equity-based compensation at a higher stock price than the price at which it was granted, which resulted in a decrease to tax expense.  Additionally, in fiscal 2022, the Company benefited from The Consolidated Appropriations Act of 2021 that increased the deduction for the cost of food or beverage provided by a restaurant to be 100% deductible in 2021 and 2022.  The three months ended March 31, 2021, however, did not benefit from The Consolidated Appropriations Act of 2021 because the legislation was not passed until December 2021.

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

Inflation

Most of the Company’s operating expenses are inflation sensitive, and as such, are not always able to be offset through increases in revenue per mile and cost control efforts.  A prolonged period of inflation could cause interest rates, fuel, wages and other operating costs to increase, which could adversely affect the Company’s results of operations unless freight rates correspondingly increase.  The Company attempts to limit the effects of inflation through increases in revenue per mile, certain cost control efforts and limiting the effects of fuel prices through fuel surcharges and measures intended to reduce the consumption of fuel.  Management also believes that inflation-driven cost increases on overall operating costs would not be materially different for the Company than for its competitors.  Additionally, a prolonged period of inflation could reduce overall economic activity and may reduce overall demand for our services.

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel.  In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is unable to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, for the three months ended March 31, 2022, the average diesel fuel prices per gallon as reported by the DOE, increased 48.2% when compared to the same period in 2021.

As of March 31, 2022, the Company did not have any long-term fuel purchase contracts and has not entered into any fuel hedging arrangements.

Equity

As of March 31, 2022, the Company had total stockholders’ equity of $124.2 million and total debt and finance lease liabilities of $161.1 million, resulting in a total debt, less cash (excluding restricted cash), to total capitalization ratio of 54.5% compared to 56.4% as of December 31, 2021.

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

As of March 31, 2022, the Company had $74.9 million in purchase commitments for the acquisition of revenue equipment, of which $20.9 million was cancellable.  It is anticipated that these purchase commitments will be funded first through cash provided by operations and proceeds from the sale of used revenue equipment and secondarily from borrowings under the Credit Facility.

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

Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations, bi-annual appraisals of revenue equipment, the timing and nature of property and equipment additions that are not funded through other sources of financing, and the nature and timing of receipt of proceeds from disposals of property and equipment.  Since closing, the Company has not borrowed on the Credit Facility and had full availability of $130.0 million as of March 31, 2022.  The Company expects some reduction in availability in the second quarter as the existing letters of credit are transitioned and collateralized by the Credit Facility.

Cash Flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Three Months Ended March 31,
	Category	2022	2021

Sources of cash:		(in thousands)
Operating activities - net	Operating	$13,813	$5,984
Proceeds from sale of property and equipment	Investing	12,002	5,451
Borrowings under long-term debt	Financing	6,000	13,150
Proceeds from issuance of long-term debt	Financing	41,974	—

Uses of cash:
Capital expenditures	Investing	(754)	(395)
Payments of long-term debt	Financing	(49,321)	(16,169)
Principal payments on financing lease obligations	Financing	(2,508)	(2,992)
Payments on obligation under finance lease	Financing	—	—
Net change in bank drafts payable	Financing	(111)	(2,429)

Other uses - net	Financing	(1,854)	(5)
Increase in cash and restricted cash		$19,241	$2,595

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2022 increased from the comparable 2021 period primarily due to an increase in net income and an increase to accounts payable and accrued expenses, offset by an increase in accounts and other receivables.

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

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the PEO and PFO have concluded that as of March 31, 2022 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present.  The section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 describes some of the risks and uncertainties associated with the Company’s business.  These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.

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

Credit Agreement, dated as of January 31, 2022, by and among, USA Truck, Inc., USA Truck, LLC, USA Truck Logistics, LLC, USA Truck Fleetco, LLC, Davis Transfer Company Inc., Davis Transfer Logistics Inc., and B & G Leasing, L.L.C., each as Borrowers, International Freight Services, Inc., as a Guarantor, certain financial institutions as Lenders, BMO Harris Bank, N.A., as Administrative Agent and Swing Line Lender, and Bank of America, N.A., as Joint Lead Arranger and Joint Bookrunner.

10.2	#	Second Amendment to Executive Severance and Change in Control Agreement, between the Company and James D. Reed dated February 27, 2022.
10.3	#	First Amendment to Executive Severance and Change in Control Agreement, between the Company and Zachary B. King dated February 27, 2022.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline	XBRL Taxonomy Extension Schema Document.
101.CAL	Inline	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline	XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover page Interactive Data File formatted as Inline XBRL (contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.
*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the SEC a supplemental copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck Inc.

Date:	April 29, 2022	By:	/s/ James D. Reed
(Signature)
James D. Reed
President and Chief Executive Officer

Date:	April 29, 2022	By:	/s/ Zachary B. King
(Signature)
Zachary B. King
Executive Vice President and Chief Financial Officer